Form 10-Q
period 1997-06-30
STARTEK INC
filed 1997-08-14
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________,TO________

Commission File Number 1-12793

                                  STARTEK, INC.
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              84-1370538
-------------------------------------      ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

          111 Havana Street
          Denver, Colorado                                  80010
-------------------------------------      ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (303) 361-6000
------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGE SINCE LAST
REPORT)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes_____  No__X__

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
     Class of Common Stock                      August 12, 1997
Common Stock, par value $.01 per share              13,828,571

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                       Page
PART I.  FINANCIAL INFORMATION                                         Number

Item      1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet--June 30, 1997                3
          and December 31, 1996

          Condensed Consolidated Statements of Operations--Three             4
          months ended June 30, 1997 and 1996; Six months ended
          June 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows--Six               5
          months ended June 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements               6

Item      2.   Management's Discussion and Analysis of Financial Condition   9
           and Results of Operations

PART II.   OTHER INFORMATION
----------------------------

Item 2.   Changes in Securities                                             16
Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17
----------

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                             (dollars in thousands)


                                  ASSETS

                                                                         December 31,    June 30,
                                                                             1996            1997
                                                                       --------------  ------------
                                                                                        (unaudited)
Current assets:
     Cash and cash equivalents.......................................       $  2,742       $  8,423
     Short term investments available for sale........................             -         25,125
     Trade accounts receivable, less
     allowance for doubtful accounts of
     $311 and $361, respectively.....................................         11,031          7,406
     Inventories.....................................................          2,535          1,645
     Deferred tax asset..............................................              -            552
     Prepaid expenses and other......................................            140            243
                                                                      --------------  ------------
Total current assets.................................................         16,448         43,394
Property, plant and equipment, net...................................          6,528          6,300
Other assets.........................................................              3              3
                                                                       --------------  ------------
Total assets.........................................................      $  22,979      $  49,697
                                                                       --------------  ------------
                                                                       --------------  ------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit..................................................       $  3,500              -
     Accounts payable................................................          6,962       $  4,479
     Accrued liabilities.............................................          1,584          1,412
     Accrued income tax..............................................              -            192
     Current portion of capital lease obligations....................            917            139
     Current portion of long-term debt...............................              6              -
     Other...........................................................            584            524
                                                                       --------------  ------------
Total current liabilities............................................         13,553          6,746
Capital lease obligations, less current portion......................          1,504            151
Long-term debt, less current portion.................................            548            200
Deferred income taxes................................................              -            253
Other................................................................            271            145
Stockholders' equity:
     Common stock....................................................              1            138
     Additional paid-in capital......................................          6,148         41,661
     Cumulative translation adjustment...............................            129             80
     Retained earnings...............................................          1,038            323
     Note receivable-stockholder for the
     exercise of stock options.......................................          (213)              -
                                                                       --------------  ------------
Total stockholders' equity...........................................          7,103         42,202
                                                                       --------------  ------------
Total liabilities and stockholders' equity...........................      $  22,979      $  49,697
                                                                       --------------  ------------
                                                                       --------------  ------------

SEE ACCOMPANYING NOTES.

                          STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    (dollars in thousands, except share data)
                                   (unaudited)


                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                 -----------------------------   ---------------------------
                                                                     Pro Forma                     Pro Forma
                                                    1996      1997      1997      1996       1997      1997
                                                    ----      ----      ----      ----       ----      ----

Revenues........................................$  14,108 $  16,067 $  16,067 $  29,327 $  32,733  $  32,733
Cost of services................................   11,121    12,541    12,541    23,776    25,273     25,273
                                                -----------------------------  -----------------------------
Gross profit....................................    2,987     3,526     3,526     5,551     7,460      7,460
Selling, general and administrative expenses....    1,857     1,952     1,952     3,563     4,115      4,115
Management fee expense..........................      700     2,333         -       899     3,126          -
                                                -----------------------------  -----------------------------
Operating profit (loss).........................      430     (759)     1,574     1,089       219      3,345
Net interest expense and other..................      108        98        98       233       183        183
                                                -----------------------------  -----------------------------
Income (loss) before income taxes...............      322     (857)     1,476       856        36      3,162
Income tax expense (credit).....................        -     (216)       551         -     (216)      1,179
                                                -----------------------------  -----------------------------
Net income (loss)...............................   $  322  $  (641)    $  925    $  856    $  252   $  1,983
                                                -----------------------------  -----------------------------
                                                -----------------------------  -----------------------------

Pro forma net income per share..................                       $ 0.08                       $   0.17
Weighted average shares outstanding.............                   11,551,647                     11,457,300


SEE ACCOMPANYING NOTES.

                         STARTEK, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30, 1996      JUNE 30, 1997
                                                              ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................     $  856              $  252
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation and amortization..............................        489                 907
     Changes in operating assets and liabilities:
        Accounts receivable.....................................      5,387               3,625
        Inventories.............................................      (333)                 889
        Deferred tax asset......................................          -                (552)
        Prepaid expenses and other assets.......................         54                (103)
        Accounts payable........................................    (3,003)              (2,482)
        Accrued and other liabilities...........................        383                (358)
        Accrued and deferred income taxes.......................          -                 445
                                                                  ----------          -----------
Net cash provided by operating activities.......................     3,833                2,623

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments..........................................          -             (25,125)
Purchases of property, plant and equipment, net.................      (277)                (693)
Collections on notes receivable-
stockholders....................................................         28                 213
                                                                  ----------          -----------
Net cash used in investing activities...........................      (249)             (25,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit borrowings.......................    (2,703)              (3,500)
Principal advances (payments) on borrowings.....................         66                (354)
Proceeds from borrowings and capital lease obligations..........        201                   -
Principal payments on capital lease obligations.................      (187)              (2,130)
Dividend to S corporation principal stockholders................          -              (8,000)
Principal payments on notes payable-stockholders................       (16)                   -
Principal payments on note payable-affiliate....................    (1,111)                   -
Net proceeds of initial public offering of common stock.........          -              41,042
Contributed capital.............................................          -               1,641
                                                                  ----------          -----------
Net cash provided by (used in) financing activities.............    (3,750)              28,699
Effect of exchange rate changes on cash.........................        (6)                 (36)
                                                                  ----------          -----------
Net increase in cash and cash equivalents.......................      (172)               5,681
Cash and cash equivalents at beginning of year..................        451               2,742
                                                                  ----------          -----------
Cash and cash equivalents at end of period......................     $  279            $  8,423
                                                                  ----------          -----------
                                                                  ----------          -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Equipment acquired or refinanced under capital leases...........     $  733                   -
Common stock split effected by stock dividend...................          -              $  107


SEE ACCOMPANYING NOTES.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                    (dollars in thousands, except share data)
                                   (unaudited)


NOTE (1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of StarTek, Inc., and subsidiaries as of June 30, 1997 and 1996 and for the periods then ended. Operating results for the three and six months periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's prospectus dated June 18, 1997 for the Company's initial public offering.

NOTE (2)  INITIAL PUBLIC OFFERING OF COMMON STOCK

     On June 24, 1997 the Company completed an initial public offering of its common stock. The Company sold 3,000,000 shares of common stock at an offering price of $15.00 per share. Total proceeds after deducting $3,958 in estimated costs associated with the offering were $41,042. Immediately prior to the closing of the offering the Company completed a 320.1064-for-1 common stock split effected by a stock dividend. All common stock amounts, equivalent share amounts and per share amounts included in the accompanying financial statements and related notes have been adjusted to give effect to the stock dividend.

NOTE (3)  DIVIDEND TO S CORPORATION PRINCIPAL STOCKHOLDERS

     Effective immediately prior to the June 24, 1997 closing of the initial public offering, the Company declared an $8,000 dividend in an amount approximately equal to the estimated additional paid-in capital and retained earnings of the Company as of the closing date of the initial public offering, pursuant to certain promissory notes. Such notes were paid June 30, 1997 from the net proceeds of the initial public offering.

NOTE (4)  MANAGEMENT FEE EXPENSE

     Historically, certain S corporation stockholders and an affiliate have been paid certain management fees, bonuses and other fees in connection with services rendered to the Company which have not been included in selling, general and administrative expenses, in addition to general compensation for services rendered. Such management fees are reflected as management fee expense as set forth below. Effective with the closing of the Company's initial public offering in June 1997, these management fees, bonuses and other fees were discontinued.

                        STARTEK, INC. AND SUBSIDIARIES

                      (dollars in thousands, except share data)
                                   (unaudited)

     After the closing of the initial public offering, all compensation payable to persons who are now stockholders of the Company (or an affiliate of such stockholder) will be in the form of advisory fees, salaries and bonuses (which at current rates will aggregate approximately $516 annually) and will be included in selling, general and administrative expenses. Such advisory fees and salaries, together with payments under an operating lease terminated effective December 31, 1996, are reflected as selling, general and administrative expense as set forth below.

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                       ------------------   ---------------
                                        1996        1997      1996     1997
                                        ----        ----      ----     ----
Selling, general and administrative
  expense.........................   $    135   $    129   $   270   $    258
Management fee expense............   $    700   $  2,333   $   899   $  3,126

NOTE (5)  PRO FORMA INFORMATION

     The pro forma condensed consolidated statement of operations present the effect on the historical consolidated financial statements of the elimination of management fee expense paid to stockholders and their affiliates, as these fees were discontinued upon the completion of the Company's initial public offering, and the provision for related income taxes at an effective rate of 37.3% as if the Company were taxed as a C corporation.

NOTE (6)          WEIGHTED AVERAGE SHARES OUTSTANDING

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                            -----------------------   ----------------------
                                                               1996        1997          1996        1997
                                                               ----        ----          ----        ----

Shares outstanding after giving effect to
         322.1064 for one stock split
         effected by a stock dividend                       10,828,571   10,828,571   10,828,571  10,828,571
Shares deemed outstanding to closing
         of initial public offering, representing the
         number of shares (at an initial public offering
         price of $15.00 per share) sufficient to fund
         payment of $8,000 Note Payable to
         Principal Stockholders                                533,333      492,307      533,333     512,707
3,000,000 shares issued in connection with
         initial public offering completed June 24, 1997,
         for days outstanding in the respective periods              -      230,769            -     116,022
                                                            -----------------------   ----------------------
Weighted average shares outstanding                         11,361,904   11,551,647   11,361,904  11,457,300
                                                            -----------------------   ----------------------
                                                            -----------------------   ----------------------


                         STARTEK, INC. AND SUBSIDIARIES

                    (dollars in thousands, except share data)
                                   (unaudited)

NOTE (7)  INCOME TAX CREDIT

     The $216 income tax credit for the three and six month periods ended June 30, 1997 is composed of a one-time credit to record a net deferred tax asset of $299 upon termination of S corporation status, less income tax expense on earnings during the June 1997 period when the Company was taxed as a C corporation as adjusted for a foreign tax benefit item.

NOTE (8)  INVENTORIES

Total inventories consisted of the following:
                                              December 31, 1996   June 30, 1997
                                              -----------------  --------------
      Raw materials ..........................     $  2,327          $  1,308
      Finished goods..........................          208               337
                                               ----------------  --------------
                                                    $  2,535         $  1,645
                                               ----------------  --------------
                                               ----------------  --------------


NOTE (9)      STOCK OPTIONS GRANTED

A summary of the Company's stock option activity follows:

                                                                 Six Months
                                                                   Ended
                                                                  June 30,
                                                                    1997
                                                               -------------
Outstanding at beginning of period.........................            -
Granted....................................................         614,500

                                                               -------------
Outstanding at end of period...............................         614,500
                                                               -------------
                                                               -------------

Exercisable at end of period...............................          20,000
                                                               -------------
                                                               -------------

The exercise price for options outstanding as of June 30, 1997 was $15.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                               ---------------------------   --------------------------
                                                                                PRO FORMA                     PRO FORMA
                                                                 1996      1997      1997      1996      1997      1997
                                                                 ----      ----      ----      ----      ----      ----

     Revenues...........................................         100.0%    100.0%    100.0%    100.0%    100.0%   100.0%
     Cost of service....................................          78.8      78.1      78.1      81.1      77.2     77.2
                                                               ---------------------------   --------------------------
     Gross profit.......................................          21.2      21.9      21.9      18.9      22.8     22.8

     SG&A expenses......................................          13.2      12.1      12.1      12.1      12.6     12.6
     Management fee expense.............................           5.0      14.5         -       3.1       9.5       -
                                                               ---------------------------   --------------------------
     Operating profit (loss)............................           3.0     (4.7)       9.8       3.7       0.7     10.2
     Net interest expense and other.....................           0.7       0.6       0.6       0.8       0.6      0.6
                                                               ---------------------------   --------------------------
     Income (loss) before income
     taxes..............................................           2.3     (5.3)       9.2       2.9       0.1      9.6
     Income tax expense (credit)........................             -     (1.3)       3.4         -      (0.7)     3.6
                                                               ---------------------------   --------------------------
     Net income (loss)..................................           2.3     (4.0)       5.8       2.9       0.8      6.0
                                                               ---------------------------   --------------------------
                                                               ---------------------------   --------------------------


     The following table sets forth certain unaudited pro forma condensed consolidated statement of operations data expressed in dollars and as a percentage of revenues for the three and six month periods ended June 30, 1996:


                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30, 1996                          JUNE 30, 1996
                                                ------------------------------------   -------------------------------------
                                                (DOLLARS IN THOUSANDS,                 (DOLLARS IN THOUSANDS,
                                                  EXCEPT SHARE DATA)                      EXCEPT SHARE DATA)
                                                ----------------------                 ----------------------
     Revenues................................   $  14,108                  100.0%      $  29,327                     100.0%
     Cost of services........................      11,121                   78.8          23,776                      81.1
                                                ---------                 ------        ---------                   -------
     Gross profit............................       2,987                   21.2           5,551                      18.9
     SG&A expenses...........................       1,857                   13.2           3,563                      12.1
     Management fee expense..................           -                      -               -                        -
                                                ---------                 ------        ---------                   -------
     Operating profit........................       1,130                    8.0           1,988                       6.8
     Net interest expense and other..........         108                    0.7             233                       0.8
                                                ---------                 ------        ---------                   -------
     Income before income taxes..............       1,022                    7.3           1,755                       6.0
     Income tax expense......................         381                    2.8             655                       2.2
                                                ---------                 ------        ---------                   -------
     Net income..............................      $  641                    4.5        $  1,100                       3.8
                                                ---------                 ------        ---------                   -------
                                                ---------                 ------        ---------                   -------

     Pro forma net income per share               $  0.06                                $  0.10
     Weighted average shares
     outstanding                               11,361,904                             11,361,904



     Pro forma adjustments are described in Note 5 to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS
ENDED JUNE 30, 1996

     REVENUES. Revenues increased $2.0 million, or 13.9%, to $16.1 million for the three months ended June 30, 1997 from $14.1 million for the three months ended June 30, 1996. Revenues of $0.7 million for the three months ended June 30, 1997 were attributable to new clients while existing clients accounted for the remaining $1.3 million of this increase.

     COST OF SERVICES. Costs of services increased $1.4 million, or 12.8%, to $12.5 million for the three months ended June 30, 1997 from $11.1 million for the three months ended June 30, 1996. As a percentage of revenues, cost of services decreased to 78.1% for the three months ended June 30, 1997 from 78.8% for the three months ended June 30, 1996, primarily due to the absence of product recall and rework costs incurred on a certain product distributed from the United Kingdom facility which were incurred in the three months ended June 30, 1996.

     GROSS PROFIT. As a result of the foregoing factors, gross profit increased $0.5 million, or 18.0%, to $3.5 million for the three months ended June 30, 1997 from $3.0 million for the three months ended June 30, 1996. As a percentage of revenues, gross profit increased to 21.9% for the three months ended June 30, 1997 from 21.2% for the three months ended June 30, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $0.1 million, or 5.1%, to $2.0 million for the three months ended June 30, 1997 from $1.9 million for the three months ended June 30, 1996, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, SG&A expenses decreased to 12.1% for the three months ended June 30, 1997 from 13.2% for the three months ended June 30, 1996, reflecting a lesser relative increase in SG&A expense as compared to the increase in revenues.

     MANAGEMENT FEE EXPENSE. Management fee expense increased $1.6 million, or 233.3%, to $2.3 million for the three months ended June 30, 1997 from $0.7 million for the three months ended June 30, 1996. As a percentage of revenues, management fee expense increased to 14.5% for the three months ended June 30, 1997 from 5.0% for the three months ended June 30, 1996. For the three months ended June 30, 1996, management fee expense was accrued based on estimated tax requirements of the recipients. The Company incurred management fee and bonus expense of $2.3 million in the three months ended June 30, 1997, after giving consideration to operating profits and the effects of certain expense timing differences for book and tax purposes. Effective with the closing of the Company's initial public offering in June 1997, these management fee and bonus arrangements were discontinued.

     OPERATING PROFIT (LOSS). As a result of the foregoing factors, operating profit decreased $1.2 million, or 276.5%, to a $(0.8) million operating loss for the three months ended June 30, 1997 from $0.4 million operating profit for the three months ended June 30, 1996. As a percentage of revenues, operating profit decreased to a (4.7)% operating loss for the three months ended June 30, 1997 from 3.0% operating profit for the three months ended June 30, 1996.

     NET INTEREST EXPENSE AND OTHER. Net interest expense and other was relatively unchanged at $0.1 million for each of the three months ended June 30, 1996 and 1997. As a percentage of revenues, net interest expense and other decreased to 0.6% for the three months ended June 30, 1997 from 0.7% for the three months ended June 30, 1996, reflecting increased interest earnings relative to the revenues of the Company together with interest earnings for the last seven days of June 1997 from the net proceeds of the Company's initial public offering, partially offset by prepayment premiums in connection with the repayment of capital lease obligations.

     INCOME (LOSS) BEFORE INCOME TAXES. As a result of the foregoing factors, income before income taxes decreased $1.2 million, or 366.1%, to a $(0.9) million loss before income taxes for the three months ended June 30, 1997 from $0.3 million income before income taxes for the three months ended June 30, 1996. As a percentage of revenues, income before income taxes decreased to a (5.3)% loss before income taxes for the three months ended June 30, 1997 from 2.3% income before income taxes for the three months ended June 30, 1996.

     INCOME TAX EXPENSE (CREDIT). The Company operated as an S corporation for federal and state income tax purposes until termination of S corporation status on June 18, 1997 in connection with the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes through June 17, 1997. The $0.2 million income tax credit for the three months ended June 30, 1997 is composed of a one-time credit to record a net deferred tax asset of $0.3 million upon termination of S corporation status, less income tax expense on earnings during the June 1997 period when the Company was taxed as a C corporation as adjusted for a foreign tax benefit item.

     NET INCOME (LOSS). Based on the factors discussed above, net income decreased a $0.9 million, or 299.1%, to $(0.6) million net loss for the three months ended June 30, 1997 from $0.3 million net income for the three months ended June 30, 1996. As a percentage of revenues, net income decreased to a (4.0)% net loss for the three months ended June 30, 1997 from 2.3% net income for the three months ended June 30, 1996.

     PRO FORMA MANAGEMENT FEE EXPENSE; PRO FORMA OPERATING PROFIT; PRO FORMA INCOME BEFORE INCOME TAXES; PRO FORMA INCOME TAXES AND PRO FORMA NET INCOME. Pro forma amounts reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors (i) pro forma management fee expense is zero for the three months ended June 30, 1996 and 1997; (ii) pro forma operating profit increased $0.5 million, or 39.3%, to $1.6 million for the three months ended June 30, 1997 from $1.1 million for the three months ended June 30, 1996; (iii) pro forma income before income taxes increased $0.5 million, of 44.4%, to $1.5 million for the three months ended June 30, 1997 from $1.0 million for the three months ended June 30, 1996; (iv) pro forma income taxes increased $0.2 million, or 44.6%, to $0.6 million for the three months ended June 30, 1997 from $0.4 million for the three months ended June 30, 1996; and (v) pro forma net income increased $0.3 million, or 44.3%, to $0.9 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     REVENUES. Revenues increased $3.4 million, or 11.6%, to $32.7 million for the six months ended June 30, 1997 from $29.3 million for the six months ended June 30, 1996. Revenues of $1.2 million for the six months ended June 30, 1997 were attributable to new clients while existing clients accounted for the remaining $2.2 million of this increase. Revenues from new clients were partially offset by the effects of completion of projects for existing clients and fluctuating requirements with respect to ongoing projects. A portion of the revenues for the six months ended June 30, 1996 were attributable to two large projects, which generated unusually high revenues.

     COST OF SERVICES. Cost of services increased $1.5 million, or 6.3%, to $25.3 million for the six months ended June 30, 1997 from $23.8 million for the six months ended June 30, 1996. As a percentage of revenues, cost of services decreased to 77.2% for the six months ended June 30, 1997 from 81.1% for the six months ended June 30, 1996. This change was primarily due to improved labor utilization. Additionally, the six months ended June 30, 1997 were affected positively by the absence of start-up costs for the Denver facility and product recall and rework costs incurred on a certain product distributed from the United Kingdom facility, as well as the discontinuation of certain lower margin projects.

     GROSS PROFIT. As a result of the foregoing factors, gross profit increased $1.9 million, or 34.4%, to $7.5 million for the six months ended June 30, 1997 from $5.6 million for the six months ended June 30, 1996. As a percentage of revenues, gross profit increased to 22.8% for the six months ended June 30, 1997 from 18.9% for the six months ended June 30, 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $0.5 million, or 15.5%, to $4.1 million for the six months ended June 30, 1997 from $3.6 million for the six months ended June 30, 1996, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, SG&A expenses increased to $12.6% for the six months ended June 30, 1997 from 12.1% for the six months ended June 30, 1996, reflecting a greater relative increase in SG&A expense as compared to the increase in revenues.

     MANAGEMENT FEE EXPENSE. Management fee expense increased $2.2 million, or 247.7%, to $3.1 million for the six months ended June 30, 1997 from $0.9 million for the six months ended June 30, 1996. As a percentage of revenues, management fee expense increased to 9.5% for the six months ended June 30, 1997 from 3.1% for the six months ended June 30, 1996. For the six months ended June 30, 1996, management fee expense was accrued based on estimated tax requirements of the recipients. The Company paid management fees and bonuses of $3.1 million in the six months ended June 30, 1997, after giving consideration to operating profits and the effects of certain expense timing differences for book and tax purposes. Effective with the closing of the Company's initial public offering in June 1997, these management fees and bonus arrangements were discontinued.

     OPERATING PROFIT (LOSS). As a result of the foregoing factors, operating profit decreased $0.9 million, or 79.9%, to $0.2 million for the six months ended June 30, 1997 from $1.1 million for the six months ended June 30, 1996. As a percentage of revenues, operating profit decreased to 0.7% for the six months ended June 30, 1997 from 3.7% for the six months ended June 30, 1996.

     NET INTEREST EXPENSE AND OTHER. Net interest expense and other was relatively unchanged at $0.2 million for each of the six months ended June 30, 1996 and 1997. As a percentage of revenues, net interest expense and other decreased to 0.6% for the six months ended June 30, 1997 from 0.8% for the six months ended June 30, 1996, reflecting lower outstanding average borrowing relative to the revenues of the Company, increased interest earnings, and interest earnings for the last seven days of June 1997 from the net proceeds of the

Company's initial public offering, all partially offset by prepayment premiums in connection with the repayment of capital lease obligations.

     INCOME (LOSS) BEFORE INCOME TAXES. As a result of the foregoing factors, income before income taxes decreased $0.9 million, or 95.8%, to approximately zero for the six months ended June 30, 1997 from $0.9 million income before income taxes for the six months ended June 30, 1996. As a percentage of revenues, income before income taxes decreased to 0.1% for the six months ended June 30, 1997 from 2.9% for the six months ended June 30, 1996.

     INCOME TAX EXPENSE (CREDIT). The Company operated as an S corporation for federal and state income tax purposes until termination of S corporation status on June 18, 1997 in connection with the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes through June 17, 1997. The $0.2 million income tax credit for the six months ended June 30, 1997 is composed of a one-time credit to record a net deferred tax asset of $0.3 million upon termination of S corporation status, less income tax expense on earnings during the June 1997 period when the Company was taxed as a C corporation as adjusted for a foreign tax benefit item.

     NET INCOME (LOSS). Based on the factors discussed above, net income decreased $0.6 million, or 70.6%, to $0.3 million for the six months ended June 30, 1997 from $0.9 million net income for the six months ended June 30, 1996. As a percentage of revenues, net income decreased to 0.8% for the six months ended June 30, 1997 from 2.9% for the six months ended June 30, 1996.

     PRO FORMA MANAGEMENT FEE EXPENSE; PRO FORMA OPERATING PROFIT; PRO FORMA INCOME BEFORE INCOME TAXES; PRO FORMA INCOME TAXES AND PRO FORMA NET INCOME. Pro forma amounts reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors (i) pro forma management fee expense is zero for the six months ended June 30, 1996 and 1997; (ii) pro forma operating profit increased $1.3 million, or 68.3%, to $3.3 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996; (iii) pro forma income before income taxes increased $1.4 million, or 80.2%, to $3.2 million for the six months ended June 30, 1997 from $1.8 million for the six months ended June 30, 1996; (iv) pro forma income taxes increased $0.5 million, or 80.0%, to $1.2 million for the six months ended June 30, 1997 from $0.7 million for the six months ended June 30, 1996; and (v) pro forma net income increased $0.9 million, or 80.3%, to $2.0 million for the six months ended June 30, 1997 from $1.1 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in June 1997, the Company funded its operations and capital expenditures primarily through cash flow from operations, borrowings under various lines of credit, capital lease arrangements, short-term borrowings from its stockholders and their affiliates, and additional capital contributions by its stockholders. The Company has a $3.5 million revolving line of credit with Norwest Business Credit, Inc. (the "Bank"), which matures on June 30, 1999. Borrowings under the line of credit bear interest at the Bank's base rate, plus 1%.

       The Company completed an initial public offering of common stock on June 24, 1997. The net proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $41.0 million. From the net proceeds, the Company repaid substantially all of it outstanding indebtedness, which included approximately $5.0 million of bank and mortgage indebtedness, $1.8 million of capital lease obligations and $8.0 million of notes payable to principal stockholders arising from an S corporation dividend in an amount approximately equal to the additional paid-in capital and retained earnings of the Company as of the closing date. The balance of the net proceeds (approximately $26.2 million) will be used for working capital and other general corporate purposes, including approximately $8.0 million for capital expenditures to expand and build-out its existing facilities and systems and to potentially make strategic acquisitions of complementary businesses.

      The Company had cash, cash equivalents and short-term investments available for sale of $33.5 million at June 30, 1997. The Company's working capital was $36.6 million.

     The Company agreed to finance telecommunications computer hardware and software through a 36 month operating lease which became effective in April 1997. Monthly payments approximate $27,000.

     Net cash provided by operating activities decreased to $2.6 million for the six months ended June 30, 1997 from $3.8 million for the same period in the prior year. The principal causes of this decrease were (i) a lesser reduction in accounts receivable in the period and (ii) a decrease in net income, partially offset by a decrease in inventories.

     Net cash used in investing activities increased to $25.6 million for the six months ended June 30, 1997 from $0.2 million for the same period in the prior year. The principal cause for this increase was short-term investment of the net proceeds of the Company's initial public offering.

     Net cash provided from financing activities increased to $28.7 million in the six months ended June 30, 1997 from $(3.8) million used in financing activities for the same period in the prior year. The principal causes of this increase were the net proceeds from the Company's initial public offering, contributed capital from principal stockholders and reduction in principal payments on an affiliate note, partially offset by a dividend to the principal stockholders and the repayment of substantially all of the Company's indebtedness.

     The Company believes that cash flow from operations and net proceeds to the Company from its initial public offering, together with available funds under the line of credit, will be sufficient to support its operations and capital expenditure and liquidity requirements for the next 12 months and anticipated operations and cash expenditures for the foreseeable future. However, long-term capital requirements depend on many factors including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company will be required to raise the additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     Historically, the Company's revenues have been significantly lower in the first and second quarters of each year due to the timing of its clients' marketing programs and the introduction of new products, which are typically geared toward the Christmas holiday seasons. Additionally, the Company has experienced, and expects to experience in the future, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of new projects;
(ii) the expiration or termination of existing projects; (iii) the timing of increased expenses incurred to obtain and support new business; (iv) the seasonal pattern of certain of the businesses served by the Company; and (v) the cyclical nature of certain client's businesses.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include (i) the anticipated level of capital expenditures, (ii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's operations; and (iii) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes", and similar expressions.

     In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of one or more of its significant clients, and the loss or delay in implementation of a large project which could cause quarterly variations in the Company's revenues and earnings. Readers are encouraged to review the Risk Factors section of the Company's prospectus dated June 18, 1997 for its initial public offering.

PART II   OTHER INFORMATION

     ITEM 2.     CHANGES IN SECURITIES

          (c)  Sales of Unregistered Securities

               The Company did not issue or sell any unregistered securities during the quarter ended June 30, 1997, except as follows:

                    (i) The Company granted options to purchase a total of 594,500 shares of common stock to 65 employees pursuant to the Company's Stock Option Plan at an exercise price of $15.00 per share, the initial public offering price of the Company's common stock. These options have a term of ten years and vest at the rate of 20% per year.

                    (ii) Pursuant to the Company's Director Option Plan, two
                         non-employee directors were automatically granted options to purchase a total of 20,000 shares of common stock at an exercise price of $15.00 per share. These options have a term of ten years and were fully vested upon grant.

          The foregoing options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               The following document is filed as an exhibit to this report:

               27.1       Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STARTEK, INC.
                                        --------------------------------------
                                                       (Registrant)


Date:     August  14, 1997              /s/  MICHAEL W. MORGAN
          ----------------------        --------------------------------------
                                        Michael W. Morgan
                                        President and Chief Executive Officer



Date:     August 14, 1997               /s/  DENNIS M. SWENSON
          ----------------------        --------------------------------------
                                        Dennis M. Swenson
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)