Form 10-Q
period 1997-09-30
STARTEK INC
filed 1997-11-13
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______

Commission File Number 1-12793

                                  STARTEK, INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             84-1370538
          -----------------------------            -----------------
         (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)


                  111 Havana Street                        80010
                  Denver, Colorado                       ----------
          --------------------------------------         (ZIP CODE)
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 361-6000
               -------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 Not Applicable
               -------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGE SINCE LAST REPORT)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X          No
                                        -----           -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
         Class of Common Stock                  November 10, 1997
Common Stock, par value $.01 per share               13,828,571

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                    Page
PART I.  FINANCIAL INFORMATION                                                      Number
------------------------------
Item     1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets--September 30, 1997
              and December 31, 1996                                                    3

              Condensed Consolidated Statements of Operations--Three
              months ended September 30, 1997 and 1996; Nine months ended
              September 30, 1997 and 1996                                              4

              Condensed Consolidated Statements of Cash Flows--Nine
              months ended September 30, 1997 and 1996                                 5

              Notes to Condensed Consolidated Financial Statements                     6

Item     2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               9

PART II.   OTHER INFORMATION

Item     2.   Changes in Securities and Use of Proceeds                                16
Item     6.   Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                             18

PART I          FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                        STARTEK, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                     ASSETS

                                                             September 30,  December 31,
                                                                  1997          1996
                                                                --------      --------
                                                               (unaudited)
Current assets:
     Cash and cash equivalents ...........................      $ 27,439      $  2,742
     Short term investments available for sale ...........         5,371            --
     Trade accounts receivable, less
     allowance for doubtful accounts of
     $382 and $311, respectively .........................         9,354        11,031
     Inventories .........................................         3,105         2,535
     Deferred tax asset ..................................           438            --
     Prepaid income tax ..................................           119            --
     Prepaid expenses and other ..........................           396           140
                                                                --------      --------
Total current assets .....................................        46,222        16,448
Property, plant and equipment, net .......................         6,933         6,528
Other assets .............................................             3             3
                                                                --------      --------
Total assets .............................................      $ 53,158      $ 22,979
                                                                ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit ......................................            --      $  3,500
     Accounts payable ....................................      $  7,201         6,962
     Accrued liabilities .................................         1,061         1,584
     Current portion of capital lease obligations ........           109           917
     Current portion of long-term debt ...................            --             6
     Other ...............................................           462           584
                                                                --------      --------
Total current liabilities ................................         8,833        13,553
Capital lease obligations, less current portion ..........           133         1,504
Long-term debt, less current portion .....................           200           548
Deferred income taxes ....................................           253            --
Other ....................................................           107           271
Stockholders' equity:
     Common stock ........................................           138             1
     Additional paid-in capital ..........................        41,661         6,148
     Cumulative translation adjustment ...................            44           129
     Unrealized holding gain on investments ..............            11            --
     Retained earnings ...................................         1,778         1,038
     Note receivable-stockholder for the
     exercise of stock options ...........................            --          (213)
                                                                --------      --------
Total stockholders' equity ...............................        43,632         7,103
                                                                --------      --------
Total liabilities and stockholders' equity ...............      $ 53,158      $ 22,979
                                                                ========      ========

See accompanying Notes.

                         STARTEK, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                    (dollars in thousands, except share data)
                                   (unaudited)

                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                         September 30,
                                          --------------------------     -----------------------------------------
                                                                          Pro Forma
                                              1997            1996           1997            1997            1996
                                           ---------       ---------     ---------       ---------       ---------
Revenues ...........................      $  20,226       $  15,479      $  52,960       $  52,960       $  44,806
Cost of services ...................         16,306          12,198         41,579          41,579          35,974
                                           ---------       ---------     ---------       ---------       ---------
Gross profit .......................          3,920           3,281         11,381          11,381           8,832
Selling, general and
     administrative expenses .......          2,135           1,756          6,251           6,251           5,319
Management fee
     expense .......................             --             498             --           3,126           1,397
                                           ---------       ---------     ---------       ---------       ---------
Operating profit ...................          1,785           1,027          5,130           2,004           2,116
Net interest expense and other
     (income) ......................           (535)             69           (353)           (353)            302
                                           ---------       ---------     ---------       ---------       ---------
Income before
     income taxes ..................          2,320             958          5,483           2,357           1,814
Income tax expense .................            865             112          2,045             650             112
                                           ---------       ---------     ---------       ---------       ---------
Net income .........................      $   1,455       $     846      $   3,438       $   1,707       $   1,702
                                           =========       =========     =========       =========       =========

Net income per share ...............      $    0.11                      $      --
Pro forma net income per share .....             --                      $    0.28
Weighted average shares
     outstanding ...................     13,828,571                     12,256,410


                         STARTEK, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                               Nine Months Ended     Nine Months Ended
                                                               September 30, 1997    September 30, 1996
                                                               ------------------    ------------------
Cash flows from operating activities
Net income ................................................      $       1,707       $       1,702
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Depreciation and amortization ........................              1,226                 938
     Changes in operating assets and liabilities:
        Accounts receivable ...............................              1,677               5,772
        Inventories .......................................               (570)               (813)
        Prepaid income tax ................................               (119)
        Deferred tax asset ................................               (438)                 --
        Prepaid expenses and other assets .................               (255)                 33
        Accounts payable ..................................                240              (3,632)
        Accrued and other liabilities .....................               (810)                509
        Deferred income taxes .............................                253                  --
                                                                 -------------       -------------
Net cash provided by operating activities .................              2,911               4,509

Cash flows from investing activities
Acquisition of short-term investments, net ................             (5,371)                 --
Purchases of property, plant and equipment, net ...........             (1,647)               (581)
Collections on notes receivable-stockholders ..............                213                  28
                                                                 -------------       -------------
Net cash used in investing activities .....................             (6,805)               (553)

Cash flows from financing activities
Net payments on line of credit borrowings .................             (3,500)             (2,564)
Principal advances (payments) on borrowings ...............               (354)                 (5)
Proceeds from borrowings and capital lease
obligations ...............................................                 --                 368
Principal payments on capital lease obligations ...........             (2,179)               (626)
Dividend to S corporation principal stockholders ..........             (8,000)                 --
Principal payments on notes payable-stockholders ..........                 --                 (28)
Principal payments on note payable-affiliate ..............                 --              (1,111)
Net proceeds of initial public offering of common stock ...             41,042                  --
Contributed capital .......................................              1,641                  --
                                                                 -------------       -------------
Net cash provided by (used in) financing activities .......             28,650              (3,966)
Effect of exchange rate changes on cash ...................                (70)                 11
Effect of unrealized holding gain on investments ..........                 11                  --
                                                                 -------------       -------------
Net increase in cash and cash equivalents .................             24,697                   1
Cash and cash equivalents at beginning of year ............              2,742                 451
                                                                 -------------       -------------
Cash and cash equivalents at end of period ................      $      27,439       $         452
                                                                 =============       =============

Supplemental disclosure of non-cash activity
Equipment acquired or refinanced under capital leases .....                 --       $         963
Common stock split effected by stock dividend .............      $         107                  --

See accompanying Notes.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                    (dollars in thousands, except share data)
                                   (unaudited)


NOTE (1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of StarTek, Inc., and subsidiaries as of September 30, 1997 and 1996 and for the periods then ended. Operating results for the three and nine months periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

                         STARTEK, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (continued)
                    (dollars in thousands, except share data)
                                   (unaudited)

         After the closing of the initial public offering, all compensation payable to persons who had been S corporation stockholders of the Company (or an affiliate of such stockholder) is in the form of advisory fees, salaries and bonuses (which at current rates aggregate approximately $516 annually) and are included in selling, general and administrative expenses. Such advisory fees and salaries, together with payments under an operating lease terminated effective December 31, 1996, are reflected as selling, general and administrative expense as set forth below.

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             1997        1996        1997        1996
                                            ------      ------      ------      ------
Selling, general and administrative
       expense .......................      $  129      $  135      $  387      $  406
Management fee expense ...............      $   --      $  498      $3,126      $1,397


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

NOTE (6) WEIGHTED AVERAGE SHARES OUTSTANDING

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                             1997            1996            1997            1996
                                                         ----------      ----------      ----------      ----------
Shares outstanding after giving effect to
         322.1064 for one stock split
         effected by a stock dividend                    10,828,571      10,828,571      10,828,571      10,828,571
Shares deemed outstanding to closing
         of initial public offering, representing
         the number of shares (at an initial
         public offering price of $15.00 per share)
         sufficient to fund payment of $8,000 Note
         Payable to Principal Stockholders                       --         533,333         339,927         533,333
3,000,000 shares issued in connection with
         initial public offering completed June 24,
         1997, for days outstanding in the
         respective periods                               3,000,000              --       1,087,912              --
                                                         ----------      ----------      ----------      ----------
Weighted average shares outstanding                      13,828,571      11,361,904      12,256,410      11,361,904
                                                         ----------      ----------      ----------      ----------

                         STARTEK, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (continued)
                    (dollars in thousands, except share data)
                                   (unaudited)

NOTE (7) INCOME TAXES

      The $650 income tax expense for the nine months ended September 30, 1997 is composed of income tax expense on earnings from the June 1997 period when the Company became taxable as a C corporation as adjusted for a foreign tax benefit item, less a one-time credit to record a net deferred tax asset of $299 upon termination of S corporation status. Income taxes for the three months ended September 30, 1997 reflect a provision for federal, state, and foreign income taxes at an effective rate of 37.3%.

NOTE (8) INVENTORIES

Total inventories consisted of the following:

                                       September 30,  December 31,
                                           1997          1996
                                          ------        ------
Raw materials ......................      $2,814        $2,327
Finished goods .....................         291           208
                                          ------        ------
                                          $3,105        $2,535
                                          ======        ======


NOTE (9) STOCK OPTIONS GRANTED

A summary of the Company's stock option activity follows:

                                             Nine Months
                                               Ended
                                            September 30,
                                                1997
                                              --------
Outstanding at beginning of period .....            --
Granted ................................       614,500
Cancelled ..............................        (7,000)
                                              --------
Outstanding at end of period ...........       607,500
                                              ========

Exercisable at end of period ...........        20,000
                                              ========

The exercise price for options outstanding as of September 30, 1997 was $15.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                     The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                         ------------------------     -----------------------------------------
                                                                      PRO FORMA
                                           1997            1996          1997           1997           1996
                                         --------        --------      --------       --------       --------
Revenues ..........................         100.0%          100.0%        100.0%         100.0%         100.0%
Cost of services ..................          80.6            78.8          78.5           78.5           80.3
                                         --------        --------      --------       --------       --------
Gross profit ......................          19.4            21.2          21.5           21.5           19.7
SG&A expenses .....................          10.6            11.3          11.8           11.8           11.9
Management fee expense ............            --             3.2          --              5.9            3.1
                                         --------        --------      --------       --------       --------
Operating profit (loss) ...........           8.8             6.6           9.7            3.8            4.7
Net interest expense and other ....          (2.7)            0.4          (0.7)          (0.7)           0.7
                                         --------        --------      --------       --------       --------
Income (loss) before income
taxes .............................          11.5             6.2          10.4            4.5            4.0
Income tax expense (credit) .......           4.3             0.7           3.9            1.2            0.2
                                         --------        --------      --------       --------       --------
Net income (loss)  ................           7.2             5.5           6.5            3.2            3.8
                                         ========        ========      ========       ========       ========




              The following table sets forth certain unaudited pro forma condensed consolidated statement of operations data expressed in dollars and as a percentage of revenues for the three and nine month periods ended September 30, 1996.

                                    (DOLLARS IN THOUSANDS,        (DOLLARS IN THOUSANDS,
                                      EXCEPT SHARE DATA)            EXCEPT SHARE DATA)
                                      -----------------             -----------------
Revenues .........................      $    15,479        100.0%     $    44,806        100.0%
Cost of services .................           12,198         78.8           35,974         80.3
                                        -----------      -------      -----------      -------
Gross profit .....................            3,281         21.2            8,832         19.7
SG&A expenses ....................            1,756         11.3            5,319         11.9
Management fee expense ...........               --           --               --           --
                                        -----------      -------      -----------      -------
Operating profit .................            1,525          9.9            3,513          7.8
Net interest expense and other ...               69          0.4              302          0.7
                                        -----------      -------      -----------      -------
Income before income taxes .......            1,456          9.4            3,211          7.2
Income tax expense ...............              543          3.5            1,198          2.7
                                        -----------      -------      -----------      -------
Net income .......................      $       913          5.9      $     2,013          4.5
                                        ===========      =======      ===========      =======

Pro forma net income per share ...      $      0.08                   $      0.18
Weighted average shares
     outstanding .................       11,361,904                    11,361,904

           Pro forma adjustments are described in Note 5 to Condensed
                       Consolidated Financial Statements.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1996

         Revenues. Revenues increased $4.7 million, or 30.7%, to $20.2 million for the three months ended September 30, 1997 from $15.5 million for the three months ended September 30, 1996. Revenues of $0.4 million for the three months ended September 30, 1997 were attributable to new clients while existing clients accounted for the remaining $4.3 million of this increase. Revenue from new clients were partially offset by the effects of completion of projects for existing and former clients, and fluctuating requirements with respect to ongoing projects.

         Cost of Services. Costs of services increased $4.1 million, or 33.7%, to $16.3 million for the three months ended September 30, 1997 from $12.2 million for the three months ended September 30, 1996. As a percentage of revenues, cost of services increased to 80.6% for the three months ended September 30, 1997 from 78.8% for the three months ended September 30, 1996, primarily due to increased work for a major client at lower relative margins and decreased labor utilization.

         Gross Profit. As a result of the foregoing factors, gross profit increased $0.6 million, or 19.5%, to $3.9 million for the three months ended September 30, 1997 from $3.3 million for the three months ended September 30, 1996. As a percentage of revenues, gross profit decreased to 19.4% for the three months ended September 30, 1997 from 21.2% for the three months ended September 30, 1996.

         Selling, General and Administrative Expenses. SG&A expenses increased $0.4 million, or 21.7%, to $2.1 million for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, SG&A expenses decreased to 10.6% for the three months ended September 30, 1997 from 11.3% for the three months ended September 30, 1996, reflecting a lesser relative increase in SG&A expense as compared to the increase in revenues.

         Management Fee Expense. Management fee expense decreased $0.5 million to zero for the three months ended September 30, 1997. Effective with the closing of the Company's initial public offering in June 1997, management fees were discontinued.

         Operating Profit. As a result of the foregoing factors, operating profit increased $0.8 million, or 73.8%, to $1.8 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996. As a percentage of revenues, operating profit increased to 8.8% for the three months ended September 30, 1997 from 6.6% for the three months ended September 30, 1996.

         Net Interest Expense and Other (Income). Net interest expense and other (income) was $0.5 million income for the three months ended September 30, 1997, while it was $0.1 million expense in the three months ended September 30, 1996. This increase in net interest earnings was primarily due to interest earnings from the net proceeds of the Company's initial public offering and the substantial absence of line-of-credit borrowing during the three months ended September 30, 1997 as contrasted to the comparable period of 1996.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $1.4 million, or 142.2%, to $2.3 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996. As a percentage of revenues, income before income taxes increased to 11.5% for the three months ended September 30, 1997 from 6.2% for the three months ended September 30, 1996.

         Income Tax Expense. The Company operated as an S corporation for federal and state income tax purposes until termination of S corporation status on June 18, 1997 in connection with the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes through June 17, 1997. A provision for federal , state, and foreign income taxes as a C corporation of $0.9 million was made in the three months ended September 30, 1997, and a provision for foreign income taxes of $0.1 million was made in the three months ended September 30, 1996.

         Net Income. Based on the factors discussed above, net income increased $0.6 million, or 72.0%, to $1.5 million for the three months ended September 30, 1997 from $0.8 million for the three months ended September 30, 1996. As a percentage of revenues, net income increased to 7.2% for the three months ended September 30, 1997 from 5.5% for the three months ended September 30, 1996.

         Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income for the three months ended September 30, 1996 compared to actual results for the three months ended September 30, 1997. No pro forma presentation was applicable to the three months ended September 30, 1997. Pro forma amounts for the three months ended September 30, 1996 reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors (i) management fee expense is zero for the three months ended September 30, 1997 and pro forma management fee expense is zero for the three months ended September 30, 1996; (ii) operating profit increased $0.3 million, or 17.0%, to $1.8 million for the three months ended September 30, 1997 from $1.5 million pro forma operating profit for the three months ended September 30, 1996; (iii) income before income taxes increased $0.9 million, or 59.3%, to $2.3 million for the three months ended September 30, 1997 from $1.5 million pro forma income before income taxes for the three months ended September 30, 1996; (iv) income taxes increased $0.3 million, or 59.3%, to $0.9 million for the three months ended September 30, 1997 from $0.5 million pro forma income tax expense for the three months ended September 30, 1996; and (v) net income increased $0.5 million, or 59.4%, to $1.5 million for the three months ended September 30, 1997 from $0.9 million pro forma net income for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues. Revenues increased $8.2 million, or 18.2%, to $53.0 million for the nine months ended September 30, 1997 from $44.8 million for the nine months ended September 30, 1996. Revenues of $1.4 million for the nine months ended September 30, 1997 were attributable to new clients while existing clients accounted for the remaining $6.7 million of this increase. Revenues from new clients were partially offset by the effects of completion of projects for existing and former clients and fluctuating requirements with respect to ongoing projects. A portion of the revenues for the nine months ended September 30, 1996 were attributable to two large projects, which generated unusually high revenues.

         Cost of Services. Cost of services increased $5.6 million, or 15.6%, to $41.6 million for the nine months ended September 30, 1997 from $36.0 million for the nine months ended September 30, 1996. As a percentage of revenues, cost of services decreased to 78.5% for the nine months ended September 30, 1997 from 80.3% for the nine months ended September 30, 1996. This change was primarily due to the absence of start-up costs for the Denver facility and product recall and rework costs incurred on a certain product distributed from the United Kingdom facility during the nine months ended September 30,1997 together with slightly improved labor utilization on a year-to-date basis, partially offset by increased work for a major client at lower relative margins.

         Gross Profit. As a result of the foregoing factors, gross profit increased $2.5 million, or 28.9%, to $11.4 million for the nine months ended September 30, 1997 from $8.8 million for the nine months ended September 30, 1996. As a percentage of revenues, gross profit increased to 21.5% for the nine months ended September 30, 1997 from 19.7% for the nine months ended September 30, 1996.

         Selling, General and Administrative Expenses. SG&A expenses increased $0.9 million, or 17.5%, to $6.3 million for the nine months ended September 30, 1997 from $5.3 million for the nine months ended September 30, 1996, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, SG&A expenses decreased to $11.8% for the nine months ended September 30, 1997 from 11.9% for the nine months ended September 30, 1996, reflecting a lesser relative increase in SG&A expense as compared to the increase in revenues.

         Management Fee Expense. Management fee expense increased $1.7 million, or 123.8%, to $3.1 million for the nine months ended September 30, 1997 from $1.4 million for the nine months ended September 30, 1996. As a percentage of revenues, management fee expense increased to 5.9% for the nine months ended September 30, 1997 from 3.1% for the nine months ended September 30, 1996. The Company paid management fees and bonuses of $3.1 million in the period from January 1, 1997 through the closing of the Company's initial public offering in June 1997, at which time these management fees and bonus arrangements were discontinued. These management fee and bonus payments gave consideration to operating profits and the effects of certain expense timing differences for book and tax purposes. For the nine months ended September 30, 1996, management fee expense was accrued based on estimated tax requirements of the recipient.

         Operating Profit. As a result of the foregoing factors, operating profit decreased $0.1 million, or 5.3%, to $2.0 million for the nine months ended September 30, 1997 from $2.1 million for the nine months ended September 30, 1996. As a percentage of revenues, operating profit decreased to 3.8% for the nine months ended September 30, 1997 from 4.7% for the nine months ended September 30, 1996.

         Net Interest Expense and Other(Income). Net interest expense and other (income) was $0.4 million income for the nine months ended September 30, 1997, while it was $0.3 million expense for the nine months ended September 30, 1996. This increase to net interest earnings was primarily due to interest earnings from the net proceeds of the Company's initial public offering and the substantial absence of line-of-credit borrowing during the three months ended September 30, 1997 as contrasted to the comparable period of 1996.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $0.5 million, or 29.9%, to $2.4 million for the nine months ended September 30, 1997 from $1.8 million for the nine months ended September 30, 1996. As a percentage of revenues, income before income taxes increased to 4.4% for the nine months ended September 30, 1997 from 4.0% for the nine months ended September 30, 1996.

         Income Tax Expense. The Company operated as an S corporation for federal and state income tax purposes until termination of S corporation status on June 18, 1997 in connection with the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes through June 17, 1997. During the nine months ended September 30, 1997, a provision for income taxes as a C corporation was made for the period June 18, 1997 through September 30, 1997 as adjusted for a foreign tax benefit item, less a one-time credit to record a net deferred tax asset of $0.3 million upon termination of S corporation status. A provision for foreign income taxes of $0.1 million was made in the nine months ended September 30, 1996.

         Net Income. Based on the factors discussed above, net income remained relatively unchanged at $1.7 million for the nine months ended September 30, 1997 and 1996. As a percentage of revenues, net income decreased to 3.2% for the nine months ended September 30, 1997 from 3.8% for the nine months ended September 30, 1996.

         Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income. Pro forma amounts reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors (i) pro forma management fee expense is zero for the nine months ended September 30, 1997 and 1996; (ii) pro forma operating profit increased $1.6 million, or 46.0%, to $5.1 million for the nine months ended September 30, 1997 from $3.5 million for the nine months ended September 30, 1996; (iii) pro forma income before income taxes increased $2.3 million, or 70.8%, to $5.5 million for the nine months ended September 30, 1997 from $3.2 million for the nine months ended September 30, 1996; (iv) pro forma income taxes increased $0.8 million, or 70.7%, to $2.0 million for the nine months ended September 30, 1997 from $1.2 million for the nine months September 30, 1996; and (v) pro forma net income increased $1.4 million, or

70.7%, to $3.4 million for the nine months ended September 30, 1997 from $2.0 for the nine months ended September 30, 1996.



LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering in June 1997, the Company funded its operations and capital expenditures primarily through cash flow from operations, borrowings under various lines of credit, capital lease arrangements, short-term borrowings from its stockholders and their affiliates, and additional capital contributions by its stockholders. In November 1997, the Company replaced its previous $3.5 million line of credit with Norwest Business Credit, Inc. with a $5.0 million revolving line of credit with Norwest Bank (the "Bank"), which matures on April 30, 1999. Borrowings under the line of credit bear interest at the Bank's prime rate. Under this line of credit, the Company is required to maintain working capital of $17,500,000 and tangible net worth of $25,000,000. Collateral for the line of credit is the Company's accounts receivable.

         The Company completed an initial public offering of common stock on June 24, 1997. The net proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $41.0 million. From the net proceeds, the Company repaid substantially all of it's outstanding indebtedness, which included approximately $5.0 million of bank and mortgage indebtedness, $1.8 million of capital lease obligations and $8.0 million of notes payable to principal stockholders arising from an S corporation dividend in an amount approximately equal to the additional paid-in capital and retained earnings of the Company as of the closing date. The balance of the net proceeds (approximately $26.2 million) will be used for working capital and other general corporate purposes, including approximately $8.0 million for capital expenditures to expand and build-out its existing facilities and systems, and to potentially make strategic acquisitions of complementary businesses.

          The Company had cash, cash equivalents and short-term investments available for sale of $32.8 million at September 30, 1997. The Company's working capital was $37.4 million.

         The Company agreed to finance telecommunications computer hardware and software through a 36 month operating lease which became effective in April 1997. Monthly payments approximate $28,500.

         Net cash provided by operating activities decreased to $2.9 million for the nine months ended September 30, 1997 from $4.5 million for the same period in the prior year. The principal causes of this decrease were (i) a reduction in accrued and other liabilities as contrasted to an increase in the comparable period of 1996 and (ii) a lesser reduction in accounts receivable in the period, partially offset by an increase in accounts payable as contrasted to the decrease in the comparable period of 1996.

         Net cash used in investing activities increased to $1.4 million for the nine months ended September 30, 1997 from $0.6 million for the same period in the prior year. The principal causes for this increase were (i) acquisition of short-term investments, net, of the net proceeds of the Company's initial public offering and (ii) increases in purchases of property and equipment.

         Net cash provided from financing activities increased to $28.7 million in the nine months ended September 30, 1997 from $(4.0) million used in financing activities for the same period in the prior year. The principal causes of this increase were the net proceeds from the Company's initial public offering, contributed capital from principal stockholders and reduction in principal payments on an affiliate note, partially offset by a dividend to the principal stockholders and the repayment of substantially all of the Company's indebtedness.

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


PART II  OTHER INFORMATION

         ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (c)      Sales of Unregistered Securities

                           The Company did not issue or sell any unregistered securities during the quarter ended September 30, 1997.

                  (d)      Use of Proceeds

                           The Company filed a Registration Statement
                           (Commission file no. 333-20633) for the public offering of 3,666,667 shares of common stock with the Securities and Exchange Commission, which became effective June 18, 1997. The managing underwriters were Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley Dean Witter. The shares were sold for $15.00 per share for an aggregate amount of $55,000,005. Of the shares sold, 3,000,000 shares ($45,000,000 aggregate amount) were sold by the Company and 666,667 shares ($10,000,005 aggregate amount) were sold by five selling stockholders, each of whom owned in excess of ten percent of the outstanding shares prior to the offering.

                           Expenses incurred for the Company's account in connection with the issuance and distribution of the common stock registered were as follows:

                                   Underwriting discounts and commissions      $3,150,000
                                   Expenses paid to or for underwriters            22,327
                                   Other expenses ($212,668 accrued as
                                   of September 30, 1997)                         785,363 (1)
                                                                               ----------
                                   Total                                       $3,957,690
                                                                               ==========

                  (1) There were no direct or indirect payments to directors, officers or persons owning ten percent or more of the Company's securities, or their associates or affiliates. However, out-of-pocket expenses (i.e. travel, lodging, and meals) directly in connection with the offering were reimbursed and are included in other expenses. The Company agreed to pay the expenses of the selling stockholders, other than underwriting discounts and commissions.

                           The net offering proceeds to the Company were $41,042,310.

                           From June 18, 1997 through September 30, 1997, the Company used net offering proceeds as follows:

                                    Repayment of indebtedness:
                                            Bank and mortgage indebtedness              $ 4,932,000
                                            Capitalized lease obligations                 1,767,000
                                            Notes payable to Principal Stockholders       8,000,000
                                                                                        -----------
                                                                                         14,699,000
                                    Capital expenditures                                    842,000
                                    Working capital                                      25,501,000
                                                                                        -----------
                                                                                        $41,042,000
                                                                                        ===========




         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           The following documents are filed as an exhibit to this report:

                           10.10 Loan Agreement, dated November 6, 1997, between StarTek, Inc. (the "Borrower") and Norwest Bank Colorado, National Association (the "Bank") and 360 Day Promissory Note dated November 6, 1997, payable by the Borrower to the Bank.

                           10.11 Amendment dated September 30,1997 to HP Purchase Agreement dated September
                                  1,1995 by and between Hewlett-Packard Company, Starpak, Inc. and Starpak International Ltd.

                           27.1   Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  STARTEK, INC.
                                                  ------------------------------
                                                  (Registrant)


Date:    November 10, 1997                           /s/  MICHAEL W. MORGAN
         ---------------------------              ------------------------------
                                                  Michael W. Morgan
                                                  President and Chief Executive
                                                  Officer



Date:    November 10, 1997                           /s/  DENNIS M. SWENSON
         ---------------------------              ------------------------------
                                                  Dennis M. Swenson
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit 10.10            Loan Agreement Dated 11/6/97

     Exhibit 10.11            Amendment Dated 9/30/97

     Exhibit 27.1             Financial Data Schedule