Form 10-K405
period 1997-12-31
STARTEK INC
filed 1998-03-31
CIK 1031029

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO  ______

                         Commission File Number 1-12793

                                  STARTEK, INC.
               --------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            DELAWARE                                          84-1370538
-------------------------------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)

       111 HAVANA STREET
           DENVER, COLORADO                                                     80010
-------------------------------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    (ZIP CODE)

                                 (303) 361-6000
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON
                -------------------                 -------------------------
WHICH REGISTERED COMMON STOCK, $.01 PAR VALUE NEW   YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998, 13,828,571 shares of common stock were outstanding and held by approximately 1,179 holders. The aggregate market value of common shares held by non-affiliates of the registrant on such date was approximately $27,600,000, based upon the closing price of the Company's common shares as quoted on the New York Stock Exchange composite tape on such date. Shares of Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding Common Stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II incorporate certain information by reference from the registrant's Prospectus dated June 18th, 1997, as filed with the Securities and Exchange Commission, pursuant to Rule 424 (b) under the Securities Act of 1933, as amended.

Part III incorporates certain information by reference from the registrant's Proxy Statement for its 1998 annual meeting of stockholders. With the exception of the pages of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

================================================================================

                                   PART I

         All statements contained in this report that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include (i) the anticipated level of capital expenditures, (ii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's operations; and (iii) statements relating to the Company or its operations that are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", or "continue", and similar expressions.

         In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of one or more of its significant clients, the loss or delayed implementation of a large project which could cause quarterly variations in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and trend toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruption, risks associated with international operations and expansion, dependence on labor force, and highly competitive markets. All forward-looking statements herein are qualified in their entirety by the information set forth in the "Risk Factors" portion of the registrant's Prospectus dated June 18, 1997, which is incorporated herein by reference.


ITEM 1.  BUSINESS

GENERAL

         StarTek is a leading international provider of integrated, value-added outsourced services primarily for Fortune 500 companies in targeted industries. The Company's integrated outsourced services encompass a wide spectrum of process management services and customer-initiated ("inbound") teleservices throughout a product's life cycle, including product order teleservices, supplier management, product assembly and packaging, product distribution, product order fulfillment, and customer care and technical support teleservices. By focusing on these services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs and reduce working capital needs. The Company has continuously expanded its business and facilities to offer additional services on an outsourced basis in response to the growing needs of its clients and to capitalize on market opportunities, both domestically and internationally.

         StarTek's goal is to grow profitably by focusing on providing high-quality integrated, value-added outsourced services. StarTek has a strategic partnership philosophy, through which the Company assesses each of its client's needs and, together with the client, develops and implements customized outsourcing solutions. Management believes that its entrepreneurial culture, long-term relationships with clients and suppliers, efficient operations, dedication to quality and use of advanced technology and management techniques provide StarTek a competitive advantage in attracting clients that outsource noncore operations. Two of the Company's top three clients have utilized its outsourced services for more than six years and the third client initiated services with the Company in April 1996.

         StarTek has focused primarily on the computer software, computer hardware, electronics, telecommunications and other technology-related industries because of their rapid growth, complex and evolving product offerings and large customer bases, which require frequent, often sophisticated, customer interaction. Management believes that there are substantial opportunities to cross-sell StarTek's wide spectrum of outsourced services to its existing base of clients. The Company intends to capitalize on the increasing trend toward outsourcing by focusing on potential clients in additional industries which could benefit from the Company's expertise in developing and delivering integrated, cost-effective outsourced services.

         StarTek operates from its Colorado facilities located in Denver and Greeley and from a facility located in Hartlepool, England. The Company also operates through a subcontract relationship in Singapore. The Company has a new facility under construction in Greeley, Colorado and has announced plans to open a facility in a leased building in Laramie, Wyoming.

         StarTek, Inc. was incorporated in the State of Delaware on December 30, 1996. The Company's principal executive offices are located at 111 Havana Street, Denver, Colorado 80010 and its telephone number is (303) 361-6000. StarTek's home page on the Internet can be located at www.startek.com. Prior to the formation of the Company, StarTek USA, Inc. and StarTek Europe, Ltd. (previously named StarPak, Inc. and StarPak International, Ltd., respectively) conducted business as affiliates under common control.

STARTEK'S INTEGRATED SERVICES

         The Company's interaction with a client's customers may begin with an inbound call or message via the Internet requesting information or placing an order for the client's product. A StarTek service representative takes the order, and if the Company manages the client's inventory, the Company packs and ships the order. If the Company does not manage the client's inventory, the Company transmits the customer's request directly to the client. In the event the Company manages the client's inventory, the Company may receive finished goods directly from a client or the Company may manage the production process on an outsourced basis, following product specifications provided by the client. In the latter case, the Company selects and contracts with the necessary suppliers and performs all tasks necessary to assemble and package the finished product, which may be held by the Company pending receipt of customer orders or shipped in bulk to distributors or retail outlets.

         The Company's clients typically provide their customers with telephone numbers for product questions and technical support. Calls are routed to StarTek customer care or technical support service representatives who have been trained to support specific products. A call may also lead to an order for another product or service offered by the client, in which case the Company takes the order and the cycle begins again. StarTek's clients may utilize one or more of the Company's outsourced services.

BUSINESS STRATEGY

         StarTek's strategic objective is to increase revenues and earnings by maintaining and enhancing its position as a leading international provider of integrated value-added outsourced services. To reach this objective, the Company intends to:

         Provide Integrated Outsourced Services. StarTek seeks to provide integrated outsourced services which enable its clients to provide their customers with high-quality services at lower cost than through a client's own in-house operations. The Company believes that its ability to tailor operations, materials and employee resources objectively and to provide integrated, value-added outsourced services on a cost-effective basis will allow the Company to become an integral part of its clients' businesses.

         Develop Strategic Partnerships and Long-Term Relationships. StarTek seeks to develop long-term client relationships, primarily with Fortune 500 companies in targeted industries. The Company invests significant resources to establish strategic partnership relationships and to understand each client's processes, culture, decision, parameters and goals, so as to develop and implement customized solutions. The Company believes that this solution-oriented, value-added integrated approach to addressing its clients' needs distinguishes StarTek from its competitors and plays a key role in the Company's ability to attract and retain clients on a long-term basis.

         Maintain Low-Cost Position through Modern Process Management. StarTek strives to establish a competitive advantage by frequently redefining its operational process to reduce cost and improve quality. StarTek's continuous improvement philosophy and modern process management techniques enable the Company to reduce waste and increase efficiency in the following areas: (i) controlling overproduction; (ii) minimizing waiting time due to inefficient work sequences; (iii) reducing inessential handling of materials; (iv) eliminating nonessential movement and processing; (v) implementing fail-safe processes; (vi) improving inventory management; and (vii) preventing defects.

         Emphasize Quality. StarTek strives to achieve the highest quality standards in the industry. To this end, the Company has received ISO 9002 certification, an international standard for quality assurance and consistency in operating procedures, for all of its facilities and services. Certain of the Company's existing clients require evidence of ISO 9002 certification prior to selecting an outsourcing provider.

         Capitalize on Sophisticated Technology. The Company believes it has established a competitive advantage by capitalizing on sophisticated technology and proprietary software, including automatic call distributors, inventory management software, transportation management software, call tracking systems and telephone-computer integration software. These capabilities enable StarTek to improve efficiency, serve as a transparent extension of its clients, receive telephone calls and data directly from its clients' systems, and report detailed information concerning the status and results of the Company's services and interaction with clients on a daily basis.

SERVICES

         The Company offers a wide spectrum of outsourced services throughout a product's life cycle, designed to provide cost-effective and efficient management of the ancillary operations of its clients. The Company works closely with its clients to develop, refine and implement efficient and productive integrated outsourced solutions that link StarTek with such clients and their customers. The processes that create such solutions generally include the development of product manufacturing specifications, packaging and distribution requirements, as well as product-related software programs for telephone, facsimile, e-mail and Internet interactions involving product order fulfillment, customer care and technical support. Substantially all of the Company's teleservices activities are inbound telephone calls, rather than outbound calls. Specific services that StarTek provides to its clients include the following:

         Product Order Teleservices. Product order teleservices is generally the process by which a call from a client's customer is received, identified and routed to a StarTek service representative. Typically, a customer calls to request product service information, to place an order for an advertised product or to obtain assistance regarding a previous order or purchase. The information and results of the call are then communicated either to StarTek's employees for order processing and fulfillment or, if StarTek does not manage the client's inventory, the Company transmits the customer's request directly to the client. To properly handle these and other teleservices, StarTek utilizes automated call distributors to identify each inbound call by the number dialed by the customer and immediately route the call to a StarTek service representative trained for that product. Product orders also occur as a result of a StarTek service representative offering products in connection with a customer care or technical support call. To facilitate product orders, the Company can process credit card charges and other payment methods in connection with its product order teleservices.

         Supplier Management. Company personnel are responsible for maintaining and managing multiple supplier relationships. When the Company is selected by a client to provide product assembly and packaging services, the Company qualifies, selects, certifies and manages the sourcing and manufacturing of the various products and related components including, among other things, the printing of boxes, labels, manuals and other printed materials to be included with the client's product and the mass duplication of software onto various media. Such product and related components are then assembled and packaged at the Company's facilities. The Company monitors the quality of its suppliers through visits to manufacturing facilities and utilizes just-in-time production to minimize inventory in the Company's warehouses. Management believes that the Company's strong, long-term relationships with multiple suppliers allows the Company to be flexible and responsive to its clients, while minimizing costs and the Company's dependency on any single supplier.

         Product Assembly and Packaging. The Company assembles and packages products in various containers, including folding cartons, set-up boxes, compact disc jewel cases, digi-packs, binders and slip cases. The Company assembles and packages products in the United States, the United Kingdom and Singapore. The Company's assembly lines have been designed with significant flexibility, enabling the Company to assemble and package various types of products and rapidly change the type of product produced. During peak periods of operations, the Company's capacity is dependent upon (i) the complexity of the product to be assembled; (ii) the availability of materials from suppliers; (iii) the availability of temporary personnel to increase capacity; (iv) the number of shifts operated by the Company; and (v) the ability to activate additional production lines.

         Product Distribution. The Company's inventory management systems enable the Company to ship and track products to distribution centers, to individual stores and to its clients' customers directly. Product orders are received by the Company via file transfer protocol (FTP), the Internet, electronic data interchange (EDI) and facsimile, as well as through the Company's product order teleservices described above.

         Product Order Fulfillment. StarTek personnel process, pack and ship product orders and requests for promotional and educational literature, and direct customers of the Company's clients to product or service sources ("fulfillment") by telephone, e-mail, facsimile and the Internet, 24 hours per day, seven days per week. The Company provides same-day shipping of customer orders if the product is available.

         Customer Care Teleservices. Customer care programs are customized by the Company to meet it's clients' needs. The Company customizes responses to various customer product inquiries by designing special greetings, marketing messages, and specific queue-time controls. A StarTek service representative receiving a call can enter customer information into the Company's call-tracking system, listen to a question, and quickly access a proprietary networked database via personal computer to locate an answer to a customer's question. A senior quality control team member is available to provide additional assistance for complex or unique customer questions. As additional product information becomes available, the Company promptly integrates such information into its database, thereby ensuring that answers are based upon the latest product information.

         Each customer interaction presents the Company and its clients with an opportunity to gather valuable customer information, including the customer's demographic profile and preferences. This information can prompt the StarTek service representative to make logical, progressive inquiries about the customer's interest in additional products and services, identify additional revenue generating and cross-selling opportunities, or resolve other issues relating to a client's products or services.

         Technical Support Teleservices. StarTek service representatives provide technical support services by telephone, e-mail, facsimile and the Internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer's purchase of a product or by a customer's need for ongoing technical assistance. Customers of StarTek's clients dial a technical support number listed in their product manuals and, based on touch-tone responses, are automatically connected to an appropriate StarTek service representative who is specially trained in the applicable product. Each StarTek service representative acts as a transparent extension of its clients when resolving complaints, diagnosing and resolving product or service problems, or answering technical questions.

INTERNATIONAL OPERATIONS

         StarTek provides its outsourced services on an international basis from the United Kingdom and Singapore. The Company's facility in the United Kingdom provides the full range of the Company's outsourced services for clients throughout Europe, including supplier management, product assembly and packaging, product distribution, product order fulfillment, inbound product order, customer care and technical support teleservices in several languages. The Company currently provides supplier management, product assembly and packaging and product distribution for two of its major clients through a subcontract relationship with a company in Singapore. The subcontract relationship operates on a purchase order basis.

         See Note 13 to the Consolidated Financial Statements for revenue, operating profit and identifiable assets attributable to geographic areas.

CLIENTS

         StarTek provided services to approximately 75 clients during 1997. StarTek's clients included companies engaged primarily in the computer software, computer hardware, electronics, communications, transportation, financial services and other technology-related industries. Approximately 56.3% and 25.4% of the Company's revenues in 1997 were attributable to Microsoft and Hewlett Packard, respectively.

         The Company typically enters into a written agreement with each client for outsourced services or performs services on a purchase order basis. Under substantially all of the Company's significant arrangements with its clients, the Company generates revenues based in large part, on the number and duration of customer inquiries (subject to certain minimum monthly payments) and the volume, complexity and type of components involved in the clients products. Although the Company currently seeks to sign multi-year contracts with its clients, the Company's contracts generally (i) permit termination upon relatively short notice by the client, (ii) do not designate the Company as the clients exclusive outsourced service provider and (iii) do not penalize the client for early termination. To the extent the Company works on a purchase order basis, the agreement with the client frequently does not provide for minimum purchase requirements, except in connection with its customer care and technical support services.

         Hewlett Packard began its outsourcing relationship with the Company in 1987. The Company currently performs the full range of its services for numerous separate divisions of Hewlett Packard which the Company considers to be separate clients based upon the fact that each division acts through a relatively autonomous decision maker. Services are presently typically performed on a purchase order basis. The master purchase agreement has expired and the Company currently operates under separate agreements or purchase orders.

         Microsoft began its outsourcing relationship with the Company in April 1996. The Company currently performs supplier management, product manufacturing, and product distribution services for Microsoft. Services are performed on a purchase order basis, subject to a supply, manufacturing and services agreement (the "MSFT Agreement"). The MSFT Agreement provides that the engagement of the Company's agreement renews automatically for one-year periods, subject to termination, at any time, upon 90 days prior to written notice. The Company has agreed to maintain ISO 9002 certification of its facility in Greeley, Colorado, and a designated product manufacturing capacity. The Company currently maintains capacity at this facility sufficient to satisfy its obligations under the MSFT Agreement and the ongoing product manufacturing, assembly, packaging and distribution needs of other clients.

SALES AND MARKETING

         The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred worldwide vendor of outsourced services. StarTek invests significant resources to create a strategic partnership with its clients to understand their existing operations, customer service processes, culture, decision parameters and goals. A StarTek team assesses the client's outsourcing service needs, and, together with the client, develops and implements customized solutions. Management believes that, as a result of StarTek's strategic relationship with its clients and comprehensive understanding of their businesses, the Company can identify new revenue generating opportunities, customer interaction possibilities and product service improvements not adequately addressed by the client. The Company's sales strategy emphasizes multiple contacts with a client to strengthen its relationship and facilitate the cross-selling of services.

         StarTek markets its outsourced services through a variety of methods, including personal sales calls, client referrals, attendance at trade shows, advertisements in industry publications, and the cross-selling of services to existing clients. As part of its marketing efforts, the Company encourages visits to its facilities, where the Company demonstrates its services, quality procedures and ability to accommodate additional business.

         Management believes a key element to sales growth is the ability to flexibly, effectively and efficiently expand service capacity to meet client needs as its clients grow or outsource more of their non-core operations to the Company. In addition, to attract new clients to StarTek's services, the Company must have the resources to develop a strategy to meet new client's outsourcing goals promptly, as well as the ability to implement operations for such client quickly and accurately.

TECHNOLOGY

         The Company employs sophisticated technology and proprietary software that incorporates digital switching, relational database management systems, call tracking systems, workforce management systems, object-oriented software modules and computer telephony integration. The Company's digital switching technology enables calls to be routed to the next available teleservice representative with the appropriate product knowledge, skill and language abilities. Call tracking and workforce management systems generate and track historical call volumes by client, enabling the Company to schedule personnel efficiently, anticipate fluctuations in call volume and provide clients with detailed information concerning the status and results of the Company's services on a daily basis. Management believes that the Company's proprietary technology platform provides the Company with a competitive advantage in maintaining existing clients and attracting new clients.

EMPLOYEES AND TRAINING

         StarTek's success in recruiting, hiring, and training large numbers of full-time, skilled employees and obtaining large numbers of hourly and temporary employees during peak periods for product assembly, packaging and distribution services is critical to the Company's ability to provide high quality outsourced services. To maintain good employee relations and to minimize turnover, the Company offers competitive pay, hires employees who are eligible to receive the full range of employee benefits, and provides employees with clear, visible career paths. To meet the Company's service objectives, the Company also utilizes temporary help. As of December 31, 1997 the Company had approximately 1,360 full-time equivalent employees. The number of temporary employees varies significantly during the year due to the seasonal variations of the Company's business. Management believes that the demographics surrounding its facilities, and its reputation, stability and compensation plans should allow the Company to continue to attract and retain qualified employees. However, the Company operates in some locations where unemployment levels are currently at low levels compared to historic norms. If low levels of unemployment persist in these areas, the Company's ability to attract qualified employees could be affected. The Company's operations in four localities, with a fifth locality being added in Laramie, Wyoming, should reduce this exposure. The Company considers its employee relations to be good.

         In keeping with StarTek's continuous improvement philosophy, the Company is committed to training all of its employees. StarTek provides formal training for senior management, supervisors, process managers, quality coordinators, and teleservice representatives. StarTek also maintains an employee quality program to backup every employee, including specialized quality coordinators who teach problem solving, assist with teleservice calls and offer immediate performance feedback. On a more informal basis, the Company provides on-the-job process training and tutoring for all process management personnel. Employee teams gather daily to receive information about products to be produced and techniques to be utilized, and have an opportunity to ask questions and receive one-on-one training, as necessary.

         The Company's in-house training program for customer care and technical support teleservicing employees is founded on an in-depth, structured learning environment that builds technical competence and teaches critical software skills necessary to provide effective customer care and technical support teleservices. Each teleservice representative is specially designated and trained to support a particular product or group of products for a particular client. A teleservice representative receives training in product knowledge, call listening and computer skills prior to answering any customer calls independently. This training time depends on the complexity of the product for which such representative will provide teleservices. Further, the Company uses live and taped call reviews and customer feedback surveys to continue to monitor and enhance its level of customer support services.

INDUSTRY AND COMPETITION

         With the goal of focusing on their core businesses, companies are increasingly turning to outsourced service companies to perform specialized functions and services. Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage capacity and improve customer and technical information gathering and utilization. To realize these advantages, companies are outsourcing the process of planning, implementing, and controlling the efficient flow of goods, services, teleservices and related information from the point of origin to the point of consumption. Additionally, rapid technological changes and rising customer expectations for high-quality goods and services make it increasingly difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to support a product's life-cycle on a cost-effective basis. Companies which focus on providing these services as their core business, including StarTek, are expected to continue to benefit from these outsourcing trends.

         StarTek competes on the basis of quality, reliability of service, price, efficiency, speed and flexibility in tailoring services to client needs. Management believes its comprehensive and integrated services differentiate it from its non-client competitors who may only be able to provide one or a few of the outsourced services that StarTek provides. The Company continuously explores new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes it can develop a superior outsourced solution to such inefficiency on a cost-effective basis. Management believes that it competes primarily with the in-house teleservice, customer service and logistics management operations of its current and potential clients. StarTek also competes with certain companies that provide similar services on an outsourced basis. There are numerous competitors of all sizes that provide product order teleservices and product fulfillment distribution services.

ITEM 2.  PROPERTIES

FACILITIES

         StarTek's facilities include a Company-owned 138,000-square-foot building in Denver, Colorado (which also contains the Company's executive offices), a 100,000-square-foot Company owned building and a 10,500-square-foot Company-owned building, both located in Greeley, Colorado. StarTek performs its international outsourced services from a leased 53,000-square-foot building in Hartlepool, County Durham on the northeast coast of England. In Asia, the Company utilizes a subcontractor that operates from a 25,000-square-foot facility located in Singapore.

    The Company has acquired land in Greeley, Colorado and is in the process of constructing a new 35,000 square foot facility. The Company has announced plans to open a 22,000 square foot facility in a leased building in Laramie, Wyoming. The Company's facility in Denver, Colorado, which was initially occupied at the end of 1995, is approximately one-half utilized and capacity can be expanded to accommodate additional outsourced services. Management believes that its existing facilities are adequate for its current operations, but that additional facility capacity will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable it to respond to new or expanding client demands.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE OF COMMON STOCK

      The Company's Common Stock has been traded under the symbol "SRT" on the New York Stock Exchange since July 19, 1997, the effective date of the Company's initial public offering. The high and low prices of the Common Stock for 1997 are set forth below:


        1997                                            HIGH         LOW
        ----                                           ------       ------
Second Quarter (beginning June 19, 1997) ..........    16 3/8       14
Third Quarter......................................    16 1/8       11 1/4
Fourth Quarter.....................................    14 3/8       10 5/8


The closing sale price for the Common Stock on March 17, 1998 was $11 5/8.

HOLDERS OF COMMON STOCK

         As of February 27, 1998, there were approximately 1,179 stockholders of record of the Company's Common Stock and 13,828,571 shares of common stock outstanding.

DIVIDEND POLICY

      The Company presently intends to retain all future earnings in order to finance continued growth and development of its business and does not expect to pay any cash dividends with respect to its Common Stock in the foreseeable future. The payment of any dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the availability of funds, future earnings, capital requirements, contractual restrictions, the general financial condition of the Company and general business conditions. Under its revolving line of credit, the Company may not pay dividends in an amount which would cause a failure to meet its financial covenants with the bank.

SALES OF UNREGISTERED SECURITIES

       The Company did not issue or sell any unregistered securities during the quarter ended December 31, 1997, except that the Company granted options to purchase a total of 8,000 shares of Common Stock to three employees pursuant to the Company's Stock Option Plan at an exercise price of $13.06 per share, the market value on the date the options were granted. These options have a term of ten years and vest at a rate of 20% per year.

USE OF PROCEEDS

       The Company filed a Registration Statement (Commission file no. 333-20633) for the public offering of 3,666,667 shares of common stock with the Securities and Exchange Commission, which became effective June 19, 1997. The managing underwriters were Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley Dean Witter. The shares were sold for $15.00 per share for an aggregate amount of $55,000,005. Of the shares sold, 3,000,000 shares ($45,000,000 aggregate amount) were sold by the Company and 666,667 shares ($10,000,005 aggregate amount) were sold by five selling stockholders, each of whom owned in excess of ten percent of the outstanding shares prior to the offering.

       Expenses incurred for the Company's account in connection with the issuance and distribution of the common stock registered were as follows:


 Underwriting discounts and commissions ....................   $3,150
 Expenses paid to or for underwriters ......................       22
 Other expenses ($216 accrued as of
     December 31, 1997) ....................................      786 (1)
                                                               ------
 Total .....................................................   $3,958
                                                               ======

(1) There were no direct or indirect payments to directors, officers, or persons owning ten percent or more of the Company's securities, or their associates or affiliates. However, out-of-pocket expenses (i.e. travel, lodging, and meals) directly in connection with the offering were reimbursed and are included in other expenses. The Company agreed to pay the expenses of the selling stockholders, other than underwriting discounts and commissions.

The net offering proceeds to the Company were $41,042,310.

     From June 24, 1997 through December 31, 1997, the Company used net offering proceeds as follows:

Repayment of indebtedness:                  (IN THOUSANDS)
     Bank and mortgage indebtedness ........   $ 4,932
     Capitalized lease obligations .........     1,767
     Notes payable to Principal Stockholders     8,000
                                               -------
                                                14,699

Capital expenditures .......................     2,145
Working capital ............................    24,198
                                               -------

                                               $41,042
                                               =======

ITEM 6.  SELECTED FINANCIAL DATA


                                                          YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                     PRO FORMA
                                       1997(a)     1997       1996        1995        1994        1993
                                     ---------   --------   --------    --------    --------    --------
                                     (UNAUDITED)        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues ..........................   $ 89,150   $ 89,150   $ 71,584    $ 41,509    $ 26,341    $ 23,044
Cost of services ..................     71,986     71,986     57,238      33,230      21,355      18,039
                                      --------   --------   --------    --------    --------    --------

Gross profit ......................     17,164     17,164     14,346       8,279       4,986       5,005
Selling, general and administrative
     expenses .....................      8,703      8,703      7,764       5,341       4,489       3,479
Management fee expense ............       --        3,126      6,172       2,600         612       1,702
                                      --------   --------   --------    --------    --------    --------
Operating profit (loss) ...........      8,461      5,335        410         338        (115)       (176)
Net interest income (expense) and
     other ........................        933        933       (372)       (396)       (216)       (193)
                                      --------   --------   --------    --------    --------    --------
Income (loss) before income taxes .      9,394      6,268         38         (58)       (331)       (369)
Income tax expense ................      3,504      2,110        112        --          --          --
                                      --------   --------   --------    --------    --------    --------
Net income (loss) (a) .............   $  5,890   $  4,158   $    (74)   $    (58)   $   (331)   $   (369)
                                      ========   ========   ========    ========    ========    ========

Net income per share (a)(b) .......   $   0.47
Shares outstanding (b) ............     12,653

SELECTED OPERATING DATA:
Capital expenditures ..............   $  3,191   $  3,191   $  1,333    $  2,104    $    670    $  1,239
Depreciation and amortization .....      1,829      1,829      1,438         873         588         456

BALANCE SHEET DATA (END OF PERIOD):
Working capital ...................              $ 38,704   $  2,895    $    798    $    434    $    943
Total assets ......................                58,172     22,979      21,580      12,352       7,712
Total debt ........................                   664      6,475       7,294       3,288       2,473
Total stockholders' equity ........                46,006      7,103       3,798       3,006       2,624


(a) The Company was an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, and accordingly, was not subject to federal or state income taxes. The S corporation election was terminated on June 17, 1997 in contemplation of the Company's initial public offering. Since June 18, 1997, the Company has been a C corporation for federal and state income tax purposes. Pro forma net income (i) reflects the elimination of management fee expense and (ii) includes a provision for federal, state and foreign income taxes at an effective rate of 37.3% during the applicable S corporation period. Management fee expense was discontinued with the initial public offering in June 1997. Unaudited pro forma financial data for 1996-1994 is set forth below:


                                                                 1996       1995       1994
                                                               -------    -------    -------
Historical net loss ........................................   $   (74)   $   (58)   $  (331)
Add back management fee expense ............................     6,172      2,600        612
Adjust provision for federal, state and foreign income taxes
   to 37.3% ................................................    (2,204)      (948)      (105)
                                                               -------    -------    -------
Pro forma net income .......................................   $ 3,894    $ 1,594    $   176
                                                               =======    =======    =======


(b) Pro forma net income per common share is based on the following number of shares of the Company's common stock:


Shares outstanding after giving effect to 322.1064-for-one stock split effected by a stock dividend ...   10,829
Shares deemed outstanding to closing of initial public offering, representing the number of shares
     (at an initial public offering price of $15.00 per share) sufficient to fund payment of $8 million
     Note Payable to principal stockholders ..........................................................       254
3 million shares issued in connection with initial public offering completed June 24, 1997, for days
     outstanding in the respective periods ...........................................................     1,570
                                                                                                          ------
Weighted average shares outstanding ..................................................................    12,653
                                                                                                          ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained in this "Management's discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include
(i) the anticipated level of capital expenditures, (ii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's operations; and (iii) statements relating to the Company or its operations that are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", or "continue", and similar expressions.

         In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of one or more of its significant clients, the loss or delayed implementation of a large project which could cause quarterly variations in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and trend toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruption, risks associated with international operations and expansion, dependence on labor force, and highly competitive markets. All forward-looking statements herein are qualified in their entirety by the information set forth in the "Risk Factors" portion of the registrant's Prospectus dated June 18, 1997, which is incorporated herein by reference.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW

         The Company has grown profitably by developing integrated, value-added outsourced services that enable its clients to provide their customers with high-quality services at lower costs than the clients' own in-house operations. StarTek has continuously expanded its business and facilities to offer additional services in response to the growing needs of its clients and to capitalize on market opportunities both domestically and internationally. From 1993 to 1997, the Company's revenues grew at a compound annual growth rate of 40.2%. For 1997, the Company's revenues increased approximately 24.5% to $89.2 million from $71.6 million for 1996. For 1997, pro forma net income increased approximately 51.3% to $5.9 million from $3.9 million for 1996. Management attributes this growth to the successful implementation of the Company's strategy of developing long-term strategic relationships with large clients in targeted industries.

         StarTek generates its revenues by providing integrated, value-added outsourced services throughout a product's life cycle, including product order teleservices, supplier management, product assembly and packaging, product distribution, product order fulfillment, and inbound customer care and technical support teleservices. The Company generally recognizes revenues as services are performed under each contract. Substantially all of the Company's significant arrangements with its clients for its services generate revenues based, in large part, on the number and duration of customer inquiries (subject to certain minimum monthly payments) and the volume, complexity and type of components involved in the handling of the client's products. Changes in the number or type of components in the product units assembled by the Company may have an effect on the Company's revenues, independent of the number of product units assembled.

         A key element of the Company's ability to grow is the availability of capacity to respond quickly to the needs of new clients or the increased needs of existing clients. The Company's 138,000-square-foot facility in Denver, Colorado, which was initially occupied at the end of 1995, is approximately one-half utilized and capacity can be expanded to accommodate additional outsourced services. Management also believes that it can expand the capacity of its Greeley, Colorado and Hartlepool, England facilities. A new 35,000 square-foot facility is under construction in Greeley, Colorado. The Company has announced plans to open a 22,000 square foot facility in a leased building in Laramie, Wyoming. Management believes that its existing facilities are adequate for its current operations, but that additional facility capacity will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to be able to respond to new or expanding client demands.

         The Company's cost of services primarily includes labor, telecommunications, materials and freight charges that are variable in nature, as well as certain facilities charges. Competitive vendor rates for materials, printing, compact disc duplication and packaging costs, together with competitive labor rates which comprise the majority of the Company's costs, have been and are expected to continue to be a key component of the Company's expenses. All other expenses, including expenses attributed to technology support, sales and marketing, human resource management and other administrative functions that are not allocable to specific client services, are recorded as selling, general and administrative ("SG&A") expenses. SG&A expenses tend to be either semi-variable or fixed in nature.

         From July 1992, through June 17, 1997, the Company operated as an S corporation and, accordingly, was not subject to federal or state income taxes. As an S corporation, in addition to general compensation for services rendered, the Company historically paid certain management fees, bonuses and other fees to the principal stockholders and/or their affiliates in amounts on an annual basis which were approximately equal to the annual earnings of the Company, and all such amounts were reflected as management fee expense in the consolidated statement of operations. Upon receipt of such management fees and bonuses, the principal stockholders historically contributed approximately 53% of such amounts to the Company to provide the Company with necessary working capital, with substantially all of the balance used to pay applicable federal and state income taxes. The amounts so contributed are reflected in additional paid-in-capital on the Company's consolidated balance sheet. Effective with the closing of the Company's initial public offering, these management fees and bonus arrangements were discontinued. See Note 1 to the Consolidated Financial Statements.

         Compensation has continued to be payable to the principal stockholders as general compensation for services rendered in the form of salaries, bonuses or advisory fees and all such payments are reflected in SG&A expenses on the consolidated statement of operations. At current rates, such payments aggregate approximately $516,000 annually. See Note 1 to the Consolidated Financial Statements.

         The S corporation status of the Company terminated in June 1997 in connection with closing the Company's initial public offering and, thereafter, the Company has been subject to federal and state income taxes. Pro forma net income (i) reflects elimination of management fee expense and (ii) includes a provision for federal, state and foreign income taxes at an effective rate of 37.3%.

         The Company frequently purchases components of its clients' products as an integral part of its supplier management services and in advance of providing its product assembly and packaging services. These components are shown as raw materials inventory in the Company's balance sheet. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventory, pending shipment. The Company generally has the right to be reimbursed by the client for unused inventory. Client-owned inventories are not reflected on the Company's consolidated balance sheet.

RESULTS OF OPERATIONS

              The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues.


                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                            PRO FORMA
                                               1997       1997       1996        1995
                                              ------     ------     ------      ------
Revenues ..............................        100.0%     100.0%     100.0%      100.0%
Cost of services ......................         80.7       80.7       80.0        80.1
                                              ------     ------     ------      ------
Gross profit ..........................         19.3       19.3       20.0        19.9
SG&A expenses .........................          9.8        9.8       10.8        12.8
Management fee expense ................          --         3.5        8.6         6.3
                                              ------     ------     ------      ------
Operating profit ......................          9.5        6.0        0.6         0.8
Net interest income (expense) and other          1.0        1.0       (0.5)       (1.0)
                                              ------     ------     ------      ------
Income (loss) before income taxes .....         10.5        7.0        0.1        (0.2)
Income tax expense ....................          3.9        2.3        0.2         --
                                              ------     ------     ------      ------
Net income (loss) .....................          6.6%       4.7%      (0.1)%      (0.2)%
                                              ======     ======     ======      ======

     The following table sets forth certain unaudited pro forma condensed consolidated statement of operations data expressed in dollars and as a percentage of revenues for the years ended 1996 and 1995.

                                                            1996                               1995
                                              -----------------------------       -----------------------------
                                                DOLLARS              %              DOLLARS                %
                                              ------------        ---------       ------------        ---------
                                                    (DOLLARS IN THOUSANDS,             (DOLLARS IN THOUSANDS,
                                                      EXCEPT SHARE DATA)                 EXCEPT SHARE DATA)

Revenues ..............................       $     71,584            100.0%      $     41,509            100.0%
Cost of services ......................             57,238             80.0             33,230             80.1
                                              ------------        ---------       ------------        ---------
Gross profit ..........................             14,346             20.0              8,279             19.9
SG&A expenses .........................              7,764             10.8              5,341             12.8
                                              ------------        ---------       ------------        ---------
Operating profit (loss) ...............              6,582              9.2              2,938              7.1
Net interest income (expense) and other               (372)            (0.5)              (396)            (1.0)
                                              ------------        ---------       ------------        ---------
Income before income taxes ............              6,210              8.7              2,542              6.1
Income tax expense ....................              2,316              3.3                948              2.3
                                              ------------        ---------       ------------        ---------
Net income (loss) .....................       $      3,894              5.4%      $      1,594              3.8%
                                              ============        =========       ============        =========

Pro forma net income per share ........       $       0.34
Weighted average shares outstanding ...         11,361,904


     Pro forma adjustments are described in Note 2 to the consolidated financial statements.


1997 Compared to 1996

         Revenues. Revenues increased $17.6 million, or 24.5%, to $89.2 million for 1997 from $71.6 million for 1996. This increase was primarily from existing clients. A portion of the revenues for 1996 were attributable to two large projects, which generated unusually high revenues.

         Cost of Services. Cost of services increased $14.7 million, or 25.8%, to $71.9 million for 1997 from $57.2 million for 1996. As a percent of revenues, cost of services increased 0.7%. Factors pertaining to this increase were decreased labor utilization primarily from Greeley capacity constraints in latter 1997, increased training costs and a greater penetration of business with a large client at lower relative margins. These increased cost factors were partially offset by the absence of start-up costs in Denver and product rework costs as compared to 1996.

         Gross Profit. As a result of the foregoing factors, gross profit increased $2.8 million, or 19.6%, to $17.2 million for 1997 from $14.3 million for 1996. As a percentage of revenues, gross profit decreased to 19.3% for 1997 from 20.0% for 1996.

         Selling, General and Administrative Expenses. SG&A expenses increased $0.9 million, or 12.0%, to $8.7 million for 1997 from $7.8 million for 1996, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, SG&A expenses decreased to 9.8% for 1997 from 10.8% for 1996, reflecting the spreading of fixed and semi-variable costs over a larger revenue base.

         Management Fee Expense. Management fee expense decreased $3.1 million, or 49.3%, to $3.1 million for 1997 from $6.2 million for 1996. As a percentage of revenues, management fee expense decreased to 3.5% for 1997 from 8.6% for 1996. The Company paid management fees and bonuses of $3.1 million in the period from January 1, 1997 through the closing of the Company's initial public offering in June 1997, at which time these management fees and bonus arrangements were discontinued. These management fee and bonus payments gave consideration to operating profits and the effects of certain expense timing differences for book and tax purposes. Management fee expense was determined by the Board of Directors and related primarily to changes in operating profit of the Company for 1996.

         Operating Profit. As a result of the foregoing factors, operating profit increased $4.9 million, or 1200%, to $5.3 million for 1997 from $0.4 million for 1996. As a percentage of revenues, operating profit increased to 6.0% for 1997 from 0.6% for 1996.

         Net Interest Expense (Income) and Other. Net interest expense (income) and other was $0.9 million income for 1997, while it was $0.4 million expense in 1996. This increase in net interest earnings was primarily due to interest earnings from the net proceeds of the Company's initial public offering in June 1997 and the substantial absence of line-of-credit borrowing during the third and fourth quarters of 1997.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $6.3 million to $6.3 million for 1997 from zero for 1996. As a percentage of revenues, income before income taxes increased to 7.0% for 1997 from 0.1% for 1996.

         Income Tax Expense. The Company operated as an S corporation for federal and state income tax purposes until termination of S corporation status in connection with the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes through June 17, 1997. During 1997, a provision for income taxes as a C corporation was made for the period June 18, 1997 through December 31, 1997, as adjusted for a foreign tax benefit item, less a one-time credit to record a net deferred tax asset of $0.3 million upon termination of S corporation status. A provision for foreign income taxes of $0.1 million was made in 1996.

         Net Income (Loss). Based on the factors discussed above, net income increased $4.3 million, to $4.2 million for 1997 from $(0.1) million for 1996. As a percentage of revenues, net income increased to 4.7% for the year ended December 31, 1997 from (0.1)% for 1996.

         Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income. Pro forma amounts reflect the elimination of management fees and bonuses paid to stockholders and their affiliates as these fees and bonuses were discontinued upon closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors: (1) pro forma management fee expense is zero for 1997 and 1996; (2) pro forma operating profit increased $1.9 million, or 28.5% to $8.5 million for 1997 from $6.6 million for 1996; (3) pro forma income before income taxes increased $3.2 million, or 51.3%, to $9.4 million for 1997 from $6.2 million in 1996; (4) pro forma income taxes increased $1.2 million, or 51.4%, to $3.5 million for 1997 from $2.3 million 1996; and (5) pro forma net income increased $2.0 million, or 51.3% to $5.9 million for 1997 from $3.9 million for 1996.

1996 Compared to 1995

         Revenues. Revenues increased $30.1 million, or 72.5%, to $71.6 million for 1996 from $41.5 million for 1995. This increase was primarily attributable to the addition of a significant new client in April 1996. Revenues for 1996 reflect the addition of the Denver facility, which opened at the end of 1995.

         Cost of Services. Cost of services increased $24.0 million, or 72.2%, to $57.2 million for 1996 from $33.2 million for 1995. As a percentage of revenues, cost of services was relatively unchanged at 80.0% for 1996 from 80.1% for 1995.

         Gross Profit. As a result of the foregoing factors, gross profit increased $6.0 million, or 73.3%, to $14.3 million for 1996 from $8.3 million for 1995. As a percentage of revenues, gross profit was relatively unchanged at 20.0% for 1996 from 19.9% for 1995.

         Selling, General and Administrative Expenses. SG&A expenses increased $2.4 million, or 45.4%, to $7.8 million for 1996 from $5.3 million for 1995. As a percentage of revenues, SG&A expenses decreased to 10.8% for 1996 from 12.8% for 1995, reflecting the spreading of fixed and semi-variable costs over a larger revenue base.

         Management Fee Expense. Management fee expense increased $3.6 million, or 137.4%, to $6.2 million for 1996 from $2.6 million for 1995. As a percentage of revenues, management fee expense increased to 8.6% for 1996 from 6.3% for 1995. Management fee expense was determined by the Board of Directors and related primarily to changes in operating profit of the Company. Effective with the closing of the initial public offering in June 1997, these management fee and bonus arrangements were discontinued.

         Operating Profit. As a result of the foregoing factors, operating profit increased $0.1 million, or 21.3%, to $0.4 million for 1996 from $0.3 million for 1995. As a percentage of revenues, operating profit decreased to 0.6% for 1996 from 0.8% for 1995.

         Net Interest Expense (Income) and Other. Net interest expense (income) and other remained relatively unchanged at $0.4 million expense for 1996 and 1995. As a percentage of revenues, net interest expense (income) and other decreased to 0.5% expense for 1996 from 1.0% expense for 1995, reflecting lower outstanding borrowings relative to revenues of the Company.

         Income (Loss) Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $0.1 million to zero for 1996 from $(0.1) million loss before income taxes for 1995. As a percentage of revenues, income before income taxes increased to 0.1% for 1996 from (0.2)% for 1995.

         Income Tax Expense. The Company operated as an S corporation for federal and state income tax purposes and, accordingly, was not subject to federal or state income taxes. The Company was, however, subject to certain foreign income taxes.

         Net Income (Loss). Based upon its S corporation status and the factors discussed above, net loss remained relatively unchanged at $(0.1) million for 1996 and 1995. As a percentage of revenues, net loss for 1996 and 1995 remained relatively unchanged at 0.1% and 0.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering in June 1997, the Company funded its operations and capital expenditures primarily through cash flow from operations, borrowings under various lines of credit, capital lease arrangements, short-term borrowings from its stockholders and their affiliates, and additional capital contributions by its stockholders. In November 1997, the Company replaced its previous $3.5 million line of credit with Norwest Business Credit, Inc. with a $5.0 million revolving line of credit with Norwest Bank (the "Bank"), which matures on April 30, 1999. Borrowings under the line of credit bear interest at the Bank's prime rate. Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. Collateral for the line of credit is the accounts receivable of the Company and subsidiaries.

         The Company completed an initial public offering of common stock on June 24, 1997. The net proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $41.0 million. From the net proceeds, the Company repaid substantially all of its outstanding indebtedness, which included approximately $5.0 million of bank and mortgage indebtedness, $1.8 million of capital lease obligations and $8.0 million of notes payable to principal stockholders arising from an S corporation dividend in an amount approximating the additional paid-in capital and retained earnings of the Company as of the closing date. The balance of the net proceeds (approximately $26.2 million) are for working capital and other general corporate purposes, including approximately $8.0 million for capital expenditures to expand into new facilities and build-out its existing facilities, and to potentially make strategic acquisitions of complementary businesses. The Company has acquired land and is in the process of constructing a new facility in Greeley, Colorado. The estimated cost to complete and finish the facility is approximately $3.5 million, of which $2.9 million was under contract with construction contractors and suppliers at December 31, 1997. In connection with the new Greeley facility, the Company acquired land for $0.3 million and financed the purchase through a non-interest bearing ten-year promissory note. The note shall decline on an equal basis, without payment, over ten years so long as the Company does not sell or transfer the parcel or fail to continuously operate thereon a customer service center. The Company has announced plans to open a facility on leased property in Laramie, Wyoming. The Company has contracted for $0.8 million of equipment in connection with the Laramie facility.

         The Company had cash, cash equivalents and short-term investments available for sale of $34.3 million at December 31, 1997. The Company's working capital was $38.7 million.

         The Company agreed to finance telecommunications computer hardware and software through a 36 month operating lease which became effective April 1997. Monthly payments approximate $28,500.

         Net cash provided by operating activities increased to $6.1 million for 1997 from $1.4 million for 1996. The principal causes of this $4.7 million change were (i) an increase of $4.2 million in net income, (ii) an increase in net accounts payable and accrued liabilities, (iii) the absence of a significant change in inventories, offset by (iv) an increase in accounts receivable. Net cash provided by operating activities increased to $1.4 million for the year ended December 31, 1996 from net cash used in operating activities of $1.5 million for 1995. The principal causes of this $2.9 million change were (i) an increase in depreciation and amortization and (ii) a decrease in accounts receivable, partially offset by a decrease in accounts payable (net of an increase in accrued and other liabilities) and an increase in inventories.

         Net cash used in investing activities increased to $10.5 million for 1997 from $0.7 million for 1996. The principal causes for this increase were purchases of short-term investments of $7.5 million and increased purchases of property, plant and equipment. Net cash used in investing activities was $0.7 million for the year ended December 31, 1996 as compared to $1.3 million of net cash used in investing activities for 1995. The principal cause for this decrease related to reduced purchases of property, plant and equipment in 1996.

         Net cash provided from financing activities increased to $28.6 million in 1997 from $1.4 million for 1996. The principal causes of this increase were
(i) the $41.0 million net proceeds from the Company's initial public offering and (ii) a reduction in principal payments on an affiliate note, partially offset by (iii) a reduction in contributed capital from principal stockholders,
(iv) a dividend to the principal stockholders and (v) the repayment of substantially all of the Company's indebtedness. Net cash provided by financing activities decreased to $1.4 million for the year ended December 31, 1996 from $3.2 million for 1995. The principal causes for this decrease were (i) reduced bank borrowings in 1996 and (ii) payments of notes payable-affiliate and stockholder in 1996, partially offset by increases in contributed capital.

         The Company believes that cash flow from operations and net proceeds to the Company from its initial public offering, together with available funds under the line of credit, will be sufficient to support its operations and capital expenditures and liquidity requirements for the next 12 months and anticipated operations and cash expenditures for the foreseeable future. However, long-term capital requirements depend on many factors including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company will be required to raise the additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company.

QUARTERLY RESULTS

         Note 15 to the Consolidated Financial Statements reflects unaudited statement of operations data for the quarters in 1997 and 1996 on a historical and pro forma basis. The unaudited historical quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

         The following table sets forth certain unaudited historical and pro forma statement of operations data, expressed as a percentage of revenues.


                                           1997 QUARTERS ENDED                     1996 QUARTERS ENDED
                                  -------------------------------------    ------------------------------------
                                  MAR 31    JUN 30     SEPT 30   DEC 31    MAR 31    JUN 30    SEPT 30   DEC 31
                                  ------    ------     -------   ------    ------    ------    -------   ------
Historical:
     Revenues ..............      100.0%    100.0%     100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
     Gross profit ..........       23.6      21.9       19.4      16.0      16.8      21.2      21.2      20.6
     SG&A expenses .........       13.0      12.1       10.6       6.8      11.2      13.2      11.3       9.1
     Management fee expense         4.7      14.5        --        --        1.3       5.0       3.2      17.8
     Operating profit (loss)        5.9      (4.7)       8.8       9.2       4.3       3.0       6.7      (6.3)

Pro forma:
     Revenues ..............      100.0%    100.0%                         100.0%    100.0%    100.0%    100.0%
     Gross profit ..........       23.6      21.9                           16.8      21.2      21.2      20.6
     SG&A expenses .........       13.0      12.1                           11.2      13.2      11.3       9.1
     Management fee expense         --        --                             --        --        --        --
     Operating profit (loss)       10.6       9.8                            5.6       8.0       9.9      11.5



         The Company's business is highly seasonal. Historically, the Company's revenues have been significantly lower in the first and second quarters of each year due to the timing of its client's marketing programs and the introduction of new products, which are typically geared toward the Christmas holiday season. Additionally, the Company has experienced, and expects to experience in the future, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of new projects; (ii) the expiration or termination of existing projects;
(iii) the timing of increased expenses incurred to obtain and support new business; (iv) the seasonal pattern of certain of the businesses served by the Company; and (v) the cyclical nature of certain clients' businesses. If the Company's revenues are below management's expectations in any given quarter, StarTek's operating results could be materially adversely affected for that quarter.

         For the quarterly periods in 1997 and 1996, revenues fluctuated principally due to the seasonal pattern of certain of the businesses served by the Company and the continuing effect of the net addition of new client programs. Revenues in the first quarter of 1997 as compared to the fourth quarter of 1996 declined principally due to the seasonal pattern of certain businesses serviced by the Company. Revenues in the second quarter of 1996 were higher than expected, as compared to prior seasonal patterns, due to increased activities for a significant new client that began business with the Company in that quarter; this business continued in 1997.

          For the quarterly periods in 1997 and 1996, gross profit fluctuations as a percentage of revenues were significantly influenced by the mix of services performed for clients. Gross profit as a percentage of revenues was lower than expected in the first and second quarters of 1996, partially as a result of product rework costs. In addition, the first quarter of 1996 was adversely affected by start-up costs of the Denver facility, which opened at the end of 1995. Gross profit as a percentage of revenues in the first quarter of 1997 as compared to the fourth quarter of 1996 increased principally because of improved labor utilization and the mix of services performed for clients. Gross profit as a percentage of revenues in the second quarter of 1997, as compared to the first quarter of 1997, declined primarily because of increased work for a major client and other clients at lower relative margins. Gross profit as a percentage of revenues in the third quarter of 1997, as compared to the second quarter of 1997, decreased primarily due to lower labor utilization and increased work for a major client at lower relative margins. Gross profit as a percentage of revenues in the fourth quarter of 1997, as compared to the third quarter of 1997, decreased primarily due to lower labor utilization primarily from Greeley capacity constraints, increased training costs and a greater penetration of business with a significant client at lower relative margins.

         For the quarterly periods in 1997 and 1996, SG&A expenses as a percentage of revenues fluctuated principally due to the spreading of fixed and semi-variable costs over a revenue base that fluctuates from quarter to quarter.

         The Company paid management fees and bonuses of $3.1 million in the period January 1, 1997 through the closing of the Company's initial public offering in June 1997, at which time these management fees and bonus arrangements were discontinued. These 1997 management fees and bonus arrangements gave consideration to operating profits and the effects of certain expense timing differences for book and tax purposes. For the quarterly periods in 1996, management fee expense fluctuated as a percentage of revenues generally based on estimated tax requirements of the recipients of the management fees and bonuses in the first three quarters of each year and, in the fourth quarter of the year, on cumulative operating profits for the entire year less management fee expense for the preceding three quarters.

         Operating profit (loss) fluctuated within the quarterly periods of 1997 and 1996 based primarily on the factors noted above.

         The unaudited pro forma quarterly information for the first two quarters of 1997 and all of 1996 presents the effects on operating profit of the elimination of management fee expense paid to stockholders and their affiliates as these fees were discontinued effective with closing of the Company's initial public offering and no further management fees will be payable thereafter by the Company.

YEAR 2000 COMPLIANCE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's older computer programs fall into this category. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is currently estimated at approximately $100,000.

         The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

INFLATION AND GENERAL ECONOMIC CONDITIONS

         Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

          The consolidated financial statements and supplemental data of the Company required by this Item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEMS 10 THROUGH 13

         The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is included in the registrant's Proxy Statement for its 1998 annual meeting, and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Document List

               1.  Financial Statements
                      Response to this portion of Item 14 is submitted per the Index to Financial Statements, Supplementary Data and Financial Statement Schedules on page 18 of this report.

               2.  Supplementary Data and Financial Statement Schedules
                      Response to this portion of Item 14 is submitted per the Index to Financial Statements, Supplementary Data and Financial Statement Schedules on page 18 of this report.

               3.  An Index of Exhibits is on page 39 of this report.

         (b)   Reports on Form 8-K filed in the fourth quarter of 1997.
                   None.

                                  STARTEK, INC.
              INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                          FINANCIAL STATEMENT SCHEDULES



                                                               PAGE NUMBER IN
                                                                 FORM 10-K
                                                               --------------
FINANCIAL STATEMENTS:

Report of Independent Auditors                                      19

Consolidated Balance Sheets,
December 31, 1997 and 1996                                          20

Consolidated Statements of Operations,
years ended December 31, 1997, 1996 and 1995                        21

Consolidated Statements of Cash Flows,
years ended December 31, 1997, 1996 and 1995                        22

Consolidated Statements of Stockholders' Equity,
years ended December 31, 1997, 1996 and 1995                        23

Notes to Consolidated Financial Statements                          24

SUPPLEMENTAL DATA:

Selected Financial Data                                              9

FINANCIAL STATEMENT SCHEDULES:

None. All schedules have been included in the Consolidated Financial Statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
StarTek, Inc.

    We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                 ERNST & YOUNG LLP




Denver, Colorado
February 20, 1998

                         STARTEK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                       DECEMBER 31,
                                                                  ---------------------
                                                                    1997         1996
                                                                  --------     --------
Current assets:
     Cash and cash equivalents ...............................    $ 26,960     $  2,742
     Short-term investments available for sale ...............       7,356         --
     Trade accounts receivable, less allowance for doubtful
          accounts of $383 and $311 in 1997 and 1996,
          respectively .......................................      12,518       11,031
     Inventories (Note 4) ....................................       2,539        2,535
     Deferred income tax (Note 9) ............................         440         --
     Prepaid expenses and other ..............................         205          140

                                                                  --------     --------
Total current assets .........................................      50,018       16,448
Property, plant and equipment, net (Note 5) ..................       8,151        6,528
Other assets .................................................           3            3
                                                                  --------     --------
Total assets .................................................    $ 58,172     $ 22,979
                                                                  ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit (Note 6) .................................    $   --       $  3,500
     Accounts payable ........................................       9,387        6,962
     Accrued liabilities .....................................       1,292        1,584
     Income taxes payable (Note 9) ...........................         106         --
     Current portion of capital lease obligations ............          82          917
     Current portion of long-term debt .......................          26            6
     Other ...................................................         421          584

                                                                  --------     --------
Total current liabilities ....................................      11,314       13,553
Capital lease obligations, less current portion (Note 7) .....         121        1,504
Long-term debt, less current portion (Note 8) ................         435          548
Deferred income tax (Note 9) .................................         231         --
Other ........................................................          65          271

Commitments (Notes 5 and 7)

Stockholders' equity (Notes 11 and 12):
     Common stock ............................................         138            1
     Additional paid-in capital ..............................      41,661        6,148
     Cumulative translation adjustment .......................          70          129
     Unrealized holding loss on available for sale investments         (92)        --
     Retained earnings .......................................       4,229        1,038
     Note receivable-stockholder for the exercise of stock
          options ............................................        --           (213)

                                                                  --------     --------
Total stockholders' equity ...................................      46,006        7,103
                                                                  --------     --------
Total liabilities and stockholders' equity ...................    $ 58,172     $ 22,979
                                                                  ========     ========


                             See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                           PRO FORMA
                                         1997 (NOTE 2)      1997          1996          1995
                                          -----------   -----------   -----------    -----------
                                          (UNAUDITED)
Revenues ..............................   $    89,150   $    89,150   $    71,584    $    41,509
Cost of services ......................        71,986        71,986        57,238         33,230
                                          -----------   -----------   -----------    -----------

Gross profit ..........................        17,164        17,164        14,346          8,279
Selling, general and administrative
     expenses .........................         8,703         8,703         7,764          5,341
Management fee expense (Note 2) .......          --           3,126         6,172          2,600

                                          -----------   -----------   -----------    -----------
Operating profit ......................         8,461         5,335           410            338
Net interest income (expense) and other
     (Note 10) ........................           933           933          (372)          (396)

                                          -----------   -----------   -----------    -----------
Income (loss) before income taxes .....         9,394         6,268            38            (58)
Income tax expense (Notes 2 and 9) ....         3,504         2,110           112           --

                                          -----------   -----------   -----------    -----------
Net income (loss) .....................   $     5,890   $     4,158   $       (74)   $       (58)
                                          ===========   ===========   ===========    ===========
Pro forma net income per share
     (Note 2) .........................   $      0.47
Shares outstanding (Note 2) ...........    12,652,680


                             See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           1997        1996        1995
                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................   $  4,158    $    (74)   $    (58)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ...................      1,829       1,438         873
     Deferred income taxes ...........................       (153)       --          --
     Changes in operating assets and liabilities:
          Accounts receivable ........................     (1,487)      2,231      (6,225)
          Inventories ................................         (4)     (1,177)       (471)
          Prepaid expenses and other assets ..........        (65)         87         (75)
          Accounts payable ...........................      2,425      (2,744)      4,147
          Accrued and other liabilities ..............       (555)      1,657         283
                                                         --------    --------    --------
Net cash provided by (used in) operating activities ..      6,148       1,418      (1,526)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net ......     (3,191)     (1,333)     (2,104)
Purchase of investments ..............................     (7,504)
Collections on notes receivable-stockholders .........        213         663         110
Collections on notes receivable-affiliate ............       --          --           668
                                                         --------    --------    --------
Net cash used in investing activities ................    (10,482)       (670)     (1,326)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit borrowings ..........     (3,500)         49       1,452
Principal payments on borrowings .....................     (1,854)         (7)         (2)
Proceeds from borrowings and capital lease obligations      1,500         819         362
Principal payments on capital lease obligations ......     (2,218)       (847)       (590)
Principal payments on notes payable-stockholders .....       --          (738)       --
Dividend to S corporation principal stockholders .....     (8,000)       --          --
Proceeds from (principal payments on) note payable-
     affiliate .......................................       --        (1,112)      1,112
Issuance of common stock .............................       --          --           107
Net proceeds from initial public offering of common
     stock ...........................................     41,042        --          --
Contributed capital ..................................      1,641       3,240         867
Repurchase of common stock ...........................       --          --          (129)
                                                         --------    --------    --------
Net cash provided by financing activities ............     28,611       1,404       3,179
Effect of exchange rate changes on cash ..............        (59)        139           5
                                                         --------    --------    --------
Net increase in cash and cash equivalents ............     24,218       2,291         332
Cash and cash equivalents at beginning of year .......      2,742         451         119
                                                         --------    --------    --------
Cash and cash equivalents at end of year .............   $ 26,960    $  2,742    $    451
                                                         ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ...............................   $    368    $    535    $    366
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Equipment acquired or refinanced under capital leases        --      $  1,017    $  1,672
Note received in exchange for the purchase of common
     stock from options exercised ....................       --          --      $    213
Land acquired under long-term debt ...................   $    261        --          --
Unrealized losses, net of deferred taxes of $56 ......   $     92        --          --


                             See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)

                                                                                                                       UNREALIZED
                                                                                                                     HOLDING LOSS ON
                                                      COMMON STOCK                   ADDITIONAL         CUMULATIVE       AVAILABLE
                                              -----------------------------           PAID-IN          TRANSLATION      FOR SALE
                                                 SHARES              AMOUNT           CAPITAL          ADJUSTMENT      INVESTMENTS
                                              -----------            ------           --------            ------         ------
Balance, January 1, 1995 ..................        42,537            $    1           $  1,850            $  (15)        $ --
     Issuance of stock for cash ...........           820              --                   89              --             --
     Issuance of stock for options
      exercised ...........................         1,728              --                  231              --             --
     Note receivable-stockholder ..........          --                --                 --                --             --
     Repurchase of stock ..................        (1,885)             --                 (129)             --             --
     Contributed capital ..................          --                --                  867              --             --
     Translation gain .....................          --                --                 --                   5           --
     Net loss .............................          --                --                 --                --             --

                                              -----------            ------           --------            ------         ------
Balance, December 31, 1995 ................        43,200                 1              2,908               (10)          --
     Contributed capital ..................          --                --                3,240              --             --
     Translation gain .....................          --                --                 --                 139           --
     Net loss .............................          --                --                 --                --             --

                                              -----------            ------           --------            ------         ------
Balance, December 31, 1996 ................        43,200                 1              6,148               129           --
     Payment of note receivable-stockholder          --                --                 --                --             --
     Contribution of StarTek Europe, Ltd ..        (9,582)             --                 --                --             --
     Contributed capital ..................          --                --                1,641              --             --
     322.1064-for-one common stock split
          effected by stock dividend,
          immediately prior to closing of
          initial public offering (Note 11)    10,794,953               107               (107)             --             --
     Dividend to principal stockholders
          (Note 11) .......................          --                --               (7,033)             --             --
     Issuance of common stock pursuant to
          initial public offering, net of
          stock issuance costs of $3,958 ..     3,000,000                30             41,012              --             --
     Unrealized investment holding loss ...          --                --                 --                --              (92)
     Translation loss .....................          --                --                 --                 (59)          --
     Net income ...........................          --                --                 --                --             --

                                              -----------            ------           --------            ------         ------
Balance, December  31, 1997 ...............    13,828,571            $  138           $ 41,661            $   70         $  (92)
                                              ===========            ======           ========            ======         ======


                                                                                           TOTAL
                                                                     NOTE                  STOCK-
                                               RETAINED           RECEIVABLE-             HOLDERS'
                                               EARNINGS           STOCKHOLDER              EQUITY
                                               -------              ------                --------
Balance, January 1, 1995 ..................    $ 1,170              $ --                  $  3,006
     Issuance of stock for cash ...........       --                  --                        89
     Issuance of stock for options
      exercised ...........................       --                  --                       231
     Note receivable-stockholder ..........       --                  (213)                   (213)
     Repurchase of stock ..................       --                  --                      (129)
     Contributed capital ..................       --                  --                       867
     Translation gain .....................       --                  --                         5
     Net loss .............................        (58)               --                       (58)

                                               -------              ------                --------
Balance, December 31, 1995 ................      1,112                (213)                  3,798
     Contributed capital ..................       --                  --                     3,240
     Translation gain .....................       --                  --                       139
     Net loss .............................        (74)               --                       (74)

                                               -------              ------                --------
Balance, December 31, 1996 ................      1,038                (213)                  7,103
     Payment of note receivable-stockholder       --                   213                     213
     Contribution of StarTek Europe, Ltd ..       --                  --                      --
     Contributed capital ..................       --                  --                     1,641
     322.1064-for-one common stock split
          effected by stock dividend,
          immediately prior to closing of
          initial public offering (Note 11)       --                  --                      --
     Dividend to principal stockholders
          (Note 11) .......................       (967)               --                    (8,000)
     Issuance of common stock pursuant to
          initial public offering, net of
          stock issuance costs of $3,958 ..       --                  --                    41,042
     Unrealized investment holding loss ...       --                  --                       (92)
     Translation loss .....................       --                  --                       (59)
     Net income ...........................      4,158                --                     4,158

                                               -------              ------                --------
Balance, December  31, 1997 ...............    $ 4,229              $ --                  $ 46,006
                                               =======              ======                ========






                             See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         StarTek, Inc. (the "Company" or "StarTek") was incorporated in Delaware on December 30, 1996. Prior to the formation of the Company, StarTek USA, Inc. and StarTek Europe, Ltd. (previously named StarPak, Inc. and StarPak International, Ltd., respectively, and whose stockholder groups were substantially identical) conducted business as affiliates under common control. Effective January 1, 1997, the stockholders of StarTek USA, Inc. exchanged all of the outstanding shares of capital stock of StarTek USA, Inc. for shares of common stock of the Company, and StarTek USA, Inc. became a wholly-owned subsidiary of the Company. Effective January 24, 1997, the stockholders of StarTek Europe, Ltd. contributed all of its outstanding shares of capital stock to the Company and StarTek Europe, Ltd. became a wholly-owned subsidiary of the Company. Because the shareholder groups of StarTek USA, Inc. and StarTek Europe, Ltd. were substantially identical and the relative holdings of the individual stockholders in StarTek were not altered as a result of the contributions, the formation of StarTek has been treated as a combination of entities under common control and accounted for as if it were a pooling of interests. References to the Company and StarTek include these combined entities.

         Financial statements for periods prior to January 1, 1997 reflect the combined accounts of StarTek USA, Inc. and StarTek Europe, Ltd. After January 1, 1997, the accompanying consolidated financial statements include the accounts of StarTek, Inc. and its wholly-owned subsidiaries, StarTek USA, Inc. and StarTek Europe, Ltd. All significant intercompany transactions have been eliminated.

         Business Operations

         The Company is an international provider of integrated, value added outsourced services primarily for Fortune 500 companies in targeted industries. The Company offers a wide spectrum of services through a product's life cycle, including product order teleservices, supplier management, product assembly and packaging, product distribution, product fulfillment, customer care and technical support teleservices. The Company has operations in North America, Europe and Asia.

         Capital Stock

         Immediately prior to the closing of the Company's initial public offering in June 1997, the Company declared a 322.1064-for-one stock split of the Company's common stock. All references in the notes to the consolidated financial statements to shares and related prices in per share calculations, per share amounts and stock option plan data have been restated to reflect the split.

         Foreign Currency Translation

         Translation gains and losses, net of applicable deferred income taxes, are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income
(loss). Such gains and losses were not material for any period presented.

         New Accounting Standards

           In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the periods presented, the additional shares assuming dilution has no impact on earnings per share because the average price per share of common stock during the period was less than the exercise price of the options.

                         STARTEK, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective in 1998 for the Company. The statement establishes new rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for 1998 for the Company. The Statement changes the way companies report segment information in annual financial statements by requiring the "management approach" for reporting financial and descriptive information about operating segments. The impact of the adoption of Statement No. 131 is not known at this time. Information presented under Statement No. 131 must be restated to 1997 and 1996.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

         Revenues recognized as services are generally performed under client purchase orders, which services may include product order teleservices, supplier management, product assembly and packaging, product distribution, product order fulfillment, and customer care technical support teleservices.

         Training

         Costs of training pertaining to start-up and ongoing projects are expensed as incurred.

         Fair Value of Financial Instruments

         Financial instruments consist of cash and cash equivalents, short-term investments available for sale, accounts receivable and payable, notes receivable, debt and capital lease obligations. The carrying values of cash and cash equivalents, and accounts receivable and payable approximate fair value. Short-term investments for sale are reported at fair value. Management believes the difference between the fair values and carrying values of debt and capital lease obligations would not be materially different because interest rates approximate market rates for material items.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Short-Term Investments Available for Sale

         Available-for-sale investments consist of debt securities which are reported at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. There have been no unrealized gains and losses or declines in value judged to be other than temporary on available-for-sale investments. The cost of investments sold is based on the specific identification method. Interest on investments classified as available-for-sale is included in interest income.

                         STARTEK, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out basis) or market.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Costs related to the internal development of software are expensed as incurred.

         Depreciation and amortization of equipment are computed using the straight-line method based on the following estimated useful lives:


                                                        Estimated Useful Life
                                                        ---------------------
Buildings ................................................      30 years
Equipment, and equipment acquired under capital leases ...  3 to 5 years
Furniture and fixtures ...................................       7 years

         Income Taxes

         Effective July 1, 1992, StarTek USA, Inc. elected Subchapter S status for income tax purposes, and StarTek Europe, Ltd. elected Subchapter S status at inception. On June 17, 1997, Subchapter S status was terminated and the Company has thereafter been taxable as a C corporation. During the Subchapter S status period, income and expenses of the Company were reportable on the tax returns of the stockholders, and no provision was made for federal and state income taxes. The Company is subject to foreign income taxes on certain of its operations.

         Management Fee Expense

         Historically, in addition to general compensation for services rendered, certain S corporation stockholders and an affiliate have been paid certain management fees, bonuses and other fees in connection with services rendered to the Company, which have not been included in selling, general and administrative expense. Such management fees have been reflected as management fee expense as set forth below. Effective with the closing of the Company's initial public offering in June 1997, these management fees, bonuses and other fees were discontinued.

         After the closing of the initial public offering in June 1997, all compensation payable to persons who are now stockholders of the Company (or an affiliate of such stockholder) are in the form of advisory fees, salaries and bonuses (which at current rates aggregate approximately $516 annually) and are included in selling, general and administrative expense. Such advisory fees and salaries, together with payments under the operating lease described in Note 7, are reflected as set forth below.


                                                             YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------
                                              1997            1996              1995
                                           -----------    --------------    -------------
Selling, general and administrative
     expense ...........................      $   512           $   564          $   560
Management fee expense .................      $ 3,126           $ 6,172          $ 2,600

                         STARTEK, INC. AND SUBSIDIARIES

2.  PRO FORMA INFORMATION (UNAUDITED)

         Pro Forma Consolidated Statement of Operations

         The pro forma consolidated statement of operations for the year ended December 31, 1997 presents the effect on the historical consolidated financial statements of the elimination of management fee expense paid to stockholders and their affiliates as these fees were discontinued upon the completion of the initial public offering in June 1997 and the provision of related income taxes for the entire year as if the Company were taxed as a C corporation.

         Income Taxes

         In connection with the closing of the initial public offering in June 1997, the Company's S corporation status terminated. The pro forma consolidated statement of operations reflects a provision for federal, state and foreign income taxes at an effective rate of 37.3% for the entire year 1997.

         Pro Forma Net Income Per Common Share

         Pro forma net income per common share is based on the following number of shares of StarTek common stock:


Shares outstanding after giving effect to 322.1064-for-one stock split effected by a stock dividend .........    10,828,571
Shares deemed outstanding to closing of initial public offering, representing the number of shares
     (at an initial public offering price of $15.00 per share) sufficient to fund payment of $8,000
     Note Payable to principal stockholders .................................................................       254,246
3,000,000 shares issued in connection with initial public offering completed June 24, 1997, for days
     outstanding in the respective periods ..................................................................     1,569,863
                                                                                                                 ----------
Weighted average shares outstanding .........................................................................    12,652,680
                                                                                                                 ==========


Diluted pro forma net income per share is not presented because exercisable options did not have a dilutive effect in 1997.

3. INVESTMENTS

         The following is a summary of available-for-sale investments at December 31, 1997:

                                                                      GROSS        GROSS      ESTIMATED
                                                                    UNREALIZED   UNREALIZED     FAIR
                                                            COST      GAINS        LOSSES       VALUE
                                                           ------   ----------   ----------   ---------
Corporate bonds ......................................     $2,205     $    5       $  (45)      $2,165
Other debt securities.................................      5,299       --           (108)       5,191
                                                           ------     ------       ------       ------

Total ................................................     $7,504     $    5       $ (153)      $7,356
                                                           ======     ======       ======       ======

                         STARTEK, INC. AND SUBSIDIARIES

3. INVESTMENTS (CONTINUED)

         The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 1997, by contractual maturity, are shown below:


                                                           ESTIMATED
                                                COST      FAIR VALUE
                                               ------     ----------
Due in one year or less                        $  945       $  948
Due after five years .....................      1,260        1,217
                                               ------       ------
                                                2,205        2,165
Other debt securities ....................      5,299        5,191
                                               ------       ------
Total ....................................     $7,504       $7,356
                                               ======       ======


4.  INVENTORIES

         The Company frequently purchases components of its clients' products as an integral part of its supplier management services and in advance of providing its product assembly and packaging services. These components are shown as raw materials inventory in the Company's balance sheet. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventory, pending shipment. The Company generally has the right to be reimbursed by the client for unused inventory. Client-owned inventories are not reflected in the Company's balance sheet.

         Total inventories consisted of the following:

                                                   DECEMBER 31,
                                               -------------------
                                                1997         1996
                                               ------       ------
Raw materials..............................    $2,171       $2,327
Finished goods.............................       368          208
                                               ------       ------
                                               $2,539       $2,535
                                               ======       ======


5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows:


                                                           DECEMBER 31,
                                                     ------------------------
                                                       1997            1996
                                                     --------        --------
Land .........................................       $    636        $    374
Buildings ....................................          1,771           1,553
Equipment ....................................         10,262           7,340
Furniture and fixtures .......................            978             928
                                                     --------        --------
                                                       13,647          10,195
Less accumulated depreciation and
     amortization ............................         (5,496)         (3,667)
                                                     ========        ========
Property, plant and equipment, net............       $  8,151        $  6,528
                                                     ========        ========

                         STARTEK, INC. AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

         The Company has acquired land and is in the process of constructing a new facility in Greeley, Colorado. The estimated cost to complete and finish the facility is approximately $3.5 million, of which $2.9 million was under contract with construction contractors and suppliers at December 31, 1997.

6.  LINE OF CREDIT

         At December 31, 1997, the Company had a revolving line of credit agreement with a bank whereby the bank agreed to loan the Company up to $5,000. No amount was outstanding under the line at December 31, 1997. Interest is payable monthly and accrues at the bank's prime rate (8.5 % at December 31, 1997). This revolving line of credit will mature on April 30, 1999.

         The Company has pledged as security all of its receivables under the revolving line of credit agreement. The Company must maintain working capital of $17.5 million and tangible net worth of $25 million and maintain not less than $250 in non-interest bearing accounts with the bank. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants.

         At December 31, 1996, the Company had $3,500 outstanding under a line of credit with a bank. The line of credit was repaid from the proceeds of the Company's initial public offering in June 1997.

7.  LEASES

         Prior to 1997, the Company had an operating lease for office space with a partnership in which major stockholders of the Company were the general partner and limited partner. Payments under the lease for the years ended December 31, 1996 and 1995 were $70 each year. The lease was canceled effective December 31, 1996.

         During 1997, the Company paid the majority of its capital lease obligations from the proceeds of its initial public offering. The Company's property held under capital leases consists of the following, which is included in property, plant and equipment:


                                                            DECEMBER 31,
                                                      ----------------------
                                                        1997           1996
                                                      -------        -------
Equipment ......................................      $   261        $ 4,650
Less accumulated amortization...................         (165)        (1,930)
                                                      -------        -------
                                                      $    96        $ 2,720
                                                      =======        =======


Amortization of leased assets is included in depreciation and amortization expense.

         As of December 31, 1997, future minimum rental commitments, by year and in the aggregate, for the capital and operating leases are as follows:


                                                        CAPITAL     OPERATING
YEAR ENDED DECEMBER 31,                                 LEASES       LEASES
                                                        -------     ---------
1998 ..............................................      $ 100        $ 390
1999 ..............................................         57          380
2000 ..............................................         44          149
2001 ..............................................         40           20
                                                         -----        -----
Total minimum lease payments ......................        241        $ 939
                                                                      =====
Amounts representing interest .....................        (38)
                                                         -----
Present value of net minimum lease payments........      $ 203
                                                         =====


    Rental expense, including equipment rentals, for 1997, 1996 and 1995 was $271, $382 and $295, respectively.

                         STARTEK, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT

         Long-term debt consists of the following:


                                                           DECEMBER 31,
                                                        ------------------
                                                        1997         1996
                                                        -----        -----
Mortgage loan ....................................      $ --         $ 354
Economic development loan ........................        200          200
Promissory note with waiver provisions............        261          --
                                                        -----        -----
                                                          461          554
Less current portion .............................        (26)          (6)
                                                        -----        -----
                                                        $ 435        $ 548
                                                        =====        =====


         During 1995, the Company purchased land and an existing building for approximately $1,500. The purchase was financed through the Company's revolving line of credit and a mortgage loan in the amount of $362. In January 1997, the outstanding balance of $354 was refinanced from proceeds of a $1,500 mortgage loan at the lender's base rate plus 2%. The remaining balance on the $1,500 loan was repaid from proceeds of the Company's initial public offering.

         In December 1996, the Company received a $200 economic development loan which bears interest at 6% per annum and is collateralized by certain equipment.

         In December 1997, the Company acquired land for $261 and financed the purchase through a non-interest bearing ten-year promissory note. The note shall decline on an equal basis, without payment, over ten years so long as the Company does not sell or transfer the parcel or fail to continuously operate thereon a customer support service center.

         Future scheduled annual principal payments of long-term debt as of December 31, 1997 are as follows:


1998...................................................        $ 26
1999...................................................          86
2000...................................................          86
2001...................................................         106
2002...................................................          26
Thereafter.............................................         131
                                                               ----
                                                               $461
                                                               ====


9.  INCOME TAXES

         The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Since June 18, 1997, the Company has been taxable as a C corporation and income taxes have been accrued since that date. The Company is subject to foreign income taxes on certain of its operations. Pretax income from the taxable period June 18, 1997 through December 31, 1997 was $6,818, of which $6,143 and $675 were attributable to domestic and foreign operations, respectively.

                         STARTEK, INC. AND SUBSIDIARIES

9.  INCOME TAXES (CONTINUED)

         Significant components of the provision for income taxes for the period June 18, 1997 through December 31, 1997 are as follows:

Current:
     Federal ...........       $ 2,211
     Foreign ...........             9
     State .............            99
                               -------
Total current ..........         2,319
Deferred:
     Federal ...........          (181)
     State .............           (28)
                               -------
Total deferred .........          (209)
                               -------
Total income tax expense       $ 2,110
                               =======

         Deferred tax assets and liabilities are comprised of the following at December 31, 1997:

Deferred income tax assets:
     Bad debt allowance ............................       $ 143
     Vacation accrual ..............................          92
     Other .........................................         205
                                                           -----
     Total deferred tax assets .....................         440
Long-term deferred income tax liability:
     Tax depreciation in excess of book depreciation        (231)
                                                           -----
     Net deferred tax assets .......................       $ 209
                                                           =====


         The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the period June 18, 1997 through December 31, 1997 is as follows:


                                         AMOUNT         PERCENT
                                         -------         ------
Tax at U.S. statutory rates ......       $ 2,318           34.0%
State income taxes, net
  of federal tax benefit .........           225            3.3
One-time credit to record deferred
  tax asset upon termination of
  S corporation status ...........          (299)          (4.4)
Other, net .......................          (134)          (2.0)
                                         -------         ------
                                         $ 2,110           30.9%
                                         =======         ======


Total income tax payments during the period June 18, 1997 through December 31, 1997 were $2,263.

                         STARTEK, INC. AND SUBSIDIARIES

10.  NET INTEREST INCOME (EXPENSE) AND OTHER

         Net interest income (expense) and other consists of the following items:


                                    YEAR ENDED DECEMBER 31,
                             -------------------------------------
                               1997           1996           1995
                             -------        -------        -------
Interest expense .....       $  (373)       $  (443)       $  (446)
Interest income ......         1,229             18              3
Other income and
     expense .........            77             53             47
                             -------        -------        -------
Total income (expense)       $   933        $  (372)       $  (396)
                             =======        =======        =======


11.  STOCKHOLDERS' EQUITY

         Immediately prior to the closing of the Company's initial public offering in June 1997, the Company declared a 322.1064-for-one stock split of the Company's common stock. All references in the notes to the consolidated financial statements to shares and related prices in per share calculations, per share amounts and stock option plan data have been restated to reflect the split.

         Immediately prior to closing the offering, the Company also declared an $8,000 dividend approximating the additional paid-in capital and retained earnings of the Company as of the closing date, payable to the principal stockholders (the "Principal Stockholders") pursuant to certain promissory notes. The promissory notes payable to the Principal Stockholders were paid from net proceeds of the Company's initial public offering.

         The capital stock and additional paid-in capital of StarTek as of December 31, 1997 were as follows:


Preferred stock-undesignated; 15,000,000 shares, $.01 par
     value, authorized; no shares outstanding .................       $   --
Common stock; 95,000,000 shares, $.01 par value, authorized;
     13,828,571 shares outstanding ............................           138
Additional paid-in capital ....................................        41,661
                                                                      -------
                                                                      $41,799
                                                                      =======


         The consolidated common stock and additional paid-in capital on a company-by-company basis as of December 31, 1996 were as follows:


                                                                                            ADDITIONAL
                                                                                COMMON       PAID-IN
                                                                                 STOCK       CAPITAL
                                                                                 ------       ------
StarTek USA, Inc - 5,000,000 shares, $.01 par value, authorized;
     10,828,571 shares outstanding .......................................       $    1       $5,639
StarTek Europe, Ltd - 5,000,000 shares, $.01 par value,
     authorized; 3,086,424 shares outstanding ............................         --            509
                                                                                 ------       ------
                                                                                 $    1       $6,148
                                                                                 ======       ======

                         STARTEK, INC. AND SUBSIDIARIES

12.  STOCK OPTIONS

         1987 Stock Option Plan

         Effective July 24, 1987, the stockholders of StarTek USA, Inc. approved a Stock Option Plan ("Plan") which provided for the grant of stock options, stock appreciation rights ("SARs") and supplemental bonuses to key employees. The stock options were intended to qualify as "incentive stock options" as defined in Section 422A of the Internal Revenue Code unless specifically designated as "nonstatutory stock options."

         The options granted under the Plan could be exercised for a period of not more than ten years and one month from the date of grant, or any shorter period as determined by StarTek USA, Inc.'s Board of Directors. The option price of any incentive stock option would be equal to or exceed the fair market value per share on the date of grant, or 110% of the fair market value per share in the case of a 10% or greater stockholder. Options generally vested ratably over a five-year period from the date of grant. Unexercised vested options remained exercisable for three calendar months from the date of termination of employment.

         During 1995, StarTek USA, Inc.'s Board of Directors accelerated the vesting on all outstanding options under the Plan to allow the holders to exercise any granted option. Subsequently, all outstanding options were exercised. In aggregate, the option holders paid $18 in cash and delivered a note of $213 bearing interest at 4.63% to StarTek USA, Inc. in exchange for shares of common stock. This note was secured by 288,607 shares of StarTek USA, Inc. common stock. On January 22, 1997, the note and all accrued interest thereon was repaid in full.

         Exercise prices for options outstanding under the Plan as of December 31, 1994 and exercised during 1995 ranged from $0.07 to $0.99 and had a weighted average price of $0.42. Options for 2,124,936 shares of common stock were available for grant at the beginning and end of 1996 and 1995.

         The Plan was terminated effective January 24, 1997.

         1997 Stock Option Plan

         On February 13, 1997, the Company's Board of Directors approved the StarTek, Inc. Stock Option Plan ("Option Plan") and, on January 27, 1997, the Director Stock Option Plan ("Director Option Plan").

         The Option Plan was established to provide stock options, SARs and incentive stock options (cumulatively referred to as "Options") to key employees, directors (other than non-employee directors), consultants, and other independent contractors. The Option Plan provides for Options to be granted for a maximum of 985,000 shares of common stock, which are to be awarded by determination of a committee of non-employee directors. Unless otherwise determined by the committee, all Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options' grant date and expire at the earlier of (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the Options' grant date, (ii) three months after the termination of employment of the participant as outlined by the Option Plan, (iii) the date six months after the participant's death, or (iv) immediately upon termination for "cause."

         The Director Option Plan was established to provide stock options to non-employee directors who are elected prior to the option's grant date and serve continuously from the commencement of their term. The plan provides for stock options to be granted for a maximum of 90,000 shares of common stock. Participants are automatically granted options to acquire 10,000 shares of common stock upon the latter of their election as a director or the closing of the initial public offering of the Company's common stock. Additionally, each participant will be automatically granted options to acquire 3,000 shares of common stock on the date of each annual meeting of stockholders thereafter at which such director is reelected. All options granted under the Director Option Plan are fully vested upon grant and expire at the earlier of (i) the date of the participant's membership on the board is terminated for cause, (ii) ten years from the option grant date, or (iii) the date of one year after the director's death.

                         STARTEK, INC. AND SUBSIDIARIES

12.  STOCK OPTIONS (CONTINUED)

         A summary of the Company's stock option activity under the various plans and related information follows:


                                      1997      1996          1995
                                    --------  ---------     --------
Outstanding-beginning of year           --         --        556,600
Granted .....................        618,500       --           --
Exercised ...................           --         --        556,600
Canceled ....................         (7,000)      --           --
                                    --------  ---------     --------
Outstanding at end of year ..        611,500       --           --
                                    ========  =========     ========
Exercisable at end of year ..         20,000       --           --
                                    ========  =========     ========


         Exercise prices for options issued and outstanding at December 31, 1997 were $15.00, except for 8,000 options which were priced at $13.06, and have a remaining contractual life of approximately 9.5 years. Options for 393,500 and 70,000 shares of common stock were available for grant at December 31, 1997 under the Option Plan and Director Option Plan, respectively.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Pro forma information regarding net income and net income per share is required by Statement 123, Accounting For Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a 6% risk-free interest rate, a seven year life for the options, a 30% expected volatility and no dividends. The weighted average grant date fair market value of options issued was approximately $7 per share in 1997. Had this method been used in the determination of pro forma net income for 1997, pro forma net income would have decreased by $586 and pro forma net income per share would have decreased by $0.05.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

13.  GEOGRAPHIC AREA INFORMATION

         To date, the Company operates in North America, Europe and Asia. The Company's operations in Asia were not material and have been combined with North America in the following table.

                         STARTEK, INC. AND SUBSIDIARIES

13.  GEOGRAPHIC AREA INFORMATION (CONTINUED)

         Information regarding geographical areas is as follows:


                                    NORTH
                                   AMERICA       EUROPE     ELIMINATIONS       TOTAL
                                   -------       -------    ------------      -------
YEAR ENDED DECEMBER 31, 1995
Revenues ...................       $37,376       $ 4,133          --          $41,509
                                   =======       =======       =======        =======
Operating profit ...........       $   174       $   164          --          $   338
                                   =======       =======       =======        =======
Identifiable assets ........       $19,356       $ 3,090       $  (866)       $21,580
                                   =======       =======       =======        =======
YEAR ENDED DECEMBER 31, 1996
Revenues ...................       $59,563       $12,021          --          $71,584
                                   =======       =======       =======        =======
Operating profit ...........       $   377       $    33          --          $   410
                                   =======       =======       =======        =======
Identifiable assets ........       $21,236       $ 3,459       $(1,716)       $22,979
                                   =======       =======       =======        =======
YEAR ENDED DECEMBER 31, 1997
Revenues ...................       $79,011       $10,139          --          $89,150
                                   =======       =======       =======        =======
Operating profit ...........       $ 4,587       $   748          --          $ 5,335
                                   =======       =======       =======        =======
Identifiable assets ........       $55,072       $ 4,123       $(1,023)       $58,172
                                   =======       =======       =======        =======


14.  SIGNIFICANT CLIENTS

         Two clients accounted for 56.3% and 25.4% of revenues for the year ended December 31, 1997. Two clients accounted for 38.4% and 33.4% of revenues for the year ended December 31, 1996. Two clients accounted for 46.3% and 10.9% of revenues for the year ended December 31, 1995.

         The loss of one or more of its significant clients could have a material adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for potentially uncollectible accounts. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe significant credit risk exists at December 31, 1997.

                         STARTEK, INC. AND SUBSIDIARIES

15.  QUARTERLY DATA (UNAUDITED)


                                                                         1997 QUARTERS ENDED
                                                        ------------------------------------------------------
                                                         MAR 31         JUN 30         SEPT 30         DEC 31
                                                        --------       --------        --------       --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Historical:
     Revenues ...................................       $ 16,667       $ 16,067        $ 20,226       $ 36,190
     Gross profit ...............................          3,935          3,526           3,920          5,783
     SG&A expense ...............................          2,164          1,952           2,135          2,452
     Management fee expense .....................            793          2,333            --             --
     Operating profit (loss) ....................            978           (760)          1,785          3,332
     Net income (loss) ..........................            894           (642)          1,454          2,452
     Net income per share .......................                                          0.11           0.18
     Shares outstanding .........................                                        13,829         13,829

Pro Forma(a):
     Revenues ...................................       $ 16,667       $ 16,067
     Gross profit ...............................          3,935          3,526
     SG&A expense ...............................          2,164          1,952
     Management fee expense .....................             --             --
     Operating profit ...........................          1,771          1,574
     Net income .................................          1,058            925
     Net income per share .......................           0.09           0.08
     Shares outstanding .........................         11,362         11,552

Weighted Average Shares Outstanding:
     Shares outstanding after giving effect to
       322.1064 for one stock split effected by
       a stock dividend .........................         10,829         10,829          10,829         10,829
     Shares deemed outstanding to closing of
       initial public offering, representing the
       number of shares (at an initial public
       offering price of $15.00 per share)
       sufficient to fund payment of $8,000 Note
       Payable to Principal Stockholders ........            533            492            --             --
     3,000 shares issued in connection with
       initial public offering in June 1997, for
       days outstanding in the respective
       periods ..................................           --              231           3,000          3,000

                                                        --------       --------        --------       --------
     Weighted average shares outstanding ........         11,362         11,552          13,829         13,829
                                                        ========       ========        ========       ========

                         STARTEK, INC. AND SUBSIDIARIES

15.  QUARTERLY DATA (UNAUDITED) (CONTINUED)


                                                                     1996 QUARTERS ENDED
                                                     -----------------------------------------------------
                                                     MARCH 31       JUNE 30        SEPT 30         DEC 31
                                                     --------       --------       --------       --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Historical:
     Revenues ................................       $ 15,219       $ 14,108       $ 15,479       $ 26,778
     Gross profit ............................          2,564          2,987          3,281          5,514
     SG&A expense ............................          1,706          1,857          1,756          2,445
     Management fee expense ..................            199            700            498          4,775
     Operating profit (loss) .................            659            430          1,027         (1,706)
     Net income (loss) .......................            533            322            958         (1,888)

Pro Forma(a):
     Revenues ................................       $ 15,219       $ 14,108       $ 15,479       $ 26,778
     Gross profit ............................          2,564          2,987          3,281          5,514
     SG&A expense ............................          1,706          1,857          1,756          2,445
     Management fee expense ..................           --             --             --             --
     Operating profit ........................            858          1,130          1,525          3,069
     Net income ..............................            459            641            913          1,881
     Net income per share ....................           0.04           0.06           0.08           0.17
     Shares outstanding ......................         11,362         11,362         11,362         11,362

Weighted Average Shares Outstanding:
     Shares outstanding after giving effect to
       322.1064-for-one stock split effected by
       a stock dividend ......................         10,829         10,829         10,829         10,829
     Shares deemed outstanding to closing of
       initial public offering, representing
       the number of shares (at an initial
       public offering price of $15.00 per
       share) sufficient to fund payment of
       $8,000 Note Payable to
       Principal Stockholders ................            533            533            533            533
                                                     --------       --------       --------       --------
     Weighted average shares outstanding .....         11,362         11,362         11,362         11,362
                                                     ========       ========       ========       ========


(a) For 1996 and until the June 1997 initial public offering, the Company was an S corporation and, accordingly, was not subject to federal or state income taxes. Subsequent to the initial public offering, the Company has been subject to income taxation as a C corporation. Pro forma net income for quarters through June 30, 1997 (i) reflects the elimination of management fee expense and (ii) includes a provision for federal, state and foreign income taxes at an effective rate of 37.3%. Management fee expense was discontinued with the initial public offering in June 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
-------------------------------------
(Registrant)
By: /s/ Dennis M. Swenson
-------------------------------------
Dennis M. Swenson
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer

Date: March 31, 1998
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael W. Morgan
-------------------------------------
Michael W. Morgan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 1998
-------------------------------------

/s/ Dennis M. Swenson
-------------------------------------
Dennis M. Swenson
Executive Vice President and Chief
Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 1998
-------------------------------------

/s/ E. Preston Sumner, Jr.
-------------------------------------
E. Preston Sumner, Jr.
Executive Vice President and Chief Operating Officer

Date: March 31, 1998
-------------------------------------

/s/ A. Emmet Stephenson, Jr.
-------------------------------------
A. Emmet Stephenson, Jr.
Chairman of the Board

Date: March 31, 1998
-------------------------------------

/s/ Thomas O. Ryder
-------------------------------------
Thomas O. Ryder

Date: March 31, 1998
-------------------------------------

/s/ Ed Zschau
-------------------------------------
Ed Zschau
Director

Date: March 31, 1998
-------------------------------------

                                 STARTEK, INC.
                               INDEX OF EXHIBITS

  EXHIBITS
------------
    3.1     Restated Certificate of Incorporation of the Company (incorporated by reference from Form S-1
             Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
    3.2     Restated Bylaws of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
    4.1     Specimen Common Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1
             Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
    10.1    StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1
             Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
    10.2    Form of Stock Option Agreement (incorporated by reference from Amendment No. 1 to Form S-1
             Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
    10.3    StarTek, Inc. Director Stock Option Plan (incorporated by reference from Form S-1
             Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
    10.4    Lease by and between East Mercia Developments Limited and StarTek Europe, Ltd. and
             StarTek USA Inc. (formerly named StarPak International, Ltd. and StarPak, Inc., respectively)
             (incorporated by reference from Form S-1 Registration Statement filed with the Securities and
             Exchange Commission on January 29, 1997).
    10.5    Promissory Note of StarTek USA, Inc. (formerly named StarPak, Inc.) dated December 29, 1995 in the principal amount of $1,111,844.17 payable to the order of General Communications, Inc.
             (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
    10.6    HP Purchase Agreement dated September 1, 1995 by and between Hewlett-Packard Company,
             StarTek USA, Inc. and StarTek Europe, Ltd. (formerly named StarPak, Inc. and StarPak
             International, Ltd., respectively) (incorporated by reference from Amendment No. 3 to Form S-1
             Registration Statement filed with the Securities and Exchange Commission on March 26, 1997).
    10.7    Microsoft Supply, Manufacturing and Services Agreement dated March 28, 1996 by and between Microsoft Corporation and StarTek USA, Inc. (formerly named StarPak, Inc.).
             (Incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 1997.)
    10.8    Equipment Lease (Schedule No. 01) between Varilease Corporation, as Lessor, and StarTek USA, Inc.
             (formerly StarPak, Inc.), as Lessee, dated March 7, 1997 (incorporated by reference from Amendment
             No. 4 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on
             May 23, 1997).
    10.9    Equipment Lease (Schedule No. 2) between Varilease Corporation, as Lessor, and StarTek USA, Inc.
             (formerly StarPak, Inc.), as Lessee, dated April 15th, 1997 (incorporated by reference from
             Amendment No. 4 to Form S-1 Registration Statement filed with the Securities and Exchange
             Commission on May 23, 1997).
    10.10   Loan Agreement, dated November 6, 1997, between StarTek, Inc. (the "Borrower") and Norwest
             Bank Colorado, National Association (the "Bank") and 360 Day Promissory Note dated
             November 6, 1997, payable by the Borrower to the Bank (incorporated by reference from Form 10-Q
             Quarterly Report filed with the Securities and Exchange Commission on November 13, 1997).
    10.11   Amendment dated September 30, 1997 to HP Purchase Agreement dated September 1, 1995 by and between Hewlett-Packard Company, StarTek USA, Inc. and StarTek Europe, Ltd.
             (formerly named StarPak, Inc. and StarPak International, Ltd., respectively) (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 1997).
    *10.12  Standard Form of Agreement Between Owner (StarTek USA, Inc.) and Contractor (Landmark Builders
             of Greeley, Inc.) dated December 1, 1997.
    *10.13  HP Master Agreement Technical Support Services dated January 7, 1998 by and between Hewlett Packard
             Company and StarTek USA, Inc.
    *21.1   Subsidiaries of the Registrant.
    *27.1   Financial Data Schedule.

---------------
* Filed with this report.