Form 10-Q
period 1998-03-31
STARTEK INC
filed 1998-05-14
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission File Number 1-12793

                                  STARTEK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   84-1370538
----------------------------------------    ------------------------------------
 (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)




            111 HAVANA STREET
            DENVER, COLORADO                              80010
----------------------------------------    ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (303) 361-6000
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)



         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    ------  -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class of Common Stock                 Outstanding at May 11, 1998
       Common Stock, par value $.01 per share             13,828,571

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX




                                                                               Page
                                                                               Number
                                                                               ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -                                2
         December 31, 1997 and March 31, 1998

         Condensed Consolidated Statements of Operations -                      3
         Three months ended March 31, 1997 and 1998

         Condensed Consolidated Statements of Cash Flow -                       4
         Three months ended March 31, 1997 and 1998

         Notes to Condensed Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of Financial Condition            7
         and Results of Operations

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                             11
Item 6.  Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                     13

PART I.    FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)






                                     ASSETS
                                                                                     DECEMBER 31,  MARCH 31,
                                                                                        1997         1998
                                                                                     ------------ ------------
                                                                                                   (UNAUDITED)

Current assets:
     Cash and cash equivalents ......................................................   $ 26,960    $ 25,125
     Short-term investments available for sale ......................................      7,356      11,667
     Trade accounts receivable, less
        allowance for doubtful accounts of
        $383 and $424, respectively .................................................     12,518       9,379
     Inventories ....................................................................      2,539       2,100
     Deferred tax asset .............................................................        440         353
     Prepaid expenses and other .....................................................        205         248
                                                                                        --------    --------
Total current assets ................................................................     50,018      48,872
Property, plant and equipment, net ..................................................      8,151      10,508
Other assets ........................................................................          3           5
                                                                                        --------    --------
Total assets ........................................................................   $ 58,172    $ 59,385
                                                                                        ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................................   $  9,387    $  8,733
     Accrued liabilities ............................................................      1,292       1,125
     Income taxes payable ...........................................................        106         728
     Current portion of capital lease obligations ...................................         82          69
     Current portion of long-term debt ..............................................         26          56
     Other ..........................................................................        421         334
                                                                                        --------    --------
Total current liabilities ...........................................................     11,314      11,045
Capital lease obligations, less current portion .....................................        121         105
Long-term debt, less current portion ................................................        435         405
Deferred income tax .................................................................        231         213
Other ...............................................................................         65          59
Stockholders' equity:
     Common stock ...................................................................        138         138
     Additional paid-in capital .....................................................     41,661      41,661
     Cumulative translation adjustment ..............................................         70          75
     Unrealized loss on investments .................................................        (92)        (58)
     Retained earnings ..............................................................      4,229       5,742
                                                                                        --------    --------
Total stockholders' equity ..........................................................     46,006      47,558
                                                                                        --------    --------
Total liabilities and stockholders' equity ..........................................   $ 58,172    $ 59,385
                                                                                        ========    ========


See accompanying notes

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    (dollars in thousands, except share data)
                                   (unaudited)



                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------

                                                    1997            1998
                                                ------------    ------------

Revenues ....................................   $     16,667    $     24,321
Cost of services ............................         12,732          19,757
                                                ------------    ------------
Gross profit ................................          3,935           4,564
Selling, general and administrative
     expenses ...............................          2,164           2,732
Management fee expense ......................            793              --
                                                ------------    ------------
Operating profit ............................            978           1,832
Net interest income (expense) and other .....            (84)            542
                                                ------------    ------------
Income before income taxes ..................            894           2,374
Income tax expense ..........................             --             862
                                                ------------    ------------
Net income ..................................   $        894    $      1,512
                                                ============    ============
Basic net income per share ..................                   $       0.11

Weighted average shares outstanding .........                     13,828,571


See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       1997          1998
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................   $      894    $    1,512
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ................................          495           550
   Gain on sale of assets .......................................           --            (7)
   Changes in operating assets and liabilities:
      Accounts receivable .......................................        2,681         3,139
      Inventories ...............................................         (105)          439
      Prepaid expenses and other assets .........................         (366)          (46)
      Deferred taxes ............................................           --            69
      Accounts payable ..........................................       (1,531)         (654)
      Accrued and other liabilities .............................         (721)         (261)
      Accrued management fees ...................................          793            --
      Income taxes payable ......................................           --           622
                                                                    ----------    ----------
Net cash provided by operating activities .......................        2,140         5,363

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net .................         (267)       (2,899)
Collections on notes receivable-stockholders ....................          213            --
Purchases of investments ........................................           --        (4,277)
                                                                    ----------    ----------
Net cash used in investing activities ...........................          (54)       (7,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings ................................         (385)           --
Proceeds from borrowings and capital lease obligations ..........        1,500            --
Principal payments on capital lease obligations .................         (230)          (28)
                                                                    ----------    ----------
Net cash provided by financing activities .......................          885           (28)
Effect of exchange rate changes on cash .........................          (29)            6
                                                                    ----------    ----------
Net increase in cash and cash equivalents .......................        2,942        (1,835)
Cash and cash equivalents at beginning of period ................        2,742        26,960
                                                                    ----------    ----------
Cash and cash equivalents at end of period ......................   $    5,684    $   25,125
                                                                    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ..........................................   $      113    $       32

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Unrealized losses, net of deferred taxes ........................           --    $       33
Contributed common stock ........................................   $       96            --


See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                   (dollars in thousands, except share data))
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   NEW ACCOUNTING STANDARDS

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three months ended March 31, 1998, the additional shares assuming dilution has no impact on earnings per share because the average price per share of common stock during the period was less than the exercise price of outstanding options.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective in 1998 for the Company. The Statement establishes new rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $842 and $1,551 for the three months ended March 31, 1997 and 1998, respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for 1998 for the Company. The Statement changes the way companies report segment information in annual financial statements by requiring the "management approach" for reporting financial and descriptive information about operating segments. The Statement does not provide for application in 1998 interim financial statements, but comparative information for interim periods of the initial year of application is to be reported for interim periods in the second year of application.

3.   INITIAL PUBLIC OFFERING OF COMMON STOCK

     On June 24, 1997 the Company closed an initial public offering of its common stock. The Company sold 3,000,000 shares of common stock at an offering price of $15.00 per share. Total proceeds after deducting $3,958 in estimated costs associated with the offering were $41,042. Immediately prior to the closing of the offering the Company completed a 322.1064-for-one common stock split effected by a stock dividend. All common stock amounts, equivalent share amounts and per share amounts included in the accompanying financial statements and related notes have been adjusted to give effect to the stock dividend.

     Effective immediately prior to the closing of the initial public offering, the Company declared an $8,000 dividend in an amount approximately equal to the estimated additional paid-in capital and retained earnings of the Company as of the closing date of the initial public offering, pursuant to certain promissory notes. Such notes were paid June 30, 1997 from the net proceeds of the initial public offering.

4.   MANAGEMENT FEE EXPENSE

     Historically, certain S corporation stockholders and an affiliate have been paid certain management fees, bonuses and other fees in connection with services rendered to the Company which have not been included in selling, general and administrative expenses, in addition to general compensation for services rendered. Such management fees are reflected as management fee expenses as set forth below. Effective with the closing of the Company's initial public offering in June 1997, these management fees, bonuses and other fees were discontinued.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

4.   MANAGEMENT FEE EXPENSE (CONTINUED)

     After the closing of the initial public offering, all compensation payable to persons who had been S corporation stockholders of the Company (or an affiliate of such stockholder) is in the form of advisory fees, salaries and bonuses (which at current rates will aggregate approximately $516 annually) and are included in selling, general and administrative expenses. Such advisory fees and salaries are reflected as selling, general and administrative expense as set forth below.



                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                            1997       1998
                                                          -------    --------
Selling, general and administrative
     expense ..........................................   $    129   $    129
Management fee expense ................................   $    793         --


5.   INCOME TAXES

     The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the income and expenses of the Company were reportable on tax returns of the stockholders, and no provision for federal and state income taxes were made in the three months ended March 31, 1997. Income taxes for the three months ended March 31, 1998 reflect a provision for federal, state and foreign income taxes at an effective rate of 36.3%. The Company is subject to foreign income taxes on certain of its operations.

6.   INVENTORIES

     Total inventories consisted of the following:




                                                          DECEMBER 31, 1997   MARCH 31, 1998
                                                          -----------------   --------------

Raw materials .........................................   $          2,171   $          1,269
Finished goods ........................................                368                831
                                                          ----------------   ----------------
                                                          $          2,539   $          2,100
                                                          ================   ================

7.   COMMON STOCK

     A summary of the Company's stock option activity is as follows:




                                                             THREE MONTHS
                                                                ENDED
                                                            MARCH 31, 1998
                                                            --------------
Outstanding at beginning of period ....................         611,500

Granted ...............................................              --
                                                               --------
Outstanding at end of period ..........................         611,500
                                                               ========

Exercisable at end of period ..........................          20,000
                                                               ========

     The exercise price for options as of March 31, 1998 was $15.00 per share, except for 8,000 options which were granted at $13.06.

     There were 13,828,571 shares outstanding for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The following table sets forth certain unaudited pro forma condensed consolidated statement of operations data expressed in dollars and as a percentage of revenues for the three month period ended March 31, 1997.




                                                                                                PRO FORMA
                                                                                    THREE MONTHS ENDED MARCH 31, 1997
                                                                                -----------------------------------------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


Revenues ......................................................................           $        16,667
Cost of services ..............................................................                    12,732
                                                                                          ---------------
Gross profit ..................................................................                     3,935
SG&A expenses .................................................................                     2,164
Management fee expense ........................................................                        --
                                                                                          ---------------
Operating profit ..............................................................                     1,771
Net interest (expense) and other ..............................................                       (84)
                                                                                          ---------------
Income before income taxes ....................................................                     1,687
Income tax expense ............................................................                       629
                                                                                          ---------------
Net income ....................................................................           $         1,058
                                                                                          ===============
Pro forma net income per share ................................................           $          0.09
Weighted average shares outstanding ...........................................                11,361,904

Computation of weighted shares outstanding:
   Shares outstanding after giving effect to 322.1064-for-one
   stock split effected by a stock dividend ...................................                10,828,571
   Shares deemed outstanding to closing of initial public
   offering, representing the number of shares (at an initial public offering price of $15.00 per share) sufficient to fund payment of $8,000 note payable
   to principal stockholders ..................................................                   533,333
                                                                                          ---------------
   Weighted average shares outstanding ........................................                11,361,904
                                                                                          ===============




     This pro forma condensed consolidated statement of operations data presents the effect on historical consolidated financial statements of the elimination of management fee expense paid to stockholders and their affiliates, as these fees were discontinued upon the completion of the Company's initial public offering, and the provision for related income taxes at an effective rate of 37.3% as if the Company were taxed as a C corporation.

     The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:




                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                         PRO FORMA
                                                 1997       1997       1998
                                                ------     ------     ------

Revenues ....................................    100.0%     100.0%     100.0%
Cost of services ............................     76.4       76.4       81.2
                                                ------     ------     ------
Gross profit ................................     23.6       23.6       18.8
SG&A expenses ...............................     13.0       13.0       11.2
Management fee expense ......................      4.7         --         --
                                                ------     ------     ------
Operating profit ............................      5.9       10.6        7.6
Net interest income (expense) and other .....     (0.5)      (0.5)       2.2
                                                ------     ------     ------
Income before income taxes ..................      5.4       10.1        9.8
Income tax expense ..........................       --        3.8        3.6
                                                ------     ------     ------
Net income ..................................      5.4%       6.3%       6.2%
                                                ======     ======     ======

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

     Revenues. Revenues increased $7.6 million, or 45.9%, to $24.3 million for the three months ended March 31, 1998 from $16.7 million for the three months ended March 31, 1997. This increase was primarily from existing clients.

     Cost of Services. Cost of services increased $7.0 million, or 55.2%, to $19.8 million for the three months ended March 31, 1998 from $12.7 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of revenues, costs of services increased 4.8% for the three months ended March 31, 1998. Factors pertaining to this percentage increase were primarily: (i) higher overall costs from greater penetration of business with two large clients at lower relative margins, (ii) training and start-up expenses related to the new Greeley, Colorado call center which opened in the second quarter of 1998, and (iii) mix of services performed.

     Gross Profit. As a result of the foregoing factors, gross profit increased $0.6 million, or 16.0%, to $4.6 million for the three months ended March 31, 1998 from $3.9 million for the three months ended March 31, 1997. As a percentage of revenues, gross profit decreased to 18.8% for the three months ended March 31, 1998 from 23.6% for the three months ended March 31, 1997.

     Selling, General and Administrative Expenses. SG&A expenses increased $0.6 million, or 26.2%, to $2.7 million for the three months ended March 31, 1998 from $2.2 million for the three months ended March 31, 1997, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, SG&A expenses decreased to 11.2% for the three months ended March 31, 1998 from 13.0% for the three months ended March 31, 1997, reflecting a lesser relative increase in SG&A expense as compared to the increase in revenues.

     Management Fee Expense. Management fee expense decreased $0.8 million to zero for the three months ended March 31, 1998. Effective with the closing of the Company's initial public offering in June 1997, management fees were discontinued.

     Operating Profit. As a result of the foregoing factors, operating profit increased to $1.8 million for the three months ended March 31, 1998 from $1.0 million for the three months ended March 31, 1997. As a percentage of revenues, operating profit increased to 7.6% for the three months ended March 31, 1998 from 5.9% for the three months ended March 31, 1997.

     Net Interest Income (Expense) and Other. Net interest income (expense) and other was $0.5 million income for the three months ended March 31, 1998, while it was $0.1 million expense for the three months ended March 31, 1997. The increase in net interest earnings in the three months ended March 31, 1998 was primarily due to interest earnings from the retained net proceeds of the Company's initial public offering in June 1997 whereas there were line-of-credit and significantly more capital lease borrowings in the three months ended March 31, 1997.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $1.5 million, or 165.5%, to $2.4 million for the three months ended March 31, 1998 from $0.9 million for the three months ended March 31, 1997. As a percentage of revenues, income before income taxes increased to 9.8% for the three months ended March 31, 1998 from 5.4% for the three months ended March 31, 1997.

     Income Tax Expense (Credit). The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the income and expenses of the Company were reportable on tax returns of the stockholders, and no provision for federal and state income taxes were made in the three months ended March 31, 1997. Income taxes for the three months ended March 31, 1998 reflect a provision for federal, state and foreign income taxes at an effective rate of 36.3%.

     Net Income. Based on the factors discussed above, net income increased $0.6 million, or 69.1%, to $1.5 million for the three months ended March 31, 1998 from $0.9 million for the three months ended March 31, 1997. As a percentage of revenues, net income increased to 6.2% for the three months ended March 31, 1998 from 5.4% for the three months ended March 31, 1997.

     Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income for the three months ended March 31, 1997 compared to actual results for the three months ended March 31, 1998. No pro forma presentation was applicable to the three months ended March 31, 1998. Pro forma amounts for the three months ended March 31, 1997 reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors: (i) management fee expense is zero for the three months ended March 31, 1998 and pro forma management fee expense is zero for the three months ended March 31, 1997; (ii) operating profit remained relatively unchanged at $1.8 million for the three months ended March 31, 1997 pro forma and the three months ended March 31, 1998 actual while such operating profit represented 10.6% and 7.6% of revenues, respectively; (iii) income before income taxes increased $0.7 million, or 40.7%, to $2.4 million for the three months ended March 31, 1998 from $1.7 million pro forma income before income taxes for the three months ended March 31, 1997; (iv) income taxes increased $0.2 million, or 37.0%, to $0.9 million for the three months ended March 31, 1998 from $0.6 million pro forma income tax expense for the three months ended March 31, 1997; and (v) net income increased $0.4 million, or 42.9%, to $1.5 million for the three months ended March 31, 1998 from $1.1 million pro forma net income for the three months ended March 31, 1997.

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

     The Company closed an initial public offering of common stock on June 24, 1997. The net proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $41.0 million. From the net proceeds, the Company repaid substantially all of its outstanding indebtedness, which included approximately $5.0 million of bank and mortgage indebtedness, $1.8 million of capital lease obligations and $8.0 million of notes payable to principal stockholders arising from an S corporation dividend in an amount approximating the additional paid-in capital and retained earnings of the Company as of the closing date. The balance of the net proceeds (approximately $26.2 million) are for working capital and other general corporate purposes, including approximately $8.0 million for capital expenditures to expand into new facilities and build-out its existing facilities, and to potentially make strategic acquisitions of complementary businesses. The Company has acquired land and constructed a new facility in Greeley, Colorado which was occupied in the second quarter of 1998. The estimated cost of the facility is approximately $3.5 million. In connection with the new Greeley facility, the Company acquired land for $0.3 million and financed the purchase through a non-interest bearing ten-year promissory note. The note shall decline on an equal basis, without payment, over ten years so long as the Company does not sell or transfer the parcel or fail to continuously operate thereon a customer service center. The Company has announced plans to open a facility on leased property in Laramie, Wyoming. This facility was occupied in the second quarter of 1998. The Company has contracted for $0.8 million of equipment in connection with the Laramie facility and for $1.0 million of other capital items.

     The Company has cash, cash equivalents and short-term investments available for sale of $36.8 million at March 31, 1998. The Company's working capital was $37.8 million.

     The Company agreed to finance telecommunications computer hardware and software through a 36 month operating lease which became effective April 1997. Monthly payments approximate $28,500.

     Net cash provided by operating activities increased to $5.4 million for the three months ended March 31, 1998 from $2.1 million for the same period in the prior year. The principal causes of this increase were: (i) an increase in net income, (ii) a reduction in accounts receivable; (iii) a relatively smaller increase in accounts payable and accrued liabilities; and (iv) a decrease in inventories.

     Net cash used in investing activities increased to $7.2 million in the three months ended March 31, 1998 from $0.1 million for the same period in the prior year. The principal cause for this increase was short-term investments of the net proceeds of the Company's initial public offering and purchases of property, plant and equipment.

     Net cash provided from financing activities decreased to $0.0 million in the three months ended March 31, 1998 from $0.9 million for the same period in the prior year. The principal cause of this decrease was the lack of net borrowings in the three months ended March 31, 1998.

     The Company believes that cash flow from operations and net proceeds to the Company from its initial public offering, together with available funds under the line of credit, will be sufficient to support its operations and capital expenditure and liability requirements for the next 12 months and anticipated operations and cash expenditures for the foreseeable future. However, long-term capital requirements depend on many factors including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent that the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company will be required to raise the additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's business is highly seasonal. Historically, the Company's revenues have been significantly lower in the first and second quarters of each year due to the timing of its client's marketing programs and the introduction of new products, which are typically geared toward the Christmas holiday seasons. Additionally, the Company has experienced, and expects to experience in the future, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of new projects; (ii) the expiration or termination of existing projects;
(iii) the timing of increased expenses incurred to obtain and support new business and facilities; (iv) the seasonal pattern of certain of the businesses served by the Company; and (v) the cyclical nature of certain client's businesses.

     Revenues in the first quarter of 1998 as compared to the fourth quarter of 1997 declined 32.8% principally due to the seasonal pattern of certain businesses serviced by the Company.

     Gross profit as a percentage of revenues was 2.8% higher in the first quarter of 1998 as compared to the fourth quarter of 1997 primarily due to the mix of services performed for clients and the absence of lower labor utilization from Greeley processing facility capacity constraints, partially offset by training and start up expenses relating to the new Greeley, Colorado call center which was occupied in the second quarter of 1998.

     For the fourth quarter of 1997 and the first quarter of 1998, SG&A expenses increased principally as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, SG&A expenses increased 4.4% in the first quarter of 1998 as compared to the fourth quarter of 1997 principally from the spreading of fixed and semi-variable costs over a seasonally fluctuating revenue base.

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

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include (i) the anticipated level of capital expenditures; (ii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's operations; and (iii) statements relating to the Company or its operations that are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", or "continue", and similar expressions.

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


PART II.  OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES

          (c)  Sales of Unregistered Securities

               The Company did not issue or sell any unregistered securities during the quarter ended March 31, 1998.

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

     Expenses incurred for the Company's account in connection with the issuance and distribution of the common stock registered were as follows:



Underwriting discounts and commissions ..........................   $    3,150
Expenses paid to or for underwriters ............................           22
Other expenses ($41 accrued as of
     March 31, 1998) ............................................          786(1)
                                                                    ----------
Total ...........................................................   $    3,958
                                                                    ==========



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

From June 24, 1997 through March 31, 1998, the Company used net offering proceeds as follows:



Repayment of indebtedness:                                        (IN THOUSANDS)

     Bank and mortgage indebtedness .............................   $    4,932
     Capitalized lease obligations ..............................        1,767
     Notes payable to Principal Stockholders ....................        8,000
                                                                    ----------
                                                                        14,699

Capital expenditures ............................................        5,061
Working capital .................................................       21,282
                                                                    ----------
                                                                    $   41,042
                                                                    ==========




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  The following document is filed as an exhibit in this report:
                           27.1 Financial Data Schedule

          (b)     Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           STARTEK, INC.
                                           -------------------------------------
                                           (Registrant)


Date: May 14, 1998                         /s/ MICHAEL W. MORGAN
     ---------------------------           -------------------------------------
                                           Michael W. Morgan
                                           President and Chief Executive Officer


Date: May 14, 1998                         /s/ DENNIS M. SWENSON
     ---------------------------           -------------------------------------
                                           Dennis M. Swenson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX





EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

27.1                     Financial Data Schedule
