Form 10-Q
period 1998-06-30
STARTEK INC
filed 1998-08-14
CIK 1031029

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         Commission File Number 1-12793
                                               --------



                                  STARTEK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    84-1370538
--------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

            111 HAVANA STREET
            DENVER, COLORADO                              80010
----------------------------------------                ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (303) 361-6000
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                 Yes [X]  No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock                  Outstanding at August 14, 1998
Common Stock, par value $.01 per share                     13,828,571

                                  STARTEK, INC.


                                    FORM 10-Q

                                      INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets - December 31, 1997
            and June 30, 1998                                                               3

         Condensed Consolidated Statements of Operations - Three months ended
            June 30, 1997 and 1998; Six months ended June 30, 1997 and 1998                 4

         Condensed Consolidated Statements of Cash Flow - Six months ended
            June 30, 1997 and 1998                                                          5

         Notes to Condensed Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                      10

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                         17
Item 4.  Submission of Matters to a Vote of Security Holders                               18
Item 6.  Exhibits and Reports on Form 8-K                                                  18

SIGNATURES                                                                                 19

PART I.    FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                          ASSETS
                                                                      DECEMBER 31,    JUNE 30,
                                                                         1997           1998
                                                                      ------------   ------------
                                                                                     (UNAUDITED)
Current assets:
     Cash and cash equivalents ....................................   $     26,960   $     13,546
     Investments available for sale ...............................          7,356         17,158
     Trade accounts receivable, less
        allowance for doubtful accounts of
        $383 and $415, respectively ...............................         12,518          9,790
     Inventories ..................................................          2,539            847
     Deferred tax asset ...........................................            440            450
     Prepaid income taxes .........................................           --              380
     Prepaid expenses and other ...................................            205            577
                                                                      ------------   ------------
Total current assets ..............................................         50,018         42,748
Property, plant and equipment, net ................................          8,151         14,408
Other assets ......................................................              3              8
                                                                      ------------   ------------
Total assets ......................................................   $     58,172   $     57,164
                                                                      ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................   $      9,387   $      5,332
     Accrued liabilities ..........................................          1,292          1,915
     Income taxes payable .........................................            106           --
     Current portion of capital lease obligations .................             82             60
     Current portion of long-term debt ............................             26             56
     Other ........................................................            421            298
                                                                      ------------   ------------
Total current liabilities .........................................         11,314          7,661
Capital lease obligations, less current portion ...................            121             92
Long-term debt, less current portion ..............................            435            405
Deferred income tax ...............................................            231            275
Other .............................................................             65             46
Stockholders' equity:
     Common stock .................................................            138            138
     Additional paid-in capital ...................................         41,661         41,661
     Cumulative translation adjustment ............................             70             83
     Unrealized loss on investments ...............................            (92)          (276)
     Retained earnings ............................................          4,229          7,079
                                                                      ------------   ------------
Total stockholders' equity ........................................         46,006         48,685
                                                                      ------------   ------------
Total liabilities and stockholders' equity ........................   $     58,172   $     57,164
                                                                      ============   ============

See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                  (unaudited)

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                ---------------------------    ---------------------------
                                                   1997            1998           1997            1998
                                                -----------     -----------    -----------     -----------
Revenues ...................................    $    16,067     $    24,692    $    32,733     $    49,013
Cost of services ...........................         12,541          20,008         25,273          39,765
                                                -----------     -----------    -----------     -----------
Gross profit ...............................          3,526           4,684          7,460           9,248
Selling, general and adminIstrative
     expenses ..............................          1,952           3,285          4,115           6,017
Management fee expense .....................          2,333            --            3,126            --
                                                -----------     -----------    -----------     -----------
Operating profit (loss) ....................           (759)          1,399            219           3,231
Net interest income (expense) and other ....            (98)            702           (183)          1,244
                                                -----------     -----------    -----------     -----------
Income (loss) before income taxes ..........           (857)          2,101             36           4,475
Income tax expense (credit) ................           (216)            763           (216)          1,625
                                                -----------     -----------    -----------     -----------
Net income (loss) ..........................    $      (641)    $     1,338    $       252     $     2,850
                                                ===========     ===========    ===========     ===========
Basic and diluted net income per share .....                    $      0.10                    $      0.21
Weighted average shares outstanding ........                     13,828,571                     13,828,571

See accompanying notes

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                  (unaudited)

                                                               SIX MONTHS ENDED JUNE 30,
                                                               --------------------------
                                                                  1997            1998
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................   $      252      $    2,850
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ...........................          907           1,180
   Gain on sale of assets ..................................         --              (135)
   Changes in operating assets and liabilities:
      Accounts receivable ..................................        3,625           2,728
      Inventories ..........................................          889           1,692
      Prepaid expenses and other assets ....................         (103)           (377)
      Prepaid income taxes .................................         --              (380)
      Deferred taxes .......................................         (299)             34
      Accounts payable .....................................       (2,482)         (4,055)
      Accrued and other liabilities ........................         (358)            481
      Income taxes payable .................................          192            (106)
                                                               ----------      ----------
Net cash provided by operating activities ..................        2,623           3,912

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net ............         (693)         (7,478)
Proceeds from sale of property, plant and equipment ........         --               176
Collections on notes receivable-stockholders ...............          213            --
Purchases of investments ...................................      (25,125)         (9,986)
                                                               ----------      ----------
Net cash used in investing activities ......................      (25,605)        (17,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit borrowings ..................       (3,500)           --
Net principal payments on borrowings .......................         (354)           --
Principal payments on capital lease obligations ............       (2,130)            (51)
Dividend to S corporation stockholders .....................       (8,000)           --
Net proceeds from initial public offering of common stock ..       41,042            --
Contributed capital ........................................        1,641            --
                                                               ----------      ----------
Net cash provided by financing activities ..................       28,699             (51)
Effect of exchange rate changes on cash ....................          (36)             13
                                                               ----------      ----------
Net increase (decrease) in cash and cash equivalents .......        5,681         (13,414)
Cash and cash equivalents at beginning of period ...........        2,742          26,960
                                                               ----------      ----------
Cash and cash equivalents at end of period .................   $    8,423      $   13,546
                                                               ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest .....................................   $      339      $       41

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Unrealized losses, net of deferred taxes ...................   $     --        $      184
Common stock split effected by stock dividend ..............   $      107      $     --

See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                    (dollars in thousands, except share data)
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. Operating results for the three and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

2.       NEW ACCOUNTING STANDARDS

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and six months ended June 30, 1998, the additional shares assuming dilution has no impact on earnings per share because the average price per share of common stock during the period was less than the exercise price of outstanding options.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective in 1998 for the Company. The Statement establishes new rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was a loss of $639 and income of $1,128 for the three months ended June 30, 1997 and 1998, respectively. Comprehensive income was income of $203 and $2,679 for the six months ended June 30, 1997 and 1998, respectively.

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

3.       INITIAL PUBLIC OFFERING OF COMMON STOCK

         On June 24, 1997 the Company closed an initial public offering of its common stock. The Company sold 3,000,000 shares of common stock at an offering price of $15.00 per share. Total proceeds after deducting $3,958 in costs associated with the offering were $41,042. Immediately prior to the closing of the offering the Company completed a 322.1064-for-one common stock split effected by a stock dividend. All common stock amounts, equivalent share amounts and per share amounts included in the accompanying financial statements and related notes have been adjusted to give effect to the stock dividend.

         Effective immediately prior to the closing of the initial public offering, the Company declared an $8,000 dividend in an amount approximately equal to the estimated additional paid-in capital and retained earnings of the Company as of the closing date of the initial public offering, pursuant to certain promissory notes. Such notes were paid on June 30, 1997 from the net proceeds of the initial public offering.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                    (dollars in thousands, except share data)
                                   (unaudited)

4.       INVESTMENTS AVAILABLE FOR SALE

         The following is a summary of available-for-sale investments at December 31, 1997:

                                                              GROSS           GROSS       ESTIMATED
                                                           UNREALIZED      UNREALIZED       FAIR
                                               COST           GAINS          LOSSES         VALUE
                                            -----------    -----------    -----------    -----------
Corporate bonds ........................    $     2,205    $         5    $       (45)   $     2,165
Other debt securities ..................          5,299           --             (108)         5,191
                                            -----------    -----------    -----------    -----------
Total ..................................    $     7,504    $         5    $      (153)   $     7,356
                                            ===========    ===========    ===========    ===========


The following is a summary of available-for-sale investments at June 30, 1998:

                                                              GROSS           GROSS       ESTIMATED
                                                           UNREALIZED      UNREALIZED       FAIR
                                               COST           GAINS          LOSSES         VALUE
                                            -----------    -----------    -----------    -----------
Corporate bonds ......................      $     7,097    $        35    $       (91)   $     7,041
Other debt securities .................           8,113           --             (352)         7,761
Equity securities .....................           2,381             38            (63)         2,356
                                            -----------    -----------    -----------    -----------
Total ..................................    $    17,591    $        73    $      (506)   $    17,158
                                            ===========    ===========    ===========    ===========


         The amortized cost and estimated fair value of available-for-sale investments at June 30, 1998, by contractual maturity, are shown below:

                                                                     ESTIMATED
                                                         COST        FAIR VALUE
                                                     ------------   ------------
Debt securities maturing within:
  One year .......................................   $      1,702   $      1,712
  Two to five years ..............................          2,147          2,145
  Due after five years ...........................          6,163          5,894
                                                     ------------   ------------
                                                           10,012          9,751
Other debt securities ............................          5,198          5,051
Equity securities ................................          2,381          2,356
                                                     ------------   ------------
Total ............................................   $     17,591   $     17,158
                                                     ============   ============

                         STARTEK, INC. AND SUBSIDIARIES

                    (dollars in thousands, except share data)
                                   (unaudited)


5.       INVENTORIES

         Total inventories consisted of the following:


                                                DECEMBER 31, 1997   JUNE 30, 1998
                                                -----------------   -------------
Raw materials ...............................   $           2,171   $         718
Finished goods ..............................                 368             129
                                                -----------------   -------------
                                                $           2,539   $         847
                                                =================   =============

6.       COMMON STOCK

         A summary of the Company's stock option activity is as follows:

                                                                   SIX MONTHS
                                                                      ENDED
                                                                 JUNE 30, 1998
                                                                ---------------
Outstanding at beginning of period ......................           611,500
Granted .................................................            20,500
Forfeitures .............................................            (5,500)
                                                                    -------
Outstanding at end of period ............................           626,500
                                                                    =======
Exercisable at end of period ............................           141,600
                                                                    =======


         The exercise price for options as of June 30, 1998 was $15.00 per share, except for 8,000 options exercisable at $13.06 per share, 14,500 options exercisable at $12.25 per share and 6,000 options exercisable at $12.69 per share.

         There were 13,878,571 shares outstanding for the six months ended June 30, 1998.

7.       MANAGEMENT FEE EXPENSE

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

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                            --------------------------    -------------------------
                                                1997           1998           1997          1998
                                            -----------    -----------    -----------    -----------
Selling, general and administrative
     expense ...........................    $       129    $       129    $       258    $       258
Management fee expense .................          2,333           --            3,126           --

                         STARTEK, INC. AND SUBSIDIARIES

                    (dollars in thousands, except share data)
                                   (unaudited)


8.       INCOME TAXES

         The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the income and expenses of the Company were reportable on tax returns of the stockholders. Income taxes for the three and six months periods ended June 30, 1998 reflect a provision for federal, state and foreign income taxes at an effective rate of 36.3%. The Company is subject to foreign income taxes on certain of its operations.


9.       SIGNIFICANT CLIENTS

         Two clients accounted for approximately 62% and 19% of revenues for the six months ended June 30, 1998. Two clients accounted for approximately 47% and 34% of revenues for the six months ended June 30, 1997. The loss of one or more of its significant clients could have a material adverse effect on the Company's business, operating results and financial condition.

10.      SUBSEQUENT EVENT

         On July 8, 1998, the Company, through its wholly-owned subsidiary StarTek USA, Inc., entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Board") in connection with the Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the "Equipment Loan"). The Facility Note bears interest at 9% per annum commencing on September 1, 1998, which is payable quarterly and matures on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and correspondingly entered into a lease agreement, maturing July 8, 2008, with the Board for the use and acquisition of a 305,000 square foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan generally contains the same provisions as the Facility Note and provides for an equipment lease, except the Equipment Loan and lease mature on January 1, 2004.

         As of the date of this Form 10-Q, the Company has not advanced monies to activate the Equipment Loan and lease. Although the Company is not obligated to do so, the Company expects to activate the Equipment Loan and lease in the third quarter of 1998. When the Equipment Loan and lease are activated, the Board will acquire equipment for lease to the Company on terms similar to the Facility Lease but maturing January 1, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include
(i) the anticipated level of capital expenditures, (ii) the Company's belief that existing cash, available for sale investments and available borrowings will be sufficient to finance the Company's operations; and (iii) statements relating to the Company or its operations that are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", or "continue", and similar expressions.

         In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of one or more of its significant clients, the loss or delayed implementation of a large project which could cause quarterly variations in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and trend toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruption, risks associated with international operations and expansion, dependence on labor force, and highly competitive markets. All forward-looking statements herein are qualified in their entirety by the information set forth in the "Risk Factors" portion of the Company's Prospectus dated June 18, 1997.

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited pro forma condensed consolidated statement of operations data for the three and six month period ended June 30, 1997 (dollars in thousands, except share data):

                                                                                   THREE MONTHS     SIX MONTHS
                                                                                       ENDED          ENDED
                                                                                  JUNE 30, 1997   JUNE 30, 1997
                                                                                  -------------  --------------
Revenues .......................................................................   $     16,067    $     32,733
Cost of services ...............................................................         12,541          25,273
                                                                                   ------------    ------------
Gross profit ...................................................................          3,526           7,460
SG&A expenses ..................................................................          1,952           4,115
Management fee expense .........................................................           --              --
                                                                                   ------------    ------------
Operating profit ...............................................................          1,574           3,345
Net interest expense and other .................................................            (98)           (183)
                                                                                   ------------    ------------
Income before income taxes .....................................................          1,476           3,162
Income tax expense .............................................................            551           1,179
                                                                                   ------------    ------------
Net income .....................................................................   $        925    $      1,983
                                                                                   ============    ============

Pro forma net income per share .................................................   $       0.08    $       0.17
Weighted average shares outstanding ............................................     11,551,647      11,457,300

Computation of weighted shares outstanding:
   Shares outstanding after giving effect to 322.1064-for-one
   stock split effected by a stock dividend ....................................     10,828,571      10,828,571
   Shares deemed outstanding prior to closing of June 1997
   initial public offering, representing the number of shares
   (at an initial public offering price of $15.00 per share) sufficient to fund payment of $8,000 note payable to principal
   stockholders ................................................................        492,307         512,707

   3 million shares issued in connection with initial public offering completed
   June 24, 1998, for days outstanding in the respective
   periods .....................................................................        230,769         116,022
                                                                                   ------------    ------------
   Weighted average shares outstanding .........................................     11,551,647      11,457,300
                                                                                   ============    ============

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

         The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:

                                                      THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------    -------------------------------------
                                                               PRO FORMA                                PRO FORMA
                                                    1997          1997          1998         1997          1997          1998
                                                 ---------     ---------     ---------    ---------     ---------     ---------
Revenues ....................................        100.0%        100.0%        100.0%       100.0%        100.0%        100.0%
Cost of services ............................         78.1          78.1          81.0         77.2          77.2          81.1
                                                 ---------     ---------     ---------    ---------     ---------     ---------
Gross profit ................................         21.9          21.9          19.0         22.8          22.8          18.9
SG&A expenses ...............................         12.1          12.1          13.3         12.6          12.6          12.3
Management fee expense ......................         14.5          --            --            9.5          --            --
                                                 ---------     ---------     ---------    ---------     ---------     ---------
Operating profit (loss) .....................         (4.7)          9.8           5.7          0.7          10.2           6.6
Net interest income (expense) and other .....         (0.6)         (0.6)          2.8         (0.6)         (0.6)          2.5
                                                 ---------     ---------     ---------    ---------     ---------     ---------
Income (loss) before income taxes ...........         (5.3)          9.2           8.5          0.1           9.6           9.1
Income tax expense (credit) .................         (1.3)          3.4           3.1         (0.7)          3.6           3.3
                                                 ---------     ---------     ---------    ---------     ---------     ---------
Net income (loss) ...........................         (4.0%)         5.8%          5.4%         0.8%          6.0%          5.8%
                                                 =========     =========     =========    =========     =========     =========

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased $8.6 million, or 53.7%, to $24.7 million for the three months ended June 30, 1998 from $16.1 million for the three months ended June 30, 1997. This increase was primarily from existing clients and one new client.

         Cost of Services. Cost of services increased $7.5 million, or 59.5%, to $20.0 million for the three months ended June 30, 1998 from $12.5 million for the three months ended June 30, 1997. As a percentage of revenues, costs of services increased from 78.1% for the three months ended June 30, 1997 as compared to 81.0% for the three months ended June 30, 1998. Factors pertaining to this percentage increase were primarily higher overall costs of certain business at lower relative margins, mix of services performed and training and start-up expenses related to the new Greeley, Colorado and Laramie, Wyoming call centers, both of which became operational in the second quarter of 1998.

         Gross Profit. As a result of the foregoing factors, gross profit increased $1.2 million, or 32.8%, to $4.7 million for the three months ended June 30, 1998 from $3.5 million for the three months ended June 30, 1997. As a percentage of revenues, gross profit decreased to 19.0% for the three months ended June 30, 1998 from 21.9% for the three months ended June 30, 1997.

         Selling, General and Administrative Expenses. SG&A expenses increased $1.3 million, or 68.3%, to $3.3 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997, primarily as a result of increased personnel costs incurred to service increasing business and costs associated with capacity expansion. As a percentage of revenues, SG&A expenses increased to 13.3% for the three months ended June 30, 1998 from 12.1% for the three months ended June 30, 1997.

         Management Fee Expense. Management fee expense was $2.3 million during the three months ended June 30, 1997 and zero for the three months ended June 30, 1998. Effective with the closing of the Company's initial public offering in June 1997, management fees were discontinued.

         Operating Profit (Loss). As a result of the foregoing factors, operating profit increased to $1.4 million for the three months ended June 30, 1998 from an operating loss of $0.8 million for the three months ended June 30, 1997. As a percentage of revenues, operating profit increased to 5.7% for the three months ended June 30, 1998 from a negative 4.7% for the three months ended June 30, 1997.

         Net Interest Income (Expense) and Other. Net interest income (expense) and other was $0.7 million income for the three months ended June 30, 1998, while it was $0.1 million expense for the three months ended June 30, 1997. There was an $0.6 million increase in net interest earnings in the three months ended June 30, 1998 which was primarily due to interest earnings from the retained net proceeds of the Company's initial public offering in June 1997 whereas there were line-of-credit and significantly more capital lease borrowings in the three months ended June 30, 1997. Included in net interest income (expense) and other is $0.1 million from gain on sale of assets in the three months ended June 30, 1998.

         Income (Loss) Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $3.0 million, or 345.2%, to $2.1 million for the three months ended June 30, 1998 from a loss of $0.9 million for the three months ended June 30, 1997. As a percentage of revenues, income before income taxes increased to 8.5% for the three months ended June 30, 1998 from a negative 5.3% for the three months ended June 30, 1997.

         Income Tax Expense (Credit). The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes through June 17, 1997. The $0.2 million income tax credit for the three months ended June 30, 1997 is composed of a one-time credit to record a net deferred tax asset of $0.3 million upon the termination of S corporation status, less income tax expense on earnings during the June 1997 period when the Company was taxed as a C corporation as adjusted for a foreign tax credit item. Income taxes for the three months ended June 30, 1998 reflect a provision for federal, state and foreign income taxes at an effective rate of 36.3%.

         Net Income (Loss). Based on the factors discussed above, net income increased $1.9 million, or 308.7%, from a net loss of $0.6 million for the three months ended June 30, 1997 compared to net income of $1.3 million for the three months ended June 30, 1998. As a percentage of revenues, net income increased to 5.4% for the three months ended June 30, 1998 from a negative 4.0% for the three months ended June 30, 1997.

         Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income for the three months ended June 30, 1997 compared to actual results for the three months ended June 30, 1998. No pro forma presentation was applicable to the three months ended June 30, 1998. Pro forma amounts for the three months ended June 30, 1997 reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors: (i) management fee expense is zero for the three months ended June 30, 1998 and pro forma management fee expense is zero for the three months ended June 30, 1997; (ii) proforma operating profit was $1.6 million for the three months ended June 30, 1997 compared to $1.4 million of actual operating profit for the three months ended June 30, 1998, while such operating profit represented 9.8% and 5.7% of revenues, respectively; (iii) income before income taxes increased $0.6 million, or 42.3%, to $2.1 million for the three months ended June 30, 1998 from $1.5 million pro forma income before income taxes for the three months ended June 30, 1997; (iv) income taxes increased $0.2 million, or 38.5%, to $0.8 million for the three months ended June 30, 1998 from $0.6 million pro forma income tax expense for the three months ended June 30, 1997; and (v) net income increased $0.4 million, or 44.7%, to $1.3 million for the three months ended June 30, 1998 from $0.9 million pro forma net income for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

         Revenues. Revenues increased $16.3 million, or 49.7%, to $49.0 million for the six months ended June 30, 1998 from $32.7 million for the six months ended June 30, 1997. This increase was primarily from existing clients and one new client.

         Cost of Services. Cost of services increased $14.5 million, or 57.3%, to $39.8 million for the six months ended June 30, 1998 from $25.3 million for the six months ended June 30, 1997. As a percentage of revenues, costs of services increased to 81.1% for the six months ended June 30, 1998 from 77.2% for the six months ended June 30, 1997. Factors pertaining to this percentage increase were primarily higher overall costs of certain business at lower relative margins, mix of services performed and training and start-up expenses related to the new Greeley, Colorado and Laramie, Wyoming call centers, both of which became operational in the second quarter of 1998.

         Gross Profit. As a result of the foregoing factors, gross profit increased $1.8 million, or 24.0%, to $9.3 million for the six months ended June 30, 1998 from $7.5 million for the six months ended June 30, 1997. As a percentage of revenues, gross profit decreased to 18.9% for the six months ended June 30, 1998 from 22.8% for the six months ended June 30, 1997.

         Selling, General and Administrative Expenses. SG&A expenses increased $1.9 million, or 46.2%, to $6.0 million for the six months ended June 30, 1998 from $4.1 million for the six months ended June 30, 1997, primarily as a result of increased personnel costs incurred to service increasing business and costs associated with capacity expansion. As a percentage of revenues, SG&A expenses decreased to 12.3% for the six months ended June 30, 1998 from 12.6% for the six months ended June 30, 1997.

         Management Fee Expense. Management fee expense was $3.1 million during the six months ended June 30, 1997 and zero for the six months ended June 30, 1998. Effective with the closing of the Company's initial public offering in June 1997, management fees were discontinued.

         Operating Profit. As a result of the foregoing factors, operating profit increased to $3.2 million for the six months ended June 30, 1998 from $0.2 million for the six months ended June 30, 1997. As a percentage of revenues, operating profit increased to 6.6% for the six months ended June 30, 1998 from 0.7% for the six months ended June 30, 1997.

         Net Interest Income (Expense) and Other. Net interest income (expense) and other was $1.2 million income for the six months ended June 30, 1998, while it was $0.2 million expense for the six months ended June 30, 1997. The increase in net interest earnings in the six months ended June 30, 1998 was primarily due to interest earnings from the retained net proceeds of the Company's initial public offering in June 1997 whereas there were line-of-credit and significantly more capital lease borrowings in the six months ended June 30, 1997. Included in net interest income (expense) and other is $0.1 million from gain on sale of assets in the six months ended June 30, 1998.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $4.4 million for the six months ended June 30, 1998 from approximately zero for the six months ended June 30, 1997. As a percentage of revenues, income before income taxes increased to 9.1% for the six months ended June 30, 1998 from approximately 0.1% for the six months ended June 30, 1997.

         Income Tax Expense (Credit). The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes through June 17, 1997. The $0.2 million income tax credit for the six months ended June 30, 1997 is composed of a one-time credit to record a net deferred tax asset of $0.3 million upon the termination of S corporation status, less income tax expense on earnings during the June 1997 period when the Company was taxed as a C corporation as adjusted for a foreign tax credit item. Income taxes for the six months ended June 30, 1998 reflect a provision for federal, state and foreign income taxes at an effective rate of 36.3%.

         Net Income. Based on the factors discussed above, net income increased $2.6 million to $2.9 million for the six months ended June 30, 1998 from $0.3 million for the three months ended June 30, 1997. As a percentage of revenues, net income increased to 5.8% for the six months ended June 30, 1998 from 0.8% for the six months ended June 30, 1997.

         Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income for the six months ended June 30, 1997 compared to actual results for the six months ended June 30, 1998. No pro forma presentation was applicable to the six months ended June 30, 1998. Pro forma amounts for the six months ended June 30, 1997 reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors: (i) management fee expense is zero for the six months ended June 30, 1998 and pro forma management fee expense is zero for the six months ended June 30, 1997; (ii) proforma operating profit was $3.4 million for the six months ended June 30, 1997 compared to $3.2 million of actual operating profit for the six months ended June 30, 1998 while such operating profit represented 10.2% and 6.6% of revenues, respectively; (iii) income before income taxes increased $1.3 million, or 41.5%, to $4.5 million for the six months ended June 30, 1998 from $3.2 million pro forma income before income taxes for the six months ended June 30, 1997; (iv) income taxes increased $0.4 million, or 37.8%, to $1.6 million for the six months ended June 30, 1998 from $1.2 million pro forma income tax expense for the six months ended June 30, 1997; and (v) net income increased $0.9 million, or 43.7%, to $2.9 million for the six months ended June 30, 1998 from $2.0 million pro forma net income for the six months ended June 30, 1997.

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

         The Company closed an initial public offering of common stock on June 24, 1997. The net proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $41.0 million. From the net proceeds, the Company repaid substantially all of its outstanding indebtedness, which included approximately $5.0 million of bank and mortgage indebtedness, $1.8 million of capital lease obligations and $8.0 million of notes payable to principal stockholders arising from an S corporation dividend in an amount approximating the additional paid-in capital and retained earnings of the Company as of the closing date. The balance of the net proceeds (approximately $26.2 million) is for working capital and other general corporate purposes, including approximately $8.0 million for capital expenditures to expand into new facilities and build-out its existing facilities, and to potentially make strategic acquisitions of complementary businesses.

         During the six months ended June 1998, the Company acquired land and completed substantially all of the construction of a new 35,000 square foot call center facility in Greeley, Colorado (the "Greeley Facility"). The Company purchased the Greeley Facility in order to expand its call center capacity. The estimated cost of the Greeley Facility and equipment is approximately $3.5 million (excluding land). The Company financed the land for the Greeley Facility through a $0.3 million non-interest bearing ten year promissory note. The ten year promissory note shall decline on an equal basis, without payment, over ten years so long as the Company does not sell or transfer the land or fail to continuously operate a customer service center thereon. The Greeley Facility became operational during the three months ended June 30, 1998.

         The Company has purchased a total of approximately $1.7 million in equipment, leasehold improvements and other fixed assets in order to operate a 22,000 square foot call center facility in Laramie, Wyoming (the "Laramie Facility"). The Laramie Facility also became operational during the three months ended June 30, 1998.

         During June 1998, the Company selected a software solution to enable multi-national customer support and product order fulfillment operations (the "Fulfillment Software"). The Company expects the Fulfillment Software will provide an integrated customer support and product order fulfillment solution which will provide its clients' customers with immediate assistance for a wide variety of requests and other value-added capabilities. The Company has expended approximately $0.9 million for the purchase of the Fulfillment Software, other related applications, training, consulting and support services.

         On July 8, 1998, the Company, through its wholly-owned subsidiary StarTek USA, Inc., entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Board") in connection with the Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4.5 million (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3.5 million (the "Equipment Loan"). The Facility Note bears interest at 9% per annum commencing on September 1, 1998, which is payable quarterly and matures on July 8, 2008. Concurrently, the Company advanced approximately $3.6 million in exchange for the Facility Note and correspondingly entered into a lease agreement, maturing July 8, 2008, with the Board for the use and acquisition of a 305,000 square foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan generally contains the same provisions as the Facility Note and provides for an equipment lease, except the Equipment Loan and lease mature on January 1, 2004.

         As of the date of this Form 10-Q, the Company has not advanced monies to activate the Equipment Loan and lease. Although the Company is not obligated to do so, the Company expects to activate the Equipment Loan and lease in the third quarter of 1998. When the Equipment Loan and lease are activated, the Board will acquire equipment for lease to the Company on terms similar to the Facility Lease but maturing January 1, 2004.

         As of June 30, 1998, the Company had cash, cash equivalents and investments available for sale of $30.7 million, working capital of $35.1 million and net worth of $48.7 million. As of June 30, 1998, the Company held in its investments available for sale portfolio corporate bonds, other debt securities and various equity securities. Such investments held by the Company could be materially and adversely effected by various economic conditions, such as recessions, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation and other factors.

         Net cash provided by operating activities increased to $3.9 million during the six months ended June 30, 1998 from $2.6 million for the same period in the prior year. This was primarily the result of (i) an increase in net income and (ii) a reduction in inventories, partially off-set by relatively smaller decreases in accounts receivable and reductions in accounts payable.

         Net cash used in investing activities was $25.6 million and $17.3 million for the six months ended June 30, 1997 and 1998, respectively. This reduction was principally due to a reduced level of investment purchases ($15.1 million) partially off-set by increased purchases of property, plant and equipment ($6.8 million).

         Net cash used in financing activities during the six months ended June 30, 1998 consisted entirely of principal payments for capital lease obligations. Net cash provided by financing activities during the same period in 1997 was primarily the result of net proceeds received from the June 1997 Offering together with contributed capital from certain S corporation stockholders prior to the June 1997 Offering, partially off-set by repayments of various debt obligations.

         The effect of currency exchange rate changes on the translation of the Company's United Kingdom operations was not significant during the six months ended June 30, 1997 and 1998. The terms of the Company's agreements with its clients and its foreign subcontracts are typically in US dollars except for certain of its agreements related to its United Kingdom operations. Therefore, management currently believes the Company's exposure to currency exchange risks is minimal.

         The Company believes its current cash and investments available for sale balances, anticipated cash flows from future operations and available financing under its line of credit, will be sufficient to support its operations, capital expenditures and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors including, but not limited to, the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

         A substantial portion of the Company's revenue is generated from relatively few clients and the loss of a significant client or clients could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's two largest clients during the six months ended June 30, 1998 were Microsoft Corporation ("Microsoft") and Hewlett-Packard Company ("Hewlett Packard"). Microsoft, which began its outsourcing relationship with StarTek in April 1996, accounted for approximately 62% of the Company's total revenues during the six months ended June 30, 1998. The Company provides various outsourced services to various divisions of Hewlett Packard, each of which the Company considers to be separate clients since each division acts through a relatively autonomous decision maker. Hewlett Packard's various divisions accounted for approximately 19% of the Company's total revenues during the six months ended June 30, 1998. Hewlett Packard began its outsourcing relationship with the Company in 1987. There can be no assurance that the Company will be able to retain its significant clients or that, if it were to lose one or more of its significant clients, it would be able replace such clients with clients that generate a comparable amount of revenues.

VARIABILITY OF QUARTERLY OPERATING RESULTS

         The Company's business is highly seasonal and is, at times, conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been significantly lower in the first and second quarters due to the timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying seasons. Additionally, the Company has experienced, and expects to continue to experience, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of existing and future client product launches; (ii) the expiration or termination of existing client projects; (iii) the timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from current and future clients; (iv) the seasonal nature of certain clients' businesses; and (v) the cyclical nature of certain high technology clients' businesses.

         Revenues for the three months ended March 31, 1998 were approximately $24.3 million and revenues for the three months ended June 30, 1998 were approximately $24.7 million. Typically, the Company's revenues have been lower in the first and second quarters due to the seasonal nature of various clients' businesses.

         Gross profit as a percent of revenues remained relatively constant for both the first and second quarter of 1998.

         The increase in selling, general and administrative expenses from the first quarter of 1998 compared to the second quarter of 1998 was primarily a result of increased personnel costs incurred to service increasing business and costs associated with capacity expansion.

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

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is currently estimated at approximately $0.1 million.

         The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated negative affect on its operating systems. The Company believes, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

         The anticipated cost and timing to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

INFLATION AND GENERAL ECONOMIC CONDITIONS

         Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its results of operations or financial condition.

PART II.  OTHER INFORMATION

     ITEM 2.    CHANGES IN SECURITIES

         (c) Sales of Unregistered Securities

             The Company did not issue or sell any unregistered securities during the quarter ended June 30, 1998, except as follows:

             (i) In April 1998, the Company granted options to purchase 14,500 shares of common stock, in aggregate, to three employees pursuant to the Company's 1997 Stock Option Plan. These options vest at a rate of 20% per year beginning in April 1999, expire in April 2008 and are exercisable at $12.25 per share.

             (ii) In May 1998, the Company also granted an option to purchase
                  3,000 shares of common stock to each of two non-employee directors pursuant to the Company's 1997 Director Stock Option Plan. These options are immediately and fully vested upon the date of grant, expire in May 2008 and are exercisable at $12.69 per share.

         The stock option grants in Item 2.(c) above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         (d) Use of proceeds

             The Company filed a Registration Statement (Commission file no. 333-20633) for the public offering of 3,666,667 shares of common stock with the Securities and Exchange Commission, which became effective June 19, 1997. The managing underwriters were Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley Dean Witter.

             The shares were sold for $15.00 per share for an aggregate amount of $55,000,005. Of the shares sold, 3,000,000 shares ($45,000,000 aggregate amount) were sold by the Company and 666,667 shares ($10,000,005 aggregate amount) were sold by five selling stockholders, each of whom owned in excess of ten percent of the outstanding shares prior to the offering. Offering and distribution costs associated with the offering amounted to approximately $4,000,000. The Company received net proceeds of approximately $41,000,000 in connection with the offering.

             As of June 30, 1998, the Company has applied the net proceeds from the offering as follows (in thousands):


Repayment of indebtedness:
   Bank and mortgage indebtedness .......................       $    4,932
   Capital lease obligations ............................            1,767
   Notes payable to S corporation stockholders ..........            8,000
                                                                ----------
                                                                    14,699
Capital expenditures ....................................            8,000
Working capital .........................................           18,343
                                                                ----------
                                                                $   41,042
                                                                ==========

PART II.  OTHER INFORMATION (CONTINUE)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On May 20, 1998, the Company held its 1998 annual meeting of shareholders (the "Annual Meeting").

          (b) One matter voted on at the Annual Meeting was the election of all four directors of the Company. The four nominees, who were all existing directors of the Company, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election as set forth below:

        NOMINEES             FOR ELECTION                AGAINST ELECTION          ABSTENTIONS
------------------------     ------------                ----------------          -----------
A. Emmet Stephenson, Jr.      12,246,187 (99.96%)               --        (--%)          5,471 (00.04%)
                              ----------                 ----------------                -----
Michael W. Morgan             12,246,187 (99.96%)               --        (--%)          5,471 (00.04%)
                              ----------                 ----------------                -----
Thomas O. Ryder               12,246,187 (99.96%)               --        (--%)          5,471 (00.04%)
                              ----------                 ----------------                -----
Ed Zschau                     12,246,187 (99.96%)               --        (--%)          5,471 (00.04%)
                              ----------                 ----------------                -----

          (c) The only other matter voted upon at the Annual Meeting was a proposal to ratify and approve the selection of Ernst & Young LLP as the Company's independent auditors for 1998. This proposal, which was approved, received the number and percentage of votes as set forth below:

                                    VOTES       PERCENTAGE
                                ------------   ------------
                   For            12,223,400          99.77%
                                ------------   ------------
                   Against            27,258          00.22%
                                ------------   ------------
                   Abstain             1,000          00.01%
                                ------------   ------------

          (d)     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                        10.14 Facility lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial Development Revenue Note, Series A dated as of July 8, 1998 and issued by the Industrial Development Board of the County of Montgomery, Tennessee
                        27.1    Financial Data Schedule

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STARTEK, INC.
                                           -----------------------------------
                                           (Registrant)


Date:    August 14, 1998                   /s/ MICHAEL W. MORGAN
         ---------------------------       -----------------------------------
                                           Michael W. Morgan
                                           President and Chief Executive Officer


Date:    August 14, 1998                   /s/ DENNIS M. SWENSON
         ---------------------------       ------------------------------------
                                           Dennis M. Swenson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

  10.14 Facility lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial Development Revenue Note, Series A dated as of July 8, 1998 and issued by the Industrial Development Board of the County of Montgomery, Tennessee

   27.1           Financial Data Schedule