Form 10-Q
period 1998-09-30
STARTEK INC
filed 1998-11-16
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

                         Commission File Number 1-12793


                                  STARTEK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                                                             84-1370538
 -----------------------------------------------------------           ---------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

                      111 HAVANA STREET
                       DENVER, COLORADO                                                       80010
------------------------------------------------------------           ----------------------------------------------------
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

      Class of Common Stock                  Outstanding at November 13, 1998
Common Stock, par value $.01 per share                 13,828,571

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                         Page
PART 1.  FINANCIAL INFORMATION                                                                           Number
                                                                                                        ------
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -                                                          3
             December 31, 1997 and September 30, 1998

         Condensed Consolidated Statements of Operations -                                                4
             Three months ended September 30, 1997 and 1998;
             Nine months ended September 30, 1997 and 1998

         Condensed Consolidated Statements of Cash Flows -                                                5
             Nine months ended September 30, 1997 and 1998

         Notes to Consolidated Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial                                               11
                           Condition and Results of Operations

PART II.  OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds                                                        17
Item 6. Exhibits and Reports on Form 8-K                                                                 17

SIGNATURES                                                                                               18

PART 1.     FINANCIAL INFORMATION

         ITEM 1.     FINANCIAL STATEMENTS

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)



                              ASSETS
                                                                    DECEMBER 31,            SEPTEMBER 30,
                                                                        1997                    1998
                                                                  ----------------         --------------
                                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                     $       26,960           $    16,184
     Investments available for sale                                                              12,645
                                                                            7,356
     Trade accounts receivable, less allowance for
        doubtful accounts of $383 and $385, respectively                   12,518                12,655
     Inventories                                                            2,539                 3,381
     Deferred tax asset                                                       440                   800
     Prepaid expenses and other                                               205                   439
                                                                   --------------           -----------
Total current assets                                                       50,018                46,104
Property, plant and equipment, net                                          8,151                18,868
Other assets                                                                    3                    64
                                                                   --------------           -----------
Total assets                                                       $       58,172           $    65,036
                                                                   ==============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $        9,387           $    11,691
     Accrued liabilities                                                    1,292                 1,799
     Income taxes payable                                                     106                   199
     Current portion of capital lease obligations                              82                    43
     Current portion of long term debt                                         26                    56
     Other                                                                    421                   251
                                                                   --------------           -----------
Total current liabilities                                                  11,314                14,039
Capital lease obligations, less current portion                               121                    97
Long-term debt, less current portion                                          435                   506
Deferred income tax                                                           231                   350
Other                                                                          65                    37
Stockholders' equity:
     Common stock                                                             138                   138
     Additional paid-in capital                                            41,661                41,661
     Cumulative translation adjustment                                         70                    82
     Unrealized loss on investments                                          (92)                 (740)
     Retained earnings                                                      4,229                 8,866
                                                                   --------------           -----------
Total stockholders' equity                                                 46,006                50,007
                                                                   --------------           -----------
Total liabilities and stockholders' equity                         $       58,172           $    65,036
                                                                   ==============           ===========

See accompanying notes.

                          STARTEK, INC AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                    (dollars in thousands, except share data)
                                   (unaudited)


                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------      --------------------------------

                                             1997              1998               1997                1998
                                         --------------   --------------      --------------     -------------
Revenues                                 $       20,226   $       31,617      $       52,960     $      80,630
Cost of services                                 16,306           25,796              41,579            65,561
                                         --------------   --------------      --------------     -------------
Gross profit                                      3,920            5,821              11,381            15,069
Selling, general and administrative
     expenses                                     2,135            3,483               6,251             9,500
Management fee expense                               --               --               3,126                --
                                         --------------   --------------      --------------     -------------
Operating profit                                  1,785            2,338               2,004             5,569
Net interest income and other                       535              436                 353             1,680
                                         --------------   --------------      --------------     -------------
Income before income taxes                        2,320            2,774               2,357             7,249
Income tax expense                                  865              987                 650             2,612
                                         --------------   --------------      --------------     -------------
Net income                               $        1,455   $        1,787      $        1,707     $       4,637
                                         ==============   ==============      ==============     =============

Basic and diluted net income per share   $         0.11   $         0.13                         $        0.34
Weighted average shares outstanding          13,828,571       13,828,571                            13,828,571

See accompanying notes.

                          STARTEK, INC AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                   1997                 1998
                                                               ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  1,707               $  4,637
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                1,226                  1,982
     Gain on sale of assets, net                                     --                   (113)
     Changes in operating assets and liabilities:
        Accounts receivable                                       1,677                   (137)
        Inventories                                                (570)                  (842)
        Prepaid expenses and other assets                          (255)                  (295)
        Prepaid income taxes                                       (119)                    --
        Deferred taxes                                             (185)                  (241)
        Accounts payable                                            240                  2,304
        Accrued and other liabilities                              (810)                   309
        Income tax payable                                         --                       93
                                                               --------               --------
Net cash provided by operating activities                         2,911                  7,697
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (1,647)               (12,767)
Proceeds from sale of assets                                         --                    181
Collections on notes receivable-stockholders                        213                     --
Purchases of investments available for sale                      (5,360)                (5,937)
                                                               --------               --------
Net cash used in investing activities                            (6,794)               (18,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit borrowings                        (3,500)                    --
(Principal payments on) proceeds from borrowings, net              (354)                   101
Principal payments on capital lease obligations                  (2,179)                   (63)
Dividend to S corporation stockholders                           (8,000)                    --
Net proceeds from initial public offering of common stock        41,042                     --
Contributed capital                                               1,641                     --
                                                               --------               --------
Net cash provided by financing activities                        28,650                     38
Effect of exchange rate changes on cash                             (70)                    12
                                                               --------               --------
Net increase (decrease) in cash and cash equivalents             24,697                (10,776)
Cash and cash equivalents at beginning of period                  2,742                 26,960
                                                               --------               --------
Cash and cash equivalents at end of period                     $ 27,439               $ 16,184

                                                               ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                         $    349               $     23
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Unrealized gains (losses), net of deferred taxes               $     11               $   (648)
Common stock split effected by stock dividend                  $    107               $     --

See accompanying notes.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                    (dollars in thousands, except share data)
                                   (unaudited)

1.    BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

2.   NEW ACCOUNTING STANDARDS

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and nine months ended September 30, 1998, the additional shares assuming dilution has no impact on earnings per share because the average price per share of common stock during the period was less than the exercise price of outstanding options.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective in 1998 for the Company. The Statement establishes new rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $1,430 and $1,322 for the three months ended September 30, 1997 and 1998, respectively. Comprehensive income was $1,633 and $4,001 for the nine months ended September 30, 1997 and 1998, respectively.

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

                         STARTEK, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (continued)
                    (dollars in thousands, except share data)
                                   (unaudited)


4.   INVESTMENTS AVAILABLE FOR SALE

         The following is a summary of investments available for sale as of December 31, 1997:

                                                GROSS         GROSS          ESTIMATED
                                              UNREALIZED    UNREALIZED         FAIR
                                 COST           GAINS         LOSSES           VALUE
                            --------------    --------     ------------     ------------
Corporate bonds             $        2,205    $      5     $        (45)    $      2,165
Other debt securities                5,299           -             (108)           5,191
                            --------------    --------     ------------     ------------

Total                       $        7,504    $      5     $       (153)    $      7,356
                            ==============    ========     ============     ============


         The following is a summary of investments available for sale as of September 30, 1998:

                                                GROSS         GROSS          ESTIMATED
                                              UNREALIZED    UNREALIZED         FAIR
                                 COST           GAINS         LOSSES           VALUE
                            --------------    --------     ------------     ------------
Corporate bonds             $        5,607    $     50     $       (140)    $      5,517
Other debt securities                6,365          --             (743)           5,622
Equity securities                    1,890          --             (384)           1,506
                            --------------    --------     ------------     ------------

Total                       $       13,862    $     50     $     (1,267)    $     12,645
                            ==============    ========     ============     ============


         The amortized cost and estimated fair value of investments available for sale as of September 30, 1998, by contractual maturity, are shown below:

                                                               ESTIMATED
                                               COST            FAIR VALUE
                                             --------         ------------
Corporate bonds and certain debt
securities maturing within:
   One year                                  $    805          $      820
   Two to five years                            2,147               2,181
   Due after five years                         5,569               4,833
                                             --------          ----------
                                                8,521               7,834
Other debt securities                           3,451               3,305
Equity securities                               1,890               1,506
                                             --------          ----------
Total                                        $ 13,862          $   12,645
                                             ========          ==========

                         STARTEK, INC. AND SUBSIDIARIES

                    (dollars in thousands, except share data)
                                   (unaudited)

5.   INVENTORIES

         Total inventories consisted of the following:

                                       DECEMBER 31,   SEPTEMBER 30,
                                          1997            1998
                                       -----------    -----------
               Raw materials           $     2,171    $     2,824
               Finished goods                  368            557
                                       -----------    -----------

                                       $     2,539    $     3,381
                                       ===========    ===========


6.    COMMON STOCK

     A summary of the Company's stock option activity is as follows:


                                                               NINE MONTHS
                                                                  ENDED
                                                            SEPTEMBER 30, 1998
                                                            -------------------
                Outstanding as of December 31, 1997                     611,500
                Granted                                                  20,500
                Forfeitures                                              (5,500)
                                                            -------------------

                Outstanding as of September 30, 1998                    626,500
                                                            ===================

                Exercisable as of September 30, 1998                    141,600
                                                            -------------------

     The exercise price for options outstanding as of September 30, 1998 was $15.00 per share, except for 8,000 options exercisable at $13.06 per share, 14,500 options exercisable at $12.25 per share and 6,000 options exercisable at $12.69 per share. As of September 30, 1998, there were 135,600 and 6,000 fully vested options exercisable at $15.00 per share and $12.69 per share, respectively.

     There were 13,828,571 shares of common stock outstanding as of September 30, 1998.

                         STARTEK, INC. AND SUBSIDIARIES

                    (dollars in thousands, except share data)
                                   (unaudited)


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

     After the closing of the initial public offering, all compensation payable to persons who had been S corporation stockholders of the Company (or an affiliate of such stockholder) is in the form of advisory fees, salaries and bonuses (which at current rates will aggregate approximately $516 annually) and are included in selling, general and administrative expenses. Such advisory fees and salaries are reflected as selling, general and administrative expenses as set forth below.

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -----------------------------    --------------------------
                                                     1997             1998            1997           1998
                                                 -----------       -----------    -----------     ----------
Selling, general and administrative
     expenses                                    $       129       $       129    $       387     $      387

Management fee expense                                   --                 --          3,126             --

8.    INCOME TAXES

     The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the income and expenses of the Company were reportable on tax returns of the stockholders. Income taxes for the three and nine months ended September 30, 1998 reflect a provision for federal, state and foreign income taxes at an effective rate reflecting the expected annual effective tax rate. The Company is subject to foreign income taxes on certain of its operations.

9.       SIGNIFICANT CLIENTS

     Two clients accounted for approximately 67% and 15% of revenues for the nine months ended September 30, 1998. Two clients accounted for approximately 53% and 30% of revenues for the nine months ended September 30, 1997. One client accounted for approximately 76% of revenues for the three months ended September 30, 1998. Two clients accounted for approximately 63% and 24% of revenues for the three months ended September 30, 1997. The loss of one or more significant clients could have a material adverse effect on the Company's business, operating results and financial condition.

                         STARTEK, INC. AND SUBSIDIARIES

                    (dollars in thousands, except share data)
                                   (unaudited)


10.      TENNESSEE FINANCING AGREEMENT

         On July 8, 1998, the Company, through its wholly-owned subsidiary StarTek USA, Inc., entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Board") in connection with the Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the "Equipment Loan"). The Facility Note bears interest at 9% per annum commencing on September 1, 1998, which is payable quarterly and matures on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and correspondingly entered into a lease agreement, maturing July 8, 2008, with the Board for the use and acquisition of a 305,000 square foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan generally contains the same provisions as the Facility Note and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004.

                  All transactions related to the purchase of notes by the Company and the related interest have been eliminated, while the assets acquired are included in property, plant and equipment. The lease payments are equal to the amount of principal and interest maturities on the notes.

         As of the date of this Form 10-Q, the Company has not advanced monies to activate the Equipment Loan and equipment lease. Although the Company is not obligated to do so, the Company expects to activate the Equipment Loan and equipment lease in the fourth quarter of 1998. When the Equipment Loan and equipment lease are activated, the Board will acquire equipment for lease to the Company on terms similar to the Facility Lease and Facility Note but maturing January 1, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include
(i) the anticipated level of capital expenditures, (ii) the Company's belief that existing cash, available for sale investments and available borrowings will be sufficient to finance the Company's operations; and (iii) statements relating to the Company or its operations that are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", or "continue" and similar expressions.

         In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of one or more of its significant clients, the loss or delayed implementation of a large project which could cause quarterly variations in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruptions, risks associated with international operations and expansion, dependence on labor force and highly competitive markets. All forward-looking statements herein are qualified in their entirety by the information set forth in the "Risk Factors" portion of the Company's Prospectus dated June 18, 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited pro forma condensed consolidated statement of operations data for the nine months ended September 30, 1997 (dollars in thousands, except share data):

                                                                               NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 1997
                                                                                ----------------
Revenues                                                                           $    52,960
Cost of services                                                                        41,579
                                                                                   -----------
Gross profit                                                                            11,381
Selling, general and administrative expenses                                             6,251
Management fee expense                                                                    --
                                                                                   -----------
Operating profit                                                                         5,130
Net interest income and other                                                              353
                                                                                   -----------
Income before income taxes                                                               5,483
Income tax expense                                                                       2,045
                                                                                   -----------
Net income                                                                         $     3,438
                                                                                   ===========
Pro forma net income per share                                                     $      0.28
                                                                                   -----------
Weighted average shares outstanding                                                 12,256,410
                                                                                   -----------

Computation of weighted average shares outstanding:
     Shares outstanding after giving effect to 322.1064-for-one
     stock split effected by a stock dividend                                       10,828,571

     Shares deemed outstanding prior to closing of June 1997 initial public offering, representing the number of shares (at an initial public offering price of $15.00 per share) sufficient to fund payment of the $8 million notes
     payable to principal stockholders                                                 339,927

     3 million shares issued in connection with initial public offering completed June 24, 1997, for days outstanding
     during the nine months ended September 30, 1997                                 1,087,912

                                                                                   -----------
     Weighted average shares outstanding                                            12,256,410
                                                                                   -----------

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

The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:


                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                      ------------------------        --------------------------------------
                                                                                      PRO
                                                                                     FORMA
                                         1997           1998            1997          1997           1998
                                      ----------    ----------        -------      ----------     ----------
Revenues                                  100.0%         100.0%        100.0%          100.0%         100.0%
Cost of services                           80.6           81.6          78.5            78.5           81.3
                                      ---------     ----------        ------       ---------      ---------
Gross profit                               19.4           18.4          21.5            21.5           18.7
Selling,        general       and
administrative                             10.6           11.0          11.8            11.8           11.8
     expenses
Management fee expense                       --             --           5.9              --             --
                                      ---------     ----------       -------       ---------      ---------
Operating profit                            8.8            7.4           3.8             9.7            6.9
Net interest income and other               2.7            1.4           0.7             0.7            2.1
                                      ---------     ----------       -------       ---------      ---------
Income before income taxes                 11.5            8.8           4.5            10.4            9.0
Income tax expense                          4.3            3.1           1.2             3.9            3.2
                                      =========     ==========       =======       =========      =========
Net income                                  7.2%           5.7%          3.3%            6.5%           5.8%
                                      =========     ==========       =======       =========      =========



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues increased $11.4 million, or 56.3%, to $31.6 million for the three months ended September 30, 1998 from $20.2 million for the three months ended September 30, 1997. This increase was primarily from existing and new clients, partially offset by changes in the amount of revenues derived from other existing clients.

     Cost of Services. Cost of services increased $9.5 million, or 58.2%, to $25.8 million for the three months ended September 30, 1998 from $16.3 million for the three months ended September 30, 1997. As a percentage of revenues, costs of services increased from 80.6% for the three months ended September 30, 1997 to 81.6% for the three months ended September 30, 1998. This percentage increase was primarily due to higher overall costs of certain business at lower relative margins, mix of services performed and training and start-up expenses related to the new Clarksville, Tennessee facility, which became operational during the three months ended September 30, 1998.

     Gross Profit. As a result of the foregoing factors, gross profit increased $1.9 million, or 48.5%, to $5.8 million for the three months ended September 30, 1998 from $3.9 million for the three months ended September 30, 1997. As a percentage of revenues, gross profit decreased to 18.4% for the three months ended September 30, 1998 from 19.4% for the three months ended September 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 63.1%, to $3.5 million for the three months ended September 30, 1998 from $2.1 million for the three months ended September 30, 1997. This increase was primarily due to increased personnel costs incurred to service increasing business and costs associated with capacity expansion. As a percentage of revenues, selling, general and administrative expenses increased to 11.0% for the three months ended September 30, 1998 from 10.6% for the three months ended September 30, 1997.

     Management Fee Expense. Management fee expense was zero during the three months ended September 30, 1997 and 1998. Effective with the closing of the Company's initial public offering in June 1997, management fees were discontinued.

     Operating Profit. As a result of the foregoing factors, operating profit increased to $2.3 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. As a percentage of revenues, operating profit decreased to 7.4% for the three months ended September 30, 1998 from 8.8% for the three months ended September 30, 1997.

     Net Interest Income and Other. Net interest income and other was $0.5 million for the three months ended September 30, 1997 and $0.4 million for the three months ended September 30, 1998.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $0.5 million, or 19.6%, to $2.8 million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997. As a percentage of revenues, income before income taxes decreased to 8.8% for the three months ended September 30, 1998 from 11.5% for the three months ended September 30, 1997.

     Income Tax Expense. A provision for federal, state and foreign income taxes of $0.9 million and $1.0 million was made in the three months ended September 30, 1997 and 1998, respectively, reflecting expected annual effective tax rates.

     Net Income. Based on the factors discussed above, net income increased $0.3 million, or 22.8%, from $1.5 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998. As a percentage of revenues, net income decreased to 5.7% for the three months ended September 30, 1998 from 7.2% for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Revenues. Revenues increased $27.6 million, or 52.3%, to $80.6 million for the nine months ended September 30, 1998 from $53.0 million for the nine months ended September 30, 1997. This increase was primarily from existing and new clients, partially offset by changes in the amount of revenues derived from other existing clients.

     Cost of Services. Cost of services increased $24.0 million, or 57.7%, to $65.6 million for the nine months ended September 30, 1998 from $41.6 million for the nine months ended September 30, 1997. As a percentage of revenues, costs of services increased to 81.3% for the nine months ended September 30, 1998 from 78.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to higher overall costs of certain business at lower relative margins, mix of services performed and training and start-up expenses related to the new Greeley, Colorado, Laramie, Wyoming and Clarksville, Tennessee facilities, all of which became operational during the nine months ended September 30, 1998.

     Gross Profit. As a result of the foregoing factors, gross profit increased $3.7 million, or 32.4%, to $15.1 million for the nine months ended September 30, 1998 from $11.4 million for the nine months ended September 30, 1997. As a percentage of revenues, gross profit decreased to 18.7% for the nine months ended September 30, 1998 from 21.5% for the nine months ended September 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.2 million, or 52.0%, to $9.5 million for the nine months ended September 30, 1998 from $6.3 million for the nine months ended September 30, 1997, primarily as a result of increased personnel costs incurred to service increasing business and costs associated with capacity expansion. As a percentage of revenues, selling, general and administrative expenses was 11.8% for the nine months ended September 30, 1998 and 1997.

     Management Fee Expense. Management fee expense was $3.1 million during the nine months ended September 30, 1997 and zero for the nine months ended September 30, 1998. Effective with the closing of the Company's initial public offering in June 1997, management fees were discontinued.

     Operating Profit. As a result of the foregoing factors, operating profit increased to $5.6 million for the nine months ended September 30, 1998 from $2.0 million for the nine months ended September 30, 1997. As a percentage of revenues, operating profit increased to 6.9% for the nine months ended September 30, 1998 from 3.8% for the nine months ended September 30, 1997.

     Net Interest Income and Other. Net interest income and other was $0.4 million for the nine months ended September 30, 1997 and $1.7 million for the nine months ended September 30, 1998. This increase was primarily a result of interest earnings from the retained net proceeds of the Company's initial public offering in June 1997 whereas there were line of credit and substantially more capital lease borrowings in the nine months ended September 30, 1997.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $4.9 million for the nine months ended September 30, 1998 from $2.4 million for the nine months ended September 30, 1997. As a percentage of revenues, income before income taxes increased to 9.0% for the nine months ended September 30, 1998 from 4.5% for the nine months ended September 30, 1997.

     Income Tax Expense. The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes prior to June 17, 1997. During the nine months ended September 30, 1997, a provision for income taxes as a C corporation was made for the period June 18, 1997 through September 30, 1997 as adjusted for a foreign tax benefit item, less a one-time credit to record a net deferred tax asset of $0.3 million upon termination of S corporation status. Income taxes for the nine months ended September 30, 1998 reflect a provision for federal, state and foreign income taxes at the expected annual effective tax rate.

     Net Income. Based on the factors discussed above, net income increased $2.9 million to $4.6 million for the nine months ended September 30, 1998 from $1.7 million for the nine months ended September 30, 1997. As a percentage of revenues, net income increased to 5.8% for the nine months ended September 30, 1998 from 3.3% for the nine months ended September 30, 1997.

     Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income for the nine months ended September 30, 1997 compared to actual results for the nine months ended September 30, 1998. No pro forma presentation was applicable to the nine months ended September 30, 1998. Pro forma amounts for the nine months ended September 30, 1997 reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors: (i) management fee expense is zero for the nine months ended September 30, 1998 and pro forma management fee expense is zero for the nine months ended September 30, 1997;
(ii) pro forma operating profit was $5.1 million for the nine months ended September 30, 1997 compared to $5.6 million of actual operating profit for the nine months ended September 30, 1998, while such operating profit represented 9.7% and 6.9% of revenues, respectively; (iii) income before income taxes increased $1.8 million, or 32.2%, to $7.3 million for the nine months ended September 30, 1998 from $5.5 million pro forma income before income taxes for the nine months ended September 30, 1997; (iv) income tax expense increased $0.6 million, or 27.7%, to $2.6 million for the nine months ended September 30, 1998 from $2.0 million pro forma income tax expense for the nine months ended September 30, 1997; and (v) net income increased $1.2 million, or 34.9%, to $4.6 million for the nine months ended September 30, 1998 from $3.4 million pro forma net income for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in June 1997, the Company funded its operations and capital expenditures primarily through cash flow from operations, borrowings under various lines of credit, capital lease arrangements, short-term borrowings from its stockholders and their affiliates, and additional capital contributions by its stockholders. In November 1997, the Company replaced its previous $3.5 million line of credit with Norwest Business Credit, Inc. with a $5.0 million revolving line of credit with Norwest Bank (the "Bank"), which matures on April 30, 1999. Borrowings under the line of credit bear interest at the Bank's prime rate. Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of the date of this Form 10-Q, the Company was in compliance with these financial covenants. Collateral for the line of credit is the accounts receivable of the Company and subsidiaries.

     The Company closed an initial public offering of common stock on June 24, 1997. The net proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $41.0 million. From the net proceeds, the Company repaid substantially all of its outstanding indebtedness, which included approximately $5.0 million of bank and mortgage indebtedness, $1.8 million of capital lease obligations and $8.0 million of notes payable to principal stockholders arising from an S corporation dividend in an amount approximating the additional paid-in capital and retained earnings of the Company as of the closing date. The balance of the net proceeds (approximately $26.2 million) was primarily used for working capital and other general corporate purposes, including approximately $8.0 million for capital expenditures to expand into new facilities and build-out of the Company's existing facilities.

     During the nine months ended September 30, 1998, the Company acquired land and completed construction of a new 35,000 square foot call center facility in Greeley, Colorado (the "Greeley Facility"). The Company purchased the Greeley Facility in order to expand its call center capacity. The total construction cost of the Greeley Facility and related equipment was approximately $3.5 million (excluding land). The Company financed the land for the Greeley Facility through a $0.3 million non-interest bearing ten year promissory note. The ten year promissory note shall decline on an equal basis, without payment, over ten years so long as the Company does not sell or transfer the land or fail to continuously operate a customer service center thereon. The Greeley Facility became operational during the three months ended June 30, 1998.

     During the nine months ended September 30, 1998, the Company purchased a total of approximately $1.8 million in equipment, leasehold improvements and other fixed assets in order to operate a 22,000 square foot call center facility in Laramie, Wyoming in a leased building. The Laramie call center became operational during the three months ended June 30, 1998. An option to purchase the Laramie land and building for $365,000 was exercised on October 30, 1998.

     During June 1998, the Company selected a software application to enable multi-national customer support and product order fulfillment operations (the "Fulfillment Software"). Through September 30, 1998, the Company expended approximately $0.9 million for the purchase of the Fulfillment Software, other related applications, training, consulting and support services.

         On July 8, 1998, the Company, through its wholly-owned subsidiary StarTek USA, Inc., entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Board") in connection with the Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4.5 million (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3.5 million (the "Equipment Loan"). The Facility Note bears interest at 9% per annum commencing on September 1, 1998, which is payable quarterly and matures on July 8, 2008. Concurrently, the Company advanced approximately $3.6 million in exchange for the Facility Note and correspondingly entered into a lease agreement, maturing July 8, 2008, with the Board for the use and acquisition of a 305,000 square foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan generally contains the same provisions as the Facility Note and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004. All transactions related to the purchase of notes by the Company and the related interest have been eliminated, while the assets acquired are included in property, plant and equipment. The lease payments are equal to the amount of principal and interest maturities on the notes. The Clarksville Facility became operational during the three months ended September 30, 1998. During the fourth quarter of 1998, the Company expects to use a portion if not all of the remaining $0.9 million available to it pursuant to various terms and conditions of the Facility Note and Facility Lease.

         As of the date of this Form 10-Q, the Company has not advanced monies to activate the Equipment Loan and equipment lease. Although the Company is not obligated to do so, the Company expects to activate the Equipment Loan and equipment lease in the fourth quarter of 1998. When the Equipment Loan and equipment lease are activated, the Board will acquire equipment for lease to the Company on terms similar to the Facility Lease and Facility Note but maturing January 1, 2004.

         As of September 30, 1998, the Company had cash, cash equivalents and investments available for sale of $28.8 million, working capital of $32.1 million and net worth of $50.0 million. As of September 30, 1998, the Company held in its investments available for sale portfolio corporate bonds, other debt securities and various equity securities. Such investments held by the Company could be materially and adversely effected by various domestic and foreign economic conditions, such as recessions, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation and other factors.

         Net cash provided by operating activities increased to $7.7 million during the nine months ended September 30, 1998 from $2.9 million for the same period in the prior year. This increase was primarily a result of increases in net income, depreciation and amortization expense, accounts payable, accrued liabilities and other various current liabilities, partially offset by increases in inventories, various other current assets and deferred taxes.

         Net cash used in investing activities was $6.8 million and $18.5 million for the nine months ended September 30, 1997 and 1998, respectively. This increase was primarily a result of an increase in purchases of property, plant and equipment together with an increase in the level of investment purchases, partially offset by proceeds from sale of assets.

         Net cash provided by financing activities during the nine months ended September 30, 1998 consisted of $0.1 million of proceeds received from certain long term financing related to the Company's Laramie, Wyoming facility, partially offset by principal payments on capital lease obligations. Net cash provided by financing activities during the same period in 1997 was primarily the result of net proceeds received from the June 1997 initial public offering together with contributed capital from certain S corporation stockholders prior to the June 1997 initial public offering, partially offset by repayments of various debt obligations.

         The effect of currency exchange rate changes on the translation of the Company's United Kingdom operations was not substantial during the nine months ended September 30, 1997 and 1998. The terms of the Company's agreements with its clients and its foreign subcontracts are typically in US dollars except for certain of its agreements related to its United Kingdom operations. Therefore and for the foreseeable future, management currently believes the Company's exposure to currency exchange risks is minimal.

         The Company believes its current cash, cash equivalents and investments available for sale balances, anticipated cash flows from future operations and available financing under its $5.0 million line of credit, will be sufficient to support its operations, capital expenditures and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors including, but not limited to, the Company's ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

     A substantial portion of the Company's revenue is generated from relatively few clients and the loss of a significant client or clients could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's two largest clients during the nine months ended September 30, 1998 were Microsoft Corporation ("Microsoft") and Hewlett-Packard Company ("Hewlett Packard"). Microsoft, which began its outsourcing relationship with StarTek in April 1996, accounted for approximately 67% and 76% of the Company's revenues during the nine and three months ended September 30, 1998, respectively. The Company provides various outsourced services to various divisions of Hewlett Packard, each of which the Company considers to be separate clients since each division acts through a relatively autonomous decision maker. Hewlett Packard's various divisions accounted for approximately 15% of the Company's revenues during the nine months ended September 30, 1998. Hewlett Packard began its outsourcing relationship with the Company in 1987. There can be no assurance that the Company will be able to retain its significant clients or that, if it were to lose one or more of its significant clients, it would be able replace such clients with clients that generate a comparable amount of revenues.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's business is highly seasonal and is, at times, conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been significantly lower in the first and second quarters due to the timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. Additionally, the Company has experienced, and expects to continue to experience, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of existing and future client product launches; (ii) the expiration or termination of existing client projects; (iii) the timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from current and future clients; (iv) the seasonal nature of certain clients' businesses; (v) the cyclical nature of certain high technology clients' businesses and (vi) changes in the Company's principal client base.

     Revenues for the three months ended June 30, 1998 and September 30, 1998 were $24.7 million and $31.6 million, respectively. Typically, the Company's revenues have been lower in the second quarter due to the seasonal nature of various clients' businesses.

     Gross profit as a percent of revenues remained relatively constant for the second and third quarters of 1998.

     The increase in selling, general and administrative expenses from the second quarter of 1998 compared to the third quarter of 1998 was primarily a result of increased personnel costs incurred to service increasing business and costs associated with capacity expansion.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's older computer programs and technologies fall into this category. As a result, those programs have time-sensitive applications that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

     The Company formally created a year 2000 project team (the "Y2K Team") during the first quarter of 1998. The Y2K Team reports directly to the Company's executive committee and periodically provides the executive committee status updates of its year 2000 compliance efforts. To date, the Y2K Team has, among other things, completed its initial assessment of the Company's year 2000 compliance issues, identified non year 2000 compliant computer equipment and software, communicated with applicable third party vendors of the Company in order to gather information on year 2000 matters beyond the Company's internal information technologies, scheduled and partially completed year 2000 testing of the Company's applicable information systems and planned to develop and test a year 2000 contingency plan. The total cost of the Company's year 2000 compliance efforts is currently estimated to be approximately $0.1 million.

     The Company currently anticipates that the Y2K Team will complete its year 2000 compliance efforts during the third quarter of 1999, which is prior to any currently anticipated material adverse effect the year 2000 issue may have on the Company's business, financial condition and results of operations. The Company currently believes, based on its current year 2000 compliance planning, the year 2000 issue will not pose material adverse problems to its business. However, if the Company's year 2000 compliance efforts are not successful, or not completed in a timely manner, the year 2000 issue could have a material adverse effect on the operations of the Company.

     The anticipated cost and timing to complete the year 2000 compliance efforts mentioned above are based on estimates which have been derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to completely identify and correct all relevant information systems, the ability to coordinate successfully with third party vendors in order to attempt to insure year 2000 issues beyond the Company's internal information systems are also successfully and timely addressed and other uncertainties.


INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although the Company cannot accurately anticipate the effect of domestic and foreign inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on its results of operations or financial condition.

PART II.  OTHER INFORMATION

     ITEM 2.    CHANGES IN SECURITIES

          (c)       Sales of Unregistered Securities

                     The Company did not issue or sell any unregistered securities during the three months ended September 30, 1998.


     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                           10.15    Microsoft Corporation Manufacturing
                                    Agreement between StarTek, Inc. and
                                    Microsoft Corporation dated as of January 1,
                                    1998.*

                           27.1     Financial Data Schedule

          (b)          Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.









                           -----------------------------------------------------
                           * Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STARTEK, INC.
                                           ------------------------------------
                                           (Registrant)


Date: November 13, 1998                    /s/ MICHAEL W. MORGAN
      --------------------------           ------------------------------------
                                           Michael W. Morgan
                                           President and Chief Executive Officer


Date: November 13, 1998                    /s/ DENNIS M. SWENSON
      --------------------------           ------------------------------------
                                           Dennis M. Swenson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX
Exhibit
No.                               Description
--------                          -----------

  10.15 Microsoft Corporation Manufacturing Agreement between StarTek, Inc. and Microsoft Corporation dated as of January 1, 1998.*

  27.1              Financial Data Schedule