Form 10-K
period 1998-12-31
STARTEK INC
filed 1999-03-31
CIK 1031029

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______.

                         Commission File Number 1-12793
                                                -------

                                  STARTEK, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                            84-1370538
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

                       111 HAVANA STREET
                       DENVER, COLORADO                                           80010
--------------------------------------------------------------    ------------------------------------
          (Address of principal executive offices)                              (Zip code)


                                 (303) 361-6000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------
  Common Stock, $.01 par value              New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1999, 13,828,571 shares of common stock were outstanding and held by approximately 1,394 holders. The aggregate market value of common stock held by non-affiliates of the registrant on such date was approximately $21.7 million, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's Proxy Statement to be delivered in connection with its 1999 Annual Meeting of Stockholders. With the exception of certain portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

===============================================================================

FORWARD-LOOKING STATEMENTS

     All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate" "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of the Company's principal client(s), the loss or delayed implementation of a large project which could cause quarterly variation in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and the trend toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruption, risks associated with international operations and expansion, dependence on labor force, the year 2000 issue, and highly competitive markets. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are qualified in their entirety by the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" appearing elsewhere in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         StarTek, Inc. (the "Company" or "StarTek") is a leading international provider of integrated, value-added, outsourced process management services primarily for Fortune 500 companies. The Company's process management services encompass a wide spectrum of service platforms, including logistics management (selection and management of suppliers), management of product assembly and packaging, E-commerce order processing and fulfillment, Internet support, product distribution, direct store distribution, warehouse services and inventory management, inbound technical support and customer care teleservices, telecommunications process management, and product order processing. By focusing on these services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs and reduce working capital needs. The Company has continuously expanded its business and facilities to offer additional services on an outsourced basis in response to the growing needs of its clients and to capitalize on market opportunities, both domestically and internationally.

         StarTek's goal is to continue to grow profitably by focusing on providing high-quality, integrated, value-added, outsourced process management services. StarTek has a strategic partnership philosophy, through which it assesses each of its client's needs and, together with its clients, develops and implements customized outsourcing solutions. Management believes that its entrepreneurial culture, long-term relationships with clients and suppliers, efficient operations, dedication to quality, and use of advanced technology and management techniques provide StarTek a competitive advantage in attracting clients that outsource non-core operations. StarTek's largest two clients, based on 1998 revenues, have utilized StarTek's outsourced services since 1996 and 1987.

         StarTek's existing clients are primarily in the computer software, Internet, E-commerce, computer hardware, technology, and telecommunications industries which are characterized by rapid growth, complex and evolving product offerings, and large customer bases, which require frequent, often sophisticated, customer interaction. Currently, the Company is also targeting financial services, transportation, consumer products, and health care companies. Management believes there are substantial opportunities to cross-sell StarTek's wide spectrum of outsourced process management services to its existing and future client base. The Company intends to capitalize on the increasing trend toward outsourcing by focusing on potential clients in additional industries which could benefit from the Company's expertise in developing and delivering integrated, cost-effective outsourced services.

         StarTek currently has five facilities in Colorado, four of which are operational and one of which is currently anticipated to be operational during the second quarter of 1999. StarTek also has one facility each in Wyoming and Tennessee. The Company's Europe operations are performed from its facility in Hartlepool, England. The Company also operates through a subcontract relationship in Singapore. The Company has announced plans to search for an additional facility, which is currently expected to be operational during the second half of 1999.

         The Company's business was founded in 1987 and through its wholly-owned subsidiaries, has been providing outsourced process management services since inception. On December 30, 1996, StarTek, Inc. was incorporated in Delaware and in June 1997, StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. (previously named StarPak, Inc. and StarPak International, Ltd., respectively, both of which became wholly-owned subsidiaries of the Company in January 1997 and are Colorado corporations) conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly-owned subsidiaries of the Company. StarTek, Inc. is a holding company for the businesses conducted by its four wholly-owned subsidiaries. StarTek's principal executive offices are located at 111 Havana Street, Denver, Colorado 80010 and its telephone number is (303) 361-6000. StarTek's home page on the Internet can be located at www.startek.com.

STARTEK'S INTEGRATED SERVICE PLATFORMS

         The Company's interaction with a client's customers may begin with an inbound call or message via the Internet requesting information or placing an order for the client's product. A StarTek service representative takes the order, and if the Company manages the client's inventory, the Company packs and ships the order. If the Company does not manage the client's inventory, the Company transmits the customer's request directly to the client. In the event the Company manages the client's inventory, the Company may receive finished goods directly from the client or the Company may manage the production process on an outsourced basis, following product specifications provided by the client. In the latter case, the Company selects and contracts with the necessary suppliers and performs all tasks necessary to assemble and package the finished product, which may be held by the Company pending receipt of customer orders or shipped in bulk to distributors or retail outlets.

         The Company's clients typically provide their customers with telephone numbers for a variety of product, technical support, and service questions. Calls are routed to StarTek technical support or customer care service representatives who have been trained to support specific products and services. A call may also lead to an order for another product or service offered by the client, in which case the Company takes the order and the cycle begins again. StarTek's clients may utilize one or more of the Company's service platforms.

BUSINESS STRATEGY

         StarTek's strategic objective is to increase revenues and earnings by maintaining and enhancing its position as a leading international provider of integrated, value-added, outsourced process management services.
To reach this objective, the Company intends to:

         Provide Integrated, Outsourced Process Management Services. StarTek seeks to provide integrated, outsourced process management services which enable its clients to provide their customers with high-quality services at lower cost than through a client's own in-house operations. The Company believes that its ability to tailor operations, materials, and employee resources objectively and to provide process management services on a cost-effective basis will allow the Company to become an integral part of its clients' businesses.

         Develop Strategic Partnerships and Long-Term Relationships. StarTek seeks to develop long-term client relationships, primarily with Fortune 500 companies. The Company invests significant resources to establish strategic partnership relationships and to understand each client's processes, culture, decision, parameters and goals, so as to develop and implement customized solutions. The Company believes this solution-oriented, value-added integrated approach to addressing its clients' needs distinguishes StarTek from its competitors and plays a key role in the Company's ability to attract and retain clients on a long-term basis.

         Maintain Low-Cost Position through the StarTek Process Management System. StarTek strives to establish a competitive advantage by frequently redefining its operational process to reduce cost and improve quality. The Company believes its continuous improvement philosophy and modern process management techniques enable the Company to reduce waste and increase efficiency in the following areas: (i) controlling overproduction; (ii) minimizing waiting time due to inefficient work sequences; (iii) reducing inessential handling of materials; (iv) eliminating nonessential movement and processing; (v) implementing fail-safe processes; (vi) improving inventory management; and (vii) preventing defects.

         Emphasize Quality. StarTek strives to achieve the highest quality standards in the industry. To this end, the Company, through certain of its wholly-owned subsidiaries, has received ISO 9002 certifications, an international standard for quality assurance and consistency in operating procedures, for substantially all of its facilities and services. Certain of the Company's existing clients require evidence of ISO 9002 certification prior to selecting an outsourcing provider.

         Capitalize on Sophisticated Technology. The Company believes it has established a competitive advantage by capitalizing on sophisticated technology and proprietary software, including automatic call distributors, inventory management software, transportation management software, call tracking systems, and telephone-computer integration software. The Company further believes these capabilities enable StarTek to improve efficiency, serve as a transparent extension of its clients, receive telephone calls and data directly from its clients' systems, and report detailed information concerning the status and results of the Company's services and interaction with clients on a daily basis.

SERVICE PLATFORMS

         The Company offers a wide spectrum of service platforms, which are designed to provide cost-effective and efficient management of portions of its clients' operations. The Company works closely with its clients to develop, refine, and implement efficient and productive integrated outsourced solutions that link StarTek with its clients and their customers. The processes that create such solutions generally include the development of product manufacturing specifications, packaging, and distribution requirements, as well as product-related software programs for telephone, facsimile, E-mail, and Internet interactions involving product order processing and fulfillment, and technical support and customer care. Substantially all of the Company's process-related teleservices activities are inbound telephone calls, rather than outbound calls. Specific services StarTek provides to its clients include, but are not necessarily limited to:

         Product Order Processing. Product order processing is generally the process by which a call or an Internet message from a client's customer is received, identified and routed to a StarTek service representative. Typically, a customer calls or E-mails to request product service information, to place an order for an advertised product, or to obtain assistance regarding a previous order or purchase. The information and results of the message are then communicated either to StarTek's employees for order processing and fulfillment or, if StarTek does not manage the client's inventory, the Company transmits the customer's request directly to the client. For telephone calls, StarTek utilizes automated call distributors to identify each inbound call by the number dialed by the customer and immediately route the call to a StarTek service representative trained for that product. Product orders also occur as a result of a customer visiting the web site of a client and placing orders which are received by StarTek or a StarTek service representative offering products in connection with a technical support or customer care call. To facilitate product orders, the Company can process credit card charges and other payment methods in connection with its product order processing.

         Supplier Management. Company personnel are responsible for maintaining and managing multiple supplier relationships. When the Company is selected by a client to provide product assembly and packaging services, the Company qualifies, selects, certifies, and manages the sourcing and manufacturing of the various products and related components including, among other things, the printing of boxes, labels, manuals and other printed materials to be included with the client's product, and the mass duplication of software onto various media. Such products and related components are then assembled and packaged at certain of the Company's facilities. The Company monitors the quality of its suppliers through visits to manufacturing facilities and utilizes just-in-time production to minimize inventory in the Company's warehouses. Management believes that the Company's strong, long-term relationships with multiple suppliers allows the Company to be flexible and responsive to its clients, while minimizing costs and the Company's dependency on any single supplier.

         Product Assembly and Packaging. The Company assembles and packages products in various containers, including folding cartons, set-up boxes, compact disc jewel cases, digi-packs, binders, and slip cases. The Company assembles and packages products in the United States, the United Kingdom, and Singapore. The Company's assembly lines have been designed with significant flexibility, enabling the Company to assemble and package various types of products and rapidly change the type of product produced. During peak periods of operations, the Company's capacity is dependent upon (i) the complexity of the product to be assembled; (ii) the availability of materials from suppliers; (iii) the availability of temporary personnel to increase capacity; (iv) the number of shifts operated by the Company; and (v) the ability to activate additional production lines.

         Product Distribution. The Company's inventory management systems enable the Company to ship and track products to distribution centers, individual stores, and its clients' customers directly. Product orders are received by the Company via file transfer protocol (FTP), the Internet, electronic data interchange (EDI), and facsimile, as well as through the Company's product order teleservices and E-commerce support services described elsewhere.

         E-commerce and Product Order Fulfillment. StarTek personnel process, pack, and ship product orders and requests for promotional and educational literature, and direct customers of the Company's clients to product or service sources ("fulfillment") by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week. The Company provides same-day shipping of customer orders if the product is available.

         Technical Support Teleservices. StarTek service representatives provide technical support services by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer's purchase of a product or by a customer's need for ongoing technical assistance. Customers of StarTek's clients dial a technical support number listed in their product manuals and, based on touch-tone responses, are automatically connected to an appropriate StarTek service representative who is specially trained in use of computerized knowledge databases for the applicable product. Each StarTek service representative acts as a transparent extension of the client when resolving complaints, diagnosing and resolving product or service problems, or answering technical questions.

         Customer Care Teleservices. Customer care programs are customized by the Company to meet its clients' needs. The Company customizes responses to various customer product inquiries by designing special greetings, marketing messages, and specific queue-time controls. A StarTek service representative receiving a call or an E-mail message can enter customer information into the Company's call-tracking system, answer questions, and quickly access a proprietary networked knowledge database via personal computer to locate an answer to a customer's question. A senior quality control team member is available to provide additional assistance for complex or unique customer questions. As additional product information becomes available, the Company promptly integrates such information into its knowledge database, thereby ensuring that answers are based upon the latest product information.

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

         Telecommunication Process Management. StarTek personnel are responsible for managing installation and providing on-going support services for large scale telecommunications networks for its client's customers, most of whom are Fortune 1000 companies. Service representatives manage the relationships between StarTek's client and its customers on a transparent basis. StarTek's installation management and on-going network support services, on an outsourced basis, enable its client to provide telecommunications services to customers more efficiently and cost effectively.

INTERNATIONAL OPERATIONS

         StarTek provides process management services on an international basis from the United Kingdom and Singapore. The Company's facility in the United Kingdom provides most of the Company's outsourced service platforms for clients throughout Europe, including supplier management, product assembly and packaging, product distribution, product order fulfillment, product order processing, inbound technical support and customer care services in several languages. The Company currently provides supplier management, product assembly, and packaging and product distribution for one of its principal clients through a subcontract relationship with a company in Singapore. The subcontract relationship generally operates on a purchase order basis. International operations generated approximately 13.9% of the Company's total revenues during 1998, which, in large part, was a result of the revenues derived from the Company's relationship with one of its principal clients in Singapore. See Note 14 to the consolidated financial statements set forth herein for a further description of revenues, operating profit and identifiable assets classified by the major geographic areas in which the Company operates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks Associated with International Operations and Expansion".

CLIENTS

         StarTek provided services to approximately 75 clients during 1998. StarTek's current client base consists of companies engaged primarily in the computer software, Internet, E-commerce, computer hardware, technology, and telecommunications industries. However, the Company is currently also targeting companies in the financial services, transportation, consumer products, and health care industries. Microsoft Corporation ("Microsoft") accounted for approximately 56.3% and 72.5% of the Company's revenues during the years ended December 31, 1997 and 1998, respectively. Hewlett-Packard Company ("Hewlett-Packard") accounted for approximately 25.4% of the Company's revenues during the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a further discussion of the Company's "Reliance on Principal Client Relationships" and "Risks Associated with the Company's Contracts".

SALES AND MARKETING

         The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred worldwide provider of outsourced services. StarTek invests significant resources to create a strategic partnership with its clients to understand their existing operations, customer service processes, culture, decision parameters, and goals. A StarTek team assesses the client's outsourcing service needs, and, together with the client, develops and implements customized solutions. Management believes that, as a result of StarTek's strategic relationship with its clients and comprehensive understanding of their businesses, the Company can identify new revenue generating opportunities, customer interaction possibilities, and product service improvements not adequately addressed by the client. The Company's sales strategy emphasizes multiple contacts with a client to strengthen its relationship and facilitate the cross-selling of services.

         StarTek markets its outsourced services through a variety of methods, including personal sales calls, client referrals, attendance at trade shows, advertisements in industry publications, and cross-selling of services to existing clients. As part of its marketing efforts, the Company encourages visits to its facilities, where the Company demonstrates its services, quality procedures, and ability to accommodate additional business.

         Management believes a key element to sales growth is the ability to flexibly, effectively, and efficiently expand service capacity to meet client needs as its clients grow or outsource more of their non-core operations to the Company. In addition, to attract new clients to StarTek's services, the Company must have the resources to develop a strategy to meet new clients' outsourcing goals promptly, as well as the ability to implement operations for such clients quickly and accurately.

TECHNOLOGY

         The Company employs technology and proprietary software that incorporates digital switching, relational knowledge database management systems, call tracking systems, workforce management systems, object-oriented software modules, and computer telephony integration. The Company's digital switching technology is designed to enable calls to be routed to the next available teleservice representative with the appropriate product knowledge, skill, and language abilities. Call tracking and workforce management systems generate and track historical call volumes by client, enabling the Company to schedule personnel efficiently, anticipate fluctuations in call volume and provide clients with detailed information concerning the status and results of the Company's services on a daily basis. Management believes that the Company's proprietary technology platform provides the Company with a competitive advantage in maintaining existing clients and attracting new clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks Associated with Rapidly Changing Technology".

EMPLOYEES AND TRAINING

         StarTek's success in recruiting, hiring, and training large numbers of full-time skilled employees and obtaining large numbers of hourly and temporary employees during peak periods is critical to the Company's ability to provide high quality outsourced services. To maintain good employee relations and to minimize turnover, the Company offers competitive pay, hires employees who are eligible to receive the full range of employee benefits, and provides employees with clear, visible career paths. To meet its service objectives, the Company also utilizes temporary services. As of December 31, 1998, the Company had approximately 2,155 full-time equivalent employees. The number of temporary employees varies substantially due to the seasonal variations of the Company's business. Management believes that the demographics surrounding its facilities, its reputation, stability, and compensation plans should allow the Company to continue to attract and retain qualified employees. However, the Company operates in some locations where unemployment levels are currently at low levels compared to historic norms. If low unemployment levels continue to persist in these areas, the Company's ability to attract qualified employees could be adversely affected. The Company believes its current operations in six separate locations, with a seventh location being added in Grand Junction, Colorado, should reduce this exposure. The Company considers its employee relations to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of factors relating to the Company's "Dependence on Labor Force" and "Dependence on Key Personnel".

         In keeping with StarTek's continuous improvement philosophy, the Company is committed to training all of its employees. StarTek provides formal training for senior management, supervisors, process managers, quality coordinators, and service representatives. StarTek also maintains an employee quality program to backup every employee, including specialized quality coordinators who teach problem solving, assist with service calls, and offer immediate performance feedback. On a more informal basis, the Company provides on-the-job process training and tutoring for all product assembly and packaging personnel. Employee teams gather daily to receive information about products to be produced and techniques to be utilized, and have an opportunity to ask questions and receive one-on-one training, as necessary.

         The Company's in-house training programs for technical support, customer care, and telecommunications process management employees involve an in-depth, structured learning environment that builds technical competence and teaches critical software skills necessary to provide effective services to its clients. Each service representative is specially designated and trained to support a particular product or group of products for a particular client. These client service representatives receive training in product knowledge, call listening, and computer skills prior to answering any customer calls independently. This training time depends on the complexity of the product for which such representative will provide services. Further, the Company uses live and taped call reviews and customer feedback surveys to continue to monitor and enhance its level of customer support services.

INDUSTRY AND COMPETITION

         StarTek continues to believe that businesses throughout the world are increasingly focusing on their core businesses and are increasingly engaging outsourcing service companies to perform specialized, non-core functions and services. Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage capacity and improve customer and technical information gathering and utilization. To realize these advantages, companies are outsourcing the process of planning, implementing, and controlling the efficient flow of goods, services, teleservices and related information from the point of origin to the point of consumption. Additionally, rapid technological changes and rising customer expectations for high-quality goods and services make it increasingly difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to support a product's life-cycle on a cost-effective basis. Companies which focus on providing these services as their core business, including StarTek, are expected to continue to benefit from these outsourcing trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of the Company's "Highly Competitive Market".

         StarTek competes on the basis of quality, reliability of service, price, efficiency, speed and flexibility in tailoring services to client needs. Management believes its comprehensive and integrated services differentiate it from its non-client competitors who may only be able to provide one or a few of the outsourced services that StarTek provides. The Company continuously explores new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses and management believes it can develop a superior outsourced solution to such inefficiency on a cost-effective basis. Management believes that it competes primarily with the in-house process management operations of its current and potential clients. Such in-house operations include Internet operations, teleservices, customer support services, logistics management, packaging and assembling, distribution, and warehousing. StarTek also competes with certain companies that provide similar services on an outsourced basis. There are numerous competitors of all sizes that provide product order teleservices and product fulfillment distribution services.

ITEM 2.  PROPERTIES

FACILITIES

         StarTek's principal executive offices are located in Denver, Colorado. Currently, StarTek owns and operates (unless otherwise noted) the following facilities, containing an aggregate of approximately 735,000 square feet:

                                    YEAR
                                 OPENED OR    SQUARE         LEASED, COMPANY OWNED, OR
           PROPERTIES             ACQUIRED     FEET                OTHERWISE
           ----------            ---------    ------         -------------------------
         U.S. Facilities
  Greeley, Colorado                 1987      100,000        Company Owned
  Greeley, Colorado                 1993       10,500        Company Owned
  Denver, Colorado                  1995      138,000        Company Owned
  Greeley, Colorado                 1998       35,000        Company Owned
  Laramie, Wyoming                  1998       22,000        Company Owned
  Clarksville, Tennessee            1998      305,000        Company Owned(a)
  Grand Junction, Colorado          1999       46,350        Leased

    International Facilities
  Hartlepool, England               1993       53,000        Leased
  Singapore                         1995       25,000        Subcontractor Relationship


  ------------------------------
  (a) See Note 8 to the consolidated financial statements set forth herein for a description of the Tennessee financing arrangement.

     Substantially all of the Company's facility space can be used to support a number of the Company's process management service platforms. The Company has announced plans to search for an additional facility, which is currently expected to be operational during the second half of 1999. Management believes StarTek's existing facilities are adequate for the Company's current operations, but continued capacity expansion will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable it to readily provide for the needs of new clients and the increased needs of existing clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks of Business Interruptions".

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been involved from time to time in litigation arising in the normal course of business, none of which is currently expected by management to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE OF COMMON STOCK

         StarTek's common stock has been traded under the symbol "SRT" on the New York Stock Exchange since June 19, 1997, the effective date of the Company's initial public offering. The high and low closing sale prices of the Company's common stock for 1997 and 1998 were:

                       1997                                 HIGH       LOW
                       ----                                 ----       ---

     Second Quarter  (beginning June 19, 1997)             16 3/8     14
     Third Quarter                                         16 1/8     11 1/4
     Fourth Quarter                                        14 3/8     10 5/8

                       1998                                 High       Low
                       ----                                 ----       ---
     First Quarter                                         12 1/8     9 1/8
     Second Quarter                                        13         11 9/16
     Third Quarter                                         12 11/16   8 5/8
     Fourth Quarter                                        12 3/8     8 1/16


         The closing sale price for StarTek's common stock on March 24, 1999 was $10.50. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Volatility of Stock Price".

HOLDERS OF COMMON STOCK

         As of March 24, 1999, there were approximately 1,394 stockholders of record of the Company's common stock and 13,828,571 shares of common stock outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Control by Principal Stockholders".

DIVIDEND POLICY

         The Company currently intends to retain all future earnings in order to finance continued growth and development of its business and does not expect to pay any cash dividends with respect to its common stock in the foreseeable future. The payment of any dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the availability of funds, future earnings, capital requirements, contractual restrictions, the general financial condition of the Company and general business conditions. Under its $5 million line of credit, the Company may not pay dividends in an amount, which would cause a failure to meet its financial covenants. See Note 6 to the consolidated financial statements set forth herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Liquidity and Capital Resources" set forth herein for a description of these financial covenants.

SALES OF UNREGISTERED SECURITIES

         The Company did not issue or sell any unregistered securities during the quarter ended December 31, 1998, except for the following:

     In November 1998, the Company granted options to purchase 12,200 shares of common stock, in the aggregate, to three employees pursuant to the Company's 1997 Stock Option Plan. These options vest at a rate of 20% per year beginning November 1999, expire in November 2008 and are exercisable at $10.375 per share, which was the market value of the Company's common stock on the date the options were granted. These stock option grants were made in reliance upon the exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Additionally, the following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                            YEAR ENDED DECEMBER 31 (A)
                                          ---------------------------------------------------------------
                                            1994         1995           1996         1997          1998
                                          --------     --------       --------     --------     ---------
STATEMENT OF OPERATIONS DATA:                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                  $ 26,341     $ 41,509       $ 71,584     $ 89,150     $ 140,984
Cost of services                            21,355       33,230         57,238       71,986       115,079
                                          --------     --------       --------     --------     ---------
Gross profit                                 4,986        8,279         14,346       17,164        25,905
Selling, general and administrative
         expenses                            4,489        5,341          7,764        8,703        14,714
Management fee expense                         612        2,600          6,172        3,126            --
                                          --------     --------       --------     --------     ---------
Operating profit (loss)                      (115)          338            410        5,335        11,191
Net interest income (expense) and
other                                        (216)        (396)          (372)          933         2,254
                                          --------     --------       --------     --------     ---------
Income (loss) before income taxes            (331)         (58)             38        6,268        13,445
Income tax expense                              --           --            112        2,110         4,901
                                          --------     --------       --------     --------     ---------

Net income (loss)                         $  (331)      $  (58)        $  (74)     $  4,158      $  8,544
                                          ========     ========       ========     ========     =========

Basic and diluted net income per
share                                                                                            $   0.62
Weighted average shares outstanding                                                            13,828,571

Selected Operating Data:
Capital expenditures, net of proceeds       $  670     $  2,104       $  1,333     $  3,191        13,927
Depreciation and amortization                  588          873          1,438        1,829         2,852

Balance Sheet Data (December 31):
Working capital                            $   434      $   798      $   2,895     $ 38,704      $ 38,336
Total assets                                12,352       21,580         22,979       58,172        80,201
Total debt                                   3,288        7,294          6,475          664         4,225
Total stockholders' equity                   3,006        3,798          7,103       46,006        54,133


(A) SELECTED UNAUDITED PRO FORMA
OPERATING DATA:                                        YEAR ENDED DECEMBER 31
                                           -----------------------------------------------
                                            1994         1995          1996         1997
                                           ------      -------       -------       -------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Historical net income (loss)               $ (331)       $ (58)        $ (74)      $ 4,158
Add back management fee expense               612        2,600         6,172         3,126
Less applicable income tax expense           (105)        (948)       (2,204)       (1,394)
                                           ------      -------       -------       -------
Net income                                 $  176      $ 1,594       $ 3,894       $ 5,890
                                           ======      =======       =======       =======

Basic and diluted net income per share                                              $ 0.47
Weighted average shares outstanding                                             12,652,680

See Note 2 to the consolidated financial statements set forth herein for a further description of pro forma adjustments. Pro forma presentation was not applicable for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-K that are not statements of historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of the Company's principal client(s), the loss or delayed implementation of a large project which could cause quarterly variation in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and the trend toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruption, risks associated with international operations and expansion, dependence on labor force, the year 2000 issue, and highly competitive markets. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are qualified in their entirety by the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" appearing elsewhere in this Form 10-K.

OVERVIEW

     StarTek generates its revenues by providing process management services, which encompass a wide spectrum of service platforms, including logistics management (selection and management of suppliers), management of product assembly and packaging, E-commerce order processing and fulfillment, Internet support, product distribution, direct store distribution, warehouse services and inventory management, inbound technical support and customer care teleservices, telecommunications process management, and product order processing. The Company recognizes revenues as process management services are completed. Substantially all of the Company's significant arrangements with its clients for its services generate revenues based, in large part, on the number and duration of customer inquiries, and the volume, complexity and type of components involved in the handling of clients' products. Changes in the complexity or type of components in the product units assembled by the Company may have an effect on the Company's revenues, independent of the number of product units assembled.

     A key element of the Company's ability to grow is the availability of capacity to readily provide for the needs of new clients and the increased needs of existing clients. StarTek's capacity substantially expanded during 1998 through the opening of a 305,000 square-foot building in Clarksville, Tennessee, a 35,000 square-foot building in Greeley, Colorado and a 22,000 square-foot building in Laramie, Wyoming. These three facilities, all of which became operational during 1998, together with the Company's previously existing capacity, provided adequate capacity to accommodate the revenue and earnings growth experienced by the Company during 1998. StarTek leases 46,350 square-feet of building space in Grand Junction, Colorado, which is currently expected to become operational during the second quarter of 1999. The Company also operates from facilities in the United Kingdom and Singapore. Additionally, the Company has announced plans to search for an additional facility, which is currently expected to be operational during the second half of 1999. Management believes StarTek's existing facilities are adequate for the Company's current operations, but continued capacity expansion will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable it to readily provide for the needs of new clients and the increased needs of existing clients.

         The Company's cost of services primarily includes labor, telecommunications, materials, and freight charges that are variable in nature and certain facility expenses. All other operating expenses, including expenses attributed to technology support, sales and marketing, human resource management and other administrative functions that are not allocable to specific client services, are included in selling, general and administrative expenses, which generally tend to be either semi-variable or fixed in nature.

         From July 1992, through June 17, 1997, the Company operated as an S corporation and, accordingly, was not subject to federal or state income taxes. As an S corporation, in addition to general compensation for services rendered, the Company historically paid certain management fees, bonuses and other fees to the principal stockholders and/or their affiliates in amounts on an annual basis which were approximately equal to the annual earnings of the Company, and all such amounts were reflected as management fee expense in the consolidated statement of operations. Upon receipt of such management fees and bonuses, the principal stockholders historically contributed approximately 53% of such amounts to the Company to provide the Company with necessary working capital, with substantially all of the balance used to pay applicable federal and state income taxes. The amounts so contributed are reflected in additional paid-in-capital on the Company's consolidated balance sheets. Effective with the closing of the Company's initial public offering, these management fees and bonus arrangements were discontinued. See Note 1 to the consolidated financial statements set forth herein.

         Compensation has continued to be payable to certain principal stockholders as general compensation for services rendered in the form of salaries, bonuses, or advisory fees and all such payments are included in selling, general and administrative expenses in the consolidated statement of operations. At current rates, such payments aggregate approximately $516,000 annually. See Note 1 to the consolidated financial statements set forth herein.

         The Company frequently purchases components of its clients' products as an integral part of its supplier management services and in advance of providing its product assembly and packaging services. These components are packaged, assembled and held by StarTek pending shipment. The Company generally has the right to be reimbursed from clients for unused inventories. Client-owned inventories are not reflected in the Company's consolidated balance sheets. See
Note 1 and Note 4 to the consolidated financial statements set forth herein for a further description of the Company's inventories.

RESULTS OF OPERATIONS

    The following tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

         The following table sets forth, for the periods indicated, certain consolidated statement of operations data expressed as a percentage of revenues:

                                                           YEAR ENDED DECEMBER 31
                                                ----------------------------------------------
                                                     1996            1997            1998
                                                ---------------   -----------     ------------
     Revenues                                            100.0%        100.0%           100.0%
     Cost of services                                     80.0          80.7             81.6
                                                ---------------   -----------     ------------
     Gross profit                                         20.0          19.3             18.4
     Selling, general and administrative
       expenses                                           10.8           9.8             10.4
     Management fee expense                                8.6           3.5               --
                                                ---------------   -----------     ------------
     Operating profit                                      0.6           6.0              8.0
     Net interest income ( expense) and other             (0.5)          1.0              1.6
                                                ---------------   -----------     ------------
     Income before income taxes                            0.1           7.0              9.6
     Income tax expense                                    0.2           2.3              3.5
                                                ---------------   -----------     ------------
     Net income (loss)                                    (0.1)%         4.7%             6.1%
                                                ===============   ===========     ============

         The following table sets forth certain unaudited pro forma consolidated statement of operations data expressed in dollars and as a percentage of revenues (dollars in thousands, except per share data) (b):

                                                                 YEAR ENDED DECEMBER 31
                                                   ---------------------------------------------------
                                                            1996                       1997
                                                   ------------------------  -------------------------
     Revenues                                           $ 71,584  100.0%            $ 89,150  100.0%
     Cost of services                                     57,238   80.0               71,986   80.7
                                                   --------------            ----------------
     Gross profit                                         14,346   20.0               17,164   19.3
     Selling, general and administrative expenses          7,764   10.8                8,703    9.8
                                                   --------------            ----------------
     Operating profit                                      6,582    9.2                8,461    9.5
     Net interest income ( expense) and other               (372)  (0.5)                 933    1.0
                                                   --------------            ----------------
     Income before income taxes                            6,210    8.7                9,394   10.5
     Income tax expense                                    2,316    3.3                3,504    3.9
                                                   --------------            ----------------
     Net income                                           $3,894    5.4%              $5,890    6.6%
                                                   ==============            ================
     Basic and diluted net income per share               $ 0.34                      $ 0.47
     Weighted average shares outstanding              11,361,904                  12,652,680

-------------------------------

(b) See Note 2 to the consolidated financial statements set forth herein for a further description of pro forma adjustments. Pro forma presentation was not applicable for the year ended December 31, 1998.

1998 Compared to 1997

     Revenues. Revenues increased $51.8 million, or 58.1%, from $89.2 million for 1997 to $141.0 million for 1998. This increase was primarily due to an increase in the volume of services provided to one of the Company's principal clients, together with certain existing and new clients, partially offset by decreases in the volume of services provided to other existing clients.

     Cost of Services. Cost of services increased $43.2 million, or 59.9%, from $71.9 million for 1997 to $115.1 million for 1998. As a percentage of revenues, costs of services increased from 80.7% for 1997 to 81.6% for 1998. This percentage increase was primarily due to higher overall costs of certain business for a principal client at lower relative margins, mix of services performed and training and start-up expenses related to the new Greeley, Colorado, Laramie, Wyoming and Clarksville, Tennessee facilities, all of which became operational during 1998.

         Gross Profit. Due to the foregoing factors, gross profit increased $8.7 million, or 50.9%, from $17.2 million for 1997 to $25.9 million for 1998. As a percentage of revenues, gross profit decreased from 19.3% for 1997 to 18.4% for 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million, or 69.1%, from $8.7 million for 1997 to $14.7 million for 1998, primarily as a result of increased personnel costs incurred to service increasing business and costs associated with capacity expansion. As a percentage of revenues, selling, general and administrative expenses increased from 9.8% for 1997 to 10.4% for 1998.

     Management Fee Expense. Management fee expense was $3.1 million for 1997 and zero for 1998. Effective with the closing of the Company's initial public offering in June 1997, management fees were discontinued.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $5.3 million for 1997 to $11.2 million for 1998. As a percentage of revenues, operating profit increased from 6.0% for 1997 to 8.0% for 1998.

     Net Interest Income and Other. Net interest income and other was $0.9 million for 1997 and $2.3 million for 1998. This increase was primarily a result of an increase in interest income derived from cash equivalents and investments available for sale balances during 1998, whereas there were line of credit and substantially more capital lease borrowings outstanding during the first half of 1997, substantially all of which were repaid from the net proceeds received by the Company from its June 1997 initial public offering.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $7.1 million, or 114.5%, from $6.3 million for 1997 to $13.4 million for 1998. As a percentage of revenues, income before income taxes increased from 7.0% for 1997 to 9.6% for 1998.

     Income Tax Expense. The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Accordingly, the Company was not subject to federal or state income taxes prior to June 17, 1997. During 1997, a provision for income taxes as a C corporation was made for the period June 18, 1997 through December 31, 1997 as adjusted for a foreign tax benefit item, less a one-time credit to record a net deferred tax asset of $0.3 million upon termination of S corporation status. Income tax expense for 1998 reflects a provision for federal, state and foreign income taxes at an effective rate of 36.5%.

     Net Income. Based on the factors discussed above, net income increased $4.3 million, or 105.5%, from $4.2 million for 1997 to $8.5 million for 1998. As a percentage of revenues, net income increased from 4.7% for 1997 to 6.1% for 1998.

         Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Tax Expense and Pro Forma Net Income for 1997 compared to actual results for 1998. Pro forma amounts for 1997 reflect the elimination of management fees and bonuses to stockholders and their affiliates as these fees and bonuses were discontinued upon the closing of the Company's June 1997 initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation for the entire year of 1997. Pro forma presentation was not applicable to 1998. As a result of the foregoing factors: (i) pro forma management fee expense is zero for 1997 and actual management fee expense is zero for 1998; (ii) pro forma operating profit was $8.5 million for 1997 compared to actual operating profit of $11.2 million for 1998, while such operating profit represented 9.5% and 8.0% of revenues, respectively; (iii) income before income taxes increased $4.0 million, or 43.1%, from a pro forma amount of $9.4 million for 1997 to an actual amount of $13.4 million for 1998; (iv) income tax expense increased $1.4 million, or 39.9%, from a pro forma amount of $3.5 million for 1997 to an actual amount of $4.9 million for 1998; and (v) net income increased $2.6 million, or 45.1%, from a pro forma amount of $5.9 million for 1997 to an actual amount of $8.5 million for 1998.

1997 Compared to 1996

         Revenues. Revenues increased $17.6 million, or 24.5%, from $71.6 million for 1996 to $89.2 million for 1997. This increase was primarily from existing clients. A portion of the revenues for 1996 were attributable to two large projects, which generated unusually high revenues.

         Cost of Services. Cost of services increased $14.7 million, or 25.8%, from $57.2 million for 1996 to $71.9 million for 1997. As a percent of revenues, cost of services increased 0.7%. Factors pertaining to this increase were decreased labor utilization, primarily from Greeley capacity restraints in latter 1997, increased training costs and a greater penetration of business with a large client at lower relative margins. These increased cost factors were partially offset by the absence of start-up costs in Denver and product rework cost as compared to 1996.

         Gross Profit. As a result of the foregoing factors, gross profit increased $2.8 million, or 19.6%, from $14.3 million for 1996 to $17.2 million for 1997. As a percentage of revenues, gross profit decreased from 20.0% for 1996 to 19.3% for 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 12.0%, from $7.8 million for 1996 to $8.7 million for 1997, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 10.8% for 1996 to 9.8% for 1997, reflecting the spreading of fixed and semi-variable costs over a larger revenue base.

         Management Fee Expense. Management fee expense decreased $3.1 million, or 49.3%, from $6.2 million for 1996 to $3.1 million for 1997. As a percentage of revenues, management fee expense decreased from 8.6% for 1996 to 3.5% for 1997. Management fee expense was determined by the Board of Directors and related primarily to changes in operating profit of the Company for 1996. The Company paid management fees and bonuses of $3.1 million in the period from January 1, 1997 through the closing of the Company's initial public offering in June 1997, at which time these management fees and bonus arrangements were discontinued. These management fee and bonus payments gave consideration to operating profits and the effects of certain expense timing differences for book and tax purposes.

         Operating Profit. As a result of the foregoing factors, operating profit increased $4.9 million, or 1200%, from $0.4 million for 1996 to $5.3 million for 1997. As a percentage of revenues, operating profit increased from 0.6% for 1996 to 6.0% for 1997.

         Net Interest Income (Expense) and Other. Net interest income (expense) and other was $0.4 million expense in 1996, while it was $0.9 million income for 1997. This increase in net interest earnings was primarily due to interest earnings from the net proceeds of the Company's initial public offering in June 1997 and the substantial absence of line-of-credit borrowing during the third and fourth quarters of 1997.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $6.3 million from zero for 1996 to $6.3 million for 1997. As a percentage of revenues, income before income taxes increased from 0.1% for 1996 to 7.0% for 1997.

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

         Net Income (Loss). Based on the factors discussed above, net income increased $4.3 million, from $(0.1) million for 1996 to $4.2 million for 1997. As a percentage of revenues, net income increased from (0.1)% for 1996 to 4.7% for the year ended December 31, 1997.

         Pro Forma Management Fee Expense; Pro Forma Operating Profit; Pro Forma Income Before Income Taxes; Pro Forma Income Taxes and Pro Forma Net Income. Pro forma amounts reflect the elimination of management fees and bonuses paid to stockholders and their affiliates as these fees and bonuses were discontinued upon closing of the Company's initial public offering, and provide for related income taxes at 37.3% of pre-tax income as if the Company were taxed as a C corporation. As a result of the foregoing factors: (1) pro forma management fee expense is zero for 1996 and 1997; (2) pro forma operating profit increased $1.9 million, or 28.5% from $6.6 million for 1996 to $8.5 million for 1997; (3) pro forma income before income taxes increased $3.2 million, or 51.3%, from $6.2 million in 1996 to $9.4 million for 1997; (4) pro forma income taxes increased $1.2 million, or 51.4%, from $2.3 million 1996 to $3.5 million for 1997; and (5) pro forma net income increased $2.0 million, or 51.3% from $3.9 million for 1996 to $5.9 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in June 1997, the Company funded its operations and capital expenditures primarily through cash flow from operations, borrowings under various lines of credit, capital lease arrangements, short-term borrowings from its stockholders and their affiliates and additional capital contributions by its stockholders. In November 1997, the Company replaced its previous $3.5 million line of credit with Norwest Business Credit, Inc. with a $5.0 million revolving line of credit with Norwest Bank Colorado, N.A. (the "Bank"), which matures on April 30, 1999. Borrowings under the line of credit bear interest at the Bank's prime rate (7.75% as of December 31, 1998). Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of December 31, 1998, and the date of this Form 10-K, the Company was in compliance with these financial covenants. Collateral for the line of credit is the accounts receivable of certain of the Company's wholly-owned subsidiaries. As of December 31, 1998, no amount was outstanding under the $5.0 million line of credit. The Company is currently expects to renew this line of credit with the Bank under the same general terms and conditions provided for in the arrangement described above.

     The Company closed an initial public offering of common stock on June 24, 1997. The net proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $41.0 million. From the net proceeds, the Company repaid substantially all of its outstanding indebtedness, which included approximately $4.9 million of bank and mortgage indebtedness, $1.8 million of capital lease obligations and $8.0 million of notes payable to principal stockholders arising from an S corporation dividend in an amount approximating the additional paid-in capital and retained earnings of the Company as of the closing date. The balance of the net proceeds (approximately $26.3 million) was primarily used for working capital and other general corporate purposes, including approximately $8.0 million for capital expenditures to expand into new facilities and build-out of the Company's existing facilities.

     During the first half of 1998, the Company completed construction of and began operating from a new 35,000 square-foot call center facility in Greeley, Colorado (the "Greeley Facility"). The Company purchased the Greeley Facility in order to expand its call center capacity. The total construction cost of the Greeley Facility and related equipment was approximately $3.5 million (excluding the cost of the land). The Company financed the land for the Greeley Facility through a $0.3 million non-interest bearing ten year promissory note. The principal balance of the ten year promissory note declines on an equal basis, without payment, over ten years so long as the Company does not sell or transfer the land or fail to continuously operate a customer service center thereon.

     During 1998, the Company purchased a total of approximately $1.8 million in equipment, leasehold improvements and other fixed assets in order to operate a 22,000 square-foot call center facility in Laramie, Wyoming in a leased building. The Laramie call center became operational during the three months ended June 30, 1998. An option to purchase the Laramie land and building for $365,000 was exercised on October 30, 1998.

     On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Board") in connection with the Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4.5 million (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3.5 million (the "Equipment Loan"). The Facility Note bears interest at 9% per annum commencing on October 1, 1998, payable quarterly, and maturing on July 8, 2008. Concurrently, the Company advanced $3.6 million in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan generally contains the same provisions as the Facility Note and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004. As of December 31, 1998, the Company had used approximately $3.9 million and $1.2 million of the Facility Note and Equipment Loan, respectively, and correspondingly entered into further lease arrangements with the Board.

     All transactions related to the purchase of the notes by the Company from the Board and the lease arrangements from the Board to the Company have been offset against each other in the consolidated financial statements set forth herein, and accordingly have no impact on the consolidated balance sheets. The assets acquired are included in property, plant and equipment. Similarly, the interest income and interest expense related to the notes and lease arrangements, respectively, have also been offset. The lease payments are equal to the amount of principal and interest payments on the notes, and accordingly have no impact on the consolidated statements of operations.

         On October 26, 1998, the Company entered into an equipment loan agreement with a finance company, which matures on November 2, 2002. In connection with the equipment loan, the Company received cash of $3.6 million in exchange for providing, among other things, certain collateral which generally consisted of equipment, furniture and fixtures used in the Company's business. The equipment loan provides for interest at a fixed annual interest rate of 7.0% and for the Company to pay forty-eight equal monthly installments, which in aggregate total approximately $4.2 million. In addition to the collateral described above, the Company granted to the finance company a secondary security interest in certain of its wholly-owned subsidiaries' accounts receivable.

     On February 16, 1999, the Company entered into an operating lease agreement whereby the Company acquired use of 46,350 square-feet of building space in Grand Junction, Colorado to be used by the Company for call center, general office use and other services as appropriate for the general purposes of the Company (the "Grand Junction Facility"). The term of the lease agreement commences on April 1, 1999 and unless earlier terminated or extended, continues until March 31, 2009. Pursuant to the terms of the lease agreement, the Company was granted, among other things, (i) a right of first refusal to purchase the property, of which the leased space is a part, during the lease term and (ii) a right to terminate the lease agreement anytime after the end of the fifth year by giving the landlord 180 day prior written notice to terminate. Assuming the operating lease agreement is not terminated, future minimum rental commitments in aggregate, excluding certain taxes and utilities as defined, total approximately $1.1 million and are payable on a monthly basis from April 1999 through March 2009.

     On February 18, 1999 and in connection with the Grand Junction Facility, the Company ordered certain call center computer hardware and software with an aggregate purchase price of approximately $0.8 million. Completion of installation of this call center equipment is currently scheduled to occur during the second quarter of 1999, when, it is currently expected, the Grand Junction Facility will also become operational.

     As of December 31, 1998, the Company had cash, cash equivalents, and investments available for sale of $36.4 million, working capital of $38.3 million and net worth of $54.1 million. The Company's investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond related mutual funds, other debt securities, and various real estate investment trusts and equity related mutual funds. Such investments held by the Company could be materially and adversely affected by
(i) various domestic and foreign economic conditions, such as recessions, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation, and other factors and (ii) the inability of certain corporations to repay their debts, including interest amounts, to the Company. See "Quantitative and Qualitative Disclosures About Market Risk", and
Note 1 and Note 3 to the consolidated financial statements set forth herein for further discussions regarding the Company's cash and cash equivalents, and investments available for sale.

         Net cash provided by operating activities increased from $6.1 million for 1997 to $13.1 million for 1998. This increase was primarily a result of increases in net income, depreciation and amortization expense, various tax related items, accounts payable, and accrued and other liabilities, partially offset by increases in accounts receivable, inventories, and gain on sale of assets.

         Net cash used in investing activities was $10.5 million for 1997 and $24.2 million for 1998. This increase was primarily due to increased purchases of (i) property, plant and equipment, and (ii) investments available for sale, partially offset by proceeds received from dispositions of certain fixed assets and investments.

         Net cash provided by financing activities during 1997 of approximately $28.6 million was primarily the result of $41.0 million of net proceeds received from the June 1997 initial public offering, $1.6 million in contributed capital from certain S corporation stockholders prior to the June 1997 initial public offering, and $1.5 million proceeds received from borrowings and capital lease arrangements, partially offset by approximately $7.5 million of net repayments of various debt obligations, and $8.0 million of cash dividends paid to certain S corporation principal stockholders. Net cash provided by financing activities during 1998 of $3.6 million primarily consisted of $3.7 million of net proceeds received from an October 1998 equipment loan and other borrowings, partially offset by approximately $0.1 million of principal payments for the October 1998 equipment loan and various capital lease obligations.

         The effect of currency exchange rate changes on the translation of the Company's United Kingdom operations was not substantial during 1997 and 1998. The terms of the Company's agreements with its clients and its foreign subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom operations. In the past, the Company's exposure to foreign currency exchange risks has been minimal in connection with its day to day operations in the United Kingdom. However, as the international portion of the Company's business grows, more revenues and expenses may be denominated in foreign currency, and this will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosures About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with certain of its investments available for sale.

     The Company believes its current cash, cash equivalents and investments available for sale balances, anticipated cash flows from future operations and the $5.0 million of currently available financing under its $5.0 million line of credit, will be sufficient to support its operations, capital expenditures and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors including, but not limited to, the Company's ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

QUARTERLY RESULTS

         Note 16 to the consolidated financial statements set forth herein reflects certain unaudited statement of operations data for the quarters in 1997 and 1998 on a historical and pro forma basis. The unaudited historical quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary to present fairly the information for the quarters presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results"--"Variability of Quarterly Operating Results" set forth herein for a further discussion of the Company's quarterly results.

         For the quarterly periods in 1997 and 1998, revenues, cost of services and gross profits fluctuated principally due to the seasonal pattern of certain of the businesses served by the Company and an increase in the volume of services provided to one of the Company's principal clients, together with certain existing and new clients, partially offset by decreases in the volume of services provided to other existing clients. Revenues, cost of services and gross profit from the fourth quarter of 1997 to the first quarter of 1998 declined principally due to the seasonal pattern of certain businesses served by the Company.

         The following table sets forth certain unaudited historical and pro forma statement of operations data, expressed as a percentage of revenues:

                                                  1997 QUARTERS ENDED                          1998 QUARTERS ENDED
                                        ----------------------------------------- --------------------------------------------
                                         MAR 31    JUN 30    SEPT 30    DEC 31       MAR 31     JUN 30    SEPT 30    DEC 31
                                        ----------------------------------------- --------------------------------------------
Historical:
     Revenues                            100.0%    100.0%    100.0%    100.0%       100.0%      100.0%    100.0%     100.0%
     Gross profit                         23.6      21.9      19.4      16.0         18.8        19.0      18.4       18.0
     Selling, general and
       administrative expenses            13.0      12.1      10.6       6.8         11.2        13.3      11.0        8.6
     Management fee expense                4.7      14.5       --         --           --         --         --        --
     Operating profit (loss)               5.9      (4.7)      8.8       9.2          7.6         5.7       7.4        9.4
     Net income (loss)                     5.4      (4.0)      7.2       6.8          6.2         5.4       5.7        6.5


Pro forma:
     Revenues                            100.0%    100.0%      --         --           --         --         --        --
     Gross profit                         23.6      21.9       --         --           --         --         --        --
     Selling, general and
       administrative expenses            13.0      12.1       --         --           --         --         --        --
     Management fee expense                --        --        --         --           --         --         --        --
     Operating profit (loss)              10.6       9.8       --         --           --         --         --        --
     Net income (loss)                     6.3       5.8       --         --           --         --         --        --


     Gross profit, as a percentage of revenues, increased 2.8% from the fourth quarter of 1997 to the first quarter of 1998 as a result of the mix of services performed and the absence of lower labor utilization and capacity constraints related to the 100,000 square-foot Greeley facility, partially offset by training and start-up expenses related to the 35,000 square-foot Greeley facility.

     Gross profit, as a percentage of revenues, decreased 4.8% from the first quarter of 1997 to the first quarter of 1998 primarily as a result of higher overall cost of services from greater penetration of business with certain principal clients at lower relative margins, training and start-up expenses related to the 35,000 square-foot Greeley facility and the mix of services performed.

     Gross profit, as a percentage of revenues, decreased 2.9% from the second quarter of 1997 to the second quarter of 1998 primarily as a result of higher overall cost of services of certain business at lower relative margins, mix of services performed, and training and start-up expenses related to the 35,000 square-foot Greeley facility and the 22,000 square-foot Laramie facility, both of which became operational in the second quarter of 1998.

     Gross profit, as a percentage of revenues, decreased 1.0% from the third quarter of 1997 to the third quarter of 1998 primarily as a result of higher overall costs of certain business at lower relative margins, mix of services performed and training and start-up expenses related to the 305,000 square-foot Clarksville, Tennessee facility, which became operational during the third quarter of 1998.

     Gross profit, as a percentage of revenues, increased 2.0% from the fourth quarter of 1997 to the fourth quarter of 1998 primarily as a result of the absence of lower labor utilization and capacity constraints related to the 100,000 square-foot Greeley facility. Operating from the 305,000 square-foot facility in Clarksville, Tennessee substantially contributed to the relief of the capacity constraints experienced by the Company during the fourth quarter of 1997. Gross profit, as a percentage of revenues, remained relatively consistent for the quarterly periods in 1998.

         For the quarterly periods in 1997, selling, general and administrative expenses as a percentage of revenues, fluctuated principally due to the spreading of fixed and semi-variable costs over a revenue base that fluctuates from quarter to quarter. For the quarterly periods in 1998, selling, general and administrative expenses as a percentage of revenues, fluctuated principally due to increased personnel costs incurred to service increasing business and costs associated with capacity expansion.

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

         Operating profit fluctuated within the quarterly periods of 1997 and 1998 based primarily on the factors noted above. Net income fluctuated within the quarterly periods of 1997 (pro forma quarterly results for the first two quarters of 1997 and actual quarterly results for the last two quarters of 1997) and 1998 (actual quarterly results for all quarters in 1998) based primarily on the factors noted above, and based on an increase in interest earnings in 1998 derived from the Company's cash equivalents and investments available for sale, partially offset by a provision for income tax expense in 1998 of 36.5%.

         The unaudited pro forma quarterly information for the first two quarters of 1997 presents the effects on operating profit of the elimination of management fee expense paid to stockholders and their affiliates as these fees were discontinued effective with closing of the Company's initial public offering. See Note 2 to the consolidated financial statements set forth herein for a further description of the 1997 pro forma information and related pro forma adjustments. Pro forma presentation was not applicable for the quarterly periods beginning after June 30, 1997.

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

     The Company formally created a year 2000 project team (the "Y2K Team") during the first quarter of 1998. The Y2K Team reports directly to the Company's executive committee and periodically provides the executive committee status updates of its year 2000 compliance efforts. To date, the Y2K Team has, among other things, completed its initial assessment of the Company's year 2000 compliance issues, identified non year 2000 compliant computer equipment and software, communicated with applicable third party vendors of the Company in order to gather information on year 2000 matters beyond the Company's internal information technologies, scheduled and partially completed year 2000 testing of the Company's applicable information systems, and planned to develop and test a year 2000 contingency plan. The total cost of the Company's year 2000 compliance efforts is currently estimated to be approximately $100,000.

         The Company currently anticipates that the Y2K Team will complete its year 2000 compliance efforts during the third quarter of 1999, which is prior to any currently anticipated material adverse effect the year 2000 issue may have on the Company's business, financial condition and results of operations. Additionally, StarTek uses certain of its clients' software applications in performing its outsourced services. Such client-owned software used by StarTek, if not year 2000 compliant, could cause significant interruptions and delays in the Company's services, revenues and cash receipts. Currently, management is unaware of any specific year 2000 issues related to client-owned software used in StarTek's day to day operations. The Company currently believes, based on its current year 2000 compliance planning, the year 2000 issue will not pose material adverse problems to its business. However, if the Company's, its third party vendors', subcontractors' and clients' year 2000 compliance efforts are not successful, or not completed in a timely manner, the year 2000 issue could have a material adverse effect on the operations of the Company.

         The anticipated cost and timing to complete the year 2000 compliance efforts mentioned above are based on estimates which have been derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to completely identify and correct all relevant information systems, the ability to coordinate successfully with its third party vendors, subcontractors and clients in order to attempt to insure year 2000 issues beyond the Company's internal information systems are also successfully and timely addressed, and other uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a further discussion of factors relating to the Company's "Year 2000 Compliance".

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although the Company cannot accurately anticipate the effect of domestic and foreign inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on its results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Reliance on Principal Client Relationships

     A substantial portion of the Company's revenue is generated from its principal client(s) and the loss of its principal client(s) could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's two largest clients during the twelve and three months ended December 31, 1997 were Microsoft Corporation ("Microsoft") and Hewlett-Packard Company ("Hewlett-Packard"). Microsoft, which began its outsourcing relationship with StarTek in April 1996, accounted for approximately 56.3% of the Company's revenues during the year ended December 31, 1997. The Company provides various outsourced services to various divisions of Hewlett-Packard, each of which the Company considers separate clients since each division acts through a relatively autonomous decision maker. Hewlett-Packard's various divisions accounted for approximately 25.4% of the Company's revenues during the year ended December 31, 1997. The Company began its outsourcing relationship with Hewlett-Packard in 1987. The Company's largest client during the year ended December 31, 1998 was Microsoft. Microsoft accounted for approximately 72.5% of the Company's revenues during the year ended December 31, 1998. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), it would be able to timely replace its principal client(s) with clients which generate a comparable amount of revenues.

Variability of Quarterly Operating Results

     The Company's business is highly seasonal and is, at times, conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the first and second quarters due to the timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. Additionally, the Company has experienced, and expects to continue to experience, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of existing and future client product launches; (ii) the expiration or termination of existing client projects; (iii) the timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from current and future clients; (iv) the seasonal nature of certain clients' businesses; (v) the cyclical nature of certain high technology clients' businesses; and (vi) changes in the Company's principal client base.

Year 2000 Compliance

         As the year 2000 approaches, an issue impacting all companies, including StarTek, has emerged regarding how existing application software programs, computer operating systems and other operating equipment which use embedded computer chips can accommodate this date value. Software programs, computer operating systems and other operating equipment that have date-sensitive programming or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of StarTek's operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Similarly, disruptions in the operations of StarTek's clients, third party vendors and/or subcontractors due to the year 2000 issue could materially and adversely affect StarTek's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Year 2000 Compliance" set forth herein for a further discussion of the Company's year 2000 compliance efforts.

Difficulties in Managing Business Undergoing Rapid Growth

         StarTek has experienced rapid growth over the past several years and anticipates continued future growth. Continued growth depends on a number of factors, including the Company's ability to (i) initiate, develop and maintain new and existing client relationships, particularly relationships with its principal client(s); (ii) expand its sales and marketing organization; (iii) recruit, motivate and retain qualified management, customer support and other personnel; (iv) rapidly expand the capacity of its existing facilities or identify, acquire or lease suitable additional facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; (v) provide high quality services to its clients; and (vi) maintain relationships with high-quality and reliable suppliers. Continued rapid growth can be expected to place significant strain upon the Company's management, employees, operations, operating and financial systems, and other resources. To accommodate such growth and to compete effectively, the Company must continue to implement and improve its information systems, procedures, and controls and expand, train, motivate, and manage its workforce. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Further, there can be no assurance the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations or achieve planned growth on a timely and profitable basis. If the Company is unable to manage growth effectively or if growth does not occur, its business, results of operations and financial condition could be materially and adversely affected.

Risks Associated with Rapidly Changing Technology

         Continued and substantial world-wide use and development of the Internet as a delivery system for computer software, hardware, computer games, other computer related products, and products in general could significantly and adversely affect demand for the Company's services. Additionally, the Company's success is significantly dependent on its computer equipment, telecommunications equipment, software systems, operating systems, and financial systems. There can be no assurance that the Company will be able to timely and successfully develop and market any new services, that such services will be commercially successful or that clients' and competitors' technologies or services will not render the Company's services obsolete. Furthermore, the Company's failure to successfully and timely implement sophisticated technology or to respond effectively to technological changes in general, could have a material adverse effect on the Company's success, growth prospects, results of operations and financial condition.

Dependence on Labor Force

         StarTek's success is largely dependent on its ability to recruit, hire, train, and retain qualified employees. The Company's business is labor intensive and continues to experience relatively high personnel turnover. The Company's operations, especially its technical support teleservices, generally require specially trained employees. Increases in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease its operating efficiency and productivity. Also, the addition of new clients or the implementation of new projects for existing clients may require the Company to recruit, hire, and train personnel at accelerated rates. There can be no assurance that the Company will be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth. In addition, because a substantial portion of the Company's operating expenses consist of labor related costs, continued labor shortages together with increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor related expenses) could have a material adverse effect on StarTek's business, operating profit and financial condition. Furthermore, certain of StarTek's facilities are located in areas with relatively low unemployment rates and/or relatively high labor costs, thus potentially making it more difficult and costly to hire qualified personnel.

Risks Associated with International Operations and Expansion

         StarTek currently conducts business in Europe and Asia, in addition to its North American operations. Such international operations accounted for approximately 13.9% of the Company's total revenues for the year ended December 31, 1998. A component of the Company's growth strategy continues to be expansion of its international operations. There can be no assurance that the Company will be able to continue or expand its capacity to market, sell, and deliver its services in international markets or that it will be able to develop relationships with other businesses to expand its international operations. Additionally, there are certain risks inherent in conducting international business, including: (i) exposure to foreign currency fluctuations against the U.S. dollar; (ii) potentially longer working capital cycles; (iii) greater difficulties in collecting accounts receivable; (iv) difficulties in complying with a variety of foreign laws and foreign tax regulations; (v) unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; (vi) difficulties in staffing and effectively managing foreign operations; and (vii) political instability and adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations, growth prospects and financial condition.

Control by Principal Stockholders

         As of March 24, 1999, A. Emmet Stephenson, Jr., Chairman of the Board and co-founder of the Company, and his family, beneficially own approximately 66.2% of the Company's outstanding common stock. As a result, Mr. Stephenson and his family will be able to elect the entire Board of Directors of the Company and to control substantially all other matters requiring action by the Company's stockholders. Additionally, substantially all of the Company's revenues, operating expenses and operating results in general are derived from the Company's wholly-owned subsidiaries. Mr. Stephenson is also the sole Director for each of the Company's wholly-owned subsidiaries. Such voting concentration may discourage, delay or prevent a change in control of the Company and its wholly-owned subsidiaries.

Dependence on Key Personnel

         The Company's success to date has depended in large part on the skills and efforts of Mr. Stephenson and of Michael W. Morgan, President, Chief Executive Officer, Director and co-founder of the Company. As of March 24, 1999, Mr. Stephenson and his family and Mr. Morgan beneficially own approximately 66.2% and 7.0% of the Company's outstanding common stock, respectively. Mr. Stephenson and Mr. Morgan have not entered into employment agreements with the Company and there can be no assurance that the Company can retain the services of these individuals. The loss of either Mr. Stephenson or Mr. Morgan, or the Company's inability to hire or retain other qualified officers, directors and key employees, could have a material adverse effect on the Company's success, growth prospects, results of operations and financial condition.

Dependence on Key Industries and Trends Toward Outsourcing

         StarTek's current client base primarily consists of companies engaged primarily in the computer software, computer hardware, Internet, E-commerce, technology and telecommunications industries. The Company's business and growth is largely dependent on the continued demand for its services from clients in these industries and industries targeted by the Company, and current trends in such industries to outsource various non-core functions which are offered on an outsourced basis by the Company. A general economic downturn in the computer industry or in other industries targeted by the Company or a slowdown or reversal of the trend in these industries to outsource services provided by the Company could materially and adversely affect the Company's business, results of operations, growth prospects and financial condition.

Risks Associated with the Company's Contracts

     The Company typically enters into written agreements with each client for outsourced services or performs services on a purchase order basis. Under substantially all of the Company's significant arrangements with its clients, including its principal clients, the Company typically generates revenues based in large part, on the number and duration of customer inquiries, and the volume, complexity, and type of components involved in its clients' products. Consequently, the amount of StarTek's revenues generated from any particular client is generally dependent upon customers' purchase and use of its clients' products. There can be no assurance as to the number of customers who will be attracted to the products of the Company's clients or that the Company's clients will continue to develop new products that will require the Company's services. Although the Company currently seeks to sign multi-year contracts with its clients, the Company's contracts generally (i) permit termination upon relatively short notice by its clients, (ii) do not designate the Company as its clients' exclusive outsourcing service provider, (iii) do not penalize its clients for early termination, and (iv) generally hold the Company responsible for work performed which does not meet certain pre-defined specifications. To the extent the Company works on a purchase order basis, agreements with its clients frequently do not provide for minimum purchase requirements, except in connection with certain of its technical support and customer care services. Several of the Company's contracts require the Company, through its wholly-owned subsidiaries and for certain of its facilities and services, to maintain ISO 9002 certification.

Highly Competitive Market

     The markets in which the Company operates are highly competitive. The Company expects competition to persist and intensify in the future. The Company's competitors include small firms offering specific applications, divisions of large companies, large independent firms and, most significantly, the in-house operations of the Company's existing and potential clients. A number of competitors have or may develop financial and other resources greater than those of the Company. Similarly, there can be no assurance that additional competitors with greater name recognition and resources than the Company will not enter the markets in which the Company operates. Because the in-house operations of the Company's existing and potential clients are significant competitors of the Company, the Company's performance and growth could be materially and adversely affected if its clients decide to provide in-house services that currently are outsourced or if potential clients retain or increase their in-house capabilities. Further, a decision by its principal client(s) to consolidate its outsourced services with a company other than StarTek could materially and adversely affect the Company's business, particularly due to the fact that the Company is not the largest supplier of any of the services it currently provides to its principal client(s). Additionally, competitive pressures from current or future competitors could result in substantial price erosion, which could materially and adversely affect the Company's business, results of operations and financial condition.

Risks of Business Interruptions

         StarTek's operations are dependent upon its ability to protect its facilities, clients' products, confidential client information, computer equipment, telecommunications equipment, and software systems against damage from Internet interruption, fire, power loss, telecommunications interruption, E-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, and other emergencies and the ability of its suppliers, to deliver component parts on an expedited basis. While the Company maintains certain procedures and contingency plans to minimize the detrimental impact of such events, there can be no assurance that such procedures and plans will be successful. In the event the Company experiences temporary or permanent interruptions or other emergencies at one or more of its facilities, the Company's business could be materially and adversely affected and the Company may be required to pay contractual damages to its clients or allow its clients to terminate or renegotiate their arrangements with the Company. While the Company maintains property and business interruption insurance, such insurance may not adequately and/or timely compensate the Company for all losses that it may incur. Further, some of the Company's operations, including telecommunication systems and telecommunication networks, and the Company's ability to timely and consistently access and use 24 hours per day, seven days per week, telephone, Internet, E-commerce, E-mail, facsimile connections, and other forms of communication, are substantially dependent upon telephone companies, Internet service providers, T1 lines, etc. If such communications are interrupted on a short or long-term basis, the Company's services would be similarly interrupted and delayed.

Volatility of Stock Price

         The market price of StarTek's common stock may be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, the success of the Company in implementing its business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. Additionally, the stock market has experienced substantial price and volume fluctuations that have particularly affected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of StarTek's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation initiated against the Company could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect the Company's business, results of operations and financial condition.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following discusses the Company's exposure to market risk related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates. Primarily all of the Company's investment decisions are directed by its Chairman of the Board. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, equity market prices, foreign currency exchange rates, and those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results". See also Note 1 and Note 3 to the consolidated financial statements set forth herein for a further discussion of the Company's cash and cash equivalents and investments available for sale.

Interest Rate Sensitivity and Other General Market Risks

     Cash and cash equivalents. As of December 31, 1998, the Company had cash and cash equivalents of approximately $19.6 million, which consisted of (i) approximately $1.4 million invested in various money market funds and overnight investments at a weighted average interest rate of approximately 5.5%, (ii) approximately $17.9 million invested in various commercial paper securities at a weighted average interest rate of approximately 6.1%, and (iii) approximately $0.3 million in various non-interest bearing operating accounts. StarTek considers cash equivalents to be short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. As of December 31, 1998, the Company had investments available for sale of $16.8 million. These investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond related mutual funds, other debt securities, and various equity related mutual funds. Corporate bonds , foreign government bonds denominated in U.S. dollars, bond related mutual funds, and other debt securities held in the Company's investment portfolio are subject to interest rate risk and will fall in value if market interest rates increase.

     The fair market value of, and the estimated cash flows from, the Company's investments in corporate bonds are substantially dependent upon the creditworthiness of certain corporations that are expected to repay their debts, including interest, as they become due, to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

     The Company's investments in foreign government bonds denominated in U.S. dollars entail special risks of global investing; these include, but are not limited to, (i) currency exchange fluctuations which could adversely affect the ability of foreign governments to repay their debts in U.S. dollars, (ii) foreign government regulations, and (iii) the potential for political and economic instability. The fair market value of such investments in foreign government bonds (denominated in U.S. dollars) can be expected to be more volatile than that of U.S. government bonds. These risks are intensified for the Company's investments in debt of foreign governments located in countries generally considered to be emerging markets.

     The table below provides information about maturity dates and corresponding weighted average interest rates with regard to certain of StarTek's investments available for sale as of December 31, 1998.

                                                                    EXPECTED MATURITY DATE
                               WEIGHTED AVERAGE                            --COST--
                                INTEREST RATES                      (DOLLARS IN THOUSANDS)
                               ------------------------------------------------------------------------------    -------------
                                                  1999     2000     2001     2002  2003  THEREAFTER   TOTAL        FAIR VALUE
                                                  ----     ----     ----     ----  ----  ----------   -----        ----------
  Corporate bonds                    8.3%        $ 1,063       --        --     --    --         --   $ 1,063         $ 1,079
  Corporate bonds                    7.4%             --  $ 3,590        --     --    --         --   $ 3,590         $ 3,602
  Corporate bonds                    7.3%             --       --   $ 1,888     --    --         --   $ 1,888         $ 1,791
  Corporate bonds                    6.3%             --       --        --     --    --    $ 2,445   $ 2,445         $ 2,354
  Foreign government bonds
  and other                          8.9%             --       --        --     --    --    $ 3,202   $ 3,202         $ 2,907

                                                 =============================================================   =============
  Total                              7.6%        $ 1,063  $ 3,590   $ 1,888     --    --    $ 5,647  $ 12,188        $ 11,733
                                                 =============================================================   =============

     Management believes the Company currently has the ability to hold these investments until maturity, and therefore, if held to maturity, the Company would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income derived from future investments.

     As of December 31, 1998 and as part of its investments available for sale portfolio, the Company also was invested in (i) various bond related mutual funds which, in the aggregate, had an original cost and fair market value of approximately $4.0 million and $3.9 million, respectively and (ii) various real estate investment trusts and equity related mutual funds which, in the aggregate, had an original cost and fair market value of approximately $1.6 million and $1.2 million, respectively.

     Such bond related mutual funds, as of December 31, 1998 (i) had a weighted average interest rate of approximately 6.0%, and a weighted average maturity of approximately three years; (ii) are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments which are intended to reduce fair market value fluctuations; (iv) are subject to interest rate risk and will fall in value if market interest rates increase; and (v) are subject to the quality of the underlying securities within the mutual funds. The Company's investments in such bond related mutual funds entail special risks of global investing, including, but not limited to,
(i) currency exchange fluctuations, (ii) government regulations, and (iii) the potential for political and economic instability. The fair market value of the Company's investments in such bond related mutual funds can be expected to be more volatile than that of a U.S.-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond related mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain of the bond related mutual fund investments are also subject to the effect of leverage, which in a declining market, can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

         Outstanding Debt of the Company. As of December 31, 1998, the Company had outstanding debt of approximately $4.2 million, approximately $3.6 million of which bears interest at an annual fixed rate of 7.0%. Since substantially all of the interest on the Company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate, which was 7.75% as of December 31, 1998. As of December 31, 1998, the Company had no outstanding line of credit obligations.

     The Company has not hedged against interest rate changes.

Equity Price Risk

         As of December 31, 1998, the Company held in its investments available for sale portfolio, certain equity securities with original costs and fair market values, in aggregate, of $1.6 million and $1.2 million, respectively. The Company's investments in equity securities generally consist of various real investment trusts and equity related mutual funds. A substantial decline in the values of real estate investment trusts and equity related mutual funds, and equity prices in general could have a material adverse effect on the Company's equity investments.

     The Company has not hedged against equity price changes.

Foreign Currency Exchange Risk

     Approximately 5.9% of the Company's total revenues for 1998 were derived from arrangements whereby the Company received payments from its clients in currencies other than U.S. dollars. The terms of the Company's agreements with its clients and its foreign subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom operations. If an arrangement provides for the Company to receive payments in a foreign currency, the ultimate revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, the ultimate cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services and operating expenses. In the past, the Company's exposure to currency exchange risks has been minimal in connection with its day to day operations in the United Kingdom. However, as the international portion of the Company's business grows, more revenues and expenses may be denominated in foreign currency, and this will increase the Company's exposure to fluctuations in currency exchange rates.

     The Company has not hedged against foreign currency exchange rate changes related to its day to day operations in the United Kingdom. However, certain of its investments classified as bond related mutual funds (discussed in further detail above as part of "Interest Rate Sensitivity and Other General Market Risks") include investments in various forms of currency risk hedging instruments which are intended to reduce fair market value fluctuations of such mutual funds.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY FINANCIAL DATA

         The consolidated financial statements and supplementary data of the Company required by this Item are set forth herein at the pages indicated at
Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEMS 10 THROUGH 13

         The information required under Item 10. (Directors and Executive Officers of the Registrant), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management) and Item 13. (Certain Relationships and Related Transactions) will be included in StarTek's Proxy Statement to be delivered in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Document List

1.       Financial Statements
         Response to this portion of Item 14. is submitted per the Index to Financial Statements, Supplementary Data and
         Financial Statement Schedules on page 24 of this Form 10-K.

2.       Supplementary Data and Financial Statement Schedules
         Response to this portion of Item 14. is submitted per the Index to Financial Statements, Supplementary Data and
         Financial Statement Schedules on page 24 of this Form 10-K.

3.       An Index of Exhibits is on page 43 of this Form 10-K.

(b) Reports on Form 8-K.
         No reports on Form 8-K were filed by the Company during the three months ended December 31, 1998.

                         STARTEK, INC. AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                          FINANCIAL STATEMENT SCHEDULES



                                                                PAGE NUMBER IN
                                                                   FORM 10-K
                                                                  ---------
         FINANCIAL STATEMENTS:

         Report of Independent Auditors                                25

         Consolidated Balance Sheets,
         as of December 31, 1997 and 1998                              26

         Consolidated Statements of Operations,
         years ended December 31, 1996, 1997 and 1998                  27

         Consolidated Statements of Cash Flows,
         years ended December 31, 1996, 1997 and 1998                  28

         Consolidated Statements of Stockholders' Equity,
         years ended December 31, 1996, 1997 and 1998                  29

         Notes to Consolidated Financial Statements                    30

         SUPPLEMENTARY DATA:

         Selected Financial Data                                        8

         FINANCIAL STATEMENT SCHEDULES

         None. All schedules have been included in the Consolidated Financial Statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
StarTek, Inc.

         We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                      ERNST & YOUNG LLP




Denver, Colorado
February 20, 1999

                         STARTEK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31
                                                             1997        1998
                                                           --------    --------
ASSETS

Current assets:
     Cash and cash equivalents                             $ 26,960    $ 19,593
     Investments available for sale                           7,356      16,829
     Trade accounts receivable, less
        allowance for doubtful accounts of $383 and $441
        as of December 31, 1997 and 1998, respectively       12,518      20,476
     Inventories                                              2,539       2,772
     Deferred tax assets                                        440       1,135
     Prepaid expenses and other                                 205         165
                                                           --------    --------
Total current assets                                         50,018      60,970
Property, plant and equipment, net                            8,151      19,171
Other assets                                                      3          60
                                                           --------    --------
Total assets                                               $ 58,172    $ 80,201
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $  9,387    $ 17,433
     Accrued liabilities                                      1,292       2,092
     Income taxes payable                                       106       1,944
     Current portion of capital lease obligations                82          46
     Current portion of long-term debt                           26         906
     Other                                                      421         213
                                                           --------    --------
Total current liabilities                                    11,314      22,634
Capital lease obligations, less current portion                 121          77
Long-term debt, less current portion                            435       3,196
Deferred income taxes                                           231         144
Other                                                            65          17

Commitments                                                      --          --

Stockholders' equity:
     Common stock                                               138         138
     Additional paid-in capital                              41,661      41,661
     Cumulative currency translation adjustment                  70         167
     Unrealized loss on investments available for sale          (92)       (606)
     Retained earnings                                        4,229      12,773
                                                           --------    --------
Total stockholders' equity                                   46,006      54,133
                                                           --------    --------
Total liabilities and stockholders' equity                 $ 58,172    $ 80,201
                                                           ========    ========



See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  YEAR ENDED DECEMBER 31
                                             1996           1997         1998
                                         -----------    -----------   -----------
Revenues                                 $    71,584    $    89,150   $   140,984
Cost of services                              57,238         71,986       115,079
                                         -----------    -----------   -----------
Gross profit                                  14,346         17,164        25,905
Selling, general and administrative
  expenses                                     7,764          8,703        14,714
Management fee expense                         6,172          3,126            --
                                         -----------    -----------   -----------
Operating profit                                 410          5,335        11,191
Net interest income (expense) and
  other                                         (372)           933         2,254
                                         -----------    -----------   -----------
Income before income taxes                        38          6,268        13,445
Income tax expense                               112          2,110         4,901
                                         -----------    -----------   -----------
Net income (loss)                        $       (74)   $     4,158   $     8,544
                                         ===========    ===========   ===========
Basic and diluted net income per share                                $      0.62
Weighted average shares outstanding                                    13,828,571





See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31
                                                                       1996        1997        1998
                                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $    (74)   $  4,158    $  8,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                        1,438       1,829       2,852
   Deferred income taxes                                                   --        (153)       (577)
   Gain on sale of assets                                                  --          --        (106)
   Changes in operating assets and liabilities :
      Accounts receivable                                               2,231      (1,487)     (7,958)
      Inventories                                                      (1,177)         (4)       (233)
      Prepaid expenses and other assets                                    87         (65)        (17)
      Accounts payable                                                 (2,744)      2,425       8,046
      Income taxes payable                                                 --         106       1,838
      Accrued and other liabilities                                     1,657        (661)        679
                                                                     --------    --------    --------
Net cash provided by operating activities                               1,418       6,148      13,068
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                             (1,333)     (3,191)    (14,108)
Proceeds from disposition of property, plant and equipment                 --          --         181
Purchases of investments available for sale                                --      (7,504)    (18,684)
Proceeds from disposition of investments available for sale                --          --       8,397
Collections on notes receivable-stockholders                              663         213          --
                                                                     --------    --------    --------
Net cash used in investing activities                                    (670)    (10,482)    (24,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (principal payments on) line of credit
borrowings                                                                 49      (3,500)         --
Principal payments on borrowings                                           (7)     (1,854)        (62)
Proceeds from borrowings and capital lease obligations                    819       1,500       3,729
Principal payments on capital lease obligations                          (847)     (2,218)        (80)
Principal payments on notes payable-stockholders                         (738)         --          --
Dividend to S corporation principal stockholders                           --      (8,000)         --
Principal payments on note payable-affiliate                           (1,112)         --          --
Net proceeds from initial public offering of common stock                  --      41,042          --
Contributed capital                                                     3,240       1,641          --
                                                                     --------    --------    --------
Net cash provided by financing activities                               1,404      28,611       3,587
Effect of exchange rate changes on cash                                   139         (59)        192
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents                    2,291      24,218      (7,367)
Cash and cash equivalents at beginning of year                            451       2,742      26,960
                                                                     --------    --------    --------
Cash and cash equivalents at end of year                             $  2,742    $ 26,960    $ 19,593
                                                                     ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                               $    535    $    368    $     58
Income taxes paid                                                    $    112    $  2,263    $  3,640
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Equipment acquired or refinanced under capital leases                $  1,017    $     --    $     --
Property, plant and equipment acquired or refinanced under
         long-term debt                                              $     --    $    261    $  3,629
Net unrealized loss on investments available for sale                $     --    $     92    $    514




See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                 ACCUMULATED
                                            COMMON STOCK    ADDITIONAL      NOTE                    OTHER          TOTAL
                                        ------------------    PAID-IN    RECEIVABLE   RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                            SHARES  AMOUNT    CAPITAL    STOCKHOLDER  EARNINGS     INCOME          EQUITY
                                        --------------------------------------------------------------------------------------
Balance, December 31, 1995                   43,200   $ 1     $ 2,908      $ (213)     $ 1,112      $ (10)            $ 3,798
         Contributed capital                     --   --        3,240        --          --           --                3,240

         Net loss                                --   --        --           --            (74)       --                 (74)
         Currency translation
           adjustment                            --   --        --           --          --          139                  139
                                                                                                               ---------------
         Comprehensive income                    --   --        --           --          --           --                   65
                                                                                                               ---------------

                                        --------------------------------------------------------------------------------------
Balance, December 31, 1996                   43,200    1       6,148        (213)       1,038        129                7,103
         Payment of note receivable-
           stockholder                           --   --        --           213         --           --                  213
         Contribution of StarTek
           Europe, Ltd.                     (9,582)   --        --           --          --           --                   --
         Contributed capital                     --   --       1,641         --          --           --                1,641
         322.1064-for-one common stock
           split effected by stock
           dividend, immediately
           prior to closing
           of initial public
           offering                      10,794,953   107      (107)         --          --           --                   --
         Dividend to principal
           stockholders                          --   --      (7,033)        --         (967)         --              (8,000)
         Issuance of common stock
           pursuant to initial public
           offering, net of stock
           issuance costs of $3,958       3,000,000   30      41,012         --          --           --               41,042

         Net income                              --   --        --           --         4,158         --                4,158
         Currency translation
           adjustment                            --   --        --           --          --          (59)                (59)
         Unrealized loss on investments
           available for sale                    --   --        --           --          --          (92)                (92)
                                                                                                               ---------------
         Comprehensive income                    --   --        --           --          --           --                4,007
                                                                                                               ---------------

                                        --------------------------------------------------------------------------------------
Balance, December  31, 1997              13,828,571   138     41,661         --         4,229        (22)              46,006

         Net income                              --   --        --           --         8,544         --                8,544
         Currency translation
           adjustment                            --   --        --           --          --           97                   97
         Unrealized loss on investments
           available for sale                    --   --        --           --          --         (514)               (514)
                                                                                                               ---------------
         Comprehensive income                    --   --        --           --          --           --                8,127
                                                                                                               ---------------

                                        ======================================================================================
Balance, December  31, 1998              13,828,571  $ 138   $ 41,661       $ --      $ 12,773     $ (439)           $ 54,133
                                        ======================================================================================








See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     StarTek, Inc. (the "Company" or "StarTek") was incorporated in Delaware on December 30, 1996. Prior to the formation of the Company, StarTek USA, Inc. and StarTek Europe, Ltd. (previously named StarPak, Inc. and StarPak International, Ltd., respectively, and whose stockholder groups were substantially identical) conducted business as affiliates under common control. Effective January 1, 1997, the stockholders of StarTek USA, Inc. exchanged all of the outstanding shares of capital stock of StarTek USA, Inc. for shares of common stock of the Company, and StarTek USA, Inc. became a wholly-owned subsidiary of the Company. Effective January 24, 1997, the stockholders of StarTek Europe, Ltd. contributed all of its outstanding shares of capital stock to the Company and StarTek Europe, Ltd. became a wholly-owned subsidiary of the Company. Because the shareholder groups of StarTek USA, Inc. and StarTek Europe Ltd. were substantially identical and the relative holdings of the individual stockholders in StarTek were not altered as a result of the contributions, the formation of StarTek has been treated as a combination of entities under common control and accounted for as if it were a pooling of interests. References to the Company and StarTek include these combined entities. Financial statements for periods prior to January 1, 1997 reflect the combined accounts of StarTek USA, Inc. and StarTek Europe, Ltd. After January 1, 1997, the accompanying consolidated financial statements include the accounts of StarTek Inc. and its wholly-owned subsidiaries, StarTek USA, Inc., StarTek Europe, Ltd.. During 1998, the Company formed two other wholly-owned subsidiaries, StarTek Pacific, Ltd. and Domain.com, Inc. and the accompanying 1998 consolidated financial statements also include the accounts of these two subsidiaries. All significant intercompany transactions have been eliminated.

         Business Operations

         StarTek is a leading international provider of integrated, value-added, outsourced process management services primarily for Fortune 500 companies. The Company's process management services encompass a wide spectrum of service platforms, including logistics management (selection and management of suppliers), management of product assembly and packaging, E-commerce order processing and fulfillment, Internet support, product distribution, direct store distribution, warehouse services and inventory management, inbound technical support and customer care teleservices, telecommunications process management, and product order processing. The Company has operations in North America, Europe and Asia.

         Capital Stock

         Immediately prior to the closing of the Company's initial public offering in June 1997, the Company declared a 322.1064-for-one stock split of the Company's common stock. All references in the notes to the consolidated financial statements to shares, related prices in per share calculations, per share amounts and stock option plan data have been restated to reflect the split.

         Foreign Currency Translation

         The assets and liabilities of the Company's European operations are translated into U.S dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, net of applicable deferred income taxes (1997 tax benefit of $42 and 1998 tax of $53), are recorded in a separate component of stockholders' equity:

         The Company's Singapore operations, and related assets and liabilities are primarily denominated in U.S. dollars. Foreign currency transaction gains and losses related are included in determining net income (loss).
Such gains and losses were not material for any period presented.

         Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which was effective in 1998 for the Company. The statement establishes new rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $65, $4,007 and $8,127 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Segment Information

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which was effective for 1998 for the Company. The statement changes the way companies report segment information in annual financial statements by requiring the "management approach" for reporting financial and descriptive information about operating segments. The adoption of Statement No. 131 did not change the Company's segment information disclosure and, as such, no restatement of prior years' segment information was necessary.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings Per Share

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the periods presented, the additional shares assuming dilution has no impact on earnings per share because the average price per share of common stock during the period was less than the exercise price of the options.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications

         Certain reclassifications of the 1996 and 1997 consolidated financial statements and related notes have been made to conform with the 1998 presentation.

     Revenue Recognition

         Revenues are recognized as services are completed.

         Training

         Training costs pertaining to start-up and ongoing projects are expensed during the year incurred.

         Fair Value of Financial Instruments

         Financial instruments consist of cash and cash equivalents, investments available for sale, accounts receivable and payable, notes receivable, debt and capital lease obligations. The carrying values of cash and cash equivalents, and accounts receivable and payable approximate fair value. Investments available for sale are reported at fair value. Management believes the difference between the fair values and carrying values of debt and capital lease obligations would not be materially different because interest rates approximate market rates for material items.

         Cash and Cash Equivalents

         The Company considers cash equivalents to be short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

     Investments Available for Sale

         Investments available for sale consist of debt and equity securities which are reported at fair value, with the unrealized gains and losses, net of tax (1997 tax benefit of $56 and 1998 tax benefit of $295) reported in a separate component of stockholders' equity. There have been no unrealized gains and losses or declines in value judged to be other than temporary on investments available for sale. The original cost of investments available for sale which are sold is based on the specific identification method. Interest on investments available for sale is included in interest income.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventories

         Inventories are valued at average costs that approximate actual costs computed on a first-in, first-out basis, not in excess of market value.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

         Depreciation and amortization of equipment is computed using the straight-line method based on the following estimated useful lives:


                                                                       Estimated Useful Lives
                                                                       ----------------------

         Buildings and improvements                                           7 to 30.5 years
         Equipment, and equipment acquired under capital leases                  3 to 5 years
         Furniture and fixtures                                                       7 years


     Income Taxes

         Effective July 1, 1992, StarTek USA, Inc. elected Subchapter S status for income tax purposes, and StarTek Europe, Ltd. elected Subchapter S status at inception. On June 17, 1997, Subchapter S status was terminated and the Company has thereafter been taxable as a C corporation. During the Subchapter S status period, income and expenses of the Company were reportable on the tax returns of the stockholders and no provision was made for federal and state income taxes.

         Subsequent to the termination of the Company's Subchapter S status, the Company began accounting for income taxes using the liability method of accounting for income taxes as prescribed by FASB Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company is subject to foreign income taxes on certain of its operations.

         Management Fee Expense

         Prior to the Company's June 24, 1997 initial public offering and in addition to general compensation for services rendered, certain S corporation stockholders and an affiliate were paid certain management fees, bonuses and other fees in connection with services rendered to the Company, which were not included in selling, general and administrative expenses. Such management fees have been reflected as management fee expense as set forth below. Effective with the closing of the Company's June 24, 1997 initial public offering, these management fees, bonuses and other fees were discontinued.

         After the closing of the June 24, 1997 initial public offering, all compensation payable to persons who are now stockholders of the Company (or an affiliate of such stockholder) are in the form of advisory fees, salaries and bonuses (which at current rates aggregate approximately $516 annually) and are included in selling, general and administrative expenses. Prior to 1997, the Company also had an operating lease for office space with a partnership in which major stockholders of the Company were the general partner and limited partner. Payments under the lease for the year ended December 31, 1996 were $70. Such advisory fees and salaries and operating lease payments are also set forth below:


                                                                   YEAR ENDED DECEMBER 31
                                                              1996          1997           1998
                                                            -------       -------          -----
         Selling, general and administrative expenses         $ 564         $ 512          $ 516
         Management fee expense                             $ 6,172       $ 3,126             --

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.       UNAUDITED PRO FORMA INFORMATION

         Unaudited Pro Forma Consolidated Statement of Operations

         The following unaudited pro forma consolidated statement of operations present the effect on the historical 1997 consolidated statement of operations of the elimination of management fee expense paid to stockholders and their affiliates as these fees were discontinued upon the completion of the initial public offering in June 1997 and a provision for income taxes of 37.3% as if the Company were taxed as a C corporation for the entire year of 1997. In connection with the closing of the initial public offering in June 1997, the Company's S corporation status terminated.


                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            1997
                                                         (UNAUDITED)
                                                         -----------
     Revenues                                              $ 89,150
     Cost of services                                        71,986
                                                           --------
     Gross profit
                                                             17,164
     Selling, general and administrative expenses             8,703
                                                           --------
     Operating profit                                         8,461
     Net interest income ( expense) and other                   933
                                                           --------
     Income before income taxes                               9,394
     Income tax expense
                                                              3,504
                                                           --------
     Net income                                            $  5,890
                                                           ========
     Basic and diluted net income per share                $   0.47
     Weighted average shares outstanding                 12,652,680



         Pro Forma Basic and Diluted  Net Income Per Common Share

         Pro forma basic and diluted net income per share for the year ended December 31, 1997 is based on the following number of shares of common stock:

Shares outstanding after giving effect to 322.1064-for-one stock split effected
     by a stock dividend                                                                                    10,828,571
Shares deemed outstanding prior to closing of initial public offering, representing the number of shares (at an initial public offering price of $15.00 per share)
     sufficient to fund payment of $8,000 note payable to principal stockholders                               254,246
3,000,000 shares issued in connection with initial public offering completed
     June 24, 1997, for days outstanding in 1997                                                             1,569,863
                                                                                                         -------------
Weighted average shares outstanding                                                                         12,652,680
                                                                                                         =============

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.       INVESTMENTS AVAILABLE FOR SALE

         The following is a summary of investments available for sale as of December 31, 1997:

                                                             GROSS        GROSS        ESTIMATED
                                                           UNREALIZED  UNREALIZED        FAIR
                                             COST            GAINS       LOSSES          VALUE
                                     -----------------------------------------------------------
         Corporate bonds                    $ 2,205           $ 5        $ (45)         $ 2,165
         Bond mutual funds                    5,196            --         (108)           5,088
         Other debt securities                  103                          --             103
                                                               --
                                     -----------------------------------------------------------
         Total                              $ 7,504           $ 5       $ (153)         $ 7,356
                                     ===========================================================

         The following is a summary of investments available for sale as of December 31, 1998:

                                                            GROSS         GROSS        ESTIMATED
                                                          UNREALIZED   UNREALIZED        FAIR
                                             COST           GAINS        LOSSES          VALUE
                                     -----------------------------------------------------------
         Corporate bonds                    $ 8,987          $ 80       $ (239)         $ 8,828
         Foreign government bonds             2,915           150         (308)           2,757
         Bond mutual funds                    4,005             1         (132)           3,874
         Other debt securities                  286            --         (138)             148
         Equity securities                    1,598            --         (376)           1,222
                                     -----------------------------------------------------------
         Total                             $ 17,791         $ 231     $ (1,193)        $ 16,829
                                     ===========================================================

         The amortized cost and estimated fair value of investments available for sale as of December 31, 1998, by contractual maturity, are:

                                                                             ESTIMATED
                                                             COST           FAIR VALUE
                                                        ---------------- ------------------
        Corporate bonds, foreign government bonds
          and certain other debt securities
          maturing within:
               One year                                          $1,063            $ 1,079
               Two to five years                                  5,478              5,393
               Due after five years                               5,647              5,261
                                                        ---------------- ------------------
                                                                 12,188             11,733
        Bond mutual funds                                         4,005              3,874
        Equity securities                                         1,598              1,222
                                                        ---------------- ------------------
        Total                                                  $ 17,791           $ 16,829
                                                        ================ ==================

         Bond mutual funds are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions.

4.       Inventories

                  The Company frequently purchases components of its clients' products as an integral part of its supplier management services and in advance of providing its product assembly and packaging services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. The Company generally has the right to be reimbursed from its clients for unused inventories. Client-owned inventories are not reflected in the Company's balance sheet. Inventories consist of:

                                                  DECEMBER 31
                                            ----------------------
                                                1997       1998
                                            ----------------------
        Purchased components and
        fabricated assemblies                  $ 2,171    $ 2,313
        Finished goods                             368        459
                                            ----------------------
                                               $ 2,539    $ 2,772
                                            ======================

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.       PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31
                                                        ------------------------------
                                                               1997         1998
                                                        ------------------------------
        Land                                                       $ 636      $ 1,129
        Buildings and improvements                                 3,392        9,656
        Equipment                                                  8,641       14,785
        Furniture and fixtures                                       978        1,445
                                                        ------------------------------
                                                                  13,647       27,015

        Less accumulated depreciation and amortization            (5,496)      (7,844)
                                                        ------------------------------
        Property, plant and equipment, net                       $ 8,151     $ 19,171
                                                        ==============================


     On February 18, 1999, the Company ordered certain call center computer hardware and software with an aggregate purchase price of approximately $800. Completion of installation of this call center equipment is currently scheduled to occur during the second quarter of 1999.

6.       LINE OF CREDIT

     As of December 31, 1997 and 1998, the Company had a revolving line of credit agreement with a bank whereby the bank agreed to loan the Company up to $5,000. No amount was outstanding under the line of credit as of December 31, 1997 and 1998. Interest is payable monthly and accrues at the bank's prime rate (8.5% as of December 31, 1997 and 7.75% as of December 31, 1998). This revolving line of credit matures on April 30, 1999.

     The Company has pledged as security certain of its wholly-owned subsidiaries' accounts receivable under the revolving line of credit agreement. The Company must maintain working capital of $17,500 and tangible net worth of $25,000 and maintain not less than $250 in non-interest bearing accounts with the bank. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of and for the years ended December 31, 1997 and 1998, the Company was in compliance with all of the various financial and other covenants provided for under the line of credit.

7.       LEASES

     During 1997, the Company paid the majority of its capital lease obligations from the proceeds of its initial public offering.

     Amortization of equipment held under capital lease obligations is included in depreciation and amortization expense. Included in property, plant and equipment in the accompanying consolidated balance sheets is the following equipment held under capital leases:


                                               DECEMBER 31
                                        --------------------------
                                            1997         1998
                                        --------------------------
         Equipment                              $ 261       $ 261
         Less accumulated amortization          (165)       (233)
                                        --------------------------
                                                 $ 96        $ 28
                                        ==========================


     The Company also leases equipment under various non-cancelable operating leases. As of December 31, 1998, future minimum rental commitments for capital and operating leases are:

                                                              CAPITAL     OPERATING
                                                               LEASES       LEASES
                                                             ----------- -------------
         1999                                                      $ 57         $ 406
         2000                                                        44           171
         2001                                                        40            50
         2002                                                        --            47
         2003                                                        --            27
         Thereafter                                                  --            --
                                                             -------------------------
         Total minimum lease payments                               141         $ 701
                                                                         =============
         Less amount representing interest                         (18)
                                                             -----------
         Present value of minimum lease payments                    123
         Less current portion of obligations under capital
         leases                                                     (46)
                                                             -----------
         Obligations under capital leases, less current
         portion                                                   $ 77
                                                             ===========


     Rent expense, including equipment rentals, for 1996, 1997 and 1998 was $382, $271 and $410, respectively.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.       LEASES (CONTINUED)

     On February 16, 1999, the Company entered into an operating lease agreement whereby the Company acquired use of 46,350 square-feet of building space in Grand Junction, Colorado to be used by the Company for call center, general office use and other services as appropriate for the general purposes of the Company. The term of the lease agreement commences on April 1, 1999 and unless earlier terminated or extended, continues until March 31, 2009. Pursuant to the terms of the lease agreement, the Company was granted, among other things, (i) a right of first refusal to purchase the property, of which the leased space is a part, during the lease term and (ii) a right to terminate the lease agreement anytime after the end of the fifth year by giving the landlord 180 day prior written notice to terminate. Assuming the operating lease agreement is not terminated, future minimum rental commitments, excluding certain taxes and utilities as defined, are:

         1999                         $ 73
         2000                           97
         2001                           97
         2002                          101
         2003                          105
         Thereafter                    607
                               ------------
                                   $ 1,080
                               ============


8.       TENNESSEE FINANCING AGREEMENT

     On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Board") in connection with the Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the "Equipment Loan"). The Facility Note bears interest at 9% per annum commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan generally contains the same provisions as the Facility Note and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004. As of December 31, 1998, the Company had used approximately $3,900 and $1,174 of the Facility Note and Equipment Loan, respectively, and correspondingly entered into further lease arrangements with the Board.

     All transactions related to the purchase of the notes by the Company from the Board and the lease arrangements from the Board to the Company have been offset against each other, and accordingly have no impact on the consolidated balance sheets. The assets acquired are included in property, plant and equipment. Similarly, the interest income and interest expense related to the notes and lease arrangements, respectively, have also been offset. The lease payments are equal to the amount of principal and interest payments on the notes, and accordingly have no impact on the consolidated statements of operations.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.       LONG-TERM DEBT

                                                            DECEMBER 31
                                                   -------------------------------
                                                       1997            1998
                                                   ------------- -----------------
         Economic development loan                        $ 200             $ 200
         Promissory note with waiver provisions             261               238
         Unsecured loan                                      --               100
         Equipment loan                                      --             3,564
                                                   ------------- -----------------
                                                            461             4,102
         Less current portion of long-term debt            (26)             (906)
                                                   ------------- -----------------
         Long-term debt, less current portion             $ 435           $ 3,196
                                                   ============= =================


         In December 1996, the Company received a $200 economic development loan which bears interest at 6% per annum and is collateralized by certain equipment. Interest payments are due quarterly on the remaining unpaid principal balance and, beginning January 1, 1999 continuing through January 1, 2001, principal payments of $30 are due semi-annually. A final principal payment of $50 is due on July 1, 2001.

         In December 1997, the Company acquired land for $261 and financed the purchase through a non-interest bearing ten-year promissory note. The principal balance of the note declines on an equal basis, without payment, over ten years so long as the Company does not sell or transfer the parcel or fail to continuously operate a customer support service center thereon.

     On August 15, 1998, the Company received a $100 unsecured loan maturing on January 2, 2000, which provides for interest at a fixed annual rate of 6.5%. The $100 loan balance, including all accrued interest, is due and payable on January 2, 2000.

         On October 26, 1998, the Company entered into an equipment loan agreement with a finance company, which matures on November 2, 2002. In connection with the equipment loan, the Company received cash of $3,629 in exchange for providing, among other things, certain collateral which generally consisted of equipment, furniture and fixtures used in the Company's business. The equipment loan provides for interest at a fixed annual interest rate of 7.00% and for the Company to pay forty-eight equal monthly installments of $87, the first of which was due and paid in December 1998. In addition to the collateral described above, the Company granted to the finance company a secondary security interest in certain of its wholly-owned subsidiaries' accounts receivable. During the year ended December 31, 1998, interest expense incurred on the equipment loan was $21.

         Future scheduled annual principal payments of long-term debt, including amounts related to the $261 promissory note with waiver provisions, as of December 31, 1998 are:

         1999           $ 906
         2000           1,068
         2001           1,048
         2002             950
         2003              26
         Thereafter       104
                     ---------
                      $ 4,102
                     =========

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.      INCOME TAXES

     The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Since June 18, 1997, the Company has been taxable as a C corporation and income taxes have been accrued since that date. The Company is subject to foreign income taxes on certain of its operations. Pretax income from the taxable period June 18, 1997, through December 31, 1997 was $6,818, of which $6,143 and $675 were attributable to domestic and foreign operations, respectively.

         The significant components of the provision for income taxes for the period June 18, 1997 through December 31, 1997 and for the year ended December 31, 1998 are:

                                     1997        1998
                                  ----------- -----------
         Current:
           Federal                   $ 2,211     $ 5,311
           Foreign                         9         123
           State                          99         249
                                  ----------- -----------
         Total current                 2,319       5,683
         Deferred:
           Federal                      (181)       (678)
           State                         (28)       (104)
                                  ----------- -----------
         Total deferred                 (209)       (782)
                                  ----------- -----------
         Total income tax
         expense                     $ 2,110     $ 4,901
                                  =========== ===========


         The significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included in the accompanying balance sheets as of December 31 are:

                                                         1997       1998
                                                       ---------- ---------
         Deferred tax assets:
                  Bad debt allowance                       $ 143     $ 161
                  Vacation accrual                            92       233
                  Accrued expenses                           108       280
                  Other                                       97       461
                                                       ---------- ---------
         Total deferred tax assets
                                                             440     1,135
         Long-term deferred tax liabilities:
                  Tax depreciation in excess of book       (231)      (49)
                  Other                                       --      (95)
                                                       ---------- ---------
         Total long-term deferred tax liabilities          (231)     (144)
                                                       ---------- ---------
         Net deferred tax assets                           $ 209     $ 991
                                                       ========== =========


         The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate for the period June 18, 1997 through December 31, 1997 and for the year ended December 31, 1998 are:

                                                        1997          1998
                                                -------------   -----------
         Tax at U.S. statutory rates                    34.0%         35.0%
         State income taxes, net of federal tax
                           benefit                       3.3           3.2
         One-time credit to record deferred
                  tax asset upon termination of
                  S corporation status                  (4.4)           --
         Other, net                                     (2.0)         (1.7)
                                                -------------   -----------
                                                        30.9%         36.5%
                                                =============   ===========


11.      NET INTEREST INCOME (EXPENSE) AND OTHER

                                                      YEAR ENDED DECEMBER 31
                                              ----------------------------------------
                                                  1996           1997        1998
                                              --------------  ----------- ------------
         Interest income                               $ 18      $ 1,229     $ 2,122
         Interest expense                           $  (443)     $  (373)    $   (58)
         Other income and expense                        53           77         190
                                              ==============  =========== ============
         Net interest income (expense) and
         other                                      $  (372)     $   933     $ 2,254
                                              ==============  =========== ============

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.      STOCKHOLDERS' EQUITY

     Immediately prior to the closing of the Company's initial public offering in June 1997, the Company declared a 322.1064-for-one stock split of the Company's common stock. All references in the notes to the consolidated financial statements to shares and related prices in per share calculations, per share amounts and stock option plan data have been restated to reflect the split.

         Immediately prior to closing the offering, the Company also declared an $8,000 dividend approximating the additional paid-in capital and retained earning of the Company as of the closing date, payable to the principal stockholders (the "Principal Stockholders") pursuant to certain promissory notes. The promissory notes payable to the Principal Stockholders were paid from net proceeds of the Company's initial public offering.

         The common stock and additional paid-in capital as of December 31, 1997 and 1998 are:

         Preferred stock-undesignated; 15,000,000 shares, $.01 par
         value,   authorized; no shares outstanding                                  $ --
         Common stock; 95,000,000 shares, $.01 par value, authorized;
                  13,828,571 shares outstanding                                       138
         Additional paid-in capital                                                41,661
                                                                          ----------------
                                                                                 $ 41,799
                                                                          ================


13.      STOCK OPTIONS

         1987 Stock Option Plan

         Effective July 24, 1987, the stockholders of StarTek USA, Inc. approved a Stock Option Plan ("Plan"), which provided for the grant of stock options, stock appreciation rights ("SARs") and supplemental bonuses to key employees. The stock options were intended to qualify as "incentive stock options" as defined in Section 422A of the Internal Revenue Code unless specifically designated as "nonstatutory stock options."

         The options granted under the Plan could be exercised for a period of not more than 10 years and one month from the date of grant, or any shorter period as determined by StarTek USA, Inc.'s Board of Directors. The option price of any incentive stock option would be equal to or exceed the fair market value per share on the date of grant, or 110% of the fair market value per share in case of a 10% or greater stockholder. Options generally vested ratably over a five-year period from the date of grant. Unexercised vested options remained exercisable for three calendar months from the date of termination of employment.

         During 1995, StarTek USA, Inc.'s Board of Directors accelerated the vesting on all outstanding options under the Plan to allow the holders to exercise any granted options. Subsequently, all outstanding options were exercised. In aggregate, the option holders paid $18 in cash and delivered a note of $213 bearing interest at 4.63% to StarTek USA, Inc. in exchange for shares of common stock. This note was secured by 288,607 shares of StarTek USA, Inc. common stock. On January 22, 1997, the note and all accrued interest thereon was repaid in full. Options for 2,124,936 shares of common stock were available for grant at the end of 1996.

         The Plan was terminated effective January 24, 1997.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.      STOCK OPTIONS (CONTINUED)

         1997 Stock Option Plan

         On February 13, 1997, the Company's Board of Directors approved the StarTek, Inc. Stock Option Plan (the "Option Plan") and, on January 27, 1997, the Director Stock Option Plan (the "Director Option Plan").

         The Option Plan was established to provide stock options, SARs and incentive stock options (cumulatively referred to as the "Options") to key employees, directors (other than non-employee directors), consultants, and other independent contractors. The Option Plan provides for the Options to be granted for a maximum of 985,000 shares of common stock, which are to be awarded by determination of committee of non-employee directors. Unless otherwise determined by the committee, all of the Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options' grant date and expire at the earlier of (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the Options' grant date, (ii) three months after the termination of employment of the participant as outlined by the Option Plan, (iii) six months after the participant's death, or (iv) immediately upon termination for "cause".

     The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the Company's board of directors and serve continuously from the commencement of their term (the "Participants"). The Director Option Plan provides for stock options to be granted for a maximum of 90,000 shares of common stock. Participants were automatically granted options to acquire 10,000 shares of common stock upon the closing of the Company's June 1997 initial public offering. Additionally, each Participant will be automatically granted options to acquire 3,000 shares of common stock on the date of each annual meeting of stockholders thereafter at which such Participant is reelected to serve on the Company's board of directors. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of (i) the date of the Participant's membership on the Company's board of directors is terminated for cause, (ii) ten years from the option grant date, or (iii) one year after the Participant's death.

         The following is a summary of stock option activity during 1997 and 1998:

                                              1997       1998

         Outstanding as of beginning of year      --     611,500
         Granted                             618,500      36,200
         Exercised                                --          --
         Canceled                             (7,000)    (33,900)
                                            --------- -----------
         Outstanding as of end of year       611,500     613,800
                                            ========= ===========
         Exercisable as of end of year        20,000     140,200

        There was no stock option activity during 1996. As of December 31, 1997, exercise prices for options issued and outstanding were $15.00, except for 8,000 options, which were priced at $13.06.

     As of December 31, 1998, the exercise price for options outstanding, each of which is exercisable on a basis of one option for one share of the Company's common stock, was $15.00 for 583,000 options, $13.06 for 8,000 options, $12.69 for 6,000 options, $12.25 for 7,600 options and $10.38 for 9,200 options. As of December 31, 1998, there were 132,600 fully vested options exercisable at $15.00 per share, 1,600 fully vested options exercisable at $13.06 per share and 6,000 fully vested options exercisable at $12.69 per share. Options for 397,200 and 64,000 shares of the Company's common stock were available for future grant as of December 31, 1998 under the Option Plan and Director Option Plan, respectively.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  STOCK OPTIONS (CONTINUED)

     The Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Pro forma information regarding net income and net income per share is required by Statement 123, Accounting For Stock Based Compensation, and has been determined as if the Company had accounted for its stock options under the fair value method as provided for by Statement 123. The fair value for options granted during 1997 was estimated as of the date of grant using a Black-Scholes option pricing model assuming a 6% risk-free interest rate, a seven year life for the options, a 30% expected volatility and no dividends. The fair value for options granted during 1998 was also estimated as of the date of grant using a Black-Scholes option pricing model assuming a 5.5% risk-free interest rate, a seven year life for the options, a 55.1% expected volatility and no dividends. The weighted average grant date fair market value of options granted during 1997 and 1998 was approximately $7 per share. Had this method been used in the determination of pro forma net income for 1997, pro forma net income would have decreased by $367 and pro forma basic and diluted net income per share would have decreased by $0.03. Similarly, had this method been used in the determination of net income for 1998, net income would have decreased by $559 and basic and diluted net income per share would have decreased by $0.04.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

14.  GEOGRAPHIC AREA INFORMATION

     The Company, operating in a single industry segment, provides a variety of integrated outsourcing services to other businesses throughout the world. As of and for the years ended December 31, 1996 and 1997, the Company's operations in Asia, and the Company's long-lived assets located in Europe and Asia as of December 31, 1996, 1997, and 1998, were not material and have been combined with North America in the following table. The Company's North America operations are located in the United States of America. The Company's Europe operations are located in the United Kingdom. The Company's Asia operations are located in Singapore. Revenues, operating profit and identifiable assets, classified by the major geographic areas in which the Company operates, are:

                                               NORTH
                                              AMERICA           EUROPE               ASIA          ELIMINATIONS      TOTAL
                                      ---------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Revenues                                      $ 59,563         $ 12,021              $ --              $ --         $ 71,584
Operating profit                                   377               33                --                --              410
Identifiable assets                           $ 21,236          $ 3,459              $ --         $ (1,716)         $ 22,979
YEAR ENDED DECEMBER 31, 1997
Revenues                                      $ 79,011         $ 10,139              $ --              $ --         $ 89,150
Operating profit                                 4,587              748                --                --            5,335
Identifiable assets                           $ 55,072          $ 4,123              $ --         $ (1,023)         $ 58,172
YEAR ENDED DECEMBER 31, 1998
Revenues                                     $ 121,374          $ 8,317          $ 11,293              $ --        $ 140,984
Operating profit                                10,279              330               582                --           11,191
Identifiable assets                           $ 76,385          $ 2,861           $ 1,075           $ (120)         $ 80,201


15.  PRINCIPAL CLIENTS

     Two clients accounted for 38.4% and 33.4% of revenues for the year ended December 31, 1996. Two clients accounted for 56.3% and 25.4% of revenues for the year ended December 31, 1997. One client accounted for 72.5% of revenues for the year ended December 31, 1998.

     The loss of its principal client(s) could have a material adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for potentially uncollectible accounts. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk exists as of December 31, 1998.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.      QUARTERLY DATA (UNAUDITED)

                                                                           1997 QUARTERS ENDED
                                                      ---------------------------------------------------------------
                                                        MARCH 31         JUNE 30        SEPTEMBER 30    DECEMBER 31
                                                      -------------    ------------    --------------- --------------
Historical:
     Revenues                                             $ 16,667        $ 16,067           $ 20,226       $ 36,190
     Gross profit                                            3,935           3,526              3,920          5,783
     Selling, general and administrative
       expenses                                              2,164           1,952              2,135          2,452
     Management fee expense                                    793           2,333
     Operating profit (loss)                                   978           (760)              1,785          3,332
     Net income (loss)                                         894           (642)              1,454          2,452
     Net income per share                                                                        0.11           0.18
     Weighted average shares outstanding                                                   13,828,571     13,828,571

Pro Forma (a):
     Revenues                                             $ 16,667        $ 16,067
     Gross profit                                            3,935           3,526
     Selling, general and administrative expenses            2,164           1,952
     Management fee expense                                     --              --
     Operating profit                                        1,771           1,574
     Net income                                              1,058             925
     Basic and diluted net income per share                   0.09            0.08
     Weighted average shares outstanding                11,361,904      11,551,647

Weighted Average Shares Outstanding :
     Shares outstanding after giving effect to
       322.1064-for-one stock split effected by
       a stock dividend                                 10,828,571      10,828,571         10,828,571     10,828,571
     Shares deemed outstanding prior to closing of
       initial public offering, representing the
       number of shares (at an initial public
       offering price of $15.00 per share)
       sufficient to fund payment of $8,000 note
       payable to principal stockholders                   533,333         492,307                 --             --
     3,000,000 shares issued in connection with
       initial public offering in June 1997, for
       days outstanding in the respective
       periods                                                  --         230,769          3,000,000      3,000,000
                                                      -------------    ------------    --------------- --------------
Weighted average shares outstanding                     11,361,904      11,551,647         13,828,571     13,828,571
                                                      =============    ============    =============== ==============


                                                                           1998 QUARTERS ENDED
                                                     ----------------------------------------------------------------
                                                       MARCH 31          JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                     --------------    ------------   ---------------- --------------
Revenues                                                  $ 24,321        $ 24,692           $ 31,617       $ 60,354
Gross profit                                                 4,564           4,684              5,821         10,836
Selling, general and administrative expenses                 2,732           3,285              3,483          5,214
Operating profit                                             1,832           1,399              2,338          5,622
Net income                                                   1,512           1,338              1,787          3,907
Basic and diluted net income per share                        0.11            0.10               0.13           0.28
Weighted average shares outstanding                     13,828,571      13,828,571         13,828,571     13,828,571


-----------------------------------

(a) From July 1, 1992 and until the June 1997 initial public offering, the Company was an S corporation and, accordingly, was not subject to federal or state income taxes. Subsequent to the initial public offering, the Company has been subject to income taxation as a C corporation. Pro forma net income for quarters through June 30, 1997 (i) reflects the elimination of management fee expense and (ii) includes a provision for federal, state and foreign income taxes at an effective rate of 37.3%. Management fee expense was discontinued with the initial public offering in June 1997.

                                  STARTEK, INC.
                                INDEX OF EXHIBITS
  Exhibits
--------------
          3.1 Restated Certificate of Incorporation of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29,
                           1997).
          3.2 Restated Bylaws of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
          4.1 Specimen Common Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
         10.1 StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
         10.2 Form of Stock Option Agreement (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
         10.3 StarTek, Inc. Director Stock Option Plan (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29,
                           1997).
         10.4              Lease by and between East Mercia Developments
                           Limited and StarTek Europe, Ltd. and StarTek USA
                           Inc. (formerly named StarPak International, Ltd. and StarPak, Inc., respectively) (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
         10.5 Promissory Note of StarTek USA, Inc. (formerly named StarPak, Inc.) dated December 29, 1995 in the principal amount of $1,111,844.17 payable to the order of General Communications, Inc. (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
         10.6 HP Purchase Agreement dated September 1, 1995 by and between Hewlett-Packard Company, StarTek USA, Inc. and StarTek Europe, Ltd. (formerly named StarPak, Inc. and StarPak International, Ltd., respectively) (incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26,
                           1997).
         10.7 Microsoft Supply, Manufacturing and Services Agreement dated March 28, 1996 by and between Microsoft Corporation and StarTek USA, Inc.
                           (formerly named StarPak, Inc.). (incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 1997).
         10.8 Equipment Lease (Schedule No. 01) between Varilease Corporation, as Lessor, and StarTek USA, Inc. (formerly StarPak, Inc.), as Lessee, dated March 7, 1997 (incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 23, 1997).
         10.9 Equipment Lease (Schedule No. 2) between Varilease Corporation, as Lessor, and StarTek USA, Inc. (formerly StarPak, Inc.), as Lessee, dated April 15th, 1997 (incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 23,
                           1997).
        10.10 Loan Agreement, dated November 6, 1997, between StarTek, Inc. (the "Borrower") and Norwest Bank Colorado, National Association (the "Bank") and 360 Day Promissory Note dated November 6, 1997, payable by the Borrower to the Bank (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 1997).
        10.11 Amendment dated September 30, 1997 to HP Purchase Agreement dated September 1, 1995 by and between Hewlett-Packard Company, StarTek USA, Inc. and StarTek Europe, Ltd. (formerly named StarPak, Inc. and StarPak International, Ltd., respectively) (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 1997).
        10.12 Standard Form of Agreement Between Owner (StarTek USA, Inc.) and Contractor (Landmark Builders of Greeley, Inc.) dated December 1, 1997 (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 31, 1998).
        10.13 HP Master Agreement Technical Support Services dated January 7, 1998 by and between Hewlett Packard Company and StarTek USA, Inc. (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 31,
                           1998).
        10.14 Facility lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly-owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial Development Revenue Note, Series A dated as of
                           July 8, 1998 and issued by the Industrial
                           Development Board of the County of Montgomery, Tennessee (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 1998).

        10.15              Microsoft Corporation Manufacturing Agreement
                           between StarTek, Inc. and Microsoft Corporation
                           dated as of January 1, 1998 (incorporated by
                           reference from Form 10-Q Quarterly Report filed with
                           the Securities and Exchange Commission on November
                           13, 1998).
       *10.16              Equipment lease agreement dated as of July 8, 1998
                           between StarTek USA, Inc. (a wholly-owned subsidiary
                           of the Company) and the Industrial Development Board
                           of the County of Montgomery, Tennessee and
                           Industrial Development Revenue Note, Series B dated
                           as of July 8, 1998 and issued by the Industrial
                           Development Board of the County of Montgomery,
                           Tennessee.
        *21.2              Subsidiaries of the Registrant.
        *27.1              Financial Data Schedule.

------------------

* Filed with this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
--------------------------------------------
(Registrant)
By: /s/  Dennis M. Swenson
   -----------------------------------------
Dennis M. Swenson
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer
Date:  3-31-99
     ---------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Michael W. Morgan
--------------------------------------------
Michael W. Morgan
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date:  3-31-99
     ---------------------------------------

/s/  Dennis M. Swenson
--------------------------------------------
Dennis M. Swenson
Executive Vice President and Chief
Financial Officer (Principal Financial and Accounting Officer)
Date:  3-31-99
     ---------------------------------------
/s/  E. Preston Sumner, Jr.
--------------------------------------------
E. Preston Sumner, Jr.
Executive Vice President and Chief Operating Officer
Date:  3-31-99
     ---------------------------------------

/s/  A. Emmet Stephenson, Jr.
--------------------------------------------
A. Emmet Stephenson, Jr.
Chairman of the Board
Date:  3-31-99
     ---------------------------------------

/s/  Thomas O. Ryder
--------------------------------------------
Thomas O. Ryder
Director
Date:  3-31-99
     ---------------------------------------

/s/  Ed Zschau
--------------------------------------------
Ed Zschau
Director
Date:  3-31-99
     ---------------------------------------