Form 10-Q
period 1999-03-31
STARTEK INC
filed 1999-05-17
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999.
                                                            --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

Commission File Number 1-12793
                       -------

                                                        STARTEK, INC.
 ----------------------------------------------------------------------------------------------------------------------------
                                   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            DELAWARE                                                       84-1370538
 ---------------------------------------------------------------    ---------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                                      111 HAVANA STREET
                                                   DENVER, COLORADO 80010
                                          ----------------------------------------
                                          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                                         (ZIP CODE)


                                                       (303) 361-6000
 ----------------------------------------------------------------------------------------------------------------------------
                                    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                                       NOT APPLICABLE
 ----------------------------------------------------------------------------------------------------------------------------
                     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

         Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value--13,828,571 shares as of May 15, 1999

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets -
               December 31, 1998 and March 31, 1999                                                         3

          Condensed Consolidated Statements of Operations -
               Three months ended March 31, 1998 and 1999                                                   4

          Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 1998 and 1999                                                   5

          Notes to Condensed Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosure About
                           Market Risk                                                                     13

PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds                                                         16
Item 6.  Exhibits and Reports on Form 8-K                                                                  16

SIGNATURES                                                                                                 17

PART I.     FINANCIAL INFORMATION

         ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                                        DECEMBER 31                     MARCH 31
                                                                            1998                          1999
                                                                  -------------------------     -------------------------
                                                                                                      (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                                   $ 19,593                     $  19,396
      Investments available for sale                                                16,829                        21,775
      Trade accounts receivable, less allowance for
         doubtful accounts of $441 and $561, respectively                           20,476                        12,582
      Inventories                                                                    2,772                         1,152
      Deferred tax assets                                                            1,135                         1,225
      Prepaid expenses and other                                                       165                           212
                                                                  -------------------------     -------------------------
Total current assets                                                                60,970                        56,342

Property, plant and equipment, net                                                  19,171                        19,708
Other assets                                                                            60                            60
                                                                  -------------------------     ------------------------
Total assets                                                                      $ 80,201                     $  76,110
                                                                  =========================     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $ 17,433                     $  10,626
      Accrued liabilities                                                            2,092                         2,663
      Income taxes payable                                                           1,944                         1,670
      Current portion of capital lease obligations                                      46                            37
      Current portion of long term debt                                                906                           920
      Other                                                                            213                           275
                                                                  -------------------------     -------------------------
Total current liabilities                                                           22,634                        16,191

Capital lease obligations, less current portion                                         77                            67
Long-term debt, less current portion                                                 3,196                         2,954
Deferred income taxes                                                                  144                           345
Other                                                                                   17                            22

Stockholders' equity:
      Common stock                                                                     138                           138
      Additional paid-in capital                                                    41,661                        41,661
      Cumulative translation adjustment                                                167                           102
      Unrealized loss on investments available for sale                               (606)                         (570)
      Retained earnings                                                             12,773                        15,200
                                                                  -------------------------     -------------------------
Total stockholders' equity                                                          54,133                        56,531
                                                                  -------------------------     -------------------------
Total liabilities and stockholders' equity                                        $ 80,201                      $ 76,110
                                                                  =========================     =========================




See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                    THREE MONTHS ENDED MARCH 31
                                               ---------------------------------------

                                                     1998                  1999
                                               -----------------     -----------------
Revenues                                               $ 24,321              $ 40,850
Cost of services                                         19,757                33,164
                                               -----------------     -----------------
Gross profit                                              4,564                 7,686
Selling, general and administrative
      expenses                                            2,732                 4,429
                                               -----------------     -----------------
Operating profit                                          1,832                 3,257
Net interest income and other                               542                   602
                                               -----------------     -----------------
Income before income taxes                                2,374                 3,859
Income tax expense                                          862                 1,432
                                               -----------------     -----------------
Net income                                             $  1,512              $  2,427
                                               =================     =================

Basic and diluted net income per share                 $   0.11              $   0.18
Weighted average shares outstanding                  13,828,571            13,828,571





See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                      THREE MONTHS ENDED MARCH 31
                                                                  ------------------------------------
                                                                        1998                1999
                                                                  -----------------    ---------------
Cash Flows From Operating Activities
Net income                                                                $  1,512           $  2,427
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Depreciation and amortization                                            550                916
      Deferred income taxes                                                     69                111
      (Gain) loss on sale of assets                                             (7)                 3
      Changes in operating assets and liabilities:
         Accounts receivable                                                 3,139              7,894
         Inventories                                                           439              1,620
         Prepaid expenses and other assets                                     (46)               (47)
         Accounts payable                                                     (654)            (6,807)
         Income taxes payable                                                  622               (274)
         Accrued and other liabilities                                        (261)               749
                                                                  -----------------    ---------------
Net cash provided by operating activities                                    5,363              6,592
Cash Flows From Investing Activities
Purchase of property, plant and equipment                                   (2,899)            (1,547)
Proceeds from disposition of property, plant and equipment                      --                  2
Purchases of investments available for sale                                 (4,277)            (7,878)
Proceeds from disposition of investments available for sale                     --              2,985
                                                                  -----------------    ---------------
Net cash used in investing activities                                       (7,176)            (6,438)
Cash Flows From Financing Activities
Principal payments on borrowings                                                --               (228)
Principal payments on capital lease obligations                                (28)               (19)
                                                                  -----------------    ---------------
Net cash used in financing activities                                          (28)              (247)
Effect of exchange rate changes on cash                                          6               (104)
                                                                  -----------------    ---------------
Net decrease in cash and cash equivalents                                   (1,835)              (197)
Cash and cash equivalents at beginning of period                            26,960             19,593
                                                                  =================    ===============
Cash and cash equivalents at end of period                                $ 25,125           $ 19,396
                                                                  =================    ===============

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                                    $     32           $     68
Income taxes paid                                                         $  1,050           $  1,550
Supplemental Disclosure of Non-Cash Activity
Net unrealized gain on investments available for sale                     $     33           $     36




See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

2.   EARNINGS PER SHARE

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

3.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which was effective in 1998 for the Company. The statement establishes new rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $1,551, and $2,398 for the three months ended March 31, 1998 and 1999, respectively.

4.   SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which was effective in 1998 for the Company. The statement changes the way companies report segment information in annual financial statements by requiring the "management approach" for reporting financial and descriptive information about operating segments. The adoption of Statement No. 131 did not change the Company's segment information disclosure and, as such, no restatement of the prior period's segment information was necessary.

                         STARTEK, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (continued)
                  (dollars in thousands, except per share data)
                                   (unaudited)


5.   INVESTMENTS AVAILABLE FOR SALE

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
                                     ===========================================================

     The following is a summary of investments available for sale as of March 31, 1999:

                                                        GROSS         GROSS        ESTIMATED
                                                     UNREALIZED    UNREALIZED        FAIR
                                          COST          GAINS        LOSSES          VALUE
                                     -----------------------------------------------------------
         Corporate bonds                   $ 13,167          $ 54       $ (206)        $ 13,015
         Foreign government bonds             4,418           168         (227)           4,359
         Bond mutual funds                    3,020             6          (81)           2,945
         Other debt securities                  286            --         (132)             154
         Equity securities                    1,790             5         (493)           1,302
                                     -----------------------------------------------------------
         Total                             $ 22,681         $ 233     $ (1,139)        $ 21,775
                                     ===========================================================

     The amortized cost and estimated fair value of investments available for sale as of March 31, 1999, by contractual maturity, are:

                                                                             ESTIMATED
                                                             COST           FAIR VALUE
                                                        ---------------- ------------------
        Corporate bonds, foreign government bonds,
          and other debt securities maturing within:
               One year                                        $  2,513           $  2,506
               Two to five years                                 10,385             10,378
               Due after five years                               4,973              4,644
                                                        ---------------- ------------------
                                                                 17,871             17,528
        Bond mutual funds                                         3,020              2,945
        Equity securities                                         1,790              1,302
                                                        ---------------- ------------------
        Total                                                  $ 22,681           $ 21,775
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

     Investments available for sale are reported at fair value, with the gross unrealized gains and losses, net of tax reported in a separate component of stockholders' equity.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

6.   INVENTORIES

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

                                              DECEMBER 31, 1998    MARCH 31, 1999
                                            ----------------------------------------
        Purchased components and
          fabricated assemblies                      $ 2,313                 $ 1,069
        Finished goods                                   459                      83
                                            ========================================
                                                     $ 2,772                 $ 1,152
                                            ========================================


7.   PRINCIPAL CLIENTS

     Two clients accounted for approximately 62.1% and 21.1% of the Company's revenues during the three months ended March 31, 1998. One client accounted for approximately 75.7% of the Company's revenues during the three months ended March 31, 1999. The loss of a principal client could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q that are not statements of historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of the Company's principal client(s), the loss or delayed implementation of a large project which could cause quarterly variation in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and the trend toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruption, risks associated with international operations and expansion, dependence on labor force, the year 2000 issue, and highly competitive markets. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are qualified in their entirety by the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:

                                           THREE MONTHS ENDED
                                                MARCH 31
                                        --------------------------
                                          1998          1999
                                        ----------    ----------
Revenues                                    100.0%        100.0%
Cost of services                             81.2          81.2
                                        ----------    ----------
Gross profit                                 18.8          18.8
Selling, general and administrative
     expenses                                11.2          10.8
                                        ----------    ----------
Operating profit                              7.6           8.0
Net interest income and other                 2.2           1.5
                                        ----------    ----------
Income before income taxes                    9.8           9.5
Income tax expense                            3.6           3.5
                                        ==========    ==========
Net income                                    6.2%          6.0%
                                        ==========    ==========

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Revenues. Revenues increased $16.6 million, or 68.0%, from $24.3 million during the three months ended March 31, 1998 to $40.9 million during the three months ended March 31, 1999. This increase was primarily from existing and new clients, partially offset by decreases in the volume of services provided to other existing clients.

     Cost of Services. Cost of services increased $13.4 million, or 67.9%, from $19.8 million during the three months ended March 31, 1998 to $33.2 million during the three months ended March 31, 1999. As a percentage of revenues, cost of services was 81.2% during the three months ended March 31, 1998 and 1999. This percentage amount did not change from period to period as a substantial portion of the Company's revenue growth continues to be derived from its principal client base. The terms of the Company's arrangements with such clients has not changed substantially during this time.

     Gross Profit. Due to the foregoing factors, gross profit increased $3.1 million, or 68.4%, from $4.6 million during the three months ended March 31, 1998 to $7.7 million during the three months ended March 31, 1999. As a percentage of revenues, gross profit was 18.8% during the three months ended March 31, 1998 and 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 62.1%, from $2.7 million during the three months ended March 31, 1998 to $4.4 million during the three months ended March 31, 1999, primarily as a result of increased personnel costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 11.2% during the three months ended March 31, 1998 to 10.8% during the three months ended March 31, 1999, reflecting a lesser relative increase in selling, general and administrative expenses as compared to the increase in revenues.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $1.8 million during the three months ended March 31, 1998 to $3.3 million during the three months ended March 31, 1999. As a percentage of revenues, operating profit increased from 7.6% during the three months ended March 31, 1998 to 8.0% during the three months ended March 31, 1999.

     Net Interest Income and Other. Net interest income and other was $0.5 million during the three months ended March 31, 1998 and $0.6 million during the three months ended March 31, 1999. This increase was primarily a result of an increase in interest income derived from cash equivalents and investments available for sale balances during the three months ended March 31, 1999, partially offset by interest expense incurred as a result of the Company's various debt arrangements it entered into during the second half of 1998.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $1.5 million, or 62.6%, from $2.4 million during the three months ended March 31, 1998 to $3.9 million during the three months ended March 31, 1999. As a percentage of revenues, income before income taxes decreased from 9.8% during the three months ended March 31, 1998 to 9.5% during the three months ended March 31, 1999.

     Income Tax Expense. Income tax expense during the three months ended March 31, 1998 and 1999, reflects a provision for federal, state and foreign income taxes at an effective rate of 36.3% and 37.1%, respectively.

     Net Income. Based on the factors discussed above, net income increased $0.9 million, or 60.5%, from $1.5 million during the three months ended March 31, 1998 to $2.4 million during the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1997, the Company completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $41.0 million. The Company applied such proceeds to repay substantially all of its then outstanding debt, and for working capital and other general corporate purposes, including capital expenditures to expand its operating capacity. Since fully applying the net proceeds it received from the June 1997 initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations and, to a lesser degree, through various forms of debt financing and leasing arrangements. The Company renewed its $5.0 million line of credit with Norwest Bank Colorado, N.A. (the "Bank"), which, pursuant to the terms of the renewed line of credit, matures on April 30, 2001. Borrowings under the line of credit bear interest at the Bank's prime rate. Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of March 31, 1999, and the date of this Form 10-Q, the Company was in compliance with these financial covenants. Collateral for the line of credit is the accounts receivable of certain of the Company's wholly-owned subsidiaries. As of March 31, 1999, no amount was outstanding under the $5.0 million line of credit.

     On February 16, 1999, the Company entered into a lease agreement for building space in Grand Junction, Colorado to be used for a call center, general office use and other services as appropriate for the general purposes of the Company (the "Grand Junction Facility"). The revised term of the lease agreement commences on May 1, 1999 and unless earlier terminated or extended, continues until April 30, 2009. Pursuant to the terms of the lease agreement, the Company was granted, among other things, (i) a right of first refusal to purchase the property, of which the leased space is a part, during the revised lease term, and (ii) a right to terminate the lease agreement anytime after the end of the fifth year by giving the landlord 180 day prior written notice to terminate. Assuming the lease agreement is not terminated, future minimum rental commitments in aggregate, excluding certain taxes and utilities as defined, total approximately $1.1 million and are payable on a monthly basis from May 1999 through April 2009.

     On February 18, 1999 and in connection with the Grand Junction Facility, the Company ordered certain call center computer hardware and software with an aggregate purchase price of approximately $0.8 million. Completion of installation of this call center equipment occurred in May 1999, when the Grand Junction Facility also became operational.

     As of March 31, 1999, the Company had cash, cash equivalents, and investments available for sale of $41.2 million, working capital of $40.2 million and net worth of $56.5 million. The Company's investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, other debt securities, various real estate investment trusts, and equity mutual funds. Such investments held by the Company could be materially and adversely affected by; (i) various domestic and foreign economic conditions, such as recessions, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation, and other factors; and (ii) the inability of certain corporations to repay their debts, including interest amounts, to the Company. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, and investments available for sale.

     Net cash provided by operating activities increased from $5.4 million during the three months ended March 31, 1998 to $6.6 million during the three months ended March 31, 1999. This increase was primarily a result of increases in net income and accrued and other liabilities, and decreases in accounts receivable and inventories. The positive effects of the foregoing were partially offset by an increase in prepaid expenses and other assets and decreases in accounts payable, income taxes payable, and other various tax related items.

     Net cash used in investing activities was $7.2 million during the three months ended March 31, 1998 and $6.4 million during the three months ended March 31, 1999. This decrease was primarily due to a decrease in purchases of property, plant and equipment, partially offset by an increase in net purchases of investments available for sale.

     Net cash used in financing activities was $28,000 during the three months ended March 31, 1998 and $0.3 million during the three months ended March 31, 1999. This increase was primarily due to an increase in principal payments on borrowings, partially offset by a decrease in principal payments on capital lease obligations.

     The effect of currency exchange rate changes on the translation of the Company's United Kingdom operations was not substantial during the three months ended March 31, 1998 and 1999. The terms of the Company's agreements with its clients and its foreign subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom operations. In the past, the Company's exposure to foreign currency exchange risks has been minimal in connection with its day to day operations in the United Kingdom. However, as the international portion of the Company's business grows, more revenues and expenses may be denominated in foreign currency, and this will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with certain of its investments available for sale.

     The Company believes its current cash, cash equivalents and investments available for sale balances, anticipated cash flows from future operations, and the $5.0 million of currently available financing under its $5.0 million line of credit, will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal client(s) and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although the Company cannot accurately anticipate the effect of domestic and foreign inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on its results of operations or financial condition.

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

     A substantial portion of the Company's revenues is generated from its principal client(s) and the loss of its principal client(s) could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's two largest clients during the three months ended March 31, 1998 were Microsoft Corporation ("Microsoft") and Hewlett-Packard Company ("Hewlett-Packard"). The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with StarTek in April 1996, and which accounted for approximately 62.1% of the Company's revenues during the three months ended March 31, 1998. The Company provides various outsourced services to various divisions of Hewlett-Packard, each of which the Company considers separate clients since each division acts through a relatively autonomous decision maker. Hewlett-Packard's various divisions accounted for approximately 21.1% of the Company's revenues during the three months ended March 31, 1998. The Company began its outsourcing relationship with Hewlett-Packard in 1987. The Company's largest client during the three months ended March 31, 1999 was Microsoft. Microsoft accounted for approximately 75.7% of the Company's revenues during the three months ended March 31, 1999. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), it would be able to timely replace its principal client(s) with clients which generate a comparable amount of revenues.

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

     Revenues for the three months ended December 31, 1998 and March 31, 1999 were approximately $60.4 million and $40.9 million, respectively. Typically, the Company's revenues have been lower in the first quarter due to the seasonal nature of its principal clients' and other clients' businesses.

     Gross profit as a percent of revenues remained relatively constant from the three months ended December 31, 1998 to the three months ended March 31, 1999.

     The decrease in selling, general and administrative expenses from the three months ended December 31, 1998 to the three months ended March 31, 1999 was primarily due to a decrease in certain variable operating expenses, which was associated with a decrease in seasonal revenues described above. As a percentage of revenues, selling, general and administrative expenses for the three months ended December 31, 1998 and March 31, 1999 were 8.6% and 10.8%, respectively. This percentage increase was partially due to higher overall revenues during the three months ended December 31, 1998 as a result of the seasonality of the Company's principal clients' and other clients' businesses. This percentage increase was also partially due to generally fixed expenses incurred during the three months ended March 31, 1999 associated with three new facilities which were occupied and operational at various times during 1998, and which provided the Company with approximately 362,000 square feet of additional capacity.

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

     The Company formally created a year 2000 project team (the "Y2K Team") during the first quarter of 1998. The Y2K Team reports directly to the Company's executive committee and periodically provides the executive committee status updates of its year 2000 compliance efforts. To date, the Y2K Team has, among other things, completed its initial assessment of the Company's year 2000 compliance issues, identified non year 2000 compliant computer equipment and software, communicated with applicable third party vendors of the Company in order to gather information on year 2000 matters beyond the Company's internal information technologies, scheduled and partially completed year 2000 testing of the Company's applicable information systems, and has begun to develop the Company's year 2000 contingency plan. The Company plans for the Y2K Team to test its year 2000 contingency plan during the third quarter of 1999. The total cost of the Company's year 2000 compliance efforts is estimated to be approximately $100,000.

     The Company anticipates that the Y2K Team will complete its year 2000 compliance efforts during the third quarter of 1999, which is prior to any anticipated material adverse effect the year 2000 issue may have on the Company's business, financial condition and results of operations. Additionally, StarTek uses certain of its clients' software applications in performing its outsourced services. Such client-owned software used by StarTek, if not year 2000 compliant, could cause significant interruptions and delays in the Company's services, revenues, and cash receipts. Management is unaware of any specific year 2000 issues related to client-owned software used in StarTek's day to day operations. The Company believes, based on its current year 2000 compliance planning, the year 2000 issue will not pose material adverse problems to its business. However, if the Company's, its third party vendors', subcontractors', and/or clients' year 2000 compliance efforts are not successful, or not completed in a timely manner, the year 2000 issue could have a material adverse effect on the operations of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risk related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates. Primarily all of the Company's investment decisions are directed by its Chairman of the Board. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1998.

Interest Rate Sensitivity and Other General Market Risks

     Cash and cash equivalents. As of March 31, 1999, the Company had cash and cash equivalents of approximately $19.4 million, which consisted of (i) approximately $19.3 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 5.2%, and (ii) approximately $0.1 million in various non-interest bearing accounts. StarTek considers cash equivalents to be short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. As of March 31, 1999, the Company had investments available for sale of $21.8 million. These investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, other debt securities, various real estate investment trusts, and equity mutual funds. Corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, and other debt securities held in the Company's investment portfolio are subject to interest rate risk and will fall in value if market interest rates increase.

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

     The table below provides information about maturity dates and corresponding weighted average interest rates with regard to certain of StarTek's investments available for sale as of March 31, 1999.

                                                                      EXPECTED MATURITY DATE
                               WEIGHTED AVERAGE                              --COST--
                                INTEREST RATES                        (DOLLARS IN THOUSANDS)
                              -------------------------------------------------------------------------------------
                                                 1 Year  2 Years   3 Years  4 Years  5 Years  Thereafter   Total      FAIR VALUE
                                                 ------  -------   -------  -------  -------  ----------   -----      ----------

  Corporate bonds                    9.1%        $ 2,513       --        --      --       --         --    $ 2,513      $ 2,506
  Corporate bonds                    6.9%             --  $ 5,306        --      --       --         --      5,306        5,330
  Foreign government bonds           6.3%             --    1,980        --      --       --         --      1,980        1,974
  Corporate bonds                    7.3%             --       --   $ 1,889      --       --         --      1,889        1,910
  Corporate bonds                    7.0%             --       --        --   $ 392       --         --        392          394
  Corporate bonds                    4.3%             --       --        --      --    $ 818         --        818          770
  Corporate bonds                    6.4%             --       --        --      --       --    $ 2,249      2,249        2,105
  Foreign government bonds           9.1%             --       --        --      --       --      2,438      2,438        2,385
  Other                              7.0%             --       --        --      --       --        286        286          154
                                                 ------------------------------------------------------------------  -----------
  Total                              7.3%        $ 2,513  $ 7,286   $ 1,889   $ 392    $ 818    $ 4,973   $ 17,871     $ 17,528
                                                 ==================================================================  ===========

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

     As of March 31, 1999 and as part of its investments available for sale portfolio, the Company also was invested in (i) various bond mutual funds which, in the aggregate, had an original cost and fair market value of approximately $3.0 million and $2.9 million, respectively, and (ii) various real estate investment trusts and equity mutual funds which, in the aggregate, had an original cost and fair market value of approximately $1.8 million and $1.3 million, respectively.

     Such bond mutual funds, as of March 31, 1999 (i) had a weighted average interest rate of approximately 6.0%, and a weighted average maturity of approximately 3 years; (ii) are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments which are intended to reduce fair market value fluctuations; (iv) are subject to interest rate risk and will fall in value if market interest rates increase; and (v) are subject to the quality of the underlying securities within the mutual funds. The Company's investments in such bond mutual funds entail special risks of global investing, including, but not limited to, (i) currency exchange fluctuations, (ii) government regulations, and (iii) the potential for political and economic instability. The fair market value of the Company's investments in such bond mutual funds can be expected to be more volatile than that of a U.S.-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain of the bond mutual fund investments are also subject to the effect of leverage, which in a declining market can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

     Outstanding Debt of the Company. As of March 31, 1999, the Company had outstanding debt of approximately $4.0 million, approximately $3.3 million of which bears interest at an annual fixed rate of 7.0%. Since substantially all of the interest on the Company's debt is fixed, a hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate. As of March 31, 1999, the Company had no outstanding line of credit obligations.

     The Company has not hedged against interest rate changes.

Equity Price Risk

     As of March 31, 1999, the Company held in its investments available for sale portfolio, certain equity securities with original costs and fair market values, in the aggregate, of $1.8 million and $1.3 million, respectively. The Company's investments in equity securities generally consist of various real investment trusts and equity mutual funds. A substantial decline in the values of real estate investment trusts, equity mutual funds, and equity prices in general could have a material adverse effect on the Company's equity investments.

     The Company has not hedged against equity price changes.

Foreign Currency Exchange Risk

     Approximately 4.3% of the Company's revenues during the three months ended March 31, 1999 were derived from arrangements whereby the Company received payments from its clients in currencies other than U.S. dollars. The terms of the Company's agreements with its clients and its foreign subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom operations. If an arrangement provides for the Company to receive payments in a foreign currency, the ultimate revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, the ultimate cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services and operating expenses. In the past, the Company's exposure to currency exchange risks has been minimal in connection with its day to day operations in the United Kingdom. However, as the international portion of the Company's business grows, more revenues and expenses may be denominated in foreign currency, and this will increase the Company's exposure to fluctuations in currency exchange rates.

     The Company has not hedged against foreign currency exchange rate changes related to its day to day operations in the United Kingdom. However, certain of its investments classified as bond mutual funds (discussed in further detail above as part of "Interest Rate Sensitivity and Other General Market Risks") include investments in various forms of currency risk hedging instruments which are intended to reduce fair market value fluctuations of such mutual funds.

PART II.  OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c)    Sales of Unregistered Securities

             The Company did not issue or sell any unregistered securities during the three months ended March 31, 1999.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

                 10.17     Amended and Restated Credit Agreement, dated March 15, 1999, between StarTek, Inc. and
                           Norwest Bank Colorado, National Association, Denver, Colorado.

                 27.1     Financial Data Schedule.


      (b)    Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              STARTEK, INC.
                                                                              --------------------------------------------------
                                                                              (Registrant)


Date:     May 15, 1999                                                        /s/ MICHAEL W. MORGAN
          ------------------------------------------------                    --------------------------------------------------
                                                                              Michael W. Morgan
                                                                              President and Chief Executive Officer


Date:     May 15, 1999                                                        /s/ DENNIS M. SWENSON
          ------------------------------------------------                    --------------------------------------------------
                                                                              Dennis M. Swenson
                                                                              Executive Vice President and Chief Financial Officer
                                                                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
   10.17                Amended and Restated Credit Agreement, dated March 15, 1999, between StarTek, Inc. and
                        Norwest Bank Colorado, National Association, Denver, Colorado.

   27.1                 Financial Data Schedule.