Form 10-Q
period 1999-06-30
STARTEK INC
filed 1999-08-16
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999.
                                                          -------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

Commission File Number 1-12793
                       -------

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

Common Stock, $.01 Par Value-- 13,856,421 shares as of August 12, 1999.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                          Page
PART I.  FINANCIAL INFORMATION                                                                           Number
         ---------------------                                                                           ------
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
               December 31, 1998 and June 30, 1999                                                          3

         Condensed Consolidated Statements of Operations Three months ended
               June 30, 1998 and 1999;
               Six months ended June 30, 1998 and 1999                                                      4

         Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1998 and 1999                                                      5

         Notes to Condensed Consolidated Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                          9

Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk                                                                                 14

PART II.  OTHER INFORMATION
          -----------------

Item 2.  Changes in Securities and Use of Proceeds                                                         17

Item 4.  Submission of Matters to a Vote of Security Holders                                               17

Item 6.  Exhibits and Reports on Form 8-K                                                                  18

SIGNATURES                                                                                                 19
----------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                           DECEMBER 31   JUNE 30
                                                              1998        1999
                                                           -----------   --------
                                                                       (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                             $ 19,593    $ 14,295
      Investments                                             16,829      27,374
      Trade accounts receivable, less allowance for
         doubtful accounts of $441 and $622, respectively     20,476      13,378
      Inventories                                              2,772       1,700
      Deferred tax assets                                      1,135       1,649
      Prepaid expenses and other                                 165         228
                                                            --------    --------
Total current assets                                          60,970      58,624

Property, plant and equipment, net                            19,171      20,965
Other assets                                                      60          78
                                                            --------    --------
Total assets                                                $ 80,201    $ 79,667
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $ 17,433    $ 11,074
      Accrued liabilities                                      2,092       3,702
      Income taxes payable                                     1,944         628
      Current portion of capital lease obligations                46          32
      Current portion of long-term debt                          906         935
      Other                                                      213         488
                                                            --------    --------
Total current liabilities                                     22,634      16,859

Capital lease obligations, less current portion                   77          58
Long-term debt, less current portion                           3,196       2,738
Deferred income taxes                                            144         545
Other                                                             17           7

Stockholders' equity:
      Common stock                                               138         138
      Additional paid-in capital                              41,661      41,848
      Cumulative translation adjustment                          167          22
      Unrealized loss on investments available for sale         (606)       (238)
      Retained earnings                                       12,773      17,690
                                                            --------    --------
Total stockholders' equity                                    54,133      59,460
                                                            --------    --------
Total liabilities and stockholders' equity                  $ 80,201    $ 79,667
                                                            ========    ========




See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                        THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                         -------------------------   -------------------------
                                             1998          1999         1998           1999
                                         -----------   -----------   -----------   -----------
Revenues                                 $    24,692   $    45,723   $    49,013   $    86,573
Cost of services                              20,008        37,216        39,765        70,380
                                         -----------   -----------   -----------   -----------
Gross profit                                   4,684         8,507         9,248        16,193
Selling, general and administrative
      expenses                                 3,285         5,202         6,017         9,631
                                         -----------   -----------   -----------   -----------
Operating profit                               1,399         3,305         3,231         6,562
Net interest income and other                    702           668         1,244         1,270
                                         -----------   -----------   -----------   -----------
Income before income taxes                     2,101         3,973         4,475         7,832
Income tax expense                               763         1,483         1,625         2,915
                                         -----------   -----------   -----------   -----------
Net income                               $     1,338   $     2,490   $     2,850   $     4,917
                                         ===========   ===========   ===========   ===========

Basic and diluted net income per share   $      0.10   $      0.18   $      0.21   $      0.36
Weighted average shares outstanding       13,828,571    13,832,246    13,828,571    13,830,419






See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30
                                                                        --------------------
                                                                          1998        1999
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  2,850    $  4,917
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        1,180       1,892
      Deferred income taxes                                                 (346)       (354)
      (Gain) loss on sale of assets                                         (135)          3
      Changes in operating assets and liabilities:
         Accounts receivable                                               2,728       7,098
         Inventories                                                       1,692       1,072
         Prepaid expenses and other assets                                  (377)        (81)
         Accounts payable                                                 (4,055)     (6,359)
         Income taxes payable                                               (106)     (1,316)
         Accrued and other liabilities                                       481       1,875
                                                                        --------    --------
Net cash provided by operating activities                                  3,912       8,747

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                 (7,478)     (3,812)
Proceeds from disposition of property, plant and equipment                   176           2
Purchases of investments available for sale                               (9,986)    (13,399)
Proceeds from disposition of investments available for sale                   --       5,821
Purchases of trading securities                                               --     (14,401)
Proceeds from disposition of trading securities                               --      12,251
                                                                        --------    --------
Net cash used in investing activities                                    (17,288)    (13,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                                       --         187
Principal payments on borrowings                                              --        (429)
Principal payments on capital lease obligations                              (51)        (33)
                                                                        --------    --------
Net cash used in financing activities                                        (51)       (275)
Effect of exchange rate changes on cash                                       13        (232)
                                                                        --------    --------
Net decrease in cash and cash equivalents                                (13,414)     (5,298)
Cash and cash equivalents at beginning of period                          26,960      19,593
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 13,546    $ 14,295
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                  $     41    $    141
Income taxes paid                                                       $  1,800    $  4,550

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Change in unrealized loss on investments available
    for sale, net of tax                                                $   (184)   $    368



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other interim period of 1999.

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

2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing or method of adoption of SFAS No. 133.

3.       EARNINGS PER SHARE

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the periods presented, the additional shares assuming dilution had no impact on basic earnings per share because the average price per share of common stock was less than the exercise price of the majority of stock options outstanding. The dilutive effect of stock options with exercise prices less than the average price per share of common stock during such periods did not change basic earnings per share.

4.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which was effective in 1998 for the Company. The statement establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $1,128 and $2,742 for the three months ended June 30, 1998 and 1999, respectively. Comprehensive income was $2,679 and $5,140 for the six months ended June 30, 1998 and 1999, respectively.

5.       INVESTMENTS

         The following is a summary of investments available for sale as of December 31, 1998:

                                        GROSS       GROSS     ESTIMATED
                                      UNREALIZED  UNREALIZED    FAIR
                            COST        GAINS       LOSSES      VALUE
                           -------    ----------  ----------  ---------
Corporate bonds            $ 8,987      $ 80       $  (239)    $ 8,828
Foreign government bonds     2,915       150          (308)      2,757
Bond mutual funds            4,005         1          (132)      3,874
Other debt securities          286        --          (138)        148
Equity securities            1,598        --          (376)      1,222
                           -------      ----       -------     -------
Total                      $17,791      $231       $(1,193)    $16,829
                           =======      ====       =======     =======


         The following is a summary of investments available for sale as of June 30, 1999:


                                        GROSS       GROSS     ESTIMATED
                                      UNREALIZED  UNREALIZED    FAIR
                            COST        GAINS       LOSSES      VALUE
                           -------    ----------  ----------  ---------
Corporate bonds            $16,546      $100        $(224)     $16,422
Foreign government bonds     4,416       146         (230)       4,332
Bond mutual funds            1,513        83           --        1,596
Equity securities            2,495        49         (303)       2,241
                           -------      ----        -----      -------
Total                      $24,970      $378        $(757)     $24,591
                           =======      ====        =====      =======


         The amortized cost and estimated fair value of investments available for sale as of June 30, 1999, by contractual maturity, are:

                                                        ESTIMATED
                                                COST    FAIR VALUE
                                               -------  ----------
Corporate bonds and foreign government bonds
maturing within:
       One year                                $ 6,570   $ 6,577
       Two to five years                         9,707     9,690
       Due after five years                      4,685     4,487
                                               -------   -------
                                                20,962    20,754
Bond mutual funds                                1,513     1,596
Equity securities                                2,495     2,241
                                               -------   -------
Total                                          $24,970   $24,591
                                               =======   =======


         Bond mutual funds are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions. Equity securities consist of real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. Investments available for sale are reported at fair value, with the gross unrealized gains and losses, net of tax reported in a separate component of stockholders' equity.

         As of June 30, 1999, the Company was also invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $2,665 and $2,783, respectively. Trading securities are recorded on a trade date basis and are carried at fair market values. Fair market values are determined by the most recently traded price of the security as of the balance sheet date. Gross unrealized gains and losses are reflected in income currently, and as part of interest income and other in the accompanying unaudited consolidated statements of operations. During the three months ended June 30, 1999, gross unrealized gains and losses were $202 and $84, respectively. Trading securities consist primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities.

6.       INVENTORIES

         The Company frequently purchases components of its clients' products as an integral part of its process management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. The Company generally has the right to be reimbursed from its clients for unused inventories. Client-owned inventories are not reflected in the Company's balance sheet. Inventories consist of:

                                     DECEMBER 31, 1998     JUNE 30, 1999
                                     -----------------     -------------
Purchased components and fabricated
    assemblies                            $2,313               $1,388
Finished goods                               459                  312
                                          ------               ------
                                          $2,772               $1,700
                                          ======               ======


7.       PRINCIPAL CLIENTS

         Two clients accounted for approximately 61.6% and 17.2% of the Company's revenues during the three months ended June 30, 1998, and two clients accounted for approximately 61.8% and 19.1% of the Company's revenues during the six months ended June 30, 1998. One client accounted for approximately 77.3% of the Company's revenues during the three months ended June 30, 1999. One client accounted for approximately 76.6% of the Company's revenues during the six months ended June 30, 1999. The loss of a principal client could have a material adverse effect on the Company's business, operating results, and financial condition.

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

         The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:

                                      THREE MONTHS        SIX MONTHS
                                      ENDED JUNE 30      ENDED JUNE 30
                                      --------------    --------------
                                       1998     1999     1998     1999
                                      -----    -----    -----    -----
Revenues                              100.0%   100.0%   100.0%   100.0%
Cost of services                       81.0     81.4     81.1     81.3
                                      -----    -----    -----    -----
Gross profit                           19.0     18.6     18.9     18.7
Selling, general and administrative
     expenses                          13.3     11.4     12.3     11.1
                                      -----    -----    -----    -----
Operating profit                        5.7      7.2      6.6      7.6
Net interest income and other           2.8      1.5      2.5      1.5
                                      -----    -----    -----    -----
Income before income taxes              8.5      8.7      9.1      9.1
Income tax expense                      3.1      3.2      3.3      3.4
                                      -----    -----    -----    -----
Net income                              5.4%     5.5%     5.8%     5.7%
                                      =====    =====    =====    =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased $21.0 million, or 85.2%, from $24.7 million during the three months ended June 30, 1998 to $45.7 million during the three months ended June 30, 1999. This increase was primarily from existing and new clients, partially offset by decreases in the volume of services provided to other existing clients.

         Cost of Services. Cost of services increased $17.2 million, or 86.0%, from $20.0 million during the three months ended June 30, 1998 to $37.2 million during the three months ended June 30, 1999. As a percentage of revenues, cost of services was 81.0% and 81.4% during the three months ended June 30, 1998 and 1999, respectively. This percentage amount remained relatively consistent from period to period.

         Gross Profit. Due to the foregoing factors, gross profit increased $3.8 million, or 81.6%, from $4.7 million during the three months ended June 30, 1998 to $8.5 million during the three months ended June 30, 1999. As a percentage of revenues, gross profit was 19.0% and 18.6% during the three months ended June 30, 1998 and 1999, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 58.4%, from $3.3 million during the three months ended June 30, 1998 to $5.2 million during the three months ended June 30, 1999, primarily as a result of increased personnel costs and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 13.3% during the three months ended June 30, 1998 to 11.4% during the three months ended June 30, 1999, reflecting a lesser relative increase in selling, general and administrative expenses as compared to the increase in revenues.

         Operating Profit. As a result of the foregoing factors, operating profit increased from $1.4 million during the three months ended June 30, 1998 to $3.3 million during the three months ended June 30, 1999. As a percentage of revenues, operating profit increased from 5.7% during the three months ended June 30, 1998 to 7.2% during the three months ended June 30, 1999.

         Net Interest Income and Other. Net interest income and other was approximately $0.7 million during the three months ended June 30, 1998 and 1999. A substantial portion of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt arrangements.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $1.9 million, or 89.1%, from $2.1 million during the three months ended June 30, 1998 to $4.0 million during the three months ended June 30, 1999. As a percentage of revenues, income before income taxes increased from 8.5% during the three months ended June 30, 1998 to 8.7% during the three months ended June 30, 1999.

         Income Tax Expense. Income tax expense during the three months ended June 30, 1998 and 1999, reflects a provision for federal, state, and foreign income taxes at an effective rate of 36.3% and 37.3%, respectively.

         Net Income. Based on the factors discussed above, net income increased $1.2 million, or 86.1%, from $1.3 million during the three months ended June 30, 1998 to $2.5 million during the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased $37.6 million, or 76.6%, from $49.0 million during the six months ended June 30, 1998 to $86.6 million during the six months ended June 30, 1999. This increase was primarily from existing and new clients, partially offset by decreases in the volume of services provided to other existing clients.

         Cost of Services. Cost of services increased $30.6 million, or 77.0%, from $39.8 million during the six months ended June 30, 1998 to $70.4 million during the six months ended June 30, 1999. As a percentage of revenues, cost of services was 81.1% and 81.3% during the six months ended June 30, 1998 and 1999, respectively. This percentage amount remained relatively consistent from period to period.

         Gross Profit. Due to the foregoing factors, gross profit increased $6.9 million, or 75.1%, from $9.3 million during the six months ended June 30, 1998 to $16.2 million during the six months ended June 30, 1999. As a percentage of revenues, gross profit was 18.9% and 18.7% during the six months ended June 30, 1998 and 1999, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.6 million, or 60.1%, from $6.0 million during the six months ended June 30, 1998 to $9.6 million during the six months ended June 30, 1999, primarily as a result of increased personnel and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 12.3% during the six months ended June 30, 1998 to 11.1% during the six months ended June 30, 1999, reflecting a lesser relative increase in selling, general and administrative expenses as compared to the increase in revenues.

         Operating Profit. As a result of the foregoing factors, operating profit increased from $3.2 million during the six months ended June 30, 1998 to $6.6 million during the six months ended June 30, 1999. As a percentage of revenues, operating profit increased from 6.6% during the six months ended June 30, 1998 to 7.6% during the six months ended June 30, 1999.

         Net Interest Income and Other. Net interest income and other was $1.2 million during the six months ended June 30, 1998 and $1.3 million during the six months ended June 30, 1999. A substantial portion of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt arrangements.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $3.3 million, or 75.0%, from $4.5 million during the six months ended June 30, 1998 to $7.8 million during the six months ended June 30, 1999. As a percentage of revenues, income before income taxes was 9.1% during the six months ended June 30, 1998 and 1999.

         Income Tax Expense. Income tax expense during the six months ended June 30, 1998 and 1999, reflects a provision for federal, state and foreign income taxes at an effective rate of 36.3% and 37.2%, respectively.

         Net Income. Based on the factors discussed above, net income increased $2.0 million, or 72.5%, from $2.9 million during the six months ended June 30, 1998 to $4.9 million during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1997, the Company completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $41.0 million. The Company applied such proceeds to repay substantially all of its then outstanding debt, and for working capital and other general corporate purposes, including capital expenditures to expand its operating capacity. Since fully applying the net proceeds it received from the June 1997 initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations and, to a lesser degree, through various forms of debt financing and leasing arrangements. The Company renewed its $5.0 million line of credit with Norwest Bank Colorado, N.A. (the "Bank"), which, pursuant to the terms of the renewed line of credit, matures on April 30, 2001. Borrowings under the line of credit bear interest at the Bank's prime rate. Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of June 30, 1999 and as of the date of this Form 10-Q, the Company was in compliance with these financial covenants. Collateral for the line of credit is trade accounts receivable of certain of the Company's wholly-owned subsidiaries. As of June 30, 1999 and as of the date of this Form 10-Q, no amount was outstanding under the $5.0 million line of credit.

         On February 16, 1999, the Company entered into a lease agreement for building space in Grand Junction, Colorado, to be used for a call center, general office use and other services offered by the Company (the "Grand Junction Facility"). The revised term of the lease agreement commenced on May 1, 1999 and unless earlier terminated or extended, continues until April 30, 2009. Pursuant to the terms of the lease agreement, the Company was granted, among other things: (i) a right of first refusal to purchase the property, of which the leased space is a part, during the revised lease term; and (ii) a right to terminate the lease agreement anytime after the end of the fifth year, by giving the landlord 180 day prior written notice to terminate. Assuming the lease agreement is not terminated after the end of the fifth year, total minimum rental commitments, in the aggregate, excluding certain taxes and utilities as defined, are approximately $1.1 million and are payable on a monthly basis from May 1999 through April 2009.

         On July 16, 1999, the Company entered into a lease agreement for building space in Hartlepool, England, to be used for the continuing operations of StarTek Europe, Ltd. (a wholly-owned subsidiary of the Company). The term of the lease agreement commenced on May 1, 1998 and unless earlier terminated, extended, or otherwise revised, continues until April 30, 2013. If the Company and the landlord do not complete a new lease agreement for additional premises, as defined, the Company was granted the right to terminate the lease agreement on May 1, 2003 by giving the landlord at least six months written notice to terminate. Additionally, if a new lease agreement for additional premises, as defined, is consummated, the Company was granted the right to terminate the lease agreement on May 1, 2008 by giving the landlord at least six months written notice to terminate. Pursuant to the terms of the lease agreement, the Company was granted an option, which commences on May 1, 2008 and expires on July 31, 2008, to purchase the leased property at market value as determined at such time. The lease agreement provides for quarterly lease payments which, in the aggregate for the periods described, are: 106,000 British Pounds from May 1, 1998 through April 30, 1999, all of which the Company has paid; 584,000 British Pounds from May 1, 1999 through April 30, 2003, a portion of which the Company has paid pursuant to the quarterly lease payment schedule provided for in the lease agreement; and 1,095,000 British Pounds from May 1, 2003 through April 30, 2008. Quarterly lease payments from May 1, 2008 through April 30, 2013 are lease payments as agreed to between the landlord and the Company, or by formula in the absence of such an agreement.

         As of June 30, 1999, the Company had cash, cash equivalents, and investment balances of $41.7 million, working capital of $41.8 million and net worth of $59.5 million. The Company's cash and cash equivalents are not restricted. The Company's investments available for sale generally consist of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. As of June 30, 1999, the Company's trading securities consist primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities. The Company's investments available for sale and trading securities could be materially and adversely affected by: (i) various domestic and foreign economic conditions, such as recessions, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation, and other factors; (ii) the inability of certain corporations to repay their debts, including interest amounts, to the Company; and (iii) changes in market prices of common stock, international equity mutual funds, hedging securities, and other derivative securities held by the Company due to the level of trading in such securities, and other risks generally attributable to U.S. based publicly traded companies. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

         Net cash provided by operating activities increased from $3.9 million during the six months ended June 30, 1998 to $8.8 million during the six months ended June 30, 1999. This increase was primarily a result of increases in net income, accrued and other liabilities, and decreases in accounts receivable and inventories. The positive effects of the foregoing were partially offset by decreases in accounts payable, income taxes payable, and deferred income taxes.

         Net cash used in investing activities was $17.3 million during the six months ended June 30, 1998 and $13.5 million during the six months ended June 30, 1999. This decrease was primarily due to decreases in: (i) net purchases of property, plant, and equipment; and (ii) net purchases of investments.

         Net cash used in financing activities was $51,000 during the six months ended June 30, 1998 and $0.3 million during the six months ended June 30, 1999. This increase was primarily due to an increase in principal payments on borrowings, partially offset by: (i) a decrease in principal payments on capital lease obligations; and (ii) proceeds received from exercises of employee stock options during the three months ended June 30, 1999.

         The effect of currency exchange rate changes on the translation of the Company's United Kingdom and Singapore operations was not substantial during the six months ended June 30, 1998 and 1999. The terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. In the past, the Company's exposure to foreign currency exchange risks has been minimal in connection with its day to day operations in the United Kingdom and Singapore. However, as the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with certain of its investments available for sale.

         The Company believes its current cash, cash equivalents, and investment balances, anticipated cash flows from future operations, and the $5.0 million of currently available financing under its $5.0 million line of credit, will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal client(s) and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available, or that if available, it will be available on terms favorable to the Company.

INFLATION AND GENERAL ECONOMIC CONDITIONS

         Although the Company cannot accurately anticipate the effect of domestic and foreign inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on its results of operations or financial condition.

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

         A substantial portion of the Company's revenues is generated from its principal client(s) and the loss of its principal client(s) could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's two largest clients during the three months ended June 30, 1998 were Microsoft Corporation ("Microsoft") and Hewlett-Packard Company ("Hewlett-Packard"). The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996, and which accounted for approximately 61.6% of the Company's revenues during the three months ended June 30, 1998. Hewlett-Packard accounted for approximately 17.2% of the Company's revenues during the three months ended June 30, 1998. The Company's largest client during the three months ended June 30, 1999 was Microsoft. Microsoft accounted for approximately 77.3% of the Company's revenues during the three months ended June 30, 1999. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), it would be able to timely replace its principal client(s) with clients which generate a comparable amount of revenues.

VARIABILITY OF QUARTERLY OPERATING RESULTS

         The Company's business is highly seasonal and is, at times, conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the first and second quarters due to the timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the first and second quarter of 1999 are not necessarily indicative of the results that may be expected for the third and fourth quarter of 1999, or for the year ending December 31, 1999. Additionally, the Company has experienced, and expects to continue to experience, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of existing and future client product launches; (ii) the expiration or termination of existing client projects; (iii) the timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from current and future clients; (iv) the seasonal nature of certain clients' businesses; (v) the cyclical nature of certain high technology clients' businesses; and (vi) changes in the Company's principal client base.

         Revenues for the three months ended March 31, 1999 and June 30, 1999 were approximately $40.9 million and $45.7 million, respectively. Typically, the Company's revenues have been lower in the first and second quarters due to the seasonal nature of its principal clients' and other clients' businesses. However, the Company's revenues for the first and second quarter of 1999 are not necessarily indicative of the revenues that may be expected for the third and fourth quarter of 1999, or for the year ending December 31, 1999.

         Gross profit as a percent of revenues remained relatively consistent for each of the three month periods ended March 31, 1999 and June 30, 1999.

         Selling, general and administrative expenses increased from the three months ended March 31, 1999 to the three months ended June 30, 1999 as a result of increases in certain operating expenses associated with increases in revenues, and increases in personnel and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses remained relatively consistent for the three months ended March 31, 1999 and June 30, 1999.

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

         The Company anticipates that the Y2K Team will complete its year 2000 compliance efforts during the third quarter of 1999, which is prior to any anticipated material adverse effect the year 2000 issue may have on the Company's business, financial condition and results of operations. Additionally, the Company uses certain of its clients' software applications in performing its outsourced services. Such client-owned software used by the Company, if not year 2000 compliant, could cause significant interruptions and delays in the Company's services, revenues, and cash receipts. Management is unaware of any specific year 2000 issues related to client-owned software used in the Company's day to day operations. Management believes, based on its current year 2000 compliance planning, the year 2000 issue will not pose material adverse problems to the Company's business. However, if the Company's, its third party vendors', subcontractors', and/or clients' year 2000 compliance efforts are not successful, or not completed in a timely manner, the year 2000 issue could have a material adverse effect on the operations of the Company.

         The anticipated cost and timing to complete the year 2000 compliance efforts mentioned above are based on estimates which have been derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to completely identify and correct all relevant information systems, the ability to coordinate successfully with its third party vendors, subcontractors, and clients in order to attempt to insure year 2000 issues beyond the Company's internal information systems are also successfully and timely addressed, and other uncertainties.

         The Company's principal client(s)' and other clients' future revenues may be adversely and materially impacted due to slowing demand for their products and services caused by uncertainties surrounding the year 2000 issue. Similarly, the effect the year 2000 issue may have on the Company's revenues and gross profits is difficult to estimate but is a risk to be considered in evaluating the future growth of the Company.

         In a recent Securities and Exchange Commission release regarding year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonable likely worst case year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical and similar supplies serving the Company; widespread disruption of services and functions provided by the Company's telephone, software, and hardware systems; widespread disruption of the services provided by common communications carriers and power grids serving the Company's domestic and international operations; similar disruption to the means and modes of transportation for the Company and its employees, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of the Company's customers' and its suppliers' critical computer hardware and software systems; and the failure of outside entities' systems, including systems related to banking and finance. These and other outages would cause major challenges and would significantly impact the Company's ability to generate revenues during the outage.

         Although the Company expects its systems to be year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or success of its efforts to become year 2000 compliant, or that third party systems are or will be year 2000 compliant, or that the costs required to address the year 2000 issue, or that the impact of a failure to achieve substantial year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition, or results of operations. The Company is in the process of developing contingency plans for certain of its systems and processes in order to attempt to insure continued operations of such systems and processes. This contingency planning consists of preparing to implement alternative work processes in the event of possible system or process failures for certain of the Company's operations.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following discusses the Company's exposure to market risk related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates. Historically, primarily all of the Company's investment decisions were directed by its Chairman of the Board. On May 19, 1999, the Company's Board of Directors approved the Company's current investment portfolio policy which provides for, among other things, investment objectives, and investment portfolio allocation guidelines. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, equity market prices and other general market risks, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1998.

Interest Rate Sensitivity and Other General Market Risks

         Cash and Cash Equivalents. As of June 30, 1999, the Company had cash and cash equivalents of approximately $14.3 million, none of which is restricted, and which consisted of: (i) approximately $13.2 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 5.0%; and (ii) approximately $1.1 million in various non-interest bearing accounts. Management considers cash equivalents to be short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

         Investments Available for Sale. As of June 30, 1999, the Company had investments available for sale of $24.6 million. These investments available for sale generally consist of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. Corporate bonds, foreign government bonds denominated in U.S. dollars, and bond mutual funds held in the Company's investment portfolio are subject to interest rate risk and will fall in value if market interest rates increase.

         The fair market value of, and the estimated cash flows from, the Company's investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations that are expected to repay their debts, including interest, as they become due, to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

         The Company's investments in foreign government bonds denominated in U.S. dollars entail special risks of global investing, these include, but are not limited to: (i) currency exchange fluctuations which could adversely affect the ability of foreign governments to repay their debts in U.S. dollars; (ii) foreign government regulations; and (iii) the potential for political and economic instability. The fair market value of such investments in foreign government bonds (denominated in U.S. dollars) can be expected to be more volatile than that of U.S. government bonds. These risks are intensified for the Company's investments in debt of foreign governments located in countries generally considered to be emerging markets.

         The table below provides information about maturity dates and corresponding weighted average interest rates with regard to certain of the Company's investments available for sale as of June 30, 1999.

                        WEIGHTED                               EXPECTED MATURITY DATE
                        AVERAGE                                       --COST--
                     INTEREST RATES                            (DOLLARS IN THOUSANDS)
                     ------------------------------------------------------------------------------------  ----------
                                     1 year    2 years   3 years   4 years   5 years  Thereafter  Total    FAIR VALUE
                                     -------   -------   -------   -------   -------  ---------- -------   ----------

Corporate bonds            7.8%      $ 4,590        --        --        --        --        --   $ 4,590    $ 4,586
Foreign government bonds   6.3%        1,980        --        --        --        --        --     1,980      1,991
Corporate bonds            6.0%           --   $ 4,289        --        --        --        --     4,289      4,317
Corporate bonds            7.7%           --        --   $ 3,819        --        --        --     3,819      3,835
Corporate bonds            5.3%           --        --        --   $   781        --        --       781        780
Corporate bonds            4.3%           --        --        --        --   $   818        --       818        758
Corporate bonds            6.4%           --        --        --        --        --   $ 2,249     2,249      2,146
Foreign government bonds   9.1%           --        --        --        --        --     2,436     2,436      2,341
                                     -------   -------   -------   -------   -------   -------   -------    -------
Total                      7.0%      $ 6,570   $ 4,289   $ 3,819   $   781   $   818   $ 4,685   $20,962    $20,754
                                     =======   =======   =======   =======   =======   =======   =======    =======

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

         As of June 30, 1999 and as part of its investments available for sale portfolio, the Company also was invested in: (i) various bond mutual funds which, in the aggregate, had an original cost and fair market value of approximately $1.5 million and $1.6 million, respectively; and (ii) real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies which, in the aggregate, had an original cost and fair market value of approximately $2.5 million and $2.2 million, respectively.

         Such bond mutual funds, as of June 30, 1999: (i) had a weighted average yield of approximately 7.9%, and a weighted average maturity of approximately 3 years; (ii) are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments which are intended to reduce fair market value fluctuations; (iv) are subject to interest rate risk and will fall in value if market interest rates increase; and (v) are subject to the quality of the underlying securities within the mutual funds. The Company's investments in such bond mutual funds entail special risks of global investing, including, but not limited to: (i) currency exchange fluctuations; (ii) foreign government regulations; and (iii) the potential for political and economic instability. The fair market value of the Company's investments in such bond mutual funds can be expected to be more volatile than that of a U.S.-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain of the bond mutual fund investments are also subject to the effect of leverage, which in a declining market can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

         Outstanding Debt of the Company. As of June 30, 1999, the Company had outstanding debt of approximately $3.7 million, approximately $3.1 million of which bears interest at an annual fixed rate of 7.0%. Since substantially all of the interest on the Company's debt is fixed, management believes that a hypothetical 10.0% decrease in interest rates would not have a material adverse effect on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate. As of June 30, 1999, the Company had no outstanding line of credit obligations. The Company has not hedged against interest rate changes.

Equity Price Risk and Other General Market Risks

         Investments Available for Sale. As of June 30, 1999, the Company held in its investments available for sale portfolio, certain equity securities with original costs and fair market values, in the aggregate, of $2.5 million and $2.2 million, respectively. The Company's investments in equity securities consist of real investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. A substantial decline in the value of equity securities and equity prices in general could have a material adverse effect on the Company's equity investments. Also, the price of common stock held by the Company could be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

         Trading Securities. As of June 30, 1999, the Company was also invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $2.7 million and $2.8 million, respectively. Trading securities, which consist primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities are held to meet short-term investment objectives. The Company enters into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As part of trading securities and as of June 30, 1999, the Company was invested in derivative securities which consist of: (i) written put options for a total of 41,000 shares of common stock of certain U.S. based publicly traded companies with a weighted average exercise price of approximately $20.18 per share, all of which had a contractual expiration date of July 16, 1999; and (ii) written call options for a total of 41,000 shares of common stock of certain U.S. based publicly traded companies with a weighted average exercise price of approximately $20.18 per share, all of which had a contractual expiration date of July 16, 1999. Management believes the risk of loss to the Company in the event of nonperformance by any party under these agreements is not substantial. Because of the potential limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if the Company were to sell or close out the transactions. Management believes such differences are not substantial to the Company's results of operations, financial condition, or liquidity. A substantial decline and/or change in the value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities could be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risk

         Approximately 8.3% of the Company's revenues during the six months ended June 30, 1999 were derived from arrangements whereby the Company received payments from its clients in currencies other than U.S. dollars. The terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, the ultimate revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, the ultimate cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services and operating expenses. In the past, the Company's exposure to currency exchange risks has been minimal in connection with its day to day operations in the United Kingdom and Singapore. However, as the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its day to day operations in the United Kingdom and Singapore.

PART II.  OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c)     Sales of Unregistered Securities

                  The Company did not issue or sell any unregistered securities during the three months ended June 30, 1999, except as follows:

                  (i) On May 19, 1999 the Company granted options to purchase 55,600 shares of common stock, in the aggregate, to 29 employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning May 19, 2000, expire on May 19, 2009, and are exercisable at $18.50 per share, which was the market value of the Company's common stock on the date the options were granted.

                  (ii) On May 19, 1999, the Company also granted an option to purchase 3,000 shares of common stock to each of two non-employee directors pursuant to the Company's Director Stock Option Plan. These options are immediately and fully vested upon the date of grant, expire on May 19, 2009, and are exercisable at $18.50 per share, which was the market value of the Company's common stock on the date the options were granted.

                  The stock option grants in Item 2. (c) above were made in reliance upon exemptions from registration provided by
                  Section 4 (2) and 3 (b) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On May 19, 1999, the Company held its 1999 annual meeting of shareholders (the "Annual Meeting").

          (b) One matter voted on at the Annual Meeting was the election of all four directors of the Company. The four nominees who were all existing directors of the Company, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election as set forth below:

                           NOMINEES             FOR ELECTION                 WITHHELD
                           --------             ------------                 --------
                  A. Emmet Stephenson, Jr.         11,785,164  (99.93%)         8,510  (00.07%)
                                               ---------------            ------------
                  Michael W. Morgan                11,785,164  (99.93%)         8,510  (00.07%)
                                               ---------------            ------------
                  Thomas O. Ryder                  11,785,164  (99.93%)         8,510  (00.07%)
                                               ---------------            ------------
                  Ed Zschau                        11,785,164  (99.93%)         8,510  (00.07%)
                                               ---------------            ------------

          (c.1) Another matter voted upon at the Annual Meeting was a proposal to amend the Company's Certificate of Incorporation to reduce the number of shares of common stock that the Company has the authority to issue, from 95,000,000 shares to 18,000,000 shares, and eliminate the authorization of preferred stock. This proposal, which was approved, received the number and percentage of votes as set forth below:

                                 VOTES
                  For          11,784,924  (99.93%)
                              ------------
                  Against           5,870  (00.05%)
                              ------------
                  Abstain           2,880  (00.02%)
                              ------------

          (c.2) The only other matter voted upon at the Annual Meeting was a proposal to ratify and approve the selection of Ernst & Young LLP as the Company's independent auditors for 1999. This proposal, which was approved, received the number and percentage of votes as set forth below:

                                 VOTES
                  For          11,787,086  (99.94%)
                              ------------
                  Against           3,738  (00.03%)
                              ------------
                  Abstain           2,850  (00.03%)
                              ------------


          (d)     Not applicable

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  10.18 Lease by and between StarTek Europe, Ltd., as Lessee, and Spencer Holdings Plc., as Lessor, dated May 27, 1999.

                  27.1     Financial Data Schedule.

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STARTEK, INC.

                                        ----------------------------------------
                                        (Registrant)

Date:     August 16, 1999               /s/ MICHAEL W. MORGAN
          -----------------------       ----------------------------------------
                                        Michael W. Morgan
                                        President and Chief Executive Officer

Date:     August 16, 1999               /s/ DENNIS M. SWENSON
          -----------------------       ----------------------------------------
                                        Dennis M. Swenson
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                                  EXHIBIT INDEX

               Exhibit No.         Description
               -----------         -----------
                 10.18     Lease by and between StarTek Europe, Ltd., as Lessee,
                           and Spencer Holdings Plc., as Lessor, dated May 27,
                           1999.

                  27.1     Financial Data Schedule.