Form 10-Q
period 1999-09-30
STARTEK INC
filed 1999-11-15
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.
                                                           ------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO         .
                                                           -------    --------

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

Common Stock, $.01 Par Value-- 13,985,701 shares as of November 14, 1999.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets -
               December 31, 1998 and September 30, 1999                                                     3

          Condensed Consolidated Statements of Operations - Three months ended
               September 30, 1998 and 1999;
               Nine months ended September 30, 1998 and 1999                                                4

          Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1998 and 1999                                                5

          Notes to Condensed Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                 10

Item 3.  Quantitative and Qualitative Disclosure About
                       Market Risk                                                                         16

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                         19

Item 6.  Exhibits and Reports on Form 8-K                                                                  19

SIGNATURES                                                                                                 20

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                              DECEMBER 31     SEPTEMBER 30
                                                                  1998            1999
                                                              -----------     ------------
                                                                               (unaudited)

ASSETS

Current assets:
      Cash and cash equivalents                               $    19,593     $     20,745
      Investments                                                  16,829           25,936
      Trade accounts receivable, less allowance for
         doubtful accounts of $441 and $774, respectively          20,476           18,235
      Inventories                                                   2,772            2,592
      Deferred tax assets                                           1,135            1,772
      Prepaid expenses and other                                      165              217
      Prepaid income taxes                                             --               30
                                                              -----------     ------------
Total current assets                                               60,970           69,527

Property, plant and equipment, net                                 19,171           21,660
Investment in Good Catalog Company, at cost                            --            2,606
Note receivable from Good Catalog Company                              --            7,818
Other assets                                                           60              171
                                                              ===========     ============
Total assets                                                  $    80,201     $    101,782
                                                              ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $    17,433     $     17,474
      Accrued liabilities                                           2,092            4,441
      Income taxes payable                                          1,944               --
      Current portion of capital lease obligations                     46               33
      Due to Good Catalog Company                                      --           10,424
      Current portion of long-term debt                               906              950
      Other                                                           213              606
                                                              -----------     ------------
Total current liabilities                                          22,634           33,928

Capital lease obligations, less current portion                        77               51
Long-term debt, less current portion                                3,196            2,488
Deferred income taxes                                                 144              620
Other                                                                  17               --

Stockholders' equity:
      Common stock                                                    138              139
      Additional paid-in capital                                   41,661           44,267
      Cumulative translation adjustment                               167              109
      Unrealized loss on investments available for sale              (606)            (546)
      Retained earnings                                            12,773           20,726
                                                              -----------     ------------
Total stockholders' equity                                         54,133           64,695
                                                              ===========     ============
Total liabilities and stockholders' equity                    $    80,201     $    101,782
                                                              ===========     ============

See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                               THREE MONTHS ENDED SEPTEMBER 30               NINE MONTHS ENDED SEPTEMBER 30
                                              ----------------------------------            ----------------------------------
                                                  1998                1999                       1998               1999
                                              --------------     ---------------            ---------------     --------------
Revenues                                      $       31,617     $        52,279            $        80,630     $      138,852
Cost of services                                      25,796              42,589                     65,561            112,969
                                              --------------     ---------------            ---------------     --------------
Gross profit                                           5,821               9,690                     15,069             25,883
Selling, general and administrative
      expenses                                         3,483               5,576                      9,500             15,207
                                              --------------     ---------------            ---------------     --------------
Operating profit                                       2,338               4,114                      5,569             10,676
Net interest income and other                            436                 752                      1,680              2,022
                                              --------------     ---------------            ---------------     --------------
Income before income taxes                             2,774               4,866                      7,249             12,698
Income tax expense                                       987               1,830                      2,612              4,745
                                              ==============     ===============            ===============     ==============
Net income                                    $        1,787     $         3,036            $         4,637     $        7,953
                                              ==============     ===============            ===============     ==============

Earnings per share:
         Basic                                $         0.13     $          0.22            $          0.34     $         0.57
         Diluted                              $         0.13     $          0.21            $          0.34     $         0.57


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                 ----------------------
                                                                   1998          1999
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  4,637      $  7,953
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                 1,982         3,399
      Deferred income taxes                                          (241)         (205)
      (Gain) loss on sale of assets                                  (113)            3
      Changes in operating assets and liabilities:
         Purchases of trading securities, net                          --        (3,341)
         Accounts receivable                                         (137)        2,241
         Inventories                                                 (842)          180
         Prepaid expenses and other assets                           (295)         (163)
         Prepaid income taxes                                          --           (30)
         Accounts payable                                           2,304            41
         Income taxes payable                                          93        (1,944)
         Accrued and other liabilities                                309         2,793
                                                                 --------      --------
Net cash provided by operating activities                           7,697        10,927

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                        (12,767)       (5,980)
Proceeds from disposition of property, plant and equipment            181             2
Purchases of investments available for sale                        (5,937)      (19,206)
Proceeds from disposition of investments available for sale            --        13,532
                                                                 --------      --------
Net cash used in investing activities                             (18,523)      (11,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised                                                --         2,607
Proceeds from (principal payments on) borrowings, net                 101          (664)
Principal payments on capital lease obligations                       (63)          (13)
                                                                 --------      --------
Net cash provided by financing activities                              38         1,930
Effect of exchange rate changes on cash                                12           (53)
                                                                 --------      --------
Net (decrease) increase in cash and cash equivalents              (10,776)        1,152
Cash and cash equivalents at beginning of period                   26,960        19,593
                                                                 --------      --------
Cash and cash equivalents at end of period                       $ 16,184      $ 20,745
                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                           $     23      $    214
Income taxes paid                                                $  2,375      $  5,808

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Change in unrealized loss on investments available for sale,
  net of tax                                                     $   (648)     $     60


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other interim period of 1999.

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

2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing or method of adoption of SFAS No. 133.

3.       EARNINGS PER SHARE

         Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The components of basic and diluted earnings per share were:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30                   SEPTEMBER 30
                                                  ---------------------------     ---------------------------
                                                      1998            1999            1998            1999
                                                  -----------     -----------     -----------     -----------
Net income (A)                                    $     1,787     $     3,036     $     4,637     $     7,953
                                                  -----------     -----------     -----------     -----------

Weighted average shares of common stock (B)        13,828,571      13,856,554      13,828,571      13,839,226
Dilutive effect of stock options                           --         334,806              --         172,354
                                                  -----------     -----------     -----------     -----------

Common stock and common stock equivalents (C)      13,828,571      14,191,360      13,828,571      14,011,580
                                                  ===========     ===========     ===========     ===========

Earnings per share:
         Basic (A/B)                              $      0.13     $      0.22     $      0.34     $      0.57
         Diluted  (A/C)                           $      0.13     $      0.21     $      0.34     $      0.57

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

4.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, ("SFAS No. 130") "Reporting Comprehensive Income", which was effective in 1998 for the Company. SFAS 130 establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $1,322 and $2,815 for the three months ended September 30, 1998 and 1999, respectively. Comprehensive income was $4,001 and $7,955 for the nine months ended September 30, 1998 and 1999, respectively.

5.       INVESTMENTS

         The following is a summary of investments available for sale as of December 31, 1998:

                                               GROSS       GROSS     ESTIMATED
                                             UNREALIZED  UNREALIZED    FAIR
                                    COST        GAINS      LOSSES      VALUE
                                  ---------  ----------  ----------  ---------
     Corporate bonds              $   8,987  $       80  $     (239) $   8,828
     Foreign government bonds         2,915         150        (308)     2,757
     Bond mutual funds                4,005           1        (132)     3,874
     Other debt securities              286          --        (138)       148
     Equity securities                1,598          --        (376)     1,222
                                  ---------  ----------  ----------  ---------
     Total                        $  17,791  $      231  $   (1,193) $  16,829
                                  =========  ==========  ==========  =========

     The following is a summary of investments available for sale as of September 30, 1999:

                                               GROSS       GROSS     ESTIMATED
                                             UNREALIZED  UNREALIZED    FAIR
                                    COST        GAINS      LOSSES      VALUE
                                  ---------  ----------  ----------  ---------
     Corporate bonds              $  14,898  $       48  $     (364) $  14,582
     Foreign government bonds         4,416         121        (199)     4,338
     Bond mutual funds                1,300           6          (5)     1,301
     Equity securities                2,851         126        (603)     2,374
                                  ---------  ----------  ----------  ---------
     Total                        $  23,465  $      301  $   (1,171) $  22,595
                                  =========  ==========  ==========  =========

         The amortized cost and estimated fair value of investments available for sale as of September 30, 1999, by contractual maturity, are:

                                                                    ESTIMATED
                                                        COST       FAIR VALUE
                                                      --------    ------------
     Corporate bonds and foreign government bonds
     maturing within:
            One year                                  $  5,644    $      5,589
            Two to five years                           11,234          10,985
            Due after five years                         2,436           2,346
                                                      --------    ------------
                                                        19,314          18,920
     Bond mutual funds                                   1,300           1,301
     Equity securities                                   2,851           2,374
                                                      --------    ------------
     Total                                            $ 23,465    $     22,595
                                                      ========    ============

     Bond mutual funds are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions. Equity securities consist of real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. Investments available for sale are reported at fair value, with the gross unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

5.       INVESTMENTS (CONTINUED)

         As of September 30, 1999, the Company was also invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $3,071 and $3,341, respectively. Trading securities are recorded on a trade date basis and are carried at fair market values. Fair market values are determined by the most recently traded price of the security as of the balance sheet date. Gross unrealized gains and losses are reflected in income currently, and as part of interest income and other in the accompanying unaudited consolidated statements of operations. Trading securities consist primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities.

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

                                              DECEMBER 31,    SEPTEMBER 30,
                                                  1998            1999
                                            ----------------  --------------
        Purchased components and
          fabricated assemblies             $          2,313  $        1,709
        Finished goods                                   459             883
                                            ----------------  --------------
                                            $          2,772  $        2,592
                                            ================  ==============

7.       GOOD CATALOG COMPANY

         Effective September 15, 1999, the Company, through its wholly-owned subsidiary Domain.com, Inc. ("Domain.com"), entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Good Catalog Company, previously a wholly-owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com purchased 19.9% of the outstanding common stock of Good Catalog Company for approximately $2,606 in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Good Catalog Company. The Contribution Agreement provides for; (i) an assignment from Domain.com to Good Catalog Company of Domain.com's right, title, and interest in and to the URL www.gifts.com; and (ii) an undertaking by Good Catalog Company to effect a change in its name to Gifts.com, Inc. Domain.com has the right to designate at least one member of Good Catalog Company's board of directors, which will consist of at least five directors. Effective November 1, 1999, Domain.com, Reader's Digest, and Good Catalog Company entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7,818 and Reader's Digest advanced an unsecured loan of $18,433 to Good Catalog Company ( the "Loans"). The Loans mature November 1, 2002, bear interest at a rate equal to a three month LIBO rate plus 2% per annum, and interest is payable quarterly. Currently, Good Catalog Company, doing business as Gifts.com, provides an Internet Web site accessed through the URL www.gifts.com that sells gifts on-line. The Company agreed to perform certain fulfillment services for Good Catalog Company in connection with certain products and services to be sold in connection with gifts.com.

8.       PRINCIPAL CLIENT

         One client accounted for approximately 75.5% and 80.3% of the Company's revenues during the three months ended September 30, 1998 and 1999, respectively. The loss of its principal client or a substantial decrease in the amount of revenues derived from its principal client would have a material adverse effect on the Company's business, operating results, and financial condition.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

9.       SUBSEQUENT EVENTS

         On October 14, 1999, the Company purchased an 88,000 square-foot building in Greeley, Colorado for $4,230 in cash. The building is to be used for E-commerce support operations and telecommunications provisioning management business.

         On October 22, 1999, the Company, through its wholly-owned subsidiary StarTek USA, Inc., completed an equipment loan arrangement with a finance company, which matures on October 22, 2003. In connection with the equipment loan, the Company received cash of $2,031 in exchange for providing, among other things, certain collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loan. The equipment loan arrangement provides for interest at the prime rate minus 1.60% (6.65% on October 22, 1999), and forty-eight consecutive monthly payments. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. As of the date of this Form 10-Q, StarTek USA, Inc. was in compliance with these financial covenants.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q that are not statements of historical facts are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, general economic conditions in the Company's markets, the loss of the Company's principal client, the loss or delayed implementation of a large project which could cause quarterly variation in the Company's revenues and earnings, difficulties of managing rapid growth, dependence on key personnel, dependence on key industries and the trend toward outsourcing, risks associated with the Company's contracts, risks associated with rapidly changing technology, risks of business interruption, risks associated with international operations and expansion, dependence on labor force, the year 2000 issue, both as a computer malfunction and distortion of order patterns of the Company's clients, and highly competitive markets. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are qualified in their entirety by the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 1998.

     The following table sets forth, for the periods indicated, certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:

                                    THREE MONTHS ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30
                                      1998                   1999               1998                 1999
                                  ------------           ------------        ----------           ----------
Revenues                                 100.0%                 100.0%            100.0%               100.0%
Cost of services                          81.6                   81.5              81.3                 81.4
                                  ------------           ------------        ----------           ----------
Gross profit                              18.4                   18.5              18.7                 18.6
Selling, general and
   administrative expenses                11.0                   10.7              11.8                 10.9
                                  ------------           ------------        ----------           ----------
Operating profit                           7.4                    7.8               6.9                  7.7
Net interest income and other              1.4                    1.5               2.1                  1.5
                                  ------------           ------------        ----------           ----------
Income before income taxes                 8.8                    9.3               9.0                  9.2
Income tax expense                         3.1                    3.5               3.2                  3.4
                                  ------------           ------------        ----------           ----------
Net income                                 5.7%                   5.8%              5.8%                 5.8%
                                  ============           ============        ==========           ==========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues increased $20.7 million, or 65.4%, from $31.6 million during the three months ended September 30, 1998 to $52.3 million during the three months ended September 30, 1999. This increase was primarily from existing and new clients, partially offset by decreases in the volume of services provided to other existing clients. Also, management believes changes in the timing of the volume of services provided to the Company's clients due to year 2000 buying patterns contributed to the increase in revenues experienced by the Company during the three months ended September 30, 1999 by accelerating significant revenue into the third quarter revenues that may have otherwise occurred in the fourth quarter.

     Cost of Services. Cost of services increased $16.8 million, or 65.1%, from $25.8 million during the three months ended September 30, 1998 to $42.6 million during the three months ended September 30, 1999. As a percentage of revenues, cost of services was 81.6% and 81.5% during the three months ended September 30, 1998 and 1999, respectively. This percentage amount remained relatively consistent from period to period.

         Gross Profit. Due to the foregoing factors, gross profit increased $3.9 million, or 66.5%, from $5.8 million during the three months ended September 30, 1998 to $9.7 million during the three months ended September 30, 1999. As a percentage of revenues, gross profit was 18.4% and 18.5% during the three months ended September 30, 1998 and 1999, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 60.1%, from $3.5 million during the three months ended September 30, 1998 to $5.6 million during the three months ended September 30, 1999, primarily as a result of increased personnel costs and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 11.0% during the three months ended September 30, 1998 to 10.7% during the three months ended September 30, 1999, generally reflecting a lesser relative increase in selling, general and administrative expenses as compared to the increase in revenues.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $2.3 million during the three months ended September 30, 1998 to $4.1 million during the three months ended September 30, 1999. As a percentage of revenues, operating profit increased from 7.4% during the three months ended September 30, 1998 to 7.8% during the three months ended September 30, 1999.

     Net Interest Income and Other. Net interest income and other was approximately $0.4 million and $0.8 million during the three months ended September 30, 1998 and 1999, respectively. A substantial portion of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $2.1 million, or 75.4%, from $2.8 million during the three months ended September 30, 1998 to $4.9 million during the three months ended September 30, 1999. As a percentage of revenues, income before income taxes increased from 8.8% during the three months ended September 30, 1998 to 9.3% during the three months ended September 30, 1999.

     Income Tax Expense. Income tax expense during the three months ended September 30, 1998 and 1999 reflects a provision for federal, state, and foreign income taxes at an effective rate of 35.6% and 37.6%, respectively.

     Net Income. Based on the factors discussed above, net income increased $1.2 million, or 69.9%, from $1.8 million during the three months ended September 30, 1998 to $3.0 million during the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues increased $58.3 million, or 72.2%, from $80.6 million during the nine months ended September 30, 1998 to $138.9 million during the nine months ended September 30, 1999. This increase was primarily from existing and new clients, partially offset by decreases in the volume of services provided to other existing clients. Also, management believes changes in the timing of the volume of services provided to the Company's clients due to year 2000 buying patterns during the three months ended September 30, 1999 contributed to the increase in revenues experienced by the Company during the nine months ended September 30, 1999 by accelerating significant revenue into the third quarter revenues that may have otherwise occurred in the fourth quarter.

     Cost of Services. Cost of services increased $47.4 million, or 72.3%, from $65.6 million during the nine months ended September 30, 1998 to $113.0 million during the nine months ended September 30, 1999. As a percentage of revenues, cost of services was 81.3% and 81.4% during the nine months ended September 30, 1998 and 1999, respectively. This percentage amount remained relatively consistent from period to period.

     Gross Profit. Due to the foregoing factors, gross profit increased $10.9 million, or 71.8%, from $15.0 million during the nine months ended September 30, 1998 to $25.9 million during the nine months ended September 30, 1999. As a percentage of revenues, gross profit was 18.7% and 18.6% during the nine months ended September 30, 1998 and 1999, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.7 million, or 60.1%, from $9.5 million during the nine months ended September 30, 1998 to $15.2 million during the nine months ended September 30, 1999, primarily as a result of increased personnel and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 11.8% during the nine months ended September 30, 1998 to 10.9% during the nine months ended September 30, 1999, generally reflecting a lesser relative increase in selling, general and administrative expenses as compared to the increase in revenues.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $5.6 million during the nine months ended September 30, 1998 to $10.7 million during the nine months ended September 30, 1999. As a percentage of revenues, operating profit increased from 6.9% during the nine months ended September 30, 1998 to 7.7% during the nine months ended September 30, 1999.

     Net Interest Income and Other. Net interest income and other was $1.7 million during the nine months ended September 30, 1998 and $2.0 million during the nine months ended September 30, 1999. A substantial portion of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $5.4 million, or 75.2%, from $7.3 million during the nine months ended September 30, 1998 to $12.7 million during the nine months ended September 30, 1999. As a percentage of revenues, income before income taxes increased from 9.0% during the nine months ended September 30, 1999 to 9.2% during the nine months ended September 30, 1999.

     Income Tax Expense. Income tax expense during the nine months ended September 30, 1998 and 1999 reflects a provision for federal, state and foreign income taxes at an effective rate of 36.0% and 37.4%, respectively.

     Net Income. Based on the factors discussed above, net income increased $3.4 million, or 71.5%, from $4.6 million during the nine months ended September 30, 1998 to $8.0 million during the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1997, the Company completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $41.0 million. The Company applied such proceeds to repay substantially all of its then outstanding debt, and for working capital and other general corporate purposes, including capital expenditures to expand its operating capacity. Since fully applying the net proceeds received from its June 1997 initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations and, to a lesser degree, through various forms of debt financing and leasing arrangements. The Company has a $5.0 million line of credit with Norwest Bank Colorado, N.A. (the "Bank"), which matures on April 30, 2001. Borrowings under the line of credit bear interest at the Bank's prime rate. Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of September 30, 1999 and the date of this Form 10-Q, the Company was in compliance with these financial covenants. Collateral for the line of credit is trade accounts receivable of certain of the Company's wholly-owned subsidiaries. As of September 30, 1999 and the date of this Form 10-Q, no amount was outstanding under the $5.0 million line of credit.

     On February 16, 1999, the Company entered into a lease agreement for building space in Grand Junction, Colorado, to be used for a call center, general office use and other services offered by the Company (the "Grand Junction Facility"). The term of the lease agreement commenced on May 1, 1999 and unless earlier terminated or extended, continues until April 30, 2009. Pursuant to the terms of the lease agreement, the Company was granted, among other things: (i) a right of first refusal to purchase the property, of which the leased space is a part, during the lease term; and (ii) a right to terminate the lease agreement anytime after the end of the fifth year, by giving the landlord 180 day prior written notice to terminate. Assuming the lease agreement is not terminated after the end of the fifth year, total minimum rental commitments, in the aggregate, excluding certain taxes and utilities as defined, are approximately $1.1 million and are payable on a monthly basis from May 1999 through April 2009.

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

     As of September 30, 1999, the Company had cash, cash equivalents, and investment balances of $46.7 million, working capital of $35.6 million and stockholders' equity of $64.7 million. The Company's cash and cash equivalents are not restricted. The Company's investments available for sale generally consist of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. The Company's trading securities generally consist of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities. The Company's investments available for sale and trading securities could be materially and adversely affected by: (i) various domestic and foreign economic conditions, such as recession, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation, and other factors; (ii) the inability of certain corporations to repay their debts, including interest amounts, to the Company; and (iii) changes in market price of common stocks, international equity mutual funds, hedging securities, and other derivative securities held by the Company due to the level of trading in such securities, and other risks generally attributable to U.S. based publicly traded companies. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

         Net cash provided by operating activities increased from $7.7 million during the nine months ended September 30, 1998 to $10.9 million during the nine months ended September 30, 1999. This increase was primarily a result of increases in net income, accrued and other liabilities, and decreases in accounts receivable, net deferred income taxes and inventories. The positive effects of the foregoing were partially offset by decreases in accounts payable, income taxes payable, and increases in net purchases of trading securities, prepaid expenses and other assets, and prepaid income taxes.

         Net cash used in investing activities was $18.5 million during the nine months ended September 30, 1998 and $11.7 million during the nine months ended September 30, 1999. This decrease was primarily due to decreases in net purchases of property, plant, and equipment, and net purchases of investments available for sale.

         Net cash provided by financing activities during the nine months ended September 30, 1998 consisted of proceeds received from certain long-term financing related to the Company's Laramie, Wyoming facility, partially offset by principal payments on capital lease obligations. Net cash provided by financing activities during the same period in 1999 was primarily the result of proceeds received from exercises of employee stock options during the nine months ended September 30, 1999, partially offset by principal payments on capital lease and debt obligations.

         The effect of currency exchange rate changes on the translation of the Company's United Kingdom and Singapore operations was not substantial during the nine months ended September 30, 1998 and 1999. The terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. As the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with certain of its investments.

     The Company believes its current cash, cash equivalents, and investment balances, anticipated cash flows from future operations, and the $5.0 million of currently available financing under its line of credit, will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal client and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent the funds generated from the sources described above are insufficient to fund the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available, or that if available, it will be available on terms favorable to the Company.

         Effective September 15, 1999, the Company, through its wholly-owned subsidiary Domain.com, Inc. ("Domain.com"), entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Good Catalog Company, previously a wholly-owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com purchased 19.9% of the outstanding common stock of Good Catalog Company for approximately $2.6 million in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Good Catalog Company. The Contribution Agreement provides for; (i) an assignment from Domain.com to Good Catalog Company of Domain.com's right, title, and interest in and to the URL www.gifts.com; and (ii) an undertaking by Good Catalog Company to effect a change in its name to Gifts.com, Inc. Domain.com has the right to designate at least one member of Good Catalog Company's board of directors, which will consist of at least five directors. Effective November 1, 1999, Domain.com, Reader's Digest, and Good Catalog Company entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7.8 million and Reader's Digest advanced an unsecured loan of $18.4 million to Good Catalog Company ( the "Loans"). The Loans mature November 1, 2002, bear interest at a rate equal to a three month LIBO rate plus 2% per annum, and interest is payable quarterly. Currently, Good Catalog Company, doing business as Gifts.com, provides an Internet Web site accessed through the URL www.gifts.com that sells gifts on-line. The Company agreed to perform certain fulfillment services for Good Catalog Company in connection with certain products and services to be sold in connection with gifts.com.

     On October 14, 1999, the Company purchased an 88,000 square-foot building in Greeley, Colorado for $4.2 million in cash. The building is to be used for E-commerce support operations and telecommunications provisioning management business.

     On October 22, 1999, the Company, through its wholly-owned subsidiary StarTek USA, Inc., completed an equipment loan arrangement with a finance company, which matures on October 22, 2003. In connection with the equipment loan, the Company received cash of $2.0 million in exchange for providing, among other things, certain collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loan. The equipment loan arrangement provides for interest at the prime rate minus 1.60% (6.65% on October 22, 1999), and forty-eight consecutive monthly payments. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. As of the date of this Form 10-Q, StarTek USA, Inc. was in compliance with these financial covenants.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although the Company cannot accurately anticipate the effect of domestic and foreign inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material adverse effect on its results of operations or financial condition.

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIP

A substantial portion of the Company's revenues is generated from its principal client and the loss of its principal client could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's largest client during the three months ended September 30, 1998 and 1999 was Microsoft Corporation ("Microsoft"). The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. Microsoft accounted for approximately 75.5% and 80.3% of the Company's revenues during the three months ended September 30, 1998 and 1999, respectively. There can be no assurance the Company will be able to retain its principal client or, if it were to lose its principal client, it would be able to timely replace its principal client with clients which generate a comparable amount of revenues. Additionally, the amount of revenues generated from the Company's principal client in the past is not necessarily indicative of the amount revenues that may be expected from such client in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's business is highly seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to the timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the first nine months of 1999 are not necessarily indicative of the results that may be expected for the fourth quarter of 1999. Additionally, the Company has experienced, and expects to continue to experience, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) the timing of existing and future client product launches; (ii) the expiration or termination of existing client projects; (iii) the timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from current and future clients; (iv) the seasonal nature of certain clients' businesses; (v) the cyclical nature of certain high technology clients' businesses; (vi) changes in the amount of revenues generated from the Company's principal client; and (vii) changes in the timing of the volume of services provided to the Company's clients due to year 2000 buying patterns .

     Revenues for the three months ended June 30, 1999 and September 30, 1999 were approximately $45.7 million and $52.3 million, respectively. Typically, the Company's revenues have been lower in the quarters preceding the fourth quarter due to the seasonal nature of its clients' businesses. The Company recognizes the likelihood that certain of the revenues generated during the three months ended September 30, 1999 were partially due to year 2000 buying patterns, which resulted in acceleration of significant revenue into the third quarter that management believes would have otherwise occurred in the fourth quarter. Additionally, the growth rate of the Company's revenues for the first three quarters of 1999 are not necessarily indicative of the growth rate in revenues that may be expected for the fourth quarter of 1999.

     Gross profit as a percent of revenues remained relatively consistent for each of the three month periods ended June 30, 1999 and September 30, 1999.

         Selling, general and administrative expenses increased from the three months ended June 30, 1999 to the three months ended September 30, 1999 as a result of increases in certain operating expenses associated with increases in revenues, and increases in personnel and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses remained relatively consistent for the three months ended June 30, 1999 and September 30, 1999.

         Subsequent to September 30, 1999 and to date, in connection with the Company's participation in the formation of the Gifts.com, together with the purchase of an 88,000 square-foot building in Greeley, Colorado, the Company has used approximately $14.6 million of its internal funds. As a result, net interest income and other can be expected to be proportionally affected during the remainder of 1999.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's older computer programs and technologies fall into this category. As a result, those programs have time-sensitive applications that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failures or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

     The Company formally created a year 2000 project team (the "Y2K Team") during the first quarter of 1998. The Y2K Team reports directly to the Company's executive committee and periodically provides the executive committee status updates of its year 2000 compliance efforts. To date, the Y2K Team has, among other things, completed its assessment of the Company's year 2000 compliance issues, identified non year 2000 compliant computer hardware and software, communicated with applicable third party vendors in order to gather information on year 2000 matters beyond the Company's internal information technologies, fixed identified problems, scheduled and completed year 2000 testing of the Company's applicable information systems, and completed development and testing of the Company's year 2000 contingency plan for applicable systems and processes. This contingency planning consists of implementing alternative work processes in the event of possible system or process failures for applicable operations. It should be pointed out that approximately 20% of the Company's revenues are dependent on year 2000 compliance by outside vendors for which there is no internal contingency plan. The total cost of the Company's year 2000 compliance efforts is estimated to be approximately $150,000.

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

     The Company's clients' future revenues may be adversely and materially impacted due to slowing demand for their products and services caused by uncertainties surrounding the year 2000 issue. Similarly, the effect the year 2000 issue may have on the Company's revenues and gross profits is difficult to estimate but is a significant risk to be considered in evaluating the future growth of the Company, especially in the fourth quarter of 1999 and first quarter of 2000.

     In a recent Securities and Exchange Commission release regarding year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical and similar supplies serving the Company; widespread disruption of services and functions provided by the Company's telephone, software, and hardware systems; widespread disruption of the services provided by common communications carriers and power grids serving the Company's domestic and international operations; similar disruption to the means and modes of transportation for the Company and its employees, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of the Company's customers' and its suppliers' critical computer hardware and software systems; and the failure of outside entities' systems, including systems related to banking and finance. These and other outages would cause major challenges and would significantly and negatively impact the Company's ability to generate revenues.

     Although management believes the Company's systems are year 2000 compliant, it cannot predict the outcome or success of its efforts to become year 2000 compliant, or that third party systems are or will be year 2000 compliant, or that the costs required to address the year 2000 issue, or that the impact of a failure to achieve substantial year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition, or results of operations.

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risk related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. On May 19, 1999 and as amended on August 19, 1999, the Company's Board of Directors approved the Company's current investment portfolio policy which provides for, among other things, investment objectives, and investment portfolio allocation guidelines. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, equity market prices and other general market risks, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1998.

Interest Rate Sensitivity and Other General Market Risks

     Cash and Cash Equivalents. As of September 30, 1999, the Company had cash and cash equivalents of approximately $20.7 million, none of which is restricted, and which consisted of: (i) approximately $19.3 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 4.8%; and (ii) approximately $1.4 million in various non-interest bearing accounts. Management considers cash equivalents to be short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. As of September 30, 1999, the Company had investments available for sale of $22.6 million. These investments available for sale generally consist of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. The Company's investment portfolio is subject to interest rate risk and will fall in value if interest rates increase.

     The fair market value of and the estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations that are expected to repay their debts, including interest, as they become due, to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

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

     The table below provides information about maturity dates and corresponding weighted average interest rates with regard to certain of the Company's investments available for sale as of September 30, 1999.

                              WEIGHTED                               EXPECTED MATURITY DATE
                              AVERAGE                                       --COST--
                           INTEREST RATES                            (DOLLARS IN THOUSANDS)
                           -------------------------------------------------------------------------------------------  -----------
                                           1 year       2 years    3 years    4 years    5 years Thereafter     Total   FAIR VALUE
                                          ----------    -------    -------    -------    ------- ----------    -------  -----------
Corporate bonds                 5.2%      $    3,664         --         --         --         --         --    $ 3,664  $     3,597
Foreign government bonds        6.3%           1,980         --         --         --         --         --      1,980        1,992
Corporate bonds                 7.0%              --    $ 6,694         --         --         --         --      6,694        6,707
Corporate bonds                 8.1%              --         --    $ 1,930         --         --         --      1,930        1,945
Corporate bonds                 5.3%              --         --         --    $   781         --         --        781          720
Corporate bonds                 5.1%              --         --         --         --    $ 1,829         --      1,829        1,613
Foreign government bonds        9.1%              --         --         --         --         --      2,436      2,436        2,346
                                          ----------    -------    -------    -------    -------  ---------   --------  -----------
Total                           6.7%      $    5,644    $ 6,694    $ 1,930    $   781    $ 1,829  $   2,436   $ 19,314  $    18,920
                                          ==========    =======    =======    =======    =======  =========   ========  ===========

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

     As of September 30, 1999 and as part of its investments available for sale portfolio, the Company also was invested in: (i) various bond mutual funds which, in the aggregate, had an original cost and fair market value of approximately $1.3 million; and (ii) real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies which, in the aggregate, had an original cost and fair market value of approximately $2.9 million and $2.4 million, respectively.

     Such bond mutual funds, as of September 30, 1999: (i) had a weighted average yield of approximately 8.9%, and a weighted average maturity of approximately 3 years; (ii) are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments which are intended to reduce fair market value fluctuations; (iv) are subject to interest rate risk and will fall in value if market interest rates increase; and (v) are subject to the quality of the underlying securities within the mutual funds. The Company's investments in such bond mutual funds entail special risks of global investing, including, but not limited to: (i) currency exchange fluctuations; (ii) foreign government regulations; and (iii) the potential for political and economic instability. The fair market value of the Company's investments in such bond mutual funds can be expected to be more volatile than that of a U.S.-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain of the bond mutual fund investments are also subject to the effect of leverage, which in a declining market can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

     Outstanding Debt of the Company. As of September 30, 1999, the Company had outstanding debt of approximately $3.4 million, approximately $3.0 million of which bears interest at an annual fixed rate of 7.0%. On October 22, 1999, the Company completed a $2.0 million equipment loan arrangement whereby the Company is expected to repay its debt at a variable rate of interest over a forty-eight month period. However, since the majority of the interest on the Company's debt is fixed, management believes that a hypothetical 10.0% decrease in interest rates would not have a material adverse effect on the Company. Increases in interest rates could, however, increase interest expense associated with the Company's existing variable rate $2.0 million equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate. As of September 30, 1999, the Company had no outstanding line of credit obligations. The Company has not hedged against interest rate changes.

Equity Price Risk and Other General Market Risks

     Investments Available for Sale. As of September 30, 1999, the Company held in its investments available for sale portfolio, certain equity securities with original costs and fair market values, in the aggregate, of $2.9 million and $2.4 million, respectively. The Company's investments in equity securities consist of real investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. A substantial decline in the value of equity securities and equity prices in general could have a material adverse effect on the Company's equity investments. Also, the price of common stock held by the Company could be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

     Trading Securities. As of September 30, 1999, the Company was also invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $3.1 million and $3.3 million, respectively. Trading securities, which consist primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities are held to meet short-term investment objectives. The Company enters into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As part of trading securities and as of September 30, 1999, the Company was invested in derivative securities which consist of: (i) written put options for a total of 1,200 shares of common stock of a certain U.S. based publicly traded company each with an exercise price of $30.00 per share, all of which had a contractual expiration date of October 15, 1999; (ii) written call options for a total of 1,200 shares of common stock of a certain U.S. based publicly traded company each with an exercise price of $30.00 per share, all of which had a contractual expiration date of October 15, 1999; and (iii) purchased call options for a total of 9,000 shares of a certain U.S. based publicly traded company each with an exercise price of $15.00 per share, all of which had a contractual expiration date of January 21, 2000. Management believes the risk of loss to the Company in the event of nonperformance by any party under these agreements is not substantial. Because of the potential limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if the Company were to sell or close out the transactions. Management believes such differences are not substantial to the Company's results of operations, financial condition, or liquidity. A substantial decline and/or change in the value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities could be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risk

     Approximately 14.4% of the Company's revenues during the nine months ended September 30, 1999 were derived from arrangements whereby the Company received payments from its clients in currencies other than U.S. dollars. The terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, the ultimate revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, the ultimate cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services and operating expenses. As the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its day to day operations in the United Kingdom and Singapore.

PART II.  OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c)     Sales of Unregistered Securities

                  The Company did not issue or sell any unregistered securities during the three months ended September 30, 1999, except as follows:

                           On August 19, 1999, the Company granted options to purchase 6,600 shares of common stock, in the aggregate, to six employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning August 19, 2000, expire on August 19, 2009, and are exercisable at $31.00 per share, which was the market value of the Company's common stock on the date the options were granted; and

                           On September 13, 1999, the Company granted options to purchase 93,350 shares of common stock, in the aggregate, to 169 employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning September 13, 2000, expire on September 13, 2009, and are exercisable at $42.75 per share, which was the market value of the Company's common stock on the date the options were granted.

                  The foregoing stock option grants were made in reliance upon exemptions from registration provided by Section 4 (2) and 3(b) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  10.19 Promissory Note of StarTek USA, Inc. dated October 26, 1998 in the principal amount of $3,629,367.67 payable to the order of Norwest Equipment Finance, Inc., Security Agreement dated October 26, 1998 by and between StarTek USA, Inc. and Norwest Equipment Finance, Inc., and Security Agreement dated October 26, 1998 by and between StarTek USA, Inc. and Norwest Equipment Finance, Inc.

                  10.20 Contribution Agreement dated September 15, 1999 among Good Catalog Company, The Reader's Digest Association, Inc., and Domain.com, Inc.

                  10.21 Stockholders Agreement dated September 15, 1999 by and among Good Catalog Company, The Reader's Digest Association, Inc., and Domain.com, Inc.

                  10.22 Loan Agreement dated November 1, 1999 with respect to loans to be extended by The Reader's Digest Association, Inc. and Domain.com, Inc. to Good Catalog Company.

                  10.23 Promissory Note of Good Catalog Company dated November 1, 1999 in the principal amount of $7,816,875.00 payable to the order of Domain.com, Inc.

                  10.24 Promissory Note of StarTek USA, Inc. dated October 22, 1999 in the principal amount of $2,030,565.67 payable to the order of KeyCorp Leasing, a division of Key Corporate Capital, Inc., Security Agreement dated October 13, 1999 by and between StarTek USA, Inc. and KeyCorp Leasing, and Amendment No. 1 to Security Agreement dated October 13, 1999.

                  27.1     Financial Data Schedule.

          (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STARTEK, INC.
                                  --------------------------------------------
                                  (Registrant)


Date: November 15, 1999           /s/ MICHAEL W. MORGAN
      ---------------------       --------------------------------------------
                                  Michael W. Morgan
                                  President and Chief Executive Officer


Date: November 15, 1999           /s/ DENNIS M. SWENSON
      ---------------------       --------------------------------------------
                                  Dennis M. Swenson
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
10.19       Promissory Note of StarTek USA, Inc. dated October 26, 1998 in the principal amount of $3,629,367.67 payable to the order of Norwest
            Equipment Finance, Inc., Security Agreement dated October 26, 1998 by and between StarTek USA, Inc. and Norwest Equipment Finance,
            Inc., and Security Agreement dated October 26, 1998 by and between
            StarTek USA, Inc. and Norwest Equipment Finance, Inc.

10.20       Contribution Agreement dated September 15, 1999 among Good Catalog
            Company, The Reader's Digest Association, Inc., and Domain.com, Inc.

10.21       Stockholders Agreement dated September 15, 1999 by and among Good
            Catalog Company, The Reader's Digest Association, Inc., and
            Domain.com, Inc.

10.22 Loan Agreement dated November 1, 1999 with respect to loans to be extended by The Reader's Digest Association, Inc. and Domain.com,
            Inc. to Good Catalog Company.

10.23 Promissory Note of Good Catalog Company dated November 1, 1999 in the principal amount of $7,816,875.00 payable to the order of Domain.com, Inc.

10.24 Promissory Note of StarTek USA, Inc. dated October 22, 1999 in the principal amount of $2,030,565.67 payable to the order of KeyCorp
            Leasing, a division of Key Corporate Capital, Inc., Security
            Agreement dated October 13, 1999 by and between StarTek USA, Inc.
            and KeyCorp Leasing, and Amendment No. 1 to Security Agreement dated
            October 13, 1999.

27.1        Financial Data Schedule.