Form 10-K405
period 1999-12-31
STARTEK INC
filed 2000-03-08
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.


                         Commission File Number 1-12793
                                                -------


                                 STARTEK, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                   84-1370538
------------------------------------------    ----------------------------------
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

           100 GARFIELD STREET
             DENVER, COLORADO                              80206
------------------------------------------    ----------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                (303) 361-6000
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------

COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE, INC.
                                             PACIFIC EXCHANGE
                                             CHICAGO STOCK EXCHANGE
                                             BOSTON STOCK EXCHANGE
                                             PHILADELPHIA STOCK EXCHANGE
                                             BERLIN STOCK EXCHANGE


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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of March 1, 2000, 13,988,011 shares of common stock were outstanding and held by approximately 3,389 holders. The aggregate market value of common stock held by non-affiliates of the registrant on such date was approximately $184.3 million, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement to be delivered in connection with its 2000 annual meeting of stockholders. With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on a principal client, loss or delayed implementation of a large project which could cause quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, and risks related to the Company's investment in and note receivable from Good Catalog Company doing business as gifts.com, risks related to the Company's Internet web site operations, and risks related to the Company's portfolio of Internet domain names. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" appearing elsewhere in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         StarTek, Inc. (the "Company" or "StarTek") has an established position as a global provider of process management services and owns and operates branded vertical market Internet web sites. The Company's process management service platforms include E-commerce support and fulfillment, provisioning management for complex telecommunications systems, high-end inbound technical support, and a comprehensive offering of supply chain management services. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to growing needs of its clients and to capitalize on market opportunities, both domestically and internationally. StarTek has a strategic partnership philosophy through which it assesses each of its client's needs, and together with its clients develops and implements customized outsourcing solutions. Management believes StarTek's entrepreneurial culture, long-term relationships with clients and suppliers, efficient operations, dedication to quality, and use of advanced technology and management techniques provide StarTek a competitive advantage in attracting clients to outsource non-core operations. StarTek's principal client, based on 1999 revenues, has utilized StarTek's outsourced services since 1996.

         StarTek's existing process management services clients are primarily in computer software, Internet, E-commerce, computer hardware, technology, and telecommunications industries which are characterized by rapid growth, complex and evolving product offerings, and large customer bases, which require frequent, often sophisticated customer interaction. Currently, the Company is also targeting financial services, consumer products, and health care companies. Management believes there are substantial opportunities to cross-sell StarTek's wide spectrum of outsourced process management services to its existing and future client base. The Company intends to capitalize on the increasing trend toward outsourcing by focusing on potential clients in additional industries which could benefit from the Company's expertise in developing and delivering integrated, cost-effective, outsourced services.

         StarTek currently has five operating facilities in Colorado, and one facility each in Wyoming, Tennessee, and Texas. The Company's Europe operations are performed from its facility in Hartlepool, England. The Company's Asia operations are managed by employees co-located with a subcontractor in Singapore.

         StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com. In September 1999, StarTek and The Reader's Digest Association, Inc. entered into certain arrangements whereby StarTek obtained a 19.9% ownership interest in Good Catalog Company, doing business as gifts.com. Gifts.com provides an Internet web site accessed through the URL www.gifts.com that sells gifts on-line. StarTek expects to combine its process management service platforms with certain Internet web site businesses arising from a portfolio of Internet domain names to establish a solid position in the Internet connected world.

         The Company's business was founded in 1987 and, through its wholly owned subsidiaries, has provided outsourced process management services since inception. On December 30, 1996, StarTek, Inc. was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly owned subsidiaries of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly owned subsidiaries. StarTek's principal executive offices are located at 100 Garfield Street, Denver, Colorado 80206 and its telephone number is (303) 361-6000. StarTek's home page on the Internet is located at www.startek.com.

PROCESS MANAGEMENT SERVICE PLATFORMS

         The Company offers a wide spectrum of process management service platforms designed to provide cost-effective and efficient management for portions of its clients' operations. The Company works closely with its clients to develop, refine, and implement efficient and productive integrated outsourced solutions that link StarTek with its clients and their customers. The processes that create such solutions generally include development of product manufacturing specifications, packaging, and distribution requirements, as well as product-related software programs for telephone, facsimile, E-mail, and Internet interactions involving product order processing, fulfillment, and technical support. Substantially all of the Company's process-related teleservices activities are inbound telephone calls rather than outbound calls. Process management service platforms StarTek provides include, but are not necessarily limited to:

         Supply Chain Management. Product order processing is generally the process by which a call or an Internet message from a client's customer is received, identified, and routed to a StarTek service representative. Typically, a customer calls or E-mails to request product service information, to place an order for an advertised product, or to obtain assistance regarding a previous order or purchase. The information and results of the message are then communicated either to StarTek's employees for order processing and fulfillment or, if StarTek does not manage the client's inventory, the Company transmits the customer's request directly to the client. For telephone calls, StarTek utilizes automated call distributors to identify each inbound call by the number dialed by the customer, and immediately route the call to a StarTek service representative trained for that product. Product orders also occur as a result of a customer visiting the web site of a client and placing orders which are received by StarTek or a StarTek service representative offering products in connection with a technical support call. To facilitate product orders, the Company can process credit card charges and other payment methods in connection with its product order processing.

         StarTek personnel are responsible for maintaining and managing multiple supplier relationships. When the Company is selected by a client to provide product assembly and packaging services, the Company qualifies, selects, certifies, and manages sourcing and manufacturing of various products and related components including, among other things, printing of boxes, labels, manuals, and other printed materials to be included with the client's product, and the mass duplication of software onto various media. Such products and related components are then assembled and packaged at certain of the Company's facilities. The Company monitors quality of its suppliers through visits to manufacturing facilities, and utilizes just-in-time production to minimize inventory in the Company's warehouses. Management believes the Company's strong, long-term relationships with multiple suppliers allows StarTek to be flexible and responsive to its clients, while minimizing cost and dependency on any single supplier.

         StarTek personnel assemble and package products in various containers, including folding cartons, set-up boxes, compact disc jewel cases, digi-packs, binders, and slip cases. The Company assembles and packages products in the United States, the United Kingdom, and Singapore. The Company's assembly lines have been designed with significant flexibility, enabling the Company to assemble and package various types of products and rapidly change the type of product produced. During peak periods of operations, the Company's capacity is dependent upon: (i) complexity of products to be assembled; (ii) availability of materials from suppliers; (iii) availability of temporary personnel to increase capacity; (iv) number of shifts operated by the Company; and (v) ability to activate additional production lines.

         StarTek's inventory management systems enable the Company to ship and track products to distribution centers, individual stores, and its clients' customers directly. Product orders are received by the Company via file transfer protocol (FTP), the Internet, electronic data interchange (EDI), facsimile, as well as through the Company's product order teleservices and E-commerce support services described elsewhere.

         E-commerce Support and Product Order Fulfillment. StarTek develops, operates, and maintains Internet web sites and the Company's personnel process, pack, and ship product orders received by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week. The Company provides same-day shipping of customer orders if the product is available.

         Provisioning Management. StarTek personnel are responsible for managing installation and providing on-going support services for large-scale telecommunications networks for clients' customers, most of whom are Fortune 1000 companies. Service representatives manage relationships between StarTek's clients and its customers on a transparent basis. StarTek's installation management and on-going network support services, on an outsourced basis, enable its clients to provide telecommunications services to customers more efficiently and cost effectively.

         High-End Technical Support Teleservices. StarTek service representatives provide high-end technical support services by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer's purchase of a product or service, or by a customer's need for ongoing technical assistance. Customers of StarTek's clients dial a technical support number listed in their product or service manuals and, based on touch-tone responses, are automatically connected to an appropriate StarTek service representative who is specially trained in use of computerized knowledge databases for the applicable product. Each StarTek service representative acts as a transparent extension of the client when resolving complaints, diagnosing and resolving product or service problems, or answering technical questions.

INTERNATIONAL OPERATIONS

         StarTek provides process management services on an international basis from the United Kingdom and Singapore. The Company's facility in the United Kingdom provides most of the Company's process management service platforms for clients throughout Europe, including supply chain management and inbound technical support services in several languages. The Company currently provides supply chain management through a subcontract relationship with a company in Singapore. The subcontract relationship generally operates on a purchase order basis. International operations, in the aggregate, generated approximately 24.0% of the Company's revenues during 1999. See Note 15 to the consolidated financial statements set forth herein for a further description of revenues, operating profit, and identifiable assets classified by the major geographic areas in which the Company operates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks Associated with International Operations and Expansion".

DOMAIN.COM OPERATIONS

         StarTek, through it wholly owned subsidiary Domain.com, Inc., owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com. In September 1999, StarTek, through its wholly owned subsidiary Domain.com, Inc., and The Reader's Digest Association, Inc. entered into certain arrangements whereby StarTek obtained a 19.9% ownership interest in Good Catalog Company, doing business as gifts.com. Gifts.com provides an Internet web site accessed through the URL www.gifts.com that sells gifts on-line. Since inception of gifts.com's Internet web site operations, StarTek has provided various E-commerce support and product order fulfillment services in connection with certain products and services sold through gifts.com's web site. StarTek expects to combine its process management service platforms with other Internet web site businesses arising from a portfolio of Internet domain names to establish a solid position in the Internet connected world.

BUSINESS STRATEGY

         StarTek's strategic objectives are to increase revenues and earnings by maintaining and enhancing its established position as a global provider of process management services; and to enhance shareholder value, revenues, and earnings by developing ownership interests in Internet web site businesses arising from a portfolio of Internet domain names. To reach these objectives, the Company intends to:

         Provide Integrated, Outsourced Process Management Services. StarTek seeks to provide integrated, outsourced process management services which enable its clients to provide their customers with high-quality services at lower cost than through a client's own in-house operations. The Company believes its ability to tailor operations, materials, and employee resources objectively, and provide process management services on a cost-effective basis will allow the Company to become an integral part of its clients' businesses.

         Develop Strategic Partnerships and Long-Term Relationships. StarTek seeks to develop long-term client relationships, primarily with Fortune 500 companies. The Company invests significant resources to establish strategic partnership relationships and to understand each client's processes, culture, decision parameters, and goals so as to develop and implement customized solutions. The Company believes this solution-oriented, value-added, integrated approach to addressing its clients' needs distinguishes StarTek from its competitors and plays a key role in the Company's ability to attract and retain clients on a long-term basis.

         Maintain Low-Cost Position through the StarTek Process Management System. StarTek strives to establish a competitive advantage by frequently redefining its operational processes to reduce cost and improve quality. The Company believes its continuous improvement philosophy and modern process management techniques enable the Company to reduce waste and increase efficiency by: (i) controlling overproduction; (ii) minimizing waiting time due to inefficient work sequences; (iii) reducing nonessential handling of materials;
(iv) eliminating nonessential movement and processing; (v) implementing fail-safe processes; (vi) improving inventory management; and (vii) preventing defects.

         Emphasize Quality. StarTek strives to achieve the highest quality standards in the industry. To this end, the Company, through certain of its wholly owned subsidiaries, has received ISO 9002 certifications, an international standard for quality assurance and consistency in operating procedures for substantially all of its facilities and services. Certain of the Company's existing clients require evidence of ISO 9002 certification prior to selecting an outsourcing provider.

     Capitalize on Sophisticated Technology. Management believes it has established a competitive advantage by capitalizing on sophisticated technology and proprietary software, including automatic call distributors, inventory management software, order management software, transportation management software, knowledge databases, call tracking systems, resource scheduling software, and computer telephony integration software. The Company further believes these capabilities enable StarTek to improve efficiency, serve as a transparent extension of its clients, receive telephone calls and data directly from its clients' systems, and report detailed information concerning the status and results of the Company's services and interaction with clients on a daily basis.

         Develop Ownership Interests in Internet Web Site Businesses. Management believes the Company can continue to develop ownership interests in Internet web site businesses arising from a portfolio of Internet domain names. Management believes shareholder value can be enhanced in a variety of ways which include, among others, joint ventures with third parties to develop web site businesses based upon its Internet domain names. These opportunities are being pursued at this time.

CLIENTS

         StarTek provided process management services to approximately 45 clients in 1999. StarTek's current client base consists of companies engaged primarily in computer software, Internet, E-commerce, computer hardware, technology, and telecommunications industries. Currently, the Company is also targeting financial services, consumer products, and health care companies. Microsoft Corporation accounted for approximately 77.5% of the Company's revenues in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a further discussion of the Company's "Reliance on Principal Client Relationship" and "Risks Associated with the Company's Contracts".

SALES AND MARKETING

         The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred worldwide provider of process management services. StarTek invests substantial resources to create a strategic partnership with its clients to understand their existing operations, customer service processes, culture, decision parameters, and goals. A StarTek team assesses the client's outsourcing service needs, and, together with the client, develops and implements customized solutions. Management believes, as a result of StarTek's strategic relationship with its clients and comprehensive understanding of their businesses, the Company can identify new revenue generating opportunities, customer interaction possibilities, and product service improvements not adequately addressed by the client. The Company's sales strategy emphasizes multiple contacts with a client to strengthen its relationship and facilitate cross selling of services.

         StarTek markets its process management services through a variety of methods, including personal sales calls, client referrals, attendance at trade shows, advertisements in industry publications, and cross-selling of services to existing clients. As part of its marketing efforts, the Company encourages visits to its facilities where the Company demonstrates its services, quality procedures, and ability to accommodate additional business.

         Management believes an essential element to revenue growth is the ability to flexibly, effectively, and efficiently expand service capacity to meet client needs as its clients grow or outsource more of their non-core operations to the Company. In addition, to attract new clients to StarTek's services, the Company must have resources to develop a strategy to meet new clients' outsourcing goals promptly, as well as the ability to implement operations for such clients quickly and accurately.

TECHNOLOGY

         StarTek employs technology and proprietary software that incorporates digital switching, relational knowledge database management systems, call tracking systems, workforce management systems, object-oriented software modules, and computer telephony integration. The Company's digital switching technology is designed to enable calls to be routed to the next available teleservice representative with the appropriate product knowledge, skill, and language abilities. Call tracking and workforce management systems generate and track historical call volumes by client, enabling the Company to schedule personnel efficiently, anticipate fluctuations in call volume, and provide clients with detailed information concerning the status and results of the Company's services on a daily basis. Management believes StarTek's proprietary technology platform provides the Company with a competitive advantage in maintaining existing clients and attracting new clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks Associated with Rapidly Changing Technology".

EMPLOYEES AND TRAINING

         StarTek's success in recruiting, hiring, and training large numbers of full-time skilled employees, and obtaining large numbers of hourly and temporary employees during peak periods is critical to the Company's ability to provide high quality outsourced services. To maintain good employee relations and to minimize turnover, the Company offers competitive pay, hires employees who are eligible to receive the full range of employee benefits, and provides employees with clear, visible career paths. To meet its service objectives, the Company also utilizes temporary services. As of December 31, 1999, the Company had approximately 2,522 full-time equivalent employees. The number of temporary employees varies substantially due to the seasonal nature of the Company's clients' businesses. Management believes demographics surrounding StarTek's facilities, and the Company's reputation, stability, and compensation plans should allow the Company to continue to attract and retain qualified employees. However, the Company is adversely affected in some locations where unemployment levels are currently at low levels compared to historic norms, resulting in a shortage of available qualified employees. If low unemployment levels continue to persist in these areas, the Company's ability to attract qualified employees will continue to be adversely affected. Management believes StarTek's current operations in eight separate locations helps reduce this risk exposure. The Company considers its employee relations to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of factors relating to the Company's "Dependence on Labor Force" and "Dependence on Key Personnel".

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

         The Company's in-house training programs for technical support and telecommunications process management employees involve an in-depth, structured learning environment that builds technical competence and teaches critical software skills necessary to provide effective services to its clients. Each client service representative is designated and trained to support a particular product or group of products for a particular client. These client service representatives receive training in product knowledge, call listening, and computer skills prior to answering any customer calls independently. This training time depends on the complexity of the product for which such representative will provide services. Further, the Company uses live and taped call reviews and customer feedback surveys to continue to monitor and enhance its level of customer support services.

INDUSTRY AND COMPETITION

         Management believes businesses throughout the world are increasingly focusing on their core competencies, and are increasingly engaging outsourced service companies to perform specialized, non-core functions and services. Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage capacity, and improve customer and technical information gathering and utilization. To realize these advantages, companies are outsourcing the process of planning, implementing, and controlling the efficient flow of goods, services, teleservices, and related information from point of origin, to point of consumption. Additionally, rapid technological changes and rising customer expectations for high-quality goods and services make it increasingly difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to support a product's life-cycle on a cost-effective basis. Management believes companies that focus on providing these services as their core business, including StarTek, are expected to continue to benefit from these outsourcing trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of the Company's "Highly Competitive Market".

         StarTek competes on the basis of quality, reliability of service, price, efficiency, speed, and flexibility in tailoring services to client needs. Management believes StarTek's comprehensive and integrated services differentiate the Company from non-client competitors who may only be able to provide one or a few of the outsourced services StarTek provides. The Company continuously explores new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses. Management believes it can develop superior outsourced solutions to such inefficiencies on a cost-effective basis. Management believes StarTek competes primarily with in-house process management operations of its current and potential clients. Such in-house operations include Internet operations, E-commerce support, technical support teleservices, and supply chain management. StarTek also competes with certain companies that provide similar services on an outsourced basis. There are numerous competitors of all sizes that provide product order teleservices and product fulfillment distribution services.

ITEM 2.  PROPERTIES

FACILITIES

         StarTek's principal executive offices are located in Denver, Colorado. Currently, StarTek owns and operates (unless otherwise noted) the following facilities, containing, in the aggregate, approximately 872,850 square feet:


                                 YEAR OPENED OR                    LEASED, COMPANY OWNED, OR
           PROPERTIES               ACQUIRED      SQUARE FEET              OTHERWISE
           ----------               --------      -----------              ---------
         U.S. Facilities
  Greeley, Colorado                   1987             100,000    Company Owned
  Greeley, Colorado                   1993              10,500    Company Owned (a)
  Denver, Colorado                    1995             138,000    Company Owned (b)
  Greeley, Colorado                   1998              35,000    Company Owned
  Laramie, Wyoming                    1998              22,000    Company Owned
  Clarksville, Tennessee              1998             305,000    Company Owned (c)
  Grand Junction, Colorado            1999              46,350    Leased
  Greeley, Colorado                   1999              88,000    Company Owned
  Big Spring, Texas                   1999              30,000    Leased
    International Facilities
  Hartlepool, England                 1993              73,000    Leased
  Singapore                           1995              25,000    Subcontractor Relationship


     Substantially all of the Company's facility space can be used to support several of the Company's process management service platforms. Management believes StarTek's existing facilities are adequate for the Company's current operations, but continued capacity expansion will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable StarTek to readily provide for needs of new clients, and increasing needs of existing clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks of Business Interruptions".

  ---------------

(a)  This facility was closed in December 1999, and is currently for sale.

(b) Certain process management services previously provided from the Denver facility were completely transferred to other facilities by January 31, 2000. Currently, a relatively small portion of the Denver facility provides for certain executive, corporate, and information technology functions, while management evaluates possible operating activities which could be located in this facility.

(c) See Note 9 to the consolidated financial statements set forth herein for a description of the Tennessee financing arrangement.

ITEM 3. LEGAL PROCEEDINGS

         The Company has been involved from time to time in litigation arising in the normal course of business, none of which is currently expected by management to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three months ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

         StarTek's common stock has traded under the symbol "SRT" on the New York Stock Exchange since June 19, 1997, the effective date of the Company's initial public offering. High and low sale prices of StarTek's common stock for 1998 and 1999 were:

                         1998         HIGH     LOW
                         ----         ----     ---
                   First Quarter    12 3/16   9 1/16
                   Second Quarter   13 1/8   11 9/16
                   Third Quarter    12 13/16  8 5/8
                   Fourth Quarter   12 9/16   8 1/16

                         1999         HIGH     LOW
                         ----         ----     ---
                   First Quarter    14       10 3/8
                   Second Quarter   24 3/4    9 15/16
                   Third Quarter    55       21 13/16
                   Fourth Quarter   69       21 3/8

         The closing sale price for StarTek's common stock on March 1, 2000 was $44.25. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Volatility of Stock Price".

HOLDERS OF COMMON STOCK

         As of March 1, 2000, there were approximately 3,389 stockholders of record and 13,988,011 shares of common stock outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Control by Principal Stockholders".

DIVIDEND POLICY

         StarTek currently intends to retain all earnings to finance the continued growth of its business and does not expect to pay any dividends in the foreseeable future. The payment of any dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, general financial condition of the Company, and general business conditions. Under its $5 million line of credit, the Company may not pay dividends in an amount which would cause a failure to meet its financial covenants. See Note 7 to the consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Liquidity and Capital Resources" set forth herein for a description of these financial covenants.

SALES OF UNREGISTERED SECURITIES

         The Company did not issue or sell any unregistered securities during the three months ended December 31, 1999, except for the following stock options, all of which were granted at exercise prices equal to the market value of the Company's common stock on the date the options were granted:

     On October 1, 1999, the Company granted options to purchase 300 shares of common stock, in the aggregate, to three employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning October 1, 2000, expire on October 1, 2009, and are exercisable at $50.06 per share;

     On November 22, 1999, the Company granted options to purchase 22,700 shares of common stock, in the aggregate, to 25 employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning November 22, 2000, expire on November 22, 2009, and are exercisable at $32.81 per share; and

     On December 14, 1999, the Company granted an option to purchase 10,000 shares of common stock to one director pursuant to the Company's Director Stock Option Plan. This option fully vested on December 14, 1999 and is exercisable at $38.63 per share.

     The foregoing stock option grants were made in reliance upon exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Additionally, the following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                                                   YEAR ENDED DECEMBER 31
                                               1995           1996          1997         1998         1999
                                           -----------    -----------    -----------  -----------  -----------
                                                     (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                   $    41,509    $    71,584    $    89,150  $   140,984  $   205,227
Cost of services                                33,230         57,238         71,986      115,079      166,880
                                           -----------    -----------    -----------  -----------  -----------
Gross profit                                     8,279         14,346         17,164       25,905       38,347
Selling, general and administrative
      expenses                                   5,341          7,764          8,703       14,714       20,338
Management fee expense                           2,600          6,172          3,126           --           --
                                           -----------    -----------    -----------  -----------  -----------
Operating profit                                   338            410          5,335       11,191       18,009
Net interest income (expense) and
      other                                       (396)          (372)           933        2,254        2,814
                                           -----------    -----------    -----------  -----------  -----------
Income (loss) before income taxes                  (58)            38          6,268       13,445       20,823
Income tax expense                                  --            112          2,110        4,901        7,800
                                           -----------    -----------    -----------  -----------  -----------
Net income (loss)                          $       (58)   $       (74)   $     4,158  $     8,544  $    13,023
                                           ===========    ===========    ===========  ===========  ===========
Earnings per share:
     Basic                                                                            $      0.62  $      0.94
     Diluted                                                                          $      0.62  $      0.92

Weighted average shares outstanding:
     Basic                                                                             13,828,571   13,874,556
     Diluted                                                                           13,828,571   14,139,149

SELECTED OPERATING DATA:
Capital expenditures, net of proceeds      $     2,104    $     1,333    $     3,191  $    13,927  $    12,591
Depreciation and amortization              $       873    $     1,438    $     1,829  $     2,852  $     4,715

BALANCE SHEET DATA (DECEMBER 31):
Working capital                            $       798    $     2,895    $    38,704  $    38,336  $    40,214
Total assets                                    21,580         22,979         58,172       80,201      101,435
Total debt                                       7,294          6,475            664        4,225        7,424
Total stockholders' equity                 $     3,798    $     7,103    $    46,006  $    54,133  $    71,046


SELECTED UNAUDITED PRO FORMA INFORMATION:

                                                     YEAR ENDED DECEMBER 31
                                              1995           1996           1997
                                          ------------   ------------   ------------
                                         (dollars in thousands, except per share data)
Historical net income (loss)              $        (58)  $        (74)  $      4,158
Add back management fee expense                  2,600          6,172          3,126
Less applicable income tax expense                (948)        (2,204)        (1,394)
                                          ------------   ------------   ------------
Pro forma net income                      $      1,594   $      3,894   $      5,890
                                          ============   ============   ============

Earnings per share:
     Basic                                                              $       0.47
     Diluted                                                            $       0.47

Weighted average shares outstanding:
     Basic                                                                12,652,680
     Diluted                                                              12,652,680

      The Company was an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, and accordingly, was not subject to federal or state income taxes. The S corporation election was terminated on June 17, 1997 in contemplation of the Company's initial public offering. Since June 18, 1997, the Company has been a C corporation for federal and state income tax purposes. Pro forma net income: (i) reflects the elimination of management fee expense; and (ii) includes a provision for federal, state and foreign income taxes at an effective rate of 37.3% during the applicable S corporation period. Management fee expense was discontinued in connection with the initial public offering in June 1997. Pro forma presentation was not applicable for the years ended December 31, 1998 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on a principal client, loss or delayed implementation of a large project which could cause quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, and risks related to the Company's investment in and note receivable from Good Catalog Company doing business as gifts.com, risks related to the Company's Internet web site operations, and risks related to the Company's portfolio of Internet domain names. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by the information set forth in "Factors That May Affect Future Results" below.

OVERVIEW

     StarTek has historically generated revenues through the provision of process management services, which include E-commerce support and fulfillment, provisioning management for complex telecommunications systems, high-end inbound technical support, and a comprehensive offering of supply chain management services. The Company recognizes revenues as process management services are completed. Substantially all of the Company's significant arrangements with its clients for its services generate revenues based, in large part, on the number and duration of customer inquiries, and the volume, complexity and type of components involved in the handling of clients' products. Changes in the complexity or type of components in the product units assembled by the Company may have an effect on the Company's revenues, independent of the number of product units assembled.

         An essential element of the Company's ability to grow is availability of capacity to readily provide for the needs of new clients and increasing needs of existing clients. StarTek operates from facilities in the United States, United Kingdom and Singapore. The Company's capacity expanded during 1999 through: (i) lease of a 30,000 square-foot building in Big Spring, Texas; (ii) expansion of previously existing space in Hartlepool, England from 53,000 to 73,000 square feet; and (iii) purchase of an 88,000 square-foot building in Greeley, Colorado. These three additions, together with the Company's previously existing capacity, provided adequate capacity to accommodate revenue and earnings growth experienced by the Company during 1999. Management believes StarTek's existing facilities are adequate for the Company's current and near term operations, but continued capacity expansion will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable StarTek to readily provide for needs of new clients and increasing needs of existing clients. The 10,500 square-foot Greeley facility purchased in 1993 was closed in December 1999, and is currently for sale. Certain process management services previously provided from the Denver facility were completely transferred to other facilities by January 31, 2000. Currently, a relatively small portion of the Denver facility provides for certain executive, corporate, and information technology functions, while management evaluates possible operating activities which could be located in this facility.

         The Company's cost of services primarily include labor, telecommunications, materials, and freight expenses that are variable in nature and certain facility expenses. All other operating expenses, including expenses attributed to technology support, sales and marketing, human resource management, and other administrative functions not allocable to specific client services, are included in selling, general and administrative expenses, which generally tend to be either semi-variable or fixed in nature.

         From July 1992, through June 17, 1997, the Company operated as an S corporation and, accordingly, was not subject to federal or state income taxes. As an S corporation, in addition to general compensation for services rendered, the Company historically paid certain management fees, bonuses and other fees to the principal stockholders and/or their affiliates in amounts on an annual basis which were approximately equal to the annual earnings of the Company, and all such amounts were reflected as management fee expense in the consolidated statement of operations. Upon receipt of such management fees and bonuses, the principal stockholders historically contributed approximately 53% of such amounts to the Company to provide necessary working capital, with substantially all of the remaining balance used to pay applicable federal and state income taxes. The amounts so contributed are reflected in additional paid-in-capital on the Company's consolidated balance sheets. Effective with the closing of the Company's initial public offering, these management fees and bonus arrangements were discontinued.

         Compensation has continued to be payable to certain principal stockholders as general compensation for services rendered in the form of salaries or advisory fees and all such payments are included in selling, general and administrative expenses in the consolidated statement of operations. At current rates, such payments, in the aggregate, approximate $516,000 annually.

     The Company frequently purchases components of its clients' products as an integral part of its process management services and in advance of providing its product assembly and packaging services. These components are packaged, assembled, and held by StarTek pending shipment. The Company generally has the right to be reimbursed from clients for unused inventories. Client-owned inventories are not reflected in the Company's consolidated balance sheets. See
Note 1 and 4 to the consolidated financial statements set forth herein for a further description of the Company's inventories.

RESULTS OF OPERATIONS

    The following tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

         The following table sets forth, for the periods indicated, certain consolidated statement of operations data expressed as a percentage of revenues:





                                                                      YEAR ENDED DECEMBER 31
                                                             --------------------------------------
                                                                1997          1998          1999
                                                             ----------    ----------    ----------
Revenues                                                          100.0%        100.0%        100.0%
Cost of services                                                   80.7          81.6          81.3
                                                             ----------    ----------    ----------
Gross profit                                                       19.3          18.4          18.7
Selling, general and administrative expenses                        9.8          10.4           9.9
Management fee expense                                              3.5            --            --
                                                             ----------    ----------    ----------
Operating profit                                                    6.0           8.0           8.8
Net interest income and other                                       1.0           1.6           1.4
                                                             ----------    ----------    ----------
Income before income taxes                                          7.0           9.6          10.2
Income tax expense                                                  2.3           3.5           3.8
                                                             ----------    ----------    ----------
Net income                                                          4.7%          6.1%          6.4%
                                                             ==========    ==========    ==========





         The following table sets forth certain unaudited pro forma consolidated statement of operations data, expressed in dollars and as a percentage of revenues for the year ended December 31, 1997 (dollars in thousands, except per share data) (a):


Revenues                                         $     89,150    100.0%
Cost of services                                       71,986     80.7
                                                 ------------
Gross profit                                           17,164     19.3
Selling, general and administrative expenses            8,703      9.8
                                                 ------------
Operating profit                                        8,461      9.5
Net interest income and other                             933      1.0
                                                 ------------
Income before income taxes                              9,394     10.5
Income tax expense                                      3,504      3.9
                                                 ------------
Pro forma net income                             $      5,890      6.6%
                                                 ============

Earnings per share:
     Basic                                       $       0.47
     Diluted                                     $       0.47

Weighted average shares outstanding:
     Basic                                         12,652,680
     Diluted                                       12,652,680





------------------------------------

(a) The Company was an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, and accordingly, was not subject to federal or state income taxes. The S corporation election was terminated on June 17, 1997 in contemplation of the Company's initial public offering. Since June 18, 1997, the Company has been a C corporation for federal and state income tax purposes. Pro forma net income: (i) reflects the elimination of management fee expense; and (ii) includes a provision for federal, state and foreign income taxes at an effective rate of 37.3% during the applicable S corporation period. Management fee expense was discontinued in connection with the initial public offering in June 1997. Pro forma presentation was not applicable for the years ended December 31, 1998 and 1999.

1999 Compared to 1998

         Revenues. Revenues increased $64.2 million, or 45.6%, from $141.0 million in 1998 to $205.2 million in 1999. This increase was primarily from existing and new clients, partially offset by decreases in the volume of services provided to other existing clients. Also, management believes changes in the timing of the volume of services provided to the Company's clients due to year 2000 buying patterns contributed to the increase in revenues experienced by the Company during 1999.

         Cost of Services. Cost of services increased $51.8 million, or 45.0%, from $115.1 million in 1998 to $166.9 million in 1999. As a percentage of revenues, cost of services was 81.6% and 81.3% in 1998 and 1999, respectively. This percentage amount remained relatively consistent.

         Gross Profit. Due to the foregoing factors, gross profit increased $12.4 million in 1999, or 48.0%, from $25.9 million in 1998 to $38.3 million in 1999. As a percentage of revenues, gross profit was 18.4% and 18.7% in 1998 and 1999, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.6 million, or 38.2%, from $14.7 million in 1998 to $20.3 million in 1999, primarily as a result of increased personnel and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 10.4% in 1998 to 9.9% in 1999.

         Operating Profit. As a result of the foregoing factors, operating profit increased from $11.2 million in 1998 to $18.0 million in 1999. As a percentage of revenues, operating profit increased from 8.0% in 1998 to 8.8% in 1999.

         Net Interest Income and Other. Net interest income and other was $2.3 million in 1998 and $2.8 million in 1999. The majority of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $7.4 million, or 54.9%, from $13.4 million in 1998 to $20.8 million in 1999. As a percentage of revenues, income before income taxes increased from 9.6% in 1998 to 10.2% in 1999.

         Income Tax Expense. Income tax expense for 1998 and 1999 reflects a provision for federal, state, and foreign income taxes at an effective rate of 36.5% and 37.5%, respectively.

         Net Income. Based on the factors discussed above, net income increased $4.5 million, or 52.4%, from $8.5 million in 1998 to $13.0 million in 1999.

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

         The Company has a $5.0 million line of credit with Norwest Bank Colorado, N.A. (the "Bank"), which matures on April 30, 2001. Borrowings under the line of credit bear interest at the Bank's prime rate (8.5% as of December 31, 1999). Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of December 31, 1999 and the date of this Form 10-K, the Company was in compliance with these financial covenants. Collateral for the line of credit is trade accounts receivable of certain of the Company's wholly owned subsidiaries. As of December 31, 1999 and the date of this Form 10-K, no amount was outstanding under the $5.0 million line of credit.

         On October 26, 1998, the Company, through its wholly owned subsidiary StarTek USA, Inc., entered into an equipment loan agreement with a finance company maturing November 2, 2002. In connection with the equipment loan, the Company received cash of $3.6 million in exchange for providing, among other things, certain collateral, which generally consisted of equipment, furniture, and fixtures used in the Company's business. The equipment loan provides for interest at a fixed annual rate of interest of 7.0% and for the Company to pay forty-eight equal monthly installments, which, in the aggregate, totaled approximately $4.2 million at inception of the equipment loan. In addition to the collateral described above, the Company granted to the finance company a secondary security interest in certain of its wholly owned subsidiaries' account receivable.

         On February 16, 1999, the Company entered into a lease agreement for 46,350 square feet of building space in Grand Junction, Colorado. The facility is used for a call center, general office use, and other services offered by the Company (the "Grand Junction Facility"). The term of the lease agreement commenced on May 1, 1999 and unless earlier terminated or extended, continues until April 30, 2009. Pursuant to the terms of the lease agreement, the Company was granted, among other things: (i) a right of first refusal to purchase the property, of which the leased space is a part, during the lease term; and (ii) a right to terminate the lease agreement anytime after the end of the fifth year, by giving the landlord 180 day prior written notice to terminate. Assuming the lease agreement is not terminated after the end of the fifth year, total minimum rental commitments, in the aggregate, excluding certain taxes and utilities as defined, are approximately $1.1 million and are payable on a monthly basis from May 1999 through April 2009.

         On July 16, 1999, the Company entered into a lease agreement for an additional 20,000 square feet of building space in Hartlepool, England, to be used for the continuing operations of StarTek Europe, Ltd. (a wholly owned subsidiary of the Company). The term of the lease agreement commenced on May 1, 1998 and unless earlier terminated, extended, or otherwise revised, continues until April 30, 2013. If the Company and the landlord do not complete a new lease agreement for additional premises, as defined, the Company was granted the right to terminate the lease agreement on May 1, 2003 by giving the landlord at least six months written notice to terminate. Additionally, if a new lease agreement for additional premises, as defined, is consummated, the Company was granted the right to terminate the lease agreement on May 1, 2008 by giving the landlord at least six months written notice to terminate. Pursuant to the terms of the lease agreement, the Company was granted an option, which commences on May 1, 2008 and expires on July 31, 2008, to purchase the leased property at market value as determined at such time. The lease agreement provides for quarterly lease payments which, in the aggregate for the periods described, are:
106,000 British Pounds from May 1, 1998 through April 30, 1999, all of which the Company has paid; 584,000 British Pounds from May 1, 1999 through April 30, 2003, a portion of which the Company has paid pursuant to the quarterly lease payment schedule provided for in the lease agreement; and 1,095,000 British Pounds from May 1, 2003 through April 30, 2008. Quarterly lease payments from May 1, 2008 through April 30, 2013 will equal lease payments as agreed to between the landlord and the Company, or by formula in the absence of such an agreement.

         Effective September 15, 1999, the Company, through its wholly owned subsidiary Domain.com, Inc. ("Domain.com"), entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Good Catalog Company, previously a wholly owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com purchased 19.9% of the outstanding common stock of Good Catalog Company for approximately $2.6 million in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Good Catalog Company. The Contribution Agreement provides for: (i) an assignment from Domain.com to Good Catalog Company of Domain.com's right, title, and interest in and to the URL www.gifts.com; and (ii) an undertaking by Good Catalog Company to effect a change in its name to Gifts.com, Inc. Domain.com has the right to designate at least one member of Good Catalog Company's board of directors, which will consist of at least five directors. Effective November 1, 1999, Domain.com, Reader's Digest, and Good Catalog Company entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7.8 million and Reader's Digest advanced an unsecured loan of $18.4 million to Good Catalog Company ( the "Loans"). The Loans mature November 1, 2002, bear interest at a rate equal to a three month LIBO rate plus 2.0% per annum, and interest is payable quarterly. Currently, Good Catalog Company, doing business as gifts.com, provides an Internet web site accessed through the URL www.gifts.com that sells gifts on-line. The Company agreed to perform certain fulfillment services for Good Catalog Company in connection with certain products and services to be sold in connection with gifts.com.

         On October 14, 1999, the Company purchased an 88,000 square-foot building in Greeley, Colorado for $4.2 million in cash. The building is used for certain executive and other offices, E-commerce support operations, and telecommunications provisioning management business.

         On October 22, 1999, the Company, through its wholly owned subsidiary StarTek USA, Inc., completed an equipment loan arrangement with a finance company maturing October 22, 2003. In connection with the equipment loan, the Company received cash of $2.0 million in exchange for providing, among other things, certain collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loan. The equipment loan arrangement provides for interest at the prime rate minus 1.60% (6.9% as of December 31, 1999), and forty-eight consecutive monthly payments. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. As of December 31, 1999 and the date of this Form 10-K, StarTek USA, Inc. was in compliance with these financial covenants.

         On November 1, 1999, the Company entered into a lease agreement for 30,000 square feet of building space in Big Spring, Texas. The facility is principally used for a call center supporting Internet and telecommunications clients, and for general office use and other services offered by the Company. The term of the lease agreement commenced on November 1, 1999 and unless earlier terminated or extended, continues until November 1, 2014. Pursuant to the terms of the lease agreement, the Company was granted, among other things: (i) a right to terminate the lease agreement in the fifth or tenth year. Assuming the lease agreement is not terminated after the end of the fifth or tenth year, total minimum rental commitments, in the aggregate, excluding certain taxes and utilities as defined, are approximately $0.9 million, and are payable on a monthly basis from November 1999 through November 2014. Pursuant to an incentive agreement and through the tenth year of the lease agreement, the Company shall be reimbursed for the actual amount of its lease payments.

         In November 1999, the Company received $2.3 million in cash in connection with its Big Spring, Texas operations through a non-interest bearing fifteen-year promissory note. The principal balance of the promissory note declines without payment over fifteen years based on the level of employment at the Company's Big Spring, Texas facility during the term of the promissory note.

         As of December 31, 1999, the Company had cash, cash equivalents, and investment balances of $35.9 million, working capital of $40.2, and stockholders' equity of $71.0 million. Investments available for sale primarily consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. Trading securities generally consisted of publicly traded common stock of U.S. based companies, and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities. StarTek's cash and cash equivalents are not restricted. The Company's investments available for sale and trading securities could be materially and adversely affected by: (i) various domestic and foreign economic conditions, such as recession, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation, and other factors; (ii) the inability of certain corporations to repay their debts, including interest amounts, to the Company; and (iii) changes in market price of common stocks, international equity mutual funds, hedging securities, and other derivative securities held by the Company due to the level of trading in such securities, and other risks generally attributable to U.S. based publicly traded companies. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

         Net cash provided by operating activities increased from $13.1 million in 1998 to $15.8 million in 1999. This increase was primarily a result of increases in net income, accrued and other liabilities, depreciation and amortization expense, and income taxes payable. The positive effects of the foregoing were partially offset by increases in net deferred tax assets, net purchases of trading securities, net trade accounts receivable, inventories, and prepaid expenses and other assets; and decreases in accounts payable. Microsoft Corporation ("Microsoft") accounted for approximately 77.5% of the Company's revenues in 1999. Correspondingly, the Company's cash flows from operating activities were in the past and presently continue to be substantially dependent upon its Microsoft related process management services operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" set forth herein for a further discussion of the Company's "Reliance on Principal Client Relationship" and "Risks Associated with the Company's Contracts".

         Net cash used in investing activities was $24.2 million in 1998 and $28.9 million in 1999. This increase was primarily due to $2.6 million and $7.8 million paid to Good Catalog Company in exchange for a 19.9% equity interest in and a note receivable from Good Catalog Company, respectively. The effects of the foregoing were partially offset by decreases, in the aggregate of $5.7 million, related to net purchases of property, plant, and equipment and net purchases of investments available for sale.

         Net cash provided by financing activities was $3.6 million in 1998, which primarily consisted of $3.7 million of net proceeds received from an October 1998 equipment loan and other borrowings, partially offset by approximately $0.1 million of principal payments for the October 1998 equipment loan and various capital lease obligations. Net cash provided by financing activities was $5.6 million in 1999, which primarily consisted of $2.4 million of proceeds received from exercises of employee stock options and $4.3 million of proceeds received from borrowing arrangements entered into during 1999, partially offset by $1.1 million of principal payments on borrowings and capital lease obligations.

         The effect of currency exchange rate changes on the translation of the Company's United Kingdom and Singapore operations was not substantial during 1999. The terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with certain of its investments.

         Management believes the Company's current cash, cash equivalents, investments, anticipated cash flows from future operations, and $5.0 million of currently available financing under its line of credit, will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal client and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to fund the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available, or that if available, it will be available on terms favorable to the Company.

QUARTERLY RESULTS

         Note 17 to the consolidated financial statements set forth herein reflects certain unaudited statement of operations data for the quarters in 1998 and 1999. Unaudited quarterly information has been prepared on the same basis as annual information and, in management's opinion, includes all adjustments necessary to present fairly information for quarters presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results"--"Variability of Quarterly Operating Results" set forth herein for a further discussion of the Company's quarterly results.

         For quarterly periods in 1998 and 1999, revenues, cost of services and gross profits fluctuated principally due to the seasonal pattern of certain of the businesses served by the Company and an increase in the volume of services provided to the Company's principal client, together with certain existing and new clients, partially offset by decreases in the volume of services provided to other existing clients. Revenues, cost of services, and gross profit from the fourth quarter of 1998 to the first quarter of 1999 declined principally due to the seasonal pattern of certain businesses served by the Company. Also, management believes changes in the timing of the volume of services provided to the Company's clients due to year 2000 buying patterns contributed to the increase in revenues experienced by the Company in the third quarter of 1999 by accelerating significant revenues into the third quarter of 1999 revenues that may have otherwise occurred in the fourth quarter of 1999 and potentially the first quarter of 2000.

         The following table sets forth certain unaudited statement of operations data, expressed as a percentage of revenues:

                                                1998 QUARTERS ENDED              1999 QUARTERS ENDED
                                          ------------------------------  --------------------------------
                                          MAR 31  JUN 30  SEPT 30 DEC 31  MAR 31   JUN 30  SEPT 30  DEC 31
                                          ------  ------  ------- ------  ------   ------  -------  ------
Revenues                                  100.0%  100.0%  100.0%  100.0%  100.0%   100.0%   100.0%   100.0%
Gross profit                               18.8    19.0    18.4    18.0    18.8     18.6     18.5     18.8
Selling, general and administrative
expenses                                   11.2    13.3    11.0     8.6    10.8     11.4     10.7      7.7
Operating profit                            7.6     5.7     7.4     9.4     8.0      7.2      7.8     11.1
Net income                                  6.2%    5.4%    5.7%    6.5%    6.0%     5.5%     5.8%     7.6%


         Gross profit as a percentage of revenues, remained relatively constant from the fourth quarter of 1998 to the first quarter of 1999, and for each of the comparative quarters between 1998 and 1999 as a substantial portion of the Company's revenues continued to be derived from the Company's principal client and the terms of the Company's arrangements with its principal client have also, in large part, remained constant.

         For the quarterly periods in 1998 and 1999, selling, general and administrative expenses fluctuated principally due to personnel and related expansion costs incurred to service increasing business. Additionally, for the quarterly periods in 1998 and 1999, selling, general and administrative expenses fluctuated partially due to the spreading of fixed and semi-variable costs over a revenue base that fluctuates from quarter to quarter.

         Operating profit fluctuated within the quarterly periods of 1998 and 1999 based primarily on the factors noted above.

         Net income also fluctuated within the quarterly periods in 1998 and 1999 based primarily on the factors noted above, and based on an increase in net interest income and other derived from the Company's cash equivalents and investments in 1999 partially offset by a provision for income taxes in 1999 of 37.5%.

INFLUENCE OF YEAR 2000

     In 1999, management discussed the nature and progress of StarTek's plans to become Year 2000 ready. In late 1999, management believed the Company completed its remediation and testing of certain systems. Because of those planning and implementation efforts, management believes: (i) the Company experienced no significant disruptions in mission critical information technology and non-information technology systems; and (ii) those systems successfully responded to the Year 2000 date change. The Company expensed approximately $150,000 related to remediating its systems. Management is not aware of any substantial problems, resulting from Year 2000 issues, with StarTek's services, internal systems, or products and services of third parties. Management plans to continue to monitor StarTek's mission critical computer applications and those of its important suppliers throughout 2000 in an effort to insure StarTek addresses any latent Year 2000 problems responsively. Management does not anticipate incurring any material costs related to its ongoing monitoring of Year 2000 issues.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although the Company cannot accurately anticipate the effect of domestic and foreign inflation on its operations, the Company does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on its results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Reliance on Principal Client Relationship

     Microsoft Corporation ("Microsoft") accounted for approximately 77.5% of the Company's revenues in 1999. Loss of Microsoft as a client would have a material adverse effect on the Company's business, results of operations, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain Microsoft as a client or, if it were to lose Microsoft as a client, it would be able to timely replace Microsoft with clients which generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from the Microsoft relationship in the past is not necessarily indicative of revenues that may be expected from Microsoft in the future.

Variability of Quarterly Operating Results

     The Company's business is highly seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. Additionally, the Company has experienced, and expects to continue to experience, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches; (ii) expiration or termination of existing client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from current and future clients; (iv) seasonal nature of certain clients' businesses;
(v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal client.

Difficulties in Managing Business Undergoing Rapid Growth

         StarTek has experienced rapid growth over the past several years and anticipates continued future growth. Continued growth depends on a number of factors, including the Company's ability to: (i) initiate, develop, and maintain new and existing client relationships, particularly relationships with its principal client; (ii) expand its sales and marketing organization; (iii) recruit, motivate, and retain qualified management, customer support, and other personnel; (iv) rapidly expand capacity of its existing facilities or identify, acquire or lease suitable additional facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; (v) provide high quality services to its clients; and (vi) maintain relationships with high-quality and reliable suppliers. Continued rapid growth can be expected to place significant strain upon the Company's management, employees, operations, operating and financial systems, and other resources. To accommodate such growth and to compete effectively, the Company must continue to implement and improve its information systems, procedures, and controls and expand, train, motivate, and manage its workforce. There can be no assurance the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Further, there can be no assurance the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations, or achieve planned growth on a timely and profitable basis. If the Company is unable to manage growth effectively or if growth does not occur, its business, results of operations, and financial condition could be materially and adversely affected.

Risks Associated with Rapidly Changing Technology

         Continued and substantial world-wide use and development of the Internet as a delivery system for computer software, hardware, computer games, other computer related products, and products in general could significantly and adversely affect demand for the Company's services. Additionally, the Company's success is significantly dependent on its computer equipment, telecommunications equipment, software systems, operating systems, and financial systems. There can be no assurance the Company will be able to timely and successfully develop and market any new services, such services will be commercially successful, or clients' and competitors' technologies or services will not render the Company's services obsolete. Furthermore, the Company's failure to successfully and timely implement sophisticated technology or to respond effectively to technological changes in general, would have a material adverse effect on the Company's success, growth prospects, results of operations, and financial condition.

Dependence on Labor Force

         StarTek's success is largely dependent on its ability to recruit, hire, train, and retain qualified employees. The Company's business is labor intensive and continues to experience relatively high personnel turnover. The Company's operations, especially its technical support teleservices, generally require specially trained employees. Increases in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease its operating efficiency and productivity. Also, the addition of new clients or implementation of new projects for existing clients may require the Company to recruit, hire, and train personnel at accelerated rates. There can be no assurance the Company will be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth. Additionally, since a substantial portion of the Company's operating expenses consist of labor related costs, continued labor shortages together with increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor related expenses) could have a material adverse effect on StarTek's business, operating profit, and financial condition. Furthermore, certain of StarTek's facilities are located in areas with relatively low unemployment rates and/or relatively high labor costs, thus potentially making it more difficult and costly to hire qualified personnel.

Risks Associated with International Operations and Expansion

         StarTek currently conducts business in Europe and Asia, in addition to its North America operations. Such international operations accounted for approximately 24.0% of the Company's revenues for the year ended December 31, 1999. A component of the Company's growth strategy continues to be expansion of its international operations. There can be no assurance the Company will be able to continue or expand its capacity to market, sell, and deliver its services in international markets, or develop relationships with other businesses to expand its international operations. Additionally, there are certain risks inherent in conducting international business, including: (i) exposure to foreign currency fluctuations against the U.S. dollar; (ii) potentially longer working capital cycles; (iii) greater difficulties in collecting accounts receivable; (iv) difficulties in complying with a variety of foreign laws and foreign tax regulations; (v) unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; (vi) difficulties in staffing and effectively managing foreign operations; and (vii) political instability and adverse tax consequences. There can be no assurance one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations, growth prospects, and financial condition.

Control by Principal Stockholders

         As of March 1, 2000, A. Emmet Stephenson, Jr., Chairman of the Board and co-founder of the Company, and his family beneficially own approximately 65.5% of the Company's outstanding common stock. As a result, Mr. Stephenson and his family will be able to elect the entire Board of Directors of the Company and to control substantially all other matters requiring action by the Company's stockholders. Additionally, substantially all of the Company's revenues, operating expenses, and operating results in general are derived from the Company's wholly owned subsidiaries. Mr. Stephenson is the sole director for each of the Company's wholly owned subsidiaries. Such voting concentration may discourage, delay or prevent a change in control of the Company and its wholly owned subsidiaries. In connection with Domain.com, Inc.'s 19.9% equity interest in Good Catalog Company, Mr. Stephenson is also a director of Good Catalog Company. Previously, Good Catalog Company was a wholly owned subsidiary of The Reader's Digest Association, Inc. Domain.com, Inc. is a wholly owned subsidiary of StarTek, Inc. Currently, Good Catalog Company, doing business as gifts.com, sells gifts on-line through an Internet web site accessed through the URL www.gifts.com.

Dependence on Key Personnel

         The Company's success to date has depended in part on the skills and efforts of Mr. Stephenson and Michael W. Morgan, President, Chief Executive Officer, Director, and co-founder of the Company. As of March 1, 2000, Mr. Stephenson and his family and Mr. Morgan beneficially own approximately 65.5% and 4.7% of the Company's outstanding common stock, respectively. Mr. Stephenson and Mr. Morgan have not entered into employment agreements with the Company and there can be no assurance the Company can retain the services of these individuals. The loss of either Mr. Stephenson, Mr. Morgan, or the Company's inability to hire and retain other qualified officers, directors and key employees, could have a material adverse effect on the Company's success, growth prospects, results of operations, and financial condition.

Dependence on Key Industries and Trends Toward Outsourcing

         StarTek's current client base generally consists of companies engaged primarily in the computer software, computer hardware, Internet, E-commerce, technology, and telecommunications industries. The Company's business and growth is largely dependent on continued demand for its services from clients in these industries and industries targeted by the Company, and current trends in such industries to outsource various non-core functions which are offered on an outsourced basis by the Company. A general economic downturn in the computer industry or in other industries targeted by the Company, or a slowdown or reversal of the trend in these industries to outsource services provided by the Company could materially and adversely affect the Company's business, results of operations, growth prospects, and financial condition.

Risks Associated with the Company's Contracts

         The Company typically enters into written agreements with each client for outsourced services, or performs services on a purchase order basis. Under substantially all of the Company's significant arrangements with its clients, including its principal client, the Company typically generates revenues based on the number and duration of customer inquiries, and volume, complexity, and type of components involved in its clients' products. Consequently, the amount of revenues generated from any particular client is generally dependent upon customers' purchase and use of StarTek's clients' products. There can be no assurance as to the number of customers who will be attracted to the products of the Company's clients or the Company's clients will continue to develop new products that will require the Company's services. Although the Company currently seeks to sign multi-year contracts with its clients, the Company's contracts generally: (i) permit termination upon relatively short notice by its clients; (ii) do not designate the Company as its clients' exclusive outsourcing service provider; (iii) do not penalize its clients for early termination, and;
(iv) generally hold the Company responsible for work performed which does not meet certain pre-defined specifications. To the extent the Company works on a purchase order basis, agreements with its clients frequently do not provide for minimum purchase requirements, except in connection with certain of its technical support services. Substantially all of the Company's contracts require the Company, through its wholly owned subsidiaries and for certain of its facilities and services, to maintain ISO 9002 certification.

Highly Competitive Markets

         The markets in which StarTek operates are highly competitive. Management expects competition to persist and intensify in the future. The Company's competitors include small firms offering specific applications, divisions of large companies, large independent firms and, most significantly, in-house operations of StarTek's existing and potential clients. A number of competitors have or may develop financial and other resources greater than those of the Company. Similarly, there can be no assurance additional competitors with greater name recognition and resources than the Company will not enter the markets in which the Company operates. In-house operations of the Company's existing and potential clients are significant competitors of the Company. As a result, StarTek's performance and growth could be materially and adversely affected if its clients decide to provide in-house services currently outsourced, or if potential clients retain or increase their in-house capabilities. Moreover, a decision by its principal client to consolidate its outsourced services with a company other than StarTek would materially and adversely affect the Company's business. Additionally, competitive pressures from current or future competitors could result in substantial price erosion, which could materially and adversely affect the Company's business, results of operations, and financial condition.

Risks of Business Interruptions

         StarTek's operations depend on its ability to protect its facilities, clients' products, confidential client information, computer equipment, telecommunications equipment, and software systems against damage from Internet interruption, fire, power-loss, telecommunications interruption, E-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, other emergencies, and ability of its suppliers to deliver component parts quickly. While the Company maintains certain procedures and contingency plans to minimize the detrimental impact of such events, there can be no assurance such procedures and plans will be successful. In the event the Company experiences temporary or permanent interruptions or other emergencies at one or more of its facilities, the Company's business could be materially and adversely affected and the Company may be required to pay contractual damages to its clients, or allow its clients to terminate or renegotiate their arrangements with the Company. While the Company maintains property and business interruption insurance, such insurance may not adequately and/or timely compensate the Company for all losses it may incur. Further, some of the Company's operations, including telecommunication systems and telecommunication networks, and the Company's ability to timely and consistently access and use 24 hours per day, seven days per week, telephone, Internet, E-commerce, E-mail, facsimile connections, and other forms of communication are substantially dependent upon telephone companies, Internet service providers, T1 lines, etc. If such communications are interrupted on a short or long-term basis, the Company's services would be similarly interrupted and delayed.

Volatility of Stock Price

         The market price of StarTek's common stock may be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, the success of the Company in implementing its business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. Additionally, the stock market has experienced substantial price and volume fluctuations that have particularly affected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of StarTek's common stock. Additionally, since approximately 29.8% of StarTek's outstanding common stock is currently available to the public for trading, any change in demand for such shares can be expected to substantially influence market prices of StarTek's outstanding common stock.

Risks related to Investment in and Note Receivable from Good Catalog Company, doing business as gifts.com

         Through its wholly owned subsidiary Domain.com, Inc., the Company's investment in and note receivable from Good Catalog Company, doing business as gifts.com, of approximately $10.4 million, in the aggregate, involves a high degree of risk. The business of gifts.com is difficult to evaluate because it has a limited operating history under its current business model. Good Catalog Company was a wholly owned subsidiary of The Reader's Digest Association, Inc. Gifts.com's current management team and its current web site were both formed in late 1999. Accordingly, an investor in the Company's common stock must consider the challenges, risks, and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. These challenges influencing gifts.com's ability to substantially increase its revenues and thereby achieve profitability, include gifts.com's ability to: (i) execute on its business model; (ii) increase brand recognition;
(iii) manage growth in its operations; (iv) cost-effectively attract and retain a high volume of online customers and build a critical mass of repeat customers at a reasonable cost; (v) effectively manage, control, and account for inventory; (vi) upgrade and enhance its web site, transaction-processing systems, order fulfillment capabilities, and inventory management systems; (vii) increase awareness of its online store; (viii) establish pricing to meet customer expectations; (ix) compete effectively in its market; (x) adapt to rapid regulatory and technological changes related to E-commerce and the Internet; and (xi) protect its trademarks, service marks, and copyrights. These and other uncertainties generally attributable to businesses engaging in E-commerce and the Internet must be considered when evaluating the Company's investment in and note receivable from Good Catalog Company, and the Company's participation in the business of gifts.com. An impairment of the Company's investment in and note receivable from Good Catalog Company could have an adverse effect on the Company's results of operations and financial condition.

Risks related to the Company's Internet web site operations

         Through its wholly owned subsidiary Domain.com, Inc., the Company's Internet web site operations involve a high degree of risk. The businesses of airlines.com and wedding.com, for example, are difficult to evaluate because each are early stage and have a limited operating history. Accordingly, an investor in the Company's common stock must consider the challenges, risks, and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. These challenges influencing, for example, airlines.com's and wedding.com's ability to substantially increase revenues and thereby achieve profitability, include the ability to: (i) execute on business models; (ii) increase brand recognition;
(iii) manage growth in operations; (iv) cost-effectively attract and retain a high volume of online customers and build a critical mass of repeat customers at a reasonable cost; (v) upgrade and enhance web sites, transaction-processing systems, and order fulfillment capabilities; (vi) increase awareness of online offerings; (vii) establish pricing to meet customer expectations; (viii) compete effectively; (ix) adapt to rapid regulatory and technological changes related to E-commerce and the Internet; and (x) protect trademarks, service marks, and copyrights. These and other uncertainties generally attributable to businesses engaging in E-commerce and the Internet must be considered when evaluating prospects of the Company's Internet web site operations.

Risks related to the Company's portfolio of Internet domain names

         Through its wholly owned subsidiary Domain.com, Inc., the Company owns a portfolio of Internet domain names. The estimated fair market value of domain names owned by the Company is difficult to assess because the Company, to date, has had limited activity related to its Internet domain name portfolio. An investor in the Company's common stock must consider the challenges, risks, and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. These challenges influencing the Company's ability to benefit from its portfolio of Internet domain names include the Company's ability to: (i) execute on its business model; (ii) increase brand recognition of the Internet domain names within the Company's portfolio; and (iii) protect trademarks, service marks, and copyrights related to the domain names. These and other uncertainties generally attributable to businesses engaging in E-commerce and the Internet must be considered when evaluating the Company's portfolio of Internet domain names, and prospects of the Company's Internet web site operations anticipated to be developed from these domain names.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following discusses the Company's exposure to market risk related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. On May 19, 1999 and as amended on August 19, 1999, the Company's Board of Directors approved the Company's current investment portfolio policy which provides for, among other things, investment objectives and investment portfolio allocation guidelines. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, equity market prices and other general market risks, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" appearing elsewhere in this Form 10-K. Also, see Note 1 and 3 to the consolidated financial statements set forth herein for a further discussion of the Company's cash, cash equivalents, and investments.

Interest Rate Sensitivity and Other General Market Risks

         Cash and Cash Equivalents. As of December 31, 1999, the Company had $11.9 million in cash and cash equivalents, which was not restricted, and consisted of: (i) approximately $11.6 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 5.0%; and (ii) approximately $0.3 million in various non-interest bearing accounts. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

         Investments Available for Sale. As of December 31, 1999, the Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $23.7 million and $22.8 million, respectively. These investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest rate risk and will fall in value if interest rates increase.

         Fair market value of and estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts, including interest, as they become due, to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

         The Company's investments in foreign government bonds denominated in U.S. dollars entail special risks of global investing. These risks include, but are not limited to: (i) currency exchange fluctuations which could adversely affect the ability of foreign governments to repay their debts in U.S. dollars;
(ii) foreign government regulations; and (iii) the potential for political and economic instability. Fair market value of such investments in foreign government bonds (denominated in U.S. dollars) can be expected to be more volatile than that of U.S. government bonds. These risks are intensified for the Company's investments in debt of foreign governments located in countries generally considered to be emerging markets.

         The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale as of December 31, 1999:

                              WEIGHTED                            EXPECTED MATURITY DATE
                              AVERAGE                                    --COST--
                           INTEREST RATES                         (DOLLARS IN THOUSANDS)
                          ----------------   ----------------------------------------------------------------   ----------
                                             1 year   2 years  3 years  4 years  5 years  Thereafter   Total    FAIR VALUE
                                             -------  -------  -------  -------  -------  ----------  -------   ----------
Corporate bonds                 6.12%        $ 5,944  $    --  $    --  $    --  $    --   $    --    $ 5,944     $ 6,059
Foreign government bonds        6.25%          1,980       --       --       --       --        --      1,980       1,991
Corporate bonds                 8.54%             --    3,987       --       --       --        --      3,987       3,975
Corporate bonds                 7.26%             --       --    2,711       --       --        --      2,711       2,518
Corporate bonds                 5.08%             --       --       --       --    1,830        --      1,830       1,484
Foreign government bonds        8.88%             --       --       --       --       --     1,438      1,438       1,582
                                             -------  -------  -------  -------  -------   -------    -------     -------
Total                           6.96%        $ 7,924  $ 3,987  $ 2,711  $    --  $ 1,830   $ 1,438    $17,890     $17,609
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

         As of December 31, 1999 and as part of its investments available for sale portfolio, the Company was invested in: (i) various bond mutual funds which, in the aggregate, had an original cost and fair market value of approximately $2.0 million and $1.9 million, respectively; and (ii) equity securities which, in the aggregate, had an original cost and fair market value of approximately $3.8 million and $3.3 million, respectively.

         Debt securities within bond mutual funds as of December 31, 1999: (i) had a weighted average yield of approximately 11.8%, and a weighted average maturity of approximately 3.4 years; (ii) are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments which are intended to reduce fair market value fluctuations;
(iv) are subject to interest rate risk and will fall in value if market interest rates increase; and (v) are subject to the quality of the underlying securities within the mutual funds. The Company's investments in bond mutual funds entail special risks of global investing, including, but not limited to: (i) currency exchange fluctuations; (ii) foreign government regulations; and (iii) the potential for political and economic instability. The fair market value of the Company's investments in bond mutual funds can be expected to be more volatile than that of a U.S.-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain of the bond mutual fund investments are also subject to the effect of leverage, which in a declining market can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

         Outstanding Debt of the Company. As of December 31, 1999, the Company had outstanding debt of approximately $7.4 million, approximately $2.7 million of which bears interest at an annual fixed rate of 7.0%, and approximately $2.3 million of which bears no interest, as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed a $2.0 million equipment loan arrangement whereby the Company is expected to repay its debt at a variable rate of interest over a forty-eight month period. Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates could, however, increase interest expense associated with the Company's existing variable rate $2.0 million equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate. As of December 31, 1999, the Company had no outstanding line of credit obligations. The Company has not hedged against interest rate changes.

Equity Price Risk and Other General Market Risks

         Equity Securities. As of December 31, 1999, the Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in the aggregate, of $3.8 million and $3.3 million, respectively. The Company's investments in equity securities consisted of real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. A substantial decline in the value of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, the price of common stock held by the Company would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

         Trading Securities. As of December 31, 1999, the Company was invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $1.4 million and $1.2 million, respectively. Trading securities consisted primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities and various forms of derivative securities. Trading securities were held to meet short-term investment objectives. The Company entered into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As part of trading securities and as of December 31, 1999, the Company was invested in securities sold short related to a total of 24,421 shares of U.S. equity securities which, in the aggregate, had a basis and estimated fair market value of approximately $1.8 million and $2.2 million, respectively, all of which were reported net as components of trading securities. These securities sold short were used in conjunction with and were substantially offset by other trading securities, which taken together, represented a risk arbitrage portfolio in U.S. equity securities.

         Management believes the risk of loss to the Company in the event of nonperformance by any party under these agreements is not substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Management believes such differences are not substantial to the Company's results of operations, financial condition, or liquidity. Hedging and derivative securities may involve elements of credit and market risk in excess of the amounts recognized in the accompanying consolidated financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risk

         Approximately 17.3% of the Company's revenues in 1999 were derived from arrangements whereby the Company received payments from its clients in currencies other than U.S. dollars. Terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its day to day operations in the United Kingdom and Singapore.

         Certain of the Company's investments classified as bond mutual funds (discussed in further detail above as part of "Interest Rate Sensitivity and Other General Market Risks") include investments in various forms of currency risk hedging instruments which are intended to reduce fair market value fluctuations of such mutual funds.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY FINANCIAL DATA

         Consolidated financial statements and supplementary data of the Company required by Item 8. are set forth herein at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEMS 10. THROUGH 13.

         Information required by Item 10. (Directors and Executive Officers of the Registrant), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management), and Item 13. (Certain Relationships and Related Transactions) will be included in StarTek's definitive proxy statement to be delivered in connection with its 2000 annual meeting of stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Document List

          1.   Financial Statements
               Response to this portion of Item 14. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 25 of this Form 10-K.

          2.   Supplementary Data and Financial Statement Schedules
               Response to this portion of Item 14. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 25 of this Form 10-K.

          3.   An Index of Exhibits is on pages 44 and 45 of this Form 10-K.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the three months ended December 31, 1999, except for:

               Current Report on Form 8-K relating to the Company's October 20, 1999 announcement of Mr. Thomas O. Ryder's resignation from the Company's board of directors in connection with the formation of the gifts.com business by Good Catalog Company. Good Catalog company is 19.9% owned by StarTek and 80.1% owned by The Reader's Digest Association, Inc. Mr. Ryder is Chairman and Chief Executive Officer of The Reader's Digest Association, Inc. Gifts.com provides an Internet web site accessed through the URL www.gifts.com that sells gifts on-line.

                         STARTEK, INC. AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                 PAGE NUMBER IN
                                                                   FORM 10-K
                                                                   ---------
         FINANCIAL STATEMENTS:

         Report of Independent Auditors                               26

         Consolidated Balance Sheets,
         as of December 31, 1998 and 1999                             27

         Consolidated Statements of Operations,
         years ended December 31, 1997, 1998, and 1999                28

         Consolidated Statements of Cash Flows,
         years ended December 31, 1997, 1998, and 1999                29

         Consolidated Statements of Stockholders' Equity,
         years ended December 31, 1997, 1998, and 1999                30

         Notes to Consolidated Financial Statements                   31

         SUPPLEMENTARY DATA:

         Selected Financial Data                                       9

         FINANCIAL STATEMENT SCHEDULES


Note. All schedules have been included in the Consolidated Financial Statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
StarTek, Inc.

         We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Denver, Colorado
February 11, 2000

                         STARTEK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           DECEMBER 31
                                                                     1998              1999
                                                                 ------------      ------------
ASSETS

Current assets:
      Cash and cash equivalents                                  $     19,593      $     11,943
      Investments                                                      16,829            23,907
      Trade accounts receivable, less allowance for
         doubtful accounts of $441 and $775, respectively              20,476            21,792
      Inventories                                                       2,772             3,740
      Deferred tax assets                                               1,135             2,363
      Prepaid expenses and other assets                                   165               448
                                                                 ------------      ------------
Total current assets                                                   60,970            64,193

Property, plant and equipment, net                                     19,171            26,758
Investment in Good Catalog Company, at cost                                --             2,606
Note receivable from Good Catalog Company                                  --             7,818
Other assets                                                               60                60
                                                                 ------------      ------------
Total assets                                                     $     80,201      $    101,435
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                           $     17,433      $     16,148
      Accrued liabilities                                               2,092             4,443
      Income taxes payable                                              1,944             1,384
      Current portion of capital lease obligations                         46                32
      Current portion of long-term debt                                   906             1,428
      Other                                                               213               544
                                                                 ------------      ------------
Total current liabilities                                              22,634            23,979

Capital lease obligations, less current portion                            77                42
Long-term debt, less current portion                                    3,196             5,922
Deferred income taxes                                                     144               446
Other                                                                      17                --

Commitments and contingencies                                              --                --

Stockholders' equity:
      Common stock                                                        138               140
      Additional paid-in capital                                       41,661            45,681
      Cumulative translation adjustment                                   167                25
      Unrealized loss on investments available for sale                  (606)             (596)
      Retained earnings                                                12,773            25,796
                                                                 ------------      ------------
Total stockholders' equity                                             54,133            71,046
                                                                 ------------      ------------
Total liabilities and stockholders' equity                       $     80,201      $    101,435
                                                                 ============      ============



See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31
                                                1997           1998           1999
                                             ----------     ----------     ----------
Revenues                                     $   89,150     $  140,984     $  205,227
Cost of services                                 71,986        115,079        166,880
                                             ----------     ----------     ----------
Gross profit                                     17,164         25,905         38,347
Selling, general and administrative
     expenses                                     8,703         14,714         20,338
Management fee expense                            3,126             --             --
                                             ----------     ----------     ----------
Operating profit                                  5,335         11,191         18,009
Net interest income and other                       933          2,254          2,814
                                             ----------     ----------     ----------
Income before income taxes                        6,268         13,445         20,823
Income tax expense                                2,110          4,901          7,800
                                             ----------     ----------     ----------
Net income                                   $    4,158     $    8,544     $   13,023
                                             ==========     ==========     ==========
Earnings per share:
     Basic                                                  $     0.62     $     0.94
     Diluted                                                $     0.62     $     0.92


See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                            YEAR ENDED DECEMBER 31
                                                                      1997            1998            1999
                                                                   ----------      ----------      ----------
OPERATING ACTIVITIES
Net income                                                         $    4,158      $    8,544      $   13,023
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Depreciation and amortization                                        1,829           2,852           4,715
   Deferred income taxes                                                 (153)           (577)           (884)
   (Gain) loss on sale of assets                                           --            (106)              3
   Changes in operating assets and liabilities:
      Purchases of trading securities, net                                 --              --          (1,146)
      Trade accounts receivable, net                                   (1,487)         (7,958)         (1,316)
      Inventories                                                          (4)           (233)           (968)
      Prepaid expenses and other assets                                   (65)            (17)           (283)
      Accounts payable                                                  2,425           8,046          (1,285)
      Income taxes payable                                                106           1,838           1,094
      Accrued and other liabilities                                      (661)            679           2,874
                                                                   ----------      ----------      ----------
Net cash provided by operating activities                               6,148          13,068          15,827

INVESTING ACTIVITIES
Purchases of investments available for sale                            (7,504)        (18,684)        (19,123)
Proceeds from disposition of investments available for sale                --           8,397          13,197
Purchases of property, plant and equipment                             (3,191)        (14,108)        (12,593)
Proceeds from disposition of property, plant and equipment                 --             181               2
Investment in Good Catalog Company, at cost                                --              --          (2,606)
Note receivable from Good Catalog Company                                  --              --          (7,818)
Collections on notes receivable-stockholders                              213              --              --
                                                                   ----------      ----------      ----------
Net cash used in investing activities                                 (10,482)        (24,214)        (28,941)

FINANCING ACTIVITIES
Stock options exercised                                                    --              --           2,368
Principal payments on line of credit borrowings, net                   (3,500)             --              --
Principal payments on borrowings                                       (1,854)            (62)         (1,057)
Proceeds from borrowings and capital lease obligations                  1,500           3,729           4,331
Principal payments on capital lease obligations                        (2,218)            (80)            (14)
Dividend to S corporation principal stockholders                       (8,000)             --              --
Net proceeds from initial public offering of common stock              41,042              --              --
Contributed capital                                                     1,641              --              --
                                                                   ----------      ----------      ----------
Net cash provided by financing activities                              28,611           3,587           5,628
Effect of exchange rate changes on cash                                   (59)            192            (164)
                                                                   ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents                   24,218          (7,367)         (7,650)
Cash and cash equivalents at beginning of year                          2,742          26,960          19,593
                                                                   ----------      ----------      ----------
Cash and cash equivalents at end of year                           $   26,960      $   19,593      $   11,943
                                                                   ==========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                             $      368      $       58      $      332
Income taxes paid                                                  $    2,263      $    3,640      $    7,484
Property, plant and equipment acquired or refinanced under
         long-term debt                                            $      261      $    3,629      $    2,031
Change in unrealized loss on investments available for sale,
         net of tax                                                $       92      $      514      $      (10)

See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                          ACCUMULATED
                                                COMMON STOCK        ADDITIONAL      NOTE                     OTHER         TOTAL
                                          ------------------------    PAID-IN    RECEIVABLE    RETAINED  COMPREHENSIVE STOCKHOLDERS'
                                             SHARES       AMOUNT      CAPITAL    STOCKHOLDER   EARNINGS      INCOME        EQUITY
                                          -----------  -----------  -----------  -----------  ----------- ------------ -------------
Balance, December 31, 1996                     43,200  $         1  $     6,148  $      (213) $     1,038 $       129  $     7,103
  Payment of note receivable - stockholder         --           --           --          213           --          --          213
  Contribution of StarTek Europe, Ltd.         (9,582)          --           --           --           --          --           --
  Contributed capital                              --           --        1,641           --           --          --        1,641
  322.1064-for-one common stock split
   effected by stock dividend,
   immediately prior to closing
   of initial public offering              10,794,953          107         (107)          --           --          --           --
  Dividend to principal stockholders               --           --       (7,033)          --         (967)         --       (8,000)
  Issuance of common stock pursuant
   to initial public offering, net of
   stock issuance costs of $3,958           3,000,000           30       41,012           --           --          --       41,042

  Net income                                       --           --           --           --        4,158          --        4,158
  Cumulative translation adjustment                --           --           --           --           --         (59)         (59)
  Unrealized loss on investments
   available for sale                              --           --           --           --           --         (92)         (92)
                                                                                                                       -----------
  Comprehensive income                             --           --           --           --           --          --        4,007
                                                                                                                       -----------

                                          -----------  -----------  -----------  -----------  ----------- -----------  -----------
Balance, December  31, 1997                13,828,571          138       41,661           --        4,229         (22)      46,006

  Net income                                       --           --           --           --        8,544          --        8,544
  Cumulative translation adjustment                --           --           --           --           --          97           97
  Unrealized loss on investments
   available for sale                              --           --           --           --           --        (514)        (514)
                                                                                                                       -----------
  Comprehensive income                             --           --           --           --           --          --        8,127
                                                                                                                       -----------

                                          -----------  -----------  -----------  -----------  ----------- -----------  -----------
Balance, December  31, 1998                13,828,571          138       41,661           --       12,773        (439)      54,133

  Stock options exercised                     158,540            2        2,366           --           --          --        2,368
  Income tax benefit from stock
   options exercised                               --           --        1,654           --           --          --        1,654

  Net income                                       --           --           --           --       13,023          --       13,023
  Cumulative translation adjustment                --           --           --           --           --        (142)        (142)
  Unrealized gain on investments
   available for sale                              --           --           --           --           --          10           10
                                                                                                                       -----------
  Comprehensive income                             --           --           --           --           --          --       12,891
                                                                                                                       -----------

                                          -----------  -----------  -----------  -----------  ----------- -----------  -----------
Balance, December  31, 1999                13,987,111  $       140  $    45,681  $        --  $    25,796 $      (571) $    71,046
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========


See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         StarTek, Inc.'s business was founded in 1987 and, through its wholly owned subsidiaries, has provided outsourced process management services since inception. On December 30, 1996, StarTek, Inc. (the "Company" or "StarTek") was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly owned subsidiaries of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly owned subsidiaries. The consolidated financial statements include accounts of all wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.

         Business Operations

         StarTek has an established position as a global provider of process management services and owns and operates branded vertical market Internet web sites. The Company's process management services include E-commerce support and fulfillment, provisioning management for complex telecommunications systems, high-end inbound technical support, and a comprehensive offering of supply chain management services. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to growing needs of its clients and to capitalize on market opportunities, both domestically and internationally. The Company has process management operations in North America, Europe, and Asia.

         StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com. In September 1999, StarTek and The Reader's Digest Association, Inc. entered into certain arrangements whereby StarTek obtained a 19.9% ownership interest in Good Catalog Company, doing business as gifts.com. Gifts.com provides an Internet web site accessed through the URL www.gifts.com that sells gifts on-line. StarTek expects to combine its process management service platforms with certain Internet web site businesses arising from a portfolio of Internet domain names to establish a solid position in the Internet connected world. The Company's investment in Good Catalog Company is carried at cost because the Company does not exercise significant influence over financial or operating policies of such company

         Capital Stock

         Immediately prior to the closing of the Company's initial public offering in June 1997, the Company declared a 322.1064-for-one stock split of the Company's common stock. All references in the notes to the consolidated financial statements to shares, related prices in per share calculations, per share amounts, and stock option plan information have been restated to reflect the split.

         Foreign Currency Translation

         Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated at average monthly exchange rates. Resulting translation adjustments, net of applicable deferred income taxes (1997 tax benefit of $42, 1998 tax of $53, and 1999 tax of $15), are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

         Comprehensive Income

         Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $4,007, $8,127, and $12,891 for 1997, 1998, and 1999, respectively.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications of the 1997 and 1998 consolidated financial statements and related notes have been made to conform to the 1999 presentation.

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

         Fair Value of Financial Instruments

         Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, notes receivable, debt, and capital lease obligations. Carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Investments are reported at fair value. Management believes differences between fair values and carrying values of notes receivable, debt, and capital lease obligations would not be materially different because interest rates approximate market rates for material items.

         Cash and Cash Equivalents

         The Company considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.

         Investments

         Investments available for sale consist of debt and equity securities reported at fair value, with unrealized gains and losses, net of tax (tax benefits of $56, $356, and $360 for 1997, 1998, and 1999, respectively) reported as a separate component of stockholders' equity. There have been no unrealized gains and losses or declines in value judged to be other than temporary on investments available for sale. Original cost of investments available for sale, which are sold, is based on the specific identification method. Interest income from investments available for sale is included in net interest income and other. Trading securities are carried at fair market values. Fair market values are determined by the most recently traded price of the security as of the balance sheet date. Gross unrealized gains and losses from trading securities are reflected in income currently and as part of net interest income and other.

         Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires a company to formally document, designate, and assess effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for the Company's fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined timing or method of adoption of SFAS No. 133.

         Inventories

         Inventories are valued at average costs that approximate actual costs computed on a first-in, first-out basis, not in excess of market value.

         Investment in Good Catalog Company, at cost

         Equity investments of less than 20% in non-publicly traded companies are carried at cost. Changes in value of these investments are not recognized unless impairment in value is deemed to be other than temporary.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property, Plant and Equipment

         Property, plant, and equipment are stated at cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on:

                                           Estimated Useful Lives
                                         ----------------------------
         Buildings and improvements           7 to 30.5 years
         Equipment                               3 to 5 years
         Furniture and fixtures                       7 years

         Income Taxes

         Effective July 1, 1992, StarTek USA, Inc. elected Subchapter S status for income tax purposes, and StarTek Europe, Ltd. elected Subchapter S status at inception. On June 17, 1997, Subchapter S status was terminated and the Company has thereafter been taxable as a C corporation. During the Subchapter S status period, income and expenses of the Company were reportable on tax returns of stockholders and no provision was made for federal, state, and foreign income taxes.

         Subsequent to termination of the Company's Subchapter S status, the Company began accounting for income taxes using the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company is subject to foreign income taxes on its foreign operations.

         Management Fee Expense

         Prior to the Company's June 24, 1997 initial public offering, and in addition to general compensation for services rendered, certain S corporation stockholders and an affiliate were paid certain management fees, bonuses, and other fees in connection with services rendered to the Company, which were not included in selling, general and administrative expenses. These management fees have been reflected as management fee expense as set forth below. Effective with the closing of the Company's June 24, 1997 initial public offering, these management fees, bonuses, and other fees were discontinued.

         After the closing of the June 24, 1997 initial public offering, all compensation payable to persons who are now stockholders of the Company (or an affiliate of such stockholder) are in the form of advisory fees, salaries and bonuses (which at current rates aggregate approximately $516 annually) and are included in selling, general and administrative expenses. These advisory fees and salaries were:

                                                            YEAR ENDED DECEMBER 31
                                                          1997       1998       1999
                                                        --------   --------   --------
         Selling, general and administrative expenses   $    512   $    516   $    516
         Management fee expense                         $  3,126         --         --


2. EARNINGS PER SHARE

         Basic earnings per share is computed on the basis of weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method. Components of basic and diluted earnings per share were:

                                                                     DECEMBER 31
                                                     ------------------------------------------
                                                          1997           1998           1999
                                                     ------------   ------------   ------------
Net income (A)                                       $      4,158   $      8,544   $     13,023
                                                     ------------   ------------   ------------

Weighted average shares of common stock (B)            12,652,680     13,828,571     13,874,556
Dilutive effect of stock options                               --             --        264,593
                                                     ------------   ------------   ------------

Common stock and common stock equivalents (C)          12,652,680     13,828,571     14,139,149
                                                     ============   ============   ============
Earnings per share:
         Basic (A/B)                                 $       0.33   $       0.62   $       0.94
         Diluted (A/C)                               $       0.33   $       0.62   $       0.92

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. INVESTMENTS

     As of December 31, 1998, investments available for sale consisted of:

                                              GROSS     GROSS      ESTIMATED
                                           UNREALIZED UNREALIZED     FAIR
                                   COST       GAINS     LOSSES      VALUE
                                 --------   --------   --------    --------
Corporate bonds                  $  8,987   $     80   $   (239)   $  8,828
Foreign government bonds            2,915        150       (308)      2,757
Bond mutual funds                   4,005          1       (132)      3,874
Other debt securities                 286         --       (138)        148
Equity securities                   1,598         --       (376)      1,222
                                 --------   --------   --------    --------
Total                            $ 17,791   $    231   $ (1,193)   $ 16,829
                                 ========   ========   ========    ========


         As of December 31, 1999, investments available for sale consisted of:

                                              GROSS     GROSS      ESTIMATED
                                           UNREALIZED UNREALIZED     FAIR
                                   COST       GAINS     LOSSES      VALUE
                                 --------   --------   --------    --------
Corporate bonds                  $ 14,472   $    141   $   (577)   $ 14,036
Foreign government bonds            3,418        155         --       3,573
Bond mutual funds                   1,992         --       (142)      1,850
Equity securities                   3,835        184       (717)      3,302
                                 --------   --------   --------    --------
Total                            $ 23,717   $    480   $ (1,436)   $ 22,761
                                 ========   ========   ========    ========


         As of December 31, 1999, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

                                                               ESTIMATED
                                                 COST          FAIR VALUE
                                             ------------     ------------
Corporate bonds and foreign government
       bonds maturing within:
       One year                              $      7,924     $      8,050
       Two to five years                            8,528            7,977
       Due after five years                         1,438            1,582
                                             ------------     ------------
                                                   17,890           17,609

Bond mutual funds                                   1,992            1,850
Equity securities                                   3,835            3,302
                                             ------------     ------------
Total                                        $     23,717     $     22,761
                                             ============     ============

         Bond mutual funds were primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions. Equity securities consisted of real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies.

         As of December 31, 1999, the Company was also invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $1,429 and $1,146, respectively. Trading securities consisted primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities and various forms of derivative securities. Trading securities were held to meet short-term investment objectives. The Company entered into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As part of trading securities and as of December 31, 1999, the Company was invested in securities sold short related to a total of 24,421 shares of U.S. equity securities which, in the aggregate, had a basis and estimated fair market value of approximately $1,845 and $2,160, respectively, all of which were reported net as components of trading securities. These securities sold short were used in conjunction with and were substantially offset by other trading securities, which taken together, represented a risk-arbitrage portfolio in U.S. equity securities.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3. INVESTMENTS (CONTINUED)

         Risk of loss to the Company in the event of nonperformance by any party under these agreements is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. Hedging and derivative securities may involve elements of credit and market risk in excess of the amounts recognized in the accompanying consolidated financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

4. INVENTORIES

         The Company frequently purchases components of its clients' products as an integral part of its process management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. The Company generally has the right to be reimbursed from its clients for unused inventories. Client-owned inventories are not reflected in the Company's balance sheet. Inventories consisted of:

                                            DECEMBER 31
                                   -----------------------------
                                       1998             1999
                                   ------------     ------------
Purchased components and
  fabricated assemblies            $      2,313     $      1,986
Finished goods                              459            1,754
                                   ------------     ------------
                                   $      2,772     $      3,740
                                   ============     ============

5. INVESTMENT IN AND NOTE RECEIVABLE FROM GOOD CATALOG COMPANY

         Effective September 15, 1999, the Company, through its wholly owned subsidiary Domain.com, Inc. ("Domain.com"), entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Good Catalog Company, previously a wholly owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com purchased 19.9% of the outstanding common stock of Good Catalog Company for approximately $2,606 in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Good Catalog Company. The Contribution Agreement provides for: (i) an assignment from Domain.com to Good Catalog Company of Domain.com's right, title, and interest in and to the URL www.gifts.com; and (ii) an undertaking by Good Catalog Company to effect a change in its name to Gifts.com, Inc. Domain.com has the right to designate at least one member of Good Catalog Company's board of directors, which will consist of at least five directors. Effective November 1, 1999, Domain.com, Reader's Digest, and Good Catalog Company entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7,818 and Reader's Digest advanced an unsecured loan of $18,433 to Good Catalog Company ( the "Loans"). The Loans mature November 1, 2002, bear interest at a rate equal to a three month LIBO rate plus 2.0% per annum (approximately 8.0% as of December 31, 1999), and interest is payable quarterly. Currently, Good Catalog Company, doing business as gifts.com, provides an Internet web site accessed through the URL www.gifts.com that sells gifts on-line. The Company agreed to perform certain fulfillment services for Good Catalog Company in connection with certain products and services to be sold in connection with gifts.com. During 1999 and included in the accompanying 1999 consolidated statement of operations, the Company recognized approximately $1,100 of revenues related to fulfillment services performed by the Company for Good Catalog Company, and approximately $89 of interest income related to Good Catalog Company's $7,818 debt to Domain.com. Included in trade accounts receivable in the accompanying consolidated balance sheet as of December 31, 1999, was approximately $622 due from Good Catalog Company to the Company in connection with the Company's provision of fulfillment services to Good Catalog Company during 1999.

         Management has evaluated its investment in and note receivable from Good Catalog Company for recoverability. Management reviewed certain financial data and held discussions with Good Catalog Company management. As of December 31, 1999, management believes its investment in and note receivable from Good Catalog are recoverable and no impairment loss provision is necessary. Should available information in the future indicate a material impairment in carrying values of the Company's investment in and note receivable from Good Catalog Company, an adjustment would be recorded.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


6. PROPERTY, PLANT AND EQUIPMENT

                                                                 DECEMBER 31
                                                       ------------------------------
                                                           1998              1999
                                                       ------------      ------------
Land                                                   $      1,129      $      2,179
Buildings and improvements                                    9,656            14,079
Equipment                                                    14,785            20,333
Furniture and fixtures                                        1,445             2,219
                                                       ------------      ------------
                                                             27,015            38,810
Less accumulated depreciation and amortization               (7,844)          (12,052)
                                                       ------------      ------------
Property, plant and equipment, net                     $     19,171      $     26,758
                                                       ============      ============

         Management decided to dispose of a 10,500 square-foot facility and related land in Greeley, Colorado, and is actively searching for a buyer. Process management service operations at this facility ceased in December 1999. As of December 31, 1999, management believes carrying values of this facility and related land, which, in the aggregate, total approximately $198, are recoverable and no impairment loss provision is necessary. Should available information in the future indicate a material impairment in carrying values of this facility and related land, an adjustment would be recorded.

         Certain process management services previously provided from the Company's Denver facility were completely transferred to other facilities by January 31, 2000. Currently, a relatively small portion of the Denver facility provides for certain executive, corporate, and information technology functions, while management evaluates possible operating activities which could be located in this facility. As of December 31, 1999, management believes carrying values of this facility and related land are recoverable and no impairment loss provision is necessary. Should available information in the future indicate a material impairment in carrying values of this facility and related land, an adjustment would be recorded.

7. LINE OF CREDIT

         As of December 31, 1998 and 1999, the Company had a revolving line of credit agreement with a bank whereby the bank agreed to loan the Company up to $5,000. No amount was outstanding under the line of credit as of December 31, 1998 and 1999. Interest is payable monthly and accrues at the prime rate of the bank (8.5% as of December 31, 1999). This revolving line of credit matures on April 30, 2001.

         The Company has pledged as security certain of its wholly owned subsidiaries' accounts receivable under the revolving line of credit agreement. The Company must maintain working capital of $17,500 and tangible net worth of $25,000. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of and for the year ended December 31, 1999, the Company was in compliance with the various financial and other covenants provided for under the line of credit.

8. LEASES

         Amortization of equipment held under capital lease obligations is included in depreciation and amortization expense. Included in property, plant, and equipment in the accompanying consolidated balance sheets was the following equipment held under capital leases:


                                              DECEMBER 31
                                        ----------------------
                                          1998          1999
                                        --------      --------
Equipment                               $    261      $    162
Less accumulated amortization               (233)         (100)
                                        --------      --------
                                        $     28      $     62
                                        ========      ========

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


8. LEASES (CONTINUED)

         The Company also leases equipment under various non-cancelable operating leases. As of December 31, 1999, future minimum rental commitments for capital and operating leases were:


                                                                  CAPITAL        OPERATING
                                                                   LEASES          LEASES
                                                                 ----------      ----------
2000                                                             $       42      $      541
2001                                                                     41             448
2002                                                                     --             449
2003                                                                     --             292
2004                                                                     --             136
Thereafter                                                               --              12
                                                                 ----------      ----------
Total minimum lease payments                                     $       83      $    1,878
                                                                                 ==========
Less amount representing interest                                        (9)
                                                                 ----------
Present value of minimum lease payments                                  74
Less current portion of obligations under capital leases                (32)
                                                                 ----------
Obligations under capital leases, less current portion           $       42
                                                                 ==========

         Rent expense, including equipment rentals, for 1997, 1998, and 1999 was $271, $410, and $1,054, respectively.

         On November 1, 1999, the Company entered into a lease agreement for 30,000 square feet of building space in Big Spring, Texas. The facility is principally used for a call center supporting Internet and telecommunications clients, and for general office use and other services offered by the Company. The term of the lease agreement commenced on November 1, 1999 and unless earlier terminated or extended, continues until November 1, 2014. Pursuant to the terms of the lease agreement, the Company was granted, among other things: (i) a right to terminate the lease agreement in the fifth or tenth year. Assuming the lease agreement is not terminated after the end of the fifth or tenth year, total minimum rental commitments, in the aggregate, excluding certain taxes and utilities as defined, are approximately $903, and are payable on a monthly basis from November 1999 through November 2014. Pursuant to an incentive agreement and through the tenth year of the lease agreement, the Company shall be reimbursed for the actual amount of its lease payments.

9. TENNESSEE FINANCING AGREEMENT

         On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Board") in connection with the Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the "Equipment Loan"). The Facility Note bears interest at 9% per annum commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan bears interest at 9% per annum, generally contains the same provisions as the Facility Note, and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004. As of December 31, 1999, the Company had used approximately $4,012 and $1,745 of the Facility Note and Equipment Loan, respectively, and correspondingly entered into further lease arrangements with the Board.

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

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.      LONG-TERM DEBT

                                                                 DECEMBER 31
                                                       ------------------------------
                                                           1998              1999
                                                       ------------      ------------
Equipment loan                                                3,564             2,744
Equipment loan                                                   --             1,957
Promissory note with incentive provisions                        --             2,300
Other debt obligations                                          538               349
                                                       ------------      ------------
                                                              4,102             7,350
Less current portion of long-term debt                         (906)           (1,428)
                                                       ------------      ------------
Long-term debt, less current portion                   $      3,196      $      5,922
                                                       ============      ============

         On October 26, 1998, the Company, through its wholly owned subsidiary StarTek USA, Inc., entered into an equipment loan agreement with a finance company maturing November 2, 2002. In connection with the equipment loan, the Company received cash of $3,629 in exchange for providing, among other things, certain collateral which generally consisted of equipment, furniture, and fixtures used in the Company's business. The equipment loan provides for interest at a fixed annual interest rate of 7.0% and for the Company to pay forty-eight equal monthly installments, which, in the aggregate, totaled approximately $4,176 at inception of the equipment loan. In addition to the collateral described above, the Company granted to the finance company a secondary security interest in certain of its wholly owned subsidiaries' accounts receivable. During the years ended December 31, 1998 and 1999, interest expense incurred on the equipment loan was $21 and $224, respectively.

         On October 22, 1999, the Company, through its wholly owned subsidiary StarTek USA, Inc., completed an equipment loan arrangement with a finance company maturing October 22, 2003. In connection with the equipment loan, the Company received cash of $2,031 in exchange for providing, among other things, certain collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loan. The equipment loan arrangement provides for interest at the prime rate minus 1.60% (6.9% on December 31, 1999), and forty-eight consecutive monthly payments. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. During the year ended December 31, 1999, interest expense incurred on the equipment loan was $22. As of December 31, 1999, StarTek USA, Inc. was in compliance with these financial covenants.

         In November 1999, the Company received $2,300 in cash in connection with its Big Spring, Texas operations through a non-interest bearing fifteen-year promissory note with incentive provisions. The principal balance of the promissory note declines without payment over fifteen years based on the level of employment at the Company's Big Spring, Texas facility during the term of the promissory note.

         The Company has other debt obligations totaling $349 as of December 31, 1999 with interest up to 6.0% annually and maturing through 2007.

         Future scheduled annual principal payments on long-term debt, including amounts related to the promissory note with waiver provisions and the promissory note with incentive provisions, as of December 31, 1999 were:

         2000        $  1,428
         2001           1,708
         2002           1,643
         2003             659
         2004             190
         Thereafter     1,722
                     --------
                     $  7,350
                     ========

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES

         The Company was taxed as an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, when S corporation status was terminated in contemplation of the Company's initial public offering. Since June 18, 1997, the Company has been taxable as a C corporation and income taxes have been accrued since that date. The Company is subject to foreign income taxes on certain of its operations. Pretax income from the taxable period June 18, 1997, through December 31, 1997 was $6,818, of which $6,143 and $675 were attributable to domestic and foreign operations, respectively. Significant components of the provision for income taxes for the years ended December 31, 1997, 1998, and 1999 were:

                                      1997            1998            1999
                                   ----------      ----------      ----------
Current:
  Federal                          $    2,211      $    5,311      $    7,054
  Foreign                                   9             123             864
  State                                    99             249             762
                                   ----------      ----------      ----------
Total current                           2,319           5,683           8,680
Deferred:
  Federal                                (181)           (678)           (765)
  State                                   (28)           (104)           (115)
                                   ----------      ----------      ----------
Total deferred                           (209)           (782)           (880)
                                   ----------      ----------      ----------
Income tax expense                 $    2,110      $    4,901      $    7,800
                                   ==========      ==========      ==========


         Income tax benefits associated with disqualifying dispositions of incentive stock options during 1999 reduced income taxes payable as of December 31, 1999 by $1,654. Such benefits were recorded as an increase to additional paid-in capital.

         Significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included in the accompanying balance sheets as of December 31 were:

                                                          1998            1999
                                                       ----------      ----------
Deferred tax assets:
         Bad debt allowance                            $      161      $      347
         Vacation accrual                                     233             433
         Deferred revenue                                      88             311
         Accrued expenses                                     192             668
         Unrealized loss on investments
                available for sale                            356             360
         Other                                                105             244
                                                       ----------      ----------
Total deferred tax assets                                   1,135           2,363
Long-term deferred tax liabilities:
         Tax depreciation in excess of book                   (49)           (422)
         Other                                                (95)            (24)
                                                       ----------      ----------
Total long-term deferred tax liabilities                     (144)           (446)
                                                       ----------      ----------
Net deferred tax assets                                $      991      $    1,917
                                                       ==========      ==========

         Differences between U.S. federal statutory income tax rates and the Company's effective tax rates for the years ended December 31, 1997, 1998, and 1999 were:

                                                             1997            1998            1999
                                                          ----------      ----------      ----------
Tax at U.S. statutory rates                                     34.0%           35.0%           35.0%
State income taxes, net of federal tax
      benefit                                                    3.3             3.2             3.1
One-time credit to record deferred
      tax asset upon termination of
      S corporation status                                      (4.4)             --              --
Other, net                                                      (2.0)           (1.7)           (0.6)
                                                          ----------      ----------      ----------
                                                                30.9%           36.5%           37.5%
                                                          ==========      ==========      ==========


12. NET INTEREST INCOME AND OTHER

                                                  YEAR ENDED DECEMBER 31
                                        ------------------------------------------
                                           1997            1998            1999
                                        ----------      ----------      ----------
Interest income                         $    1,229      $    2,122      $    2,741
Interest expense                              (373)            (58)           (332)
Other income and expense                        77             190             405
                                        ----------      ----------      ----------
Net interest income and other           $      933      $    2,254      $    2,814
                                        ==========      ==========      ==========

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


13. STOCKHOLDERS' EQUITY

         Immediately prior to closing of the Company's initial public offering in June 1997, the Company declared a 322.1064-for-one stock split of the Company's common stock. All references in notes to consolidated financial statements to shares and related prices in per share calculations, per share amounts, and stock option plan information have been restated to reflect the split.

         Immediately prior to closing the initial public offering, the Company also declared an $8,000 dividend approximating additional paid-in capital and retained earning of the Company as of the closing date, payable to principal stockholders pursuant to certain promissory notes. Promissory notes payable to principal stockholders were paid from net proceeds of the Company's initial public offering. As of December 31, 1998, common stock and additional paid-in capital consisted of:

Preferred stock-undesignated; 15,000,000 shares, $.01 par
      value, authorized; no shares outstanding                     $         --
Common stock; 95,000,000 shares, $.01 par value, authorized;
      13,828,571 shares outstanding                                         138
Additional paid-in capital                                               41,661
                                                                   ------------
                                                                   $     41,799
                                                                   ============


         At the Company's May 19, 1999 annual meeting of stockholders, a proposal to amend the Company's Certificate of Incorporation to reduce the number of shares of common stock the Company has the authority to issue from 95,000,000 shares to 18,000,000 shares and eliminate the authorization of preferred stock was approved by an affirmative vote of holders of a majority of the shares of common stock outstanding. As of December 31, 1999, common stock and additional paid-in capital consisted of:

Common stock; 18,000,000 shares, $.01 par value, authorized;
         13,987,111  shares outstanding                          $    140
Additional paid-in capital                                         45,681
                                                                 --------
                                                                 $ 45,821
                                                                 ========


14. STOCK OPTIONS

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

         Options granted under the Plan could be exercised for a period of not more than 10 years and one month from date of grant, or any shorter period as determined by StarTek USA, Inc.'s Board of Directors. The option price of any incentive stock option would be equal to or exceed the fair market value per share on date of grant, or 110% of fair market value per share in case of a 10% or greater stockholder. Options generally vested ratably over a five-year period from date of grant. Unexercised, vested options remained exercisable for three calendar months from date of termination of employment.

         During 1995, StarTek USA, Inc.'s Board of Directors accelerated the vesting on all outstanding options under the Plan to allow holders to exercise any granted options. Subsequently, all outstanding options were exercised. In the aggregate, option holders paid $18 in cash and delivered a note of $213 bearing interest at 4.63% to StarTek USA, Inc. in exchange for shares of common stock. This note was secured by 288,607 shares of StarTek USA, Inc. common stock. On January 22, 1997, the note and all accrued interest thereon were repaid in full. Options for 2,124,936 shares of common stock were available for grant at the end of 1996.

         The Plan was terminated effective January 24, 1997.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. STOCK OPTIONS (CONTINUED)

         1997 Stock Option Plan

         On February 13, 1997, the Company's Board of Directors approved the StarTek, Inc. Stock Option Plan (the "Option Plan") and, on January 27, 1997, the Director Stock Option Plan (the "Director Option Plan").

         The Option Plan was established to provide stock options, SARs and incentive stock options (cumulatively referred to as "Options") to key employees, directors (other than non-employee directors), consultants, and other independent contractors. The Option Plan provides for Options to be granted for a maximum of 985,000 shares of common stock, which are to be awarded by determination of committee of non-employee directors. Unless otherwise determined by the committee, all Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options' grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the Options' grant date; (ii) three months after termination of employment; (iii) six months after the participant's death; or (iv) immediately upon termination for "cause".

         The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the Company's board of directors and serve continuously from commencement of their term (the "Participants"). The Director Option Plan provides for stock options to be granted for a maximum of 90,000 shares of common stock. Participants were automatically granted options to acquire 10,000 shares of common stock upon the closing of the Company's June 1997 initial public offering. Additionally, each Participant will be automatically granted options to acquire 3,000 shares of common stock on the date of each annual meeting of stockholders thereafter at which such Participant is reelected to serve on the Company's board of directors. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) date of Participant's membership on the Company's board of directors is terminated for cause; (ii) ten years from option grant date; or (iii) one year after Participant's death. Stock option activity during 1997, 1998, and 1999 consisted of:

                                           1997            1998            1999
                                        ----------      ----------      ----------
Outstanding as of beginning of
        year                                    --         611,500         613,800
Granted                                    618,500          36,200         194,550
Exercised                                       --              --        (158,540)
Canceled                                    (7,000)        (33,900)        (44,100)
                                        ----------      ----------      ----------
Outstanding as of end of year              611,500         613,800         605,710
                                        ==========      ==========      ==========
Exercisable as of end of year               20,000         140,200         107,820
                                        ==========      ==========      ==========

         As of December 31, 1997, the exercise price for options outstanding, each of which is exercisable on a basis of one option for one share of the Company's common stock, was $15.00, except for 8,000 options exercisable at $13.06 per share. As of December 31, 1998, the exercise price per share for options outstanding was $15.00 for 583,000 options, $13.06 for 8,000 options, $12.69 for 6,000 options, $12.25 for 7,600 options, and $10.38 for 9,200 options. As of December 31, 1999, the exercise price for options outstanding was $50.06 for 300 options, $42.75 for 89,650 options, $38.63 for 10,000 options,
$32.81 for 22,700 options, $31.00 for 6,600 options, $18.50 for 47,200 options,
$15.00 for 406,300 options, $13.06 for 2,000 options, $12.69 for 6,000 options,
$12.25 for 7,600 options, and $10.38 for 7,360 options. As of December 31, 1999, there were 10,000 fully vested options exercisable at $38.63 per share, 6,000 fully vested options exercisable at $18.50 per share, 83,500 fully vested options exercisable at $15.00 per share, 800 fully vested options exercisable at $13.06 per share, 6,000 fully vested options exercisable at $12.69 per share, and 1,520 fully vested options exercisable at $12.25 per share. Options for 262,750 and 48,000 shares of the Company's common stock were available for future grant as of December 31, 1999 under the Option Plan and Director Option Plan, respectively.

         The Company elected to follow Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on date of grant, no compensation expense has been recognized. Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, (SFAS 123") "Accounting For Stock Based Compensation", and has been determined as if the Company had accounted for its stock options under the fair value method as provided for by SFAS 123.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. STOCK OPTIONS (CONTINUED)

         Fair value of options granted during 1997 was estimated as of date of grant using a Black-Scholes option pricing model and assuming a 6.0% risk free rate, a seven year life, a 30.0% expected volatility, and no dividends. Fair value of options granted during 1998 was estimated as of date of grant using a Black-Scholes option pricing model and assuming a 5.5% risk-free interest rate, a seven year life, a 55.1% expected volatility, and no dividends. Fair value of options granted during 1999 was estimated as of date of grant using a Black-Scholes option pricing model assuming a range of 6.0% to 6.3% for the risk-free rate, a seven year life, a 72.1% expected volatility, and no dividends. Weighted average grant date fair market value of options granted during 1997, 1998, and 1999 was approximately $7.00 per share, $7.00 per share, and $24.24 per share, respectively. Had this method been used in the determination of pro forma net income for 1997, pro forma net income would have decreased by $367 and pro forma basic and diluted earnings per share would have decreased by $0.03. Had this method been used in the determination of net income for 1998, net income would have decreased by $559 and basic and diluted earnings per share would have decreased by $0.04. Similarly, had this method been used in the determination of net income for 1999, net income would have decreased by $848 and basic and diluted earnings per share would have decreased by $0.06.

         The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of the Company's stock options.

15. GEOGRAPHIC AREA INFORMATION

         The Company, operating in a single industry segment, provides a variety of integrated, outsourcing services to other businesses throughout the world. As of and for the year ended December 31, 1997, the Company's operations in Asia were not material and are included with North America in the following table. As of December 31, 1997, 1998 and 1999 the Company's long-lived assets located in Europe and Asia were not material and are included with North America in the following table. The Company's North America operations are located in the United States of America. The Company's Europe operations are located in the United Kingdom. The Company's Asia operations are located in Singapore. Revenues, operating profit, and identifiable assets, classified by major geographic areas in which the Company operates were:


                                           NORTH
                                          AMERICA           EUROPE            ASIA         ELIMINATIONS         TOTAL
                                        ------------     ------------     ------------     ------------      ------------
YEAR ENDED DECEMBER 31, 1997
Revenues                                $     79,011     $     10,139     $         --     $         --      $     89,150
Operating profit                               4,587              748               --               --             5,335
Identifiable assets                     $     55,072     $      4,123     $         --     $     (1,023)     $     58,172
YEAR ENDED DECEMBER 31, 1998
Revenues                                $    121,374     $      8,317     $     11,293     $         --      $    140,984
Operating profit                              10,279              330              582               --            11,191
Identifiable assets                     $     76,385     $      2,861     $      1,075     $       (120)     $     80,201
YEAR ENDED DECEMBER 31, 1999
Revenues                                $    156,008     $     23,330     $     25,889     $         --      $    205,227
Operating profit                              14,877            1,818            1,314               --            18,009
Identifiable assets                     $     92,402     $      7,478     $      3,819     $     (2,264)     $    101,435


16. PRINCIPAL CLIENTS

         Two clients accounted for 56.3% and 25.4% of revenues for the year ended December 31, 1997. One client accounted for 72.5% and 77.5% of revenues for the year ended December 31, 1998 and 1999, respectively. The loss of its principal client for the year ended December 31, 1999 would have a material adverse effect on the Company's business, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for potentially uncollectible accounts. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk exists as of December 31, 1999.

                         STARTEK, INC. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


17. QUARTERLY DATA (UNAUDITED)

                                                                              1998 QUARTERS ENDED
                                                       ---------------------------------------------------------------
                                                         MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                       ------------     ------------     ------------     ------------
Revenues                                               $     24,321     $     24,692     $     31,617     $     60,354
Gross profit                                                  4,564            4,684            5,821           10,836
Selling, general and administrative expenses                  2,732            3,285            3,483            5,214
Operating profit                                              1,832            1,399            2,338            5,622
Net income                                             $      1,512     $      1,338     $      1,787     $      3,907

Earnings per share:
         Basic                                         $       0.11     $       0.10     $       0.13     $       0.28
         Diluted                                       $       0.11     $       0.10     $       0.13     $       0.28

Weighted average shares outstanding:
         Basic                                           13,828,571       13,828,571       13,828,571       13,828,571
         Diluted                                         13,828,571       13,828,571       13,828,571       13,828,571


                                                                              1999 QUARTERS ENDED
                                                       ---------------------------------------------------------------
                                                         MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                       ------------     ------------     ------------     ------------
Revenues                                               $     40,850     $     45,723     $     52,279     $     66,375
Gross profit                                                  7,686            8,507            9,690           12,464
Selling, general and administrative expenses                  4,429            5,202            5,576            5,131
Operating profit                                              3,257            3,305            4,114            7,333
Net income                                             $      2,427     $      2,490     $      3,036     $      5,070

Earnings per share:
         Basic                                         $       0.18     $       0.18     $       0.22     $       0.36
         Diluted                                       $       0.18     $       0.18     $       0.21     $       0.35

Weighted average shares outstanding:
         Basic                                           13,828,571       13,832,246       13,856,554       13,979,393
         Diluted                                         13,828,571       13,832,246       14,191,360       14,283,613

                                  STARTEK, INC.
                                INDEX OF EXHIBITS

        EXHIBITS
        --------
          3.1          Restated Certificate of Incorporation of the Company
                       (incorporated by reference from Form S-1 Registration
                       Statement filed with the Securities and Exchange
                       Commission on January 29, 1997).

          3.2 Restated Bylaws of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

          *3.3 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware
                       Secretary of State on May 21, 1999. 4.1 Specimen Common
                       Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7,
                       1997).

          10.1 StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration
                       Statement filed with the Securities and Exchange
                       Commission on March 7, 1997).

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

          10.16 Equipment lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial
                       Development Revenue Note, Series B dated as of July 8,
                       1998 and issued by the Industrial Development Board of the County of Montgomery, Tennessee (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 31, 1999).

          10.17        Amended and Restated Credit Agreement, dated March 15,
                       1999, between StarTek, Inc. and Norwest Bank Colorado,
                       National Association, Denver, Colorado (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 1999).

          10.18        Lease by and between StarTek Europe, Ltd., as Lessee, and
                       Spencer Holdings Plc., as Lessor, dated May 27, 1999
                       (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on August 16, 1999).

          10.19        Promissory Note of StarTek USA, Inc. dated October 26,
                       1998 in the principal amount of $3,629,367.67 payable to the order of Norwest Equipment Finance, Inc., Security
                       Agreement dated October 26, 1998 by and between StarTek
                       USA, Inc. and Norwest Equipment Finance, Inc., and
                       Security Agreement dated October 26, 1998 by and between
                       StarTek USA, Inc. and Norwest Equipment Finance, Inc.
                       (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.20        Contribution Agreement dated September 15, 1999 among
                       Good Catalog Company, The Reader's Digest Association,
                       Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.21 Stockholders Agreement dated September 15, 1999 by and among Good Catalog Company, The Reader's Digest
                       Association, Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.22 Loan Agreement dated November 1, 1999 with respect to loans to be extended by The Reader's Digest Association, Inc. and Domain.com, Inc. to Good Catalog Company
                       (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.23        Promissory Note of Good Catalog Company dated November 1,
                       1999 in the principal amount of $7,816,875.00 payable to the order of Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.24        Promissory Note of StarTek USA, Inc. dated October 22,
                       1999 in the principal amount of $2,030,565.67 payable to the order of KeyCorp Leasing, a division of Key Corporate
                       Capital, Inc., Security Agreement dated October 13, 1999 by and between StarTek USA, Inc. and KeyCorp Leasing, and Amendment No. 1 to Security Agreement dated October 13,
                       1999 (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on November 15, 1999).

          **10.25      Microsoft Corporation Manufacturing and Supply and
                       Services Agreement between StarTek, Inc. and Microsoft
                       Corporation dated as of July 1, 1999.

          **10.26      Microsoft Ireland Operations Limited Manufacturing
                       Agreement between StarTek Europe, Ltd. and Microsoft
                       Ireland Operations Limited dated as of February 1, 1999.

          *21.2        Subsidiaries of the Registrant.

          *23.1        Consent of Independent Auditors dated March 8, 2000.

          *27.1        Financial Data Schedule.

------------------
*    Filed with this Form 10-K.
** Filed with this Form 10-K. Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
--------------------------------------------
(Registrant)
By: /s/  Dennis M. Swenson
--------------------------------------------
Dennis M. Swenson
Executive Vice President, Chief
Financial Officer, Secretary, and Treasurer
Date:  March 8, 2000
--------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Michael W. Morgan
--------------------------------------------
Michael W. Morgan
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 8, 2000
--------------------------------------------

/s/  Dennis M. Swenson
--------------------------------------------
Dennis M. Swenson
Executive Vice President, Chief Financial Officer, Secretary,
and Treasurer (Principal Financial and Accounting Officer)
Date: March 8, 2000
--------------------------------------------

/s/  E. Preston Sumner, Jr.
--------------------------------------------
E. Preston Sumner, Jr.
Executive Vice President and Chief Operating Officer
Date: March 8, 2000
--------------------------------------------

/s/  A. Emmet Stephenson, Jr.
--------------------------------------------
A. Emmet Stephenson, Jr.
Chairman of the Board
Date: March 8, 2000
--------------------------------------------

/s/  Ed Zschau
--------------------------------------------
Ed Zschau
Director
Date: March 8, 2000
--------------------------------------------

/s/  Jack D. Rehm
--------------------------------------------
Jack D. Rehm
Director
Date: March 8, 2000
--------------------------------------------

                                  STARTEK, INC.
                                INDEX OF EXHIBITS

        EXHIBIT
        NUMBER         DESCRIPTION
        ------         -----------
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

          *3.3 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware
                       Secretary of State on May 21, 1999. 4.1 Specimen Common
                       Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7,
                       1997).

          10.1 StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration
                       Statement filed with the Securities and Exchange
                       Commission on March 7, 1997).

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

          10.16 Equipment lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial
                       Development Revenue Note, Series B dated as of July 8,
                       1998 and issued by the Industrial Development Board of the County of Montgomery, Tennessee (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 31, 1999).

          10.17        Amended and Restated Credit Agreement, dated March 15,
                       1999, between StarTek, Inc. and Norwest Bank Colorado,
                       National Association, Denver, Colorado (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 1999).

          10.18        Lease by and between StarTek Europe, Ltd., as Lessee, and
                       Spencer Holdings Plc., as Lessor, dated May 27, 1999
                       (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on August 16, 1999).

          10.19        Promissory Note of StarTek USA, Inc. dated October 26,
                       1998 in the principal amount of $3,629,367.67 payable to the order of Norwest Equipment Finance, Inc., Security
                       Agreement dated October 26, 1998 by and between StarTek
                       USA, Inc. and Norwest Equipment Finance, Inc., and
                       Security Agreement dated October 26, 1998 by and between
                       StarTek USA, Inc. and Norwest Equipment Finance, Inc.
                       (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.20        Contribution Agreement dated September 15, 1999 among
                       Good Catalog Company, The Reader's Digest Association,
                       Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.21 Stockholders Agreement dated September 15, 1999 by and among Good Catalog Company, The Reader's Digest
                       Association, Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.22 Loan Agreement dated November 1, 1999 with respect to loans to be extended by The Reader's Digest Association, Inc. and Domain.com, Inc. to Good Catalog Company
                       (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.23        Promissory Note of Good Catalog Company dated November 1,
                       1999 in the principal amount of $7,816,875.00 payable to the order of Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

          10.24        Promissory Note of StarTek USA, Inc. dated October 22,
                       1999 in the principal amount of $2,030,565.67 payable to the order of KeyCorp Leasing, a division of Key Corporate
                       Capital, Inc., Security Agreement dated October 13, 1999 by and between StarTek USA, Inc. and KeyCorp Leasing, and Amendment No. 1 to Security Agreement dated October 13,
                       1999 (incorporated by reference from Form 10-Q Quarterly
                       Report filed with the Securities and Exchange Commission on November 15, 1999).

          **10.25      Microsoft Corporation Manufacturing and Supply and
                       Services Agreement between StarTek, Inc. and Microsoft
                       Corporation dated as of July 1, 1999.

          **10.26      Microsoft Ireland Operations Limited Manufacturing
                       Agreement between StarTek Europe, Ltd. and Microsoft
                       Ireland Operations Limited dated as of February 1, 1999.

          *21.2        Subsidiaries of the Registrant.

          *23.1        Consent of Independent Auditors dated March 8, 2000.

          *27.1        Financial Data Schedule.

------------------
*    Filed with this Form 10-K.
** Filed with this Form 10-K. Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.