Form 10-Q
period 2000-03-31
STARTEK INC
filed 2000-05-15
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.
                                                             --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO         .
                                              -------    --------

                         Commission File Number 1-12793
                                                -------

                                  STARTEK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   84-1370538
-------------------------------                   -------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                               100 GARFIELD STREET
                             DENVER, COLORADO 80206
                             ----------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (303) 361-6000
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                    111 HAVANA STREET, DENVER, COLORADO 80010
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

Common Stock, $.01 Par Value -- 14,009,571 shares as of May 1, 2000.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX



                                                                               Page
                                                                              Number
                                                                              ------
PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
           December 31, 1999 and March 31, 2000                                 3

         Condensed Consolidated Statements of Operations -
           Three months ended March 31, 1999 and 2000                           4

         Condensed Consolidated Statements of Cash Flows -
           Three months ended March 31, 1999 and 2000                           5

         Notes to Condensed Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                                         12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                             15

Item 6.  Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                     16

PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                                    DECEMBER 31   MARCH 31
                                                                       1999         2000
                                                                    ----------   ----------
                                                                                 (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                     $  11,943    $  12,489
      Investments                                                      23,907       30,705
      Trade accounts receivable, less allowance for
         doubtful accounts of $775 and $716, respectively              21,792       19,174
      Inventories                                                       3,740        4,936
      Deferred tax assets                                               2,363        2,325
      Prepaid expenses and other assets                                   448          414
                                                                    ---------    ---------
Total current assets                                                   64,193       70,043

Property, plant and equipment, net                                     26,758       26,623
Investment in Gifts.com, Inc., at cost                                  2,606        2,606
Note receivable from Gifts.com, Inc.                                    7,818        7,818
Other assets                                                               60           60
                                                                    ---------    ---------
Total assets                                                        $ 101,435    $ 107,150
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                              $  16,148    $  15,046
      Accrued liabilities                                               4,443        5,570
      Income taxes payable                                              1,384        2,692
      Current portion of capital lease obligations                         32           32
      Current portion of long-term debt                                 1,428        1,615
      Other                                                               544          456
                                                                    ---------    ---------
Total current liabilities                                              23,979       25,411

Capital lease obligations, less current portion                            42           33
Long-term debt, less current portion                                    5,922        5,378
Deferred income taxes                                                     446          483
Other                                                                      --           92

Stockholders' equity:
      Common stock                                                        140          140
      Additional paid-in capital                                       45,681       46,245
      Cumulative translation adjustment                                    25           65
      Unrealized loss on investments available for sale                  (596)        (734)
      Retained earnings                                                25,796       30,037
                                                                    ---------    ---------
Total stockholders' equity                                             71,046       75,753
                                                                    ---------    ---------
Total liabilities and stockholders' equity                          $ 101,435    $ 107,150
                                                                    =========    =========



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                       THREE MONTHS ENDED
                                            MARCH 31
                                      -------------------
                                        1999       2000
                                      --------   --------
Revenues                              $ 40,850   $ 49,668
Cost of services                        33,164     38,457
                                      --------   --------
Gross profit                             7,686     11,211
Selling, general and
     administrative expenses             4,429      5,185
                                      --------   --------
Operating profit                         3,257      6,026
Net interest income and other              602        716
                                      --------   --------
Income before income taxes               3,859      6,742
Income tax expense                       1,432      2,501
                                      --------   --------
Net income                            $  2,427   $  4,241
                                      ========   ========

Earnings per share:
     Basic                            $   0.18   $   0.30
     Diluted                          $   0.18   $   0.30



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                     ---------------------
                                                                      1999          2000
                                                                    ---------    ---------
OPERATING ACTIVITIES
Net income                                                          $   2,427    $   4,241
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                          916        1,132
   Deferred income taxes                                                  111          125
   Loss on sale of assets                                                   3           --
   Changes in operating assets and liabilities:
      Purchases of trading securities, net                                 --       (2,760)
      Trade accounts receivable, net                                    7,894        2,618
      Inventories                                                       1,620       (1,196)
      Prepaid expenses and other assets                                   (47)          34
      Accounts payable                                                 (6,807)      (1,102)
      Income taxes payable                                               (274)       1,583
      Accrued and other liabilities                                       749        1,131
                                                                    ---------    ---------
Net cash provided by operating activities                               6,592        5,806

INVESTING ACTIVITIES
Purchases of investments available for sale                            (7,878)      (9,878)
Proceeds from disposition of investments available for sale             2,985        5,629
Purchases of property, plant and equipment                             (1,547)      (1,019)
Proceeds from disposition of property, plant and equipment                  2           --
                                                                    ---------    ---------
Net cash used in investing activities                                  (6,438)      (5,268)

FINANCING ACTIVITIES
Stock options exercised                                                    --          289
Principal payments on borrowings, net                                    (228)        (357)
Principal payments on capital lease obligations                           (19)          (9)
                                                                    ---------    ---------
Net cash used in financing activities                                    (247)         (77)
Effect of exchange rate changes on cash                                  (104)          85
                                                                    ---------    ---------
Net (decrease) increase in cash and cash equivalents                     (197)         546
Cash and cash equivalents at beginning of period                       19,593       11,943
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  19,396    $  12,489
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                              $      68    $      86
Income taxes paid                                                   $   1,550    $     746
Change in unrealized loss on investments available for sale,
      net of tax                                                    $      36    $    (138)


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period of 2000.

     The condensed consolidated balance sheet as of December 31, 1999 was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

2.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

3.   EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method. Components of basic and diluted earnings per share were:


                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Net income (A)                                       $     2,427   $     4,241
                                                     -----------   -----------

Weighted average shares of common stock (B)           13,828,571    13,989,184
Dilutive effect of stock options                              --       302,922
                                                     -----------   -----------

Common stock and common stock equivalents (C)         13,828,571    14,292,106
                                                     ===========   ===========

Earnings per share:
     Basic (A/B)                                     $      0.18   $      0.30
     Diluted  (A/C)                                  $      0.18   $      0.30

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

4.   COMPREHENSIVE INCOME

     Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $2,398, and $4,143 for the three months ended March 31, 1999 and 2000, respectively.

5.   INVESTMENTS

     As of December 31, 1999, investments available for sale consisted of:


                                                GROSS        GROSS        ESTIMATED
                                              UNREALIZED   UNREALIZED       FAIR
                                    COST        GAINS        LOSSES         VALUE
                                 ----------   ----------   ----------    ----------
Corporate bonds                  $   14,472   $      141   $     (577)   $   14,036
Foreign government bonds              3,418          155           --         3,573
Bond mutual funds                     1,992           --         (142)        1,850
Equity securities                     3,835          184         (717)        3,302
                                 ----------   ----------   ----------    ----------
Total                            $   23,717   $      480   $   (1,436)   $   22,761
                                 ==========   ==========   ==========    ==========


     As of March 31, 2000, investments available for sale consisted of:


                                                GROSS        GROSS        ESTIMATED
                                              UNREALIZED   UNREALIZED       FAIR
                                    COST        GAINS        LOSSES         VALUE
                                 ----------   ----------   ----------    ----------
Corporate bonds                  $   15,590   $      299   $     (694)   $   15,195
Foreign government bonds              3,418          124           --         3,542
Bond mutual funds                     2,315           --          (45)        2,270
Equity securities                     6,661          236       (1,105)        5,792
                                 ----------   ----------   ----------    ----------
Total                            $   27,984   $      659   $   (1,844)   $   26,799
                                 ==========   ==========   ==========    ==========


     As of March 31, 2000, amortized costs and estimated fair values of investments available for sale by contractual maturity were:


                                                                  ESTIMATED
                                                        COST      FAIR VALUE
                                                     ----------   ----------
Corporate bonds and foreign government bonds
   maturing within:
   One year                                          $    9,384   $    9,657
   Two to five years                                      8,186        7,535
   Due after five years                                   1,438        1,545
                                                     ----------   ----------
                                                         19,008       18,737

Bond mutual funds                                         2,315        2,270
Equity securities                                         6,661        5,792
                                                     ----------   ----------
Total                                                $   27,984   $   26,799
                                                     ==========   ==========

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

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

5.   INVESTMENTS (CONTINUED)

     As of December 31, 1999, the Company was also invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $1,429 and $1,146, respectively. As of March 31, 2000, the Company was invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $4,189 and $3,906, respectively. Trading securities consisted primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities and various forms of derivative securities. Trading securities were held to meet short-term investment objectives. The Company entered into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As part of trading securities and as of March 31, 2000, the Company was invested in securities sold short related to a total of 18,856 shares of U.S. equity securities which, in the aggregate, had a basis and estimated fair market value of approximately $876 and $980 respectively, all of which were reported net as components of trading securities. Securities sold short were used in conjunction with and were substantially offset by other trading securities, which taken together, represented a risk-arbitrage portfolio in U.S. equity securities.

     Risk of loss to the Company in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. Hedging and derivative securities may involve elements of credit and market risks in excess of the amounts recognized in the accompanying unaudited condensed consolidated financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

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


                               DECEMBER 31   MARCH 31
                                  1999         2000
                               -----------   --------
Purchased components and
   fabricated assemblies        $  1,986     $  3,876
Finished goods                     1,754        1,060
                                --------     --------
                                $  3,740     $  4,936
                                ========     ========

7.   GIFTS.COM, INC.

     Good Catalog Company has changed its name to Gifts.com, Inc. During the three months ended March 31, 2000, the Company recognized approximately $605 of revenues related to services performed for Gifts.com, Inc., and approximately $158 of interest income. Included in trade accounts receivable as of March 31, 2000 was approximately $246 due from Gifts.com, Inc.

8.   PRINCIPAL CLIENTS

     Two clients accounted for approximately 70.1% and 10.1% of revenues during the three months ended March 31, 2000. One client accounted for approximately 75.7% of revenues during the three months ended March 31, 1999. The loss of either or both of its principal clients would have a material adverse effect on the Company's business, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of March 31, 2000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project which could cause quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's investment in and note receivable from Gifts.com, Inc., risks related to the Company's Internet web site operations, and risks related to the Company's portfolio of Internet domain names. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

     The following table sets forth certain unaudited condensed consolidated statement of operations data expressed as a percentage of revenues:


                                      THREE MONTHS ENDED
                                           MARCH 31
                                      ------------------
                                       1999        2000
                                      -------    -------
Revenues                                100.0%     100.0%
Cost of services                         81.2       77.4
                                      -------    -------
Gross profit                             18.8       22.6
Selling, general and
    administrative expenses              10.8       10.4
                                      -------    -------
Operating profit                          8.0       12.2
Net interest income and other             1.5        1.4
                                      -------    -------
Income before income taxes                9.5       13.6
Income tax expense                        3.5        5.0
                                      -------    -------
Net income                                6.0%       8.6%
                                      =======    =======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Revenues. Revenues increased $8.8 million, or 21.6%, from $40.9 million during the three months ended March 31, 1999 to $49.7 million during the three months ended March 31, 2000. This increase was primarily from existing and new clients, partially offset by decreases in the volume of services provided to other existing clients.

     Cost of Services. Cost of services increased $5.3 million, or 16.0%, from $33.2 million during the three months ended March 31, 1999 to $38.5 million during the three months ended March 31, 2000. As a percentage of revenues, cost of services was 81.2% and 77.4% for the three months ended March 31, 1999 and March 31, 2000, respectively. This percentage amount declined mainly as a result of improved processes, better operating efficiency, and changes in the mix of services performed.

     Gross Profit. Due to the foregoing factors, gross profit increased $3.5 million, or 45.9%, from $7.7 million during the three months ended March 31, 1999 to $11.2 million during the three months ended March 31, 2000. As a percentage of revenues, gross profit was 18.8% and 22.6% for the three months ended March 31, 1999 and March 31, 2000, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.8 million, or 17.1%, from $4.4 million during the three months ended March 31, 1999 to $5.2 million during the three months ended March 31, 2000, primarily as a result of increased personnel and related expansion costs incurred to service increasing business. As a percentage of revenues, selling, general and administrative expenses decreased from 10.8% during the three months ended March 31, 1999 to 10.4% during the three months ended March 31, 2000.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $3.3 million during the three months ended March 31, 1999 to $6.0 million during the three months ended March 31, 2000. As a percentage of revenues, operating profit increased from 8.0% during the three months ended March 31, 1999 to 12.2% during the three months ended March 31, 2000.

     Net Interest Income and Other. Net interest income and other was $0.6 million during the three months ended March 31, 1999 and $0.7 million during the three months ended March 31, 2000. The majority of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $2.8 million, or 74.7%, from $3.9 million during the three months ended March 31, 1999 to $6.7 million during the three months ended March 31, 2000. As a percentage of revenues, income before income taxes increased from 9.5% during the three months ended March 31, 1999 to 13.6% during the three months ended March 31, 1999.

     Income Tax Expense. Income tax expense for both the three months ended March 31, 1999 and 2000 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.1%.

     Net Income. Based on the factors discussed above, net income increased $1.8 million, or 74.7%, from $2.4 million during the three months ended March 31, 1999 to $4.2 million during the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1997, the Company completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $41.0 million. The Company applied such proceeds to repay substantially all of its then outstanding debt and for working capital and other general corporate purposes, including capital expenditures to expand its operating capacity. Since fully applying the net proceeds received from its June 1997 initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations and, to a lesser degree, through various forms of debt financing and leasing arrangements.

     The Company has a $5.0 million line of credit with Norwest Bank Colorado, N.A. (the "Bank"), which matures on April 30, 2001. Borrowings under the line of credit bear interest at the Bank's prime rate (9.0% as of March 31, 2000). Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of March 31, 2000 and the date of this Form 10-Q, the Company was in compliance with these financial covenants. Collateral for the line of credit is trade accounts receivable of certain of the Company's wholly owned subsidiaries. As of March 31, 2000 and the date of this Form 10-Q, no amount was outstanding under the line of credit.

     As of March 31, 2000, the Company had cash, cash equivalents, and investment balances of $43.2 million, working capital of $44.6 million, and stockholders' equity of $75.8 million. Investments available for sale primarily consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. Trading securities generally consisted of publicly traded common stock of U.S. based companies, and international equity mutual funds, together with certain hedging securities, and various forms of derivative securities. StarTek's cash and cash equivalents are not restricted. The Company's investments available for sale and trading securities could be materially and adversely affected by: (i) various domestic and foreign economic conditions, such as recession, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation, and other factors; (ii) the inability of certain corporations to repay their debts, including interest amounts, to the Company; and (iii) changes in market price of common stocks, international equity mutual funds, hedging securities, and other derivative securities held by the Company due to the level of trading in such securities, and other risks generally attributable to U.S. based publicly traded companies. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

     Net cash provided by operating activities decreased from $6.6 million during the three months ended March 31, 1999 to $5.8 million during the three months ended March 31, 2000. This decrease was primarily a result of net purchases of trading securities, partially offset by increased net income and changes in operating assets and liabilities.

     Net cash used in investing activities was $6.4 million during the three months ended March 31, 1999 and $5.3 million during the three months ended March 31, 2000. This decrease was primarily due to a decrease in purchases of property, plant and equipment and a decrease in purchases of investments available for sale.

     Net cash used in financing activities was $0.3 million during the three months ended March 31, 1999, which consisted of principal payments on borrowings and capital lease obligations. Net cash used in financing activities was $0.1 million during the three months ended March 31, 2000, which consisted of principal payments on borrowings and capital lease obligations, partially offset by proceeds from exercises of employee stock options.

     The effect of currency exchange rate changes on the translation of the Company's United Kingdom and Singapore operations was not substantial during the three months ended March 31, 2000. The terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with certain of its investments.

     Management believes the Company's current cash, cash equivalents, investments, anticipated cash flows from future operations, and $5.0 million of currently available financing under its line of credit will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to fund the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given additional financing will be available, or if available, it will be available on terms favorable to the Company.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although the Company cannot accurately anticipate effects of domestic and foreign inflation on its operations, the Company does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on its results of operations or financial condition.

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

     Microsoft Corporation ("Microsoft") accounted for approximately 75.7% and 70.1% of the Company's revenues during the three months ended March 31, 1999 and March 31, 2000, respectively. America Online, Inc. accounted for less than 10.0% and approximately 10.1% of the Company's revenues during the three months ended March 31, 1999 and March 31, 2000, respectively. Loss of a principal client would have a material adverse effect on the Company's business, results of operations, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), it would be able to timely replace such clients with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's business is highly seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the first three months of 2000 are not necessarily indicative of the results that may be expected for the second, third, or fourth quarters of 2000. Additionally, the Company has experienced, and expects to continue to experience, quarterly variations in operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches; (ii) expiration or termination of existing client projects;
(iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from current and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. On May 19, 1999 and as amended on August 19, 1999, the Company's Board of Directors approved the Company's current investment portfolio policy, which provides for, among other things, investment objectives and investment portfolio allocation guidelines. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, equity market prices and other general market risks, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1999.

Interest Rate Sensitivity and Other General Market Risks

     Cash and Cash Equivalents. As of March 31, 2000, the Company had $12.5 million in cash and cash equivalents, which was not restricted, and consisted of: (i) approximately $11.8 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 5.4%; and (ii) approximately $0.7 million in various non-interest bearing accounts. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. As of March 31, 2000, the Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $28.0 million and $26.8 million, respectively. These investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in U.S. dollars, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest rate risk and will fall in value if interest rates increase.

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

     The Company's investments in foreign government bonds denominated in U.S. dollars entail special risks of global investing. These risks include, but are not limited to: (i) currency exchange fluctuations which could adversely affect the ability of foreign governments to repay their debts in U.S. dollars; (ii) foreign government regulations; and (iii) potential for political and economic instability. Fair market value of such investments in foreign government bonds (denominated in U.S. dollars) can be expected to be more volatile than that of U.S. government bonds. These risks are intensified for the Company's investments in debt of foreign governments located in countries generally considered to be emerging markets.

     The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale as of March 31, 2000:


                               WEIGHTED                         EXPECTED MATURITY DATE
                                AVERAGE                                --COST--
                            INTEREST RATES                       (DOLLARS IN THOUSANDS)
                            --------------  ------------------------------------------------------------------------------------
                                            1 year    2 years    3 years    4 years    5 years  Thereafter    Total   FAIR VALUE
                                            -------   --------   -------    -------    -------   ---------  --------  ----------
Corporate bonds                    5.54%   $  7,404                                                         $   7,404   $  7,660
Foreign government bonds           6.31%      1,980                                                             1,980      1,997
Corporate bonds                    9.61%              $  3,647                                                  3,647      3,701
Corporate bonds                    8.10%                         $  2,711                                       2,711      2,404
Corporate bonds                    5.19%                                     $   818                              818        510
Corporate bonds                    5.69%                                               $  1,010                 1,010        920
Foreign government bonds           9.26%                                                          $  1,438      1,438      1,545
                                           --------   --------   --------   --------   --------   --------   --------   --------
Total                                      $  9,384   $  3,647   $  2,711   $    818   $  1,010   $  1,438   $ 19,008   $ 18,737
                                           ========   ========   ========   ========   ========   ========   ========   ========


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

     As of March 31, 2000 and as part of its investments available for sale portfolio, the Company was invested in: (i) various bond mutual funds which, in the aggregate, had both an original cost and fair market value of approximately $2.3 million; and (ii) equity securities which, in the aggregate, had an original cost and fair market value of approximately $6.7 million and $5.8 million, respectively.

     Debt securities within bond mutual funds as of March 31, 2000: (i) had a weighted average yield of approximately 11.7%, and a weighted average maturity of approximately 6.6 years; (ii) are primarily invested in investment grade bonds of U.S. and foreign issuers denominated in U.S. and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments which are intended to reduce fair market value fluctuations; (iv) are subject to interest rate risk and will fall in value if market interest rates increase; and (v) are subject to the quality of the underlying securities within the mutual funds. The Company's investments in bond mutual funds entail special risks of global investing, including, but not limited to: (i) currency exchange fluctuations; (ii) foreign government regulations; and (iii) potential for political and economic instability. Fair market value of the Company's investments in bond mutual funds can be expected to be more volatile than that of a U.S.-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain bond mutual fund investments are also subject to the effect of leverage, which in a declining market can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

     Outstanding Debt of the Company. As of March 31, 2000, the Company had outstanding debt of approximately $7.0 million, approximately $2.5 million of which bears interest at an annual fixed rate of 7.0%, and approximately $2.3 million of which bears no interest, as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.8 million outstanding as of March 31, 2000, whereby the Company is expected to repay its debt at a variable rate of interest (7.4% as of March 31, 2000) over a forty-eight month period. Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates could, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate (9% as of March 31, 2000). As of March 31, 2000, the Company had no outstanding line of credit obligations. The Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

     Equity Securities. As of March 31, 2000, the Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in the aggregate, of $6.7 million and $5.8 million, respectively. The Company's investments in equity securities consisted of real estate investment trusts, equity mutual funds, and publicly traded common stock of U.S. based companies. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

     Trading Securities. As of March 31, 2000, the Company was invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $4.2 million and $3.9 million, respectively. Trading securities consisted primarily of publicly traded common stock of U.S. based companies and international equity mutual funds, together with certain hedging securities and various forms of derivative securities. Trading securities were held to meet short-term investment objectives. The Company entered into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As part of trading securities and as of March 31, 2000, the Company was invested in securities sold short related to a total of 18,856 shares of U.S. equity securities which, in the aggregate, had a basis and estimated fair market value of approximately $0.9 million and $1.0 million, respectively, all of which were reported net as components of trading securities. These securities sold short were used in conjunction with and were substantially offset by other trading securities, which taken together, represented a risk arbitrage portfolio in U.S. equity securities.

     Management believes risk of loss to the Company in the event of nonperformance by any party is not substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Management believes such differences are not substantial to the Company's results of operations, financial condition, or liquidity. Hedging and derivative securities may involve elements of credit and market risk in excess of the amounts recognized in the accompanying unaudited condensed consolidated financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

     Approximately 28.6% of the Company's revenues during the three months ended March 31, 2000 were derived from arrangements whereby the Company received payments from its clients in currencies other than U.S. dollars. Terms of the Company's agreements with its clients and its subcontracts are typically in U.S. dollars except for certain of its agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its day to day operations in the United Kingdom and Singapore.

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

PART II.  OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c)     Sales of Unregistered Securities

                  The Company did not issue or sell any unregistered securities during the three months ended March 31, 2000, except as follows:

                           On January 3, 2000, the Company granted options to purchase 10,400 shares of common stock, in the aggregate, to 104 employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning January 3, 2001, expire on January 3, 2010, and are exercisable at $34.00 per share, which was the market value of the Company's common stock on the date the options were granted.

                           On February 16, 2000, the Company granted options to purchase 2,100 shares of common stock, in the aggregate, to three employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning February 16, 2001, expire on February 16, 2010, and are exercisable at $38.94 per share, which was the market value of the Company's common stock on the date the options were granted.

                  The foregoing stock option grants were made in reliance upon exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27.1     Financial Data Schedule.

          (b)     Reports on Form 8-K

                           On January 14, 2000, the Company filed a report on Form 8-K under Item 5, reporting the election of Jack
                           D. Rehm to the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STARTEK, INC.
                              --------------------------------------------
                              (Registrant)


Date:     May 15, 2000        /s/ MICHAEL W. MORGAN
          ---------------     --------------------------------------------
                              Michael W. Morgan
                              President and Chief Executive Officer


Date:     May 15, 2000        /s/ DENNIS M. SWENSON
          ---------------     --------------------------------------------
                              Dennis M. Swenson
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27.1          Financial Data Schedule.