Form 10-Q
period 2000-06-30
STARTEK INC
filed 2000-08-14
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value-- 14,030,961 shares as of July 31, 2000.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets -
               December 31, 1999 and June 30, 2000                                                          3

          Condensed Consolidated Income Statements -
               Three months ended June 30, 1999 and 2000
               Six months ended June 30, 1999 and 2000                                                      4

          Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1999 and 2000                                                      5

          Notes to Condensed Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                          9

Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk                                                                                 12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                         15

Item 4.  Submission of Matters to a Vote of Security Holders                                               16

Item 6.  Exhibits and Reports on Form 8-K                                                                  16

SIGNATURES                                                                                                 17

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                              DECEMBER 31         JUNE 30
                                                                  1999              2000
                                                              ------------      ------------
                                                                                 (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                               $     11,943      $     16,626
      Investments                                                   23,907            31,731
      Trade accounts receivable, less allowance for
         doubtful accounts of $775 and $743, respectively           21,792            12,143
      Inventories                                                    3,740               927
      Deferred tax assets                                            2,363             2,542
      Prepaid expenses and other assets                                448               547
                                                              ------------      ------------
Total current assets                                                64,193            64,516

Property, plant and equipment, net                                  26,758            26,075
Investment in Gifts.com, Inc., at cost                               2,606             2,606
Note receivable from Gifts.com, Inc.                                 7,818             7,818
Other assets                                                            60                37
                                                              ------------      ------------
Total assets                                                  $    101,435      $    101,052
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $     16,148      $      6,454
      Accrued liabilities                                            4,443             5,146
      Income taxes payable                                           1,384               477
      Current portion of capital lease obligations                      32                30
      Current portion of long-term debt                              1,428             1,639
      Other                                                            544               497
                                                              ------------      ------------
Total current liabilities                                           23,979            14,243

Capital lease obligations, less current portion                         42                24
Long-term debt, less current portion                                 5,922             5,021
Deferred income taxes                                                  446               583
Other                                                                   --               152

Stockholders' equity:
      Common stock                                                     140               140
      Additional paid-in capital                                    45,681            47,024
      Cumulative translation adjustment                                 25               178
      Unrealized loss on investments available for sale               (596)             (508)
      Retained earnings                                             25,796            34,195
                                                              ------------      ------------
Total stockholders' equity                                          71,046            81,029
                                                              ------------      ------------
Total liabilities and stockholders' equity                    $    101,435      $    101,052
                                                              ============      ============



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                       THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                      -----------------------------     -----------------------------
                                          1999             2000             1999             2000
                                      ------------     ------------     ------------     ------------

Revenues                              $     45,723     $     41,589     $     86,573     $     91,257
Cost of services                            37,216           31,224           70,380           69,682
                                      ------------     ------------     ------------     ------------
Gross profit                                 8,507           10,365           16,193           21,575
Selling, general and
  administrative expenses                    5,202            4,857            9,631           10,041
                                      ------------     ------------     ------------     ------------
Operating profit                             3,305            5,508            6,562           11,534
Net interest income and other                  668            1,102            1,270            1,818
                                      ------------     ------------     ------------     ------------
Income before income taxes                   3,973            6,610            7,832           13,352
Income tax expense                           1,483            2,452            2,915            4,953
                                      ------------     ------------     ------------     ------------
Net income                            $      2,490     $      4,158     $      4,917     $      8,399
                                      ============     ============     ============     ============

Earnings per share:
         Basic                        $       0.18     $       0.30     $       0.36     $       0.60
         Diluted                      $       0.18     $       0.29     $       0.36     $       0.59



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                 ------------------------------
                                                                     1999              2000
                                                                 ------------      ------------
OPERATING ACTIVITIES
Net income                                                       $      4,917      $      8,399
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                     1,892             2,370
      Deferred income taxes                                              (354)             (185)
      (Gain) loss on sale of assets                                         3               (84)
      Changes in operating assets and liabilities:
         Purchases of trading securities, net                          (2,150)           (5,890)
         Trade accounts receivable, net                                 7,098             9,549
         Inventories                                                    1,072             2,702
         Prepaid expenses and other assets                                (81)               29
         Accounts payable                                              (6,359)           (9,577)
         Income taxes payable                                          (1,316)             (194)
         Accrued and other liabilities                                  1,875               823
                                                                 ------------      ------------
Net cash provided by operating activities                               6,597             7,942

INVESTING ACTIVITIES
Purchases of investments available for sale                           (13,399)          (10,874)
Proceeds from disposition of investments available for sale             5,821             9,089
Purchases of property, plant and equipment                             (3,812)           (1,967)
Proceeds from disposition of property, plant and equipment                  2               284
                                                                 ------------      ------------
Net cash used in investing activities                                 (11,388)           (3,468)

FINANCING ACTIVITIES
Stock options exercised                                                   187               665
Principal payments on borrowings, net                                    (429)             (690)
Principal payments on capital lease obligations                           (33)              (17)
                                                                 ------------      ------------
Net cash used in financing activities                                    (275)              (42)
Effect of exchange rate changes on cash                                  (232)              251
                                                                 ------------      ------------
Net (decrease) increase in cash and cash equivalents                   (5,298)            4,683
Cash and cash equivalents at beginning of period                       19,593            11,943
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $     14,295      $     16,626
                                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                           $        141      $        172
Income taxes paid                                                $      4,550      $      5,572
Change in unrealized loss on investments available for sale,
     net of tax                                                  $        368      $         88


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected during the year ending December 31, 2000, or during any other interim period of 2000.

         The condensed consolidated balance sheet as of December 31, 1999 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to consolidated financial statements and footnotes thereto included in StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded as either assets or liabilities measured at fair value. SFAS No. 133 requires changes in a derivative's fair value to be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess effectiveness of transactions receiving hedge accounting treatment. SFAS No. 133 is effective for the Company's fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined timing or method of adoption of SFAS No. 133.

3.       EARNINGS PER SHARE

         Basic earnings per share is computed based on weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method. Components of basic and diluted earnings per share were:

                                                        THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                       -----------------------------     -----------------------------
                                                           1999             2000             1999             2000
                                                       ------------     ------------     ------------     ------------

Net income (A)                                         $      2,490     $      4,158     $      4,917     $      8,399
                                                       ------------     ------------     ------------     ------------

Weighted average shares of common stock (B)              13,832,246       14,012,885       13,830,419       14,001,034
Dilutive effect of stock options                                 --          373,010               --          337,966
                                                       ------------     ------------     ------------     ------------

Common stock and common stock equivalents (C)            13,832,246       14,385,895       13,830,419       14,339,000
                                                       ============     ============     ============     ============

Earnings per share:
      Basic (A/B)                                      $       0.18     $       0.30     $       0.36     $       0.60
      Diluted  (A/C)                                   $       0.18     $       0.29     $       0.36     $       0.59

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

4.       COMPREHENSIVE INCOME

         Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $2,742 and $4,497 for the three months ended June 30, 1999 and 2000, respectively. Comprehensive income was $5,140 and $8,640 for the six months ended June 30, 1999 and 2000, respectively.

5.       INVESTMENTS

         As of December 31, 1999, investments available for sale consisted of:

                                                               GROSS            GROSS           ESTIMATED
                                                             UNREALIZED       UNREALIZED           FAIR
                                               COST            GAINS            LOSSES            VALUE
                                           ------------     ------------     ------------      ------------
     Corporate bonds                       $     14,472     $        141     $       (577)     $     14,036
     Foreign government bonds                     3,418              155               --             3,573
     Bond mutual funds                            1,992               --             (142)            1,850
     Equity securities                            3,835              184             (717)            3,302
                                           ------------     ------------     ------------      ------------
     Total                                 $     23,717     $        480     $     (1,436)     $     22,761
                                           ============     ============     ============      ============

         As of June 30, 2000, investments available for sale consisted of:

                                                               GROSS            GROSS           ESTIMATED
                                                             UNREALIZED       UNREALIZED           FAIR
                                               COST            GAINS            LOSSES            VALUE
                                           ------------     ------------     ------------      ------------
     Corporate bonds                       $     14,461     $        289     $       (508)     $     14,242
     Foreign government bonds                     1,438              112               --             1,550
     Bond mutual funds                            2,316               --              (56)            2,260
     Equity securities                            7,306               80             (743)            6,643
                                           ------------     ------------     ------------      ------------
     Total                                 $     25,521     $        481     $     (1,307)     $     24,695
                                           ============     ============     ============      ============

         As of June 30, 2000, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

                                                                                            ESTIMATED
                                                                              COST          FAIR VALUE
                                                                          ------------     ------------
     Corporate bonds and foreign government bonds maturing within:
            One year                                                      $      8,662     $      8,960
            Two to five years                                                    5,799            5,282
            Due after five years                                                 1,438            1,550
                                                                          ------------     ------------
                                                                                15,899           15,792

     Bond mutual funds                                                           2,316            2,260
     Equity securities                                                           7,306            6,643
                                                                          ------------     ------------
     Total                                                                $     25,521     $     24,695
                                                                          ============     ============

         Bond mutual funds were primarily invested in investment grade bonds of US and foreign issuers denominated in US and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions. Equity securities primarily consisted of real estate investment trusts, equity mutual funds, and publicly traded common stock of US based companies.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

5.       INVESTMENTS (CONTINUED)

         As of December 31, 1999, the Company was also invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $1,429 and $1,146, respectively. As of June 30, 2000, the Company was invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $6,845 and $7,036, respectively, and primarily consisted of publicly traded common stock of US based companies and international equity mutual funds. Trading securities were held to meet short-term investment objectives. From time to time, the Company enters into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As of June 30, 2000, the Company was not invested in hedging or derivative securities.

         Risk of loss to the Company in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. Hedging and derivative securities may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

6.       INVENTORIES

         The Company purchases components of its clients' products as an integral part of its process management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. The Company generally has the right to be reimbursed from its clients for unused inventories. Client-owned inventories are not reflected in the Company's balance sheet. Inventories consisted of:

                                        DECEMBER 31        JUNE 30
                                            1999             2000
                                        ------------     ------------
     Purchased components and
        fabricated assemblies           $      1,986     $        594
     Finished goods                            1,754              333
                                        ------------     ------------
                                        $      3,740     $        927
                                        ============     ============

7.       GIFTS.COM, INC.

         During the three months ended June 30, 2000, the Company recognized approximately $270 of revenues related to services performed for Gifts.com, Inc., and approximately $173 of interest income. During the six months ended June 30, 2000, the Company recognized approximately $875 of revenues related to services performed for Gifts.com, Inc., and approximately $331 of interest income. Accounts receivable of $121 plus regular quarterly interest of $173 were due from Gifts.com, Inc. as of June 30, 2000. Amounts owed from Gifts.com, Inc. were current.

8.       PRINCIPAL CLIENTS

         One client accounted for approximately 77.3% of the Company's revenues during the three months ended June 30, 1999. Three clients accounted for approximately 67.2%, 14.3%, and 10.4% of revenues during the three months ended June 30, 2000. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of June 30, 2000.

9.       SUBSEQUENT EVENT

         On August 2, 2000, as part of the plan for fiscal 2001 for Gifts.com, Inc., the Company, through its wholly-owned subsidiary Domain.com, Inc., agreed to advance an additional $995 loan to Gifts.com, Inc. under the same terms and conditions as those set forth in the $7,818 loan agreement effective November 1, 1999.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's investment in and note receivable from Gifts.com, Inc., risks related to the Company's Internet web site operations, and risks related to the Company's portfolio of Internet domain names. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1999.

         The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

                                           THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                             1999              2000              1999              2000
                                         ------------      ------------      ------------      ------------
     Revenues                                   100.0%            100.0%            100.0%            100.0%
     Cost of services                            81.4              75.1              81.3              76.4
                                         ------------      ------------      ------------      ------------
     Gross profit                                18.6              24.9              18.7              23.6
     Selling, general and
          administrative expenses                11.4              11.7              11.1              11.0
                                         ------------      ------------      ------------      ------------
     Operating profit                             7.2              13.2               7.6              12.6
     Net interest income and other                1.5               2.7               1.5               2.0
                                         ------------      ------------      ------------      ------------
     Income before income taxes                   8.7              15.9               9.1              14.6
     Income tax expense                           3.2               5.9               3.4               5.4
                                         ------------      ------------      ------------      ------------
     Net income                                   5.5%             10.0%              5.7%              9.2%
                                         ============      ============      ============      ============

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues decreased $4.1 million, or 9.0%, from $45.7 million during the three months ended June 30, 1999 to $41.6 million during the three months ended June 30, 2000. This decrease was largely due to a client's rescheduling of a major product launch from the second quarter to the third quarter of 2000, and the culling of less profitable accounts.

         Cost of Services. Cost of services decreased $6.0 million, or 16.1%, from $37.2 million during the three months ended June 30, 1999 to $31.2 million during the three months ended June 30, 2000. As a percentage of revenues, cost of services was 81.4% and 75.1% during the three months ended June 30, 1999 and 2000, respectively. This percentage decreased primarily due to an improving mix of business and stringent cost controls.

         Gross Profit. Due to the foregoing factors, gross profit increased $1.9 million, or 21.8%, from $8.5 million during the three months ended June 30, 1999 to $10.4 million during the three months ended June 30, 2000. As a percentage of revenues, gross profit was 18.6% and 24.9% during the three months ended June 30, 1999 and 2000, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, or 6.6%, from $5.2 million during the three months ended June 30, 1999 to $4.9 million during the three months ended June 30, 2000, primarily as a result of decreased personnel and expansion costs. As a percentage of revenues, selling, general and administrative expenses were 11.4% and 11.7% during the three months ended June 30, 1999 and 2000, respectively.

         Operating Profit. As a result of the foregoing factors, operating profit increased from $3.3 million during the three months ended June 30, 1999 to $5.5 million during the three months ended June 30, 2000. As a percentage of revenues, operating profit was 7.2% and 13.2% during the three months ended June 30, 1999 and 2000, respectively.

         Net Interest Income and Other. Net interest income and other was approximately $0.7 million during the three months ended June 30, 1999 and $1.1 million during the three months ended June 30, 2000. The majority of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $2.6 million, or 66.4%, from $4.0 million during the three months ended June 30, 1999 to $6.6 million during the three months ended June 30, 2000. As a percentage of revenues, income before income taxes increased from 8.7% during the three months ended June 30, 1999 to 15.9% during the three months ended June 30, 2000.

         Income Tax Expense. Income tax expense during the three months ended June 30, 1999 and 2000 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.3% and 37.1%, respectively.

         Net Income. Based on the factors discussed above, net income increased $1.7 million, or 67.0%, from $2.5 million during the three months ended June 30, 1999 to $4.2 million during the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues increased $4.7 million, or 5.4%, from $86.6 million during the six months ended June 30, 1999 to $91.3 million during the six months ended June 30, 2000. This increase was primarily from existing and new clients, partially offset by a client's rescheduling of a major product launch from the second quarter to the third quarter of 2000, and the culling of less profitable accounts.

         Cost of Services. Cost of services decreased $0.7 million, or 1.0%, from $70.4 million during the six months ended June 30, 1999 to $69.7 million during the six months ended June 30, 2000. As a percentage of revenues, cost of services was 81.3% and 76.4% during the six months ended June 30, 1999 and 2000, respectively. This percentage declined mainly as a result of improved processes, better operating efficiency, and changes in the mix of services performed.

         Gross Profit. Due to the foregoing factors, gross profit increased $5.4 million, or 33.2%, from $16.2 million during the six months ended June 30, 1999 to $21.6 million during the six months ended June 30, 2000. As a percentage of revenues, gross profit was 18.7% and 23.6% during the six months ended June 30, 1999 and 2000, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million, or 4.3%, from $9.6 million during the six months ended June 30, 1999 to $10.0 million during the six months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses decreased from 11.1% during the six months ended June 30, 1999 to 11.0% during the six months ended June 30, 2000.

         Operating Profit. As a result of the foregoing factors, operating profit increased from $6.6 million during the six months ended June 30, 1999 to $11.5 million during the six months ended June 30, 2000. As a percentage of revenues, operating profit was 7.6% and 12.6% during the six months ended June 30, 1999 and 2000, respectively.

         Net Interest Income and Other. Net interest income and other was $1.3 million during the six months ended June 30, 1999 and $1.8 million during the six months ended June 30, 2000. The majority of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $5.6 million, or 70.5%, from $7.8 million during the six months ended June 30, 1999 to $13.4 million during the six months ended June 30, 2000. As a percentage of revenues, income before income taxes increased from 9.1% during the six months ended June 30, 1999 to 14.6% during the six months ended June 30, 2000.

         Income Tax Expense. Income tax expense during the six months ended June 30, 1999 and 2000 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.2% and 37.1%, respectively.

         Net Income. Based on the factors discussed above, net income increased $3.5 million, or 70.8%, from $4.9 million during the six months ended June 30, 1999 to $8.4 million during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1997 the Company completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $41.0 million. The Company applied such proceeds to repay substantially all of its then outstanding debt and for working capital and other general corporate purposes, including capital expenditures to expand operating capacity. Since fully applying net proceeds received from its June 1997 initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations and, to a lesser degree, through various forms of debt financing and leasing arrangements.

         The Company maintains a $5.0 million line of credit with Norwest Bank Colorado, N.A. (the "Bank") maturing on April 30, 2001. Borrowings under the line of credit bear interest at the Bank's prime rate (9.5% as of June 30, 2000). Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of June 30, 2000 and the date of this Form 10-Q, the Company was in compliance with these financial covenants. Collateral for the line of credit is trade accounts receivable of certain of the Company's wholly-owned subsidiaries. As of June 30, 2000 and the date of this Form 10-Q, no amount was outstanding under the line of credit.

         As of June 30, 2000, the Company had cash, cash equivalents, and investment balances of $48.4 million, working capital of $50.3 million, and stockholders' equity of $81.0 million. The Company's cash and cash equivalents are not restricted. As of June 30, 2000, investments available for sale primarily consisted of corporate bonds, foreign government bonds denominated in US dollars, bond mutual funds, real estate investment trusts, equity mutual funds, and publicly traded common stock of US based companies. As of June 30, 2000, trading securities generally consisted of publicly traded common stock of US based companies, and international equity mutual funds. As of June 30, 2000, the Company's investments available for sale and trading securities could be materially and adversely affected by: (i) various domestic and foreign economic conditions, such as recession, increasing interest rates, adverse foreign currency exchange fluctuations, foreign and domestic inflation, and other factors; (ii) the inability of certain corporations to repay their debts, including interest amounts, to the Company; and (iii) changes in market price of common stocks and international equity mutual funds due to the level of trading in such securities, and other risks generally attributable to US based publicly traded companies. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

         On August 2, 2000, as part of the plan for fiscal 2001 for Gifts.com, Inc., the Company, through its wholly-owned subsidiary Domain.com, Inc., agreed to advance an additional $1.0 million loan to Gifts.com, Inc. under the same terms and conditions as those set forth in the $7.8 million loan agreement effective November 1, 1999.

         Net cash provided by operating activities increased from $6.6 million during the six months ended June 30, 1999 to $7.9 million during the six months ended June 30, 2000. This increase was primarily a result of increased net income and changes in operating assets and liabilities, partially offset by an increase in net purchases of trading securities.

         Net cash used in investing activities was $11.4 million during the six months ended June 30, 1999 and $3.5 million during the six months ended June 30, 2000. This decrease was primarily due to a decrease in purchases of property, plant, and equipment together with a decrease in net purchases of investments available for sale.

         Net cash used in financing activities was $0.3 million and $0.1 million during the six months ended June 30, 1999 and 2000, respectively. Net cash used in financing activities during both periods consisted of principal payments on borrowings and capital lease obligations, partially offset by proceeds from exercises of employee stock options.

         The effect of currency exchange rate changes on the translation of the Company's United Kingdom and Singapore operations was not substantial during the six months ended June 30, 2000. The terms of the Company's agreements with its clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with certain of its investments.

         Management believes the Company's cash, cash equivalents, investments, anticipated cash flows from future operations, and $5.0 million of currently available financing under its line of credit will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. However, liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to support the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given additional financing will be available, or if available, it will be available on terms favorable to the Company.

INFLATION AND GENERAL ECONOMIC CONDITIONS

         Although management cannot accurately anticipate effects of domestic and foreign inflation on the Company's operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on the Company's results of operations or financial condition.

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

         Microsoft Corporation ("Microsoft") accounted for approximately 77.3% and 67.2 % of the Company's revenues during the three months ended June 30, 1999 and 2000, respectively. AT&T Corporation accounted for less than 10.0% and approximately 14.3% of the Company's revenues during the three months ended June 30, 1999 and 2000, respectively. America Online, Inc. accounted for less than 10.0% and approximately 10.4% of the Company's revenues during the three months ended June 30, 1999 and 2000, respectively. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), would be able to timely replace such clients with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

         The Company's business is highly seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results during the three and six months ended June 30, 2000 are not necessarily indicative of the revenues or operating results that may be expected during the year ending December 31, 2000, or during any other interim period of 2000. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, which was approved by the Board of Directors during 1999, provides for, among other things, investment objectives and investment portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, equity market prices and other general market risks, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1999.

Interest Rate Sensitivity and Other General Market Risks

         Cash and Cash Equivalents. As of June 30, 2000, the Company had $16.6 million in cash and cash equivalents, which was not restricted, and consisted of: (i) approximately $15.6 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 6.3%; and (ii) approximately $1.0 million in various non-interest bearing accounts. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

         Investments Available for Sale. As of June 30, 2000, the Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $25.5 million and $24.7 million, respectively. These investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in US dollars, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest rate risk and will fall in value if interest rates increase.

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

         The Company's investments in foreign government bonds denominated in US dollars entail special risks of global investing. These risks include, but are not limited to: (i) currency exchange fluctuations which could adversely affect the ability of foreign governments to repay their debts in US dollars; (ii) foreign government regulations; and (iii) potential for political and economic instability. Fair market value of investments in foreign government bonds (denominated in US dollars) can be expected to be more volatile than that of US government bonds. These risks are intensified for the Company's investments in debt of foreign governments located in countries generally considered to be emerging markets.

         The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale as of June 30, 2000:

                           WEIGHTED                                EXPECTED MATURITY DATE
                           AVERAGE                                         --COST--
                        INTEREST RATES                             (DOLLARS IN THOUSANDS)
                        ------------------------------------------------------------------------------------  ----------------------
                                        1 year     2 years     3 years     4 years     5 years    Thereafter     Total    FAIR VALUE
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Corporate bonds                6.70%  $    8,662                                                              $    8,662  $    8,960
Corporate bonds                8.25%              $    3,971                                                       3,971       3,920
Corporate bonds                5.19%                                      $      818                                 818         461
Corporate bonds                5.69%                                                  $    1,010                   1,010         901
Foreign government bonds       9.26%                                                              $    1,438       1,438       1,550
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total                                 $    8,662  $    3,971          --  $      818  $    1,010  $    1,438  $   15,899  $   15,792
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

         Management believes the Company has the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, the Company would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce the Company's interest income derived from future investments.

         As of June 30, 2000 and as part of its investments available for sale portfolio, the Company was invested in: (i) various bond mutual funds which, in the aggregate, had both an original cost and fair market value of approximately $2.3 million; and (ii) equity securities which, in the aggregate, had an original cost and fair market value of approximately $7.3 million and $6.6 million, respectively.

         Debt securities within bond mutual funds as of June 30, 2000: (i) had a weighted average yield of approximately 7.2%, and a weighted average maturity of approximately 1.7 years; (ii) are primarily invested in investment grade bonds of US and foreign issuers denominated in US and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments which are intended to reduce fair market value fluctuations; (iv) are subject to interest rate risk and will fall in value if market interest rates increase; and (v) are subject to the quality of underlying securities within the mutual funds. The Company's investments in bond mutual funds entail special risks of global investing, including, but not limited to: (i) currency exchange fluctuations; (ii) foreign government regulations; and (iii) potential for political and economic instability. Fair market value of the Company's investments in bond mutual funds can be expected to be more volatile than that of a US-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain bond mutual fund investments are also subject to the effect of leverage, which in a declining market can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

         Outstanding Debt of the Company. As of June 30, 2000, the Company had outstanding debt of approximately $6.7 million, approximately $2.3 million of which bears interest at an annual fixed rate of 7.0%, and approximately $2.3 million of which bears no interest, as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.7 million outstanding as of June 30, 2000, whereby the Company is expected to repay its debt at a variable rate of interest (7.9 % as of June 30, 2000) over a forty-eight month period. Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates could, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate (9.5 % as of June 30, 2000). As of June 30, 2000, the Company had no outstanding line of credit obligations. The Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

         Equity Securities. As of June 30, 2000, the Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in the aggregate, of $7.3 million and $6.6 million, respectively. The Company's investments in equity securities primarily consisted of real estate investment trusts, equity mutual funds, and publicly traded common stock of US based companies. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

         Trading Securities. As of June 30, 2000, the Company was invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $6.8 million and $7.1 million, respectively, and primarily consisted of publicly traded common stock of US based companies and international equity mutual funds. Trading securities were held to meet short-term investment objectives. From time to time, the Company enters into hedging and derivative securities in an effort to maximize its return on investments in trading securities while managing risk. As of June 30, 2000, the Company was not invested in hedging or derivative securities.

         Risk of loss to the Company in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. Hedging and derivative securities may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, hedging securities, and derivative securities could have a material adverse effect on the Company's trading securities. Also, the price of common stock, hedging securities, and other derivative securities held by the Company as trading securities would be materially and adversely affected by poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

         Approximately 22.0% of the Company's revenues during the three months ended June 30, 2000 were derived from arrangements whereby the Company received payments from its clients in currencies other than US dollars. Terms of the Company's agreements with its clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, and this will increase the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its United Kingdom and Singapore operations.

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

PART II. OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (c)   Sales of Unregistered Securities

                  The Company did not issue or sell unregistered securities during the three months ended June 30, 2000, except as follows:

                           On April 3, 2000, the Company granted options to purchase 14,800 shares of common stock, in the aggregate, to 148 employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning April 3, 2001, expire April 3, 2010, and are exercisable at price of $74.00 per share, which was the market value of the Company's common stock on the date the options were granted.

                           On May 17, 2000, the Company granted options to purchase 12,000 shares of common stock, in the aggregate, to 32 employees pursuant to the Company's Stock Option Plan. These options vest at a rate of 20% per year beginning May 17, 2001, expire May 17, 2010, and are exercisable at a price of $65.00 per share, which was the market value of the Company's common stock on the date the options were granted.

                           On May 17, 2000, the Company granted options to purchase 6,000 shares of common stock, in the aggregate, to two non-employee directors pursuant to the Company's Director Stock Option Plan. These options immediately and fully vested May 17, 2000, expire May 17, 2010, and are exercisable at a price of $65.00 per share, which was the market value of the Company's common stock on the date the options were granted.

                  The foregoing stock option grants were made in reliance upon exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) On May 17, 2000, the Company held its 2000 annual meeting of shareholders (the "Annual Meeting").

   (b) One matter voted on at the Annual Meeting was the election of all four directors of the Company. The four nominees who were all existing directors of the Company, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election as set forth below:

                   NOMINEES             FOR ELECTION                WITHHELD
                   --------             ------------                --------
         A. Emmet Stephenson, Jr.         10,154,065  (92.36%)       840,458  (07.64%)
                                          ----------                 -------
         Michael W. Morgan                10,796,100  (98.20%)       198,423  (01.80%)
                                          ----------                 -------
         Ed Zschau                        10,796,006  (98.19%)       198,517  (01.81%)
                                          ----------                 -------
         Jack D. Rehm                     10,796,006  (98.19%)       198,517  (01.81%)
                                          ----------                 -------

   (c.1) Another matter voted upon at the Annual Meeting was a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of common stock that the Company has the authority to issue, from 18,000,000 shares to 32,000,000 shares. This proposal, which was approved, received the number and percentage of votes as set forth below:

                        VOTES
                        -----
         For          10,712,762  (97.44%)
                     -----------
         Against         278,118  (02.53%)
                     -----------
         Abstain           3,643  (00.03%)
                     -----------

   (c.2) The only other matter voted upon at the Annual Meeting was a proposal to ratify and approve the selection of Ernst & Young LLP as the Company's independent auditors for 2000. This proposal, which was approved, received the number and percentage of votes as set forth below:

                        VOTES
                        -----
         For          10,984,920  (99.91%)
                     -----------
         Against           6,290  (00.06%)
                     -----------
         Abstain           3,313  (00.03%)
                     -----------

   (d)   Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         3.4 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.

         *10.27 StarTek Pacific, Ltd. Manufacturing Agreement dated as of January 1, 1998.

         10.28 StarTek Pacific, Ltd. Supplemental Manufacturing Agreement dated as of January 1, 1998.

         27.1     Financial Data Schedule.

----------
         *Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

   (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STARTEK, INC.
                                           -------------------------------------
                                           (Registrant)


Date:     August 14, 2000                  /s/ MICHAEL W. MORGAN
          --------------------------       -------------------------------------
                                           Michael W. Morgan
                                           President and Chief Executive Officer


Date:     August 14, 2000                  /s/ DENNIS M. SWENSON
          --------------------------       -------------------------------------
                                           Dennis M. Swenson
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

         3.4 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.

         *10.27   StarTek Pacific, Ltd. Manufacturing Agreement dated as of
                  January 1, 1998.

         10.28 StarTek Pacific, Ltd. Supplemental Manufacturing Agreement dated as of January 1, 1998.

         27.1     Financial Data Schedule.

----------
         *Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.