Form 10-Q
period 2000-09-30
STARTEK INC
filed 2000-11-14
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO       .
                                                             ------    -----

Commission File Number 1-12793
                       -------

                                  STARTEK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                             84-1370538
-------------------------------------------------------------     -----------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               100 GARFIELD STREET
                             DENVER, COLORADO 80206
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


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

Common Stock, $.01 Par Value - 14,033,221 shares as of October 31, 2000.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets -
               December 31, 1999 and September 30, 2000                     3

          Condensed Consolidated Income Statements -
               Three months ended September 30, 1999 and 2000
               Nine months ended September 30, 1999 and 2000                4

          Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1999 and 2000                5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  9

Item 3.  Quantitative and Qualitative Disclosure About
                       Market Risk                                         12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                            DECEMBER 31  SEPTEMBER 30
                                                               1999         2000
                                                            -----------  ------------
                                                                         (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                             $  11,943    $  18,436
      Investments                                              23,907       37,223
      Trade accounts receivable, less allowance for
         doubtful accounts of $775 and $738, respectively      21,792       13,320
      Inventories                                               3,740        2,288
      Deferred tax assets                                       2,363        1,214
      Prepaid expenses and other assets                           448          563
                                                            ---------    ---------
Total current assets                                           64,193       73,044

Property, plant and equipment, net                             26,758       27,749
Investment in Gifts.com, Inc., at cost                          2,606        2,606
Notes receivable from Gifts.com, Inc.                           7,818        8,813
Other assets                                                       60           37
                                                            ---------    ---------
Total assets                                                $ 101,435    $ 112,249
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $  16,148    $  11,555
      Accrued liabilities                                       4,443        5,620
      Income taxes payable                                      1,384        1,300
      Current portion of capital lease obligations                 32           --
      Current portion of long-term debt                         1,428        1,683
      Other                                                       544          501
                                                            ---------    ---------
Total current liabilities                                      23,979       20,659

Capital lease obligations, less current portion                    42           --
Long-term debt, less current portion                            5,922        4,415
Deferred income taxes                                             446          472
Other                                                              --          475

Stockholders' equity:
      Common stock                                                140          140
      Additional paid-in capital                               45,681       47,095
      Cumulative translation adjustment                            25           13
      Unrealized loss on investments available for sale          (596)        (162)
      Retained earnings                                        25,796       39,142
                                                            ---------    ---------
Total stockholders' equity                                     71,046       86,228
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $ 101,435    $ 112,249
                                                            =========    =========

See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30                  SEPTEMBER 30
                                    ------------------------      -------------------------
                                       1999         2000             1999          2000
                                    ----------   -----------      -----------   -----------
Revenues                           $    52,279   $    51,510      $   138,852   $   142,767
Cost of services                        42,589        39,677          112,969       109,359
                                   -----------   -----------      -----------   -----------
Gross profit                             9,690        11,833           25,883        33,408

Selling, general and
         administrative expenses         5,576         5,284           15,207        15,325
                                   -----------   -----------      -----------   -----------
Operating profit                         4,114         6,549           10,676        18,083
Net interest income and other              752         1,316            2,022         3,134
                                   -----------   -----------      -----------   -----------
Income before income taxes               4,866         7,865           12,698        21,217
Income tax expense                       1,830         2,918            4,745         7,871
                                   -----------   -----------      -----------   -----------
Net income(A)                      $     3,036   $     4,947      $     7,953   $    13,346
                                   ===========   ===========      ===========   ===========

Weighted average shares of
common stock(B)                     13,856,554    14,031,771       13,839,226    14,011,355
Dilutive effect of stock options       334,806       260,373          172,354       312,102
                                   -----------   -----------      -----------   -----------
Common stock and common stock
equivalents(C)                      14,191,360    14,292,144       14,011,580    14,323,457
                                   ===========   ===========      ===========   ===========

Earnings per share:
    Basic(A/B)                     $      0.22   $      0.35      $      0.57   $      0.95
    Diluted(A/C)                   $      0.21   $      0.35      $      0.57   $      0.93


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                               --------------------
                                                                 1999        2000
                                                               --------     --------
OPERATING ACTIVITIES
Net income                                                     $  7,953    $ 13,346
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                               3,399       3,663
      Deferred income taxes                                        (205)        776
      Loss (gain) on sale of assets                                   3         (84)
      Changes in operating assets and liabilities:
         Purchases of trading securities, net                    (3,341)    (12,797)
         Trade accounts receivable, net                           2,241       8,352
         Inventories                                                180       1,338
         Prepaid expenses and other assets                         (163)         14
         Prepaid income taxes                                       (30)         --
         Accounts payable                                            41      (4,470)
         Income taxes payable                                    (1,944)        689
         Accrued and other liabilities                            2,793       1,640
                                                               --------    --------
Net cash provided by operating activities                        10,927      12,467

INVESTING ACTIVITIES
Purchases of investments available for sale                     (19,206)    (11,905)
Proceeds from disposition of investments available for sale      13,532      12,085
Purchases of property, plant and equipment                       (5,980)     (4,962)
Proceeds from disposition of property, plant and equipment            2         284
Notes receivable from Gifts.com, Inc.                                --        (995)
                                                               --------    --------
Net cash used in investing activities                           (11,652)     (5,493)

FINANCING ACTIVITIES
Stock options exercised                                           2,607         704
Principal payments on borrowings, net                              (664)     (1,252)
Principal payments on capital lease obligations                     (13)        (74)
                                                               --------    --------
Net cash provided by (used in) financing activities               1,930        (622)
Effect of exchange rate changes on cash                             (53)        141
                                                               --------    --------
Net increase in cash and cash equivalents                         1,152       6,493
Cash and cash equivalents at beginning of period                 19,593      11,943
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 20,745    $ 18,436
                                                               ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                         $    214    $    255
Income taxes paid                                              $  5,808    $  6,291
Change in unrealized loss on investments available for sale,
       net of tax                                              $     60    $    434


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and nine months ended September 30, 2000 are not necessarily indicative of operating results that may be expected during the year or three months ending December 31, 2000.

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

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, as modified ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 is effective for the Company on October 1, 2000. Management believes the Company's adoption of SAB 101 will not have a material adverse effect on the Company's revenue recognition policies nor on the Company's consolidated financial statements.

2.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded as either assets or liabilities measured at fair value. SFAS No. 133 requires changes in a derivative's fair value to be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess effectiveness of transactions receiving hedge accounting treatment. SFAS No. 133 is effective for the Company on January 1, 2001. Management has not yet quantified impacts of adopting SFAS No. 133 on the Company's consolidated financial statements and has not determined timing or method of adoption of SFAS No. 133.

3.   EARNINGS PER SHARE

     Basic earnings per share is computed based on weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method.

4.   COMPREHENSIVE INCOME

     Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $2,815 and $5,128 for the three months ended September 30, 1999 and 2000, respectively. Comprehensive income was $7,955 and $13,768 for the nine months ended September 30, 1999 and 2000, respectively.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

5.   INVESTMENTS

     As of December 31, 1999, investments available for sale consisted of:

                                                GROSS     GROSS     ESTIMATED
                                             UNREALIZED UNREALIZED    FAIR
                                      COST      GAINS     LOSSES      VALUE
                                     ------- ---------- ----------  ---------
Corporate bonds                      $14,472   $   141   $  (577)   $14,036
Foreign government bonds               3,418       155        --      3,573
Bond mutual funds                      1,992        --      (142)     1,850
Equity securities                      3,835       184      (717)     3,302
                                     -------   -------   -------    -------
Total                                $23,717   $   480   $(1,436)   $22,761
                                     =======   =======   =======    =======

     As of September 30, 2000, investments available for sale consisted of:

                                                GROSS     GROSS     ESTIMATED
                                             UNREALIZED UNREALIZED    FAIR
                                      COST      GAINS     LOSSES      VALUE
                                     ------- ---------- ----------  ---------
Corporate bonds                      $11,546   $   245   $  (182)   $11,609
Foreign government bonds               1,438       129        --      1,567
Bond mutual funds                      1,935        43       (50)     1,928
Equity securities                      8,620       965    (1,408)     8,177
                                     -------   -------   -------    -------
Total                                $23,539   $ 1,382   $(1,640)   $23,281
                                     =======   =======   =======    =======

     As of September 30, 2000, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

                                                   ESTIMATED
                                            COST   FAIR VALUE
                                           ------- ----------
Corporate bonds and foreign government bonds
       maturing within:
       One year                            $ 8,453   $ 8,676
       Two to five years                     3,093     2,933
       Due after five years                  1,438     1,567
                                           -------   -------
                                            12,984    13,176

Bond mutual funds                            1,935     1,928
Equity securities                            8,620     8,177
                                           -------   -------
Total                                      $23,539   $23,281
                                           =======   =======

     Bond mutual funds were primarily invested in investment grade bonds of US and foreign issuers denominated in US and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

     As of December 31, 1999, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $1,429 and $1,146, respectively. As of September 30, 2000, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $14,132 and $13,942, respectively. Trading securities consisted primarily of US and international mutual funds ($8,083 fair market value), and investments in limited partnerships ($6,039 fair market value). Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of September 30, 2000, the Company had sold call options for a total of 53,000 shares of US equity securities which, in the aggregate, had a basis and market value of $112 and $127, respectively, and sold put options for a total of 25,000 shares of US equity securities which, in the aggregate, had a basis and market value of $51 and $53, respectively. The foregoing call and put options were reported net as components of trading securities and expire between October 2000 and April 2001.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

5.   INVESTMENTS (CONTINUED)

     Risk of loss to the Company in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. The foregoing call and put options may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options could have a material adverse effect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

6.   INVENTORIES

     The Company purchases components of its clients' products as an integral part of its process management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. The Company generally has the right to be reimbursed from its clients for unused inventories. Client-owned inventories are not valued in the Company's balance sheet. Inventories consisted of:

                                         DECEMBER 31      SEPTEMBER 30
                                            1999             2000
                                         -----------      ------------
Purchased components and
   fabricated assemblies                   $1,986            $1,799
Finished goods                              1,754               489
                                           ------            ------
                                           $3,740            $2,288
                                           ======            ======

7.   GIFTS.COM, INC.

     Through its wholly-owned subsidiary Domain.com, Inc., the Company has a 19.9% investment in and notes receivable from Gifts.com, Inc. of $11.4 million in the aggregate. The Company's investment in Gifts.com, Inc. is carried at cost.

     During the three months ended September 30, 2000, the Company recognized $139 of revenues related to services performed for Gifts.com, Inc. and $180 of interest income. During the nine months ended September 30, 2000, the Company recognized $1,014 of revenues related to services performed for Gifts.com, Inc. and $511 of interest income. As of September 30, 2000, accounts receivable of $68 plus regular quarterly interest of $180 were due from Gifts.com, Inc., all of which was current.

     Management believes the Company's investment in and notes receivable from Gifts.com, Inc. are recoverable and no impairment loss provision is necessary. Gifts.com, Inc. is currently experiencing operating losses and negative cash flows. The Company could lose its entire investment in and notes receivable from Gifts.com, Inc.

8.   PRINCIPAL CLIENTS

     One client accounted for 80.3% of the Company's revenues during the three months ended September 30, 1999. Two clients accounted for 73.2%, and 15.4% of revenues during the three months ended September 30, 2000. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of September 30, 2000.

9.   COMMITMENTS

     In September 2000, the Company, through its wholly-owned subsidiary Startek USA, Inc., entered into a lease agreement for additional space in Grand Junction, Colorado. The term of the lease agreement commenced on October 1, 2000 and continues for a minimum of eight years. The lease provides for annual lease payments of $191 during the first four years of the lease, and annual lease payments of $218 during the last four years of the lease. The lease also provides for the Company to pay its pro rata share of common area maintenance charges and other expenses in addition to the foregoing annual lease payments.

     In October 2000, the Company committed to spend $2,400 for construction related to its Enid, Oklahoma facility.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's investment in and note receivable from Gifts.com, Inc., risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

                               THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                      1999        2000                   1999        2000
                                     ------      ------                 ------      ------
Revenues                              100.0%      100.0%                100.0%      100.0%
Cost of services                       81.5        77.0                  81.4        76.6
                                      -----       -----                 -----       -----
Gross profit                           18.5        23.0                  18.6        23.4
Selling, general and
administrative expenses                10.7        10.3                  10.9        10.7
                                      -----       -----                 -----       -----
Operating profit                        7.8        12.7                   7.7        12.7
Net interest income and other           1.5         2.6                   1.5         2.2
                                      -----       -----                 -----       -----
Income before income taxes              9.3        15.3                   9.2        14.9
Income tax expense                      3.5         5.7                   3.4         5.5
                                      -----       -----                 -----       -----
Net income                              5.8%        9.6%                  5.8%        9.4%
                                      =====       =====                 =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Revenues decreased $0.8 million, or 1.47%, from $52.3 million to $51.5 million during the three months ended September 30, 1999 and 2000, respectively. This decrease was largely due to reduced revenue from the Company's largest client and culling of less profitable business, partially offset by increased services provided to certain other clients.

     Cost of Services. Cost of services decreased $2.9 million, or 6.8%, from $42.6 million to $39.7 million during the three months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, cost of services was 81.5% and 77.0% during the three months ended September 30, 1999 and 2000, respectively. This percentage decreased primarily due to an improving mix of business, cost controls, and culling of less profitable business.

         Gross Profit. Due to the foregoing factors, gross profit increased $2.1 million, or 22.1%, from $9.7 million to $11.8 million during the three months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, gross profit was 18.5% and 23.0% during the three months ended September 30, 1999 and 2000, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, or 5.2%, from $5.6 million to $5.3 million during the three months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, selling, general and administrative expenses were 10.7% and 10.3% during the three months ended September 30, 1999 and 2000, respectively.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $4.1 million to $6.5 million during the three months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, operating profit was 7.8% and 12.7% during the three months ended September 30, 1999 and 2000, respectively.

     Net Interest Income and Other. Net interest income and other was approximately $0.8 million and $1.3 million during the three months ended September 30, 1999 and 2000, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $3.0 million, or 61.6%, from $4.9 million to $7.9 million during the three months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, income before income taxes increased from 9.3% to 15.3% during the three months ended September 30, 1999 and 2000, respectively.

     Income Tax Expense. Income tax expense during the three months ended September 30, 1999 and 2000 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.6% and 37.1%, respectively.

     Net Income. Based on the factors discussed above, net income increased $1.9 million, or 62.9%, from $3.0 million to $4.9 million during the three months ended September 30, 1999 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Revenues increased $3.9 million, or 2.8%, from $138.9 million to $142.8 million during the nine months ended September 30, 1999 and 2000, respectively. This increase was primarily from increased services to existing and new clients, partially offset by reduced revenue from the Company's largest client and culling of less profitable business.

     Cost of Services. Cost of services decreased $3.6 million, or 3.2%, from $113.0 million to $109.4 million during the nine months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, cost of services was 81.4% and 76.6% during the nine months ended September 30, 1999 and 2000, respectively. This percentage decreased primarily due to an improving mix of business, cost controls, and culling of less profitable business.

     Gross Profit. Due to the foregoing factors, gross profit increased $7.5 million, or 29.1%, from $25.9 million to $33.4 million during the nine months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, gross profit was 18.6% and 23.4% during the nine months ended September 30, 1999 and 2000, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million, or 0.8%, from $15.2 million to $15.3 million during the nine months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, selling, general and administrative expenses decreased from 10.9% to 10.7% during the nine months ended September 30, 1999 and 2000, respectively.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $10.7 million to $18.1 million during the nine months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, operating profit was 7.7% and 12.7% during the nine months ended September 30, 1999 and 2000, respectively.

     Net Interest Income and Other. Net interest income and other was $2.0 million and $3.1 million during the nine months ended September 30, 1999 and 2000, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $8.5 million, or 67.1%, from $12.7 million to $21.2 million during the nine months ended September 30, 1999 and 2000, respectively. As a percentage of revenues, income before income taxes increased from 9.2% to 14.9% during the nine months ended September 30, 1999 and 2000, respectively.

     Income Tax Expense. Income tax expense during the nine months ended September 30, 1999 and 2000 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.4% and 37.1%, respectively.

     Net Income. Based on the factors discussed above, net income increased $5.3 million, or 67.8%, from $8.0 million to $13.3 million during the nine months ended September 30, 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1997, the Company completed an initial public offering of its common stock, which yielded net proceeds to the Company of $41.0 million. The Company applied such proceeds to repay substantially all of its then outstanding debt and for working capital and other general corporate purposes, including capital expenditures to expand operating capacity. Since fully applying net proceeds received from its June 1997 initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations and, to a lesser degree, through various forms of debt and leasing arrangements.

     The Company maintains a $5.0 million line of credit with Wells Fargo Bank West, N.A. (the "Bank") maturing on April 30, 2001. Borrowings under the line of credit bear interest at the Bank's prime rate (9.5% as of September 30, 2000). Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of September 30, 2000 and the date of this Form 10-Q, the Company was in compliance with these financial covenants and no amount was outstanding under the line of credit. Collateral for the line of credit is trade accounts receivable of certain of the Company's wholly-owned subsidiaries.

     On August 2, 2000, as part of the plan for fiscal 2001 for Gifts.com, Inc., the Company, through its wholly-owned subsidiary Domain.com, Inc., agreed to advance an additional $1.0 million loan to Gifts.com, Inc. under the same terms and conditions as those set forth in the $7.8 million loan agreement effective November 1, 1999.

     As of September 30, 2000, the Company had cash, cash equivalents, and investment balances of $55.7 million, working capital of $52.4 million, and stockholders' equity of $86.2 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

     Net cash provided by operating activities was $10.9 million and $12.5 million during the nine months ended September 30, 1999 and 2000, respectively. This increase was primarily a result of increases in net income and changes in operating assets and liabilities, partially offset by an increase in net purchases of trading securities.

     Net cash used in investing activities was $11.7 million and $5.5 million during the nine months ended September 30, 1999 and 2000, respectively. This decrease was primarily due to a decrease in net purchases of investments available for sale together with a decrease in purchases of property, plant, and equipment, partially offset by an increase in notes receivable from Gifts.com, Inc.

     Net cash provided by financing activities was $1.9 million and net cash used in financing activities was $0.6 million during the nine months ended September 30, 1999 and 2000, respectively. Financing activities, during both periods, consisted of principal payments on borrowings and capital lease obligations, offset by proceeds from exercises of employee stock options.

     In September 2000, the Company, through its wholly-owned subsidiary Startek USA, Inc., entered into a lease agreement for additional space in Grand Junction, Colorado. The term of the lease agreement commenced on October 1, 2000 and continues for a minimum of eight years. The lease provides for annual lease payments of $0.2 million, and for the Company to pay its pro rata share of common area maintenance charges and other expenses in addition to the foregoing annual lease payments.

     In October 2000, the Company committed to spend $2.4 million for construction related to its Enid, Oklahoma facility.

     The effect of currency exchange rate changes on translation of the Company's United Kingdom and Singapore operations was not substantial during the nine months ended September 30, 2000. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

     Microsoft Corporation ("Microsoft") accounted for 80.3% and 73.2% of the Company's revenues during the three months ended September 30, 1999 and 2000, respectively. AT&T Corporation accounted for less than 10.0% and 15.4% of the Company's revenues during the three months ended September 30, 1999 and 2000, respectively. Loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), would be able to timely replace such clients with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's business is highly seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results during the three and nine months ended September 30, 2000 are not necessarily indicative of revenues or operating results that may be expected during the year or three months ending December 31, 2000. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

RECOVERABILITY OF THE COMPANY'S INVESTMENT IN AND NOTES RECEIVABLE FROM
     GIFTS.COM, INC. (FORMERLY NAMED GOOD CATALOG COMPANY)

     Through its wholly-owned subsidiary Domain.com, Inc., the Company has a 19.9% investment in and notes receivable from Gifts.com, Inc. of $11.4 million in the aggregate. The Company's investment is carried at cost. Management believes the Company's investment in and notes receivable from Gifts.com, Inc. are recoverable and no impairment loss provision is necessary. Gifts.com, Inc. is currently experiencing operating losses and negative cash flows. The Company could lose its entire investment in and notes receivable from Gifts.com, Inc.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of September 30, 2000. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 1999, provides for investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 1999.

Interest Rate Sensitivity and Other General Market Risks

     Cash and Cash Equivalents. The Company had $18.4 million in cash and cash equivalents, which consisted of: (i) $18.0 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 6.4%; and (ii) $0.4 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. The Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $23.5 million and $23.3 million, respectively. Investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in US dollars, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if interest and/or inflation rates or market expectations thereon increase.

     Fair market value of and estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

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

         The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

                          WEIGHTED                               EXPECTED MATURITY DATE
                          AVERAGE                                        -COST-
                       INTEREST RATES                            (DOLLARS IN THOUSANDS)
                       --------------   --------------------------------------------------------------------------
                                        1 year    2 years  3 years 4 years  5 years Thereafter   Total  FAIR VALUE
                                        ------    -------  ------- -------  ------- ----------   -----  ----------
Corporate bonds              8.1%       $ 8,453             $ --             $ --               $ 8,453   $ 8,676
Foreign government bonds     8.7%                 $ 2,082                                         2,082     2,010
Corporate bonds              5.7%                                  $ 1,011                        1,011       923
Foreign government bonds     9.3%                                                     $ 1,438     1,438     1,567
                                        -------   -------   ----   -------   ----     -------   -------   -------
Total                                   $ 8,453   $ 2,082   $ --   $ 1,011   $ --     $ 1,438   $12,984   $13,176
                                        =======   =======   ====   =======   ====     =======   =======   =======

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

         As part of its investments available for sale portfolio, the Company was invested in: (i) various bond mutual funds which, in the aggregate, had both an original cost and fair market value of $1.9 million; and (ii) equity securities which, in the aggregate, had an original cost and fair market value of $8.6 million and $8.2 million, respectively.

         Debt securities within bond mutual funds: (i) had a weighted average yield of 9.5%, and a weighted average maturity of 9.3 years; (ii) are primarily invested in investment grade bonds of US and foreign issuers denominated in US and foreign currencies, and interests in floating or variable rate senior collateralized loans to corporations, partnerships, and other entities in a variety of industries and geographic regions; (iii) include certain foreign currency risk hedging instruments intended to reduce fair market value fluctuations; (iv) are subject to interest and inflation rate risk and will fall in value if market rates or market expectations thereon, increase; and (v) are subject to the quality of underlying securities within the mutual funds. The Company's investments in bond mutual funds entail special risks of global investing, including, but not limited to: (i) currency exchange fluctuations;
(ii) foreign government regulations; and (iii) potential for political and economic instability. Fair market value of the Company's investments in bond mutual funds can be expected to be more volatile than that of a US-only fund. These risks are intensified for certain investments in debt of foreign governments (included in bond mutual funds) which are located in countries generally considered to be emerging markets. Additionally, certain bond mutual fund investments are also subject to the effect of leverage, which in a declining market can be expected to result in a greater decrease in fair market value than if such investments were not leveraged.

     Outstanding Debt of the Company. The Company had outstanding debt of $6.1 million, $2.1 million of which bears interest at an annual fixed rate of 7.0%, and $2.1 million of which bears no interest as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.6 million outstanding, whereby the Company is expected to repay its debt at a variable rate of interest (7.9 %) over a forty-eight month period. Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate (9.5%). The Company had no outstanding line of credit obligations. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

     Equity Securities. The Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in the aggregate, of $8.6 million and $8.2 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

     Trading Securities. The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $14.1 million and $13.9 million, respectively. Trading securities consisted primarily of US and international mutual funds ($8.1 million fair market value), and investments in limited partnerships ($6.0 million fair market value). Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of September 30, 2000, the Company had sold call options for a total of 53,000 shares of US equity securities which, in the aggregate, had a basis and market value of $0.1 million, and sold put options for a total of 25,000 shares of US equity securities which, in the aggregate, had a basis and market value of $0.1 million. The foregoing call and put options were reported net as components of trading securities and expire between October 2000 and April 2001.

     Risk of loss to the Company in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. The foregoing call and put options, may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse effect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

     24.8% of the Company's revenues during the three months ended September 30, 2000 were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its United Kingdom and Singapore operations.

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

PART II.  OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c)  Sales of Unregistered Securities

               The Company did not issue or sell unregistered securities during the three months ended September 30, 2000 except as follows:

                   On July 3, 2000, the Company granted options to purchase 20,900 shares of common stock, in the aggregate, to 209 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning July 3, 2001, expire July 3, 2010, and are exercisable at price of $50.50 per share, which was the market value of the Company's common stock on the date the options were granted.

                   On September 27, 2000, the Company granted options to purchase 13,500 shares of common stock, in the aggregate, to 12 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning September 27, 2001, expire September 27, 2010, and are exercisable at a price of $30.94 per share, which was the market value of the Company's common stock on the date the options were granted.

               The foregoing stock option grants were made in reliance upon exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1    Financial Data Schedule.

          (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STARTEK, INC.
                                 ----------------------------------------------
                                 (Registrant)


Date:     November 14, 2000      /s/ MICHAEL W. MORGAN
          --------------------   ----------------------------------------------
                                 Michael W. Morgan
                                 President and Chief Executive Officer


Date:     November 14, 2000      /s/ DENNIS M. SWENSON
          --------------------   ----------------------------------------------
                                 Dennis M. Swenson
                                 Executive Vice President and Chief Financial
                                 Officer
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1          Financial Data Schedule