Form 10-K405
period 2000-12-31
STARTEK INC
filed 2001-03-29
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

                         Commission File Number 1-12793

                                  STARTEK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     84-1370538
---------------------------------------     ------------------------------------
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

      100 GARFIELD STREET
        DENVER, COLORADO                                    80206
---------------------------------------     ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                    (ZIP CODE)


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

                                      NONE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 28, 2001, 14,034,221 shares of common stock were outstanding and held by approximately 3,791 holders. The aggregate market value of common stock held by non-affiliates of the registrant on such date was approximately $72.5 million, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement to be delivered in connection with its 2001 annual meeting of stockholders. With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     All statements contained in this Form 10-K which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's investment in and notes receivable from Gifts.com, Inc., risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" appearing elsewhere in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     StarTek, Inc. (the "Company" or "StarTek") has an established position as a global provider of process management services and owns and operates branded vertical market Internet web sites. The Company's process management service platforms include a comprehensive offering of supply chain management services, high-end inbound technical support, provisioning management for complex telecommunications systems, and E-commerce support and fulfillment. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to the growing needs of its clients and to capitalize on market opportunities, both domestically and internationally. StarTek has a strategic partnership philosophy through which it assesses each of its client's needs, and together with its clients develops and implements customized outsourcing solutions. Management believes StarTek's entrepreneurial culture, long-term relationships with clients and suppliers, efficient operations, dedication to quality, and use of advanced technology and management techniques provide StarTek a competitive advantage in attracting clients to outsource non-core operations. StarTek's largest client, based on 2000 revenues, has utilized StarTek's outsourced services since 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a further discussion of the Company's "Reliance on Principal Client Relationship" and "Risks Associated with the Company's Contracts".

     StarTek's existing clients are primarily in computer software, Internet, E-commerce, computer hardware, technology, and telecommunications industries which are characterized by rapid growth, complex and evolving product offerings, and large customer bases, which require frequent, often sophisticated customer interaction. Currently, the Company is also targeting financial services and health care companies. Management believes there are substantial opportunities to cross-sell StarTek's wide spectrum of outsourced process management services to its existing and future client base. The Company intends to capitalize on the increasing trend toward outsourcing by focusing on potential clients in additional industries which could benefit from the Company's expertise in developing and delivering integrated, cost-effective, outsourced services.

     StarTek currently has five operating facilities in Colorado, and one facility each in Wyoming, Tennessee, Texas, and Oklahoma. The Company's Europe operations are performed from its facility in Hartlepool, England. The Company's Asia operations are managed by employees co-located with a subcontractor in Singapore.

     StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com. In September 1999, StarTek and The Reader's Digest Association, Inc. entered into certain arrangements whereby StarTek obtained a 19.9% ownership interest in Gifts.com, Inc. Gifts.com, Inc. provides two Internet web sites that sell gifts on-line and operates a gifts catalog business.

     The Company's business was founded in 1987 and, through its wholly-owned subsidiaries, has provided outsourced process management services since inception. On December 30, 1996, StarTek, Inc. was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are wholly-owned subsidiaries of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries. StarTek's principal executive offices are located at 100 Garfield Street, Denver, Colorado 80206 and its telephone number is (303) 361-6000. StarTek's home page on the Internet is located at www.startek.com.

PROCESS MANAGEMENT SERVICE PLATFORMS

     The Company offers a wide spectrum of process management service platforms designed to provide cost-effective and efficient management services for non-core operations of its clients. The Company works closely with its clients to develop, refine, and implement efficient and productive integrated outsourced solutions that link StarTek with its clients and their customers. The processes that create such solutions generally include development of product manufacturing specifications, packaging, and distribution requirements, as well as product-related software programs for telephone, facsimile, E-mail, and Internet interactions involving product order processing, fulfillment, and technical support. Substantially all of the Company's process-related teleservices activities are inbound telephone calls rather than outbound calls. Process management service platforms StarTek provides include, but are not limited to:

     Supply Chain Management. StarTek personnel are responsible for maintaining and managing multiple supplier relationships. When the Company is selected by a client to provide product assembly and packaging services, the Company qualifies, selects, certifies, and manages sourcing and manufacturing of various products and related components. Such products and related components are then assembled and packaged at certain of the Company's facilities. The Company monitors supplier quality by visiting manufacturing facilities, and utilizes just-in-time production to minimize inventory in the Company's warehouses. Management believes the Company's strong, long-term relationships with multiple suppliers allow StarTek to be flexible and responsive to its clients, while minimizing cost and dependency on any single supplier.

     The Company assembles and packages products in the United States, United Kingdom, and Singapore. The Company's assembly lines have been designed with significant flexibility, enabling the Company to assemble and package various types of products and rapidly change the type of product produced.

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

      High-End Technical Support Teleservices. StarTek service representatives provide high-end technical support services by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer's purchase of a product or service, or by a customer's need for ongoing technical assistance. Customers of StarTek's clients dial a technical support number listed in their product or service manuals and, based on touch-tone responses, are automatically connected to an appropriate StarTek service representative specially trained in the use of computerized knowledge databases for the applicable product. Each StarTek service representative acts as a transparent extension of the client when resolving complaints, diagnosing and resolving product or service problems, or answering technical questions.

     Provisioning Management. StarTek personnel are responsible for managing installation and providing on-going support services for large-scale telecommunications networks for client customers. Service representatives manage relationships between the StarTek client and its customers on a transparent basis. StarTek's installation management and on-going network support services, on an outsourced basis, enable a client to provide telecommunications services to their customers more efficiently and cost effectively.

     E-commerce Support and Product Order Fulfillment. StarTek develops, operates, and maintains Internet web sites and the Company's personnel process, pack, and ship product orders received by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week. The Company provides same-day shipping of customer orders if the product is available.

INTERNATIONAL OPERATIONS

     StarTek provides process management services on an international basis from the United Kingdom and Singapore. The Company's facility in the United Kingdom provides most of the Company's process management service platforms for clients throughout Europe, including supply chain management and inbound technical support services in several languages. The Company currently provides supply chain management through a subcontract relationship with a company in Singapore. The subcontract relationship generally operates on a purchase order basis. International operations, in the aggregate, generated 23.8% of the Company's revenues during 2000. See Note 15 to the consolidated financial statements set forth herein for a further description of revenues, operating profit, and identifiable assets classified by the major geographic areas in which the Company operates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks Associated with International Operations and Expansion".

DOMAIN.COM OPERATIONS

     StarTek, through its wholly-owned subsidiary Domain.com, Inc., owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com. In September 1999, StarTek, through its wholly-owned subsidiary Domain.com, Inc., and The Reader's Digest Association, Inc. entered into certain arrangements whereby StarTek obtained a 19.9% ownership interest in Gifts.com, Inc. Gifts.com, Inc. provides two Internet web sites that sell gifts on-line and operates a gift catalog business.

BUSINESS STRATEGY

     StarTek's strategic objectives are to increase revenues and earnings by maintaining and enhancing its established position as a global provider of process management services; and to enhance shareholder value, revenues, and earnings by developing revenue streams from, or ownership interests in Internet web site businesses arising from a portfolio of Internet domain names. To reach these objectives, the Company intends to:

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

     Maintain Low-Cost Position through the StarTek Process Management System. StarTek strives to establish a competitive advantage by frequently redefining its operational processes to reduce cost and improve quality. The Company believes its continuous improvement philosophy and modern process management techniques result in reduced waste and increased efficiency by: (i) controlling overproduction; (ii) minimizing waiting time due to inefficient work sequences;
(iii) reducing nonessential handling of materials; (iv) eliminating nonessential movement and processing; (v) implementing fail-safe processes; (vi) improving inventory management; and (vii) preventing defects.

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

     Develop Internet Web Site Portfolio. Management believes the Company can continue to develop revenue and profit streams from certain of its Internet sites, or establish ownership interests in Internet web site businesses arising from a portfolio of Internet domain names. Management believes shareholder value can be enhanced in a variety of ways which include, among others, joint ventures with third parties to develop web site businesses based upon its Internet domain names. These opportunities are being pursued at this time.

CLIENTS

     StarTek provided process management services to 37 clients in 2000. StarTek's current client base consists of companies engaged primarily in computer software, Internet, E-commerce, computer hardware, technology, consumer products, and telecommunications industries. Currently, the Company is also targeting financial services and health care companies. Microsoft Corporation and AT&T Corporation accounted for 70.3% and 14.5%, respectively, of the Company's revenues in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a further discussion of the Company's "Reliance on Principal Client Relationship" and "Risks Associated with the Company's Contracts".

SALES AND MARKETING

     The Company's marketing objective is to develop long-term relationships with existing and potential clients to become the preferred worldwide provider of process management services. StarTek invests substantial resources to create a strategic partnership with its clients to understand their existing operations, customer service processes, culture, decision parameters, and goals. A StarTek team assesses a client's outsourcing service needs, and together with the client, develops and implements customized solutions. Management believes, as a result of StarTek's strategic relationship with its clients and comprehensive understanding of their businesses, the Company can identify new revenue generating opportunities, customer interaction possibilities, and product service improvements not adequately addressed by the client. The Company's sales strategy emphasizes multiple contacts with a client to strengthen its relationship and facilitate cross-selling of services.

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

     Management believes an essential element to revenue growth is the ability to flexibly, effectively, and efficiently expand service capacity to meet client needs as its clients grow or outsource more of their non-core operations to the Company. Additionally, to attract new clients to StarTek's services, the Company maintains resources to develop a strategy to meet new clients' outsourcing goals promptly, as well as the ability to implement operations for such clients quickly and accurately.

TECHNOLOGY

     StarTek employs technology and proprietary software that incorporates digital switching, relational knowledge database management systems, call tracking systems, workforce management systems, object-oriented software modules, and computer telephony integration. The Company's digital switching technology is designed to enable calls to be routed to the next available teleservice representative with the appropriate product knowledge, skill, and language abilities. Call tracking and workforce management systems generate and track call volumes by client, enabling the Company to schedule personnel efficiently, anticipate fluctuations in call volume, and provide clients with detailed information concerning the status and results of the Company's services on a daily basis. Management believes StarTek's proprietary technology platform provides the Company with a competitive advantage in maintaining existing clients and attracting new clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Risks Associated with Rapidly Changing Technology".

EMPLOYEES AND TRAINING

     StarTek's success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly and temporary employees during peak periods is critical to the Company's ability to provide high quality outsourced services. To maintain good employee relations and to minimize turnover, the Company offers competitive pay, a competitive range of employee benefits, and provides employees with clear, visible career paths. To meet its service objectives, the Company also utilizes temporary employees. As of December 31, 2000, the Company had approximately 2,574 full-time equivalent employees. The number of temporary employees varies substantially due to the seasonal nature of StarTek's clients' businesses. Management believes demographics surrounding StarTek's facilities, and the Company's reputation, stability, and compensation plans should allow the Company to continue to attract and retain qualified employees. However, the Company is adversely affected in some locations where unemployment levels are currently at low levels compared to historic norms, resulting in a shortage of available qualified employees. If low unemployment levels continue to persist in these areas, the Company's ability to attract qualified employees will continue to be adversely affected. Management believes StarTek's current operations at twelve locations in nine separate cities helps reduce this exposure. The Company considers its employee relations to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of factors relating to the Company's "Dependence on Labor Force" and "Dependence on Key Personnel".

     In keeping with StarTek's continuous improvement philosophy, the Company is committed to training all of its employees. StarTek provides formal training for senior management, supervisors, process managers, quality coordinators, and service representatives. StarTek also maintains an employee quality program to back up every employee, including specialized quality coordinators who teach problem solving, assist with service calls, and offer immediate performance feedback. On a more informal basis, the Company provides on-the-job process training and tutoring for all product assembly and packaging personnel. Employee teams gather daily to receive information about products to be produced and techniques to be utilized, and have an opportunity to ask questions and receive one-on-one training as necessary.

     The Company's in-house training programs for technical support and telecommunications process management employees involve an in-depth, structured learning environment that builds technical competence and teaches critical software skills necessary to provide effective services to its clients. Each client service representative is designated and trained to support a particular product or group of products for a particular client. These client service representatives receive training in product knowledge, call listening, and computer skills prior to answering any customer calls independently. Training time depends on the complexity of the product for which such representative will provide services. Further, the Company uses live and taped call reviews along with customer feedback surveys to continuously monitor and enhance its service quality.

INDUSTRY AND COMPETITION

     Management believes businesses throughout the world are increasingly focusing on their core competencies, and are increasingly engaging outsourced service companies to perform specialized, non-core functions and services. Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage capacity, and improve customer and technical information gathering and utilization. To realize these advantages, companies are outsourcing the process of planning, implementing, and controlling the efficient flow of goods, services, teleservices, and related information from point of origin to point of consumption. Additionally, rapid technological changes and rising customer expectations for high-quality goods and services make it increasingly difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to support a product's life-cycle on a cost-effective basis. Management believes companies that focus on providing these services as their core business, including StarTek, are expected to continue to benefit from these outsourcing trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of the Company's "Highly Competitive Market".

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

ITEM 2.  PROPERTIES

FACILITIES

     Currently, StarTek owns or operates the following facilities, containing in aggregate, approximately 969,874 square feet:


                              YEAR OPENED OR
PROPERTIES                       ACQUIRED         SQUARE FEET     LEASED, COMPANY OWNED, OR OTHERWISE
----------                    --------------      -----------     -----------------------------------
U.S. Facilities

Greeley, Colorado                  1987               100,000     Company Owned
Denver, Colorado                   1995               138,000     Company Owned
Greeley, Colorado                  1998                35,000     Company Owned
Laramie, Wyoming                   1998                22,000     Company Owned
Clarksville, Tennessee             1998               305,000     Company Owned (a)
Grand Junction, Colorado           1999                46,350     Leased
Greeley, Colorado                  1999                88,000     Company Owned
Big Spring, Texas                  1999                30,000     Leased
Enid, Oklahoma                     2000                47,524     Company Owned
Grand Junction, Colorado           2000                54,500     Leased
Denver, Colorado                   2000                 5,500     Leased

International Facilities

Hartlepool, England                1993                73,000     Leased
Singapore                          1995                25,000     Subcontractor Relationship

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

--------
(a) See Note 9 to the consolidated financial statements set forth herein for a description of the Tennessee financing arrangement.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE OF COMMON STOCK

     StarTek's common stock has traded under the symbol "SRT" on the New York Stock Exchange since June 19, 1997, the effective date of the Company's initial public offering. StarTek's common stock also trades on the Pacific Exchange, Chicago Stock Exchange, Boston Stock Exchange, Philadelphia Stock Exchange, and Berlin Stock Exchange. High and low sale prices of StarTek's common stock for 1999 and 2000 were:

                                1999                   2000
                        ------------------      -----------------
                        HIGH       LOW          HIGH      LOW
                        ------     -------      ------    -------
First Quarter           14         10 3/8       76        28 5/8
Second Quarter          24 3/4      9 15/16     79 1/4    44 3/16
Third Quarter           55         21 13/16     52 3/4    28 7/8
Fourth Quarter          69         21 3/8       31 1/2    11 3/4


     The closing sale price for StarTek's common stock on February 28, 2001 was $15.55. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" set forth herein for a discussion of "Volatility of Stock Price".

HOLDERS OF COMMON STOCK

     As of February 28, 2001, there were approximately 3,791 stockholders of record and 14,034,221 shares of common stock outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Factors That May Affect Future Results" set forth herein for a discussion of "Control by Principal Stockholders".

DIVIDEND POLICY

     StarTek currently intends to retain all earnings to finance continued growth of its business and does not expect to pay any dividends in the foreseeable future. The payment of any dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, general financial condition of the Company, and general business conditions. Under its $5 million line of credit, the Company may not pay dividends in an amount which would cause a failure to meet its financial covenants. See Note 7 to the consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Liquidity and Capital Resources" set forth herein for a description of these financial covenants.

SALES OF UNREGISTERED SECURITIES

     The Company did not issue or sell any unregistered securities during the three months ended December 31, 2000, except for the following stock options, all of which were granted at exercise prices equal to the closing market price of the Company's common stock on the date the options were granted:

      On October 2, 2000, the Company granted options to purchase 22,800 shares of common stock, in the aggregate, to 228 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning October 2, 2001, expire October 2, 2010, and are exercisable at a price of $30.56 per share.

      On November 29, 2000, the Company granted options to purchase 57,500 shares of common stock, in the aggregate, to 17 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning November 29, 2001, expire November 29, 2010, and are exercisable at a price of $17.67 per share.

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

                                                               YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------------------------
                                           1996             1997            1998          1999          2000
                                        ------------    ------------   ------------   ------------   ------------
                                                    (dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues                                $     71,584    $     89,150   $    140,984   $    205,227   $    200,750
Cost of services                              57,238          71,986        115,079        166,880        153,629
                                        ------------    ------------   ------------   ------------   ------------
Gross profit                                  14,346          17,164         25,905         38,347         47,121
Selling, general and administrative
     expenses                                  7,764           8,703         14,714         20,338         20,950
Management fee expense                         6,172           3,126             --             --             --
                                        ------------    ------------   ------------   ------------   ------------
Operating profit                                 410           5,335         11,191         18,009         26,171
Net interest income (expense) and
     other                                      (372)            933          2,254          2,814          4,655
                                        ------------    ------------   ------------   ------------   ------------
Income before income taxes                        38           6,268         13,445         20,823         30,826
Income tax expense                               112           2,110          4,901          7,800         11,406
                                        ------------    ------------   ------------   ------------   ------------
Net income (loss)                       $        (74)   $      4,158   $      8,544   $     13,023   $     19,420
                                        ============    ============   ============   ============   ============
Earnings per share:
     Basic                                                             $       0.62   $       0.94   $       1.39
     Diluted                                                           $       0.62   $       0.92   $       1.36

Weighted average shares outstanding:

     Basic                                                               13,828,571     13,874,556     14,016,851
     Diluted                                                             13,828,571     14,139,149     14,279,409

SELECTED OPERATING DATA:

Capital expenditures, net of proceeds   $      1,333    $      3,191   $     13,927   $     12,591   $      8,625
Depreciation and amortization           $      1,438    $      1,829   $      2,852   $      4,715   $      5,482

BALANCE SHEET DATA (DECEMBER 31):

Working capital                         $      2,895    $     38,704   $     38,336   $     40,214   $     56,146
Total assets                                  22,979          58,172         80,201        101,435        122,283
Total debt                                     6,475             664          4,225          7,424         11,497
Total stockholders' equity              $      7,103    $     46,006   $     54,133   $     71,046   $     91,964

SELECTED UNAUDITED PRO FORMA INFORMATION:

                                              YEAR ENDED DECEMBER 31
                                              ----------------------
                                                1996          1997
                                              -------       -------
                                              (in thousands except
                                                 per share data)
Historical net income (loss)                  $   (74)      $ 4,158
Add back management fee expense                 6,172         3,126
Less applicable income tax expense             (2,204)       (1,394)
                                              -------       -------
Pro forma net income                          $ 3,894       $ 5,890
                                              =======       =======

Earnings per share:
     Basic                                                   $ 0.47
     Diluted                                                 $ 0.47

Weighted average shares outstanding:

     Basic                                               12,652,680
     Diluted                                             12,652,680


      The Company was an S corporation for federal and state income tax purposes from July 1, 1992 through June 17, 1997, and accordingly, was not subject to federal or state income taxes. The S corporation election was terminated on June 17, 1997 in contemplation of the Company's initial public offering. Since June 18, 1997, the Company has been a C corporation for federal and state income tax purposes. Pro forma net income: (i) reflects the elimination of management fee expense; and (ii) includes a provision for federal, state and foreign income taxes at an effective rate of 37.3% during the applicable S corporation period. Management fee expense was discontinued in connection with the initial public offering in June 1997. Pro forma presentation was not applicable for the years ended December 31, 1998, 1999, and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained in this Form 10-K which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's investment in and notes receivable from Gifts.com, Inc., risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" appearing elsewhere in this Form 10-K.

OVERVIEW

     StarTek has historically generated revenues through the performance of process management services, which include a comprehensive offering of supply chain management services, high-end inbound technical support, provisioning management for complex telecommunications systems, and E-commerce support and fulfillment. The Company recognizes revenues as process management services are completed. Substantially all of the Company's significant arrangements with its clients for its services generate revenues based, in large part, on the number and duration of customer inquiries, and the volume, complexity and type of components involved in the handling of clients' products. Changes in the complexity or type of components in the product units assembled by the Company may have an affect on the Company's revenues, independent of the number of product units assembled.

     An essential element of the Company's ability to grow is availability of capacity to readily provide for the needs of new clients and the increasing needs of existing clients. StarTek operates from facilities in the United States, United Kingdom and Singapore. The Company's capacity expanded during 2000 through: (i) purchase of a 47,524 square-foot building in Enid, Oklahoma; and (ii) lease of a 54,500 square-foot space in Grand Junction, Colorado. These two additions, together with the Company's previously existing capacity, provided adequate capacity to accommodate physical growth experienced by the Company during 2000. Management believes StarTek's existing facilities are adequate for the Company's current and near-term operations, but continued capacity expansion will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable StarTek to readily provide for the needs of new clients and the increasing needs of existing clients.

     The Company's cost of services include labor, telecommunications, materials, and freight expenses that are variable in nature, and certain facility expenses. All other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services, are included in selling, general and administrative expenses, which generally tend to be either semi-variable or fixed in nature.

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

RESULTS OF OPERATIONS

    The following table should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K, and sets forth certain consolidated income statement data expressed as a percentage of revenues:

                                        YEAR ENDED DECEMBER 31
                                      --------------------------
                                        1998      1999      2000
                                      ------    ------    ------
Revenues                               100.0%    100.0%    100.0%
Cost of services                        81.6      81.3      76.5
                                      ------    ------    ------
Gross profit                            18.4      18.7      23.5
Selling, general and administrative
  expenses                              10.4       9.9      10.4
                                      ------    ------    ------
Operating profit                         8.0       8.8      13.1
Net interest income and other            1.6       1.4       2.3
                                      ------    ------    ------
Income before income taxes               9.6      10.2      15.4
Income tax expense                       3.5       3.8       5.7
                                      ------    ------    ------
Net income                               6.1%      6.4%      9.7%
                                      ======    ======    ======

2000 Compared to 1999

     Revenues. Revenues decreased $4.5 million, or 2.2%, from $205.2 million in 1999 to $200.7 million in 2000. This decrease was largely due to reduced revenue from the Company's largest client and culling of less profitable business, partially offset by increased services provided to certain other clients.

     Cost of Services. Cost of services decreased $13.3 million, or 7.9%, from $166.9 million in 1999 to $153.6 million in 2000. As a percentage of revenues, cost of services was 81.3% and 76.5% in 1999 and 2000, respectively. This percentage decreased primarily due to an improving mix of business, cost controls, and culling of less profitable business.

     Gross Profit. Due to the foregoing factors, gross profit increased $8.8 million in 2000, or 22.9%, from $38.3 million in 1999 to $47.1 million in 2000. As a percentage of revenues, gross profit was 18.7% and 23.5% in 1999 and 2000, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million, or 3.0%, from $20.3 million in 1999 to $20.9 million in 2000. As a percentage of revenues, selling, general and administrative expenses increased from 9.9% in 1999 to 10.4% in 2000.

     Operating Profit. As a result of the foregoing factors, operating profit increased from $18.0 million in 1999 to $26.1 million in 2000. As a percentage of revenues, operating profit increased from 8.8% in 1999 to 13.1% in 2000.

     Net Interest Income and Other. Net interest income and other was $2.8 million in 1999 and $4.7 million in 2000. The majority of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes increased $10.0 million, or 48.0%, from $20.8 million in 1999 to $30.8 million in 2000. As a percentage of revenues, income before income taxes increased from 10.2% in 1999 to 15.4% in 2000.

     Income Tax Expense. Income tax expense for 1999 and 2000 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.5% and 37.0%, respectively.

     Net Income. Based on the factors discussed above, net income increased $6.4 million, or 49.1%, from $13.0 million in 1999 to $19.4 million in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

     The Company maintains a $5.0 million line of credit with Wells Fargo Bank West, N.A. (the "Bank") maturing on April 30, 2001. Management expects the Company will renew this line of credit with substantially the same terms and conditions of the existing line of credit. Borrowings under the line of credit bear interest at the Bank's prime rate (9.5% as of December 31, 2000). Under this line of credit, the Company is required to maintain working capital of $17.5 million and tangible net worth of $25.0 million. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of December 31, 2000 the Company had drawn $4.0 million from this line of credit, which was repaid on January 3, 2001. As of December 31, 2000 and the date of this Form 10-K the Company was in compliance with the financial covenants pertaining to the line of credit. Collateral for the line of credit is trade accounts receivable of certain of the Company's wholly-owned subsidiaries.

     Effective September 15, 1999, the Company entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Gifts.com. Inc. (formerly known as Good Catalog Company), previously a wholly-owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com purchased 19.9% of the outstanding common stock of Gifts.com, Inc. for approximately $2.6 million in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Gifts.com, Inc. The Contribution Agreement provides for an assignment from Domain.com to Gifts.com, Inc. of Domain.com's right, title, and interest in and to the URL www.gifts.com. Domain.com has the right to designate at least one member of Gifts.com, Inc.'s board of directors, which consists of at least five directors. Effective November 1, 1999, Domain.com and Reader's Digest entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7.8 million and Reader's Digest also advanced an unsecured loan to Gifts.com, Inc. (the "Loans"). The Loans mature November 1, 2002, bear interest at a rate equal to a three month LIBO rate plus 2.0% per annum, and interest is payable quarterly. Gifts.com, Inc. provides two Internet web sites that sell gifts on-line and operates a gifts catalog business.

     The Company advanced two additional $0.99 million loans to Gifts.com, Inc.: the first loan was made August 2, 2000 and the second loan was made December 5, 2000. Both loans are governed by the same terms and conditions as those set forth in the $7.8 million loan agreement effective November 1, 1999. In conjunction with the loans made by Domain.com, Inc., and in order to maintain proportionate ownership interest, Reader's Digest Association, Inc., owning 80.1% of Gifts.com, Inc. made corresponding loans in the amount of $4.0 million each to Gifts.com, Inc. thereby maintaining an 80.1% ownership interest in Gifts.com, Inc.

     Gifts.com, Inc. is currently experiencing operating losses, negative cash flows and a deficiency in working capital. The Company could lose its entire investment in and notes receivable from Gifts.com, Inc. An impairment of the Company's investment and notes receivable from Gifts.com, Inc. could have an adverse effect on the Company's results of operations and financial condition.

     On July 18, 2000 the Company purchased a 47,524 square-foot building in Enid, Oklahoma. The Company's investment in this facility totaled $2.9 million. The facility is principally used for a call center supporting Internet and telecommunications clients, and for general office use and other services offered by the Company.

     On December 14, 2000, the Company completed an equipment loan arrangement with a finance company maturing November 14, 2004. In connection with the equipment loan, the Company received cash of $2.1 million in exchange for providing, among other things, certain collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loan. The equipment loan arrangement provides for interest at a fixed rate of 7.65%, and forty-eight consecutive monthly payments. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. As of December 31, 2000 and the date of this Form 10-K, StarTek USA, Inc. was in compliance with these financial covenants.

     As of December 31, 2000, the Company had cash, cash equivalents, and investment balances of $55.0 million, working capital of $56.1 million, and stockholders' equity of $92.0 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

     The Company has committed to spend approximately $2.5 million in 2001 related to property, plant, and equipment.

     Net cash provided by operating activities was $15.8 million and $11.0 million for the year ended December 31, 1999 and 2000, respectively. This decrease was primarily a result of an increase in net purchases of trading securities plus net changes in operating assets and liabilities, partially offset by an increase in deferred taxes. Without the effect of net purchases of trading securities, operating cash flows were $13,068, $16,973, and $24,720 for 1998, 1999, and 2000, respectively.

     Net cash used in investing activities was $28.9 million and $5.3 million for the year ended December 31, 1999 and 2000, respectively. This decrease was primarily due to a reduction in investments available for sale together with a decrease in purchases of property, plant, and equipment, combined with a decrease in the addition to notes receivable from Gifts.com, Inc.

     Net cash provided by financing activities was $5.6 million and $4.8 million for the year ended December 31, 1999 and 2000, respectively. Financing activities, during both periods, consisted of principal payments on borrowings and capital lease obligations, offset by proceeds from exercises of employee stock options.

     The effect of currency exchange rate changes on translation of the Company's United Kingdom and Singapore operations was not substantial during the year 2000. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

     Management believes the Company's cash, cash equivalents, investments, anticipated cash flows from future operations, and $5.0 million line of credit will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. The Company's $5.0 million line of credit matures on April 30, 2001. Management expects the Company will renew this line of credit with substantially the same terms and conditions of the existing line of credit. Liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to support the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available, or if available, it will be available on terms favorable to the Company.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Reliance on Principal Client Relationships

     Microsoft Corporation ("Microsoft") accounted for 77.5% and 70.3% of the Company's revenues for the year ended December 31, 1999 and 2000, respectively. AT&T Corporation accounted for less than 10.0% of the Company's revenues for the year ended December 31, 1999, and 14.5% of the Company's revenues for the year ended December 31, 2000. Loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), would be able to timely replace such client(s) with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

Variability of Quarterly Operating Results

     The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the year ended December 31, 2000 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

Risks related to Investment in and Notes Receivable from Gifts.com, Inc.

     Through its wholly-owned subsidiary Domain.com, Inc., the Company's investment in and note receivable from Gifts.com, Inc. of approximately $12.4 million, in the aggregate, involves a high degree of risk. Gifts.com, Inc. is currently experiencing operating losses and negative cash flows and has a deficiency in working capital. Accordingly, an investor in the Company's common stock must consider the challenges, risks, and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. These challenges influencing Gifts.com, Inc.'s ability to substantially increase its revenues and thereby achieve profitability, include Gifts.com, Inc.'s ability to: (i) execute on its business model; (ii) increase brand recognition; (iii) manage growth in its operations;
(iv) cost-effectively attract and retain a high volume of catalog and online customers and build a critical mass of repeat customers at a reasonable cost;
(v) effectively manage, control, and account for inventory; (vi) upgrade and enhance its web sites, transaction-processing systems, order fulfillment capabilities, and inventory management systems; (vii) increase awareness of its online stores; (viii) establish pricing to meet customer expectations; (ix) compete effectively in its market; (x) adapt to rapid regulatory and technological changes related to catalog operations, E-commerce and the Internet; and (xi) protect its trademarks, service marks, and copyrights. These and other uncertainties generally attributable to businesses engaging in catalog operations, E-commerce and the Internet must be considered when evaluating the Company's investment in and notes receivable from Gifts.com, Inc., and the Company's participation in the business of Gifts.com, Inc. An impairment of the Company's investment in and notes receivable from Gifts.com, Inc. could have an adverse effect on the Company's results of operations and financial condition. The Company could lose its entire investment in and notes receivable from Gifts.com, Inc.

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

Difficulties in Managing Business Undergoing Rapid Growth

     The Company has experienced rapid growth in years prior to 2000 and anticipates future growth. Anticipated growth depends on a number of factors, including the Company's ability to: (i) initiate, develop, and maintain new and existing client relationships, particularly relationships with its principal client(s); (ii) expand its sales and marketing organization; (iii) recruit, motivate, and retain qualified management, customer support, and other personnel; (iv) rapidly expand capacity of its existing facilities or identify, acquire or lease suitable additional facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; (v) provide high quality services to its clients; and (vi) maintain relationships with high-quality and reliable suppliers. Continued rapid growth can be expected to place significant strain upon the Company's management, employees, operations, operating and financial systems, and other resources. To accommodate such growth and to compete effectively, the Company must continue to implement and improve its information systems, procedures, and controls and expand, train, motivate, and manage its workforce. There can be no assurance the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Further, there can be no assurance the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations, or achieve planned growth on a timely and profitable basis. If the Company is unable to manage growth effectively or if growth does not occur, its business, results of operations, and financial condition could be materially and adversely affected.

Risks Associated with Rapidly Changing Technology

     Continued and substantial world-wide use and development of the Internet as a delivery system for computer software, hardware, computer games, other computer related products, and products in general could significantly and adversely affect demand for the Company's services. Additionally, the Company's success is significantly dependent on its computer equipment, telecommunications equipment, software systems, operating systems, and financial systems. The Company has begun implementation of an enterprise resource planning system to replace its current material resource planning system. There can be no assurance the Company will be able to timely and successfully implement its new system, develop and market any new services, or that such services will be commercially successful, or clients' and competitors' technologies or services will not render the Company's services obsolete. Furthermore, the Company's failure to successfully and timely implement sophisticated technology or to respond effectively to technological changes in general, would have a material adverse effect on the Company's success, growth prospects, results of operations, and financial condition.

Dependence on Labor Force

     StarTek's success is largely dependent on its ability to recruit, hire, train, and retain qualified employees. The Company's business is labor intensive and continues to experience relatively high personnel turnover. The Company's operations, especially its technical support teleservices, generally require specially trained employees. Increases in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease its operating efficiency and productivity. Also, the addition of new clients or implementation of new projects for existing clients may require the Company to recruit, hire, and train personnel at accelerated rates. There can be no assurance the Company will be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth. Additionally, since a substantial portion of the Company's operating expenses consist of labor related costs, continued labor shortages together with increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor related expenses) could have a material adverse effect on StarTek's business, operating profit, and financial condition. Furthermore, certain of StarTek's facilities are located in areas with relatively low unemployment rates, thus potentially making it more difficult and costly to hire qualified personnel.

Risks Associated with General Economic Conditions

     StarTek operates within US and international economies which are subject to various economic, market and other factors. The Company, as well as its clients, can be particularly vulnerable to recession or other significant economic events or downturn. The US economy and related financial markets have experienced generally downward fluctuations in the past twelve months. Economic instability or continued downturn may continue for the foreseeable future. These broad economic factors can adversely affect StarTek's revenue and profit margins.

Risks Associated with International Operations and Expansion

     StarTek currently conducts business in Europe and Asia, in addition to its North America operations. Such international operations accounted for approximately 23.8% of the Company's revenues for the year ended December 31, 2000. There can be no assurance the Company will be able to continue or expand its capacity to market, sell, and deliver its services in international markets, or develop relationships with other businesses to expand its international operations. The Company expects gross margins in its Asia operations to decline in 2001. Additionally, there are certain risks inherent in conducting international business, including: (i) exposure to foreign currency fluctuations against the U.S. dollar; (ii) competition from others regarding labor and material costs; (iii) potentially longer working capital cycles; (iv) greater difficulties in collecting accounts receivable; (v) difficulties in complying with a variety of foreign laws and foreign tax regulations; (vi) unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; (vii) difficulties in staffing and effectively managing foreign operations; and (viii) political instability and adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations, growth prospects, and financial condition.

Control by Principal Stockholders

     As of February 28, 2001, A. Emmet Stephenson, Jr., Chairman of the Board and co-founder of the Company, and his family beneficially own approximately 62.4% of the Company's outstanding common stock. As a result, Mr. Stephenson and his family will be able to elect the entire Board of Directors of the Company and to control substantially all other matters requiring action by the Company's stockholders. Additionally, substantially all of the Company's revenues, operating expenses, and operating results in general are derived from the Company's wholly-owned subsidiaries. Mr. Stephenson is the sole director for each of the Company's wholly-owned subsidiaries. Such voting concentration may discourage, delay or prevent a change in control of the Company and its wholly-owned subsidiaries. In connection with Domain.com, Inc.'s 19.9% equity interest in Gifts.com, Inc., Mr. Stephenson is also a director of Gifts.com, Inc. Previously, Gifts.com, Inc. was a wholly-owned subsidiary of The Reader's Digest Association, Inc. Domain.com, Inc. is a wholly-owned subsidiary of StarTek, Inc. Gifts.com, Inc. provides two Internet web sites that sell gifts on-line, and operates a gifts catalog business.

Dependence on Key Personnel

     The Company's success to date has depended in part on the skills and efforts of Mr. Stephenson and Michael W. Morgan, President, Chief Executive Officer, Director, and co-founder of the Company. As of February 28, 2001, Mr. Stephenson and his family and Mr. Morgan beneficially own approximately 62.4% and 4.3% of the Company's outstanding common stock, respectively. Mr. Stephenson has not entered into an employment agreement with the Company and there can be no assurance the Company can retain the services of Mr. Stephenson. On January 1, 2001 the Company entered into an employment agreement with Michael W. Morgan. The agreement, filed as an exhibit to this Form 10-K, provides for, among other things, the executive services of Mr. Morgan as determined by the Board of Directors through July 15, 2004. The loss of either Mr. Stephenson, Mr. Morgan, or the Company's inability to hire and retain other qualified officers, directors and key employees, could have a material adverse effect on the Company's success, growth prospects, results of operations, and financial condition.

Dependence on Key Industries and Trends Toward Outsourcing

     StarTek's current client base generally consists of companies engaged primarily in the computer software, computer hardware, Internet, E-commerce, technology, and telecommunications industries. The Company's business and growth is largely dependent on continued demand for its services from clients in these industries and industries targeted by the Company, and current trends in such industries to outsource various non-core functions which are offered on an outsourced basis by the Company. A general economic downturn in the computer industry or in other industries targeted by the Company, or a slowdown or reversal of the trend in these industries to outsource services provided by the Company, could materially and adversely affect the Company's business, results of operations, growth prospects, and financial condition.

Risks Associated with the Company's Contracts

     The Company typically enters into written agreements with each client for outsourced services, or performs services on a purchase order basis. Under substantially all of the Company's significant arrangements with its clients, including its principal client(s), the Company typically generates revenues based on the number and duration of customer inquiries, and volume, complexity, and type of components involved in its clients' products. Consequently, the amount of revenues generated from any particular client is generally dependent upon customers' purchase and use of StarTek's clients' products. There can be no assurance as to the number of customers who will be attracted to the products of the Company's clients or that the Company's clients will continue to develop new products that will require the Company's services. Although the Company currently seeks to sign multi-year contracts with its clients, the Company's contracts generally: (i) permit termination upon relatively short notice by its clients; (ii) do not designate the Company as its clients' exclusive outsourcing service provider; (iii) do not penalize its clients for early termination, and;
(iv) generally hold the Company responsible for work performed which does not meet certain pre-defined specifications. To the extent the Company works on a purchase order basis, agreements with its clients frequently do not provide for minimum purchase requirements, except in connection with certain of its technical support services. Certain of the Company's contracts require the Company, through its wholly-owned subsidiaries and for certain of its facilities and services, to maintain ISO 9002 certification.

Risks of Business Interruptions

     StarTek's operations depend on its ability to protect its facilities, clients' products, confidential client information, computer equipment, telecommunications equipment, and software systems against damage from Internet interruption, fire, power loss, telecommunications interruption, E-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, other emergencies, and ability of its suppliers to deliver component parts quickly. While the Company maintains certain procedures and contingency plans to minimize the detrimental impact of such events, there can be no assurance such procedures and plans will be successful. In the event the Company experiences temporary or permanent interruptions or other emergencies at one or more of its facilities, the Company's business could be materially and adversely affected and the Company may be required to pay contractual damages to its clients, or allow its clients to terminate or renegotiate their arrangements with the Company. While the Company maintains property and business interruption insurance, such insurance may not adequately and/or timely compensate the Company for all losses it may incur. Further, some of the Company's operations, including telecommunication systems and telecommunication networks, and the Company's ability to timely and consistently access and use 24 hours per day, seven days per week, telephone, Internet, E-commerce, E-mail, facsimile connections, and other forms of communication are substantially dependent upon telephone companies, Internet service providers, and various telecommunications infrastructure. If such communications are interrupted on a short or long-term basis, the Company's services would be similarly interrupted and delayed.

Volatility of Stock Price

     The market price of StarTek's common stock has been highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, the success of the Company in implementing its business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. Additionally, the stock market has experienced substantial price and volume fluctuations that have particularly effected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of StarTek's common stock. Additionally, since only a minority portion of StarTek's outstanding common stock is currently available for trading without restriction under Rule 144, and since such stock sometimes trades at a relatively low volume level, any change in demand for such stock can be expected to substantially influence market prices of StarTek's outstanding common stock. The price of StarTek, Inc. shares varied from a high of $79.25 to a low of $11.75 during 2000.

Risks related to the Company's portfolio of Internet domain names

     Through its wholly-owned subsidiary Domain.com, Inc., the Company owns a portfolio of Internet domain names. The estimated fair market value of domain names owned by the Company is difficult to assess because the Company, to date, has had limited activity related to its Internet domain name portfolio. An investor in the Company's common stock must consider the challenges, risks, and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. These challenges influencing the Company's ability to benefit from its portfolio of Internet domain names include the Company's ability to: (i) execute on its business model; (ii) increase brand recognition of the Internet domain names within the Company's portfolio; and (iii) protect trademarks, service marks, and copyrights related to the domain names. These and other uncertainties generally attributable to businesses engaging in E-commerce and the Internet must be considered when evaluating the Company's portfolio of Internet domain names, and prospects of the Company's Internet web site operations anticipated to be developed from these domain names.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of December 31, 2000. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved and amended by the Board of Directors during 1999, provides for investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of this Form 10-K. Also see Note 1 and 3 to the consolidated financial statements set forth herein for a further discussion of the Company's cash, cash equivalents, and investments.

Interest Rate Sensitivity and Other General Market Risks

     Cash and Cash Equivalents. The Company had $22.5 million in cash and cash equivalents, which consisted of: (i) $21.9 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 6.5%; and (ii) $0.6 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. The Company had investments available for sale, which, in aggregate, had an original cost and fair market value of $18.4 million and $17.6 million, respectively. Investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in US dollars, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to market risk and interest and inflation rate risks. These investments will fall in value if interest and/or inflation rates thereon increase.

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

     The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

                              WEIGHTED                               EXPECTED MATURITY DATE
                              AVERAGE                                        -COST-
                           INTEREST RATES                            (DOLLARS IN THOUSANDS)
                           --------------    ------------------------------------------------------------------------------------
                                             1 year     2 years    3 years    4 years    5 years Thereafter    Total   Fair Value
                                             ------     -------    -------    -------    ------- ----------   -------  ----------
Corporate bonds                9.37%         $ 3,988         --      $ --          --      $ --         --    $ 3,988    $ 4,287
Corporate bonds                8.73%              --    $ 2,082        --          --        --         --      2,082      1,993
Corporate bonds                5.69%              --         --        --     $ 1,011        --         --      1,011        940
Foreign government bonds       9.26%              --         --        --          --        --    $ 1,438      1,438      1,616
                                             -------    -------      ----     -------      ----    -------    -------    -------
Total                                        $ 3,988    $ 2,082      $ --     $ 1,011      $ --    $ 1,438    $ 8,519    $ 8,836
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

     As part of its investments available for sale portfolio, the Company was invested in equity securities which, in aggregate, had an original cost and fair market value of $9.9 million and $8.8 million, respectively.

     Outstanding Debt of the Company. The Company had outstanding debt of $11.5 million, $1.9 million of which bears interest at an annual fixed rate of 7.0%, and $1.8 million of which bears no interest as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.5 million outstanding, whereby the Company is expected to repay its debt at a variable rate of interest over a forty-eight month period. On December 14, 2000, the Company, through its wholly-owned subsidiary StarTek USA, Inc., completed an equipment loan arrangement with a finance company maturing November 14, 2004. In connection with the equipment loan, the Company received cash of $2.1 million in exchange for providing, among other things, certain collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loan. The equipment loan arrangement provides for interest at a fixed rate of 7.65%, and forty-eight consecutive monthly payments. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. As of December 31, 2000 and the date of this Form 10-K, StarTek USA, Inc. was in compliance with these financial covenants.

     Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse affect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $5.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $5.0 million line of credit bear interest at the lender's prime rate (9.5%, as of December 31, 2000). The Company had drawn $4.0 million from this line of credit, which was repaid on January 3, 2001. As of December 31, 2000 and the date of this Form 10-K, the Company was in compliance with the financial covenants pertaining to the line of credit. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

     Equity Securities. The Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in aggregate, of $9.9 million and $8.8 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

     Trading Securities. The Company was invested in trading securities, which, in aggregate, had an original cost and fair market value of $14.6 million and $14.8 million, respectively. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of December 31, 2000, the Company had sold call options for a total of 58,000 shares of US equity securities which, in aggregate, had a basis and market value of $0.1 million and $0.02 million, respectively, and sold put options for a total of 60,000 shares of US equity securities which, in aggregate, had a basis and market value of $0.1 million and $0.1 million, respectively,. The foregoing call and put options were reported net as components of trading securities and expire between January 19 and April 20, 2001.

     Risk of loss to the Company in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. The foregoing call and put options, may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse affect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

     Of the Company's revenues for the year ended December 31, 2000, 23.8% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its United Kingdom and Singapore operations.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY FINANCIAL DATA

     Consolidated financial statements and supplementary data of the Company required by Item 8. are set forth herein at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.
                                    PART III

ITEMS 10. THROUGH 13.

     Information required by Item 10. (Directors and Executive Officers of the Registrant), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management), and Item 13. (Certain Relationships and Related Transactions) will be included in StarTek's definitive proxy statement to be delivered in connection with its 2001 annual meeting of stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Document List

          1.   Financial Statements

               Response to this portion of Item 14. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 21 of this Form 10-K.

          2.   Supplementary Data and Financial Statement Schedules

               Response to this portion of Item 14. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 21 of this Form 10-K.

          3.   An Index of Exhibits is on pages 37, 38 and 39 of this Form 10-K.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three months ended December 31, 2000.

                         STARTEK, INC. AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
                          FINANCIAL STATEMENT SCHEDULES


                                                        PAGE NUMBER IN
                                                           FORM 10-K
                                                        --------------
FINANCIAL STATEMENTS:

Report of Independent Auditors                               22

Consolidated Balance Sheets,
as of December 31, 1999 and 2000                             23

Consolidated Income Statements,
years ended December 31, 1998, 1999, and 2000                24

Consolidated Statements of Cash Flows,
years ended December 31, 1998, 1999, and 2000                25

Consolidated Statements of Stockholders' Equity,
years ended December 31, 1998, 1999, and 2000                26

Notes to Consolidated Financial Statements                   27

SUPPLEMENTARY DATA:

Selected Financial Data                                       9

FINANCIAL STATEMENT SCHEDULES


Note. All schedules have been included in the Consolidated Financial Statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
StarTek, Inc.

     We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Denver, Colorado
February 14, 2001

                         STARTEK, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                           DECEMBER 31  DECEMBER 31
                                                               1999         2000
                                                           -----------  -----------
ASSETS

Current assets:
      Cash and cash equivalents                             $  11,943    $  22,543
      Investments                                              23,907       32,413
      Trade accounts receivable, less allowance for
         doubtful accounts of $775 and $672, respectively      21,792       20,399
      Inventories                                               3,740        1,946
      Deferred tax assets                                       2,363        1,902
      Prepaid expenses and other assets                           448          742
                                                            ---------    ---------
Total current assets                                           64,193       79,945

Property, plant and equipment, net                             26,758       29,891
Investment in Gifts.com, Inc., at cost                          2,606        2,606
Notes receivable from Gifts.com, Inc.                           7,818        9,807
Other assets                                                       60           34
                                                            ---------    ---------
Total assets                                                $ 101,435    $ 122,283
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $  16,148    $   8,375
      Accrued liabilities                                       4,443        5,962
      Income taxes payable                                      1,384        3,108
      Line of credit                                               --        4,000
      Current portion of capital lease obligations                 32           --
      Current portion of long-term debt                         1,428        1,992
      Other                                                       544          362
                                                            ---------    ---------
Total current liabilities                                      23,979       23,799

Capital lease obligations, less current portion                    42           --
Long-term debt, less current portion                            5,922        5,505
Deferred income taxes                                             446          725
Other                                                              --          290

Stockholders' equity:
      Common stock                                                140          140
      Additional paid-in capital                               45,681       47,095
      Cumulative translation adjustment                            25            8
      Unrealized loss on investments available for sale          (596)        (495)
      Retained earnings                                        25,796       45,216
                                                            ---------    ---------
Total stockholders' equity                                     71,046       91,964
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $ 101,435    $ 122,283
                                                            =========    =========



See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                         Consolidated Income Statements
                 (dollars in thousands, except per share data)


                                           YEAR ENDED DECEMBER 31
                                   ---------------------------------------
                                       1998          1999          2000
                                   -----------   -----------   -----------
Revenues                           $   140,984   $   205,227   $   200,750
Cost of services                       115,079       166,880       153,629
                                   -----------   -----------   -----------
Gross profit                            25,905        38,347        47,121

Selling, general and
     administrative expenses            14,714        20,338        20,950
                                   -----------   -----------   -----------
Operating profit                        11,191        18,009        26,171
Net interest income and other            2,254         2,814         4,655
                                   -----------   -----------   -----------
Income before income taxes              13,445        20,823        30,826
Income tax expense                       4,901         7,800        11,406
                                   -----------   -----------   -----------
Net income (A)                     $     8,544   $    13,023   $    19,420
                                   ===========   ===========   ===========

Weighted average shares of
     common stock (B)               13,828,571    13,874,556    14,016,851
Dilutive effect of stock options            --       264,593       262,558
                                   -----------   -----------   -----------
Common stock and common stock
     equivalents (C)                13,828,571    14,139,149    14,279,409
                                   ===========   ===========   ===========
Earnings per share:
     Basic (A/B)                   $      0.62   $      0.94   $      1.39
     Diluted (A/C)                 $      0.62   $      0.92   $      1.36



See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                       YEAR ENDED DECEMBER 31
                                                                  --------------------------------
                                                                    1998        1999       2000
                                                                  --------    --------    --------
OPERATING ACTIVITIES
Net income                                                        $  8,544    $ 13,023    $ 19,420
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                  2,852       4,715       5,482
      Deferred income taxes                                           (577)       (884)        691
      Loss (gain) on sale of assets                                   (106)          3         (80)
      Changes in operating assets and liabilities:
         Purchases of trading securities, net                           --      (1,146)    (13,668)
         Trade accounts receivable, net                             (7,958)     (1,316)      1,393
         Inventories                                                  (233)       (968)      1,794
         Prepaid expenses and other assets                             (17)       (283)       (268)
         Accounts payable                                            8,046      (1,285)     (7,773)
         Income taxes payable                                        1,838       1,094       2,434
         Accrued and other liabilities                                 679       2,874       1,627
                                                                  --------    --------    --------
Net cash provided by operating activities                           13,068      15,827      11,052

INVESTING ACTIVITIES
Purchases of investments available for sale                        (18,684)    (19,123)    (15,818)
Proceeds from disposition of investments available for sale          8,397      13,197      21,140
Purchases of property, plant and equipment                         (14,108)    (12,593)     (8,909)
Proceeds from disposition of property, plant and equipment             181           2         284
Investment in Gifts.com, Inc.                                           --      (2,606)         --
Notes receivable from Gifts.com, Inc.                                   --      (7,818)     (1,989)
                                                                  --------    --------    --------
Net cash used in investing activities                              (24,214)    (28,941)     (5,292)

FINANCING ACTIVITIES
Stock options exercised                                                 --       2,368         704
Principal payments on borrowings, net                                  (62)     (1,057)     (1,998)
Proceeds from borrowings and capital lease obligations               3,729       4,331       6,145
Principal payments on capital lease obligations                        (80)        (14)        (74)
                                                                  --------    --------    --------
Net cash provided by financing activities                            3,587       5,628       4,777
Effect of exchange rate changes on cash                                192        (164)         63
                                                                  --------    --------    --------
Net (decrease) increase in cash and cash equivalents                (7,367)     (7,650)     10,600
Cash and cash equivalents at beginning of period                    26,960      19,593      11,943
                                                                  --------    --------    --------
Cash and cash equivalents at end of period                        $ 19,593    $ 11,943    $ 22,543
                                                                  ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                            $     58    $    332    $    332
Income taxes paid                                                 $  3,640    $  7,484    $  8,376
Property plant and equipment acquired or refinanced under
       long-term debt                                             $  3,629    $  2,031    $  2,144
(Increase) decrease in unrealized loss on investments available
       for sale, net of tax                                       $   (514)   $     10    $    101


See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                             (dollars in thousands)

                                                                                            ACCUMULATED
                                              COMMON STOCK       ADDITIONAL                    OTHER            TOTAL
                                          --------------------     PAID-IN     RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                           SHARES       AMOUNT     CAPITAL     EARNINGS        INCOME           EQUITY
                                          ----------    ------   ----------    --------    -------------    ------------
Balance, December  31, 1997               13,828,571     $138     $41,661       $ 4,229       $ (22)           $46,006

     Net income                                   --       --          --         8,544          --              8,544
     Cumulative translation adjustment            --       --          --            --          97                 97
     Unrealized loss on investments
         available for sale                       --       --          --            --        (514)              (514)
                                                                                                               -------
     Comprehensive income                         --       --          --            --          --              8,127
                                                                                                               -------

                                          ----------     ----     -------       -------       -----            -------
Balance, December  31, 1998               13,828,571      138      41,661        12,773        (439)            54,133

     Stock options exercised                 158,540        2       2,366            --          --              2,368
     Income tax benefit from stock
         options exercised                        --       --       1,654            --          --              1,654

     Net income                                   --       --          --        13,023          --             13,023
     Cumulative translation adjustment            --       --          --            --        (142)              (142)
     Unrealized gain on investments
         available for sale                       --       --          --            --          10                10
                                                                                                               -------
     Comprehensive income                         --       --          --            --          --             12,891
                                                                                                               -------

                                          ----------     ----     -------       -------       -----            -------
Balance, December  31, 1999               13,987,111      140     $45,681       $25,796       $(571)           $71,046

     Stock options exercised                  46,110       --         704            --          --                704
     Income tax benefit from stock
         options exercised                        --       --         710            --          --                710

     Net income                                   --       --          --        19,420          --             19,420
     Cumulative translation adjustment            --       --          --            --         (17)               (17)
     Unrealized gain on investments
         available for sale                       --       --          --            --         101                101
                                                                                                               -------
     Comprehensive income                         --       --          --            --          --             19,504
                                                                                                               -------

                                          ----------     ----     -------       -------       -----            -------
Balance, December  31, 2000               14,033,221     $140     $47,095       $45,216       $(487)           $91,964
                                          ==========     ====     =======       =======       =====            =======



See notes to consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     StarTek, Inc.'s business was founded in 1987 and, through its wholly-owned subsidiaries, has provided outsourced process management services since inception. On December 30, 1996, StarTek, Inc. (the "Company" or "StarTek") was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly-owned subsidiaries of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries. The consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

     Business Operations

     StarTek has an established position as a global provider of process management service platforms and owns and operates branded vertical market Internet web sites. The Company's process management service platforms include offering of a comprehensive supply chain management services, high-end inbound technical support, provisioning management for complex telecommunications systems, and E-commerce support and fulfillment. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to growing needs of its clients and to capitalize on market opportunities, both domestically and internationally. The Company has process management operations in North America, Europe, and Asia.

     StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com. In September 1999, StarTek and The Reader's Digest Association, Inc. entered into certain arrangements whereby StarTek obtained a 19.9% ownership interest in Gifts.com, Inc. (formerly known as Good Catalog Company). Gifts.com, Inc. provides two Internet web sites that sell gifts on-line and operates a gifts catalog business. The Company's investment in Gifts.com, Inc. is carried at cost. The Company does not exercise significant influence over financial or operating policies of Gifts.com, Inc.

     Foreign Currency Translation

     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated at average monthly exchange rates. Resulting translation adjustments, net of applicable deferred income taxes (1999 - $15; 2000 - $5), are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

     Comprehensive Income

     Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $8,127, $12,891, and $19,504 for 1998, 1999, and 2000 respectively.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     The allowances for doubtful accounts at December 31, 1997 and 1998 were $383 and $441 , respectively. Provision (credit) for bad debts added (deducted) to the allowance for doubtful accounts was $124, $472, and ($75) for 1998, 1999, and 2000, respectively. Charges to the allowance for doubtful accounts, principally for charged off accounts, were $66, $138, and $28 for 1998, 1999, and 2000, respectively.

     Inventory is carried net of allowance for loss in the balance sheets and the allowance was $110, $378, $596, and $437 at December 31, 1997, 1998, 1999,
and 2000, respectively. Expense added to the allowance was $665, $325, and $16 for 1998, 1999, and 2000, respectively. Charges to the allowance, principally for inventory losses, were $397, $107, and $175 for 1998, 1999, and 2000, respectively.

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

     Investments

     Investments available for sale consist of debt and equity securities reported at fair value, with unrealized gains and losses, net of tax (tax benefits of $360 and $295 for 1999 and 2000, respectively) reported as a separate component of stockholders' equity. There have been no unrealized gains and losses or declines in value judged to be other than temporary on investments available for sale. Original cost of investments available for sale, which are sold, is based on the specific identification method. Interest income from investments available for sale is included in net interest income and other. Trading securities and investments are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date. Gross unrealized gains and losses from trading securities are reflected in income currently and as part of net interest income and other.

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded as either assets or liabilities measured at fair value. SFAS No. 133 requires changes in a derivative's fair value to be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess effectiveness of transactions receiving hedge accounting treatment. SFAS No. 133 was effective for the Company on January 1, 2001. The adoption of SFAS No. 133 had no material impact on the Company.

     Inventories

     Inventories are valued at average costs that approximate actual costs computed on a first-in, first-out basis, not in excess of market value.

     Investment in Gifts.com, Inc., at cost

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

                                            Estimated Useful Lives
                                            ----------------------
         Buildings and improvements             7 to 30.5 years
         Equipment                                 3 to 5 years
         Furniture and fixtures                         7 years

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

      The Company accounts for income taxes using the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company is subject to foreign income taxes on its foreign operations.

2.   EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method.

3.   INVESTMENTS

     As of December 31, 1999, investments available for sale consisted of:


                                           GROSS       GROSS    ESTIMATED
                                         UNREALIZED  UNREALIZED    FAIR
                               COST        GAINS       LOSSES      VALUE
                             -------     ----------  ---------- ----------
Corporate bonds              $14,472     $   141     $  (577)     $14,036
Foreign government bonds       3,418         155          --        3,573
Bond mutual funds              1,992          --        (142)       1,850
Equity securities              3,835         184        (717)       3,302
                             -------     -------     -------      -------
Total                        $23,717     $   480     $(1,436)     $22,761
                             =======     =======     =======      =======

     As of December 31, 2000, investments available for sale consisted of:

                                           GROSS      GROSS     ESTIMATED
                                         UNREALIZED  UNREALIZED   FAIR
                               COST        GAINS      LOSSES      VALUE
                             -------     ----------  ---------- ---------
Corporate bonds              $ 7,081     $   139          --      $ 7,220
Foreign government bonds       1,438         178          --        1,616
Equity securities              9,871          --     $(1,107)       8,764
                             -------     -------     -------      -------
Total                        $18,390     $   317     $(1,107)     $17,600
                             =======     =======     =======      =======

     As of December 31, 2000, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

                                                        ESTIMATED
                                                COST    FAIR VALUE
                                               -------  ----------
Corporate bonds and foreign government bonds
     maturing within:

       One year                                $ 3,988   $ 4,287
       Two to five years                         3,093     2,933
       Due after five years                      1,438     1,616
                                               -------   -------
                                                 8,519     8,836

Equity securities                                9,871     8,764
                                               -------   -------
Total                                          $18,390   $17,600
                                               =======   =======

       Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

3.   INVESTMENTS (CONTINUED)

     As of December 31, 1999, the Company was invested in trading securities which, in the aggregate, had an original cost and fair market value of approximately $1,429 and $1,146, respectively. These trading securities consisted primarily of publicly traded common stock of US based companies and international equity mutual funds, together with certain hedging securities and various forms of derivative securities. As part of trading securities and as of December 31, 1999, the Company was invested in securities sold short related to a total of 24,421 shares of US equity securities which, in the aggregate, had a basis and estimated fair market value of approximately $1,845 and $2,160, respectively, all of which were reported net as components of trading securities. These securities sold short were used in conjunction with and were substantially offset by other trading securities, which taken together, represented a risk-arbitrage portfolio in US equity securities.

     As of December 31, 2000, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $14,571 and $14,813, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of December 31, 2000, the Company had sold call options for a total of 58,000 shares of US equity securities which, in the aggregate, had a basis and market value of $100 and $20, respectively, and sold put options for a total of 60,000 shares of US equity securities which, in the aggregate, had a basis and market value of $100 and $100, respectively. The foregoing call and put options were reported net as components of trading securities and expire between January 19 and April 20, 2001.

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

                                DECEMBER 31
                             -----------------
                              1999       2000
                             ------     ------
Purchased components and
   fabricated assemblies     $1,986     $1,524
Finished goods                1,754        422
                             ------     ------
                             $3,740     $1,946
                             ======     ======

5.   INVESTMENT IN AND NOTES RECEIVABLE FROM GIFTS.COM, INC.,
     (FORMERLY NAMED GOOD CATALOG COMPANY)

     Effective September 15, 1999, the Company, through its wholly-owned subsidiary Domain.com, Inc. ("Domain.com"), entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Gifts.com, Inc. (formerly known as Good Catalog Company), previously a wholly-owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com purchased 19.9% of the outstanding common stock of Gifts.com, Inc. for approximately $2,606 in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Gifts.com, Inc. The Contribution Agreement provides for an assignment from Domain.com to Gifts.com, Inc. of Domain.com's right, title, and interest in and to the URL www.gifts.com. Domain.com has the right to designate at least one member of Gifts.com, Inc.'s board of directors, which will consist of at least five directors. Effective November 1, 1999, Domain.com and Reader's Digest entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7,818 and Reader's Digest also advanced an unsecured loan to Gifts.com, Inc. (the "Loans"). The Loans mature November 1, 2002, bear interest at a rate equal to a three month LIBO rate plus 2.0% per annum, and interest is payable quarterly. Gifts.com, Inc. provides two Internet web sites that sell gifts on-line and operates a gifts catalog business.

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

5.   INVESTMENT IN AND NOTES RECEIVABLE FROM GIFTS.COM, INC.,
     (FORMERLY NAMED GOOD CATALOG COMPANY) (CONTINUED)

     As part of the plan for Gifts.com, Inc., the Company, through its wholly-owned subsidiary Domain.com, Inc., agreed to advance two additional $995 loans to Gifts.com, Inc. The first loan was made August 2, 2000 and the second loan was made December 5, 2000. Both loans are governed by the same terms and conditions as those set forth in the loan agreement effective November 1, 1999. In conjunction with the loans made by Domain.com, Inc., and in order to maintain proportionate ownership interest, Reader's Digest Association, Inc., owning 80.1% of Gifts.com, Inc., made two loans in the amount of $4,005 each to Gifts.com, Inc., thereby maintaining an 80.1% ownership interest in Gifts.com, Inc.

     During 1999, the Company recognized $1,100 of revenues related to services performed for Gifts.com, Inc. and $89 of interest income. For 2000, the Company recognized $1,014 of revenues related to services performed for Gifts.com, Inc. and $713 of interest income. As of December 31, 2000, regular quarterly interest of $202 was due and current from Gifts.com, Inc.

     Management believes the Company's investment in and notes receivable from Gifts.com, Inc. are recoverable and no impairment loss provision is necessary. Gifts.com, Inc. is currently experiencing operating losses, negative cash flows and a deficiency in working capital. The Company could lose its entire investment in and notes receivable from Gifts.com, Inc. An impairment of the Company's investment in and notes receivable from Gifts.com, Inc. could have an adverse effect on the Company's result of operations and financial condition. The Company does not exercise significant influence over financial or operating policies of Gifts.com, Inc.

6.   PROPERTY, PLANT AND EQUIPMENT

                                                       DECEMBER 31
                                                 --------------------
                                                   1999         2000
                                                 --------    --------
Land                                             $  2,179    $  2,184
Buildings and improvements                         14,079      18,422
Equipment                                          20,333      23,732
Furniture and fixtures                              2,219       2,813
                                                 --------    --------
                                                   38,810      47,151
Less accumulated depreciation and amortization    (12,052)    (17,260)
                                                 --------    --------
Property, plant and equipment, net               $ 26,758    $ 29,891
                                                 ========    ========

     In January 2001, the Company committed to spend $2,500 related to property, plant, and equipment.

7.   LINE OF CREDIT

     As of December 31, 1999 and 2000, the Company had a revolving $5,000 line of credit agreement with Wells Fargo Bank West N.A. No amount was outstanding under the line of credit as of December 31, 1999. As of December 31, 2000, $4,000 on the line of credit was outstanding, which was repaid on January 3, 2001. Interest is payable monthly and accrues at the prime rate of the bank (9.5% as of December 31, 2000). This revolving line of credit matures on April 30, 2001.

     The Company has pledged as security certain of its wholly-owned subsidiaries' accounts receivable under the revolving line of credit agreement. The Company must maintain working capital of $17,500 and tangible net worth of $25,000. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of and for the year ended December 31, 2000, the Company was in compliance with the various financial and other covenants provided for under the line of credit.

8.   LEASES

     Amortization of equipment held under capital lease obligations is included in depreciation and amortization expense. Included in property, plant, and equipment in the accompanying consolidated balance sheets was the following equipment held under capital leases:

                                        DECEMBER 31
                                            1999
                                        -----------
         Equipment                          $162
         Less accumulated amortization      (100)
                                            ----
                                            $ 62
                                            ====

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

8.   LEASES (CONTINUED)

     The Company leases facilities and equipment under various non-cancelable operating leases. As of December 31, 2000, future minimum rental commitments for operating leases were:

                                              OPERATING
                                                LEASES
                                              ---------
         2001                                   $  683
         2002                                      657
         2003                                      435
         2004                                      260
         2005                                      235
         Thereafter                                600
                                                ------
         Total minimum lease payments           $2,870
                                                ======


     Rent expense, including equipment rentals, for 1998, 1999, and 2000 was $410, $1,054, and $727, respectively.

9.   TENNESSEE FINANCING AGREEMENT

     On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Development Board") in connection with the Development Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the "Equipment Loan"). The Facility Note bears interest at 9.0% per annum commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Development Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Development Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Development Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan bears interest at 9.0% per annum, generally contains the same provisions as the Facility Note, and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004. As of December 31, 2000, the Company had used approximately $4,382 and $1,860 of the Facility Note and Equipment Loan, respectively, and correspondingly entered into further lease arrangements with the Development Board.

     All transactions related to the purchase of the notes by the Company from the Development Board and the lease arrangements from the Development Board to the Company have been offset against each other, and accordingly have no impact on the consolidated balance sheets. The assets acquired are included in property, plant and equipment. Similarly, the interest income and interest expense related to the notes and lease arrangements, respectively, have also been offset. The lease payments are equal to the amount of principal and interest payments on the notes, and accordingly have no impact on the consolidated statements of operations.

10.  LONG-TERM DEBT

                                                DECEMBER 31
                                            -------------------
                                              1999        2000
                                            -------     -------
7.0%  to 7.9% equipment loans               $ 2,744     $ 4,011
Variable rate equipment loan                  1,957       1,493
Non-interest bearing promissory
   note with incentive provisions             2,300       1,810
Other debt obligations                          349         183
                                            -------     -------
                                              7,350       7,497
Less current portion of long-term debt       (1,428)     (1,992)
                                            -------     -------
Long-term debt, less current portion        $ 5,922     $ 5,505
                                            =======     =======

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

10.  LONG-TERM DEBT (CONTINUED)

     In connection with the equipment loans, the Company provided collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loans. The variable rate loan bears interest at the prime rate minus 1.6%, or 7.9% on December 31, 2000. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. As of December 31, 2000, StarTek USA, Inc. was in compliance with these financial covenants.

     Future scheduled annual principal payments on long-term debt, including amounts related to the promissory note with waiver provisions and the promissory note with incentive provisions, as of December 31, 2000 were:

         2001         $ 1,992
         2002           1,993
         2003           1,052
         2004             738
         2005             190
         Thereafter     1,532
                      -------
                      $ 7,497
                      =======

11.  INCOME TAXES

     Significant components of the provision for income taxes were:

                       1998       1999      2000
                     -------    -------    -------
Current:
  Federal            $ 5,311    $ 7,054    $ 8,729
  Foreign                123        864      1,123
  State                  249        762        869
                     -------    -------    -------
Total current          5,683      8,680     10,721
Deferred:
  Federal               (678)      (765)       548
  State                 (104)      (115)       137
                     -------    -------    -------
Total deferred          (782)      (880)       685
                     -------    -------    -------
Income tax expense   $ 4,901    $ 7,800    $11,406
                     =======    =======    =======

     The Company is subject to foreign income taxes on certain of its operations.

     Income tax benefits associated with disqualifying dispositions of incentive stock options during 1999 and 2000 reduced income taxes by $1,654 and $710 for 1999 and 2000, respectively. Such benefits were recorded as an increase to additional paid-in capital.

     Significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included in the accompanying balance sheets as of December 31 were:

                                                           1999       2000
                                                         -------    -------
Deferred tax assets:
     Bad debt allowance                                  $   347    $   286
     Vacation accrual                                        433        233
     Deferred revenue                                        311        685
     Accrued expenses                                        668        310
     Unrealized loss on investments available for sale       360        292
     Other                                                   244         96
                                                         -------    -------
Total deferred tax assets                                  2,363      1,902
Long-term deferred tax liabilities:
         Tax depreciation in excess of book                 (422)      (666)
         Other                                               (24)       (59)
                                                         -------    -------
Total long-term deferred tax liabilities                    (446)      (725)
                                                         -------    -------
Net deferred tax assets                                  $ 1,917    $ 1,177
                                                         =======    =======

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

11.  INCOME TAXES (CONTINUED)

     Differences between U.S. federal statutory income tax rates and the Company's effective tax rates for the years ended December 31, 1998, 1999, and 2000 were:

                                                        1998      1999      2000
                                                       ------    ------    ------
Tax at U.S. statutory rates                              35.0%     35.0%     35.0%
State income taxes, net of federal tax benefit            3.2       3.1       3.2
Other, net                                               (1.7)     (0.6)     (1.2)
                                                       ------    ------    ------
                                                         36.5%     37.5%     37.0%
                                                       ======    ======    ======

12.  NET INTEREST INCOME AND OTHER

                                    YEAR ENDED DECEMBER 31
                                -----------------------------
                                 1998       1999       2000
                                -------    -------    -------
Interest income                 $ 2,122    $ 2,741    $ 3,527
Interest expense                    (58)      (332)      (332)
Other income and expense            190        405      1,460
                                -------    -------    -------
Net interest income and other   $ 2,254    $ 2,814    $ 4,655
                                =======    =======    =======

13.  STOCKHOLDERS' EQUITY

     In 1999 the Company reduced the number of shares of common stock the Company has the authority to issue from 95,000,000 shares to 18,000,000 shares and eliminated the authorization of preferred stock. As of December 31, 1999, common stock and additional paid-in capital consisted of:

         Common stock; 18,000,000 shares, $.01 par value, authorized;
              13,987,111  shares outstanding                            $   140
         Additional paid-in capital                                      45,681
                                                                        -------
                                                                        $45,821
                                                                        =======

     In 2000 the Company increased the number of shares of common stock the Company has the authority to issue from 18,000,000 shares to 32,000,000 shares. As of December 31, 2000, common stock and additional paid-in capital consisted of:

         Common stock; 32,000,000 shares, $.01 par value, authorized;
              14,033,221  shares outstanding                             $   140
         Additional paid-in capital                                       47,095
                                                                         -------
                                                                         $47,235
                                                                         =======

14.  STOCK OPTIONS

     Stock option plans have been established since 1997 to provide stock options, SARs and incentive stock options (cumulatively referred to as "Options") to key employees, directors (other than non-employee directors), consultants, and other independent contractors. The Stock Option Plan ("Option Plan") provides for Options to be granted for a maximum of 985,000 shares of common stock, which are to be awarded by determination of committee of non-employee directors. Unless otherwise determined by the committee, all Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options' grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the Options' grant date; (ii) three months after termination of employment; (iii) six months after the participant's death; or (iv) immediately upon termination for "cause".

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

                         STARTEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

14.  STOCK OPTIONS (CONTINUED)

     Stock option activity during 1998, 1999, and 2000 consisted of:

                                   1998        1999        2000
                                 --------    --------    --------
Outstanding as of beginning of    611,500     613,800     605,710
year
Granted                            36,200     194,550     163,800
Exercised                              --    (158,540)    (46,110)
Canceled                          (33,900)    (44,100)    (75,320)
                                 --------    --------    --------
Outstanding as of end of year     613,800     605,710     648,080
                                 ========    ========    ========
Exercisable as of end of year     140,200     107,820     203,540
                                 ========    ========    ========

     As of December 31, 1998, the exercise price per share for options outstanding was $15.00 for 583,000 options, $13.06 for 8,000 options, $12.69 for 6,000 options, $12.25 for 7,600 options, and $10.38 for 9,200 options. As of December 31, 1999, the exercise price for options outstanding was $50.06 for 300 options, $42.75 for 89,650 options, $38.63 for 10,000 options, $32.81 for 22,700 options, $31.00 for 6,600 options, $18.50 for 47,200 options, $15.00 for 406,300 options, $13.06 for 2,000 options, $12.69 for 6,000 options, $12.25 for 7,600 options, and $10.38 for 7,360 options. As of December 31, 2000, the exercise price for options outstanding was $74.00 for 10,100 options, $65.00 for 14,000 options, $50.50 for 16,400 options, $50.06 for 200 options, $42.75 for 67,750 options, $38.94 for 1,200 options, $38.63 for 10,000 options, $34.00 for 5,900 options, $32.81 for 12,000 options, $31.00 for 2,500 options, $30.94 for 11,000 options, $30.56 for 21,200 options, $18.50 for 42,710 options, $17.69 for 55,500 options, $15.00 for 362,600 options, $13.06 for 2,000 options, $12.69 for 6,000 options, $12.25 for 6,140 options, and $10.38 for 880 options. As of December 31, 2000, there were 6,000 fully vested options exercisable at $65.00 per share, 40 fully vested options exercisable at $50.06 per share, 13,550 fully vested options exercisable at $42.75 per share, 10,000 fully vested options exercisable at $38.63 per share, 2,560 fully vested options exercisable at $32.81 per share, 500 fully vested options exercisable at $31.00 per share, 9,830 fully vested options exercisable at $18.50 per share, 151,400 fully vested options exercisable at $15.00 per share, 1,200 fully vested options exercisable at $13.06 per share, 6,000 fully vested options exercisable at $12.69 per share, 1,580 fully vested options exercisable at $12.25 per share, and 880 fully vested options exercisable at $10.38 per share. Options for 180,270 and 42,000 shares of the Company's common stock were available for future grant as of December 31, 2000 under the Option Plan and Director Option Plan, respectively.

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

     Fair value of options granted during 1998 was estimated as of date of grant using a Black-Scholes option pricing model and assuming a 5.5% risk-free interest rate, a seven year life, a 55.1% expected volatility, and no dividends. Fair value of options granted during 1999 was estimated as of date of grant using a Black-Scholes option pricing model assuming a range of 6.0% to 6.3% for the risk-free rate, a seven year life, a 72.1% expected volatility, and no dividends. Fair value of options granted during 2000 was estimated as of date of grant using a Black-Scholes option pricing model assuming a range of 5.5% to 6.7% for the risk-free rate, a seven year life, a 88.8% expected volatility, and no dividends. Weighted average grant date fair market value of options granted during 1998, 1999, and 2000 was approximately $7.00 per share, $24.24 per share, and $29.68 per share, respectively. Had this method been used in the determination of net income for 1998, net income would have decreased by $559 and basic and diluted earnings per share would have decreased by $0.04. Had this method been used in the determination of net income for 1999, net income would have decreased by $848 and basic and diluted earnings per share would have decreased by $0.06. Similarly, had this method been used in the determination of net income for 2000, net income would have decreased by $1,577 and basic and diluted earnings per share would have decreased by $0.11.

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

                               NORTH AMERICA   EUROPE        ASIA     ELIMINATIONS      TOTAL
                               -------------  --------     --------   ------------    --------
YEAR ENDED DECEMBER 31, 1998
Revenues                         $121,374     $  8,317     $ 11,293     $     --      $140,984
Operating profit                   10,279          330          582           --        11,191
Identifiable assets              $ 76,385     $  2,861     $  1,075     $   (120)     $ 80,201

YEAR ENDED DECEMBER 31, 1999
Revenues                         $156,008     $ 23,330     $ 25,889     $     --      $205,227
Operating profit                   14,877        1,818        1,314           --        18,009
Identifiable assets              $ 92,402     $  7,478     $  3,819     $ (2,264)     $101,435

YEAR ENDED DECEMBER 31, 2000
Revenues                         $153,032     $ 22,226     $ 25,492     $     --      $200,750
Operating profit                   21,864        2,896        1,411           --        26,171
Identifiable assets              $117,247     $  7,207     $  4,090     $ (6,261)     $122,283

16.  PRINCIPAL CLIENTS

     One client accounted for 72.5% and 77.5% of revenues for the year ended December 31, 1998 and 1999, respectively. Two clients accounted for 70.4%, and 14.5% of revenues for the year ended December 31, 2000. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of December 31, 2000.

17.  QUARTERLY DATA (UNAUDITED)

                                                                       1999 QUARTERS ENDED
                                                 -----------------------------------------------------------
                                                   MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                                 -----------     -----------     ------------    -----------
Revenues                                         $    40,850     $    45,723     $    52,279     $    66,375
Gross profit                                           7,686           8,507           9,690          12,464
Selling, general and administrative expenses           4,429           5,202           5,576           5,131
Operating profit                                       3,257           3,305           4,114           7,333
Net income                                       $     2,427     $     2,490     $     3,036     $     5,070

Earnings per share:
     Basic                                       $      0.18     $      0.18     $      0.22     $      0.36
     Diluted                                     $      0.18     $      0.18     $      0.21     $      0.35

Weighted average shares outstanding:

     Basic                                        13,828,571      13,832,246      13,856,554      13,979,393
     Diluted                                      13,828,571      13,832,246      14,191,360      14,283,613


                                                                       2000 QUARTERS ENDED
                                                 -----------------------------------------------------------
                                                   MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                                 -----------     -----------     ------------    -----------
Revenues                                         $    49,668     $    41,589     $    51,510     $    57,983
Gross profit                                          11,211          10,365          11,833          13,712
Selling, general and administrative expenses           5,185           4,857           5,284           5,624
Operating profit                                       6,026           5,508           6,549           8,088
Net income                                       $     4,241     $     4,158     $     4,947     $     6,074

Earnings per share:
     Basic                                       $      0.30     $      0.30     $      0.35     $      0.43
     Diluted                                     $      0.30     $      0.29     $      0.35     $      0.43

Weighted average shares outstanding:

     Basic                                        13,989,187      14,012,885      14,031,771      14,033,221
     Diluted                                      14,292,106      14,385,895      14,292,144      14,147,147

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

          3.3 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated by reference from Form 10-K
                    Annual Report filed with the Securities and Exchange
                    Commission on March 8, 2000).

          3.4 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated by reference from Form 10-Q
                    Quarterly Report filed with the Securities and Exchange
                    Commission on August 14, 2000).

          4.1 Specimen Common Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March
                    7, 1997).

          10.1 StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March
                    7, 1997).

          10.2 Form of Stock Option Agreement (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March
                    7, 1997).

          10.3 StarTek, Inc. Director Stock Option Plan (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

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

          10.25     Microsoft Corporation Manufacturing and Supply and Services
                    Agreement between StarTek, Inc. and Microsoft Corporation dated as of July 1, 1999 (incorporated by reference from Form 10-K Annual Report filed with the Securities and
                    Exchange Commission on March 8, 2000).

          10.26 Microsoft Ireland Operations Limited Manufacturing Agreement between StarTek Europe, Ltd. And Microsoft Ireland
                    Operations Limited dated as of February 1, 1999
                    (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March
                    8, 2000).

          10.27     StarTek Pacific, Ltd. Manufacturing Agreement dated as of
                    January 1, 1998 (incorporated by reference from Form 10-K
                    Annual Report filed with the Securities and Exchange
                    Commission on August 14, 2000).

          10.28 StarTek Pacific, Ltd. Supplemental Manufacturing Agreement dated as of January 1, 1998 (incorporated by reference from Form 10-K Annual Report filed with the Securities and
                    Exchange Commission on August 14, 2000).

         *10.29 Promissory Note of StarTek USA, Inc. dated December 19, 2000 in the principal amount of $2,145,000.00 payable to the order of KeyCorp Leasing, a division of Key Corporate
                    Capital, Inc., Security Agreement dated December 14, 2000 by and between StarTek USA, Inc. and KeyCorp


                    Leasing, and Amendment No. 1 to Security Agreement dated
                    December 14, 2000.

         *10.30 Employment agreement dated as of January 1, 2001 between StarTek, Inc. and Michael W. Morgan.

         *21.2      Subsidiaries of the Registrant.

         *23.1      Consent of Independent Auditors dated March 29, 2001.

* Filed with this Form 10-K

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

Date:  March 29, 2001
--------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Michael W. Morgan
--------------------------------------------
Michael W. Morgan
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 29, 2001
--------------------------------------------

/s/  Dennis M. Swenson
--------------------------------------------
Dennis M. Swenson

Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

Date: March 29, 2001
--------------------------------------------

/s/  E. Preston Sumner, Jr.
--------------------------------------------
E. Preston Sumner, Jr.
Executive Vice President and Chief Operating Officer

Date: March 29, 2001
--------------------------------------------

/s/  A. Emmet Stephenson, Jr.
--------------------------------------------
A. Emmet Stephenson, Jr.
Chairman of the Board

Date: March 29, 2001
--------------------------------------------

/s/  Ed Zschau
--------------------------------------------
Ed Zschau
Director

Date: March 29, 2001
--------------------------------------------

/s/  Jack D. Rehm
--------------------------------------------
Jack D. Rehm
Director

Date: March 29, 2001
--------------------------------------------

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

          3.3 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated by reference from Form 10-K
                    Annual Report filed with the Securities and Exchange
                    Commission on March 8, 2000).

          3.4 Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated by reference from Form 10-Q
                    Quarterly Report filed with the Securities and Exchange
                    Commission on August 14, 2000).

          4.1 Specimen Common Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March
                    7, 1997).

          10.1 StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March
                    7, 1997).

          10.2 Form of Stock Option Agreement (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March
                    7, 1997).

          10.3 StarTek, Inc. Director Stock Option Plan (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

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

          10.25     Microsoft Corporation Manufacturing and Supply and Services
                    Agreement between StarTek, Inc. and Microsoft Corporation dated as of July 1, 1999 (incorporated by reference from Form 10-K Annual Report filed with the Securities and
                    Exchange Commission on March 8, 2000).

          10.26 Microsoft Ireland Operations Limited Manufacturing Agreement between StarTek Europe, Ltd. And Microsoft Ireland
                    Operations Limited dated as of February 1, 1999
                    (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March
                    8, 2000).

          10.27     StarTek Pacific, Ltd. Manufacturing Agreement dated as of
                    January 1, 1998 (incorporated by reference from Form 10-K
                    Annual Report filed with the Securities and Exchange
                    Commission on August 14, 2000).

          10.28 StarTek Pacific, Ltd. Supplemental Manufacturing Agreement dated as of January 1, 1998 (incorporated by reference from Form 10-K Annual Report filed with the Securities and
                    Exchange Commission on August 14, 2000).

         *10.29 Promissory Note of StarTek USA, Inc. dated December 19, 2000 in the principal amount of $2,145,000.00 payable to the order of KeyCorp Leasing, a division of Key Corporate
                    Capital, Inc., Security Agreement dated December 14, 2000 by and between StarTek USA, Inc. and KeyCorp


                    Leasing, and Amendment No. 1 to Security Agreement dated
                    December 14, 2000.

         *10.30 Employment agreement dated as of January 1, 2001 between StarTek, Inc. and Michael W. Morgan.

         *21.2      Subsidiaries of the Registrant.

         *23.1      Consent of Independent Auditors dated March 29, 2001.

* Filed with this Form 10-K