Form 10-Q
period 2001-03-31
STARTEK INC
filed 2001-05-14
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001.
                                                             --------------

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

Common Stock, $.01 Par Value - 14,035,101 shares as of May 1, 2001.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
               December 31, 2000 and March 31, 2001                        3

         Condensed Consolidated Income Statements -
               Three months ended March 31, 2000 and 2001                  4

         Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 2000 and 2001                  5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk                                                12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        15

Item 6.  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                16

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                            DECEMBER 31       MARCH 31
                                                                2000            2001
                                                            ------------    ------------
                                                                            (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                             $     22,543    $     16,295
      Investments                                                 32,413          37,962
      Trade accounts receivable, less allowance for
         doubtful accounts of $672 and $659, respectively         20,399          13,756
      Inventories                                                  1,946           2,257
      Deferred tax assets                                          1,902           2,073
      Prepaid expenses and other assets                              742             979
                                                            ------------    ------------
Total current assets                                              79,945          73,322

Property, plant and equipment, net                                29,891          30,407
Investment in Gifts.com, Inc., at cost                             2,606           2,606
Notes receivable from Gifts.com, Inc.                              9,807           9,807
Other assets                                                          34              34
                                                            ------------    ------------
Total assets                                                $    122,283    $    116,176
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $      8,375    $      7,674
      Accrued liabilities                                          5,962           5,997
      Income taxes payable                                         3,108           1,961
      Line of credit                                               4,000              --
      Current portion of long-term debt                            1,992           1,974
      Other                                                          362             331
                                                            ------------    ------------
Total current liabilities                                         23,799          17,937

Long-term debt, less current portion                               5,505           4,839
Deferred income taxes                                                725             760
Other                                                                290             143

Stockholders' equity:
      Common stock                                                   140             140
      Additional paid-in capital                                  47,095          47,121
      Cumulative translation adjustment                                8             (12)
      Unrealized loss on investments available for sale             (495)           (962)
      Retained earnings                                           45,216          46,210
                                                            ------------    ------------
Total stockholders' equity                                        91,964          92,497
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $    122,283    $    116,176
                                                            ============    ============



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                THREE MONTHS ENDED
                                                     MARCH 31
                                            ---------------------------
                                                2000           2001
                                            ------------   ------------
Revenues                                    $     49,668   $     32,432
Cost of services                                  38,457         23,682
                                            ------------   ------------
Gross profit                                      11,211          8,750

Selling, general and
     administrative expenses                       5,185          5,802
                                            ------------   ------------
Operating profit                                   6,026          2,948
Net interest income and other                        716          1,665
Non-recurring loss on impaired investment             --         (3,040)
                                            ------------   ------------
Income before income taxes                         6,742          1,573
Income tax expense                                 2,501            580
                                            ------------   ------------
Net income(A)                               $      4,241   $        993
                                            ============   ============

Weighted average shares of
     common stock(B)                          13,989,184     14,034,015
Dilutive effect of stock options                 302,922         30,793
                                            ------------   ------------
Common stock and common stock
     equivalents(C)                           14,292,106     14,064,808
                                            ============   ============

Earnings per share:
     Basic (A/B)                            $       0.30   $       0.07
     Diluted (A/C)                          $       0.30   $       0.07



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
OPERATING ACTIVITIES
Net income                                                    $      4,241    $        993
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                  1,132           1,454
      Deferred income taxes                                            125             151
      Changes in operating assets and liabilities:
         Purchases of trading securities, net                       (2,760)         (1,047)
         Trade accounts receivable, net                              2,618           6,643
         Inventories                                                (1,196)           (311)
         Prepaid expenses and other assets                              34            (237)
         Accounts payable                                           (1,102)           (701)
         Income taxes payable                                        1,583          (1,147)
         Accrued and other liabilities                               1,131            (141)
                                                              ------------    ------------
Net cash provided by operating activities                            5,806           5,657

INVESTING ACTIVITIES
Purchases of investments available for sale                         (9,878)         (7,147)
Proceeds from disposition of investments available for sale          5,629           1,903
Purchases of property, plant and equipment                          (1,019)         (1,896)
                                                              ------------    ------------
Net cash used in investing activities                               (5,268)         (7,140)

FINANCING ACTIVITIES
Stock options exercised                                                289              26
Principal payments on borrowings, net                                 (357)         (4,685)
Principal payments on capital lease obligations                         (9)             --
                                                              ------------    ------------
Net cash used in financing activities                                  (77)         (4,659)
Effect of exchange rate changes on cash                                 85            (106)
                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents                   546          (6,248)
Cash and cash equivalents at beginning of period                    11,943          22,543
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $     12,489    $     16,295
                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                        $         86    $         95
Income taxes paid                                             $        746    $      1,531
(Increase) in unrealized loss on investments available
       for sale, net of tax                                   $       (138)   $       (467)



See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three months ended March 31, 2001 are not necessarily indicative of operating results that may be expected during any other interim period of 2001.

         The condensed consolidated balance sheet as of December 31, 2000 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to consolidated financial statements and footnotes thereto included in StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 2000.

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

4.       NON-RECURRING LOSS ON IMPAIRED INVESTMENT

         In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Lender and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believes it is probable its investment in Six Sigma has been impaired, and as of March 31, 2001 has taken a charge for a non-recurring loss on the entire investment balance of $3,000 and accrued interest and fees of $40. The Company will continue to pursue recovery of this investment.

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

5.       INVESTMENTS

         As of December 31, 2000, investments available for sale consisted of:

                                          GROSS        GROSS       ESTIMATED
                                        UNREALIZED   UNREALIZED       FAIR
                              COST        GAINS        LOSSES        VALUE
                           ----------   ----------   ----------    ----------
Corporate bonds            $    7,081   $      139           --    $    7,220
Foreign government bonds        1,438          178           --         1,616
Equity securities               9,871           --   $   (1,107)        8,764
                           ----------   ----------   ----------    ----------
Total                      $   18,390   $      317   $   (1,107)   $   17,600
                           ==========   ==========   ==========    ==========

         As of March 31, 2001, investments available for sale consisted of:

                                           GROSS        GROSS       ESTIMATED
                                        UNREALIZED    UNREALIZED       FAIR
                              COST         GAINS        LOSSES        VALUE
                           ----------   ----------    ----------    ----------
Corporate bonds            $    8,609   $      254                  $    8,863
Foreign government bonds        1,438          231                       1,669
Equity securities              13,580                 $   (2,011)       11,569
                           ----------   ----------    ----------    ----------
Total                      $   23,627   $      485    $   (2,011)   $   22,101
                           ==========   ==========    ==========    ==========

         As of March 31, 2001, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

                                                                              ESTIMATED
                                                                   COST      FAIR VALUE
                                                                ----------   ----------
Corporate bonds and foreign government bonds maturing within:
       One year                                                 $    6,527   $    6,794
       Two to five years                                             2,082        2,069
       Due after five years                                          1,438        1,669
                                                                ----------   ----------
                                                                    10,047       10,532

Equity securities                                                   13,580       11,569
                                                                ----------   ----------
Total                                                           $   23,627   $   22,101
                                                                ==========   ==========

         Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

         As of December 31, 2000, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $14,571 and $14,813, respectively. As of March 31, 2001, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $15,560 and $15,860, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of March 31, 2001, the Company had sold call options for a total of 83,000 shares of US equity securities which, in the aggregate, had a basis and market value of $152 and $42, respectively, and sold put options for a total of 32,500 shares of US equity securities which, in the aggregate, had a basis and market value of $44 and $71, respectively. The foregoing call and put options were reported net as components of trading securities and expire April 21, 2001.

         Risk of loss to the Company regarding its current investments in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. The foregoing call and put options may involve

                         STARTEK, INC. AND SUBSIDIARIES

                  (dollars in thousands, except per share data)
                                   (unaudited)

5.       INVESTMENTS (CONTINUED)

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

6.       INVENTORIES

         The Company purchases components of its clients' products as an integral part of its supply chain management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. The Company generally has the right to be reimbursed from its clients for unused inventories. Client-owned inventories are not valued in the Company's balance sheet. Inventories consisted of:

                           DECEMBER 31      MARCH 31
                               2000           2001
                           ------------   ------------
Purchased components and
   fabricated assemblies   $      1,524   $      1,682
Finished goods                      422            575
                           ------------   ------------
                           $      1,946   $      2,257
                           ============   ============

7.       GIFTS.COM, INC.

         Through its wholly-owned subsidiary Domain.com, Inc., the Company has a 19.9% investment in and notes receivable from Gifts.com, Inc. of $12,413 in the aggregate. The Company's investment in Gifts.com, Inc. is carried at cost.

         During the three months ended March 31, 2000, the Company recognized $605 of revenues related to services performed for Gifts.com, Inc. and $158 of interest income. During the three months ended March 31, 2001, the Company recognized $175 of interest income. As of March 31, 2001, regular quarterly interest of $175 was due and current from Gifts.com, Inc.

         Management believes the Company's investment in and notes receivable from Gifts.com, Inc. are recoverable and no impairment loss provision is necessary. Gifts.com, Inc. is currently experiencing operating losses, negative cash flows, and a deficiency in working capital. The Company could lose its entire investment in and notes receivable from Gifts.com, Inc. An impairment of the Company's investment in and notes receivable from Gifts.com, Inc. could have an adverse effect on the Company's result of operations and financial condition. The Company does not exercise significant influence over financial or operating policies of Gifts.com, Inc.

8.       PRINCIPAL CLIENTS

         Three clients accounted for 41.7%, 36.6%, and 11.6% of the Company's revenues during the three months ended March 31, 2001. Two clients accounted for approximately 70.1% and 10.1% of revenues during the three months ended March 31, 2000. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of March 31, 2001.

9.       COMPREHENSIVE INCOME

         Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $4,143 and $507 for the three months ended March 31, 2000 and 2001, respectively.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's investment in and note receivable from Gifts.com, Inc., risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2000.

         The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

                                             THREE MONTHS ENDED MARCH 31
                                            ----------------------------
                                                2000            2001
                                            ------------    ------------
Revenues                                           100.0%          100.0%
Cost of services                                    77.4            73.0
                                            ------------    ------------
Gross profit                                        22.6            27.0
Selling, general and administrative
    expenses                                        10.4            17.9
                                            ------------    ------------
Operating profit                                    12.2             9.1
Net interest income and other                        1.4             5.1
Non-recurring loss on impaired investment             --            (9.3)
                                            ------------    ------------
Income before income taxes                          13.6             4.9
Income tax expense                                   5.0             1.8
                                            ------------    ------------
Net income                                           8.6%            3.1%
                                            ============    ============

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues decreased $17.3 million, or 34.7%, from $49.7 million to $32.4 million during the three months ended March 31, 2000 and 2001, respectively. This decrease was largely due to reduced revenue from the Company's largest client which provided 70.1% and 41.7% of revenues in the three months ended March 31, 2000 and 2001, respectively, partially offset by increased services provided to certain other clients, one of which provided 36.6% of revenues in the three months ended March 31, 2001. The Company believes its share of business from its largest client has not declined.

         Cost of Services. Cost of services decreased $14.8 million, or 38.4%, from $38.5 million to $23.7 million during the three months ended March 31, 2000 and 2001, respectively. As a percentage of revenues, cost of services was 77.4% and 73.0% during the three months ended March 31, 2000 and 2001, respectively. This percentage amount declined mainly as a result of improved processes, better operating efficiency, and changes in the mix of services provided.

         Gross Profit. Due to the foregoing factors, gross profit decreased $2.4 million, or 22.0%, from $11.2 million to $8.8 million during the three months ended March 31, 2000 and 2001, respectively. As a percentage of revenues, gross profit was 22.6% and 27.0% during the three months ended March 31, 2000 and 2001, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million, or 11.9%, from $5.2 million to $5.8 million during the three months ended March 31, 2000 and 2001, respectively. As a percentage of revenues, selling, general and administrative expenses were 10.4% and 17.9% during the three months ended March 31, 2000 and 2001, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the spreading of relatively fixed costs over a smaller revenue base together with increased costs of developing systems and infrastructure.

         Operating Profit. As a result of the foregoing factors, operating profit decreased from $6.0 million to $2.9 million during the three months ended March 31, 2000 and 2001, respectively. As a percentage of revenues, operating profit was 12.2% and 9.1% during the three months ended March 31, 2000 and 2001, respectively.

         Net Interest Income and Other. Net interest income and other was approximately $0.7 million and $1.7 million during the three months ended March 31, 2000 and 2001, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

         Non-Recurring Loss on Impaired Investment. The Company believes it is probable that its $3.0 million investment plus accrued interest and fees in Six Sigma, LLC has been impaired and has taken a charge for a non-recurring loss on the entire investment balance as of March 31, 2001. See Note 4 to the Financial Statements.

         Income Before Income Taxes. As a result of the foregoing factors, income before income taxes decreased $5.1 million, or 76.7%, from $6.7 million to $1.6 million during the three months ended March 31, 2000 and 2001, respectively. As a percentage of revenues, income before income taxes decreased from 13.6% to 4.9% during the three months ended March 31, 2000 and 2001, respectively.

         Income Tax Expense. Income tax expense during the three months ended March 31, 2000 and 2001 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.1% and 36.9%, respectively.

         Net Income. Based on the factors discussed above, net income decreased $3.2 million, or 76.6%, from $4.2 million to $1.0 million during the three months ended March 31, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

         The Company had a $5.0 million line of credit with Wells Fargo Bank West, N.A. (the "Bank") that matured on April 30, 2001. The Company has renewed this line of credit on an unsecured basis. Borrowings under the new line of credit bear interest at the Bank's prime rate minus 1% (7.00% as of March 31, 2001). Under this new line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit (excluding any adjustments of carrying value pertaining to Gifts.com, Inc). The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of March 31, 2001 and the date of this Form 10-Q the Company was in compliance with the financial covenants pertaining to the unsecured line of credit.

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

         As of March 31, 2001, the Company had cash, cash equivalents, and investment balances of $54.3 million, working capital of $55.4 million, and stockholders' equity of $92.5 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

         The Company has committed to spend approximately $1.6 million in the remainder of 2001 related to property, plant, and equipment.

         Net cash provided by operating activities was $5.8 million and $5.7 million for the three months ended March 31, 2000 and 2001, respectively. This decrease was primarily a result of a decrease in net income and income taxes payable, partially offset by increases in accounts receivable and a decrease in net purchases of trading securities. Without the effect of net purchases of trading securities, and the non-recurring loss on impaired investment, operating cash flows were $8.6 million and $9.7 million for 2000 and 2001, respectively.

         Net cash used in investing activities was $5.3 million and $7.1 million for the three months ended March 31, 2000 and 2001, respectively. This increase was primarily due to a net increase in investments available for sale together with an increase in purchases of property, plant, and equipment.

         Net cash used in financing activities was $ 0.1 million and $4.7 million for the three months ended March 31, 2000 and 2001, respectively. Financing activities, during both periods, consisted of principal payments on borrowings and capital lease obligations, offset by proceeds from exercises of employee stock options.

         The effect of currency exchange rate changes on translation of the Company's United Kingdom and Singapore operations was not substantial during the three months ended March 31, 2001. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

         Management believes the Company's cash, cash equivalents, investments, anticipated cash flows from future operations, and $10.0 million line of credit will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. Liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to support the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available, or if available, it will be available on terms favorable to the Company.

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

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

         Microsoft Corporation ("Microsoft") accounted for 70.1% and 41.7% of the Company's revenues during the three months ended March 31, 2000 and 2001, respectively. The Company believes its share of business from Microsoft has not declined. AT&T Corporation accounted for less than 10.0% of the Company's revenues during the three months ended March 31, 2000 and 36.6% of the Company's revenues during the three months ended March 31, 2001. America Online accounted for 10.1% and 11.6% of the Company's revenues during the three months ended March 31, 2000 and 2001, respectively. Loss of a principal client(s) and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse affect on the Company's business, revenues, operating results, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), would be able to timely replace such clients with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the three months ended March 31, 2001 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

RISKS RELATED TO THE COMPANY'S INVESTMENT IN AND NOTES RECEIVABLE FROM GIFTS.COM, INC.

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of March 31, 2001. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 1999, provides for investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2000.

Interest Rate Sensitivity and Other General Market Risks

         Cash and Cash Equivalents. The Company had $16.3 million in cash and cash equivalents, which consisted of: (i) $15.7 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 5.85%; and (ii) $0.6 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

         Investments Available for Sale. The Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $23.6 million and $22.1 million, respectively. Investments available for sale generally consisted of corporate bonds, foreign government bonds denominated in US dollars, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if interest and/or inflation rates or market expectations thereon increase.

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

         The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

                               WEIGHTED                                   EXPECTED MATURITY DATE
                               AVERAGE                                            -COST-
                            INTEREST RATES                                (DOLLARS IN THOUSANDS)
                            ---------------------------------------------------------------------------------------------------
                                             1 year   2 years   3 years   4 years   5 years   Thereafter    Total    FAIR VALUE
                                             ------   -------   -------   -------   -------   ----------   -------   ----------
Corporate bonds                      8.30%   $6,527             $    --   $    --   $    --                $ 6,527   $    6,794
Corporate bonds                      8.73%            $ 2,082                                                2,082        2,069
Foreign government bonds             9.26%                                                    $    1,438     1,438        1,669
                                             ------   -------   -------   -------   -------   ----------   -------   ----------
Total                                        $6,527   $ 2,082   $    --   $    --   $    --   $    1,438   $10,047   $   10,532
                                             ======   =======   =======   =======   =======   ==========   =======   ==========

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

         As part of its investments available for sale portfolio, the Company was invested in equity securities which, in aggregate, had an original cost and fair market value of $13.6 million and $11.6 million, respectively.

         Outstanding Debt of the Company. The Company had outstanding debt of $6.8 million, $1.6 million of which bears interest at an annual fixed rate of 7.0%, and $1.6 million of which bears no interest as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.4 million outstanding, whereby the Company is expected to repay its debt at a variable rate of interest (6.9%)
over a forty-eight month period. Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (7.0%). The Company had no outstanding line of credit obligations. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks, General Market Risks, and Other Risks

         Equity Securities. The Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in the aggregate, of $13.6 million and $11.6 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

         Trading Securities. The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $15.6 million and $15.9 million, respectively. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of March 31, 2001, the Company had sold call options for a total of 83,000 shares of US equity securities which, in the aggregate, had a basis and market value of $0.2 million and $0.0 million, and sold put options for a total of 32,500 shares of US equity securities which, in the aggregate, had a basis and market value of $0.0 million and $0.1 million. The foregoing call and put options were reported net as components of trading securities and expire April 21, 2001.

         Non-Recurring Loss on Impaired Investment. In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Lender and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believes it is probable its investment in Six Sigma has been impaired, and as of March 31, 2001 has taken a charge for a non-recurring loss on the entire investment balance of $3,000 and accrued interest and fees of $40. The Company will continue to pursue recovery of this investment.

         Risk of loss regarding its current investments to the Company in the event of nonperformance by any party is not considered substantial. Because of potential limited liquidity of some of these instruments, recorded values of these transactions may be different from values that might be realized if the Company were to sell or close out the transactions. Such differences are not considered substantial to the Company's results of operations, financial condition, or liquidity. The foregoing call and put options, may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse effect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

         Of the Company's revenues for the three months ended March 31, 2001, 19.1% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its United Kingdom and Singapore operations.

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

PART II. OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Sales of Unregistered Securities

                  The Company did not issue or sell unregistered securities during the three months ended March 31, 2001 except as follows:

                           On January 2, 2001, the Company granted options to purchase 21,600 shares of common stock, in the aggregate, to 216 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning January 2, 2002, expire January 2, 2011, and are exercisable at price of $14.94 per share, which was the market value of the Company's common stock on the date the options were granted.

                           On January 8, 2001, the Company granted options to purchase 100,000 shares of common stock, in the aggregate, to the Company's Chief Executive Officer pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning January 8, 2002, expire January 8, 2011, and are exercisable at price of $14.94 per share, which was the market value of the Company's common stock on the date the options were granted.

                           On March 9, 2001, the Company granted options to purchase 51,600 shares of common stock, in the aggregate, to 16 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning March 9, 2002, expire March 9, 2011, and are exercisable at price of $14.50 per share, which was the market value of the Company's common stock on the date the options were granted.

                  The foregoing stock option grants were made in reliance upon exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.31 Amendment dated April 23, 2001 to the Startek, Pacific, Inc. Manufacturing agreement dated January 1, 1998 between StarTek Pacific, Ltd. and Mentor Media Ltd.

                  10.32 Assignment and Amendment dated January 1, 2001 to the Microsoft Corporation Manufacturing Agreement dated January 1, 1998 between Microsoft Corporation and StarTek, Inc.

                  10.33 Credit Agreement and $10,000,000 Revolving Line of Credit Note dated April 30, 2001 between StarTek, Inc. and Wells Fargo Bank West, National Association.

         (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STARTEK, INC.
                                       -----------------------------------------
                                       (Registrant)


Date: May 14, 2001                     /s/ A. EMMET STEPHENSON, JR.
     -----------------------------     -----------------------------------------
                                       A. Emmet Stephenson, Jr.
                                       Chairman of the Board


Date: May 14, 2001                     /s/ DENNIS M. SWENSON
     -----------------------------     -----------------------------------------
                                       Dennis M. Swenson
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                INDEX TO EXHIBITS

                 EXHIBIT
                 NUMBER                      DESCRIPTION
                 -------                     -----------
                  10.31    Amendment dated April 23, 2001 to the Startek,
                           Pacific, Inc. Manufacturing agreement dated January
                           1, 1998 between StarTek Pacific, Ltd. and Mentor
                           Media Ltd.

                  10.32    Assignment and Amendment dated January 1, 2001 to the
                           Microsoft Corporation Manufacturing Agreement dated
                           January 1, 1998 between Microsoft Corporation and
                           StarTek, Inc.

                  10.33    Credit Agreement and $10,000,000 Revolving Line of
                           Credit Note dated April 30, 2001 between StarTek,
                           Inc. and Wells Fargo Bank West, National Association.