Form 10-Q
period 2001-06-30
STARTEK INC
filed 2001-08-14
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 14,049,161 shares as of July 31, 2001.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets -
             December 31, 2000 and June 30, 2001                                          3

         Condensed Consolidated Income Statements -
             Three months ended June 30, 2000 and 2001
             Six months ended June 30, 2000 and 2001                                      4

         Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 2000 and 2001                                      5

         Notes to Condensed Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          9

Item 3.  Quantitative and Qualitative Disclosure About
             Market Risk                                                                 13

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                       16

Item 4.  Submission of Matters to a Vote of Security Holders                             17

Item 6.  Exhibits and Reports on Form 8-K                                                17

SIGNATURES                                                                               18

PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                 DECEMBER 31       JUNE 30
                                                                     2000            2001
                                                                 ------------    ------------
                                                                                  (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                  $     22,543    $     10,607
      Investments                                                      32,413          40,534
      Trade accounts receivable, less allowance for
         doubtful accounts of $672 and $772, respectively              20,399          15,379
      Inventories                                                       1,946           2,866
      Deferred tax assets                                               1,902           2,421
      Prepaid expenses and other assets                                   742             792
                                                                 ------------    ------------
Total current assets                                                   79,945          72,599

Property, plant and equipment, net                                     29,891          34,903
Investment in Gifts.com, Inc., at cost                                  2,606           2,606
Notes receivable from Gifts.com, Inc.                                   9,807           9,807
Other assets                                                               34             476
                                                                 ------------    ------------
Total assets                                                     $    122,283    $    120,391
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                           $      8,375    $     10,602
      Accrued liabilities                                               5,962           5,492
      Income taxes payable                                              3,108           1,283
      Line of credit                                                    4,000              --
      Current portion of long-term debt                                 1,992           2,008
      Other                                                               362             311
                                                                 ------------    ------------
Total current liabilities                                              23,799          19,696

Long-term debt, less current portion                                    5,505           4,186
Deferred income taxes                                                     725             714
Other                                                                     290             108

Stockholders' equity:
      Common stock                                                        140             140
      Additional paid-in capital                                       47,095          47,228
      Cumulative translation adjustment                                     8              22
      Unrealized loss on investments available for sale                  (495)         (1,500)
      Retained earnings                                                45,216          49,797
                                                                 ------------    ------------
Total stockholders' equity                                             91,964          95,687
                                                                 ------------    ------------
Total liabilities and stockholders' equity                       $    122,283    $    120,391
                                                                 ============    ============


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                 ---------------------------   ----------------------------
                                                     2000           2001           2000            2001
                                                 ------------   ------------   ------------    ------------
Revenues                                         $     41,589   $     42,342   $     91,257    $     74,774
Cost of services                                       31,224         31,965         69,682          55,647
                                                 ------------   ------------   ------------    ------------
Gross profit                                           10,365         10,377         21,575          19,127

Selling, general and
         administrative expenses                        4,857          6,211         10,041          12,013
                                                 ------------   ------------   ------------    ------------
Operating profit                                        5,508          4,166         11,534           7,114
Net interest income and other                           1,102          1,600          1,818           3,265
Non-recurring loss on impaired investment
                                                           --             --             --          (3,040)
                                                 ------------   ------------   ------------    ------------
Income before income taxes                              6,610          5,766         13,352           7,339
Income tax expense                                      2,452          2,179          4,953           2,759
                                                 ------------   ------------   ------------    ------------
Net income (A)                                   $      4,158   $      3,587   $      8,399    $      4,580
                                                 ============   ============   ============    ============

Weighted average shares of common
stock (B)                                          14,012,885     14,035,404     14,001,034      14,034,713
Dilutive effect of stock options                      373,010         80,133        337,966          55,463
                                                 ------------   ------------   ------------    ------------
Common stock and common stock
equivalents (C)                                    14,385,895     14,115,537     14,339,000      14,090,176
                                                 ============   ============   ============    ============

Earnings per share:
         Basic (A/B)                             $       0.30   $       0.26   $       0.60    $       0.33
         Diluted (A/C)                           $       0.29   $       0.25   $       0.59    $       0.33

See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                   ------------------------
                                                                      2000          2001
                                                                   ----------    ----------
OPERATING ACTIVITIES
Net income                                                         $    8,399    $    4,580
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                     2,370         2,922
      Deferred income taxes                                              (185)           75
      (Gain) loss on sale of assets                                       (84)           --
      Changes in operating assets and liabilities:
         Purchases of trading securities, net                          (5,890)       (3,252)
         Trade accounts receivable, net                                 9,549         5,021
         Inventories                                                    2,702          (920)
         Prepaid expenses and other assets                                 29          (492)
         Accounts payable                                              (9,577)        2,227
         Income taxes payable                                            (194)       (1,825)
         Accrued and other liabilities                                    823          (703)
                                                                   ----------    ----------
Net cash provided by operating activities                               7,942         7,633

INVESTING ACTIVITIES
Purchases of investments available for sale                           (10,874)      (19,219)
Proceeds from disposition of investments available for sale             9,089        12,732
Purchases of property, plant and equipment                             (1,967)       (7,861)
Proceeds from disposition of property plant and equipment                 284            --
                                                                   ----------    ----------
Net cash used in investing activities                                  (3,468)      (14,348)

FINANCING ACTIVITIES
Stock options exercised                                                   665           133
Principal payments on borrowings, net                                    (690)       (5,302)
Principal payments on capital lease obligations                           (17)           --
                                                                   ----------    ----------
Net cash used in financing activities                                     (42)       (5,169)
Effect of exchange rate changes on cash                                   251           (52)
                                                                   ----------    ----------
Net increase (decrease) in cash and cash equivalents                    4,683       (11,936)
Cash and cash equivalents at beginning of period                       11,943        22,543
                                                                   ----------    ----------
Cash and cash equivalents at end of period                         $   16,626    $   10,607
                                                                   ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                             $      172    $      179
Income taxes paid                                                  $    5,572    $    2,980
(Increase) in unrealized loss on investments available
       for sale, net of tax                                        $       88    $   (1,004)




See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2001 are not necessarily indicative of operating results that may be expected during any other interim period of 2001.

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

3.       NON-RECURRING LOSS ON IMPAIRED INVESTMENT

     In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Mortgage Company and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believes it is probable its investment in Six Sigma has been impaired, and as of March 31, 2001 has taken a charge for a non-recurring loss on the entire investment balance of $3,000 and accrued interest and fees of $40. The Company will continue to pursue recovery of this investment.

4.       INVESTMENTS

     As of December 31, 2000, investments available for sale consisted of:

                                             GROSS        GROSS       ESTIMATED
                                           UNREALIZED   UNREALIZED      FAIR
                                  COST       GAINS        LOSSES        VALUE
                                --------   ----------   ----------    ----------
Corporate bonds                 $  7,081   $      139           --    $    7,220
Foreign government bonds           1,438          178           --         1,616
Equity securities                  9,871           --   $   (1,107)        8,764
                                --------   ----------   ----------    ----------
Total                           $ 18,390   $      317   $   (1,107)   $   17,600
                                ========   ==========   ==========    ==========

     As of June 30, 2001, investments available for sale consisted of:

                                             GROSS        GROSS       ESTIMATED
                                           UNREALIZED   UNREALIZED      FAIR
                                  COST       GAINS        LOSSES        VALUE
                                --------   ----------   ----------    ----------
Corporate bonds                 $ 14,083   $       --   $     (429)   $   13,654
Foreign government bonds
Equity securities                 17,292                    (1,974)       15,318
                                --------   ----------   ----------    ----------
Total                           $ 31,375   $       --   $   (2,403)   $   28,972
                                ========   ==========   ==========    ==========

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

4.       INVESTMENTS (CONTINUED)

         As of June 30, 2001, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

                                                         ESTIMATED
                                                 COST    FAIR VALUE
                                               --------  ----------
        Corporate bonds maturing within:
               One year                        $ 14,083  $   13,654
        Equity securities                        17,292      15,318
                                               --------  ----------
        Total                                  $ 31,375  $   28,972
                                               ========  ==========

     Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

     As of December 31, 2000, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $14,571 and $14,813, respectively. As of June 30, 2001, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $11,619 and $11,562, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives.

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

5.       INVENTORIES

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

                                        DECEMBER 31    JUNE 30
                                           2000          2001
                                        -----------    -------
         Purchased components and
            fabricated assemblies       $     1,524    $ 2,614
         Finished goods                         422        252
                                        -----------    -------
                                        $     1,946    $ 2,866
                                        ===========    =======

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

6.       GIFTS.COM, INC.

     Through its wholly-owned subsidiary Domain.com, Inc., the Company has a 19.9% investment in and notes receivable from Gifts.com, Inc. of $12,413 in the aggregate. The Company's investment in Gifts.com, Inc. is carried at cost.

     During the three months ended June 30, 2000, the Company recognized approximately $270 of revenues related to services performed for Gifts.com, Inc., and approximately $173 of interest income. During the six months ended June 30, 2000, the Company recognized approximately $875 of revenues related to services performed for Gifts.com, Inc. and approximately $331 of interest income. During the three months ended June 30, 2001, the Company recognized $150 of interest income. During the six months ended June 30, 2001, the Company recognized $325 of interest income. As of June 30, 2001, regular quarterly interest of $150 was due and current from Gifts.com, Inc.

     Management believes the Company's investment in and notes receivable from Gifts.com, Inc. are recoverable and no permanent impairment loss provision is necessary. Gifts.com, Inc. is currently experiencing operating losses, negative cash flows, and a deficiency in working capital. Domain.com, Inc. does not currently intend to make further contributions to Gifts.com, Inc. To the extent Domain.com, Inc. has not participated in financing of Gifts.com, Inc. in 2001, Domain.com, Inc.'s interest in Gifts.com, Inc. could be diluted. The Company could lose its entire investment in and notes receivable from Gifts.com, Inc. Although a permanent impairment of the Company's investment in and notes receivable from Gifts.com, Inc. could have a material adverse effect on the Company's statement of income and stockholders' equity, a write-off would not adversely effect the Company's cash. The Company does not exercise significant influence over financial or operating policies of Gifts.com, Inc.

7.       PRINCIPAL CLIENTS

     Two clients accounted for 67.2% and 14.3% of revenues during the three months ended June 30, 2000. Two clients accounted for 56.9%, and 29.7% of the Company's revenues during the three months ended June 30, 2001. Two clients accounted for 68.8% and 11.5% of revenues during the six months ended June 30, 2000. Two clients accounted for 50.3% and 32.7% of revenues for the six months ended June 30, 2001. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of June 30, 2001.

8.       COMPREHENSIVE INCOME

         Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $4,497 and $3,084 for the three months ended June 30, 2000 and 2001, respectively. Comprehensive income was $8,640 and $3,590 for the six months ended June 30, 2000 and 2001, respectively.

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

     The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

                                              THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                 2000            2001            2000               2001
                                              -----------     ----------      ------------      ------------
Revenues                                            100.0%         100.0%            100.0%            100.0%
Cost of services                                     75.1           75.5              76.4              74.4
                                              -----------     ----------      ------------      ------------
Gross profit                                         24.9           24.5              23.6              25.6
Selling, general and administrative expenses         11.7           14.7              11.0              16.1
                                              -----------     ----------      ------------      ------------
Operating profit                                     13.2            9.8              12.6               9.5
Net interest income and other                         2.7            3.8               2.0               4.4
Non-recurring loss on impaired investment              --             --                --             (4.1)
                                              -----------     ----------      ------------      ------------
Income before income taxes                           15.9           13.6              14.6               9.8
Income tax expense                                    5.9            5.1               5.4               3.7
                                              -----------     ----------      ------------      ------------
Net income                                           10.0%           8.5%              9.2%              6.1%
                                              ===========     ==========      ============      ============

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues increased $0.7 million, or 1.8%, from $41.6 million to $42.3 million during the three months ended June 30, 2000 and 2001, respectively. This increase was largely due to increased services to certain clients partially offset by a decrease in revenues from the Company's largest client which provided 67.2% and 56.9% of revenues in the three months ended June 30, 2000 and 2001, respectively. The Company believes its share of its largest client's business has not declined.

     Cost of Services. Cost of services increased $0.7 million, or 2.4%, from $31.2 million to $31.9 million during the three months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, cost of services was relatively constant at 75.1% and 75.5% during the three months ended June 30, 2000 and 2001, respectively.

     Gross Profit. Gross profit increased $0.01 million, or 0.1%, from $10.4 million to $10.4 million during the three months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, gross profit was 24.9% and 24.5% during the three months ended June 30, 2000 and 2001, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million, or 27.9%, from $4.9 million to $6.2 million during the three months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, selling, general and administrative expenses were 11.7% and 14.7% during the three months ended June 30, 2000 and 2001, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the increased costs of developing systems, corporate and human resource infrastructure for expansion and general and administrative expenses associated with new facilities in Grand Junction, Colorado, Enid, Oklahoma and Kingston, Ontario, Canada.

     Operating Profit. As a result of the foregoing factors, operating profit decreased from $5.5 million to $4.2 million during the three months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, operating profit was 13.2% and 9.8% during the three months ended June 30, 2000 and 2001, respectively.

     Net Interest Income and Other. Net interest income and other was approximately $1.1 million and $1.6 million during the three months ended June 30, 2000 and 2001, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes decreased $0.8 million, or 12.8%, from $6.6 million to $5.8 million during the three months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, income before income taxes decreased from 15.9% to 13.6% during the three months ended June 30, 2000 and 2001, respectively.

     Income Tax Expense. Income tax expense during the three months ended June 30, 2000 and 2001 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.1% and 37.8%, respectively.

     Net Income. Based on the factors discussed above, net income decreased $0.6 million, or 13.6%, from $4.2 million to $3.6 million during the three months ended June 30, 2000 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues decreased $16.5 million, or 18.1%, from $91.3 million to $74.8 million during the six months ended June 30, 2000 and 2001, respectively. This decrease was largely due to reduced revenue from the Company's largest client which provided 68.8% and 50.3% of revenues during the six months ended June 30, 2000 and 2001, respectively, partially offset by increased services to other clients. The Company believes its share of its largest client's business has not declined.

     Cost of Services. Cost of services decreased $14.1 million, or 20.1%, from $69.7 million to $55.6 million during the six months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, cost of services was 76.4% and 74.4% during the six months ended June 30, 2000 and 2001, respectively. This percentage amount declined mainly as a result of improved processes, better operating efficiency, and changes in the mix of services provided.

     Gross Profit. Due to the foregoing factors, gross profit decreased $2.5 million, or 11.4%, from $21.6 million to $19.1 million during the six months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, gross profit was 23.6% and 25.6% during the six months ended June 30, 2000 and 2001, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million, or 19.6%, from $10.0 million to $12.0 million during the six months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, selling, general and administrative expenses were 11.0% and 16.1% during the six months ended June 30, 2000 and 2001, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the increased costs of developing systems, corporate and human resource infrastructure for expansion and general and administrative expenses associated with new facilities in Grand Junction, Colorado, Enid, Oklahoma and Kingston, Ontario, Canada.

     Operating Profit. As a result of the foregoing factors, operating profit decreased from $11.5 million to $7.1 million during the six months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, operating profit was 12.6% and 9.5% during the six months ended June 30, 2000 and 2001, respectively.

     Net Interest Income and Other. Net interest income and other was approximately $1.8 million and $3.3 million during the six months ended June 30, 2000 and 2001, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Non-Recurring Loss on Impaired Investment. The Company believes it is probable that its $3.0 million investment plus accrued interest and fees in Six Sigma, LLC has been impaired and has taken a charge for a non-recurring loss on the entire investment balance as of March 31, 2001. See Note 4 to the Financial Statements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes decreased $6.1 million, or 45.0%, from $13.4 million to $7.3 million during the six months ended June 30, 2000 and 2001, respectively. As a percentage of revenues, income before income taxes decreased from 14.6% to 9.8% during the six months ended June 30, 2000 and 2001, respectively.

     Income Tax Expense. Income tax expense during the six months ended June 30, 2000 and 2001 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.1% and 37.6%, respectively.

     Net Income. Based on the factors discussed above, net income decreased $3.8 million, or 45.5%, from $8.4 million to $4.6 million during the six months ended June 30, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

     The Company had a $5.0 million secured line of credit with Wells Fargo Bank West, N.A. (the "Bank") that matured on April 30, 2001. The Company has renewed this line of credit at $10.0 million on an unsecured basis. Borrowings under the new line of credit bear interest at the Bank's prime rate minus 1% (5.75% as of June 30, 2001). Under this new line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit (excluding any adjustments of carrying value pertaining to Gifts.com, Inc). The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of June 30, 2001 and the date of this Form 10-Q the Company was in compliance with the financial covenants pertaining to the unsecured line of credit.

     Effective September 15, 1999, the Company entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Gifts.com. Inc. ("Gifts.com"), previously a wholly-owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com ("Domain.com") a wholly-owned subsidiary, purchased 19.9% of the outstanding common stock of Gifts.com for approximately $2.6 million in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Gifts.com. The Contribution Agreement provides for an assignment from Domain.com to Gifts.com of Domain.com's right, title, and interest in and to the URL www.gifts.com. Domain.com has the right to designate at least one member of Gifts.com's board of directors, which consists of at least five directors. Effective November 1, 1999, Domain.com and Reader's Digest entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7.8 million and Reader's Digest also advanced an unsecured loan to Gifts.com ( the "Loans"). The Loans mature November 1, 2002, bear interest at a rate equal to a three month LIBO rate plus 2.0% per annum, and interest is payable quarterly. Gifts.com provides two Internet web sites that sell gifts on-line and operates a gifts catalog business.

     Domain.com advanced two additional $0.99 million loans to Gifts.com: the first loan was made August 2, 2000 and the second loan was made December 5, 2000. Both loans are governed by the same terms and conditions as those set forth in the $7.8 million loan agreement effective November 1, 1999. In conjunction with the loans made by Domain.com and in order to maintain proportionate ownership interest, Reader's Digest Association, Inc., owning 80.1% of Gifts.com made corresponding loans in the amount of $4.0 million each to Gifts.com thereby maintaining an 80.1% ownership interest in Gifts.com.

     Gifts.com is currently experiencing operating losses, negative cash flows and a deficiency in working capital. Domain.com does not currently intend to make further contributions to Gifts.com. To the extent Domain.com has not participated in financing of Gifts.com in 2001, Domain.com's investment in Gifts.com could be diluted. The Company could lose its entire investment in and notes receivable from Gifts.com. Although a permanent impairment of the Company's investment and notes receivable from Gifts.com would have a material adverse effect on the Company's statement of income and stockholders' equity, a write-off would not adversely effect the Company's cash.

     As of June 30, 2001, the Company had cash, cash equivalents, and investment balances of $51.1 million, working capital of $52.9 million, and stockholders' equity of $95.7 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

     On June 29, 2001 the Company, through a newly formed, wholly-owned subsidiary, StarTek Canada Services, Ltd., purchased a 49,000 square-foot building in Kingston, Ontario, Canada for $2.3 million in cash. The building is to be used for teleservices.

     As of June 30, 2001, the Company was committed to capital expenditures of approximately $7.5 million related to property, plant, and equipment for 2001.

     On July 1, 2001, the Company entered into a sublease agreement for approximately 20,000 square feet of building space in Kingston, Ontario, Canada. The facility is to be used for teleservices. The term of the sublease agreement commences on September 1, 2001 and unless earlier terminated or extended, continues until August 31, 2011. Pursuant to the terms of the sublease agreement, the Company was granted a right to terminate the lease agreement anytime after the end of the fifth year, by giving the landlord three months prior written notice and payment of three months base rent and unamortized brokerage fees as a termination penalty. Assuming the lease agreement is not terminated after the end of the fifth year, total minimum rental commitments, in the aggregate, excluding certain taxes and utilities as defined, are approximately $2.1 million and are payable on a monthly basis from September 2001 through August 2011.

     On July 25, 2001, the Company entered into a lease agreement for approximately 74,000 square feet of building space in Cornwall, Ontario, Canada. The facility is to be used for teleservices. The term of the lease agreement commences on September 1, 2001 and unless earlier terminated or extended, continues until August 31, 2011. Total minimum rental commitments, in the aggregate, excluding certain taxes and utilities as defined, are approximately $3.6 million and are payable on a monthly basis from September 2001 through August 2011.

     Net cash provided by operating activities was $7.9 million and $7.6 million for the six months ended June 30, 2000 and 2001, respectively. This decrease was primarily a result of decreases in net income, income taxes payable, accounts receivable and inventories partially offset by increases in net accounts payable and accrued expense and a decrease in net purchases of trading securities. Without the effect of net purchases of trading securities and the non-recurring loss on impaired investment, net cash provided by operating activities was $13.8 million and $13.9 million for the six months ended June 30, 2000 and 2001, respectively.

     Net cash used in investing activities was $3.5 million and $14.3 million for the six months ended June 30, 2000 and 2001, respectively. This increase was primarily due to a net increase in investments available for sale together with an increase in purchases of property, plant, and equipment.

     Net cash used in financing activities was $ 0.0 million and $5.2 million for the six months ended June 30, 2000 and 2001, respectively. Financing activities, during both periods, consisted of principal payments on borrowings and capital lease obligations, partially offset by proceeds from exercises of employee stock options.

     The effect of currency exchange rate changes on translation of the Company's United Kingdom and Singapore operations was not substantial during the six months ended June 30, 2001. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. As the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

     Microsoft Corporation ("Microsoft") accounted for 67.2% and 56.9% of the Company's revenues during the three months ended June 30, 2000 and 2001, respectively. The Company believes its share of Microsoft's business has not declined. AT&T Corporation accounted for 14.3% and 29.7% of the Company's revenues during the three months ended June 30, 2000 and 2001, respectively. Loss of a principal client(s) and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse affect on the Company's business, revenues, operating results, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), would be able to timely replace such clients with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

Variability of Quarterly Operating Results

     The Company's business is seasonal, however, growth in the teleservices platform is mitigating the impact of this seasonal business, which is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the three and six months ended June 30, 2001 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

RISKS RELATED TO THE COMPANY'S INVESTMENT IN AND NOTES RECEIVABLE FROM GIFTS.COM

     Through its wholly-owned subsidiary Domain.com, the Company's investment in and note receivable from Gifts.com of approximately $12.4 million, in the aggregate, involves a high degree of risk. Gifts.com is currently experiencing operating losses and negative cash flows and has a deficiency in working capital. Domain.com does not currently intend to make further contributions to Gifts.com. To the extent Domain.com has not participated in financing of Gifts.com in 2001, Domain.com's interest in Gifts.com could be diluted. An investor in the Company's common stock must consider the challenges, risks, and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets. These challenges influencing Gifts.com's ability to substantially increase its revenues and thereby achieve profitability, include Gifts.com's ability to: (i) execute on its business model; (ii) increase brand recognition; (iii) manage growth in its operations; (iv) cost-effectively attract and retain a high volume of catalog and online customers and build a critical mass of repeat customers at a reasonable cost; (v) effectively manage, control, and account for inventory;
(vi) upgrade and enhance its web sites, transaction-processing systems, order fulfillment capabilities, and inventory management systems; (vii) increase awareness of its online stores; (viii) establish pricing to meet customer expectations; (ix) compete effectively in its market; (x) adapt to rapid regulatory and technological changes related to catalog operations, E-commerce and the Internet; and (xi) protect its trademarks, service marks, and copyrights. These and other uncertainties generally attributable to businesses engaging in catalog operations, E-commerce and the Internet must be considered when evaluating the Company's investment in and notes receivable from Gifts.com, and the Company's participation in the business of Gifts.com. Although a permanent impairment of the Company's investment in and notes receivable from Gifts.com could have a material adverse effect on the Company's statement of income and stockholders' equity, a write-off would not adversely effect the Company's cash. The Company could lose its entire investment in and notes receivable from Gifts.com. The Company does not exercise significant influence over financial or operating policies of Gifts.com.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of June 30, 2001. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 1999, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2000.

Interest Rate Sensitivity and Other General Market Risks

     Cash and Cash Equivalents. The Company had $10.6 million in cash and cash equivalents, which consisted of: (i) $10.3 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 3.87%; and (ii) $0.3 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. The Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $31.4 million and $29.0 million, respectively. Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if interest and/or inflation rates or market expectations thereon increase.

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

         The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

                       WEIGHTED                               EXPECTED MATURITY DATE
                       AVERAGE                                        -COST-
                    INTEREST RATES                            (DOLLARS IN THOUSANDS)
                    --------------   --------------------------------------------------------------------------   ----------
                                      1 year    2 years    3 years    4 years  5 years   Thereafter     Total     FAIR VALUE
                                     --------   -------    -------    -------  -------   ----------    --------   ----------
Corporate bonds         7.71%        $ 14,083                                                          $ 14,083   $   13,654

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

     As part of its investments available for sale portfolio, the Company was invested in equity securities which, in aggregate, had an original cost and fair market value of $17.3 million and $15.3 million, respectively.

     Outstanding Debt of the Company. The Company had outstanding debt of $6.2 million, $1.4 million of which bears interest at an annual fixed rate of 7.0%, and $1.5 million of which bears no interest as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.2 million outstanding, whereby the Company is expected to repay its debt at a variable rate of interest (5.2% at June 30, 2001) over a forty-eight month period. On December 21, 2000, the Company completed an equipment loan, $1.9 million outstanding as of June 30, 2001, whereby the Company is expected to repay its debt at an annual fixed rate of interest of 7.65% over a forty-eight month period. Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (6.75%). The Company had no outstanding line of credit obligations. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks, General Market Risks, and Other Risks

     Equity Securities. The Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in the aggregate, of $17.3 million and $15.3 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

     Trading Securities. The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $11.6 million and $11.5 million, respectively. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of June 30, 2001, the Company had sold call options for a total of 10,000 shares of US equity securities which, in the aggregate, had a basis and market value of $0.0 million and $0.0 million, and sold put options for a total of 131,500 shares of US equity securities which, in the aggregate, had a basis and market value of $0.1 million and $0.1 million. The foregoing call and put options were reported net as components of trading securities and expire July 2001.

     Non-Recurring Loss on Impaired Investment. In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Mortgage Company and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believes it is probable its investment in Six Sigma has been impaired, and as of March 31, 2001 has taken a charge for a non-recurring loss on the entire investment balance of $3,000 and accrued interest and fees of $40. The Company will continue to pursue recovery of this investment.

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

Foreign Currency Exchange Risks

     Of the Company's revenues for the three months ended June 30, 2001, 21.5% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Singapore operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its United Kingdom and Singapore operations.

PART II.  OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c)     Sales of Unregistered Securities

                  The Company did not issue or sell unregistered securities during the three months ended June 30, 2001 except as follows:

                           On April 2, 2001, the Company granted options to purchase 21,600 shares of common stock, in the aggregate, to 216 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning April 2, 2002, expire April 2, 2011, and are exercisable at price of $14.02 per share, which was the market value of the Company's common stock on the date the options were granted.

                           On May 21, 2001, the Company granted options to purchase 200,000 shares of common stock to an employee pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning May 21, 2002, expire May 21, 2011, and are exercisable at price of $17.20 per share, which was the market value of the Company's common stock on the date the options were granted. This employee was appointed Chief Executive Officer and a member of the Board of Directors on June 1, 2001.

                           On May 30, 2001, the Company granted options to purchase 114,500 shares of common stock, in the aggregate, to 115 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning May 30, 2002, expire May 30, 2011, and are exercisable at price of $18.51 per share, which was the market value of the Company's common stock on the date the options were granted.

                           On May 30, 2001, the Company granted options to purchase 16,000 shares of common stock, in the aggregate, to 3 non-employee Directors pursuant to the Company's Directors' Stock Option Plan. These options are fully vested upon grant, expire May 30, 2011, and are exercisable at price of $18.51 per share, which was the market value of the Company's common stock on the date the options were granted.



                  The foregoing stock option grants were made in reliance upon exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On May 30, 2001, the Company held its 2001 annual meeting of shareholders (the "Annual Meeting").

          (b) One matter voted on at the Annual Meeting was the election of all four directors of the Company. The four nominees who were all existing directors of the Company, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election as set forth below:

                           NOMINEES             FOR ELECTION                 WITHHELD
                           --------             ------------                 --------
                  A. Emmet Stephenson, Jr.        12,240,005 (95.39%)         592,029 (4.61%)
                                                ------------                 --------
                  Michael W. Morgan               12,348,755 (96.23%)         483,279 (3.77%)
                                                ------------                 --------
                  Ed Zschau                       12,511,723 (97.50%)         320,311 (2.50%)
                                                ------------                 --------
                  Jack D. Rehm                    12,511,223 (97.50%)         320,811 (2.50%)
                                                ------------                 --------

          (c.1) Another matter voted upon at the Annual Meeting was a proposal to amend the Stock Option Plan to increase the maximum number of shares available for award under the plan from 985,000 to 1,585,000. This proposal, which was approved, received the number and percentage of votes as set forth below:

                                 VOTES
                                 -----
                  For          12,075,127  (94.10%)
                              -----------
                  Against         752,260   (5.86%)
                              -----------
                  Abstain           4,647   (0.04%)
                              -----------

          (c.2) The only other matter voted upon at the Annual Meeting was a proposal to ratify and approve the selection of Ernst & Young LLP as the Company's independent auditors for 2001. This proposal, which was approved, received the number and percentage of votes as set forth below:

                                 VOTES
                                 -----
                  For          12,822,824  (99.93%)
                              -----------
                  Against           6,669   (0.05%)
                              -----------
                  Abstain           2,541   (0.02%)
                              -----------

          (d)     Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.34 Employment agreement dated as of May 2001 between StarTek, Inc. and William E. Meade.

          10.35 Facility lease agreement dated July 25, 2001 between OGT Holdings Ltd. and StarTek Canada Services, Ltd., and StarTek USA, Inc.

          10.36 Facility sublease dated July 1, 2001 between The Business Depot Ltd. and StarTek Canada Services, Ltd.




     (b)  Reports on Form 8-K

               On June 5, 2001, the Company filed a report on Form 8-K under
               Item 5, reporting the election of Hank Brown to the Board of Directors, the resignation of President and Chief Executive Officer Michael W. Morgan, and the appointment of William E. Meade, Jr. as President, Chief Executive Officer and Director.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STARTEK, INC.
                                  ----------------------------------------------
                                  (Registrant)


Date:     August 14, 2001         /s/ A. EMMET STEPHENSON, JR.
          --------------------    ----------------------------------------------
                                  A. Emmet Stephenson, Jr.
                                  Chairman of the Board

Date:     August 14, 2001         /s/ WILLIAM E. MEADE, JR.
          --------------------    ----------------------------------------------
                                  William E. Meade, Jr.
                                  President and Chief Executive Officer

Date:     August 14, 2001         /s/ DENNIS M. SWENSON
          --------------------    ----------------------------------------------
                                  Dennis M. Swenson
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
10.34    Employment agreement dated as of May 2001 between StarTek, Inc. and
         William E. Meade.

10.35    Facility lease agreement dated July 25, 2001 between OGT Holdings Ltd.
         and StarTek Canada Services, Ltd., and StarTek USA, Inc.

10.36    Facility sublease dated July 1, 2001 between The Business Depot Ltd.
         and StarTek Canada Services, Ltd.