Form 10-Q
period 2001-09-30
STARTEK INC
filed 2001-11-14
CIK 1031029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001.
                                                             ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________.

Commission File Number 1-12793
                       -------

                                  STARTEK, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    84-1370538
---------------------------------          ------------------------------------
   (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                               100 GARFIELD STREET
                             DENVER, COLORADO 80206
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (303) 361-6000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

Common Stock, $.01 Par Value - 14,082,561 shares as of October 31, 2001.

                                  STARTEK, INC.

                                    FORM 10-Q

                                      INDEX


                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets -
               December 31, 2000 and September 30, 2001                  3

          Condensed Consolidated Income Statements -
               Three months ended September 30, 2000 and 2001
               Nine months ended September 30, 2000 and 2001             4

          Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 2000 and 2001             5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9

Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk                                               14

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                      16

Item 6.  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                              17

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         STARTEK, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                2000           2001
                                                             ------------  -------------
                                                                            (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                               $  22,543      $   9,544
      Investments                                                32,413         28,987
      Trade accounts receivable, less allowance for
         doubtful accounts of $672 and $767, respectively        20,399         24,303
      Inventories                                                 1,946          6,073
      Deferred tax assets                                         1,902          2,421
      Prepaid expenses and other assets                             742            931
                                                              ---------      ---------
Total current assets                                             79,945         72,259

Property, plant and equipment, net                               29,891         41,109
Investment in Gifts.com, Inc., at cost                            2,606          2,606
Notes receivable from Gifts.com, Inc.                             9,807          9,807
Other assets                                                         34             37
                                                              ---------      ---------
Total assets                                                  $ 122,283      $ 125,818
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $   8,375      $  14,450
      Accrued liabilities                                         5,962          7,811
      Income taxes payable                                        3,108            320
      Line of credit                                              4,000             --
      Current portion of long-term debt                           1,992          2,044
      Other                                                         362            322
                                                              ---------      ---------
Total current liabilities                                        23,799         24,947

Long-term debt, less current portion                              5,505          3,554
Deferred income taxes                                               725            714
Other                                                               290            103

Stockholders' equity:
      Common stock                                                  140            141
      Additional paid-in capital                                 47,095         48,002
      Cumulative translation adjustment                               8           (319)
      Unrealized loss on investments available for sale            (495)        (3,795)
      Retained earnings                                          45,216         52,471
                                                              ---------      ---------
Total stockholders' equity                                       91,964         96,500
                                                              ---------      ---------
Total liabilities and stockholders' equity                    $ 122,283      $ 125,818
                                                              =========      =========


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                -----------------------------     ------------------------------
                                                    2000             2001             2000              2001
                                                ------------     ------------     ------------      ------------
Revenues                                        $     51,510     $     42,893     $    142,767      $    117,668
Cost of services                                      39,677           32,715          109,359            88,362
                                                ------------     ------------     ------------      ------------
Gross profit                                          11,833           10,178           33,408            29,306

Selling, general and
     administrative expenses                           5,284            6,110           15,325            18,123
                                                ------------     ------------     ------------      ------------
Operating profit                                       6,549            4,068           18,083            11,183
Net interest income and other                          1,316              257            3,134             3,521
Non-recurring loss on impaired investment
                                                          --               --               --            (3,040)
                                                ------------     ------------     ------------      ------------
Income before income taxes                             7,865            4,325           21,217            11,664
Income tax expense                                     2,918            1,650            7,871             4,409
                                                ------------     ------------     ------------      ------------
Net income(A)                                   $      4,947     $      2,675     $     13,346      $      7,255
                                                ============     ============     ============      ============

Weighted average shares of common stock(B)        14,031,771       14,061,337       14,011,355        14,043,685
Dilutive effect of stock options                     260,373          277,076          312,102           129,334
                                                ------------     ------------     ------------      ------------
Common stock and common stock
     equivalents(C)                               14,292,144       14,338,413       14,323,457        14,173,019
                                                ============     ============     ============      ============

Earnings per share:
     Basic (A/B)                                $       0.35     $       0.19     $       0.95      $       0.52
     Diluted (A/C)                              $       0.35     $       0.19     $       0.93      $       0.51


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                 ---------------------
                                                                  2000           2001
                                                                --------      --------
OPERATING ACTIVITIES
Net income                                                      $ 13,346      $  7,255
Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                3,663         4,732
      Deferred income taxes                                          776         1,684
      Gain on sale of assets                                         (84)           --
      Changes in operating assets and liabilities:
         (Purchases) sale of trading securities, net             (12,797)        7,823
         Trade accounts receivable, net                            8,352        (3,904)
         Inventories                                               1,338        (4,126)
         Prepaid expenses and other assets                            14          (193)
         Accounts payable                                         (4,470)        6,075
         Income taxes payable                                        689        (2,788)
         Accrued and other liabilities                             1,640         1,624
                                                                --------      --------
Net cash provided by operating activities                         12,467        18,182

INVESTING ACTIVITIES
Purchases of investments available for sale                      (11,905)      (19,270)
Proceeds from disposition of investments available for sale       12,085         9,558
Purchases of property, plant and equipment                        (4,962)      (16,006)
Proceeds from disposition of property plant and equipment            284             1
Notes receivable from Gifts.com, Inc.                               (995)           --
                                                                --------      --------
Net cash used in investing activities                             (5,493)      (25,717)

FINANCING ACTIVITIES
Stock options exercised                                              704           908
Principal payments on borrowings, net                             (1,252)       (5,899)
Principal payments on capital lease obligations                      (74)           --
                                                                --------      --------
Net cash used in financing activities                               (622)       (4,991)
Effect of exchange rate changes on cash                              141          (473)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents               6,493       (12,999)
Cash and cash equivalents at beginning of period                  11,943        22,543
                                                                --------      --------
Cash and cash equivalents at end of period                      $ 18,436      $  9,544
                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                          $    255      $    253
Income taxes paid                                               $  6,291      $  5,466
Change in unrealized loss on investments available
       for sale, net of tax                                     $    434      $ (3,300)


See notes to condensed consolidated financial statements.

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and nine months ended September 30, 2001 are not necessarily indicative of operating results that may be expected during any other interim period of 2001.

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

4.   INVESTMENTS

     As of December 31, 2000, investments available for sale consisted of:

                                          GROSS        GROSS     ESTIMATED
                                        UNREALIZED  UNREALIZED     FAIR
                              COST        GAINS       LOSSES       VALUE
                             -------     -------     -------      -------
Corporate bonds              $ 7,081     $   139          --      $ 7,220
Foreign government bonds       1,438         178          --        1,616
Equity securities              9,871          --     $(1,107)       8,764
                             -------     -------     -------      -------
Total                        $18,390     $   317     $(1,107)     $17,600
                             =======     =======     =======      =======


     As of September 30, 2001, investments available for sale consisted of:

                                          GROSS        GROSS     ESTIMATED
                                        UNREALIZED  UNREALIZED     FAIR
                              COST        GAINS       LOSSES       VALUE
                             -------     -------     -------      -------
Corporate bonds              $ 8,815     $     4     $(1,099)     $ 7,720
Foreign government bonds         130          --          --          130
Equity securities             19,154          85      (5,092)      14,147
                             -------     -------     -------      -------
Total                        $28,099     $    89     $(6,191)     $21,997
                             =======     =======     =======      =======

                         STARTEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                  (dollars in thousands, except per share data)
                                   (unaudited)

4.   INVESTMENTS (CONTINUED)

     As of September 30, 2001, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

                                                          ESTIMATED
                                                COST      FAIR VALUE
                                               -------    ----------
Corporate bonds, foreign government bonds,
and other debt securities maturing within:
    One year                                   $ 5,375     $ 4,860
    Two to five years                            1,481       1,150
    Thereafter                                   2,089       1,840
Equity securities                               19,154      14,147
                                               -------     -------
Total                                          $28,099     $21,997
                                               =======     =======

     Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

     As of December 31, 2000, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $14,571 and $14,813, respectively. As of September 30, 2001, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $7,422 and $6,990, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives.

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

                            DECEMBER 31,   SEPTEMBER 30,
                                2000            2001
                            ------------   -------------
Purchased components and
   fabricated assemblies       $1,524         $2,938
Finished goods                    422          3,135
                               ------         ------
                               $1,946         $6,073
                               ======         ======

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

     During the three months ended September 30, 2000, the Company recognized approximately $139 of revenues related to services performed for Gifts.com, Inc., and approximately $180 of interest income. During the nine months ended September 30, 2000, the Company recognized approximately $1,014 of revenues related to services performed for Gifts.com, Inc. and approximately $511 of interest income. During the three months ended September 30, 2001, the Company did not recognize any revenues related to services performed for Gifts.com, Inc., but did recognize $132 of interest income. During the nine months ended September 30, 2001, the Company did not recognize any revenues related to services performed for Gifts.com, Inc., but did recognize $457 of interest income. As of September 30, 2001, regular quarterly interest of $132 was current from Gifts.com, Inc.

     Effective September 30, 2001, an Amended, Restated, and Consolidated Subordinated Loan Agreement (the "Amended Loan Agreement") was executed by Domain.com, Reader's Digest, and Gifts.com. The Amended Loan Agreement provides for a loan of $15.0 million (the "Senior Loan") to be extended to Gifts.com from Reader's Digest. The Amended Loan Agreement canceled all notes made prior to September 30, 2001 by Domain.com and Reader's Digest to Gifts.com. Pursuant to the Amended Loan Agreement, new notes were established whereby Gifts.com promised to pay to Domain.com and Reader's Digest the consolidated value of their respective canceled notes. The new note subordinates the position of Domain.com to Reader's Digest, waives all interest obligations to Domain.com after September 30, 2001 up to a total of $1.2 million and establishes a maturity date of the later of August 31, 2002 or the date of indefeasible payment of all loan amounts due under the Senior Loan.

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

7.   PRINCIPAL CLIENTS

     The following table represents revenue concentrations of the Company's principal clients:

                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                      -------------------                  -------------------
                                       2000         2001                    2000         2001
                                      ------       ------                  ------       ------
Microsoft Corp.                       73.2%        41.3%                   70.4%        47.0%
AT&T Wireless Services, Inc.            *          20.7%                     *          20.2%
AT&T Corp.                              *          11.1%                     *          12.2%
Deutsche Telekom, AG                    *          12.1%                     *            *

---------

* Represents less than 10% of total revenue.

     The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of September 30, 2001.

8.   COMPREHENSIVE INCOME

     Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $5,128 and $38 for the three months ended September 30, 2000 and 2001, respectively. Comprehensive income was $13,768 and $3,628 for the nine months ended September 30, 2000 and 2001, respectively.

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

     The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:


                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                    ----------------------             ------------------------
                                                    2000              2001             2000               2001
                                                    -----           ------             -----             -----
Revenues                                            100.0%           100.0%            100.0%            100.0%
Cost of services                                     77.0             76.3              76.6              75.1
                                                    -----           ------             -----             -----
Gross profit                                         23.0             23.7              23.4              24.9
Selling, general and administrative expenses         10.3             14.2              10.7              15.4
                                                    -----           ------             -----             -----
Operating profit                                     12.7              9.5              12.7               9.5
Net interest income and other                         2.6              0.6               2.2               3.0
Non-recurring loss on impaired investment              --               --                --             (2.6)
                                                    -----           ------             -----             -----
Income before income taxes                           15.3             10.1              14.9               9.9
Income tax expense                                    5.7              3.8               5.5               3.8
                                                    -----           ------             -----             -----
Net income                                            9.6%             6.3%              9.4%              6.1%
                                                    =====           ======             =====             =====


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2000

     Revenues. Revenues decreased $8.6 million, or 16.7%, from $51.5 million to $42.9 million during the three months ended September 30, 2000 and 2001, respectively. This decrease was largely due to decreased services to certain clients in supply chain management partially offset by increased revenues in technical support and provisioning management services to certain clients.

     Cost of Services. Cost of services decreased $7.0 million, or 17.6%, from $39.7 million to $32.7 million during the three months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, cost of services was 77.0% and 76.3% during the three months ended September 30, 2000 and 2001, respectively. This percentage decreased primarily due to an improving mix of business.

     Gross Profit. Gross profit decreased $1.6 million, or 13.6%, from $11.8 million to $10.2 million during the three months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, gross profit was 23.0% and 23.7% during the three months ended September 30, 2000 and 2001, respectively. This increase was due primarily to an improving mix of business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.8 million, or 15.1%, from $5.3 million to $6.1 million during the three months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, selling, general and administrative expenses were 10.3% and 14.2% during the three months ended September 30, 2000 and 2001, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the increased costs of developing systems, corporate and human resource infrastructure for expansion and general and administrative expenses associated with new facilities in Grand Junction, Colorado, Enid, Oklahoma, Cornwall, Ontario, Canada and two facilities in Kingston, Ontario, Canada.

     Operating Profit. As a result of the foregoing factors, operating profit decreased from $6.5 million to $4.1 million, or 36.9% during the three months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, operating profit was 12.7% and 9.5% during the three months ended September 30, 2000 and 2001, respectively.

     Net Interest Income and Other. Net interest income decreased 76.9% from $1.3 million to $0.3 million during the three months ended September 30, 2000 and 2001, respectively. This decrease was the result of lower interest rates, less funds available for investment, and a declining market. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes decreased $3.6 million, or 45.6%, from $7.9 million to $4.3 million during the three months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, income before income taxes decreased from 15.3% to 10.1% during the three months ended September 30, 2000 and 2001, respectively.

     Income Tax Expense. Income tax expense during the three months ended September 30, 2000 and 2001 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.1% and 38.2%, respectively.

     Net Income. Based on the factors discussed above, net income decreased $2.2 million, or 44.9%, from $4.9 million to $2.7 million during the three months ended September 30, 2000 and 2001, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2000

     Revenues. Revenues decreased $25.1 million, or 17.6%, from $142.8 million to $117.7 million during the nine months ended September 30, 2000 and 2001, respectively. This decrease was largely due to reduced revenue from the Company's largest client which provided 70.4% and 47.0% of revenues during the nine months ended September 30, 2000 and 2001, respectively, partially offset by increased revenues from other clients receiving technical support and provisioning management services.

     Cost of Services. Cost of services decreased $21.0 million, or 19.2%, from $109.4 million to $88.4 million during the nine months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, cost of services was 76.6% and 75.1% during the nine months ended September 30, 2000 and 2001, respectively. This percentage decreased primarily due to an improving mix of business.

     Gross Profit. Due to the foregoing factors, gross profit decreased $4.1 million, or 12.3%, from $33.4 million to $29.3 million during the nine months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, gross profit was 23.4% and 24.9% during the nine months ended September 30, 2000 and 2001, respectively. This percentage increased primarily due to an improving mix of business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 18.3%, from $15.3 million to $18.1 million during the nine months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, selling, general and administrative expenses were 10.7% and 15.4% during the nine months ended September 30, 2000 and 2001, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the increased costs of developing systems, corporate and human resource infrastructure for expansion and general and administrative expenses associated with new facilities in Grand Junction, Colorado, Enid, Oklahoma, Cornwall, Ontario, Canada and two facilities in Kingston, Ontario, Canada.

     Operating Profit. As a result of the foregoing factors, operating profit decreased from $18.1 million to $11.2 million, or 38.1% during the nine months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, operating profit was 12.7% and 9.5% during the nine months ended September 30, 2000 and 2001, respectively.

     Net Interest Income and Other. Net interest income and other increased from $3.1 million to $3.5 million, or 12.9% during the nine months ended September 30, 2000 and 2001, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements.

     Non-Recurring Loss on Impaired Investment. The Company believes it is probable that its $3.0 million investment plus accrued interest and fees in Six Sigma, LLC has been impaired and therefore took a charge for a non-recurring loss on the entire investment balance as of March 31, 2001. See Note 3 to the Financial Statements.

     Income Before Income Taxes. As a result of the foregoing factors, income before income taxes decreased $9.5 million, or 44.8%, from $21.2 million to $11.7 million during the nine months ended September 30, 2000 and 2001, respectively. As a percentage of revenues, income before income taxes decreased from 14.9% to 9.9% during the nine months ended September 30, 2000 and 2001, respectively.

     Income Tax Expense. Income tax expense during the nine months ended September 30, 2000 and 2001 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.1% and 37.8%, respectively.

     Net Income. Based on the factors discussed above, net income decreased $6.0 million, or 45.1%, from $13.3 million to $7.3 million during the nine months ended September 30, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

     The Company had a $5.0 million secured line of credit with Wells Fargo Bank West, N.A. (the "Bank") that matured on April 30, 2001. The Company has established an unsecured $10.0 million line of credit with the same financial institution. Borrowings under the new line of credit bear interest at the Bank's prime rate minus 1% (5.0% as of September 30, 2001). Under this new line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit (excluding any adjustments of carrying value pertaining to Gifts.com, Inc). The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of September 30, 2001 and the date of this Form 10-Q, the Company was in compliance with the financial covenants pertaining to the unsecured line of credit.

     Effective September 15, 1999, the Company entered into a contribution agreement (the "Contribution Agreement") and stockholders agreement with The Reader's Digest Association, Inc. ("Reader's Digest") and Gifts.com. Inc. ("Gifts.com"), previously a wholly-owned subsidiary of Reader's Digest. On November 8, 1999, pursuant to the Contribution Agreement, Domain.com ("Domain.com") a wholly-owned subsidiary of the Company, purchased 19.9% of the outstanding common stock of Gifts.com for approximately $2.6 million in cash. Reader's Digest owns the remaining 80.1% of the outstanding common stock of Gifts.com. The Contribution Agreement provides for an assignment from Domain.com to Gifts.com of Domain.com's right, title, and interest in and to the URL www.gifts.com. Domain.com has the right to designate at least one member of Gifts.com's board of directors, which consists of at least five directors. Effective November 1, 1999, Domain.com and Reader's Digest entered into a loan agreement pursuant to which Domain.com advanced an unsecured loan of $7.8 million and Reader's Digest also advanced an unsecured loan to Gifts.com ( the "Loans"). Domain.com advanced two additional $0.99 million loans to Gifts.com: the first loan was made August 2, 2000 and the second loan was made December 5, 2000.

     Effective September 30, 2001, an Amended, Restated, and Consolidated Subordinated Loan Agreement (the "Amended Loan Agreement") was executed by Domain.com, Reader's Digest, and Gifts.com. The Amended Loan Agreement provides for a loan of $15.0 million (the "Senior Loan") to be extended to Gifts.com from Reader's Digest. The Amended Loan Agreement canceled all notes made prior to September 30, 2001 by Domain.com and Reader's Digest to Gifts.com. Pursuant to the Amended Loan Agreement, new notes were established whereby Gifts.com promised to pay to Domain.com and Reader's Digest the consolidated value of their respective canceled notes. The new note subordinates the position of Domain.com to Reader's Digest, waives all interest obligations to Domain.com after September 30, 2001 up to a total of $1.2 million and establishes a maturity date of the later of August 31, 2002 or the date of indefeasible payment of all loan amounts due under the Senior Loan.

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

     As of September 30, 2001, the Company had cash, cash equivalents, and investment balances of $38.5 million, working capital of $47.3 million, and stockholders' equity of $96.5 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

     As of September 30, 2001, the Company was committed to capital expenditures of approximately $1.4 million related to property, plant, and equipment for 2001.

     On July 1, 2001, the Company entered into a sublease agreement for approximately 20,000 square feet of building space, to be used for teleservices, in Kingston, Ontario, Canada. The term of the sublease agreement is ten years, commencing on September 1, 2001. The annual rental expense is approximately $0.2 million, payable monthly, and the total minimum rental commitment is approximately $2.1 million. The Company may terminate the agreement anytime after the end of the fifth year, by giving the landlord three months prior written notice and payment of three months base rent and unamortized brokerage fees as a termination penalty.

     On July 25, 2001, the Company entered into a lease agreement for approximately 74,000 square feet of building space, to be used for teleservices, in Cornwall, Ontario, Canada. The term of the lease agreement is ten years, commencing on September 1, 2001. The annual rental expense is approximately $0.4 million, payable monthly, and the total minimum rental commitment is approximately $3.6 million.

     On November 2, 2001, the Company entered into an equipment loan with Key Equipment Finance Canada Limited for financing of equipment to be used in the Company's Canadian facilities. The loan is in the amount of $7.0 million US bearing interest at 5.0% to be repaid over a 48-month period. As of November 7, 2001, the Company had drawn $6.3 million US from this loan. This loan is secured with the title of the equipment purchased as collateral. There is a penalty if the loan is prepaid before the end of the second year.

     Net cash provided by operating activities was $12.5 million and $18.2 million for the nine months ended September 30, 2000 and 2001, respectively. This increase was primarily a result of increases in net accounts payable, and decreases in net purchases of trading securities partially offset by an increase in accounts receivable and inventories. Without the effect of net purchases of trading securities and the non-recurring loss on impaired investment, net cash provided by operating activities was $25.3 million and $10.3 million for the nine months ended September 30, 2000 and 2001, respectively.

     Net cash used in investing activities was $5.5 million and $25.7 million for the nine months ended September 30, 2000 and 2001, respectively. This increase was primarily due to a net increase in investments available for sale together with an increase in purchases of property, plant, and equipment.

     Net cash used in financing activities was $0.6 million and $5.0 million for the nine months ended September 30, 2000 and 2001, respectively. Financing activities, during both periods, consisted of principal payments on borrowings, partially offset by proceeds from exercises of employee stock options.

     The effect of currency exchange rate changes on translation of the Company's United Kingdom, Canada and Singapore operations was not material during the nine months ended September 30, 2001. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom, Canada and Singapore operations. If the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, which will increase the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

RELIANCE ON PRINCIPAL CLIENT RELATIONSHIPS

     The following table represents revenue concentrations of the Company's principal clients:

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                       ----------------------              ---------------------
                                       2000             2001               2000            2001
                                       -----            -----              ----            -----
Microsoft Corp.                        73.2%            41.3%              70.4%           47.0%
AT&T Wireless Services, Inc.             *              20.7%                *             20.2%
AT&T Corp.                               *              11.1%                *             12.2%
Deutsche Telekom, AG                     *              12.1%                *               *

----------

* Represents less than 10% of total revenue.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's business is seasonal, however, growth in the teleservices platform is mitigating the impact of this seasonal business, which is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the first three fiscal quarters due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

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

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of September 30, 2001. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 1999, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2000.

Interest Rate Sensitivity and Other General Market Risks

     Cash and Cash Equivalents. The Company had $9.5 million in cash and cash equivalents, which consisted of: (i) $9.0 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 2.9%; and (ii) $0.5 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

     Investments Available for Sale. The Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $28.1 million and $22.0 million, respectively. Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if interest and/or inflation rates or market expectations thereon increase.

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

     The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

                                                                EXPECTED MATURITY DATE
                                                                        -COST-
                         WEIGHTED                               (DOLLARS IN THOUSANDS)
                         AVERAGE        ----------------------------------------------------------------------
                      INTEREST RATES    1 year    2 years    3 years    4 years    5 years  Thereafter   Total     FAIR VALUE
                      --------------    ------    -------    -------    -------    -------  ----------   ------    ----------
Corporate bonds          6.13%          $5,245               $    --               $    --               $5,245      $4,730
Foreign bonds            6.37%             130                                                              130         130
Corporate bonds          6.24%                    $   506                                                   506         505
Corporate bonds         16.92%                                          $   975                             975         645
Corporate bonds          6.82%                                                                 $2,089     2,089       1,840
                                        ------    -------    -------    -------    -------     ------    ------      ------
Total                                   $5,375    $   506    $    --    $   975    $    --     $2,089    $8,945      $7,850


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

     Outstanding Debt of the Company. The Company had outstanding debt of $5.4 million, $1.2 million of which bears interest at an annual fixed rate of 7.0%, and $1.4 million of which bears no interest as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.1 million outstanding, whereby the Company is expected to repay its debt at a variable rate of interest (4.4% at September 30, 2001) over a forty-eight month period. On December 21, 2000, the Company completed an equipment loan, $1.7 million outstanding as of September 30, 2001, whereby the Company is expected to repay its debt at an annual fixed rate of interest of 7.65% over a forty-eight month period. Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (5.0% as of September 30, 2001). The Company had no outstanding line of credit obligations as of September 30, 2001. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks, General Market Risks, and Other Risks

     Equity Securities. The Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in the aggregate, of $19.2 million and $14.1 million, respectively as of September 30, 2001. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

     Trading Securities. The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $7.4 million and $7.0 million, respectively as of September 30, 2001. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of September 30, 2001, the Company had sold call options for a total of 3,000 shares of US equity securities which, in the aggregate, had a basis and market value of $0.0 million and $0.0 million, and sold put options for a total of 26,000 shares of US equity securities which, in the aggregate, had a basis and market value of $0.0 million and $0.0 million. The foregoing call and put options were reported net as components of trading securities and expire October 2001.

     Non-Recurring Loss on Impaired Investment. In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Mortgage Company and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believes it is probable its investment in Six Sigma has been impaired, and as of March 31, 2001 has taken a charge for a non-recurring loss on the entire investment balance of $3.0 million and accrued interest and fees of $0.04 million. The Company will continue to pursue recovery of this investment.

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

Foreign Currency Exchange Risks

     Of the Company's revenues for the three months ended September 30, 2001, 22.1% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom, Singapore, and Canada operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its United Kingdom, Singapore, and Canada operations.

PART II.  OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c)  Sales of Unregistered Securities

               The Company did not issue or sell unregistered securities during the three months ended September 30, 2001 except as follows:

                    On July 3, 2001, the Company granted options to purchase 17,600 shares of common stock, in the aggregate, to 176 employees pursuant to the Company's Employee Stock Option Plan. These options vest at a rate of 20% per year beginning July 3, 2002, expire July 3, 2011, and are exercisable at price of $21.85 per share, which was the market value of the Company's common stock on the date the options were granted.

                    On August 27, 2001, the Company granted options to purchase 45,000 shares of common stock to an employee pursuant to the Company's Employee Stock Option Plan. These options vest at a rate of 20% per year beginning August 27, 2002, expire August 27, 2011, and are exercisable at price of $25.26 per share, which was the market value of the Company's common stock on the date the options were granted. This employee was appointed Executive Vice President and Chief Financial Officer on August 28, 2001.

               The foregoing stock option grants were made in reliance upon exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          *10.37 Voicestream Wireless Corporation Services (wholly owned subsidiary of Deutsche Telekom, AG) Agreement between Startek USA, Inc. and Voicestream Wireless Corporation dated June 8, 2001.

          *10.38 Microsoft Corporation Manufacturing and Supply and Services Agreement between StarTek, Inc. and Microsoft Corporation dated July 1, 2001.

           10.39 Gifts.com, Inc. Amended, Restated and Consolidated Subordinate Loan Agreement between Reader's Digest Association, Inc., Domain.com, Inc. and Gifts.com, Inc. dated September 30, 2001.

           10.40 Promissory Note of StarTek Canada Services, Ltd. Dated November 2, 2001 in the principal amount of $9,948,624 (CAD) payable to Key Equipment Finance Canada Limited and Security Agreement dated November 2, 2001 by and between StarTek Canada Services, Ltd. and Key Equipment Finance Canada Limited.

---------

* Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.


     (b)  Reports on Form 8-K

                    On August 31, 2001, the Company filed a report on Form 8-K under Item 5, reporting the appointment of David I. Rosenthal as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of StarTek, Inc. Dennis M. Swenson, who retired, resigned as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of StarTek, Inc. effective August 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          STARTEK, INC.
                                          -------------------------------------
                                          (Registrant)


Date: November 14, 2001                   /s/ A. EMMET STEPHENSON, JR.
      -----------------                   -------------------------------------
                                          A. Emmet Stephenson, Jr.
                                          Chairman of the Board

Date: November 14, 2001                   /s/ WILLIAM E. MEADE, JR.
      -----------------                   -------------------------------------
                                          William E. Meade, Jr.
                                          President and Chief Executive Officer

Date: November 14, 2001                   /s/ DAVID I. ROSENTHAL
      -----------------                   -------------------------------------
                                          David I. Rosenthal
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                        DESCRIPTION
          -------                       -----------
          *10.37    Voicestream Wireless Corporation Services (wholly owned
                    subsidiary of Deutsche Telekom, AG) Agreement between
                    Startek USA, Inc. and Voicestream Wireless Corporation dated
                    June 8, 2001.

          *10.38    Microsoft Corporation Manufacturing and Supply and Services
                    Agreement between StarTek, Inc. and Microsoft Corporation dated July 1, 2001.

           10.39    Gifts.com, Inc. Amended, Restated and Consolidated
                    Subordinate Loan Agreement between Reader's Digest
                    Association, Inc., Domain.com, Inc. and Gifts.com, Inc.
                    dated September 30, 2001.

           10.40    Promissory Note of StarTek Canada Services, Ltd. Dated
                    November 2, 2001 in the principal amount of $9,948,624 (CAD) payable to Key Equipment Finance Canada Limited and Security
                    Agreement dated November 2, 2001 by and between StarTek
                    Canada Services, Ltd. and Key Equipment Finance Canada
                    Limited.

---------

* Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.