Form 10-K405
period 2001-12-31
STARTEK INC
filed 2002-03-29
CIK 1031029

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-12793

StarTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1370538 (I.R.S. employer identification no.)
100 Garfield Street Denver, Colorado 80206 (Address of principal executive offices)	80206 (Zip code)
(303) 361-6000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of February 7, 2002, 14,082,561 shares of common stock were outstanding and held by approximately 3,231 holders. The aggregate market value of common stock held by non-affiliates of the registrant on such date was approximately $84 million, based upon the closing price of the Company's common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the registrant's proxy statement to be delivered in connection with its 2002 annual meeting of stockholders. With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Statements

        All statements contained in this Form 10-K which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" appearing elsewhere in this Form 10-K.

PART I

ITEM 1. BUSINESS

General

        StarTek, Inc. (the "Company" or "StarTek") has an established position as a global provider of process management services and owns and operates branded vertical market Internet web sites. The Company's process management service platforms include a comprehensive offering of supply chain management services, high-end inbound telephone technical support, and provisioning management for complex telecommunications systems. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to the growing needs of its clients and to capitalize on market opportunities, both domestically and internationally. StarTek has a strategic partnership philosophy through which it assesses each of its client's needs, and together with its clients develops and implements customized outsourcing solutions. Management believes StarTek's entrepreneurial culture, long-term relationships with clients and suppliers, efficient operations, dedication to quality, and use of technology and management techniques provide StarTek a competitive advantage in attracting clients to outsource non-core operations. StarTek's largest client, based on 2001 revenues, has utilized StarTek's outsourced services since 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a further discussion of the Company's "Reliance on Principal Client Relationship" and "Risks Associated with the Company's Contracts".

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

        StarTek currently has six operating facilities in Colorado, and one facility each in Wyoming, Tennessee, Texas, and Oklahoma. The Company's European operations are performed from its two facilities in Hartlepool, England. The Company's Canadian operations are performed from two facilities in Kingston, Ontario and one facility in Cornwall, Ontario. The Company operated a facility in Singapore through 2001, but has substantially ceased such operations. We anticipate that this will not have a material adverse effect on the Company's future financial results.

        StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com. In fiscal year 2001, the Company wrote off all of its investments in Gifts.com for $12.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        The Company's business was founded in 1987 and, through its wholly-owned subsidiaries, has provided outsourced process management services since inception. On December 30, 1996, StarTek, Inc. was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd., two of the Company's operating subsidiaries, conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are wholly-owned subsidiaries of the Company. In 2001, the Company formed StarTek Canada Services, Ltd. a Nova Scotia, Canada corporation, which is a wholly owned subsidiary of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries. StarTek's principal executive offices are located at 100 Garfield Street, Denver, Colorado 80206 and its telephone number is (303) 361-6000. StarTek's home page on the Internet is located at www.startek.com.

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

        The Company assembles and packages products in the United States and the United Kingdom. The Company's assembly lines have been designed with significant flexibility, enabling the Company to assemble and package various types of products and rapidly change the type of product produced.

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

International Operations

        StarTek provides process management services on an international basis from the United Kingdom and Canada, and through 2001, in Singapore. The Company's facilities in the United Kingdom provide most of the Company's process management service platforms for clients internationally, including supply chain management, inbound technical support services in several languages, and product order fulfillment. The Company's facilities in Canada provide technical support services for clients in North America. The facility in Singapore closed on January 31, 2002, which we believe will not have a material adverse effect on the Company's future financial results as less than 1% of the Company's operating profit in 2001 was derived from these operations. International operations, in the aggregate, generated 21.5% of the Company's revenues during 2001. See Note 15 to the consolidated financial statements set forth herein for a further description of revenues, operating profit, and identifiable assets classified by the major geographic areas in which the Company operates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a discussion of "Risks Associated with International Operations and Expansion".

Domain.com Operations

        StarTek, through its wholly-owned subsidiary Domain.com, Inc., owns a portfolio of branded vertical market Internet web sites and currently operates certain sites, including airlines.com and wedding.com as internet portals.

Business Strategy

        StarTek's strategic objectives are to increase revenues and earnings by maintaining and enhancing its established position as a global provider of process management services; and to enhance shareholder value, revenues, and earnings by developing revenue streams from, or ownership interests in, Internet web site businesses arising from a portfolio of Internet domain names. To reach these objectives, the Company intends to:

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

        Develop Strategic Partnerships and Long-Term Relationships.    StarTek seeks to develop long-term client relationships, primarily with Fortune 1000 companies. The Company invests significant resources to establish strategic partnership relationships and to understand each client's processes, culture, decision parameters, and goals so as to develop and implement customized solutions. The Company believes this solution-oriented, value-added, integrated approach to addressing its clients' needs distinguishes StarTek from its competitors and plays a key role in the Company's ability to attract and retain clients on a long-term basis.

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

        Emphasize Quality.    StarTek strives to achieve the highest quality standards in the industry. To this end, the Company, through its wholly-owned subsidiary in the United Kingdom, has received ISO 9001:2000 certification, and through certain of its wholly-owned subsidiaries in the US, has received ISO 9002 certification. Both ISO 9001:2000 and ISO 9002 are an international standard for quality assurance and consistency in operating procedure. Certain of the Company's existing clients require evidence of ISO certification prior to selecting an outsourcing provider.

        Capitalize on Technology.    Management believes it has established a competitive advantage by capitalizing on technology and proprietary software, including automatic call distributors, inventory management software, order management software, transportation management software, knowledge databases, call tracking systems, resource scheduling software, and computer telephony integration software. The Company further believes these capabilities enable StarTek to improve efficiency, serve as a transparent extension of its clients, receive telephone calls and data directly from its clients' systems, and report detailed information concerning the status and results of the Company's services and interaction with clients on a daily basis.

        Develop Internet Web Site Portfolio.    Management believes the Company can continue to develop revenue and profit streams from certain of its Internet sites, or establish ownership interests in Internet web site businesses arising from a portfolio of Internet domain names. Management believes shareholder value can be enhanced in a variety of ways, which include, among others, joint ventures with third parties to develop web site businesses based upon its Internet domain names. These opportunities are being pursued at this time.

Clients

        StarTek's current client base consists of companies engaged primarily in computer software, Internet, E-commerce, computer hardware, technology, consumer products, and telecommunications industries.    The Company's three largest customers, Microsoft Corporation, AT&T Wireless, Inc., and AT&T Corporation accounted for 48.4%, 19.1%, and 10.8%, respectively, of the Company's revenues in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a further discussion of the Company's "Reliance on Principal Client Relationship" and "Risks Associated with the Company's Contracts".

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

        StarTek markets its process management services through a variety of methods, including personal sales calls, client referrals, attendance at trade shows, and cross-selling of services to existing clients. As part of its marketing efforts, the Company encourages visits to its facilities where the Company demonstrates its services, quality procedures, and ability to accommodate additional business.

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

Technology

        StarTek employs technology and proprietary software that incorporates digital switching, relational knowledge database management systems, call tracking systems, workforce management systems, object-oriented software modules, and computer telephony integration. The Company's digital switching technology is designed to enable calls to be routed to the next available teleservice representative with the appropriate product knowledge, skill, and language abilities. Call tracking and workforce management systems generate and track call volumes by client, enabling the Company to schedule personnel efficiently, anticipate fluctuations in call volume, and provide clients with detailed information concerning the status and results of the Company's services on a daily basis. Management believes StarTek's proprietary technology platform provides the Company with a competitive advantage in maintaining existing clients and attracting new clients. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a discussion of "Risks Associated with Rapidly Changing Technology".

Employees and Training

        StarTek's success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly and temporary employees during peak periods is critical to the Company's ability to provide high quality outsourced services. To maintain good employee relations and to minimize turnover, the Company offers competitive pay, a range of employee benefits, and provides employees with clear, visible career paths. To meet its service objectives, the Company also utilizes temporary employees. As of December 31, 2001, the Company had approximately 4,225 full-time equivalent employees. The number of temporary employees varies substantially due to the seasonal nature of StarTek's clients' businesses. Management believes demographics surrounding StarTek's facilities, and the Company's reputation, stability, and compensation plans should allow the Company to continue to attract and retain qualified employees. The Company considers its employee relations to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a discussion of factors relating to the Company's "Dependence on Labor Force" and "Dependence on Key Personnel".

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

Industry and Competition

        Management believes businesses throughout the world are increasingly focusing on their core competencies, and are increasingly engaging outsourced service companies to perform specialized, non-core functions and services. Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage capacity, and improve customer and technical information gathering and utilization. To realize these advantages, companies are outsourcing the process of planning, implementing, and controlling the efficient flow of goods, services, teleservices, and related information from point of origin to point of consumption. Additionally, rapid technological changes and rising customer expectations for high-quality goods and services make it increasingly difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to support a product's life-cycle on a cost-effective basis. Management believes companies that focus on providing these services as their core business, including StarTek, are expected to continue to benefit from these outsourcing trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a discussion of the Company's "Highly Competitive Market".

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

ITEM 2. PROPERTIES

Facilities

        Currently, StarTek owns or operates the following facilities, containing in aggregate, approximately 1,087,874 square feet:

Properties	Year Opened or Acquired	Square feet	Leased, Company Owned, or Otherwise
US Facilities
Greeley, Colorado	1987	100,000	Company Owned
Denver, Colorado	1995	138,000	Company Owned
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned
Clarksville, Tennessee	1998	305,000	Company Owned(a)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring, Texas	1999	30,000	Leased
Enid, Oklahoma	2000	47,524	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Denver, Colorado	2000	5,500	Leased
International Facilities
Hartlepool, England(2)	1993	73,000	Leased(b)
Kingston, Ontario Canada	2001	49,000	Company Owned
Kingston, Ontario Canada	2001	20,000	Leased
Cornwall, Ontario Canada	2001	74,000	Leased

        Substantially all of the Company's facility space can be used to support several of the Company's process management service platforms. Management believes StarTek's existing facilities are adequate for the Company's current operations, but continued capacity expansion could be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable StarTek to readily provide for needs of new clients, and increasing needs of existing clients. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a discussion of "Risks of Business Interruptions".

(a)
See Note 9 to the consolidated financial statements set forth herein for a description of the Tennessee financing arrangement.

(b)
Single lease for two operating facilities.

ITEM 3. LEGAL PROCEEDINGS

        The Company has been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

        StarTek's common stock has traded under the symbol "SRT" on the New York Stock Exchange since June 19, 1997, the effective date of the Company's initial public offering. StarTek's common stock also trades on the Pacific Exchange, Chicago Stock Exchange, Boston Stock Exchange, Philadelphia Stock Exchange, and Berlin Stock Exchange. High and low sale prices of StarTek's common stock for 2000 and 2001 were:

	2000		2001
	High	Low	High	Low
First Quarter	76	28 5/8	19.66	11.60
Second Quarter	79 1/4	44 3/16	22.60	13.20
Third Quarter	52 3/4	28 7/8	26.60	15.81
Fourth Quarter	31 1/2	11 3/4	19.75	15.23

        The closing sale price for StarTek's common stock on February 7, 2002 was $16.70. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a discussion of "Volatility of Stock Price".

Holders of Common Stock

        As of February 7, 2002, there were approximately 3,231 stockholders of record and 14,082,561 shares of common stock outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" set forth herein for a discussion of "Control by Principal Stockholders".

Dividend Policy

        StarTek currently intends to retain all earnings to finance continued growth of its business and does not expect to pay any dividends in the foreseeable future. The payment of any dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, general financial condition of the Company, and general business conditions. Under its $10 million line of credit, the Company may not pay dividends in an amount that would cause a failure to meet its financial covenants. See Note 7 to the consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Liquidity and Capital Resources" set forth herein for a description of these financial covenants.

Sales of Unregistered Securities

        The Company did not issue or sell any unregistered securities during the three months ended December 31, 2001, except for the following stock options, all of which were granted at exercise prices equal to the closing market price of the Company's common stock on the date the options were granted:

        On October 1, 2001, the Company granted options to purchase 14,400 shares of common stock, in the aggregate, to 144 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning October 1, 2002, expire October 1, 2011, and are exercisable at a price of $16.60 per share.

        On October 3, 2001, the Company granted options to purchase 24,200 shares of common stock, in the aggregate, to 24 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning October 3, 2002, expire October 3, 2011, and are exercisable at a price of $17.90 per share.

        On December 7, 2001, the Company granted options to purchase 18,500 shares of common stock, in the aggregate, to 6 employees pursuant to the Company's employee stock option plan. These options vest at a rate of 20% per year beginning December 7, 2002, expire December 7, 2011, and are exercisable at a price of $18.50 per share.

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

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(Dollars in Thousands, Except Per Share Data)
Income Statement Data:
Revenues	$89,150	$140,984	$205,227	$200,750	$182,576
Cost of services	71,986	115,079	166,880	153,629	137,622

Gross profit	17,164	25,905	38,347	47,121	44,954
Selling, general and administrative expenses	8,703	14,714	20,338	20,950	25,938
Management fee expense	3,126	—	—	—	—

Operating profit	5,335	11,191	18,009	26,171	19,016
Net interest income and other	933	2,254	2,814	4,655	4,318
Loss on impaired investments	—	—	—	—	(15,452)

Income before income taxes	6,268	13,445	20,823	30,826	7,882
Income tax expense	2,110	4,901	7,800	11,406	3,011

Net income	$4,158	$8,544	$13,023	$19,420	$4,871

Earnings per share:
Basic		$0.62	$0.94	$1.39	$0.35
Diluted		$0.62	$0.92	$1.36	$0.34
Weighted average shares outstanding:
Basic		13,828,571	13,874,556	14,016,851	14,053,484
Diluted		13,828,571	14,139,149	14,279,409	14,168,044
Selected Operating Data:
Capital expenditures, net of proceeds	$3,191	$13,927	$12,591	$8,625	$19,008
Depreciation and amortization	$1,829	$2,852	$4,715	$5,482	$6,898
Balance Sheet Data (December 31):
Working capital	$38,704	$38,336	$40,214	$56,146	$59,129
Total assets	58,172	80,201	101,435	122,283	129,153
Total debt	664	4,225	7,424	11,497	11,806
Total stockholders' equity	$46,006	$54,133	$71,046	$91,964	$95,609

Selected Unaudited Pro Forma Information:

	Year Ended December 31, 1997	Year Ended December 31, 2001
	(In Thousands Except Per Share Data)
Historical net income	$4,158	$4,871
Add back: Management fee expense(a)	3,126
Loss on impaired investments(b)	15,452
Less applicable income tax expense	(1,394)	(5,903)

Pro Forma net income	$5,890	$14,420
Earnings per share:
Basic	$0.47	$1.03
Diluted	$0.47	$1.02
Weighted average shares outstanding
Basic	12,652,680	14,053,484
Diluted	12,652,680	14,168,044

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

(b)
The Company recognized an impairment on its investment in Six Sigma, LLC for $3.1 million in the first quarter of 2001 and an impairment on its investment in Gifts.com, Inc. for $12.4 million in the fourth quarter of 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All statements contained in this Form 10-K, which are not statements of historical facts, are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's investment in and notes receivable from Gifts.com, Inc., risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" appearing elsewhere in this Form 10-K.

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

        An essential element of the Company's ability to grow is availability of capacity to readily provide for the needs of new clients and the increasing needs of existing clients. StarTek currently operates from facilities in the United States, United Kingdom, and Canada. The Company's capacity expanded during 2001 through: i) purchase of a 49,000 square foot building in Kingston, Ontario; ii) lease of a 20,000 square foot space in Kingston, Ontario; and iii) lease of 74,000 square foot space in Cornwall, Ontario. Management believes StarTek's existing facilities are adequate for the Company's current and near-term operations, but continued capacity expansion will be required to support continued growth. Management intends to maintain a certain amount of excess capacity to enable StarTek to readily provide for the needs of new clients and the increasing needs of existing clients.

        The Company frequently purchases components of its clients' products as an integral part of its process management services and in advance of providing its product assembly and packaging services. These components are packaged, assembled, and held by StarTek pending shipment. The Company generally has the right to be reimbursed from clients for unused inventories. Client-owned inventories are not valued in the Company's balance sheet. See Note 1 and 5 to the consolidated financial statements set forth herein for a further description of the Company's inventories.

Results of Operations

        The following table should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K, and sets forth certain consolidated income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of services	81.3	76.5	75.4

Gross profit	18.7	23.5	24.6
Selling, general and administrative expenses	9.9	10.4	14.2

Operating profit	8.8	13.1	10.4
Net interest income and other	1.4	2.3	2.4
Loss on impaired investments	—	—	(8.5)

Income before income taxes	10.2	15.4	4.3
Income tax expense	3.8	5.7	1.6

Net income	6.4%	9.7%	2.7%

2001 Compared to 2000

        Revenues.    Revenues decreased $18.1 million, or 9.1%, from $200.7 million in 2000 to $182.6 million in 2001. This decrease was largely due to reduced revenue from the supply chain management services, partially offset by increased technical support services.

        Costs of Services.    Cost of services decreased $16.0 million, or 10.4%, from $153.6 million in 2000 to $137.6 million in 2001. As a percentage of revenues, cost of services was 76.5% and 75.4% in 2000 and 2001, respectively. This percentage decreased primarily due to an increase in high margin business.

        Gross Profit.    Due to the foregoing factors, gross profit decreased $2.2 million in 2001, or 4.6%, from $47.1 million in 2000 to $44.9 million in 2001. As a percentage of revenues, gross profit was 23.5% and 24.6% in 2000 and 2001, respectively.

        Selling, General, and Administrative Expenses.    Selling, general and administrative expenses increased $5.0 million, or 23.8%, from $20.9 million in 2000 to $25.9 million in 2001. As a percentage of revenues, selling, general and administrative expenses increased from 10.4% in 2000 to 14.2% in 2001. This increase was the result of facility expansions to support growth in technical support services and expenses incurred to attract and hire senior level managers during the year.

        Operating Profit.    As a result of the foregoing factors, operating profit decreased $7.1 million or 27.2% from $26.1 million in 2000 to $19.0 million in 2001. As a percentage of revenues, operating profit decreased from 13.1% in 2000 to 10.4% in 2001.

        Net Interest Income and Other.    Net interest income and other decreased $0.4 million or 8.5% from $4.7 million in 2000 to $4.3 million in 2001. The majority of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The decrease is the result of lower interest rates in 2001.

        Loss on Impaired Investments.    The Company recorded a loss on impaired investments of $15.5 million, or 8.5% of revenue, in 2001. This loss was the result of the impairment of two investments. The first impairment, for $3.1 million, was related to the Company's investment in Six

Sigma, LLC and occurred due to the bankruptcy filing of Six Sigma, LLC because of alleged misappropriation of funds from its customer. The second impairment, for $12.4 million, was related to the Company's investment in Gifts.com, Inc. and resulted from continued operating losses, negative cash flows, and a deficiency in working capital of Gifts.com, Inc. Management intends to actively pursue recovery of these investments to the extent possible.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes decreased $22.9 million, or 74.4%, from $30.8 in 2000 to $7.9 million in 2001. As a percentage of revenues, income before income taxes decreased from 15.4% in 2000 to 4.3% in 2001.

        Income Tax Expense.    Income tax expense for 2000 and 2001 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.0% and 38.2% respectively.

        Net Income.    Based on the factors discussed above, net income decreased $14.5 million, or 74.9%, from $19.4 million in 2000 to $4.9 million in 2001.

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

Liquidity and Capital Resources

        Since its initial public offering in 1997, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

        The Company had a $5.0 million secured line of credit with Wells Fargo Bank West, N.A. (the "Bank") that matured on April 30, 2001. The Company has established an unsecured $10.0 million line of credit with the Bank. Borrowing under the new line of credit bears interest at the Bank's prime rate minus 1% (3.75% as of December 31, 2001). Under this new line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit (excluding any adjustments of carrying value pertaining to Gifts.com, Inc). The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants. As of December 31, 2001 and the date of this Form 10-K, the Company was in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit.

        On June 29, 2001, the Company purchased a 49,000 square foot building in Kingston, Ontario. The Company's investment in this facility totaled $7.1 million. The facility is principally used for a call center supporting a telecommunications client and for general office use and other services offered by the company.

        As of December 31, 2001, the Company had cash, cash equivalents, and investment balances of $50.1 million, working capital of $59.1 million, and stockholders' equity of $95.6 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

        Net cash provided by operating activities was $11.0 million and $25.9 million for the years ended December 31, 2000 and 2001, respectively. This increase was primarily a result of a decrease in net purchases of trading securities, partially offset by net changes in operating assets. Without the effect of net purchases/sales of trading securities, operating cash flows were $16,973, $24,720, and $19,534 in 1999, 2000, and 2001, respectively.

        Net cash used in investing activities was $5.3 million and $34.5 million for the years ended December 31, 2000 and 2001, respectively. This increase was primarily due to an increase in purchases of property, plant, and equipment and the increased net purchases of investments available for sale.

        Net cash provided by financing activities was $4.8 million and $1.1 million for the years ended December 31, 2000 and 2001, respectively. Financing activities, during both periods, consisted of principal payments on borrowings, offset by proceeds from exercises of employee stock options and borrowings.

        The effect of currency exchange rate changes on translation of the Company's United Kingdom, Singapore and Canada operations was not substantial during the year 2001. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

Contractual Obligations (in thousands)

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt(1)	$3,605	$5,116	$1,791	$1,294	$11,806
Operating leases(2)	1,211	1,702	1,457	2,516	6,886

Total Contractual Obligations	$4,816	$6,818	$3,248	$3,810	$18,692

(1)
Long-term debt consists of fixed rate equipment loans ranging from 5.0% to 7.9%, variable rate equipment loans, non-interest bearing promissory notes, and other debt obligations.

(2)
The Company leases facilities and equipment under various non-cancelable operating leases.

Critical Accounting Policies and Judgments

        The Company recognizes revenues as process management services are completed. The Company's cost of services include labor, telecommunications, materials, and freight expenses that are variable in nature, and certain facility expenses. All other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services, are included in selling, general and administrative expenses, which generally tend to be either semi-variable or fixed in nature.

        In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, income taxes, restructuring costs, contingences, and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.

        The most significant judgments made in the Company's financial statements for 2001 involve the Company's impairment of its investments in Six Sigma LLC and Gifts.com, Inc. The Company based its decision to show these investments as impaired on analysis of operating results and legal filings. The Company will continue to pursue recovery of these investments.

        The Company exercises judgment in evaluating its long-lived assets for impairment. Management believes the Company's businesses will generate sufficient undiscounted cash flow to more than recover the investments it has made in property, plant and equipment.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 143 prohibits the amortization of goodwill intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002 and the adoption of these statements did not result in any material impact.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not result in any material impact.

Inflation and General Economic Conditions

        Although management cannot accurately anticipate effects of domestic and foreign inflation on the Company's operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on the Company's results of operations or financial condition.

Risk Factors

Reliance on Principal Client Relationships

        Microsoft Corporation ("Microsoft") accounted for 70.4% and 48.4% of the Company's revenues for the year ended December 31, 2000 and 2001, respectively. AT&T Wireless Services, Inc. and AT&T Corporation accounted for 19.1% and 10.8% of the Company's revenues for the year ended December 31, 2001, respectively. Loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal clients or, if it were to lose its principal clients, would be able to timely replace such clients with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

Variability of Quarterly Operating Results

        The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the year ended December 31, 2001 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

Dependence on the Success of Clients' Products and Services

        In substantially all of our client programs, the Company generates revenues based, in large part, on the amount of products and services demanded by our clients' customers. Consequently, and due to the inbound nature of the Company's business, the amount of revenues generated from any particular client program is dependent upon consumers interest in, and use of the clients' products and/or services.

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

Difficulties in Managing Business Undergoing Rapid Growth

        The Company has experienced rapid growth in years prior to 2001 and anticipates future growth. Anticipated growth depends on a number of factors, including the Company's ability to: (i) initiate, develop, and maintain new and existing client relationships, particularly relationships with its principal client(s); (ii) expand its sales and marketing organization; (iii) recruit, motivate, and retain qualified management, customer support, and other personnel; (iv) rapidly expand capacity of its existing facilities or identify, acquire or lease suitable additional facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; (v) provide high quality services to its clients; and (vi) maintain relationships with high-quality and reliable suppliers. Continued rapid growth can be expected to place significant strain upon the Company's management, employees, operations, operating and financial systems, and other resources. To accommodate such growth and to compete effectively, the Company must continue to implement and improve its information systems, procedures, and controls and expand, train, motivate, and manage its workforce. There can be no assurance the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Further, there can be no assurance the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations, or achieve planned growth on a timely and profitable basis. If the Company is unable to manage growth effectively or if growth does not occur, its business, results of operations, and financial condition could be materially and adversely affected.

Risks Associated with Rapidly Changing Technology

        Continued and substantial world-wide use and development of the Internet as a delivery system for computer software, hardware, computer games, other computer related products, and products in general could significantly and adversely affect demand for the Company's services. Additionally, the Company's success is significantly dependent on its computer equipment, telecommunications equipment, software systems, operating systems, and financial systems. There can be no assurance that the Company will be able to develop and market any new services, or that such services will be commercially successful, or clients' and competitors' technologies or services will not render the Company's services obsolete. Furthermore, the Company's failure to successfully and timely implement sophisticated technology or to respond effectively to technological changes in general, would have a material adverse effect on the Company's success, growth prospects, results of operations, and financial condition.

Dependence on Labor Force

        StarTek's success is largely dependent on its ability to recruit, hire, train, and retain qualified employees. The Company's business is labor intensive and continues to experience relatively high personnel turnover. The Company's operations, especially its technical support teleservices, generally require specially trained employees. Increases in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease its operating efficiency and productivity. Also, the addition of new clients or implementation of new projects for existing clients may require the Company to recruit, hire, and train personnel at accelerated rates. There can be no assurance that the Company will be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth. Additionally, since a substantial portion of the Company's operating expenses consist of labor related costs, continued labor shortages together with increases in wages (including minimum wages as mandated by the US federal government, employee benefit costs, employment tax rates, and other labor related expenses) could have a material adverse effect on StarTek's business, operating profit, and financial condition.

Risks Associated with the Company's Contracts

        The Company typically enters into written agreements with each client for outsourced services, or performs services on a purchase order basis. Under substantially all of the Company's significant arrangements with its clients, including its principal clients, the Company typically generates revenues based on the number and duration of customer inquiries, and volume, complexity, and type of components involved in its clients' products. Consequently, the amount of revenues generated from any particular client is generally dependent upon customers' purchase and use of that clients' products. There can be no assurance as to the number of customers who will be attracted to the products of the Company's clients or that the Company's clients will continue to develop new products that will require the Company's services. Although the Company currently seeks to sign multi-year contracts with its clients, the Company's contracts generally: (i) permit termination upon relatively short notice by its clients; (ii) do not designate the Company as its clients' exclusive outsourcing service provider; (iii) do not penalize its clients for early termination, and; (iv) generally hold the Company responsible for work performed which does not meet certain pre-defined specifications. To the extent the Company works on a purchase order basis, agreements with its clients frequently do not provide for minimum purchase requirements, except in connection with certain of its technical support services. Certain of the Company's contracts require the Company, through its wholly-owned subsidiaries and for certain of its facilities and services, to maintain ISO certification.

Risks Associated with General Economic Conditions

        StarTek operates within US and international economies that are subject to various economic, market and other factors. The Company, as well as its clients, can be particularly vulnerable to recession or other significant economic events or downturn. The US economy and related financial markets have experienced generally downward fluctuations in the past twelve months. Economic instability or continued recession may continue for the foreseeable future. These broad economic factors can adversely affect StarTek's revenue and profit margins.

Risks Associated with International Operations and Expansion

        StarTek currently conducts business in the United Kingdom and Canada, in addition to its US operations. International operations accounted for 21.5% of the Company's revenues for the year ended December 31, 2001.    There can be no assurance that the Company will be able to continue or expand its capacity to market, sell, and deliver its services in international markets, or develop relationships with other businesses to expand its international operations. Additionally, there are certain risks inherent in conducting international business, including: (i) exposure to foreign currency fluctuations against the US dollar; (ii) competition from others regarding labor and material costs; (iii) potentially longer working capital cycles; (iv) greater difficulties in collecting accounts receivable; (v) difficulties in complying with a variety of foreign laws and foreign tax regulations; (vi) unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; (vii) difficulties in staffing and effectively managing foreign operations; and (viii) political instability and adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations, growth prospects, and financial condition.

Control by Principal Stockholders

        As of February 7, 2002, A. Emmet Stephenson, Jr., Chairman of the Board and co-founder of the Company, and his family beneficially own approximately 62.2% of the Company's outstanding common stock. As a result, Mr. Stephenson and his family will be able to elect the entire Board of Directors of the Company and to control substantially all other matters requiring action by the Company's stockholders. Additionally, substantially all of the Company's revenues, operating expenses, and operating results in general are derived from the Company's wholly-owned subsidiaries. Mr. Stephenson is the sole director for each of the Company's wholly-owned subsidiaries. Such voting concentration may discourage, delay or prevent a change in control of the Company and its wholly-owned subsidiaries.

Dependence on Key Personnel

        The Company's success to date has depended in part on the skills and efforts of Mr. Stephenson. As of February 7, 2002, Mr. Stephenson and his family beneficially own approximately 62.2% and of the Company's outstanding common stock, respectively. Mr. Stephenson has not entered into an employment agreement with the Company and there can be no assurance that the Company can retain the services of Mr. Stephenson. In May 2001, the Company entered into an employment agreement with William E. Meade, Jr. The agreement provides for, among other things, the services of Mr. Meade as the Company's Chief Executive Officer, President and member of the Board of Directors through May 2006. The loss of Mr. Stephenson, Mr. Meade, or the Company's inability to hire and retain other qualified officers, directors and key employees, could have a material adverse effect on the Company's success, growth prospects, results of operations, and financial condition.

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

Volatility of Stock Price

        The market price of StarTek's common stock has been highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, the success of the Company in implementing its business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. Additionally, the stock market has experienced substantial price and volume fluctuations that have particularly affected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of StarTek's common stock. Additionally, since only a minority portion of StarTek's outstanding common stock is currently available for trading without restriction under Rule 144, and since such stock sometimes trades at a relatively low volume level, any change in demand for such stock can be expected to substantially influence market prices of StarTek's outstanding common stock. The price of StarTek, Inc. shares varied from a low of $11.60 to a high of $26.60 during 2001.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of December 31, 2001. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved and amended by the Board of Directors during 1999, provides for investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Risk Factors" section of this Form 10-K. Also see Note 1 and 3 to the consolidated financial statements set forth herein for a further discussion of the Company's cash, cash equivalents, and investments.

Interest Rate Sensitivity and Other General Market Risks

        Cash and Cash Equivalents.    The Company had $14.3 million in cash and cash equivalents, which consisted of: (i) $13.8 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 1.8%; and (ii) $0.5 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

        Investments Available for Sale.    The Company had investments available for sale, which, in aggregate, had an original cost of $30.9 million and a fair market value of $27.3 million. Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to market risk and interest and inflation rate risks. These investments will fall in value if interest and/or inflation rates thereon increase.

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

        The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

		Expected Maturity Date -Cost-
	Weighted Average Interest Rates
		1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
		(Dollars in Thousands)
Corporate bonds	8.17%	$5,636	—	—	$—	$—	—	$5,636	$4,895
Corporate bonds	6.42%	—	$4,028	—	—	—	—	4,028	3,966
Corporate bonds	16.92%	—	—	$975	—	—	—	975	1,200
Corporate bonds	6.69%	—	—	—	—	—	$2,839	2,839	2,976

Total		$5,636	$4,028	$975	$—	$—	$2,839	$13,478	$13,037

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

        As part of its investments available for sale portfolio, the Company was invested in equity securities which, in aggregate, had an original cost of $17.4 million and a fair market value of $14.3 million.

        Outstanding Debt of the Company.    The Company had outstanding debt of $11.8 million as of December 31, 2001, $0.9 million of which bears interest at an annual fixed rate of 7.0%, and $1.3 million of which bears no interest as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan, $1.0 million outstanding, whereby the Company is expected to repay its debt at a variable rate of interest (3.15% at December 31, 2001) over a forty-eight month period. On December 14, 2000 the Company completed an equipment loan, $1.6 million outstanding whereby the Company is expected to repay its debt at an annual fixed rated of interest of 7.65% over a forty-eight month period. On November 2, 2001, the Company entered into an equipment loan with Key Equipment Finance Canada Limited for financing of equipment to be used in the Company's Canadian facilities in the amount of $6.4 million US. The loan bears interest at 5.02% to be repaid over a 48-month period. As of December 31, 2001, US $6.2 million was outstanding on this loan. This loan is secured with the title of the equipment purchased as collateral. There is a penalty if the loan is prepaid before the end of the second year. On December 6, 2001, the Company entered into an equipment loan with Key Equipment Finance Canada Limited for financing of equipment to be used in the Company's Canadian facilities in the amount of $0.7 million US. The loan bears interest at 5.41% to be repaid over a 48-month period. As of December 31, 2001, $0.7 million US was outstanding on this loan. This loan is secured with the title of the equipment purchased as collateral. There is a penalty if the loan is prepaid before the end of the second year. The Company is required, from time to time, to maintain certain operating ratios. As of December 31, 2001 and the date of this Form 10-K, the Company was in compliance with these financial covenants.

        Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse affect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10 million line of credit bear interest at the lender's prime rate minus 1% (3.75% as of December 31, 2001). As of December 31, 2001 and the date of this Form 10-K, the Company was in compliance with the financial covenants pertaining to the line of credit. The Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

        Equity Securities.    The Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value, in aggregate, of $17.4 million and $14.3 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

        Trading Securities.    As of December 31, 2001 the Company was invested in trading securities, which, in aggregate, had an original cost and fair market value of $8.3 million and $8.5 million, respectively. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of December 31, 2001, the Company had sold call options for a total of 33,500 shares of US equity securities which, in aggregate, generated proceeds and had a market value of $0.03 million and $0.03 million, respectively, and sold put options for a total of 211,000 shares of US equity securities which, in aggregate, generated proceeds and had a market value of $0.13 million and $0.09 million, respectively. The foregoing call and put options were reported net as components of trading securities, and upon their expiration on January 18 and February 15, 2002, respectively, the proceeds thereof were reported as income.

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

Foreign Currency Exchange Risks

        Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. Of the Company's revenues for the year ended December 31, 2001, 21.5% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its United Kingdom, Singapore and Canada operations.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY FINANCIAL DATA

        Consolidated financial statements and supplementary data of the Company required by Item 8. are set forth herein at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEMS 10. THROUGH 13.

        Information required by Item 10. (Directors and Executive Officers of the Registrant), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management), and Item 13. (Certain Relationships and Related Transactions) will be included in StarTek's definitive proxy statement to be delivered in connection with its 2002 annual meeting of stockholders and is incorporated herein by reference.

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

          3.    An Index of Exhibits is on pages 38, 39 and 40 of this Form 10-K.

(b)
Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

STARTEK, INC. AND SUBSIDIARIES

Index to Financial Statements, Supplementary Data and
Financial Statement Schedules

Page Number in Form 10-K
Financial Statements:
Report of Independent Auditors	28
Consolidated Balance Sheets, as of December 31, 2000 and 2001	29
Consolidated Income Statements, years ended December 31, 1999, 2000 and 2001	30
Consolidated Statements of Cash Flows, years ended December 31, 1999, 2000 and 2001	31
Consolidated Statements of Stockholders' Equity, years ended December 31, 1999, 2000 and 2001	32
Notes to Consolidated Financial Statements	33
Supplementary Data:
Selected Financial Data	11
Financial Statement Schedules

Note. All schedules have been included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
StarTek, Inc.

        We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Denver, Colorado
February 14, 2002

STARTEK, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	December 31, 2000	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$22,543	$14,282
Investments	32,413	35,804
Trade accounts receivable, less allowance for doubtful accounts of $672 and $789 in 2000 and 2001, respectively	20,399	26,185
Inventories	1,946	2,614
Deferred tax assets	1,902	3,394
Prepaid expenses and other assets	742	1,274

Total current assets	79,945	83,553
Property, plant and equipment, net	29,891	42,017
Investment in Gifts.com, Inc., at cost	2,606	—
Notes receivable from Gifts.com, Inc.	9,807	—
Long-term deferred tax assets	—	3,533
Other assets	34	50

Total assets	$122,283	$129,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,375	$11,978
Accrued liabilities	5,962	6,357
Income taxes payable	3,108	2,192
Line of credit	4,000	—
Current portion of long-term debt	1,992	3,605
Other	362	292

Total current liabilities	23,799	24,424
Long-term debt, less current portion	5,505	8,201
Deferred income taxes	725	—
Other	290	919
Stockholders' equity:
Common stock	140	141
Additional paid-in capital	47,095	48,002
Cumulative translation adjustment	8	(431)
Unrealized loss on investments available for sale	(495)	(2,190)
Retained earnings	45,216	50,087

Total stockholders' equity	91,964	95,609

Total liabilities and stockholders' equity	$122,283	$129,153

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Income Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001
Revenues	$205,227	$200,750	$182,576
Cost of services	166,880	153,629	137,622

Gross profit	38,347	47,121	44,954
Selling, general and administrative expenses	20,338	20,950	25,938

Operating profit	18,009	26,171	19,016
Net interest income and other	2,814	4,655	4,318
Loss on impaired investments	—	—	(15,452)

Income before income taxes	20,823	30,826	7,882
Income tax expense	7,800	11,406	3,011

Net income (A)	$13,023	$19,420	$4,871

Weighted average shares of common stock (B)	13,874,556	14,016,851	14,053,484
Dilutive effect of stock options	264,593	262,558	114,560

Common stock and common stock equivalents (C)	14,139,149	14,279,409	14,168,044

Earnings per share:
Basic (A/B)	$0.94	$1.39	$0.35
Diluted (A/C)	$0.92	$1.36	$0.34

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	1999	2000	2001
Operating Activities
Net income	$13,023	$19,420	$4,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,715	5,482	6,898
Deferred income taxes	(884)	691	(4,497)
Loss (gain) on sale of assets	3	(80)	1
Loss on investment impairments	—	—	15,452
Changes in operating assets and liabilities:
Sales (purchases) of trading securities, net	(1,146)	(13,668)	6,334
Trade accounts receivable, net	(1,316)	1,393	(5,786)
Inventories	(968)	1,794	(668)
Prepaid expenses and other assets	(283)	(268)	(548)
Accounts payable	(1,285)	(7,773)	3,603
Income taxes payable	1,094	2,434	(746)
Accrued and other liabilities	2,874	1,627	954

Net cash provided by operating activities	15,827	11,052	25,868
Investing Activities
Purchases of investments available for sale	(19,123)	(15,818)	(56,966)
Proceeds from disposition of investments available for sale	13,197	21,140	41,509
Purchases of property, plant and equipment	(12,593)	(8,909)	(19,016)
Proceeds from disposition of property, plant and equipment	2	284	8
Investments in Gifts.com, Inc.	(2,606)	—	—
Notes receivable from Gifts.com, Inc.	(7,818)	(1,989)	—

Net cash used in investing activities	(28,941)	(5,292)	(34,465)
Financing Activities
Stock options exercised	2,368	704	738
Principal payments on borrowings, net	(1,057)	(1,998)	(12,460)
Proceeds from borrowings and capital lease obligations	4,331	6,145	12,850
Principal payments on capital lease obligations	(14)	(74)	—

Net cash provided by financing activities	5,628	4,777	1,128
Effect of exchange rate changes on cash	(164)	63	(792)

Net (decrease) increase in cash and cash equivalents	(7,650)	10,600	(8,261)
Cash and cash equivalents at beginning of year	19,593	11,943	22,543

Cash and cash equivalents at end of year	$11,943	$22,543	14,282

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$332	$332	$355
Income taxes paid	$7,484	$8,376	$8,318
Property plant and equipment acquired or refinanced under long-term debt	$2,031	$2,144	$7,049
(Increase) decrease in unrealized loss on investments available for sale, net of tax	$10	$101	$(1,695)

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 1998	13,828,571	138	41,661	12,773	(439)	54,133
Stock options exercised	158,540	2	2,366	—	—	2,368
Income tax benefit from stock options exercised	—	—	1,654	—	—	1,654
Net income	—	—	—	13,023	—	13,023
Cumulative translation adjustment	—	—	—	—	(142)	(142)
Unrealized gain on investments available for sale	—	—	—	—	10	10

Comprehensive income	—	—	—	—	—	12,891

Balance, December 31, 1999	13,987,111	140	$45,681	$25,796	$(571)	$71,046
Stock options exercised	46,110	—	704	—	—	704
Income tax benefit from stock options exercised	—	—	710	—	—	710
Net income	—	—	—	19,420	—	19,420
Cumulative translation adjustment	—	—	—	—	(17)	(17)
Unrealized gain on investments available for sale	—	—	—	—	101	101

Comprehensive income	—	—	—	—	—	19,504

Balance, December 31, 2000	14,033,221	$140	$47,095	$45, 216	$(487)	$91,964
Stock options exercised	49,340	1	737	—	—	738
Income tax benefit from stock options exercised	—	—	170	—	—	170
Net income	—	—	—	4,871	—	4,871
Cumulative translation adjustment	—	—	—	—	(439)	(439)
Unrealized loss on investments available for sale	—	—	—	—	(1,695)	(1,695)

Comprehensive income	—	—	—	—	—	2,737

Balance, December 31, 2001	14,082,561	141	48,002	50,087	(2,621)	95,609

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

1.    Basis of Presentation and Summary of Significant Accounting Policies

        StarTek, Inc.'s business was founded in 1987 and, through its wholly-owned subsidiaries, has provided outsourced process management services since inception. On December 30, 1996, StarTek, Inc. (the "Company" or "StarTek") was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly-owned subsidiaries of the Company. In 2001, the Company formed StarTek Canada Services, Ltd. a Nova Scotia, Canada corporation, which is a wholly-owned subsidiary of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries. The consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

  Business Operations

        StarTek has an established position as a global provider of process management service platforms and owns and operates branded vertical market Internet web sites. The Company's process management service platforms include offering comprehensive supply chain management services, high-end inbound technical support, provisioning management for complex telecommunications systems, and E-commerce support and fulfillment. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to growing needs of its clients and to capitalize on market opportunities, both domestically and internationally. The Company has process management operations in North America, Europe, and through 2001, in Asia. The facility in Singapore closed on January 31, 2002.

        StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com, as internet portals.

  Foreign Currency Translation

        Assets and liabilities of the Company's foreign operations are translated into US dollars at current exchange rates. Revenues and expenses are translated at average monthly exchange rates. Resulting translation adjustments, net of applicable deferred income taxes (2000—$5; 2001—$(252)), are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

  Comprehensive Income

        Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $12,891, $19,504 and $2,737 for 1999, 2000 and 2001, respectively.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the US requires the Company's management to make estimates and assumptions that affect amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        The below table shows the roll forward of the Company's allowances for doubtful accounts and inventory reserves.

	December 31,
	1999	2000	2001
Allowance for Doubtful Accounts
Balance at beginning of year	$441	$775	$672
Additions	472	(75)	312
Write offs	(138)	(28)	(195)

Balance at end of year	$775	$672	$789

Inventory Reserve
Balance at beginning of year	$378	$596	$437
Additions	325	16	178
Write offs	(107)	(175)	(85)

Balance at end of year	$596	$437	$530

  Revenue Recognition

        Revenues are recognized as services are completed.

  Training

        Training costs pertaining to start-up and ongoing projects are expensed during the year incurred.

  Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, notes receivable, and debt. Carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Investments are reported at fair value. Management believes differences between fair values and carrying values of notes receivable and debt would not be materially different because interest rates approximate market rates for material items.

  Cash and Cash Equivalents

        The Company considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.

  Investments

        Investments available for sale consist of debt and equity securities reported at fair value, with unrealized gains and losses, net of tax (tax benefits of $295 and $1,371 for 2000 and 2001, respectively) reported as a separate component of stockholders' equity. There have been no unrealized gains and losses or declines in value judged to be other than temporary on investments available for sale with the exception of the investment in Six Sigma described in Note 4. Original cost of investments available for sale, which are sold, is based on the specific identification method. Interest income from investments available for sale is included in net interest income and other. Trading securities and investments are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date. Gross unrealized gains and losses from trading securities are reflected in income currently and as part of net interest income and other.

  Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded as either assets or liabilities measured at fair value. SFAS No. 133 requires changes in a derivative's fair value to be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess effectiveness of transactions receiving hedge accounting treatment. SFAS No. 133 was effective for the Company on January 1, 2001. The adoption of SFAS No. 133 had no material impact on the Company.

  Inventories

        Inventories are valued at average costs that approximate actual costs computed on a first-in, first-out basis, not in excess of market value.

  Property, Plant and Equipment

        Property, plant, and equipment are stated at cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives as follows:

Estimated Useful Lives
Buildings and improvements	7 to 30.5 years
Equipment	3 to 5 years
Furniture and fixtures	7 years

  Income Taxes

        The Company accounts for income taxes using the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company is subject to foreign income taxes on its foreign operations.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 143 prohibits the amortization of goodwill intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002 and the adoption of these statements did not result in any material impact.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not result in any material impact.

2.    Earnings Per Share

        Basic earnings per share is computed on the basis of weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method.

3.    Investments

        As of December 31, 2000, investments available for sale consisted of:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$7,081	$139	—	$7,220
Foreign government bonds	1,438	178	—	1,616
Equity securities	9,871	—	$(1,107)	8,764

Total	$18,390	$317	$(1,107)	$17,600

        As of December 31, 2001, investments available for sale consisted of:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,478	$375	$(816)	$13,037
Equity securities	17,409	293	(3,414)	14,288

Total	$30,887	$668	$(4,230)	$27,325

        As of December 31, 2001, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Cost	Estimated Fair Value
Corporate bonds maturing within:
One year	$5,636	$4,895
Two to five years	5,003	5,166
Due after five years	2,839	2,976

	$13,478	$13,037
Equity securities	17,409	14,288

Total	$30,887	$27,325

        Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

        As of December 31, 2000, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $14,571 and $14,813, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of December 31, 2000, the Company had sold call options for a total of 58,000 shares of US equity securities which, in the aggregate, had a basis and market value of $100 and $20, respectively, and sold put options for a total of 60,000 shares of US equity securities which, in the aggregate, had a basis and market value of $100 and $100, respectively. The foregoing call and put options were reported net as components of trading securities and expired between January 19 and April 20, 2001.

        As of December 31, 2001, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $8,344 and $8,479, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of December 31, 2001, the Company had sold call options for a total of 33,500 shares of US equity securities which, in the aggregate, had a basis and market value of $30 and $29, respectively, and sold put options for a total of 211,000 shares of US equity securities which, in the aggregate, had a basis and market value of $132 and $92, respectively. The foregoing call and put options were reported net as components of trading securities and expire between January 18 and February 15, 2002.

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

4.    Loss on Impaired Investments

        In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Lender and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believes it is probable its investment in Six Sigma has been impaired, and in 2001 took a charge for a loss on the entire investment balance of $3,000 and accrued interest and fees of $40. The Company will continue to pursue recovery of this investment.

        Through its wholly owned subsidiary Domain.com, Inc., the Company has a 19.9% investment in and notes receivable from Gifts.com, Inc. of $12,412 in the aggregate. The Company's investment in Gifts.com, Inc. was carried at cost. Gifts.com, Inc. is currently experiencing operating losses, negative cash flows, and a deficiency in working capital. The Company may lose its entire investment in and notes receivable from Gifts.com, Inc. Management believes it is probable the Company's investment in and notes receivable from Gifts.com, Inc. has been impaired, and in 2001 took a charge for a loss on the entire investment balance of $12,412. The Company will continue to pursue recovery of this investment.

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

	December 31,
	2000	2001
Purchased components and fabricated assemblies	$1,524	$1,903
Finished goods	422	711

	$1,946	$2,614

6.    Property, Plant and Equipment

	December 31,
	2000	2001
Land	$2,184	$2,398
Buildings and improvements	18,422	23,783
Equipment	23,732	33,762
Furniture and fixtures	2,813	4,603

	47,151	64,546
Less accumulated depreciation and amortization	(17,260)	(22,529)

Property, plant and equipment, net	$29,891	$42,017

7.    Line of Credit

        The Company had a $5.0 million secured line of credit with Wells Fargo Bank West, N.A. (the "Bank") that matured on April 30, 2001. The Company has established an unsecured $10.0 million line of credit with the Bank. Borrowing under the new line of credit bear interest at the Bank's prime rate minus 1% (3.75% as of December 31, 2001). Under this new line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit (excluding any adjustments of carrying value pertaining to Gifts.com, Inc). The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants. As of December 31, 2001, the Company was in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit.

8.    Leases

        The Company leases facilities and equipment under various non-cancelable operating leases. As of December 31, 2001, future minimum rental commitments for operating leases were:

Operating Leases
2002	$1,211
2003	936
2004	766
2005	746
2006	711
Thereafter	2,516

Total minimum lease payments	$6,886

        Rent expense, including equipment rentals, for 1999, 2000, and 2001 was $1,054, $727, and $1,044, respectively.

9.    Tennessee Financing Agreement

        On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the "Development Board") in connection with the Development Board's issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the "Facility Note") and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the "Equipment Loan"). The Facility Note bears interest at 9.0% per annum commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Development Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the "Facility Lease"). The Facility Lease provides for the Company to pay to the Development Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Development Board. Pursuant to the provisions of the Facility Lease and upon the Company's payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan bears interest at 9.0% per annum, generally contains the same provisions as the Facility Note, and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004. As of December 31, 2001, the Company had used approximately $4,456 and $1,981 of the Facility Note and Equipment Loan, respectively, and correspondingly entered into further lease arrangements with the Development Board.

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

10.  Long-Term Debt

	December 31,
	2000	2001
5.0% to 7.9% equipment loans	$4,011	$9,391
Variable rate equipment loan	1,493	998
Non-interest bearing promissory note with incentive provisions	1,810	1,261
Other debt obligations	183	156

	7,497	11,806
Less current portion of long-term debt	(1,992)	(3,605)

Long-term debt, less current portion	$5,505	$8,201

        In connection with the equipment loans, the Company provided collateral which generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loans. The variable rate loan bears interest at the prime rate minus 1.6%, or 3.15% on December 31, 2001. StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios. As of December 31, 2001, StarTek USA, Inc. was in compliance with these financial covenants.

        As of December 31, 2001, future scheduled annual principal payments on long-term debt, including amounts related to the promissory note with waiver provisions and the promissory note with incentive provisions were:

2002	$3,605
2003	2,752
2004	2,364
2005	1,765
2006	26
Thereafter	1,294

$11,806

11.  Income Taxes

        Significant components of the provision for income taxes were:

	1999	2000	2001
Current:
Federal	$7,054	$8,729	6,485
Foreign	864	1,123	292
State	762	869	731

Total current	8,680	10,721	7,508
Deferred:
Federal	(765)	548	(3,906)
State	(115)	137	(591)

Total deferred	(880)	685	(4,497)

Income tax expense	$7,800	$11,406	$3,011

        The Company is subject to foreign income taxes on certain of its operations.

        Income tax benefits associated with disqualifying dispositions of incentive stock options during 2000 and 2001 reduced income taxes by $710 and $170 for 2000 and 2001, respectively. Such benefits were recorded as an increase to additional paid-in capital.

        Significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included in the accompanying balance sheets as of December 31 were:

	2000	2001
Current deferred tax assets:
Bad debt allowance	$286	$233
Vacation accrual	233	610
Deferred revenue	685	747
Accrued expenses	310	453
Unrealized loss on investments available for sale	292	1,342
Other	96	9

Total current deferred tax assets	1,902	3,394
Long-term deferred tax assets (liabilities):
Tax depreciation in excess of book	(666)	(1,097)
Loss on impaired investment	—	4,630
Other	(59)	—

Net long-term deferred tax assets (liabilities)	(725)	3,533

Total deferred tax assets	$1,177	$6,927

        Differences between US federal statutory income tax rates and the Company's effective tax rates for the years ended December 31, 1999, 2000, and 2001 were:

	1999	2000	2001
Tax at US statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.2	3.3
Other, net	(0.6)	(1.2)	(0.1)

	37.5%	37.0%	38.2%

12.  Net Interest Income and Other

	Year Ended December 31,
	1999	2000	2001
Interest income	$2,741	$3,527	$2,511
Interest expense	(332)	(332)	(347)
Other income and expense	405	1,460	2,154

Net interest income and other	$2,814	$4,655	$4,318

13.  Stockholders' Equity

        In 2000 the Company increased the number of authorized shares of common stock from 18,000,000 shares to 32,000,000 shares. As of December 31, 2000, common stock and additional paid-in capital consisted of:

Common stock; 32,000,000 shares, $.01 par value, authorized; 14,033,221 shares outstanding	$140
Additional paid-in capital	47,095

$47,235

        As of December 31, 2001, common stock and additional paid-in capital consisted of:

Common stock; 32,000,000 shares, $.01 par value, authorized; 14,082,561 shares outstanding	$141
Additional paid-in capital	48,002

$48,143

14.  Stock Options

        Stock option plans have been established since 1997 to provide stock options, SARs and incentive stock options (cumulatively referred to as "Options") to key employees, directors (other than non-employee directors), consultants, and other independent contractors. The Stock Option Plan ("Option Plan") provides for Options to be granted for a maximum of 1,585,000 shares of common stock, which are to be awarded by determination of committee of non-employee directors. Unless otherwise determined by the committee, all Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options' grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the Options' grant date; (ii) three months after termination of employment; (iii) six months after the participant's death; or (iv) immediately upon termination for "cause".

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

        The following table summarizes the activity and terms of outstanding options at December 31, 1999, 2000, and 2001:

	1999		2000		2001
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding at beginning of year	613,800	$14.85	605,710	$20.43	648,080	$22.95
Granted	194,550	33.31	163,800	36.80	645,000	17.46
Exercised	(158,540)	14.94	(46,110)	15.29	(49,340)	14.94
Canceled	(44,100)	19.04	(75,320)	37.27	(84,790)	25.32

Options outstanding as of end of year	605,710	$20.43	648,080	$22.95	1,158,950	$20.06

Options exercisable as of end of year	107,820	$17.08	203,540	$19.84	322,750	$20.65

        Summary information about the Company's stock options outstanding at December 31, 2001 is as follows:

Range of Exercise Prices	Outstanding at December 31, 2001	Weighted Average Remaining Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2001	Weighted Average Exercise Price
$10.38 - $14.94	189,640	8.9	$14.58	10,700	$12.62
$15.00 - $18.51	764,050	7.7	16.63	252,630	15.57
$21.85 - $25.26	60,100	9.6	24.40	—	—
$30.56 - $34.00	48,900	8.4	31.66	12,080	31.84
$38.63 - $38.94	1,480	8.0	38.66	10,240	38.63
$42.75 - $50.50	76,200	7.8	44.09	28,520	43.51
$65.00 - $74.00	18,580	8.3	69.20	8,580	66.88

$10.38 - $74.00	1,158,950	7.0	$20.06	322,750	$20.65

        The Company elected to follow Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on date of grant, no compensation expense has been recognized. Pro forma information regarding net income and net income per share is required by SFAS No. 123 "Accounting For Stock Based Compensation", and has been determined as if the Company had accounted for its stock options under the fair value method as provide for by SFAS No. 123.

        Fair value of options granted during 1999 was estimated as of date of grant using a Black-Scholes option pricing model assuming a range of 6.0% to 6.3% for the risk-free rate, a seven year life, a 72.1% expected volatility, and no dividends. Fair value of options granted during 2000 was estimated as of date of grant using a Black-Scholes option pricing model assuming a range of 5.5% to 6.7% for the risk-free rate, a seven year life, a 88.8% expected volatility, and no dividends. Fair value of options granted during 2001 was estimated as of date of grant using a Black-Scholes option pricing model assuming a range of 3.53% to 5.08% for the risk-free rate, a seven year life, a 71.3% expected volatility, and no dividends. Weighted average grant date fair market value of options granted during 1999, 2000, and 2001 was approximately $24.24 per share, $29.68 per share, and $17.50 per share, respectively. Had this method been used in the determination of net income for 1999, net income would have decreased by $848 and basic and diluted earnings per share would have decreased by $0.06. Had this method been used in the determination of net income for 2000, net income would have decreased by $1,577 and basic diluted earnings per share would have decreased by $0.11. Similarly, had this method been used in the determination of net income for 2001, net income would have decreased by $1,756 and basic and diluted earnings per share would have decreased by $0.12.

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

15.  Geographic Area Information

        The Company, operating in a single industry segment, provides a variety of integrated, outsourcing services to other businesses throughout the world. The Company's North America operations are located in the United States of America and Canada. The Company's Europe operations are located in the United Kingdom. The Company's Asia operations are located in Singapore. Revenues, operating profit, and identifiable assets, classified by major geographic areas in which the Company operates were:

	North America	Europe	Asia	Eliminations	Total
Year Ended December 31, 1999
Revenues	$156,008	$23,330	$25,889	$—	$205,227
Operating profit	14,877	1,818	1,314	—	18,009
Identifiable assets	$92,402	$7,478	$3,819	$(2,264)	$101,435
Year Ended December 31, 2000
Revenues	$153,032	$22,226	$25,492	$—	$200,750
Operating profit	21,864	2,896	1,411	—	26,171
Identifiable assets	$117,247	$7,207	$4,090	$(6,261)	$122,283
Year Ended December 31, 2001
Revenues	$155,612	$16,080	$10,884	$—	$182,576
Operating profit	18,580	278	158	—	19,016
Identifiable assets	196,125	6,286	2,985	(76,243)	129,153

16.  Principal Clients

        One client accounted for 77.5% of revenues for the year ended December 31, 1999. Three clients accounted for 70.4%, 7.5%, and 7.0% of revenues for the year ended December 31, 2000. Three clients accounted for 48.4%, 19.1%, and 10.8% of revenues for the year ended December 31, 2001. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of December 31, 2001.

17.  Quarterly Data (Unaudited)

	2000 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$49,668	$41,589	$51,510	$57,983
Gross profit	11,211	10,365	11,833	13,712
Selling, general and administrative expenses	5,185	4,857	5,284	5,624
Operating profit	6,026	5,508	6,549	8,088
Net income	$4,241	$4,158	$4,947	$6,074
Earnings per share:
Basic	$0.30	$0.30	$0.35	$0.43
Diluted	$0.30	$0.29	$0.35	$0.43
Weighted average shares outstanding:
Basic	13,989,187	14,012,885	14,031,771	14,033,221
Diluted	14,292,106	14,385,895	14,292,144	14,147,147
	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$32,432	$42,342	$42,893	$64,909
Gross profit	8,750	10,377	10,178	15,649
Selling, general and administrative expenses	5,802	6,211	6,110	7,815
Operating profit	2,948	4,166	4,068	7,834
Loss on impaired investments	(3,040)	—	—	(12,412)
Net income	$993	$3,587	$2,675	$(2,384)
Earnings per share:
Basic	$0.07	$0.26	$0.19	$(0.17)
Diluted	$0.07	$0.25	$0.19	$(0.17)
Weighted average shares outstanding:
Basic	14,034,015	14,035,404	14,061,337	14,082,561
Diluted	14,064,808	14,115,537	14,338,413	14,152,799

STARTEK, INC.
INDEX OF EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
3.2	Restated Bylaws of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
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

10.27
StarTek Pacific, Ltd. Manufacturing Agreement dated as of January 1, 1998 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).
10.28
StarTek Pacific, Ltd. Supplemental Manufacturing Agreement dated as of January 1, 1998 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).
10.29
Promissory Note of StarTek USA, Inc. dated December 19, 2000 in the principal amount of $2,145,000.00 payable to the order of KeyCorp Leasing, a division of Key Corporate Capital, Inc., Security Agreement dated December 14, 2000 by and between StarTek USA, Inc. and KeyCorp Leasing, and Amendment No. 1 to Security Agreement dated December 14, 2000 (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 29, 2001).
10.30
Employment agreement dated as of January 1, 2001 between StarTek, Inc. and Michael W. Morgan (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 29, 2001)
10.31
Amendment dated April 23, 2001 to the StarTek, Pacific, Inc. Manufacturing agreement dated January 1, 1998 between StarTek Pacific, Ltd. and Mentor Media Ltd. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2001).
10.32
Assignment and Amendment dated January 1, 2001 to the Microsoft Corporation Manufacturing Agreement dated January 1, 1998 between Microsoft Corporation and StarTek, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2001).
10.33
Credit Agreement and $10,000,000 Revolving Line of Credit Note dated April 30, 2001 between StarTek, Inc. and Wells Fargo Bank West, National Association (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2001).
10.34
Employment Agreement dated as of May 2001 between StarTek, Inc. and William E. Meade (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10.35
Facility lease agreement dated July 25, 2001 between OGT Holdings Ltd. and StarTek Canada Services, Ltd. and StarTek USA, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10.36
Facility Sublease dated July 1, 2001 between The Business Depot Ltd. and StarTek Canada Services, Ltd. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10.37
VoiceStream Wireless Corporation Services (wholly owned subsidiary of Deutsche Telekom, AG) Agreement between StarTek USA, Inc. and VoiceStream Wireless Corporation dated June 8, 2001(incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).
10.38
Microsoft Corporation Manufacturing and Supply and Services Agreement between StarTek, Inc. and Microsoft Corporation dated July 1, 2001 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).

10.39
Gifts.com, Inc. Amended, Restated and Consolidated Subordinate Loan Agreement between Reader's Digest Association, Inc., Domain.com, Inc. and Gifts.com, Inc. dated September 30, 2001 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).
10.40
Promissory Note of StarTek Canada Services, Ltd. Dated November 2, 2001 in the principal amount of $9,948,624 (CAD) payable to Key Equipment Finance Canada Limited and Security Agreement dated November 2, 2001 by and between StarTek Canada Services, Ltd. and Key Equipment Finance Canada Limited (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).
*10.41
Promissory Note of StarTek Canada Services, Ltd. Dated December 20, 2001 in the principal amount of $1,107,892 (CAD) payable to Key Equipment Finance Canada Services, Ltd. and Security Agreement dated December 6, 2001 by and between StarTek Canada Services, Ltd. and Key Equipment Finance Canada Limited.
*21.2	Subsidiaries of the Registrant.
*23.1	Consent of Independent Auditors dated March 29, 2002.

*
Filed with this Form 10-K

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (REGISTRANT)

	By:	/s/ DAVID I. ROSENTHAL David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary, and Treasurer
Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed Below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ DAVID I. ROSENTHAL David I. Rosenthal	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Chairman of the Board	March 29, 2002
/s/ MICHAEL W. MORGAN Michael W. Morgan	Vice-Chairman of the Board	March 29, 2002
/s/ ED ZSCHAU Ed Zschau	Director	March 29, 2002
/s/ JACK D. REHM Jack D. Rehm	Director	March 29, 2002
/s/ HANK BROWN Hank Brown	Director	March 29, 2002

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY FINANCIAL DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEMS 10. THROUGH 13.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
STARTEK, INC. AND SUBSIDIARIES Index to Financial Statements, Supplementary Data and Financial Statement Schedules
REPORT OF INDEPENDENT AUDITORS
STARTEK, INC. AND SUBSIDIARIES Consolidated Balance Sheets (dollars in thousands)
STARTEK, INC. AND SUBSIDIARIES Consolidated Income Statements (dollars in thousands, except per share data)
STARTEK, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (dollars in thousands)
STARTEK, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (dollars in thousands)
STARTEK, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (dollars in thousands, except per share data)
STARTEK, INC. INDEX OF EXHIBITS
SIGNATURES