Form 10-Q
period 2002-03-31
STARTEK INC
filed 2002-05-15
CIK 1031029

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-12793

STARTEK, INC. (Exact name of Registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	84-1370538 (I.R.S. Employer Identification No.)
100 Garfield Street Denver, Colorado 80206 (Address of principal executive offices) (Zip Code)
(303) 361-6000 (Registrant's telephone number, including area code)
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

        Common Stock, $.01 Par Value—14,107,381 shares as of May 1, 2002.

STARTEK, INC.

FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets— December 31, 2001 and March 31, 2002	3
Condensed Consolidated Income Statements— Three months ended March 31, 2001 and 2002	4
Condensed Consolidated Statements of Cash Flows— Three months ended March 31, 2001 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosure About Market Risk	15
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	19
SIGNATURES	20

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands)

	December 31, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,282	$10,190
Investments	35,804	46,198
Trade accounts receivable, less allowance for doubtful accounts of $789 and $795, respectively	26,185	24,528
Inventories	2,614	2,441
Deferred tax assets	3,394	4,034
Prepaid expenses and other assets	1,274	1,049

Total current assets	83,553	88,440
Property, plant and equipment, net	42,017	41,119
Long term deferred tax assets	3,533	514
Other assets	50	63

Total assets	$129,153	$130,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,978	$9,235
Accrued liabilities	6,357	7,660
Income taxes payable	2,192	1,379
Current portion of long-term debt	3,605	3,403
Other	292	278

Total current liabilities	24,424	21,955
Long-term debt, less current portion	8,201	7,336
Other	919	913
Stockholders' equity:
Common stock	141	141
Additional paid-in capital	48,002	48,344
Cumulative translation adjustment	(431)	(300)
Unrealized loss on investments available for sale	(2,190)	(2,360)
Retained earnings	50,087	54,107

Total stockholders' equity	95,609	99,932

Total liabilities and stockholders' equity	$129,153	$130,136

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Revenues	$32,432	$45,960
Cost of services	23,682	34,791

Gross profit	8,750	11,169
Selling, general and administrative expenses	5,802	5,217

Operating profit	2,948	5,952
Net interest income and other	1,665	578
Loss on impaired investment	(3,040)	—

Income before income taxes	1,573	6,530
Income tax expense	580	2,510

Net income (A)	$993	$4,020

Weighted average shares of common stock (B)	14,034,015	14,086,561
Dilutive effect of stock options	30,793	182,693

Common stock and common stock equivalents (C)	14,064,808	14,269,254

Earnings per share:
Basic (A/B)	$0.07	$0.29
Diluted (A/C)	$0.07	$0.28

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Operating Activities
Net income	$993	$4,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,454	2,232
Deferred income taxes	151	2,406
Loss on investment impairment	3,040	—
Changes in operating assets and liabilities:
Purchases of trading securities, net	(1,047)	(3,990)
Trade accounts receivable, net	6,643	1,657
Inventories	(311)	173
Prepaid expenses and other assets	(237)	212
Accounts payable	(701)	(2,743)
Income taxes payable	(1,147)	(750)
Accrued and other liabilities	(141)	1,283

Net cash provided by operating activities	8,697	4,500
Investing Activities
Purchases of investments available for sale	(10,187)	(9,514)
Proceeds from disposition of investments available for sale	1,903	2,847
Purchases of property, plant and equipment	(1,896)	(1,401)
Proceeds from disposition of property, plant, and equipment	—	36

Net cash used in investing activities	(10,180)	(8,032)
Financing Activities
Stock options exercised	26	279
Principal payments on borrowings, net	(4,685)	(1,060)

Net cash used in financing activities	(4,659)	(781)
Effect of exchange rate changes on cash	(106)	221

Net increase (decrease) in cash and cash equivalents	(6,248)	(4,092)
Cash and cash equivalents at beginning of period	22,543	14,282

Cash and cash equivalents at end of period	$16,295	$10,190

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$95	$138
Income taxes paid	$1,531	$607
Increase in unrealized loss on investments available for sale, net of tax	$(467)	$(170)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three months ended March 31, 2002 are not necessarily indicative of operating results that may be expected during any other interim period of 2002.

        The condensed consolidated balance sheet as of December 31, 2001 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to consolidated financial statements and footnotes thereto included in StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 2001.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company believes the adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not result in any material impact.

2. Earnings Per Share

        Basic earnings per share is computed based on weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method.

3. Loss on Impaired Investment

        In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Mortgage Company and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believed its investment in Six Sigma had been impaired, and in the quarter ended March 31, 2001, took a charge for a loss on the entire investment balance of $3,000 and accrued interest and fees of $40.

4. Investments

        As of December 31, 2001, investments available for sale consisted of:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,478	$375	$(816)	$13,037
Equity securities	17,409	293	(3,414)	14,288

Total	$30,887	$668	$(4,230)	$27,325

        As of March 31, 2002, investments available for sale consisted of:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$18,443	$200	$(597)	$18,046
Equity securities	19,110	505	(3,932)	15,683

Total	$37,553	$705	$(4,529)	$33,729

        As of March 31, 2002, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Cost	Estimated Fair Value
Corporate bonds maturing within:
One year	$10,232	$9,774
Two to five years	7,461	7,453
Due after five years	750	819

	18,443	18,046
Equity securities	19,110	15,683

Total	$37,553	$33,729

        Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

        As of December 31, 2001, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $8,344 and $8,479, respectively. As of March 31, 2002, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $12,483 and $12,469, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of March 31, 2002, the Company had sold call options for a total of 15,000 shares of US equity securities which, in the aggregate, had a basis and market value of $14 and $17, respectively, and sold put options for a total of 61,500 shares of US equity securities which, in the aggregate, had a basis and market value of $42 and $34, respectively. The foregoing call and put options were reported net as components of trading securities and expire between April 20, 2002 and May 18, 2002.

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

	December 31, 2001	March 31, 2002
Purchased components and fabricated assemblies	$1,903	$1,324
Finished goods	711	1,117

	$2,614	$2,441

6. Principal Clients

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended March 31,
	2001	2002
Microsoft Corp.	41.6%	29.5%
AT&T Wireless Services, Inc.	22.1%	26.2%
AT&T Corp.	14.5%	14.6%
America Online	11.5%	*
Deutsche Telekom, AG	*	12.4%

*
Represents less than 10% of total revenue.

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of March 31, 2002.

7. Comprehensive Income

        Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $507 and $3,981 for the three months ended March 31, 2001 and 2002, respectively.

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements; these include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2001.

        The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2001	2002
Revenues	100.0%	100.0%
Cost of services	73.0	75.7

Gross profit	27.0	24.3
Selling, general and administrative expenses	17.9	11.3

Operating profit	9.1	13.0
Net interest income and other	5.1	1.2
Loss on impaired investment	(9.3)	—

Income before income taxes	4.9	14.2
Income tax expense	1.8	5.5

Net income	3.1%	8.7%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenues.    Revenues increased $13.5 million, or 41.7%, from $32.4 million to $45.9 million during the three months ended March 31, 2001 and 2002, respectively. This increase was largely due to increased revenue from technical support services, together with increases in provisioning management and supply chain management services.

        Management has been informed that Microsoft does not intend to renew its European contract with the Company, which expires June 30, 2002. While this will negatively impact revenues in the second quarter, due to the ramp-down schedule, and beyond, operating profits are not expected to be materially adversely affected because of the low operating margins of this revenue. Management will adjust personnel levels and infrastructure accordingly.

        Cost of Services.    Cost of services increased $11.1 million, or 46.9%, from $23.7 million to $34.8 million during the three months ended March 31, 2001 and 2002, respectively. As a percentage of revenues, cost of services was 73.0% and 75.7% during the three months ended March 31, 2001 and 2002, respectively. This percentage amount increased mainly as a result of changes in the mix of services provided.

        Gross Profit.    Due to the foregoing factors, gross profit increased $2.4 million, or 27.6%, from $8.8 million to $11.2 million during the three months ended March 31, 2001 and 2002, respectively. As a percentage of revenues, gross profit was 27.0% and 24.3% during the three months ended March 31, 2001 and 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $0.6 million, or 10.1%, from $5.8 million to $5.2 million during the three months ended March 31, 2001 and 2002, respectively. As a percentage of revenues, selling, general and administrative expenses were 17.9% and 11.3% during the three months ended March 31, 2001 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the spreading of relatively fixed costs over larger revenue base. The decrease of $0.6 million in selling, general, and administrative expense is related to a shift in managers to operations. The Company continues to hire senior level management and, as a result, will incur additional costs over the next two quarters.

        Operating Profit.    As a result of the foregoing factors, operating profit increased from $2.9 million to $6.0 million during the three months ended March 31, 2001 and 2002, respectively. As a percentage of revenues, operating profit was 9.1% and 13.0% during the three months ended March 31, 2001 and 2002, respectively.

        Net Interest Income and Other.    Net interest income and other decreased 65.3% from $1.7 million to $0.6 million during the three months ended March 31, 2001 and 2002, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The decrease is the result of the weakened economy.

        Loss on Impaired Investment.    In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Mortgage Company and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believed its investment in Six Sigma had been impaired, and in the quarter ended March 31, 2001, took a charge for a loss on the entire investment balance of $3,000 and accrued interest and fees of $40.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $4.9 million, or 315.1%, from $1.6 million to $6.5 million during the three months ended March 31, 2001 and 2002, respectively. As a percentage of revenues, income before income taxes increased from 4.9% to 14.2% during the three months ended March 31, 2001 and 2002, respectively.

        Income Tax Expense.    Income tax expense during the three months ended March 31, 2001 and 2002 reflects a provision for federal, state, and foreign income taxes at an effective rate of 36.9% and 38.4%, respectively. The increased rate is due primarily to the Company's Canadian subsidiary, which is taxed at a higher rate than the US corporations.

        Net Income.    Based on the factors discussed above, net income increased $3.0 million, or 304.8%, from $1.0 million to $4.0 million during the three months ended March 31, 2001 and 2002, respectively.

Liquidity and Capital Resources

        Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

        The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the "Bank"). Borrowings under the new line of credit bear interest at the Bank's prime rate minus 1% (3.75% as of March 31, 2002). Under this line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit. The Company may not pay dividends in an amount which would cause a failure to meet these financial covenants. As of March 31, 2002 and the date of this Form 10-Q, the Company was in compliance with these financial covenants, and $10 million was available under this line of credit.

        As of March 31, 2002, the Company had cash, cash equivalents, and investment balances of $56.4 million, working capital of $66.5 million, and stockholders' equity of $99.9 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

        Net cash provided by operating activities was $8.7 million and $4.5 million for the three months ended March 31, 2001 and 2002, respectively. This decrease was primarily a result of an increase in net purchases of trading securities, partially offset by increased net income and net changes in operating assets. Without the effect of net purchases of trading securities, and the loss on impaired investment in 2001, operating cash flows were $9.7 million and $8.5 million for 2001 and 2002, respectively.

        Net cash used in investing activities was $10.2 million and $8.0 million for the three months ended March 31, 2001 and 2002, respectively. This decrease was primarily due to a net decrease in purchases of investments available for sale together with a decrease in purchases of property, plant, and equipment.

        Net cash used in financing activities was $4.7 million and $0.8 million for the three months ended March 31, 2001 and 2002, respectively. Financing activities, during both periods, consisted of principal payments on borrowings, offset by proceeds from exercises of employee stock options.

        The effect of currency exchange rate changes on translation of the Company's United Kingdom and Canada operations was not substantial during the three months ended March 31, 2002. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. If the international portion of the

Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

Contractual Obligations (in thousands)

	Less than one year	One to three years	Four to five years	After five years	Total
Long-term debt(1)	$3,403	$4,884	$1,328	$1,124	$10,739
Operating leases(2)	1,193	1,606	1,443	2,336	6,578

Total Contractual Obligations	$4,596	$6,490	$2,771	$3,460	$17,317

(1)
Long-term debt consists of fixed rate equipment loans ranging from 5.0% to 7.9%, variable rate equipment loans, non-interest bearing promissory notes, and other debt obligations.

(2)
The Company leases facilities and equipment under various non-cancelable operating leases.

Critical Accounting Policies and Judgments

        The Company recognizes revenues as process management services are completed. The Company's cost of services includes labor, telecommunications, materials, and freight expenses that are variable in nature, and certain facility expenses. All other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services, are included in selling, general and administrative expenses, which generally tend to be either semi-variable or fixed in nature.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company believes the adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not result in any material impact.

Inflation and General Economic Conditions

        Although management cannot accurately anticipate effects of domestic and foreign inflation on the Company's operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on the Company's results of operations or financial condition.

Reliance on Principal Client Relationships

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended March 31,
	2001	2002
Microsoft Corp.	41.6%	29.5%
AT&T Wireless Services, Inc.	22.1%	26.2%
AT&T Corp.	14.5%	14.6%
America Online	11.5%	*
Deutsche Telekom, AG	*	12.4%

*
Represents less than 10% of total revenue.

        The loss of a principal client(s) and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. The Company provides various outsourced services to various divisions of Microsoft, which began its outsourcing relationship with the Company in April 1996. There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), would be able to timely replace such clients with clients that generate a comparable amount of revenues. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

Variability of Quarterly Operating Results

        The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the three months ended March 31, 2002 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

  Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of March 31, 2002. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 1999, provides for investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2001.

Interest Rate Sensitivity and Other General Market Risks

        Cash and Cash Equivalents.    The Company had $10.2 million in cash and cash equivalents, which consisted of: (i) $7.2 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 1.64%; and (ii) $3.0 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

        Investments Available for Sale.    The Company had investments available for sale, which, in the aggregate, had an original cost and fair market value of $37.6 million and $33.7 million, respectively. Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if interest and/or inflation rates or market expectations thereon increase.

        Fair market value of and estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

        The table below provides information as of March 31, 2002 about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

	Weighted Average Interest Rates	Expected Maturity Date -Cost- (dollars in thousands)
		1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
Corporate bonds	7.72%	$10,232			$—			$10,232	$9,774
Corporate bonds	6.40%		$4,397					4,397	4,266
Corporate bonds	16.92%			$975				975	1,046
Corporate bonds	6.82%					$2,089		2,089	2,141
Corporate bonds	6.33%						$750	750	819

Total		$10,232	$4,397	$975	$—	$2,089	$750	$18,443	$18,046

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

        As part of its investments available for sale portfolio, the Company was invested in equity securities that, in aggregate, had an original cost and fair market value of $19.1 million and $15.7 million, respectively.

        Outstanding Debt of the Company.    As of March 31, 2002, the Company had outstanding debt of $10.7 million, $0.7 million of which bears interest at an annual fixed rate of 7.0%, and $1.1 million of which bears no interest as long as the Company complies with the terms of this debt arrangement. On October 22, 1999, the Company completed an equipment loan whereby the Company is expected to repay its debt at a variable rate of interest (3.15% at March 31, 2002) over a forty-eight month period. As of March 31, 2002, $0.9 million was outstanding on this loan. On December 14, 2000 the Company completed an equipment loan whereby the Company is expected to repay its debt at an annual fixed rate of interest of 7.65% over a forty-eight month period. As of March 31, 2002, $1.5 million was outstanding on this loan. On November 2, 2001, the Company entered into a loan for financing of equipment used in the Company's Canadian facilities. The loan bears interest at 5.02% and is to be repaid over a forty-eight month period. As of March 31, 2002, $5.8 million US was outstanding on this loan, which is secured with the title of the equipment purchased as collateral. There is a penalty is the loan is prepaid before the end of the second year. On December 6, 2001, the Company entered into a loan for financing of equipment used in the Company's Canadian facilities. The loan bears interest at 5.41% and is to be repaid over a forty-eight month period. As of March 31, 2002, $0.7 million US was outstanding on this loan, which is secured with the title of the equipment purchased as collateral. There is a penalty is the loan if prepaid before the end of the second year. The Company is required, from time to time, to maintain certain operating ratios. As of March 31, 2002 and the date of this Form 10-Q, the Company was in compliance with these financial covenants.

        Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the

Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (3.75% as of March 31, 2002). The Company had no outstanding line of credit obligations. As of March 31, 2002 and the date of this Form 10-Q, the Company was in compliance with the financial covenants pertaining to the line of credit. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

        Equity Securities.    The Company held in its investments available for sale portfolio certain equity securities with original cost and fair market value as of March 31, 2002, in the aggregate, of $19.1 million and $15.7 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The Company has partially hedged against some equity price changes.

        Trading Securities.    The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value as of March 31, 2002 of $12.5 million and $12.5 million, respectively. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of March 31, 2002, the Company had sold call options for a total of 15,000 shares of US equity securities which, in the aggregate, had a basis and market value of $0.01 million and $0.02 million, and sold put options for a total of 61,500 shares of US equity securities which, in the aggregate, had a basis and market value of $0.04 million and $0.03 million. The foregoing call and put options were reported net as components of trading securities and expire April 20 and May 18, 2002.

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

Foreign Currency Exchange Risks

        Of the Company's revenues for the three months ended March 31, 2002, 22.8% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its international operations.

        Certain of the Company's investments classified as bond mutual funds (discussed in further detail above as part of "Interest Rate Sensitivity and Other General Market Risks") include investments in various forms of currency risk hedging instruments which are intended to reduce fair market value fluctuations of such mutual funds.

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    10.42    AT&T General Agreement dated January 1, 2002 between StarTek, Inc. and AT&T Corp.

  (b)
  Reports on Form 8-K

      The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (Registrant)
Date:	May 15, 2002	/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr. Chairman of the Board
Date:	May 15, 2002	/s/ WILLIAM E. MEADE, JR William E. Meade, Jr. President, Chief Executive Officer and Director
Date:	May 15, 2002	/s/ DAVID I. ROSENTHAL David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

STARTEK, INC. FORM 10-Q INDEX
  Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements (unaudited)
STARTEK, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (dollars in thousands)
STARTEK, INC. AND SUBSIDIARIES Condensed Consolidated Income Statements (dollars in thousands, except per share data) (unaudited)
STARTEK, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
STARTEK, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share data) (unaudited)
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Part II. OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K
SIGNATURES