Form 10-Q
period 2002-06-30
STARTEK INC
filed 2002-08-14
CIK 1031029

Use these links to rapidly review the document
STARTEK, INC. FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

Commission File Number 1-12793

STARTEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	84-1370538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Common Stock, $.01 Par Value—14,162,621 shares as of August 12, 2002.

STARTEK, INC.

FORM 10-Q

INDEX

Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements (unaudited)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands)

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,282	$6,843
Investments	35,804	45,268
Trade accounts receivable, less allowance for doubtful accounts of $789 and $805, respectively	26,185	24,447
Inventories	2,614	2,240
Income tax receivable	—	1,421
Deferred tax assets	3,394	4,735
Prepaid expenses and other assets	1,274	1,145

Total current assets	83,553	86,099
Property, plant and equipment, net	42,017	41,079
Long-term deferred tax assets	3,533	473
Other assets	50	70

Total assets	$129,153	$127,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,978	$8,346
Accrued liabilities	6,357	6,764
Income taxes payable	2,192	—
Current portion of long-term debt	3,605	2,743
Other	292	301

Total current liabilities	24,424	18,154
Long-term debt, less current portion	8,201	6,030
Other	919	37
Stockholders' equity:
Common stock	141	142
Additional paid-in capital	48,002	49,385
Cumulative translation adjustment	(431)	(101)
Unrealized loss on investments available for sale	(2,190)	(4,009)
Retained earnings	50,087	58,083

Total stockholders' equity	95,609	103,500

Total liabilities and stockholders' equity	$129,153	$127,721

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues	$42,342	$43,350	$74,774	$89,310
Cost of services	31,965	32,226	55,647	67,013

Gross profit	10,377	11,124	19,127	22,297
Selling, general and administrative expenses	6,211	5,089	12,013	10,309

Operating profit	4,166	6,035	7,114	11,988
Net interest income and other	1,600	399	3,265	976
Loss on impaired investment	—	—	(3,040)	—

Income before income taxes	5,766	6,434	7,339	12,964
Income tax expense	2,179	2,458	2,759	4,968

Net income (A)	$3,587	$3,976	$4,580	$7,996

Weighted average shares of common stock (B)	14,035,404	14,118,729	14,034,713	14,102,733
Dilutive effect of stock options	80,133	291,589	55,463	241,563

Common stock and common stock equivalents (C)	14,115,537	14,410,318	14,090,176	14,344,296

Earnings per share:
Basic (A/B)	$0.26	$0.28	$0.33	$0.57
Diluted (A/C)	$0.25	$0.28	$0.33	$0.56

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2002
Operating Activities
Net income	$4,580	$7,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,922	4,601
Deferred income taxes	75	2,636
Loss on sale of assets	—	1
Loss on investment impairment	3,040	—
Changes in operating assets and liabilities:
Purchases of trading securities, net	(3,252)	568
Trade accounts receivable, net	5,021	1,738
Inventories	(920)	374
Prepaid expenses and other assets	(492)	109
Accounts payable	2,227	(3,632)
Income taxes payable	(1,825)	(3,339)
Accrued and other liabilities	(703)	(466)

Net cash provided by operating activities	10,673	10,586
Investing Activities
Purchases of investments available for sale	(22,259)	(23,576)
Proceeds from disposition of investments available for sale	12,732	10,618
Purchases of property, plant and equipment	(7,861)	(3,083)
Proceeds from disposition of property plant and equipment	—	38

Net cash used in investing activities	(17,388)	(16,003)
Financing Activities
Stock options exercised	133	1,110
Principal payments on borrowings, net	(5,302)	(3,349)

Net cash used in financing activities	(5,169)	(2,239)
Effect of exchange rate changes on cash	(52)	217

Net decrease in cash and cash equivalents	(11,936)	(7,439)
Cash and cash equivalents at beginning of period	22,543	14,282

Cash and cash equivalents at end of period	$10,607	$6,843

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$179	$253
Income taxes paid	$2,980	$5,414
Increase in unrealized loss on investments available for sale, net of tax	$(1,004)	$(1,819)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2002 are not necessarily indicative of operating results that may be expected for the full year or any other interim period.

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

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, and the adoption of these statements did not result in any material impact.

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

3. Loss on Impaired Investment

        In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements, which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Mortgage Company and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believed its investment in Six Sigma had been impaired, and in the quarter ended March 31, 2001, took a charge for a loss on the entire investment balance of $3,000 and accrued interest and fees of $40.

4. Investments

        As of December 31, 2001, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,478	$375	$(816)	$13,037
Equity securities	17,409	293	(3,414)	14,288

Total	$30,887	$668	$(4,230)	$27,325

        As of June 30, 2002, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$20,877	$120	$(1,102)	$19,895
Equity securities	22,967	223	(5,728)	17,462

Total	$43,844	$343	$(6,830)	$37,357

        As of June 30, 2002, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Basis	Estimated Fair Value
Corporate bonds maturing within:
One year or less	$14,830	$14,210
Two to five years	5,297	4,885
Due after five years	750	800

	20,877	19,895
Equity securities	22,967	17,462

Total	$43,844	$37,357

        Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

        As of December 31, 2001, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $8,344 and $8,479, respectively. As of June 30, 2002, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $8,266 and $7,911, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of June 30, 2002, the Company had sold call options for a total of 2,000 shares of US equity securities which, in the aggregate, had a basis and fair market value of $3 and $5, respectively, and sold put options for a total of 48,900 shares of US equity securities which, in the aggregate, had a basis and fair market value of $25 and $30, respectively. The foregoing call and put options were reported net as components of trading securities and expire between July 20, 2002 and August 17, 2002.

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

	December 31, 2001	June 30, 2002
Purchased components and fabricated assemblies	$1,903	$1,172
Finished goods	711	1,068

Total	$2,614	$2,240

6. Principal Clients

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Microsoft Corp.	56.9%	27.1%	50.3%	28.4%
AT&T Wireless Services, Inc.	18.3%	28.3%	19.9%	27.2%
AT&T Corp.	11.4%	16.0%	12.7%	15.3%
Deutsche Telekom, AG	*	13.9%	*	13.1%

*
Represents less than 10% of total revenue.

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of June 30, 2002.

7. Comprehensive Income

        Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $3,084 and $2,526 for the three months ended June 30, 2001 and 2002, respectively. Comprehensive income was $3,590 and $6,507 for the six months ended June 30, 2001 and 2002, respectively.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2001.

        The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	75.5	74.3	74.4	75.0

Gross profit	24.5	25.7	25.6	25.0
Selling, general and administrative expenses	14.7	11.8	16.1	11.6

Operating profit	9.8	13.9	9.5	13.4
Net interest income and other	3.8	0.9	4.4	1.1
Non-recurring loss on impaired investment	—	—	(4.1)	—

Income before income taxes	13.6	14.8	9.8	14.5
Income tax expense	5.1	5.6	3.7	5.5

Net income	8.5%	9.2%	6.1%	9.0%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Revenues.    Revenues increased $1.0 million, or 2.4%, from $42.3 million to $43.3 million during the three months ended June 30, 2001 and 2002, respectively. This increase was largely due to increased technical support services to certain clients partially offset by a decrease in supply chain management revenues from one of the Company's largest clients which provided 56.9% and 27.1% of revenues in the three months ended June 30, 2001 and 2002, respectively.

        Microsoft's European contract with the company was not renewed when it expired on June 30, 2002. While this negatively impacted revenues in the second quarter, due to the ramp-down schedule, and beyond, operating profits have not been, and are not expected to be, materially adversely affected because of the low operating margins of this revenue. Management has adjusted personnel levels and infrastructure accordingly.

        Cost of Services.    Cost of services increased $0.3 million, or 0.8%, from $31.9 million to $32.2 million during the three months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, cost of services was 75.5% and 74.3% during the three months ended June 30, 2001 and 2002, respectively. This percentage amount declined primarily as a result of changes in the mix of services provided, partially offset by a shift in managers to operations.

        Gross Profit.    Gross profit increased $0.7 million, or 7.2%, from $10.4 million to $11.1 million during the three months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, gross profit was 24.5% and 25.7% during the three months ended June 30, 2001 and 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $1.1 million, or 18.1%, from $6.2 million to $5.1 million during the three months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, selling, general and administrative expenses were 14.7% and 11.8% during the three months ended June 30, 2001 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue and by $1.1 million was primarily due to a shift in managers to operations, partially offset by the hiring of senior level management, which the Company has substantially completed.

        Operating Profit.    As a result of the foregoing factors, operating profit increased from $4.2 million to $6.0 million during the three months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, operating profit was 9.8% and 13.9% during the three months ended June 30, 2001 and 2002, respectively.

        Net Interest Income and Other.    Net interest income and other decreased $1.2 million, or 75.1%, from $1.6 million to $0.4 million during the three months ended June 30, 2001 and 2002, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The decrease is the result of the weakened economy.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $0.7 million, or 11.6%, from $5.8 million to $6.4 million during the three months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, income before income taxes increased from 13.6% to 14.8% during the three months ended June 30, 2001 and 2002, respectively.

        Income Tax Expense.    Income tax expense during the three months ended June 30, 2001 and 2002 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.8% and 38.2%, respectively.

        Net Income.    Based on the factors discussed above, net income increased $0.4 million, or 10.8%, from $3.6 million to $4.0 million during the three months ended June 30, 2001 and 2002, respectively.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Revenues.    Revenues increased $14.5 million, or 19.4%, from $74.8 million to $89.3 million during the six months ended June 30, 2001 and 2002, respectively. This increase was largely due to increased revenue from technical support services, together with increases in provisioning management and supply chain management services.

        Cost of Services.    Cost of services increased $11.4 million, or 20.4%, from $55.6 million to $67.0 million during the six months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, cost of services was 74.4% and 75.0% during the six months ended June 30, 2001 and 2002, respectively. This percentage increase was primarily due to a shift in managers to operations, partially offset by changes in the mix of services provided.

        Gross Profit.    Due to the foregoing factors, gross profit increased $3.2 million, or 16.6%, from $19.1 million to $22.3 million during the six months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, gross profit was 25.6% and 25.0% during the six months ended June 30, 2001 and 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $1.7 million, or 14.2%, from $12.0 million to $10.3 million during the six months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, selling, general and administrative expenses were 16.1% and 11.6% during the six months ended June 30, 2001 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue and by $1.7 million was primarily due to a shift in managers to operations, partially offset by the hiring of senior level management, which the Company has substantially completed.

        Operating Profit.    As a result of the foregoing factors, operating profit increased from $7.1 million to $12.0 million during the six months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, operating profit was 9.5% and 13.4% during the six months ended June 30, 2001 and 2002, respectively.

        Net Interest Income and Other.    Net interest income and other decreased $2.3 million, or 70.1%, from $3.3 million to $1.0 million during the six months ended June 30, 2001 and 2002, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The decrease is the result of the weakened economy.

        Loss on Impaired Investment.    In January 2001, the Company purchased an investment in Six Sigma, LLC ("Six Sigma"). Six Sigma provided its audited financial statements, which included an unqualified independent auditors' opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company ("Mortgage Company") and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the Mortgage Company and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company, the Company believed it to be probable that its investment in Six Sigma had been impaired, and in the quarter ended March 31, 2001, took a charge for a loss on the entire investment balance of $3.0 million and accrued interest and fees of $0.04 million

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $5.6 million, or 76.6%, from $7.3 million to $13.0 million during the six months ended June 30, 2001 and 2002, respectively. As a percentage of revenues, income before income taxes increased from 9.8% to 14.5% during the six months ended June 30, 2001 and 2002, respectively.

        Income Tax Expense.    Income tax expense during the six months ended June 30, 2001 and 2002 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.6% and 38.3%, respectively.

        Net Income.    Based on the factors discussed above, net income increased $3.4 million, or 74.6%, from $4.6 million to $8.0 million during the six months ended June 30, 2001 and 2002, respectively.

Liquidity and Capital Resources

        Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

        The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the "Bank"). Borrowings under the line of credit bear interest at the Bank's prime rate minus 1% (3.75% as of June 30, 2002). Under this line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit. The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants. As of June 30, 2002 and the date of this Form 10-Q, the Company was in compliance with the financial covenants, and $10 million was available under this line of credit.

        As of June 30, 2002, the Company had cash, cash equivalents, and investment balances of $52.1 million, working capital of $67.9 million, and stockholders' equity of $103.5 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

        Net cash provided by operating activities was relatively constant at $10.7 million and $10.6 million for the six months ended June 30, 2001 and 2002, respectively. The increase in net income is offset by an increase in accounts receivable and decreases in accounts payable and income taxes payable.

        Net cash used in investing activities was $17.4 million and $16.0 million for the six months ended June 30, 2001 and 2002, respectively. This decrease was primarily due to a decrease in purchases of property, plant, and equipment, partially offset by a net increase in investments available for sale.

        Net cash used in financing activities was $5.2 million and $2.2 million for the six months ended June 30, 2001 and 2002, respectively. Financing activities during both periods consisted of principal payments on borrowings, partially offset by proceeds from exercises of employee stock options.

        The effect of currency exchange rate changes on translation of the Company's United Kingdom and Canada operations was not substantial during the six months ended June 30, 2002. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. If the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

Contractual Obligations (in thousands)

	Less than one year	One to three years	Four to five years	After five years	Total
Long-term debt(1)	$2,743	$4,004	$902	$1,124	$8,773
Operating leases(2)	1,159	1,633	1,500	2,251	6,543

Total Contractual Obligations	$3,902	$5,637	$2,402	$3,375	$15,316

(1)
Long-term debt consists of fixed rate equipment loans ranging from 5.0% to 7.0%, variable rate equipment loans, non-interest bearing promissory notes, and other debt obligations.

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

        As part of cash management, the Company invests in corporate bonds, bond mutual funds, international mutual funds, limited partnerships, real estate investment trusts, and various forms of equity securities. Investments are classified as trading securities and investments available for sale based on the Company's intent at the date of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. The Company currently has no investments in this classification. All other investments not deemed to be trading securities or held to maturity are classified as investments available for sale. Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Changes in the fair market value of trading securities are reflected on the income statement. Changes in the fair market value of investments held for sale are reflected in stockholders' equity. The Company exercises judgment in evaluating permanent impairment of investments available for sale and recognizes any such impairment on the income statement.

        In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, income taxes, restructuring costs, contingencies, and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.

        The Company exercises judgment in evaluating its long-lived assets for impairment. Management believes the Company's businesses will generate sufficient undiscounted cash flow to more than recover the investments it has made in property, plant and equipment.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, and the adoption of these statements did not result in any material impact.

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

Reliance on Principal Client Relationships

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Microsoft Corp.	56.9%	27.1%	50.3%	28.4%
AT&T Wireless Services, Inc.	18.3%	28.3%	19.9%	27.2%
AT&T Corp.	11.4%	16.0%	12.7%	15.3%
Deutsche Telekom, AG	*	13.9%	*	13.1%

*
Represents less than 10% of total revenue.

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. There can be no assurance the Company will be able to retain its principal clients or, if it were to lose its principal clients, would be able to timely replace such clients that generate a comparable amount of revenue. Additionally, the amount and growth rate of revenues derived from its principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

        Microsoft's European contract with the company was not renewed when it expired on June 30, 2002. While this negatively impacted revenues in the second quarter, due to the ramp-down schedule, and beyond, operating profits have not been, and are not expected to be, materially adversely affected because of the low operating margins of this revenue. Management has adjusted personnel levels and infrastructure accordingly.

Variability of Quarterly Operating Results

        The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the three and six months ended June 30, 2002 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

    Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of June 30, 2002. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 1999, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2001.

Interest Rate Sensitivity and Other General Market Risks

        Cash and Cash Equivalents.    The Company had $6.84 million in cash and cash equivalents, which consisted of: (i) $6.79 million invested in various money market funds, overnight investments, and various commercial paper securities at a combined weighted average interest rate of approximately 1.54%; and (ii) $0.05 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

        Investments Available for Sale.    The Company had investments available for sale, which, in the aggregate, had a basis and fair market value of $43.8 million and $37.4 million, respectively. Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if interest and/or inflation rates or market expectations thereon increase.

        Fair market value of and estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

        The table below provides information as of June 30, 2002 about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

		Expected Maturity Date — Cost — (dollars in thousands)
	Weighted Average Interest Rates
		< 1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
Corporate bonds	6.16%	$14,830						$14,830	14,210
Corporate bonds	6.36%		$2,233					2,233	2,008
Corporate bonds	16.92%			$975				975	1,039
Corporate bonds	6.82%					$2,089		2,089	1,838
Corporate bonds	6.33%						$750	750	800

Total	6.75%	$14,830	$2,233	$975	$—	$2,089	$750	$20,877	$19,895

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

        As part of its investments available for sale portfolio, the Company was invested in equity securities that, in aggregate, had a basis and fair market value of $23.0 million and $17.5 million, respectively.

        Outstanding Debt of the Company.    As of June 30, 2002, the Company had outstanding debt of $8.8 million, $1.1 million of which bears no interest as long as the Company complies with the terms of the debt arrangement.

        The following table provides information as of June 30, 2002 about loans entered into by the Company that are secured by the equipment purchased with the loan proceeds:

Loan date	Term	Interest rate	Outstanding	Covenants/Penalties
10/26/98	48 months	7.00%	$0.4 million	None
10/22/99	48 months	Variable (3.15% at 6/30/02)	$0.7 million	Maintenance of certain operating ratios.
11/2/01	48 months	5.02%	$5.7 million US (Canadian loan)	Penalty if prepaid in first two years.
12/6/01	48 months	5.41%	$0.6 million US (Canadian loan)	Penalty if prepaid in first two years.

        As of June 30, 2002 and the date of this Form 10-Q, the Company was in compliance with the financial covenants of these loans.

        Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (3.75% as of June 30, 2002). The Company had no outstanding line of credit obligations. As of June 30, 2002 and the date of this Form 10-Q, the Company was in compliance with the financial covenants pertaining to the line of credit. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks, General Market Risks, and Other Risks

        Equity Securities.    The Company held in its investments available for sale portfolio certain equity securities with basis and fair market value as of June 30, 2002, in the aggregate, of $23.0 million and $17.5 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The company has partially hedged against some equity price changes.

        Trading Securities.    The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value as of June 30, 2002, of $8.3 million and $7.9 million, respectively. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of June 30, 2002, the Company had sold call options for a total of 2,000 shares of US equity securities which, in the aggregate, had a basis and market value of approximately $3,000 and $5,000, and sold put options for a total of 48,900 shares of US equity securities which, in the aggregate, had a basis and market value of approximately $25,000 and $30,000. The foregoing call and put options were reported net as components of trading securities and expire in July and August 2002.

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

Foreign Currency Exchange Risks

        Of the Company's revenues for the three months ended June 30, 2002, 22.8% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its international operations.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  On May 23, 2002, the Company held its 2002 annual meeting of shareholders (the "Annual Meeting").

  (b)
  One matter voted on at the Annual Meeting was the election of all six directors of the Company. The six nominees who were all existing directors of the Company, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election as set forth below:

Nominees	For Election		Withheld
A. Emmet Stephenson, Jr.	10,192,494	(89.67%)	1,174,574	(10.33%)
William E. Meade, Jr.	10,414,700	(91.62%)	952,368	(8.38%)
Michael W. Morgan	10,414,700	(91.62%)	952,368	(8.38%)
Ed Zschau	11,054,431	(97.25%)	312,637	(2.75%)
Jack D. Rehm	11,053,453	(97.24%)	313,615	(2.76%)
Hank Brown	11,053,481	(97.24%)	313,587	(2.76%)
  (c)
  The only other matter voted upon at the Annual Meeting was a proposal to ratify and approve the selection of Ernst & Young LLP as the Company's independent auditors for 2002. This proposal, which was approved, received the number and percentage of votes as set forth below:

	Votes
For	8,952,341	(78.76%)
Against	2,413,641	(21.23%)
Abstain	1,086	(0.01%)
  (d)
  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Certification of Periodic Report by William E. Meade, Jr.

  99.2
  Certification of Periodic Report by David I. Rosenthal.

  (b)
  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (Registrant)
Date: August 14, 2002	By:	/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr. Chairman of the Board
Date: August 14, 2002	By:	/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr. President, Chief Executive Officer, and Director
Date: August 14, 2002	By:	/s/ DAVID I. ROSENTHAL David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)