Form 10-Q/A
period 2002-03-31
STARTEK INC
filed 2002-08-30
CIK 1031029

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

        This Amendment to Form 10-Q of StarTek, Inc. for the quarter ended March 31, 2002, which was filed on May 15, 2002, is being made to correct the Exhibit Index and an Exhibit, which failed to note that portions of Exhibit 10.42 were omitted pursuant to a request for confidential treatment. The only change to Exhibit 10.42 is the inclusion of the language indicating that portions of the Exhibit marked with an "***" have been deleted.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

*10.42	AT&T General Agreement dated January 1, 2002 between StarTek, Inc. and AT&T Corp.
*	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
  (b)
  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three months ended March 31, 2002

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (Registrant)
Date: August 30, 2002	By:	/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr. President, Chief Executive Officer and Director
Date: August 30, 2002	By:	/s/ DAVID I. ROSENTHAL David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

  EXPLANATORY NOTE
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES