Form 10-Q
period 2002-09-30
STARTEK INC
filed 2002-11-12
CIK 1031029

Use these links to rapidly review the document
STARTEK, INC. FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-12793

STARTEK, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	84-1370538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Common Stock, $.01 Par Value—14,185,361 shares as of November 7, 2002.

STARTEK, INC.
FORM 10-Q
INDEX

Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements (unaudited)

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,282	$15,682
Investments	35,804	41,777
Trade accounts receivable, less allowance for doubtful accounts of $789 and $810, respectively	26,185	26,924
Inventories	2,614	2,078
Income tax receivable	—	336
Deferred tax assets	3,394	5,199
Prepaid expenses and other assets	1,274	809

Total current assets	83,553	92,805
Property, plant and equipment, net	42,017	38,738
Long-term deferred tax assets	3,533	471
Other assets	50	112

Total assets	$129,153	$132,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,978	$8,323
Accrued liabilities	6,357	8,176
Income taxes payable	2,192	—
Current portion of long-term debt	3,605	2,451
Other	292	437

Total current liabilities	24,424	19,387
Long-term debt, less current portion	8,201	5,130
Other	919	550
Stockholders' equity:
Common stock	141	142
Additional paid-in capital	48,002	49,889
Cumulative translation adjustment	(431)	(176)
Unrealized loss on investments available for sale	(2,190)	(5,385)
Retained earnings	50,087	62,589

Total stockholders' equity	95,609	107,059

Total liabilities and stockholders' equity	$129,153	$132,126

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Income Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues	$42,893	$52,095	$117,668	$141,406
Cost of services	32,715	39,016	88,362	106,030

Gross profit	10,178	13,079	29,306	35,376
Selling, general and administrative expenses	6,110	5,834	18,123	16,133

Operating profit	4,068	7,245	11,183	19,243
Net interest income and other	257	47	3,521	1,013
Loss on impaired investment	—	—	(3,040)	—

Income before income taxes	4,325	7,292	11,664	20,256
Income tax expense	1,650	2,786	4,409	7,754

Net income (A)	$2,675	$4,506	$7,255	$12,502

Weighted average shares of common stock (B)	14,061,337	14,168,463	14,043,685	14,124,884
Dilutive effect of stock options	277,076	227,991	129,334	237,192

Common stock and common stock equivalents (C)	14,338,413	14,396,454	14,173,019	14,362,076

Earnings per share:
Basic (A/B)	$0.19	$0.32	$0.52	$0.89
Diluted (A/C)	$0.19	$0.31	$0.51	$0.87

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months Ended September 30,
	2001	2002
Operating Activities
Net income	$7,255	$12,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,732	6,882
Deferred income taxes	1,684	3,072
Loss on sale of assets	—	2
Loss on investment impairment	3,040	—
Changes in operating assets and liabilities:
Sales of trading securities, net	7,823	1,856
Trade accounts receivable, net	(3,904)	(739)
Inventories	(4,126)	536
Prepaid expenses and other assets	(193)	403
Accounts payable	6,075	(3,655)
Income taxes payable	(2,788)	(2,171)
Accrued and other liabilities	1,624	1,595

Net cash provided by operating activities	21,222	20,283
Investing Activities
Purchases of investments available for sale	(19,270)	(31,785)
Proceeds from disposition of investments available for sale	6,518	18,803
Purchases of property, plant and equipment	(16,006)	(3,495)
Proceeds from disposition of property plant and equipment	1	38

Net cash used in investing activities	(28,757)	(16,439)
Financing Activities
Stock options exercised	908	1,531
Principal payments on borrowings, net	(5,899)	(4,295)

Net cash used in financing activities	(4,991)	(2,764)
Effect of exchange rate changes on cash	(473)	320

Net decrease in cash and cash equivalents	(12,999)	1,400
Cash and cash equivalents at beginning of period	22,543	14,282

Cash and cash equivalents at end of period	$9,544	$15,682

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$255	$341
Income taxes paid	$6,291	$6,601
Change in unrealized loss on investments available for sale, net of tax	$434	$(3,195)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and nine months ended September 30, 2002 are not necessarily indicative of operating results that may be expected for the full year or any other interim period.

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

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, and the adoption of these statements did not result in any material impact.

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

4. Investments

        As of December 31, 2001, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,478	$375	$(816)	$13,037
Equity securities	17,409	293	(3,414)	14,288

Total	$30,887	$668	$(4,230)	$27,325

        As of September 30, 2002, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$19,202	$113	$(1,107)	$18,208
Equity securities	24,666	54	(7,774)	16,946

Total	$43,868	$167	$(8,881)	$35,154

        As of September 30, 2002, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Basis	Estimated Fair Value
Corporate bonds maturing within:
One year or less	$10,298	$9,995
Two to five years	8,904	8,213

	19,202	18,208
Equity securities	24,666	16,946

Total	$43,868	$35,134

        Equity securities primarily consisted of publicly traded common stock of US based companies, exchange-traded funds, equity mutual funds, and real estate investment trusts.

        As of December 31, 2001, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $8,344 and $8,479, respectively. As of September 30, 2002, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $6,920 and $6,623, respectively. Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of September 30, 2002, the Company had sold put options for a total of 146,000 shares of US equity securities which, in the aggregate, had a basis and fair market value of $110 and $127, respectively. The foregoing put options were reported net as components of trading securities and expire between October 19, 2002 and November 16, 2002.

        Risk of loss to the Company regarding its current investments in the event of nonperformance by any party is not considered substantial. The foregoing put options may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options could have a material adverse effect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

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

	December 31, 2001	September 30, 2002
Purchased components and fabricated assemblies	$1,903	$1,210
Finished goods	711	868

Total	$2,614	$2,078

6. Principal Clients

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Microsoft Corp.	41.3%	35.6%	47.0%	31.0%
AT&T Wireless Services, Inc.	20.7%	25.9%	20.2%	26.7%
AT&T Corp.	11.1%	13.2%	12.2%	14.5%
Deutsche Telekom, AG	12.1%	12.6%	*	12.9%
*
Represents less than 10% of total revenue.

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of September 30, 2002.

7. Comprehensive Income

        Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $38 and $3,055 for the three months ended September 30, 2001 and 2002, respectively. Comprehensive income was $3,628 and $9,562 for the nine months ended September 30, 2001 and 2002, respectively.

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

        The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	76.3	74.9	75.1	75.0

Gross profit	23.7	25.1	24.9	25.0
Selling, general and administrative expenses	14.2	11.2	15.4	11.4

Operating profit	9.5	13.9	9.5	13.6
Net interest income and other	0.6	0.1	3.0	0.7
Loss on impaired investment	—	—	(2.6)	—

Income before income taxes	10.1	14.0	9.9	14.3
Income tax expense	3.8	5.3	3.8	5.5

Net income	6.3%	8.7%	6.1%	8.8%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Revenues.    Revenues increased $9.2 million, or 21.5%, from $42.9 million to $52.1 million during the three months ended September 30, 2001 and 2002, respectively. Growth in technical support services provided 50% of the increase. Supply chain management and provisioning management services also increased substantially.

        Cost of Services.    Cost of services increased $6.3 million, or 19.3%, from $32.7 million to $39.0 million during the three months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, cost of services was 76.3% and 74.9% during the three months ended September 30, 2001 and 2002, respectively. This percentage amount declined primarily as a result of changes in the mix of services provided, partially offset by a shift in managers to operations, which results in additional cost of services but a decrease in selling, general and administrative expense.

        Gross Profit.    Due to the foregoing factors, gross profit increased $2.9 million, or 28.5%, from $10.2 million to $13.1 million during the three months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, gross profit was 23.7% and 25.1% during the three months ended September 30, 2001 and 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $0.3 million, or 4.5%, from $6.1 million to $5.8 million during the three months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, selling, general and administrative expenses were 14.2% and 11.2% during the three months ended September 30, 2001 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue and by $0.3 million was primarily due to a shift in managers to operations and the attendant shift in costs from selling, general and administrative expense to cost of services, but was partially offset by the hiring of senior level management, which the Company has substantially completed.

        Operating Profit.    As a result of the foregoing factors, operating profit increased from $4.1 million to $7.2 million during the three months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, operating profit was 9.5% and 13.9% during the three months ended September 30, 2001 and 2002, respectively.

        Net Interest Income and Other.    Net interest income and other decreased $0.2 million, or 81.7% from $0.3 million to $47,000 during the three months ended September 30, 2001 and 2002, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The decrease is the result of the weakened economy and lower interest rates.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $3.0 million, or 68.6%, from $4.3 million to $7.3 million during the three months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, income before income taxes increased from 10.1% to 14.0% during the three months ended September 30, 2001 and 2002, respectively.

        Income Tax Expense.    Income tax expense during the three months ended September 30, 2001 and 2002 reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.2% for both periods.

        Net Income.    Based on the factors discussed above, net income increased $1.8 million, or 68.4%, from $2.7 million to $4.5 million during the three months ended September 30, 2001 and 2002, respectively.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Revenues.    Revenues increased $23.7 million, or 20.2%, from $117.7 million to $141.4 million during the nine months ended September 30, 2001 and 2002, respectively. This increase was largely due to increased revenue from technical support services, together with an increase in provisioning management and a decrease in supply chain management services.

        Microsoft's European contract with the Company was not renewed when it expired on June 30, 2002. While this negatively impacted revenues in the second quarter due to the ramp-down schedule, and in the third quarter due to the loss of the contract, operating profits have not been, and are not expected to be, materially adversely affected because of the low operating margins of this revenue. Management has adjusted personnel levels and infrastructure accordingly.

        Cost of Services.    Cost of services increased $17.7 million, or 20.0%, from $88.4 million to $106.0 million during the nine months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, cost of services was 75.1% and 75.0% during the nine months ended September 30, 2001 and 2002, respectively. This percentage decrease was primarily due to changes in the mix of services provided, partially offset by a shift in managers to operations, which results in additional cost of services but a decrease in selling, general and administrative expense.

        Gross Profit.    Due to the foregoing factors, gross profit increased $6.0 million, or 20.7%, from $29.3 million to $35.4 million during the nine months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, gross profit was 24.9% and 25.0% during the nine months ended September 30, 2001 and 2002, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $2.0 million, or 11.0%, from $18.1 million to $16.1 million during the nine months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, selling, general and administrative expenses were 15.4% and 11.4% during the nine months ended September 30, 2001 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue and by $2.0 million was primarily due to a shift in managers to operations and the attendant shift in costs from selling, general and administrative expense to cost of services, but was partially offset by the hiring of senior level management, which the Company has substantially completed.

        Operating Profit.    As a result of the foregoing factors, operating profit increased from $11.2 million to $19.2 million during the nine months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, operating profit was 9.5% and 13.6% during the nine months ended September 30, 2001 and 2002, respectively.

        Net Interest Income and Other.    Net interest income and other decreased $2.5 million, or 71.2%, from $3.5 million to $1.0 million during the nine months ended September 30, 2001 and 2002, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The decrease is the result of the weakened economy and lower interest rates.

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

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $8.6 million, or 73.7%, from $11.7 million to $20.3 million during the nine months ended September 30, 2001 and 2002, respectively. As a percentage of revenues, income before income taxes increased from 9.9% to 14.3% during the nine months ended September 30, 2001 and 2002, respectively.

        Income Tax Expense.    Income tax expense during the nine months ended September 30, 2001 and 2002 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.8% and 38.3%, respectively.

        Net Income.    Based on the factors discussed above, net income increased $5.2 million, or 72.3%, from $7.3 million to $12.5 million during the nine months ended September 30, 2001 and 2002, respectively.

Liquidity and Capital Resources

        Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

        The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the "Bank"). Borrowings under the line of credit bear interest at the Bank's prime rate minus 1% (3.75% as of September 30, 2002). Under this line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit. The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants. As of September 30, 2002 and the date of this Form 10-Q, the Company was in compliance with the financial covenants, and $10 million was available under this line of credit.

        As of September 30, 2002, the Company had cash, cash equivalents, and investment balances of $57.5 million, working capital of $73.4 million, and stockholders' equity of $107.1 million. Cash and cash equivalents are not restricted. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

        Net cash provided by operating activities was relatively constant at $21.2 million and $20.3 million for the nine months ended September 30, 2001 and 2002, respectively. The increases in net income and accounts receivable and decrease in inventory are offset by decreases in accounts payable and net sales of trading securities.

        Net cash used in investing activities was $28.8 million and $16.4 million for the nine months ended September 30, 2001 and 2002, respectively. This decrease was primarily due to a decrease in purchases of property, plant, and equipment, partially offset by a net increase in investments available for sale.

        Net cash used in financing activities was $5.0 million and $2.8 million for the nine months ended September 30, 2001 and 2002, respectively. Financing activities during both periods consisted of principal payments on borrowings, partially offset by proceeds from exercises of employee stock options.

        The effect of currency exchange rate changes on translation of the Company's United Kingdom and Canada operations was not substantial during the nine months ended September 30, 2002. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. If the international portion of the Company's business grows, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

Contractual Obligations (in thousands)

        The following table summarizes, as of September 30, 2002, our obligations to make future payments under contractual commitments:

	Less than one year	One to three Years	Four to five Years	After five years	Total
Long-term debt(1)	$2,451	$3,761	$391	$978	$7,581
Operating leases(2)	1,089	1,639	1,227	1,134	5,089

Total Contractual Obligations	$3,540	$5,400	$1,618	$2,112	$12,670

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

        As part of cash management, the Company invests in corporate bonds, bond mutual funds, international mutual funds, limited partnerships, real estate investment trusts, and various forms of equity securities. Investments are classified as trading securities and investments available for sale based on the Company's intent at the date of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. The Company currently has no investments in this classification. All other investments not deemed to be trading securities or held to maturity are classified as investments available for sale. Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from the value that might be realized if the Company were to sell or close out the transactions. Such differences are not considered significant to the Company's results of operations, financial condition or liquidity. Changes in the fair market value of trading securities are reflected on the income statement. Changes in the fair market value of investments held for sale are reflected in stockholders' equity. The Company exercises judgment in evaluating permanent impairment of investments available for sale and recognizes any such impairment on the income statement.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, and the adoption of these statements did not result in any material impact.

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

Reliance on Principal Client Relationships

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Microsoft Corp.	41.3%	35.6%	47.0%	31.0%
AT&T Wireless Services, Inc.	20.7%	25.9%	20.2%	26.7%
AT&T Corp.	11.1%	13.2%	12.2%	14.5%
Deutsche Telekom, AG	12.1%	12.6%	*	12.9%
*
Represents less than 10% of total revenue.

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. There can be no assurance the Company will be able to retain its principal clients or, if it were to lose any of its principal clients, would be able to timely replace the revenue generated by the lost clients. Additionally, the amount and growth rate of revenues derived from the Company's principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

        Microsoft's European contract with the Company was not renewed when it expired on June 30, 2002. While this negatively impacted revenues in the second quarter due to the ramp-down schedule, and in the third quarter due to the loss of the contract, operating profits have not been, and are not expected to be, materially adversely affected because of the low operating margins of this revenue. Management has adjusted personnel levels and infrastructure accordingly.

Variability of Quarterly Operating Results

        The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

    Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of September 30, 2002. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 1999, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"—"Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2001.

Interest Rate Sensitivity and Other General Market Risks

        Cash and Cash Equivalents.    The Company had $15.7 million in cash and cash equivalents, which consisted of: (i) $15.4 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 1.64%; and (ii) $0.3 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

        Investments Available for Sale.    The Company had investments available for sale, which, in the aggregate, had a basis and fair market value of $43.9 million and $35.2 million, respectively. Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if interest and/or inflation rates or market expectations thereon increase.

        Fair market value of and estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in their debts can be expected to be materially and adversely affected.

        The table below provides information as of September 30, 2002 about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

		Expected Maturity Date —Cost—
	Weighted Average Interest Rates
		< 1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
	(dollars in thousands)
Corporate bonds	6.28%	$10,298						$10,298	$9,995
Corporate bonds	6.36%		$2,233					2,233	1,556
Corporate bonds	9.67%			$3,832				3,832	3,803
Corporate bonds	6.69%					$2,839		2,839	2,854

Total	7.03%	$10,298	$2,233	$3,832	$—	$2,839	$—	$19,202	$18,208

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

        As part of its investments available for sale portfolio, the Company was invested in equity securities that, in aggregate, had a basis and fair market value of $24.7 million and $16.9 million, respectively.

        Outstanding Debt of the Company.    As of September 30, 2002, the Company had outstanding debt of $7.6 million, $1.0 million of which bears no interest as long as the Company complies with the terms of the debt arrangement.

        The following table provides information as of September 30, 2002 about loans entered into by the Company that are secured by the equipment purchased with the loan proceeds:

Loan date	Term	Interest rate	Outstanding	Covenants/Penalties
10/26/98	48 months	7.00%	$0.2 million	None
10/22/99	48 months	Variable (3.15% at 9/30/02)	$0.6 million	Maintenance of certain operating ratios.
11/2/01	48 months	5.02%	$5.1 million US (Canadian loan)	Penalty if prepaid in first two years.
12/6/01	48 months	5.41%	$0.6 million US (Canadian loan)	Penalty if prepaid in first two years.

        As of September 30, 2002 and the date of this Form 10-Q, the Company was in compliance with the financial covenants of these loans.

        Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (3.75% as of September 30, 2002). The Company had no outstanding line of credit obligations. As of September 30, 2002 and the date of this Form 10-Q, the Company was in compliance with the financial covenants pertaining to the line of credit. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks, General Market Risks, and Other Risks

        Equity Securities.    The Company held in its investments available for sale portfolio certain equity securities with basis and fair market value as of September 30, 2002, in the aggregate, of $24.7 million and $16.9 million, respectively. Equity securities primarily consisted of publicly traded common stock of US based companies, exchange-traded funds, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on the Company's equity investments. Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. The company has partially hedged against some equity price changes.

        Trading Securities.    The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value as of September 30, 2002, of $6.9 million and $6.6 million, respectively. Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of September 30, 2002, the Company had sold put options for a total of 146,000 shares of US equity securities that, in the aggregate, had a basis and market value of approximately $110,000 and $127,000. The foregoing put options were reported net as components of trading securities and expire in October and November 2002.

        Risk of loss regarding its current investments to the Company in the event of nonperformance by any party is not considered substantial. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from the value that might be realized if the Company were to sell or close out the transactions. Such differences are not considered significant to the Company's results of operations, financial condition, or liquidity. The foregoing put options may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse effect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

        Of the Company's revenues for the three months ended September 30, 2002, 20.8% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars. Terms of the Company's agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its international operations.

    Item 4. Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

Part II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.43	Amended and Restated Services Agreement dated April 1, 2002 between StarTek USA, Inc., and VoiceStream Wireless Corporation*
10.44	Provider Master Service Agreement dated March 21, 2002 between StarTek USA, Inc., and AT&T Wireless Services, Inc.
99.1	Certification of Periodic Report by William E. Meade, Jr.
99.2	Certification of Periodic Report by David I. Rosenthal
*
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(b)
Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (Registrant)
Date: November 12, 2002	/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr. Chairman of the Board
Date: November 12, 2002	/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr. President, Chief Executive Officer, and Director
Date: November 12, 2002	/s/ DAVID I. ROSENTHAL David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, William E. Meade Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of StarTek, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr. President, Chief Executive Officer, and Director

CERTIFICATION

I, David I. Rosenthal, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of StarTek, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ DAVID I. ROSENTHAL David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary and Treasurer