Form 10-K
period 2002-12-31
STARTEK INC
filed 2003-03-27
CIK 1031029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒   No ☐

As of March 10, 2003, 14,206,101 shares of common stock were outstanding and held by approximately 3,133 holders.  The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2002 was approximately $137 million, based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.  Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2003 annual meeting of stockholders.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Statements

All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties.  Forward-looking statements are preceded by terms such as “may”, “will”, “should”, “anticipates”, “expects”, “believes”, “plans”, “future”, “estimate”, “continue”, and similar expressions.  The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors include, but are not limited to, inflation and general economic conditions in the Company’s and its clients’ markets, risks associated with the Company’s reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company’s revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, risks from offshore competition, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company’s contracts, highly competitive domestic and international markets, risks of business interruptions, volatility of the Company’s stock price, risks related to the Company’s Internet web site operations, risks related to the Company’s portfolio of Internet domain names, and risks related to changes in valuation of the Company’s investments.  These factors include risks and uncertainties beyond the Company’s ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.  All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements.  All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Risk Factors” appearing elsewhere in this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

StarTek, Inc. (the “Company” or “StarTek”) has an established position as a global provider of process management services and owns and operates branded vertical market Internet web sites.  The Company’s process management service platforms include a comprehensive offering of supply chain management services, high-end inbound technical support and customer care teleservices, and provisioning management for complex telecommunications systems.  As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs.  The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to the growing needs of its clients and to capitalize on market opportunities, both domestically and internationally.  StarTek has a strategic partnership philosophy through which it assesses each of its client’s needs, and together with its clients develops and implements customized outsourcing solutions.  Management believes StarTek’s entrepreneurial culture, long-term relationships with clients and suppliers, efficient operations, dedication to quality, and use of technology and management techniques provide StarTek a competitive advantage in attracting clients to outsource non-core operations.  StarTek’s largest client, based on 2002 revenues, has utilized StarTek’s outsourced services since 1996. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a further discussion of the Company’s “Reliance on Principal Client Relationship” and “Risks Associated with the Company’s Contracts”.

StarTek’s existing clients are primarily in computer software, Internet, E-commerce, computer hardware, technology, consumer products, and telecommunications industries, which are characterized by rapid growth, complex and evolving product offerings, and large customer bases, which require frequent, often sophisticated customer interaction.   Management believes there are substantial opportunities to cross-sell StarTek’s wide spectrum of outsourced process management services to its existing and future client base.  The Company intends to capitalize on the increasing trend toward outsourcing by focusing on potential clients in additional industries that could benefit from the Company’s expertise in developing and delivering integrated, cost-effective, outsourced services.

StarTek currently has six operating facilities in Colorado, and one facility each in Wyoming, Tennessee, Texas, and Oklahoma.  The Company’s European operations are performed from its two facilities in Hartlepool, England.  The Company’s Canadian operations are performed from two facilities in Kingston, Ontario and one facility in Cornwall, Ontario.  In February 2003, the Company announced the planned opening of two new facilities in Regina, Saskatchewan, Canada and Decatur, Illinois to meet the increasing demands of its clients.

StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com.

The Company’s business was founded in 1987 and, through its wholly-owned subsidiaries, has provided outsourced process management services since inception.  On December 30, 1996, StarTek, Inc. was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock.  Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd., two of the Company’s operating subsidiaries, conducted business as affiliates under common control.  In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are wholly-owned subsidiaries of the Company.  In 2001, the Company formed StarTek Canada Services, Ltd. a Nova Scotia, Canada corporation, which is a wholly owned subsidiary of the Company.  StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries.  StarTek’s principal executive offices are located at 100 Garfield Street, Denver, Colorado 80206 and its telephone number is (303) 361-6000.  StarTek’s home page on the Internet is located at www.startek.com.

Process Management Service Platforms

The Company offers a wide spectrum of process management service platforms designed to provide cost-effective and efficient management services for non-core operations of its clients.  The Company works closely with its clients to develop, refine, and implement efficient and productive integrated outsourced solutions that link StarTek with its clients and their customers.  The processes that create such solutions generally include development of product manufacturing specifications, packaging, and distribution requirements, as well as product-related software programs for telephone, facsimile, E-mail, and Internet interactions involving product order processing, fulfillment, and technical support.  Substantially all of the Company’s process-related teleservices activities are inbound telephone calls rather than outbound calls.  Process management service platforms StarTek provides include, but are not limited to:

Supply Chain Management.  StarTek personnel are responsible for maintaining and managing multiple supplier relationships.  When the Company is selected by a client to provide product assembly and packaging services, the Company qualifies, selects, certifies, and manages sourcing and manufacturing of various products and related components.  Such products and related components are then assembled and packaged at certain of the Company’s facilities.  The Company monitors supplier quality by visiting manufacturing facilities, and utilizes just-in-time production to minimize inventory in the Company’s warehouses.  Management believes the Company’s strong, long-term relationships with multiple suppliers allow StarTek to be flexible and responsive to its clients, while minimizing cost and dependency on any single supplier.

The Company assembles and packages products in the United States and the United Kingdom. The Company’s assembly lines have been designed with significant flexibility, enabling the Company to assemble and package various types of products and rapidly change the type of product assembled.

StarTek’s inventory management systems enable the Company to ship and track products to distribution centers, individual stores, and its clients’ customers directly.  Product orders are received by the Company via file transfer protocol (FTP), the Internet, electronic data interchange (EDI), facsimile, as well as through the Company’s product order teleservices and E-commerce support services described elsewhere.

High-End Technical Support and Customer Care Teleservices.  StarTek service representatives provide high-end technical support services by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week.  Technical support inquiries are generally driven by a customer’s purchase of a product or service, or by a customer’s need for ongoing technical assistance.  Customers of StarTek’s clients dial a technical support number listed in their product or service manuals and, based on touch-tone responses, are automatically connected to an appropriate StarTek service representative specially trained in the use of computerized knowledge databases for the applicable product.  Each StarTek service representative acts as a transparent extension of the client when resolving complaints, diagnosing and resolving product or service problems, or answering technical questions.

Provisioning Management.  StarTek personnel are responsible for managing installation and providing on-going support services for large-scale telecommunications networks for client customers.  Service representatives manage relationships between the StarTek client and its customers on a transparent basis.  StarTek’s installation management and on-going network support services, on an outsourced basis, enable a client to provide telecommunications services to their customers more efficiently and cost effectively.

E-commerce Support and Product Order Fulfillment.  StarTek develops, operates, and maintains Internet web sites and the Company’s personnel process, pack, and ship product orders received by telephone, E-mail, facsimile, and the Internet, 24 hours per day, seven days per week.  The Company provides same-day shipping of customer orders if the product is available.

International Operations

StarTek provides process management services on an international basis from the United Kingdom and Canada, and through January 2002, in Singapore.  The Company’s facilities in the United Kingdom provide most of the Company’s process management service platforms for clients internationally, including supply chain management, inbound technical support services in several languages, and product order fulfillment.  The Company’s facilities in Canada provide technical support services for clients in North America.  The facility in Singapore closed on January 31, 2002, which management believes will not have a material adverse effect on the Company’s future financial results as less than 1% of the Company’s operating profit in 2001 was derived from these operations.  International operations, in the aggregate, generated 19.3% of the Company’s revenues during 2002 and 21.5% during 2001.  See Note 15 to the consolidated financial statements set forth herein for a further description of revenues, operating profit, and identifiable assets classified by the major geographic areas in which the Company operates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a discussion of “Risks Associated with International Operations and Expansion”.

Domain.com Operations

StarTek, through its wholly-owned subsidiary Domain.com, Inc., owns a portfolio of branded vertical market Internet web sites and currently operates certain sites, including airlines.com and wedding.com as internet portals.

Business Strategy

StarTek’s strategic objectives are to increase revenues and earnings by maintaining and enhancing its established position as a global provider of process management services; and to enhance shareholder value, revenues, and earnings by developing revenue streams from, or ownership interests in, Internet web site businesses arising from a portfolio of Internet domain names.  To reach these objectives, the Company intends to:

Provide Integrated, Outsourced Process Management Services.  StarTek seeks to provide integrated, outsourced process management services which enable its clients to provide their customers with high-quality services at lower cost than through a client’s own in-house operations.  The Company believes its ability to tailor operations, materials, and employee resources objectively, and provide process management services on a cost-effective basis will allow the Company to become an integral part of its clients’ businesses.

Develop Strategic Partnerships and Long-Term Relationships.  StarTek seeks to develop long-term client relationships, primarily with Fortune 1000 companies.  The Company invests significant resources to establish strategic partnership relationships and to understand each client’s processes, culture, decision parameters, and goals so as to develop and implement customized solutions.  The Company believes this solution-oriented, value-added, integrated approach to addressing its clients’ needs distinguishes StarTek from its competitors and plays a key role in the Company’s ability to attract and retain clients on a long-term basis.

Maintain Low-Cost Position through the StarTek Advantage System.  StarTek strives to establish a competitive advantage by frequently redefining its operational processes to reduce cost and improve quality through its StarTek Advantage System group.  The Company believes its continuous improvement philosophy and modern process management techniques result in reduced waste and increased efficiency by: (i) controlling overproduction; (ii) minimizing waiting time due to inefficient work sequences; (iii) reducing nonessential handling of materials; (iv) eliminating nonessential movement and processing; (v) implementing fail-safe processes; (vi) improving inventory management; and (vii) preventing defects.

Emphasize Quality.  StarTek strives to achieve the highest quality standards in the industry.  To this end, the Company, through its wholly-owned subsidiary in the United Kingdom, has received ISO 9001:2000 certification, and through certain of its wholly-owned subsidiaries in the US, has received ISO 9002 certification for its facilities engaged in supply chain management.  Both ISO 9001:2000 and ISO 9002 are an international standard for quality assurance and consistency in operating procedure.  Certain of the Company’s existing clients require evidence of ISO certification prior to selecting an outsourcing provider.

Capitalize on Technology.  Management believes it has established a competitive advantage by capitalizing on technology and proprietary software, including automatic call distributors, inventory management software, order management software, transportation management software, knowledge databases, call tracking systems, resource scheduling software, and computer telephony integration software.  The Company further believes these capabilities enable StarTek to improve efficiency, serve as a transparent extension of its clients, receive telephone calls and data directly from its clients’ systems, and report detailed information concerning the status and results of the Company’s services and interaction with clients on a daily basis.

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

Clients

StarTek’s current client base consists of companies engaged primarily in computer software, Internet, E-commerce, computer hardware, technology, consumer products, and telecommunications industries.   The Company’s four largest customers, Microsoft Corporation, AT&T Wireless, Inc., AT&T Corporation, and T-Mobile, a subsidiary of Deutsche Telekom, accounted for 34.4%, 26.3%, 13.3%, and 12.2% respectively, of the Company’s revenues in 2002.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a further discussion of the Company’s “Reliance on Principal Client Relationship” and “Risks Associated with the Company’s Contracts”.

Sales and Marketing

The Company’s marketing objective is to develop long-term relationships with existing and potential clients to become the preferred worldwide provider of process management services.  StarTek invests substantial resources to create a strategic partnership with its clients to understand their existing operations, customer service processes, culture, decision parameters, and goals.  A StarTek team assesses a client’s outsourcing service needs, and together with the client, develops and implements customized solutions.  Management believes, as a result of StarTek’s strategic relationship with its clients and comprehensive understanding of their businesses, the Company can identify new revenue generating opportunities, customer interaction possibilities, and product service improvements not adequately addressed by the client.  The Company’s sales strategy emphasizes multiple contacts with a client to strengthen its relationship and facilitate cross-selling of services.

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

Management believes an essential element to revenue growth is the ability to flexibly, effectively, and efficiently expand service capacity to meet client needs as its clients grow or outsource more of their non-core operations to the Company.  Additionally, to attract new clients to StarTek’s services, the Company maintains resources to develop a strategy to meet new clients’ outsourcing goals promptly, as well as the ability to implement operations for such clients quickly and accurately.

Technology

StarTek employs technology and proprietary software that incorporates digital switching, relational knowledge database management systems, call tracking systems, workforce management systems, object-oriented software modules, and computer telephony integration.  The Company’s digital switching technology is designed to enable calls to be routed to the next available teleservice representative with the appropriate product knowledge, skill, and language abilities.  Call tracking and workforce management systems generate and track call volumes by client, enabling the Company to schedule personnel efficiently, anticipate fluctuations in call volume, and provide clients with detailed information concerning the status and results of the Company’s services on a daily basis.  Management believes StarTek’s proprietary technology platform provides the Company with a competitive advantage in maintaining existing clients and attracting new clients.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a discussion of “Risks Associated with Rapidly Changing Technology”.

Employees and Training

StarTek’s success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly and temporary employees during peak periods is critical to the Company’s ability to provide high quality outsourced services.  To maintain good employee relations and to minimize turnover, the Company offers competitive pay, a range of employee benefits, and provides employees with clear, visible career paths.  To meet its service objectives, the Company also utilizes temporary employees.  As of December 31, 2002, the Company had approximately 4,800 full-time equivalent employees. The number of temporary employees varies substantially due to the seasonal nature of StarTek’s clients’ businesses.  Management believes demographics surrounding StarTek’s facilities, and the Company’s reputation, stability, and compensation plans should allow the Company to continue to attract and retain qualified employees.  The Company considers its employee relations to be good.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a discussion of factors relating to the Company’s “Dependence on Labor Force” and “Dependence on Key Personnel”.

In keeping with StarTek’s continuous improvement philosophy, the Company is committed to training all of its employees.  StarTek provides formal training for senior management, supervisors, process managers, quality coordinators, and service representatives.  StarTek also maintains an employee quality program to back up every employee, including specialized quality coordinators who teach problem solving, assist with service calls, and offer immediate performance feedback.  On a more informal basis, the Company provides on-the-job process training and tutoring for all product assembly and packaging personnel.  Employee teams gather daily to receive information about products to be produced and techniques to be utilized, and have an opportunity to ask questions and receive one-on-one training as necessary.

The Company’s in-house training programs for technical support and telecommunications process management employees involve an in-depth, structured learning environment that builds technical competence and teaches critical software skills necessary to provide effective services to its clients.  Each client service representative is designated and trained to support a particular product or group of products for a particular client.  These client service representatives receive training in product knowledge, call listening, and computer skills prior to answering any customer calls independently.  Training time depends on the complexity of the product for which such representative will provide services.  Further, the Company uses live and taped call reviews along with customer feedback surveys to continuously monitor and enhance its service quality.

Industry and Competition

Management believes businesses throughout the world are increasingly focusing on their core competencies, and are increasingly engaging outsourced service companies to perform specialized, non-core functions and services.  Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage capacity, and improve customer and technical information gathering and utilization.  To realize these advantages, companies are outsourcing the process of planning, implementing, and controlling the efficient flow of goods, services, teleservices, and related information from point of origin to point of consumption.  Additionally, rapid technological changes and rising customer expectations for high-quality goods and services make it increasingly difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to support a product’s life-cycle on a cost-effective basis.  Management believes companies that focus on providing these services as their core business, including StarTek, are expected to continue to benefit from these outsourcing trends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a discussion of the Company’s “Highly Competitive Market”.

StarTek competes on the basis of quality, reliability of service, price, efficiency, speed, and flexibility in tailoring services to client needs.  Management believes StarTek’s comprehensive and integrated services differentiate the Company from non-client competitors who may only be able to provide one or a few of the outsourced services StarTek provides.  The Company continuously explores new outsourcing service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses.  Management believes it can develop superior outsourced solutions to such inefficiencies on a cost-effective basis.  Management believes StarTek competes primarily with in-house process management operations of its current and potential clients.  Such in-house operations include Internet operations, E-commerce support, technical support teleservices, and supply chain management.  StarTek also competes with certain companies that provide similar services on an outsourced basis. There are numerous competitors of all sizes that provide product order teleservices and product fulfillment distribution services.

Web Site Availability of Reports

Copies of StarTek Inc.’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge through StarTek’s web site (www.startek.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

Facilities

As of December 31, 2002 StarTek owned or operated the following facilities, containing in aggregate, approximately 1,096,000 square feet:

Properties	Year Opened or Acquired	Square feet	Leased, Company Owned, or Otherwise
US Facilities
Greeley, Colorado	1987	100,000	Company Owned
Denver, Colorado	1995	138,000	Company Owned
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned
Clarksville, Tennessee	1998	305,000	Company Owned(a)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring, Texas	1999	30,000	Leased
Enid, Oklahoma	2000	47,524	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Denver, Colorado	2000	13,800	Leased
International Facilities
Hartlepool, England (2)	1993	73,000	Leased(b)
Kingston, Ontario Canada	2001	49,000	Company Owned
Kingston, Ontario Canada	2001	20,000	Leased
Cornwall, Ontario Canada	2001	74,000	Leased

        Substantially all of the Company’s facility space can be used to support several of the Company’s process management service platforms.  In February 2003, the Company announced the opening of two new facilities to meet increasing client demands.  A 61,988 square foot leased facility will be located in Regina, Saskatchewan, Canada.  Another 37,500 square foot leased facility will be located in Decatur, Illinois.  Both facilities are expected to open in the second quarter of 2003.  Management believes StarTek’s existing facilities are adequate for the Company’s current operations, but continued capacity expansion could be required to support continued growth.  Management intends to maintain a certain amount of excess capacity to enable StarTek to readily provide for needs of new clients, and increasing needs of existing clients.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a discussion of “Risks of Business Interruptions”.

(a)     See Note 9 to the consolidated financial statements set forth herein for a description of the Tennessee financing arrangement.

(b)     Single lease for two operating facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

StarTek’s common stock has traded under the symbol “SRT” on the New York Stock Exchange since June 19, 1997, the effective date of the Company’s initial public offering.  StarTek’s common stock also trades on the Pacific Exchange, Chicago Stock Exchange, Boston Stock Exchange, Philadelphia Stock Exchange, and Berlin Stock Exchange.  High and low closing sale prices of StarTek’s common stock for 2001 and 2002 were:

	2001		2002
	High	Low	High	Low
First Quarter	19.66	11.60	24.93	16.70
Second Quarter	22.60	13.20	26.75	21.83
Third Quarter	26.60	15.81	26.17	21.00
Fourth Quarter	19.75	15.23	27.99	20.61

The closing sale price for StarTek’s common stock on March 10, 2003 was $22.53.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Risk Factors” set forth herein for a discussion of “Volatility of Stock Price”.

Holders of Common Stock

As of March 10, 2003, there were approximately 3,133 stockholders of record and 14,206,101 shares of common stock outstanding.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”— “Risk Factors” set forth herein for a discussion of “Control by Principal Stockholders”.

Dividend Policy

StarTek currently intends to retain all earnings to finance continued growth of its business and does not expect to pay any dividends in the foreseeable future.  The payment of any dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, general financial condition of the Company, and general business conditions.  Under its $10 million line of credit, the Company may not pay dividends in an amount that would cause a failure to meet its financial covenants.  See Note 7 to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Liquidity and Capital Resources” set forth herein for a description of these financial covenants.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.  Additionally, the following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$140,984	$205,227	$200,750	$182,576	$207,864
Cost of services	115,079	166,880	153,629	137,622	157,005
Gross profit	25,905	38,347	47,121	44,954	50,859
Selling, general and administrative expenses	14,714	20,338	20,950	25,938	22,562
Operating profit	11,191	18,009	26,171	19,016	28,297
Net interest income and other	2,254	2,814	4,655	4,318	1,986
Loss on impaired investments	—	—	—	(15,452)	(6,210)
Income before income taxes	13,445	20,823	30,826	7,882	24,073
Income tax expense	4,901	7,800	11,406	3,011	8,907
Net income	$8,544	$13,023	$19,420	$4,871	$15,166
Earnings per share:
Basic	$0.62	$0.94	$1.39	$0.35	$1.07
Diluted	$0.62	$0.92	$1.36	$0.34	$1.05

Weighted average shares outstanding:
Basic	13,828,571	13,874,556	14,016,851	14,053,484	14,140,765
Diluted	13,828,571	14,139,149	14,279,409	14,168,044	14,385,389

Selected Operating Data:
Capital expenditures, net of dispositions	$13,927	$12,591	$8,625	$19,008	$5,839
Depreciation and amortization	$2,852	$4,715	$5,482	$6,898	$9,220

Balance Sheet Data (December 31):
Working capital	$38,336	$40,214	$56,146	$59,129	$80,379
Total assets	80,201	101,435	122,283	129,153	140,421
Total debt	4,225	7,424	11,497	11,806	6,482
Total stockholders’ equity	$54,133	$71,046	$91,964	$95,609	$114,594

Selected Adjusted Unaudited Information:

	Year Ended December 31, 2001	Year Ended December 31, 2002
	(in thousands except per share data)	(in thousands except per share data)

Historical net income	$4,871	$15,166
Add back: Loss on impaired investments(a)	15,452	6,210
Less related income tax expense	(5,903)	(2,358)
Adjusted net income	$14,420	$19,018

Adjusted earnings per share:
Basic	$1.03	$1.34
Diluted	$1.02	$1.32

Weighted average shares outstanding
Basic	14,053,484	14,140,765
Diluted	14,168,044	14,385,389

        This adjusted information eliminating the effect of losses on impaired investments is provided because Management feels it is more reflective of normal operations of the Company.

(a) The Company recognized an impairment on its investment in Six Sigma, LLC of $3.1 million in the first quarter of 2001 and an impairment on its investment in Gifts.com, Inc. of $12.4 million in the fourth quarter of 2001.  In 2002, the Company determined certain declines in the fair value of investments available for sale to be other than temporary and recorded investment impairments of $6.3 million, offset by a $0.1 million partial cash recovery of the Six Sigma investment.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

All statements contained in this Form 10-K, which are not statements of historical facts, are forward-looking statements that involve substantial risks and uncertainties.  Forward-looking statements are preceded by terms such as “may”, “will”, “should”, “anticipates”, “expects”, “believes”, “plans”, “future”, “estimate”, “continue”, and similar expressions.  The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors include, but are not limited to, inflation and general economic conditions in the Company’s and its clients’ markets, risks associated with the Company’s reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company’s revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, risks from offshore competition, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company’s contracts, highly competitive domestic and international markets, risks of business interruptions, volatility of the Company’s stock price, risks related to the Company’s Internet web site operations, risks related to the Company’s portfolio of Internet domain names, and risks related to fluctuating values of the Company’s portfolio of investment securities.  These factors include risks and uncertainties beyond the Company’s ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.  All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements.  All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Risk Factors” appearing elsewhere in this Form 10-K.

Overview

StarTek has historically generated revenues through the performance of process management services, which include a comprehensive offering of supply chain management services, high-end inbound technical support and customer care teleservices, provisioning management for complex telecommunications systems, and E-commerce support and fulfillment.  Substantially all of the Company’s significant arrangements with its clients for its services generate revenues based, in large part, on the number and duration of customer inquiries, and the volume, complexity and type of components involved in the handling of clients’ products.  Changes in the complexity or type of components in the product units assembled by the Company may have an effect on the Company’s revenues, independent of the number of product units assembled.

An essential element of the Company’s ability to grow is availability of capacity to readily provide for the needs of new clients and the increasing needs of existing clients.  StarTek currently operates from facilities in the United States, United Kingdom, and Canada.  Management believes StarTek’s existing facilities are adequate for the Company’s current and near-term operations, but continued capacity expansion will be required to support continued growth.  Management intends to maintain a certain amount of excess capacity to enable StarTek to readily provide for the needs of new clients and the increasing needs of existing clients.  In February 2003, the Company announced the opening of two new facilities in Regina, Saskatchewan, Canada and Decatur, Illinois to meet the increasing needs of our clients.

The Company frequently purchases components of its clients’ products as an integral part of its process management services and in advance of providing its product assembly and packaging services.  These components are packaged, assembled, and held by StarTek pending shipment.  The Company generally has the right to be reimbursed from clients for unused inventories.  Client-owned inventories are not valued in the Company’s balance sheet.  See Notes 1 and 5 to the consolidated financial statements set forth herein for a further description of the Company’s inventories.

Results of Operations

The following table should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K, and sets forth certain consolidated income statement data expressed as a percentage of revenues:

	Year Ended December 31,
	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Cost of services	76.5	75.4	75.5
Gross profit	23.5	24.6	24.5
Selling, general and administrative expenses	10.4	14.2	10.9
Operating profit	13.1	10.4	13.6
Net interest income and other	2.3	2.4	1.0
Loss on impaired investments	—	(8.5)	(3.0)
Income before income taxes	15.4	4.3	11.6
Income tax expense	5.7	1.6	4.3
Net income	9.7%	2.7%	7.3%

2002 Compared to 2001

Revenues.  Revenues increased $25.3 million, or 13.9%, from $182.6 million in 2001 to $207.9 million in 2002.  This increase was largely due to increased technical support services, partially offset by reduced supply chain management services.

Microsoft’s European contract with the company was not renewed when it expired on June 30, 2002.  While this negatively impacted revenues in 2002, operating profits were not materially adversely affected because of the low operating margins of the revenue.  Management adjusted personnel levels and infrastructure accordingly.

Costs of Services.  Cost of services increased $19.4 million, or 14.1%, from $137.6 million in 2001 to $157.0 million in 2002.  As a percentage of revenues, cost of services was 75.4% and 75.5% in 2001 and 2002, respectively.  The percentage increase results from a change in the mix of services provided, offset by a shift in managers to operations, which results in additional cost of services but a decrease in selling, general and administrative expenses.

Gross Profit.  Due to the foregoing factors, gross profit increased $5.9 million in 2002, or 13.1%, from $45.0 million in 2001 to $50.9 million in 2002.  As a percentage of revenues, gross profit was 24.6% and 24.5% in 2001 and 2002, respectively.

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses decreased $3.4 million, or 13.0%, from $25.9 million in 2001 to $22.5 million in 2002.  As a percentage of revenues, selling, general and administrative expenses decreased from 14.2% in 2001 to 10.9% in 2002.  The decrease in selling, general and administrative expenses as a percentage of revenue and by $3.4 million was primarily due to a shift in managers to operations and the attendant shift in costs to cost of services, but was partially offset by the hiring of new senior management personnel.

Operating Profit.  As a result of the foregoing factors, operating profit increased $9.3 million or 48.8% from $19.0 million in 2001 to $28.3 million in 2002.  As a percentage of revenues, operating profit increased from 10.4% in 2001 to 13.6% in 2002.

Net Interest Income and Other.  Net interest income and other decreased $2.3 million or 54.0% from $4.3 million in 2001 to $2.0 million in 2002.  Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company’s various debt and lease arrangements.  The decrease is the result of the weakened economy, lower interest rates, and poor securities markets.

Loss on Impaired Investments.  Loss on impaired investments decreased $9.3 million or 59.8% from $15.5 million in 2001 to $6.2 million in 2002.  As a percentage of revenues, loss on impaired investments decreased from 8.5% in 2001 to 3.0% in 2002.  The 2002 loss is the result of $6.3 million of declines in the fair value of investments available for sale that the Company determined to be other than temporary, offset by a $0.1 million partial cash recovery of the Six Sigma investment impaired in 2001.  The 2001 loss was the result of the impairment of two investments.  The first impairment, of $3.1 million, was related to the Company’s investment in Six Sigma, LLC and occurred due to the bankruptcy filing of Six Sigma, LLC because of alleged misappropriation of funds from its customer. The second impairment, of $12.4 million, was related to the Company’s investment in Gifts.com, Inc. and resulted from continued operating losses, negative cash flows, and a deficiency in working capital of Gifts.com, Inc

Income Before Income Taxes.  As a result of the foregoing factors, income before income taxes increased $16.2 million, or 205.4%, from $7.9 million in 2001 to $24.1 million in 2002.  As a percentage of revenues, income before income taxes increased from 4.3% in 2001 to 11.6% in 2002.

Income Tax Expense.  Income tax expense for 2001 and 2002 reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.2% and 37.0% respectively.

Net Income.  Based on the factors discussed above, net income increased $10.3 million, or 211.4%, from $4.9 million in 2001 to $15.2 million in 2002.

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

Net Interest Income and Other.  Net interest income and other decreased $0.4 million or 8.5% from $4.7 million in 2000 to $4.3 million in 2001.  The majority of net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company’s various debt and lease arrangements.  The decrease is the result of lower interest rates in 2001.

Loss on Impaired Investments.  The Company recorded a loss on impaired investments of $15.5 million, or 8.5% of revenue, in 2001.  This loss was the result of the impairment of two investments.  The first impairment, of $3.1 million, was related to the Company’s investment in Six Sigma, LLC and occurred due to the bankruptcy filing of Six Sigma, LLC because of alleged misappropriation of funds from its customer. The second impairment, of $12.4 million, was related to the Company’s investment in Gifts.com, Inc. and resulted from continued operating losses, negative cash flows, and a deficiency in working capital of Gifts.com, Inc.

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

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the “Bank”).  Borrowing under the new line of credit bears interest at the Bank’s prime rate minus 1% (3.25% as of December 31, 2002).  Under this line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit.  The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants.  As of December 31, 2002 and the date of this Form 10-K, the Company was in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit.

As of December 31, 2002, the Company had cash, cash equivalents, and investment balances of $57.2 million, working capital of $80.4 million, and stockholders’ equity of $114.6 million.  Cash and cash equivalents are not restricted.  See “Quantitative and Qualitative Disclosure About Market Risk” set forth herein for further discussions regarding the Company’s cash, cash equivalents, investments available for sale, and trading securities.

Net cash provided by operating activities was $25.9 million and $21.1 million for the years ended December 31, 2001 and 2002, respectively.  This decrease was primarily a result of an increase in accounts receivable, partially offset by an increase in profit from operations and net changes in other operating assets.  Without the effect of net purchases/sales of trading securities, operating cash flows were $24,720, $19,534, and $20,056 in 2000, 2001, and 2002, respectively.

Net cash used in investing activities was $34.5 million and $19.0 million for the years ended December 31, 2001 and 2002, respectively.  This increase was primarily due to a decrease in purchases of property, plant, and equipment.

Net cash provided by (used in) financing activities was $1.1 million and $(3.7) million for the years ended December 31, 2001 and 2002, respectively.  Financing activities, during both periods, consisted of principal payments on borrowings, offset by proceeds from exercises of employee stock options and borrowings.

The effect of currency exchange rate changes on translation of the Company’s United Kingdom and Canada operations was not substantial during the year 2002. Terms of the Company’s agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations.  If the international portion of the Company’s business grows, more revenues and expenses will be denominated in foreign currencies, which increases the Company’s exposure to fluctuations in currency exchange rates.  See “Quantitative and Qualitative Disclosure About Market Risk” set forth herein for a further discussion of the Company’s exposure to foreign currency exchange risks in connection with its investments.

Management believes the Company’s cash, cash equivalents, investments, anticipated cash flows from future operations, and $10.0 million line of credit will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future.  Liquidity and capital requirements depend on many factors, including, but not limited to, the Company’s ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances.  To the extent funds generated from sources described above are insufficient to support the Company’s activities in the short or long-term, the Company will be required to raise additional funds through public or private financing.  No assurance can be given that additional financing will be available, or if available, it will be available on terms favorable to the Company.

Contractual Obligations (in thousands)

The following table summarizes, as of December 31, 2002, the Company’s obligations to make future payments under contractual commitments:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt(1)	$2,221	$3,630	$52	$579	$6,482
Operating leases(2)	1,023	1,641	1,195	1,025	4,884
Total Contractual Obligations	$3,244	$5,271	$1,247	$1,604	$11,366

(1)          Long-term debt consists of fixed rate equipment loans with interest rates ranging from 5.0% to 5.4%, variable rate equipment loans, non-interest bearing promissory notes, and other debt obligations.

(2)          The Company leases facilities and equipment under various non-cancelable operating leases.

Critical Accounting Policies and Judgments

The Company recognizes revenues as process management services are completed.  The Company’s cost of services includes labor, telecommunications, materials, and freight expenses that are variable in nature, and certain facility expenses.  All other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services, are included in selling, general and administrative expenses, which generally tend to be either semi-variable or fixed in nature.

As part of cash management, the Company invests in corporate bonds, bond mutual funds, equity mutual funds, international mutual funds, investment partnerships, real estate investment trusts, and various forms of equity securities.  Investments are classified as trading securities and investments available for sale based on the Company’s intent at the date of purchase.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity.  The Company currently has no investments in this classification.  All other investments not deemed to be trading securities or held to maturity are classified as investments available for sale.  Trading securities and investments available for sale are carried at fair market values.  Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date.  Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from the value that might be realized if the Company were to sell or close out the transactions.  Such differences are not considered substantial to the Company’s results of operations, financial condition, or liquidity.  Changes in the fair market value of trading securities are reflected on the income statement.  Temporary changes in the fair market value of investments held for sale are reflected in stockholders’ equity.  The Company exercises judgment in periodically evaluating investments for impairment.  Investments are evaluated for other-than-temporary impairment if the fair value was below cost after six months.  The Company then considers additional factors such as market conditions, the industry sectors in which the investment entity operates, and the viability and prospects of each entity.  A write-down of the related investment is recorded when an impairment is considered other than temporary.

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

The Company exercises judgment in evaluating its long-lived assets for impairment.  Management believes the Company’s businesses will generate sufficient undiscounted cash flow to more than recover the investments it has made in property, plant and equipment.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  SFAS No. 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  The Company adopted SFAS No. 141 and No. 142 on January 1, 2002 and the adoption of these statements did not result in any material impact.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  The Company adopted SFAS No. 143 on January 1, 2003, and the adoption of this statement did not result in any material impact.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not result in any material impact.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety.  SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred.  SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.  The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003.  The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

Inflation and General Economic Conditions

Although management cannot accurately anticipate effects of domestic and foreign inflation on the Company’s operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on the Company’s results of operations or financial condition.

Risk Factors

Reliance on Principal Client Relationships

The following table represents revenue concentrations of the Company’s principal clients:

	Year ended December 31,
	2001	2002
Microsoft Corp.	48.4%	34.4%
AT&T Wireless Services, Inc.	19.1%	26.3%
AT&T Corp.	10.8%	13.3%
T-Mobile, a subsidiary of Deutsche Telekom	*	12.2%

* Represents less than 10% of total revenue.

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenues, operating results, and financial condition.  There can be no assurance the Company will be able to retain its principal clients or, if it were to lose any of its principal clients, would be able to timely replace the revenue generated by the lost clients.  Additionally, the amount and growth rate of revenues derived from the Company’s principal clients in the past is not necessarily indicative of revenues that may be expected from such clients in the future.

Microsoft’s European contract with the Company was not renewed when it expired on June 30, 2002.  While this negatively impacted revenues in 2002, operating profits were not materially adversely affected because of the low operating margins of the revenue.  Management adjusted personnel levels and infrastructure accordingly.

Variability of Quarterly Operating Results

The Company’s business is seasonal and is at times conducted in support of product launches for new and existing clients.  Historically, the Company’s revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients’ marketing programs and product launches, which are typically geared toward the holiday buying season.  However, the Company’s revenues and operating results for the year ended December 31, 2002 are not necessarily indicative of revenues or operating results that may be experienced in future periods.  Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company’s control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients’ businesses; (v) cyclical nature of certain high technology clients’ businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company’s principal clients.

Dependence on the Success of Clients’ Products and Services

In substantially all of our client programs, the Company generates revenues based, in large part, on the amount of products and services demanded by our clients’ customers.  Consequently, and due to the inbound nature of the Company’s business, the amount of revenues generated from any particular client program is dependent upon consumers’ interest in, and use of the clients’ products and/or services.

Highly Competitive Markets

The markets in which StarTek operates are highly competitive.  Management expects competition to persist and intensify in the future.  The Company’s competitors include small firms offering specific applications, divisions of large companies, large independent firms and, most significantly, in-house operations of StarTek’s existing and potential clients.  A number of competitors have or may develop financial and other resources greater than those of the Company.  Similarly, there can be no assurance additional competitors with greater name recognition and resources than the Company will not enter the markets in which the Company operates.  In-house operations of the Company’s existing and potential clients are significant competitors of the Company.  As a result, StarTek’s performance and growth could be materially and adversely affected if its clients decide to provide in-house services currently outsourced, or if potential clients retain or increase their in-house capabilities.  Moreover, a decision by its principal client to consolidate its outsourced services with a company other than StarTek would materially and adversely affect the Company’s business.  Additionally, competitive pressures from current or future competitors could result in substantial price erosion, which could materially and adversely affect the Company’s business, results of operations, and financial condition.

Difficulties in Managing Business Undergoing Rapid Growth

The Company has experienced rapid growth in some years prior to 2002 and anticipates future growth.  Anticipated growth depends on a number of factors, including the Company’s ability to: (i) initiate, develop, and maintain new and existing client relationships, particularly relationships with its principal client(s); (ii) expand its sales and marketing organization; (iii) recruit, motivate, and retain qualified management, customer support, and other personnel; (iv) rapidly expand capacity of its existing facilities or identify, acquire or lease suitable additional facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; (v) provide high quality services to its clients; and (vi) maintain relationships with high-quality and reliable suppliers.  Continued rapid growth can be expected to place significant strain upon the Company’s management, employees, operations, operating and financial systems, and other resources.  To accommodate such growth and to compete effectively, the Company must continue to implement and improve its information systems, procedures, and controls and expand, train, motivate, and manage its workforce.  There can be no assurance the Company’s personnel, systems, procedures, and controls will be adequate to support the Company’s future operations.  Further, there can be no assurance the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations, or achieve planned growth on a timely and profitable basis.  If the Company is unable to manage growth effectively or if growth does not occur, its business, results of operations, and financial condition could be materially and adversely affected.

Risks Associated with Rapidly Changing Technology

Continued and substantial worldwide use and development of the Internet as a delivery system for computer software, hardware, computer games, other computer related products, and products in general could significantly and adversely affect demand for the Company’s services.  Additionally, the Company’s success is significantly dependent on its computer equipment, telecommunications equipment, software systems, operating systems, and financial systems.  There can be no assurance that the Company will be able to develop and market any new services, or that such services will be commercially successful, or clients’ and competitors’ technologies or services will not render the Company’s services obsolete.  Furthermore, the Company’s failure to successfully and timely implement sophisticated technology or to respond effectively to technological changes in general, would have a material adverse effect on the Company’s success, growth prospects, results of operations, and financial condition.

Dependence on Labor Force

StarTek’s success is largely dependent on its ability to recruit, hire, train, and retain qualified employees.  The Company’s business is labor intensive and continues to experience relatively high personnel turnover.  The Company’s operations, especially its technical support teleservices, generally require specially trained employees.  Increases in the Company’s employee turnover rate could increase the Company’s recruiting and training costs and decrease its operating efficiency and productivity.  Also, the addition of new clients or implementation of new projects for existing clients may require the Company to recruit, hire, and train personnel at accelerated rates.  There can be no assurance that the Company will be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth.  Additionally, since a substantial portion of the Company’s operating expenses consist of labor related costs, labor shortages together with increases in wages (including minimum wages as mandated by the US federal government, employee benefit costs, employment tax rates, and other labor related expenses) could have a material adverse effect on StarTek’s business, operating profit, and financial condition.

Risks Associated with the Company’s Contracts

The Company typically enters into written agreements with each client for outsourced services, or performs services on a purchase order basis.  Under substantially all of the Company’s significant arrangements with its clients, including its principal clients, the Company typically generates revenues based on the number and duration of customer inquiries, and volume, complexity, and type of components involved in its clients’ products.  Consequently, the amount of revenues generated from any particular client is generally dependent upon customers’ purchase and use of that client’s products.  There can be no assurance as to the number of customers who will be attracted to the products of the Company’s clients or that the Company’s clients will continue to develop new products that will require the Company’s services.  Although the Company currently seeks to sign multi-year contracts with its clients, the Company’s contracts, including its contracts with principal clients, generally: (i) permit termination upon relatively short notice by its clients; (ii) do not designate the Company as its clients’ exclusive outsourcing service provider; (iii) do not penalize its clients for early termination, and; (iv) generally hold the Company responsible for work performed which does not meet certain pre-defined specifications.  To the extent the Company works on a purchase order basis, agreements with its clients frequently do not provide for minimum purchase requirements, except in connection with certain of its technical support services.  Certain of the Company’s contracts require the Company, through its wholly-owned subsidiaries and for certain of its facilities and services, to maintain ISO certification.

Risks Associated with General Economic Conditions

StarTek operates within US and international economies that are subject to various economic, market and other factors.  The Company, as well as its clients, can be particularly vulnerable to recession or other significant economic events or downturn.  The US economy and related financial markets have experienced generally downward fluctuations in the past twelve months.  Economic instability or continued recession may continue for the foreseeable future.  These broad economic factors can adversely affect StarTek’s revenue and profit margins.

Risks Associated with International Operations and Expansion

StarTek currently conducts business in the United Kingdom and Canada, in addition to its US operations.  International operations accounted for 21.5% and 19.3% of the Company’s revenues for the years ended December 31, 2001 and 2002 respectively.  There can be no assurance that the Company will be able to continue or expand its capacity to market, sell, and deliver its services in international markets, or develop relationships with other businesses to expand its international operations.  Additionally, there are certain risks inherent in conducting international business, including: (i) exposure to foreign currency fluctuations against the US dollar; (ii) competition from others regarding labor and material costs; (iii) potentially longer working capital cycles; (iv) greater difficulties in collecting accounts receivable; (v) difficulties in complying with a variety of foreign laws and foreign tax regulations; (vi) unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; (vii) difficulties in staffing and effectively managing foreign operations; and (viii) political instability and adverse tax consequences.  There can be no assurance that one or more of such factors will not have a material adverse effect on the Company’s international operations and, consequently, on the Company’s business, results of operations, growth prospects, and financial condition.

Control by Principal Stockholders

As of March 10, 2003, A. Emmet Stephenson, Jr., Chairman of the Board and co-founder of the Company, and his family beneficially own approximately 61.6% of the Company’s outstanding common stock.  As a result, Mr. Stephenson and his family will be able to elect the entire Board of Directors of the Company and to control substantially all other matters requiring action by the Company’s stockholders.  Additionally, substantially all of the Company’s revenues, operating expenses, and operating results in general are derived from the Company’s wholly-owned subsidiaries.  Such voting concentration may discourage, delay or prevent a change in control of the Company and its wholly-owned subsidiaries.

Dependence on Key Personnel

The Company’s success to date has depended in part on the skills and efforts of Mr. Stephenson.  Mr. Stephenson has not entered into an employment agreement with the Company and there can be no assurance that the Company can retain the services of Mr. Stephenson.  In May 2001, the Company entered into an employment agreement with William E. Meade, Jr.  The agreement provides for, among other things, the services of Mr. Meade as the Company’s Chief Executive Officer, President and member of the Board of Directors through May 2006.  The loss of Mr. Stephenson, Mr. Meade, or the Company’s inability to hire and retain other qualified officers, directors and key employees, could have a material adverse effect on the Company’s success, growth prospects, results of operations, and financial condition.

Dependence on Key Industries and Trends Toward Outsourcing

StarTek’s current client base generally consists of companies engaged primarily in the computer software, computer hardware, Internet, E-commerce, technology, and telecommunications industries.  The Company’s business and growth is largely dependent on continued demand for its services from clients in these industries and industries targeted by the Company, and current trends in such industries to outsource various non-core functions that are offered on an outsourced basis by the Company.  A general economic downturn in the computer industry or in other industries targeted by the Company, or a slowdown or reversal of the trend in these industries to outsource services provided by the Company, could materially and adversely affect the Company’s business, results of operations, growth prospects, and financial condition.

Risks of Business Interruptions

StarTek’s operations depend on its ability to protect its facilities, clients’ products, confidential client information, computer equipment, telecommunications equipment, and software systems against damage from Internet interruption, fire, power loss, telecommunications interruption, E-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, other emergencies, and ability of its suppliers to deliver component parts quickly.  While the Company maintains certain procedures and contingency plans to minimize the detrimental impact of such events, there can be no assurance such procedures and plans will be successful.  In the event the Company experiences temporary or permanent interruptions or other emergencies at one or more of its facilities, the Company’s business could be materially and adversely affected and the Company may be required to pay contractual damages to its clients, or allow its clients to terminate or renegotiate their arrangements with the Company.  While the Company maintains property and business interruption insurance, such insurance may not adequately and/or timely compensate the Company for all losses it may incur.  Further, some of the Company’s operations, including telecommunication systems and telecommunication networks, and the Company’s ability to timely and consistently access and use 24 hours per day, seven days per week, telephone, Internet, E-commerce, E-mail, facsimile connections, and other forms of communication are substantially dependent upon telephone companies, Internet service providers, and various telecommunications infrastructure.  If such communications are interrupted on a short or long-term basis, the Company’s services would be similarly interrupted and delayed.

Volatility of Stock Price

The market price of StarTek’s common stock has been highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, the success of the Company in implementing its business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors.  Additionally, the stock market has experienced substantial price and volume fluctuations that have particularly affected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies.  These broad market fluctuations may adversely affect the market price of StarTek’s common stock.  Additionally, since only a minority portion of StarTek’s outstanding common stock is currently available for trading without restriction under Rule 144, and since such stock sometimes trades at a relatively low volume level, any change in demand for such stock can be expected to substantially influence market prices of StarTek’s outstanding common stock.  The closing price of StarTek, Inc. shares varied from a low of $16.70 to a high of $27.99 during 2002.

Risks Related to the Company’s Portfolio of Internet Domain Names

Through its wholly-owned subsidiary Domain.com, Inc., the Company owns a portfolio of Internet domain names.  The estimated fair market value of domain names owned by the Company is difficult to assess because the Company, to date, has had limited activity related to its Internet domain name portfolio.  An investor in the Company’s common stock must consider the challenges, risks, and uncertainties frequently encountered by early stage companies using new and unproven business models in new and rapidly evolving markets.  These challenges influencing the Company’s ability to benefit from its portfolio of Internet domain names include the Company’s ability to: (i) execute on its business model; (ii) increase brand recognition of the Internet domain names within the Company’s portfolio; and (iii) protect trademarks, service marks, and copyrights related to the domain names.  These and other uncertainties generally attributable to businesses engaging in E-commerce and the Internet must be considered when evaluating the Company’s portfolio of Internet domain names, and prospects of the Company’s Internet web site operations anticipated to be developed from these domain names.

Risks Related to Fluctuating Values of the Company’s Portfolio of Investment Securities

The Company has made investments in publicly traded securities, and the share prices of the securities have been volatile.  The Company periodically reviews investments available for sale for other than temporary declines in fair value and writes down investments to their fair value when such a decline has occurred.  Unrealized gain or losses on investments acquired as trading securities are recognized as they occur.  Future adverse changes in market conditions or poor operating results of companies in which the Company has invested could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value and which could require an impairment charge.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company’s exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of December 31, 2002.  All of the Company’s investment decisions are supervised or managed by its Chairman of the Board.  The Company’s investment portfolio policy, approved as amended by the Board of Directors during 2001, provides for investment objectives and portfolio allocation guidelines.  This discussion contains forward-looking statements subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Risk Factors” section of this Form 10-K.  Also see Note 1 and 3 to the consolidated financial statements set forth herein for a further discussion of the Company’s cash, cash equivalents, and investments.

Interest Rate Sensitivity and Other General Market Risks

Cash and Cash Equivalents.  The Company had $13.1 million in cash and cash equivalents, which consisted of: (i) $12.3 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 1.2%; and (ii) $0.8 million in various non-interest bearing accounts.  Cash and cash equivalents are not restricted.  Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

Investments Available for Sale.  The Company had investments available for sale, which, in aggregate, had a basis of $37.8 million and a fair market value of $36.6 million.  Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities.  The Company’s investment portfolio is subject to market risk and interest and inflation rate risks.  These investments will fall in value if market interest and/or inflation rates increase.  In 2002, the Company determined that the certain declines in the fair value of investments available for sale were other than temporary and recorded an impairment charge of $6.3 million, offset by a $0.1 million partial cash recovery of the Six Sigma investment impaired in 2001.

Fair market value of and estimated cash flows from the Company’s investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company.  If such corporations’ financial condition and liquidity adversely changes, the Company’s investments in their debts can be expected to be materially and adversely affected.

The table below provides information about maturity dates and corresponding weighted average interest rates related to certain of the Company’s investments available for sale:

	Weighted	Expected Maturity Date -Basis-
	Average	(dollars in thousands)
	Interest Rates	1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
Corporate bonds	7.42%	$10,105						$10,105	$10,143
Corporate bonds	9.39%		$3,683					3,683	3,863
Corporate bonds	6.69%					$2,839		2,839	3,222
Total	7.71%	$10,105	$3,683	$—	$—	$2,839	$—	$16,627	$17,228

Management believes the Company has the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, the Company would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates.  Declines in interest rates over time will, however, reduce the Company’s interest income derived from future investments.

As part of its investments available for sale portfolio, the Company was invested in equity securities that, in aggregate, had a basis of $21.2 million and a fair market value of $19.4 million.

Outstanding Debt of the Company.  The Company had outstanding debt of $6.5 million as of December 31, 2002, $0.6 million of which bears no interest as long as the Company complies with the terms of the debt arrangement.  The payments on this non interest-bearing note are funded through certain incentive provisions.

The following table provides information as of December 31, 2002 about loans entered into by the Company that are secured by the equipment purchased with the loan proceeds:

Loan date	Term	Interest rate	Outstanding	Covenants/Penalties
10/22/99	48 months	Variable (2.65% at 12/31/02)	$0.5 million	Maintenance of certain operating ratios.

11/2/01	48 months	5.02%	$4.8 million US (Canadian loan)	Penalty if prepaid in first two years.

12/6/01	48 months	5.41%	$0.5 million US (Canadian loan)	Penalty if prepaid in first two years.

As of December 31, 2002 and the date of this Form 10-K, the Company was in compliance with the financial covenants of these loans.

Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse affect on the Company.  Increases in interest rates would, however, increase interest expense associated with the Company’s existing variable rate equipment loan and future borrowings by the Company, if any.  For example, the Company may from time to time effect borrowings under its $10 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company’s capacity.  Borrowings under the $10 million line of credit bear interest at the lender’s prime rate minus 1% (3.25% as of December 31, 2002).  As of December 31, 2002 and the date of this Form 10-K, the Company was in compliance with the financial covenants pertaining to the line of credit.  The Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

Equity Securities.  The Company held in its investments available for sale portfolio certain equity securities with basis and fair market value, in aggregate, of $21.2 million and $19.4 million, respectively.  Equity securities primarily consisted of publicly traded common stock of US based companies, exchange-traded funds, equity mutual funds, and real estate investment trusts.  A substantial decline in values of equity securities and equity prices in general would have a material adverse affect on the Company’s equity investments.  Also, prices of common stocks held by the Company would be materially and adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.  The Company has partially hedged against some equity price changes.

Trading Securities.  As of December 31, 2002 the Company was invested in trading securities, which, in aggregate, had an original cost and fair market value of $6.2 million and $7.4 million, respectively.  Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities.  Trading securities were held to meet short-term investment objectives.  As part of trading securities and as of December 31, 2002, the Company had sold call options for a total of 18,000 shares of US equity securities that, in aggregate, had a basis and market value of $9,000 and $7,000, respectively, and sold put options for a total of 12,000 shares of US equity securities that, in aggregate, had a basis and market value of $14,000 and $13,000, respectively.  The foregoing call and put options were reported net as components of trading securities and expired in January 2003.

Risk of loss to the Company in the event of nonperformance by any party is not considered substantial.  Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from values that might be realized if the Company were to sell or close out the transactions.  Such differences are not considered significant to the Company’s results of operations, financial condition, or liquidity.  The foregoing call and put options, may involve elements of credit and market risks in excess of the amounts recognized in the Company’s financial statements.  A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse affect on the Company’s portfolio of trading securities.  Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

Terms of the Company’s agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations.  Of the Company’s revenues for the year ended December 31, 2002, 19.3% were derived from arrangements whereby the Company received payments from clients in currencies other than US dollars.  If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be less if the value of such foreign currency declines.  Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases.  For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company’s previously expected revenues, cost of services, and operating expenses.  If the international portion of the Company’s business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company’s exposure to fluctuations in currency exchange rates.  In the past, the Company has not hedged against foreign currency exchange rate changes related to its international operations.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY FINANCIAL DATA

Consolidated financial statements and supplementary data of the Company required by Item 8. are set forth herein at the pages indicated in Item 15(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE.

Not applicable.

PART III

ITEMS 10. THROUGH 13.

Information required by Item 10. (Directors and Executive Officers of the Registrant), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management), and Item 13. (Certain Relationships and Related Transactions) will be included in StarTek’s definitive proxy statement to be delivered in connection with its 2003 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  A controls system, no matter how well designed and operated cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          Document List

1.               Financial Statements

Response to this portion of Item 15. is submitted per the Index to Financial Statements and Financial Statement Schedules on page 22 of this Form 10-K.

2.               Supplementary Data and Financial Statement Schedules

Response to this portion of Item 15. is submitted per the Index to Financial Statements and Financial Statement Schedules on page 22 of this Form 10-K.

3.               An Index of Exhibits is on pages 40-43 of this Form 10-K.

(b)         Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2002.

STARTEK, INC. AND SUBSIDIARIES

Index to Financial Statements and

Financial Statement Schedules

Financial Statement Schedules

Note.  All schedules have been included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Denver, Colorado

February 14, 2003

STARTEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2001	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$14,282	$13,143
Investments	35,804	44,022
Trade accounts receivable, less allowance for doubtful accounts of $789 and $816 in 2001 and 2002, respectively	26,185	37,232
Inventories	2,614	1,463
Income tax receivable	—	335
Deferred tax assets	3,394	4,300
Prepaid expenses and other assets	1,274	958
Total current assets	83,553	101,453

Property, plant and equipment, net	42,017	38,797
Long-term deferred tax assets	3,533	110
Other assets	50	61
Total assets	$129,153	$140,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,978	$11,156
Accrued liabilities	6,357	7,235
Income taxes payable	2,192	—
Current portion of long-term debt	3,605	2,221
Other	292	462
Total current liabilities	24,424	21,074

Long-term debt, less current portion	8,201	4,261
Other	919	492

Stockholders’ equity:
Common stock	141	142
Additional paid-in capital	48,002	50,060
Cumulative translation adjustment	(431)	(123)
Unrealized loss on investments available for sale	(2,190)	(738)
Retained earnings	50,087	65,253
Total stockholders’ equity	95,609	114,594
Total liabilities and stockholders’ equity	$129,153	$140,421

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Consolidated Income Statements

(dollars in thousands, except per share data)

Year Ended December 31,

	2000	2001	2002

Revenues	$200,750	$182,576	$207,864
Cost of services	153,629	137,622	157,005
Gross profit	47,121	44,954	50,859
Selling, general and administrative expenses	20,950	25,938	22,562
Operating profit	26,171	19,016	28,297
Net interest income and other	4,655	4,318	1,986
Loss on impaired investments	—	(15,452)	(6,210)
Income before income taxes	30,826	7,882	24,073
Income tax expense	11,406	3,011	8,907
Net income (A)	$19,420	$4,871	$15,166

Weighted average shares of common stock (B)	14,016,851	14,053,484	14,140,765
Dilutive effect of stock options	262,558	114,560	244,624
Common stock and common stock equivalents (C)	14,279,409	14,168,044	14,385,389

Earnings per share:
Basic (A/B)	$1.39	$0.35	$1.07
Diluted (A/C)	$1.36	$0.34	$1.05

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

Year Ended December 31,

	2000	2001	2002
Operating Activities
Net income	$19,420	$4,871	$15,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,482	6,898	9,220
Deferred income taxes	691	(4,497)	1,399
Loss (gain) on sale of assets	(80)	1	2
Loss on investment impairments	—	15,452	6,210
Changes in operating assets and liabilities:
Sales (purchases) of trading securities, net	(13,668)	6,334	1,085
Trade accounts receivable, net	1,393	(5,786)	(11,047)
Inventories	1,794	(668)	1,151
Prepaid expenses and other assets	(268)	(548)	305
Accounts payable	(7,773)	3,603	(822)
Income taxes payable	2,434	(746)	(2,149)
Accrued and other liabilities	1,627	954	621
Net cash provided by operating activities	11,052	25,868	21,141

Investing Activities
Purchases of investments available for sale	(15,818)	(56,966)	(45,337)
Proceeds from disposition of investments available for sale	21,140	41,509	32,214
Purchases of property, plant and equipment	(8,909)	(19,016)	(5,877)
Proceeds from disposition of property, plant and equipment	284	8	38
Notes receivable from Gifts.com, Inc.	(1,989)	—	—
Net cash used in investing activities	(5,292)	(34,465)	(18,962)

Financing Activities
Stock options exercised	704	738	1,681
Principal payments on borrowings, net	(1,998)	(12,460)	(5,420)
Proceeds from borrowings and capital lease obligations	6,145	12,850	—
Principal payments on capital lease obligations	(74)	—	—
Net cash provided by financing activities	4,777	1,128	(3,739)
Effect of exchange rate changes on cash	63	(792)	421
Net (decrease) increase in cash and cash equivalents	10,600	(8,261)	(1,139)
Cash and cash equivalents at beginning of year	11,943	22,543	14,282
Cash and cash equivalents at end of year	$22,543	14,282	13,143

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$332	$355	$419
Income taxes paid	$8,376	$8,318	$9,394
Property plant and equipment acquired or refinanced under long-term debt	$2,144	$7,049	—
Change in unrealized loss on investments available for sale, net of tax	$101	$(1,695)	$1,452

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 1999	13,987,111	140	$45,681	$25,796	$(571)	$71,046

Stock options exercised	46,110	—	704	—	—	704
Income tax benefit from stock options exercised	—	—	710	—	—	710

Net income	—	—	—	19,420	—	19,420
Cumulative translation adjustment	—	—	—	—	(17)	(17)
Unrealized gain on investments available for sale	—	—	—	—	101	101
Comprehensive income	—	—	—	—	—	19,504

Balance, December 31, 2000	14,033,221	$140	$47,095	$45,216	$(487)	$91,964

Stock options exercised	49,340	1	737	—	—	738
Income tax benefit from stock options exercised	—	—	170	—	—	170

Net income	—	—	—	4,871	—	4,871
Cumulative translation adjustment	—	—	—	—	(439)	(439)
Unrealized gain on investments available for sale	—	—	—	—	(1,695)	(1,695)
Comprehensive income	—	—	—	—	—	2,737

Balance, December 31, 2001	14,082,561	141	48,002	50,087	(2,621)	95,609

Stock options exercised	110,020	1	1,680	—	—	1,681
Income tax benefit from stock options exercised	—	—	378	—	—	378

Net income	—	—	—	15,166	—	15,166
Cumulative translation adjustment	—	—	—	—	308	308
Unrealized loss on investments available for sale	—	—	—	—	1,452	1,452
Comprehensive income	—	—	—	—	—	16,926

Balance, December 31, 2002	14,192,581	142	50,060	65,253	(861)	114,594

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

1.              Basis of Presentation and Summary of Significant Accounting Policies

StarTek, Inc.’s business was founded in 1987 and, through its wholly-owned subsidiaries, has provided outsourced process management services since inception.  On December 30, 1996, StarTek, Inc. (the “Company” or “StarTek”) was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock.  Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control.  In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly-owned subsidiaries of the Company.  In 2001, the Company formed StarTek Canada Services, Ltd. a Nova Scotia, Canada corporation, which is a wholly-owned subsidiary of the Company.  StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries.  The consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Business Operations

StarTek has an established position as a global provider of process management service platforms and owns and operates branded vertical market Internet web sites.  The Company’s process management service platforms include offering comprehensive supply chain management services, high-end inbound technical support, provisioning management for complex telecommunications systems, and E-commerce support and fulfillment.  As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs.  The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to growing needs of its clients and to capitalize on market opportunities, both domestically and internationally.  The Company has process management operations in North America, Europe, and through 2001, in Asia.  The facility in Asia closed on January 31, 2002.

StarTek owns a portfolio of branded vertical market Internet web sites and operates certain sites, including airlines.com and wedding.com, as internet portals.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into US dollars at current exchange rates.  Revenues and expenses are translated at average monthly exchange rates.  Resulting translation adjustments, net of applicable deferred income taxes (2001 - $(252); 2002 - $(73)), are reported as a separate component of stockholders’ equity.  Foreign currency transaction gains and losses are included in determining net income.  Such gains and losses were not material for any period presented.

Comprehensive Income

Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income.  Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners.  Comprehensive income was  $19,504, $2,737, and $16,926 for 2000, 2001 and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect amounts reported in the Company’s consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

The below table shows the roll forward of the Company’s allowances for doubtful accounts and inventory reserves.

	December 31,
	2000	2001	2002
Allowance for Doubtful Accounts
Balance at beginning of year	$775	$672	$789
Additions/recoveries	(75)	312	29
Write offs	(28)	(195)	(2)
Balance at end of year	$672	$789	$816

Inventory Reserve
Balance at beginning of year	$596	$437	$530
Additions	16	178	238
Write offs	(175)	(85)	(301)
Balance at end of year	$437	$530	$467

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

Investments

Investments available for sale consist of debt and equity securities reported at fair value, with unrealized gains and losses, net of tax (tax benefits of $1,371 and $433 for 2001 and 2002, respectively) reported as a separate component of stockholders’ equity.  There have been no unrealized gains and losses or declines in value judged to be other than temporary on investments available for sale with the exception of the investments described in Note 4.  Investments are evaluated for other-than-temporary impairment if the fair value was below cost after six months.  The Company then considers additional factors such as market conditions, the industry sectors in which the investment entity operates, and the viability and prospects of each entity.  Other-than-temporary declines in fair value are reflected on the income statement as loss on impaired investments.  Original cost of investments available for sale, which are sold, is based on the specific identification method.  Interest income from investments available for sale is included in net interest income and other.  Trading securities and investments are carried at fair market values.  Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date.  Gross unrealized gains and losses from trading securities are reflected in income currently and as part of net interest income and other.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (‘SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded as either assets or liabilities measured at fair value.  SFAS No. 133 requires changes in a derivative’s fair value to be recognized currently in income unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allow a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess effectiveness of transactions receiving hedge accounting treatment.  SFAS No. 133 was effective for the Company on January 1, 2001.  The adoption of SFAS No. 133 had no material impact on the Company.

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

Income Taxes

The Company accounts for income taxes using the liability method of accounting for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes”.  Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  The Company is subject to foreign income taxes on its foreign operations.

Stock Option Plans

The Company stock options plans, which are described more fully in Note 14, Stock Options, are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  As the exercise price of all options granted under these plans was equal to the market price of the underlying stock on the grant date, no stock-based employee compensation cost is recognized in net income.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS no. 123, “Accounting for Stock-Based Compensation”, to employee stock benefits.

For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	2000	2001	2002
Net income, as reported	$19,420	$4,871	$15,166
Fair value-based compensation cost, net of tax	1,577	1,756	5,234
Pro forma net income	$17,843	$3,115	9,932

Basic earnings per share
As reported	$1.39	$0.35	$1.07
Pro forma	$1.27	$0.22	$0.70

Diluted earnings per share
As reported	$1.36	$0.34	$1.05
Pro forma	$1.25	$0.22	$0.69

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  SFAS No. 142 also requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  The Company adopted SFAS No. 141 and No. 142 on January 1, 2002 and the adoption of these statements did not result in any material impact.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  The Company adopted SFAS No. 143 on January 1, 2003, and the adoption of this statement did not result in any material impact.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The Company adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not result in any material impact.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety.  SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred.  SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.  The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The transition requirements of SFAS No. 148 are effective for the Company’s fiscal year 2003.  The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

2.              Earnings Per Share

Basic earnings per share is computed on the basis of weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the “treasury stock” method.

3.              Investments

As of December 31, 2001, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,478	$375	$(816)	$13,037
Equity securities	17,409	293	(3,414)	14,288
Total	$30,887	$668	$(4,230)	$27,325

As of December 31, 2002, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,627	$610	$(9)	$17,228
Equity securities	21,172	175	(1,947)	19,400
Total	$37,799	$785	$(1,956)	$36,628

As of December 31, 2002, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Basis	Estimated Fair Value
Corporate bonds maturing within:

One year or less	$10,105	$10,143
Two to five years	6,522	7,085
	$16,627	$17,228
Equity securities	21,172	19,400
Total	$37,799	$36,628

Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.

As of December 31, 2001, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $8,344 and $8,479, respectively.  Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships.  Certain investments include hedging and derivative securities.  Trading securities were held to meet short-term investment objectives.  As part of trading securities and as of December 31, 2001, the Company had sold call options for a total of 33,500 shares of US equity securities which, in the aggregate, had a basis and market value of $30 and $29, respectively, and sold put options for a total of 211,000 shares of US equity securities which, in the aggregate, had a basis and market value of $132 and $92, respectively.  The foregoing call and put options were reported net as components of trading securities and expired between January 18 and February 15, 2002.

As of December 31, 2002, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $6,214 and $7,394, respectively.  Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships.  Certain investments include hedging and derivative securities.  Trading securities were held to meet short-term investment objectives.  As part of trading securities and as of December 31, 2002, the Company had sold call options for a total of 18,000 shares of US equity securities which, in the aggregate, had a basis and market value of $9 and $7, respectively, and sold put options for a total of 12,000 shares of US equity securities which, in the aggregate, had a basis and market value of $14 and $13, respectively.  The foregoing call and put options were reported net as components of trading securities and expired January 18, 2003.

Risk of loss to the Company in the event of nonperformance by any party is not considered substantial.  The foregoing call and put options may involve elements of credit and market risks in excess of the amounts recognized in the Company’s financial statements.  A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options could have a material adverse effect on the Company’s portfolio of trading securities.  Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

4.     Loss on Impaired Investments

In January 2001, the Company purchased an investment in Six Sigma, LLC (“Six Sigma”).  Six Sigma provided its audited financial statements, which included an unqualified independent auditors’ opinion.  The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company (“Mortgage Company”) and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states.  Six Sigma was to receive interest from the Lender and a portion of the loan origination fees.  Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the Securities and Exchange Commission that president of the Mortgage Company had misappropriated large amounts of funds.  The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma.  Based on the limited information available to the Company, the Company believed it to be probable that its investment in Six Sigma had been impaired, and in 2001 took a charge for a loss on the entire investment balance of $3,000 and accrued interest and fees of $40.  The Company will continue to pursue recovery of this investment.

Through its wholly owned subsidiary Domain.com, Inc., the Company has a 19.9% investment in and notes receivable from Gifts.com, Inc. of $12,412 in the aggregate.  The Company’s investment in Gifts.com, Inc. was carried at cost.  Gifts.com, Inc. is currently experiencing operating losses, negative cash flows, and a deficiency in working capital.  The Company may lose its entire investment in and notes receivable from Gifts.com, Inc.  Management believed it to be probable the Company’s investment in and notes receivable from Gifts.com, Inc. has been impaired, and in 2001 took a charge for a loss on the entire investment balance of $12,412.

The Company periodically evaluates investment holdings on an individual basis and in 2002 determined certain declines in the fair value of investments available for sale to be other than temporary.  The Company recorded $6,356 in other-than-temporary impairment and a $146 cash recovery of the Six Sigma impairment originally recorded in 2001.

5.     Inventories

The Company purchases components of its clients’ products as an integral part of its process management services.  At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment.  The Company generally has the right to be reimbursed from its clients for unused inventories.  Client-owned inventories are not valued in the Company’s balance sheet.  Inventories consisted of:

	December 31,
	2001	2002
Purchased components and fabricated assemblies	$1,903	$1,373
Finished goods	711	90
Total	$2,614	$1,463

6.     Property, Plant and Equipment

	December 31,
	2001	2002
Land	$2,398	$2,400
Buildings and improvements	23,783	24,734
Equipment	33,762	38,666
Furniture and fixtures	4,603	4,935
	64,546	70,735
Less accumulated depreciation and amortization	(22,529)	(31,938)
Property, plant and equipment, net	$42,017	$38,797

7.     Line of Credit

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the “Bank”).  Borrowing under the new line of credit bears interest at the Bank’s prime rate minus 1% (3.25% as of December 31, 2002).  Under this line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit.  The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants.  As of December 31, 2002, the Company was in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit.

8.              Leases

The Company leases facilities and equipment under various non-cancelable operating leases.  As of December 31, 2002, future minimum rental commitments for operating leases were:

Operating Leases
2003	$1,023
2004	856
2005	785
2006	682
2007	513
Thereafter	1,025
Total minimum lease payments	$4,884

Rent expense, including equipment rentals, for 2000, 2001, and 2002 was $727, $1,044, and $1,407, respectively.

9.              Tennessee Financing Agreement

On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the “Development Board”) in connection with the Development Board’s issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the “Facility Note”) and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the “Equipment Loan”).  The Facility Note bears interest at 9.0% per annum commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008.  Concurrently, the Company advanced $3,575 in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Development Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the “Facility Lease”).  The Facility Lease provides for the Company to pay to the Development Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Development Board.  Pursuant to the provisions of the Facility Lease and upon the Company’s payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan bears interest at 9.0% per annum, generally contains the same provisions as the Facility Note, and provides for an equipment lease, except the Equipment Loan and equipment lease mature on January 1, 2004.  As of December 31, 2002, the Company had used approximately $4,468 and $1,982 of the Facility Note and Equipment Loan, respectively, and correspondingly entered into further lease arrangements with the Development Board.

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

10.       Long-Term Debt

	December 31,
	2001	2002
5.0% to 5.4% equipment loans	$9,391	$5,304
Variable rate equipment loan	998	469
Non-interest bearing promissory note with incentive provisions	1,261	553
Other debt obligations	156	156
	11,806	6,482
Less current portion of long-term debt	(3,605)	(2,221)
Long-term debt, less current portion	$8,201	$4,261

In connection with the equipment loans, the Company provided collateral that generally consisted of computer hardware and software, various forms of telecommunications equipment, and furniture and fixtures whose estimated cost was equal to the principal amount of the equipment loans.  The variable rate loan bears interest at the prime rate minus 1.6%, or 2.65% on December 31, 2002.  StarTek USA, Inc. is required, from time to time, to maintain certain operating ratios.  The non-interest bearing promissory note contains provisions which allow for payments to be made using certain incentives earned by the Company.  As of December 31, 2002, StarTek USA, Inc. was in compliance with these financial covenants.

As of December 31, 2002, future scheduled annual principal payments on long-term debt, including amounts related to the promissory note with waiver provisions and the promissory note with incentive provisions were:

2003	$2,221
2004	1,841
2005	1,789
2006	26
2007	26
Thereafter	579
$6,482

11.       Income Taxes

Significant components of the provision for income taxes were:

	2000	2001	2002
Current:
Federal	$8,729	$6,485	$5,771
Foreign	1,123	292	907
State	869	731	830
Total current	10,721	7,508	7,508
Deferred:
Federal	548	(3,906)	1,378
Foreign	—	—	(175)
State	137	(591)	196)
Total deferred	685	(4,497)	1,399)
Income tax expense	$11,406	$3,011	$8,907

Income tax benefits associated with disqualifying dispositions of incentive stock options during 2000, 2001 and 2002 reduced income taxes by $710, $170 and $378 for 2000, 2001 and 2002, respectively.  Such benefits were recorded as an increase to additional paid-in capital.  The non-interest bearing promissory note contains provisions which allow for payments to be made using certain incentives earned by the Company.

Significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included in the accompanying balance sheets as of December 31 were:

	2001	2002
Current deferred tax assets:
Bad debt allowance	$233	$317
Vacation accrual	610	639
Deferred revenue	747	96
Accrued expenses	453	489
Unrealized loss on investments	1,342	446
Loss on impaired investments available for sale	—	2,259
Other	9	54
Total current deferred tax assets	3,394	4,300
Long-term deferred tax assets (liabilities):
Tax depreciation in excess of book	(1,097)	(846)
Loss on impaired investments	4,630	956
Net long-term deferred tax assets	3,533	110
Total deferred tax assets	$6,927	$4,410

Differences between US federal statutory income tax rates and the Company’s effective tax rates for the years ended December 31, 2000, 2001, and 2002 were:

	2000	2001	2002
Tax at US statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.3	3.1
Other, net	(1.2)	(0.1)	(1.1)
	37.0%	38.2%	37.0%

12.       Net Interest Income and Other

	Year Ended December 31,
	2000	2001	2002
Interest income	$3,527	$2,511	$2,013
Interest expense	(332)	(347)	(419)
Other income and expense	1,460	2,154	392
Net interest income and other	$4,655	$4,318	$1,986

13.       Stockholders’ Equity

As of December 31, 2001, common stock and additional paid-in capital consisted of:

Common stock; 32,000,000 shares, $.01 par value, authorized; 14,082,561 shares outstanding	$141
Additional paid-in capital	48,002
$48,143

As of December 31, 2002, common stock and additional paid-in capital consisted of:

Common stock; 32,000,000 shares, $.01 par value, authorized; 14,192,581 shares outstanding	$142
Additional paid-in capital	50,060
$50,202

14.       Stock Options

Stock option plans have been established since 1997 to provide stock options, SARs and incentive stock options (cumulatively referred to as “Options”) to key employees, directors (other than non-employee directors), consultants, and other independent contractors.  The Stock Option Plan (“Option Plan”) provides for Options to be granted for a maximum of 1,585,000 shares of common stock, which are to be awarded by determination of committee of non-employee directors.  Unless otherwise determined by the committee, all Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the Options’ grant date; (ii) three months after termination of employment; (iii) six months after the participant’s death; or (iv) immediately upon termination for “cause”.

The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the Company’s board of directors and serve continuously from commencement of their term (the “Participants”).  The Director Option Plan provides for stock options to be granted for a maximum of 90,000 shares of common stock.  Participants were automatically granted options to acquire 10,000 shares of common stock upon the closing of the Company’s June 1997 initial public offering.  Additionally, each Participant will be automatically granted options to acquire 3,000 shares of common stock on the date of each annual meeting of stockholders thereafter at which such Participant is reelected to serve on the Company’s board of directors.  All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) date of Participant’s membership on the Company’s board of directors is terminated for cause; (ii) ten years from option grant date; or (iii) one year after Participant’s death.

The following table summarizes the activity and terms of outstanding options at December 31, 2000, 2001, and 2002:

	2000		2001		2002
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding at beginning of year	605,710	$20.43	648,080	$22.95	1,158,950	$20.06
Granted	163,800	36.80	645,000	17.46	333,500	24.30
Exercised	(46,110)	15.29	(49,340)	14.94	(110,020)	15.28
Canceled	(75,320)	37.27	(84,790)	25.32	(188,210)	23.87
Options outstanding as of end of year	648,080	$22.95	1,158,950	$20.06	1,194,220	$21.11
Options exercisable as of end of year	203,540	$19.84	322,750	$20.65	423,620	$19.99

Summary information about the Company’s stock options outstanding at December 31, 2002 is as follows:

Range of Exercise Prices	Outstanding at December 31, 2002	Weighted Average Remaining Life (In Years)	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
$10.38 - $14.94	145,700	7.9	$14.70	35,320	$14.34
$15.00 - $19.39	594,970	6.9	16.74	312,390	15.91
$21.60 - $24.50	170,480	9.2	23.28	2,460	21.85
$25.26 - $26.60	186,800	9.3	26.05	18,000	25.93
$30.56 - $34.00	30,760	7.2	31.57	14,100	31.64
$38.62 - $38.94	10,700	7.0	38.65	10,280	38.63
$42.75 - $50.50	37,750	6.8	45.12	20,550	44.56
$65.00 - $74.00	17,060	7.3	69.04	10,520	67.70
$10.38 - $74.00	1,194,220	7.7	$21.11	423,620	$19.99

The Company elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options.  Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on date of grant, no compensation expense has been recognized.  Pro forma information regarding net income and net income per share is required by SFAS No. 123 “Accounting For Stock Based Compensation”, and has been determined as if the Company had accounted for its stock options under the fair value method as provide for by SFAS No. 123

Fair value of options granted during 2000, 2001 and 2002 reported above in Note 1: Basis of Presentation and Summary of Significant Accounting Policies was estimated as of date of grant using a Black-Scholes option pricing model with the following assumptions:

	2000	2001	2002
Expected life in years	7.0	7.0	7.0
Risk-free interest rate	5.5-6.7%	3.53-5.08%	1.43-3.65%
Volatility	88.8%	71.3%	67.5%
Dividend yield	0%	0%	0%

Weighted average grant date fair market value of options granted during 2000, 2001, and 2002 was approximately $29.68 per share, $17.50 per share, and $24.30 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require input of highly subjective assumptions, including expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of fair value of the Company’s stock options.

15.       Geographic Area Information

The Company, operating in a single industry segment, provides a variety of integrated, outsourcing services to other businesses throughout the world.  The Company’s North America operations are located in the United States of America and Canada.  The Company’s Europe operations are located in the United Kingdom.  The Company’s Asia operations, closed in January 2002, were located in Singapore.  Revenues, operating profit, and identifiable assets, classified by major geographic areas in which the Company operates were:

	North America	Europe	Asia	Eliminations	Total
Year Ended December 31, 2000
Revenues	$153,032	$22,226	$25,492	$—	$200,750
Operating profit	21,864	2,896	1,411	—	26,171
Identifiable assets	$117,247	$7,207	$4,090	$(6,261)	$122,283
Year Ended December 31, 2001
Revenues	$155,612	$16,080	$10,884	$—	$182,576
Operating profit	18,580	278	158	—	19,016
Identifiable assets	196,125	6,286	2,985	(76,243)	129,153
Year Ended December 31, 2002
Revenues	$200,288	$7,493	$83	$—	$207,864
Operating profit	29,615	(1,291)	(27)	—	28,297
Identifiable assets	238,717	3,983	—	(102,279)	140,421

16.       Principal Clients

The following table represents revenue concentrations of the Company’s principal clients:

	Year ended December 31,
	2001	2002
Microsoft Corp.	48.4%	34.4%
AT&T Wireless Services, Inc.	19.1%	26.3%
AT&T Corp.	10.8%	13.3%
T-Mobile, a subsidiary of Deutsche Telekom	*	12.2%

* Represents less than 10% of total revenue.

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenues, operating results, and financial condition.  To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients.  Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of December 31, 2002.

17.  Quarterly Data (Unaudited)

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$32,432	$42,342	$42,893	$64,909
Gross profit	8,750	10,377	10,178	15,649
Selling, general and administrative expenses	5,802	6,211	6,110	7,815
Operating profit	2,948	4,166	4,068	7,834
Loss on impaired investments	(3,040)	—	—	(12,412)
Net income	$993	$3,587	$2,675	$(2,384)

Earnings per share:
Basic	$0.07	$0.26	$0.19	$(0.17)
Diluted	$0.07	$0.25	$0.19	$(0.17)

Weighted average shares outstanding:
Basic	14,034,015	14,035,404	14,061,337	14,082,561
Diluted	14,064,808	14,115,537	14,338,413	14,152,799

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$45,960	$43,350	$52,095	$66,458
Gross profit	11,169	11,124	13,079	15,483
Selling, general and administrative expenses(a)	5,217	5,089	5,834	6,429
Operating profit(a)	5,952	6,035	7,245	9,054
Loss on impaired investments	—	—	—	(6,210)
Net income	$4,020	$3,976	$4,506	$2,664

Earnings per share:
Basic	$0.29	$0.28	$0.32	$0.19
Diluted	$0.28	$0.28	$0.31	$0.18

Weighted average shares outstanding:
Basic	14,086,561	14,118,729	14,168,463	14,147,888
Diluted	14,269,254	14,410,318	14,396,454	14,418,078

(a)  Certain amounts have been reclassified in the first and second quarters of 2002 to conform with annual presentation.

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

10.5

HP Purchase Agreement dated September 1, 1995 by and between Hewlett-Packard Company, StarTek USA, Inc. and StarTek Europe, Ltd. (formerly named StarPak, Inc. and StarPak International, Ltd., respectively)  (incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 1997).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.6

Microsoft Supply, Manufacturing and Services Agreement dated March 28, 1996 by and between Microsoft Corporation and StarTek USA, Inc. (formerly named StarPak, Inc.). (incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 26, 1997).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.7

Equipment Lease (Schedule No. 01) between Varilease Corporation, as Lessor, and StarTek USA, Inc. (formerly StarPak, Inc.), as Lessee, dated March 7, 1997 (incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 23, 1997).

10.8

Equipment Lease (Schedule No. 2) between Varilease Corporation, as Lessor, and StarTek USA, Inc. (formerly StarPak, Inc.), as Lessee, dated April 15th, 1997 (incorporated by reference from Amendment No. 4 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 23, 1997).

10.9

Loan Agreement, dated November 6, 1997, between StarTek, Inc. (the “Borrower”) and Norwest Bank Colorado, National Association (the “Bank”) and 360 Day Promissory Note dated November 6, 1997, payable by the Borrower to the Bank (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 1997).

10.10

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

10.12

HP Master Agreement Technical Support Services dated January 7, 1998 by and between Hewlett Packard Company and StarTek USA, Inc. (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 31, 1998).

10.13	Facility lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly-owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial Development Revenue Note, Series A dated as of July 8, 1998 and issued by the Industrial Development Board of the County of Montgomery, Tennessee (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 1998).

10.14

Microsoft Corporation Manufacturing Agreement between StarTek, Inc. and Microsoft Corporationdated as of January 1, 1998 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 1998).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.15

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

10.16

Amended and Restated Credit Agreement, dated March 15, 1999, between StarTek, Inc. and Norwest Bank Colorado, National Association, Denver, Colorado (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 1999).

10.17

Lease by and between StarTek Europe, Ltd., as Lessee, and Spencer Holdings Plc., as Lessor, dated May 27, 1999 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 16, 1999).

10.18

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

10.19

Contribution Agreement dated September 15, 1999 among Good Catalog Company, The Reader’s Digest Association, Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

10.20

Stockholders Agreement dated September 15, 1999 by and among Good Catalog Company, The Reader’sDigest Association, Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

10.21

Loan Agreement dated November 1, 1999 with respect to loans to be extended by The Reader’s Digest Association, Inc. and Domain.com, Inc. to Good Catalog Company (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

10.22

Promissory Note of Good Catalog Company dated November 1, 1999 in the principal amount of $7,816,875.00 payable to the order of Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

10.23

Promissory Note of StarTek USA, Inc. dated October 22, 1999 in the principal amount of $2,030,565.67 payable to the order of KeyCorp Leasing, a division of Key Corporate Capital, Inc., Security Agreementdated October 13, 1999 by and between StarTek USA, Inc. and KeyCorp Leasing, and Amendment No. 1 to Security Agreement dated October 13, 1999 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

10.24

Microsoft Corporation Manufacturing and Supply and Services Agreement between StarTek, Inc. and Microsoft Corporation dated as of July 1, 1999 (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.25

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

10.27

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
10.29

Employment agreement dated as of January 1, 2001 between StarTek, Inc. and Michael W. Morgan (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 29, 2001)

10.30

Amendment dated April 23, 2001 to the StarTek, Pacific, Inc. Manufacturing agreement dated January 1, 1998 between StarTek Pacific, Ltd. and Mentor Media Ltd. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2001).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.31

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

10.34

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

10.36

VoiceStream Wireless Corporation Services (wholly owned subsidiary of Deutsche Telekom, AG) Agreement between StarTek USA, Inc. and VoiceStream Wireless Corporation dated June 8, 2001(incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.37

Microsoft Corporation Manufacturing and Supply and Services Agreement between StarTek, Inc. and Microsoft Corporation dated July 1, 2001 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.38

Gifts.com, Inc. Amended, Restated and Consolidated Subordinate Loan Agreement between Reader’s Digest Association, Inc., Domain.com, Inc. and Gifts.com, Inc. dated September 30, 2001 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).

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

10.40

Promissory Note of StarTek Canada Services, Ltd. Dated December 20, 2001 in the principal amount of $1,107,892 (CAD) payable to Key Equipment Finance Canada Services, Ltd. and Security Agreement dated December 6, 2001 by and between StarTek Canada Services, Ltd. and Key Equipment Finance Canada Limited (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 29, 2002).

10.41

AT&T General Agreement dated January 1, 2002 between StarTek, Inc. and AT&T Corp. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2002).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.42

Amended and Restated Services Agreement dated April 1, 2002 between StarTek USA, Inc., and VoiceStream Wireless Corporation (incorporated by reference from Form 10-Q Quarterly Report filed with the Security and Exchange Commission on November 12, 2002).  Portions of this exhibit have been excluded from the publicly available document, and the Securities and Exchange Commission has issued an order granting the Company's request for confidential treatment of the excluded information.

10.43

Provider Master Service Agreement dated March 21, 2002 between StarTek USA, Inc., and AT&T Wireless Services, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 12, 2002).

* 10.44	Facility lease agreement dated February 14, 2003 between Cornwall Centre Limited and StarTek Canada Services Ltd.
* 10.45	Facility lease agreement dated February 24, 2003 between Cardwell Companies Inc. and StarTek USA, Inc.

* 21.2	Subsidiaries of the Registrant.
* 23.1	Consent of Independent Auditors dated March 27, 2003.
* 99.1	Certification of Periodic Report by William E. Meade, Jr.
* 99.2	Certification of Periodic Report by David I. Rosenthal

* Filed with this Form 10-K

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dulycaused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(Registrant)
By: /s/ David I. Rosenthal
David I. Rosenthal
Executive Vice President, Chief
Financial Officer, Secretary, and Treasurer
Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William E. Meade, Jr.
William E. Meade, Jr. President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 26, 2003

/s/ David I. Rosenthal
David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)
Date: March 26, 2003

/s/ A. Emmet Stephenson, Jr.
A. Emmet Stephenson, Jr. Chairman of the Board
Date: March 26, 2003

/s/ Michael W. Morgan
Michael W. Morgan Vice-Chairman of the Board
Date: March 26, 2003

/s/ Ed Zschau
Ed Zschau Director
Date: March 26, 2003

/s/ Jack D. Rehm
Jack D. Rehm Director
Date: March 26, 2003

/s/ Hank Brown
Hank Brown Director
Date: March 26, 2003

CERTIFICATION

I, William E. Meade Jr., certify that:

1.               I have reviewed this annual report on Form 10-K of StarTek, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ WILLIAM E. MEADE, JR.
William E. Meade, Jr.
President, Chief Executive Officer, and Director

CERTIFICATION

I, David I. Rosenthal, certify that:

1.               I have reviewed this annual report on Form 10-K of StarTek, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ DAVID I. ROSENTHAL
David I. Rosenthal
Executive Vice President, Chief Financial Officer, Secretary and Treasurer