Form 10-Q
period 2003-03-31
STARTEK INC
filed 2003-05-13
CIK 1031029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

Common Stock, $.01 Par Value – 14,207,501 shares as of May 2, 2003.

STARTEK, INC.

FORM 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2002	March 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$13,143	$34,951
Investments	44,022	36,101
Trade accounts receivable, less allowance for doubtful accounts of $816 and $813, respectively	37,232	26,388
Inventories	1,463	2,914
Income tax receivable	335	—
Deferred tax assets	4,300	3,420
Prepaid expenses and other assets	958	955
Total current assets	101,453	104,729

Property, plant and equipment, net	38,797	38,736
Long-term deferred tax assets	110	172
Other assets	61	71
Total assets	$140,421	$143,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,156	$8,630
Accrued liabilities	7,235	8,853
Income taxes payable	—	339
Current portion of long-term debt	2,221	2,219
Other	462	451
Total current liabilities	21,074	20,492

Long-term debt, less current portion	4,261	3,707
Other	492	431

Stockholders’ equity:
Common stock	142	142
Additional paid-in capital	50,060	50,360
Cumulative translation adjustment	(123)	(19)
Unrealized loss on investments available for sale	(738)	(812)
Retained earnings	65,253	69,407
Total stockholders’ equity	114,594	119,078
Total liabilities and stockholders’ equity	$140,421	$143,708

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2003

Revenue	$45,960	$50,528
Cost of services	34,791	38,341
Gross profit	11,169	12,187
Selling, general and administrative expenses	5,217	6,350
Operating profit	5,952	5,837
Net interest income and other	578	779
Income before income taxes	6,530	6,616
Income tax expense	2,510	2,462
Net income (A)	$4,020	$4,154

Weighted average shares of common stock (B)	14,086,561	14,203,794
Dilutive effect of stock options	182,693	275,793
Common stock and common stock equivalents (C)	14,269,254	14,479,587

Earnings per share:
Basic (A/B)	$0.29	$0.29
Diluted (A/C)	$0.28	$0.29

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2003
Operating Activities

Net income	$4,020	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,232	2,409
Deferred income taxes	2,406	806
Gain on sale of assets	—	(22)
Changes in operating assets and liabilities:
Sales (purchases) of trading securities, net	(3,990)	566
Trade accounts receivable, net	1,657	10,844
Inventories	173	(1,451)
Prepaid expenses and other assets	212	(7)
Accounts payable	(2,743)	(2,526)
Income taxes payable	(750)	736
Accrued and other liabilities	1,283	1,546
Net cash provided by operating activities	4,500	17,055

Investing Activities
Purchases of investments available for sale	(9,514)	(13,808)
Proceeds from disposition of investments available for sale	2,847	21,041
Purchases of property, plant and equipment	(1,401)	(1,845)
Proceeds from disposition of property plant and equipment	36	120
Net cash provided by (used in) investing activities	(8,032)	5,508

Financing Activities
Stock options exercised	279	238
Principal payments on borrowings, net	(1,060)	(898)
Net cash used in financing activities	(781)	(660)
Effect of exchange rate changes on cash	221	(95)
Net increase (decrease) in cash and cash equivalents	(4,092)	21,808
Cash and cash equivalents at beginning of period	14,282	13,143
Cash and cash equivalents at end of period	$10,190	$34,951

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$138	$72
Income taxes paid	$607	$932
Change in unrealized loss on investments available for sale, net of tax	$(170)	$(74)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results during the three months ended March 31, 2003 are not necessarily indicative of operating results that may be expected during any other interim period of 2003.

The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to consolidated financial statements and footnotes thereto included in StarTek, Inc.’s annual report on Form 10-K for the year ended December 31, 2002.

Stock Option Plans

The Company’s stock options plans are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  As the exercise price of all options granted under these plans was equal to the market price of the underlying stock on the grant date, no stock-based employee compensation cost is recognized in net income.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS no. 123, “Accounting for Stock-Based Compensation”, to employee stock benefits.

For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three Months Ended March 31,
	2002	2003
Net income, as reported	$4,020	$4,154
Fair value-based compensation cost, net of tax	736	685
Pro forma net income	$3,284	3,469

Basic earnings per share
As reported	$0.29	$0.29
Pro forma	$0.23	$0.24

Diluted earnings per share
As reported	$0.28	$0.29
Pro forma	$0.23	$0.24

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  The Company adopted SFAS No. 143 on January 1, 2003 and the adoption of this statement did not result in any material impact.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (‘‘EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety.  SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred.  SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No.148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No.148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No.148 requires disclosure of the pro forma effect in interim financial statements.  The transition requirements of SFAS No.148 are effective for the Company’s fiscal year 2003.  The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

2.              Earnings Per Share

Basic earnings per share is computed based on weighted average number of common shares outstanding.  Diluted earnings per share is computed based on weighted average number of common shares outstanding plus effects of outstanding stock options using the “treasury stock” method.

3.              Investments

As of December 31, 2002, investments available for sale consisted of:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,627	$610	$(9)	$17,228
Equity securities	21,172	175	(1,947)	19,400
Total	$37,799	$785	$(1,956)	$36,628

As of March 31, 2003, investments available for sale consisted of:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$7,750	$830	$(6)	$8,574
Equity securities	22,816	263	(2,380)	20,699
Total	$30,566	$1,093	$(2,386)	$29,273

As of March 31, 2003, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Cost	Estimated Fair Value
Corporate bonds maturing within:
One year	$2,422	$2,434
Two to five years	5,328	6,140
	7,750	8,574

Equity securities	22,816	20,699
Total	$30,566	$29,273

Equity securities primarily consisted of publicly traded common stock of US based companies, exchange-traded funds, equity mutual funds, and real estate investment trusts.

As of December 31, 2002, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $6,214 and $7,394, respectively. As of March 31, 2003, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $5,976 and $6,828, respectively.  Trading securities consisted primarily of US and international mutual funds and investments in limited partnerships.  Certain investments include hedging and derivative securities.  Trading securities were held to meet short-term investment objectives.  As part of trading securities and as of March 31, 2003, the Company had sold call options for a total of 17,000 shares of US equity securities which, in the aggregate, had a basis and market value of $7 and $3, respectively, and sold put options for a total of 19,000 shares of US equity securities which, in the aggregate, had a basis and market value of $20 and $22, respectively.  The foregoing call and put options were reported net as components of trading securities and expire on April 19, 2003.

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

4.              Inventories

The Company purchases components of its clients’ products as an integral part of its supply chain management services.  At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment.  The Company generally has the right to be reimbursed from its clients for unused inventories.  Client-owned inventories are not valued in the Company’s balance sheet.  Inventories consisted of:

	December 31, 2002	March 31, 2003
Purchased components and fabricated assemblies	$1,373	$1,324
Finished goods	90	1,590
	$1,463	$2,914

5.              Principal Clients

The following table represents revenue concentrations of the Company’s principal clients:

	Three months ended March 31,
	2002	2003
AT&T Wireless Services, Inc.	26.2%	36.0%
Microsoft Corp.	29.5%	25.4%
AT&T Corp.	14.6%	14.2%
T-Mobile, a subsidiary of Deutsche Telekom	12.4%	12.7%

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenue, operating results, and financial condition.  To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients.  Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of March 31, 2003.

6.              Comprehensive Income

Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income.  Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners.  Comprehensive income was $3,981 and $4,184 for the three months ended March 31, 2002 and 2003, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere in this Form 10-Q which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties.  Forward-looking statements are preceded by terms such as “may”, “will”, “should”, “anticipates”, “expects”, “believes”, “plans”, “future”, “estimate”, “continue”, and similar expressions.  The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These factors include, but are not limited to, inflation and general economic conditions in the Company’s and its clients’ markets, risks associated with the Company’s reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company’s revenue and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, risks from offshore competition, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company’s contracts, highly competitive domestic and international markets, risks of business interruptions, volatility of the Company’s stock price, risks related to the Company’s Internet web site operations, risks related to the Company’s portfolio of Internet domain names, and risks related to changes in valuation of the Company’s investments.  These factors include risks and uncertainties beyond the Company’s ability to control; and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.  All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements.  All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—"Factors That May Affect Future Results” section of the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenue:

	Three Months Ended March 31
	2002	2003
Revenue	100.0%	100.0%
Cost of services	75.7	75.9
Gross profit	24.3	24.1
Selling, general and administrative expenses	11.3	12.6
Operating profit	13.0	11.5
Net interest income and other	1.2	1.6
Income before income taxes	14.2	13.1
Income tax expense	5.5	4.9
Net income	8.7%	8.2%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue.  Revenue increased $4.6 million, or 9.9%, from $45.9 million to $50.5 million during the three months ended March 31, 2002 and 2003, respectively.  This increase was largely due to increased revenue from technical support services and business process management with a slight decrease in supply chain management services.  The decrease in supply chain management services is due to Microsoft not renewing its contract in Europe when it expired on June 30, 2002.  While this negatively impacted revenue, operating profit was not materially adversely affected because of the low operating margin of the revenue.  Management adjusted personnel levels and infrastructure accordingly in 2002.

Cost of Services.  Cost of services increased $3.5 million, or 10.2%, from $34.8 million to $38.3 million during the three months ended March 31, 2002 and 2003, respectively.  As a percentage of revenue, cost of services was 75.7% and 75.9% during the three months ended March 31, 2002 and 2003, respectively.  This percentage increased mainly as a result of changes in product mix and to a lesser extent start-up costs related to the opening of two new call centers that were announced during the quarter.

Gross Profit.  Due to the foregoing factors, gross profit increased $1.0 million, or 9.1%, from $11.2 million to $12.2 million during the three months ended March 31, 2002 and 2003, respectively.  As a percentage of revenue, gross profit was 24.3% and 24.1% during the three months ended March 31, 2002 and 2003 respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.1 million, or 21.7%, from $5.2 million to $6.3 million during the three months ended March 31, 2002 and 2003, respectively.  As a percentage of revenue, selling, general and administrative expenses were 11.3% and 12.6% during the three months ended March 31, 2002 and 2003, respectively.  This increase is primarily due to the addition of management personnel that were not present in the first quarter of 2002.

Operating Profit.  As a result of the foregoing factors, operating profit decreased from $6.0 million to $5.8 million during the three months ended March 31, 2002 and 2003, respectively.  As a percentage of revenue, operating profit was 13.0% and 11.5% during the three months ended March 31, 2002 and 2003, respectively.

Net Interest Income and Other.  Net interest income and other increased 34.8% from $0.6 million to $0.8 million during the three months ended March 31, 2002 and 2003, respectively.  Net interest income and other continues to be derived primarily from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company’s various debt and lease arrangements.  The increase is primarily due to better securities markets, partially offset by lower interest rates.

Income Before Income Taxes.  As a result of the foregoing factors, income before income taxes increased $0.1 million, or 1.3%, from $6.5 million to $6.6 million during the three months ended March 31, 2002 and 2003, respectively.  As a percentage of revenue, income before income taxes decreased from 14.2% to 13.1% during the three months ended March 31, 2002 and 2003, respectively.

Income Tax Expense.  Income tax expense during the three months ended March 31, 2002 and 2003 reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.4% and 37.2%, respectively.

Net Income.  Based on the factors discussed above, net income increased $0.1 million, or 3.3%, from $4.0 million to $4.2 million during the three months ended March 31, 2002 and 2003, respectively.

Liquidity and Capital Resources

Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the “Bank”) that expires on June 30, 2003.  Borrowings under the line of credit bear interest at the Bank’s prime rate minus 1% (3.25% as of March 31, 2003).  Under this line of credit, the Company is required to maintain minimum tangible net worth of $65.0 million and operate at a profit.  The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants.  As of March 31, 2003 and the date of this Form 10-Q, the Company was in compliance with these financial covenants, and no balance was outstanding under the line of credit.

As of March 31, 2003, the Company had cash, cash equivalents, and investment balances of $71.1 million, working capital of $84.2 million, and stockholders’ equity of $119.1 million.  Cash and cash equivalents are not restricted.  See “Quantitative and Qualitative Disclosure About Market Risk” set forth herein for further discussions regarding the Company’s cash, cash equivalents, investments available for sale, and trading securities.

Net cash provided by operating activities was $4.5 million and $17.1 million for the three months ended March 31, 2002 and 2003, respectively.  This increase was primarily a result of additional cash flow from the collection of accounts receivable along with net changes in other operating assets.

Net cash provided by (used in) investing activities was $(8.0) million and $5.5 million for the three months ended March 31, 2002 and 2003, respectively.  This increase was primarily due to a net increase in proceeds from maturing and disposition of investments available for sale.

Net cash used in financing activities was $0.8 million and $0.7 million for the three months ended March 31, 2002 and 2003, respectively.  Financing activities, during both periods, consisted of principal payments on borrowings, offset by proceeds from exercises of employee stock options.

The effect of currency exchange rate changes on translation of the Company’s United Kingdom and Canada operations was not substantial during the three months ended March 31, 2003. Terms of the Company’s agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations.  If the international portion of the Company’s business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases the Company’s exposure to fluctuations in currency exchange rates.  See “Quantitative and Qualitative Disclosure About Market Risk” set forth herein for a further discussion of the Company’s exposure to foreign currency exchange risks in connection with its investments.

Management believes the Company’s cash, cash equivalents, investments, anticipated cash flows from future operations, and $10.0 million line of credit will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future.  Liquidity and capital requirements depend on many factors, including but not limited to the Company’s ability to retain or successfully and timely replace its principal clients, and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances.  To the extent funds generated from sources described above are insufficient to support the Company’s activities in the short or long-term, the Company will be required to raise additional funds through public or private financing.  No assurance can be given that additional financing will be available, or if available, will be available on terms favorable to the Company.

Contractual Obligations (in thousands)

The following table summarizes, as of March 31, 2003, the Company’s obligations to make future payments under contractual commitments:

	Less than one year	One to three years	Four to five years	After five years	Total
Long-term debt (1)	$2,219	$3,390	$52	$265	$5,926
Operating leases (2)	1,828	4,320	3,840	5,011	14,999
Purchase obligations (3)	3,566	2,995	1,622	—	8,183
Total Contractual Obligations	$7,613	$10,705	$5,514	$5,276	$29,108

(1)          Long-term debt consists of fixed rate equipment loans ranging from 5.0% to 5.4%, variable rate equipment loans, non-interest bearing promissory notes, and other debt obligations.

(2)          The Company leases facilities and equipment under various non-cancelable operating leases.

(3)          Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

Critical Accounting Policies and Judgments

The Company recognizes revenue as process management services are completed.  The Company’s cost of services includes labor, telecommunications, materials, and freight expenses that are variable in nature, and certain facility expenses.  All other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services, are included in selling, general and administrative expenses, which generally tend to be either semi-variable or fixed in nature.

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

In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The Company evaluates its estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, income taxes, restructuring costs, contingences, and litigation.  The Company bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates, and recognition of such differences may be required on the Company’s financial statements.

The Company exercises judgment in evaluating its long-lived assets for impairment.  Management believes the Company’s businesses will generate sufficient undiscounted cash flow to more than recover the investments it has made in property, plant and equipment.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  The Company adopted SFAS No. 143 on January 1, 2003 and the adoption of this statement did not result in any material impact.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (‘‘EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety.  SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred.  SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No.148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No.148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No.148 requires disclosure of the pro forma effect in interim financial statements.  The transition requirements of SFAS No.148 are effective for the Company’s fiscal year 2003.  The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

Inflation and General Economic Conditions

Although management cannot accurately anticipate effects of domestic and foreign inflation on the Company’s operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on the Company’s results of operations or financial condition.

Reliance on Principal Client Relationships

The following table represents revenue concentrations of the Company’s principal clients:

	Three months ended March 31,
	2002	2003
AT&T Wireless Services, Inc.	26.2%	36.0%
Microsoft Corp.	29.5%	25.4%
AT&T Corp.	14.6%	14.2%
T-Mobile, a subsidiary of Deutsche Telekom	12.4%	12.7%

The loss of a principal client(s) and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenue, operating results, and financial condition.  There can be no assurance the Company will be able to retain its principal client(s) or, if it were to lose its principal client(s), would be able to timely replace such clients with clients that generate a comparable amount of revenue.  Additionally, the amount and growth rate of revenue derived from its principal clients in the past is not necessarily indicative of revenue that may be expected from such clients in the future.

Variability of Quarterly Operating Results

The Company’s business is seasonal and is at times conducted in support of product launches for new and existing clients.  Historically, the Company’s revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of its clients’ marketing programs and product launches, which are typically geared toward the holiday buying season.  However, the Company’s revenue and operating results for the three months ended March 31, 2003 are not necessarily indicative of revenue or operating results that may be experienced in future periods.  Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside the Company’s control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients’ businesses; (v) cyclical nature of certain high technology clients’ businesses; and (vi) changes in the amount and growth rate of revenue generated from the Company’s principal clients.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The following discusses the Company’s exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of March 31, 2003.  All of the Company’s investment decisions are supervised or managed by its Chairman of the Board.  The Company’s investment portfolio policy, approved as amended by the Board of Directors during 2001, provides for investment objectives and portfolio allocation guidelines.  This discussion contains forward-looking statements subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—”Factors That May Affect Future Results” section of the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Interest Rate Sensitivity and Other General Market Risks

Cash and Cash Equivalents.  The Company had $35.0 million in cash and cash equivalents, which consisted of: (i) $23.6 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 1.14%; and (ii) $11.4 million in various non-interest bearing accounts.  Cash and cash equivalents are not restricted.  Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

Investments Available for Sale.  As of March 31, 2003, the Company had investments available for sale, which, in the aggregate, had a basis and fair market value of $30.6 million and $29.3 million, respectively.  Investments available for sale generally consisted of corporate bonds, bond mutual funds, and various forms of equity securities.  The Company’s investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations thereon increase.

Fair market value of and estimated cash flows from the Company’s investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company.  If such corporations’ financial condition and liquidity adversely changes, the Company’s investments in their debts can be expected to be materially and adversely affected.

The table below provides information as of March 31, 2003 about maturity dates and corresponding weighted average interest rates related to certain of the Company’s investments available for sale:

	Weighted Average Interest Rates	Expected Maturity Date -Basis- (dollars in thousands)
		1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
Corporate bonds	3.93%	$2,422						$2,422	$2,434
Corporate bonds	9.18%		$3,936					3,936	4,440
Corporate bonds	6.82%				$1,392			1,392	1,700
Total	7.11%	$2,422	$3,936	$—	$1,392	$—	$—	$7,750	$8,574

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

As part of its investments available for sale portfolio, the Company was invested in equity securities that, in aggregate, had a basis and fair market value of $22.8 million and $20.7 million, respectively.

Outstanding Debt of the Company.  The Company had outstanding debt of $5.9 million as of March 31, 2003, $0.3 million of which bears no interest as long as the Company complies with the terms of the debt arrangement.  The payments on this non interest-bearing note are funded through certain incentive provisions.

The following table provides information as of March 31, 2003 about loans entered into by the Company that are secured by the equipment purchased with the loan proceeds:

Loan date	Term	Interest rate	Outstanding	Covenants/Penalties
10/22/99	48 months	Variable (2.65% at 3/31/03)	$0.3 million	Maintenance of certain operating ratios.
11/2/01	48 months	5.02%	$4.7 million US (Canadian loan)	Penalty if prepaid in first two years.
12/6/01	48 months	5.41%	$0.5 million US (Canadian loan)	Penalty if prepaid in first two years.

As of March 31, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants of these loans.

Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company.  Increases in interest rates would, however, increase interest expense associated with the Company’s existing variable rate equipment loan and future borrowings by the Company, if any.  For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company’s capacity.  Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1% (3.25% as of March 31, 2003).  The Company had no outstanding line of credit obligations.  As of March 31, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants pertaining to the line of credit.   In the past, the Company has not hedged against interest rate changes.

Equity Price Risks and Other General Market Risks

Equity Securities.  The Company held in its investments available for sale portfolio certain equity securities with basis and fair market value as of March 31, 2003, in the aggregate, of $22.8 million and $20.7 million, respectively.  Equity securities primarily consisted of publicly traded common stock of US based companies, equity mutual funds, and real estate investment trusts.  A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on the Company’s equity investments.  Also, prices of common stocks held by the Company could generally be expected to be adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.  The Company has partially hedged against some equity price changes.

Trading Securities.  The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value as of March 31, 2003 of $6.0 million and $6.8 million, respectively.  Trading securities consisted primarily of US and international mutual funds, investments in limited partnerships, and US equity securities.  Trading securities were held to meet short-term investment objectives.  As part of trading securities and as of March 31, 2003, the Company had sold call options for a total of 17,000 shares of US equity securities which, in the aggregate, had a basis and market value of $7,000 and $3,000, and sold put options for a total of 19,000 shares of US equity securities which, in the aggregate, had a basis and market value of $20,000 and $22,000.  The foregoing call and put options were reported net as components of trading securities and expire April 19, 2003.

Risk of loss regarding the Company’s current investments in the event of nonperformance by any party is not considered substantial.  Due to the potential limited liquidity of some of these instruments, the mostly recently traded price may be different from values that might be realized if the Company were to sell or close out the transactions.  Such differences are not considered substantial to the Company’s results of operations, financial condition, or liquidity.  The foregoing call and put options may involve elements of credit and market risks in excess of the amounts recognized in the Company’s financial statements.  A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse effect on the Company’s portfolio of trading securities.  Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

Foreign Currency Exchange Risks

Of the Company’s revenue for the three months ended March 31, 2003, 23.2% was derived from arrangements whereby the Company received payments from clients in currencies other than US dollars.  Terms of the Company’s agreements with clients and subcontractors are typically in US dollars except for certain agreements related to its United Kingdom and Canada operations.  If an arrangement provides for the Company to receive payments in a foreign currency, revenue realized from such an arrangement may be less if the value of such foreign currency declines.  Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be more if the value of such foreign currency increases.  For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company’s previously expected revenue, cost of services, and operating expenses.  If the international portion of the Company’s business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases the Company’s exposure to fluctuations in currency exchange rates.  In the past, the Company has not hedged against foreign currency exchange rate changes related to its international operations.

Certain of the Company’s investments classified as bond mutual funds (discussed in further detail above as part of “Interest Rate Sensitivity and Other General Market Risks”) include investments in various forms of currency risk hedging instruments which are intended to reduce fair market value fluctuations of such mutual funds.

Item 4.    Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Subsequent to the date of the most recent evaluation of the Company’s internal controls, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1     Certification of Periodic Report by William E. Meade, Jr.

99.2     Certification of Periodic Report by David I. Rosenthal

(b)    Reports on Form 8-K

On February 26, 2003, the Company filed a report on Form 8-K under Item 5, reporting its press release dated February 26, 2003 regarding fourth quarter and year-end results of operations for 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(Registrant)

Date:	May 13, 2003	/s/ A. EMMET STEPHENSON, JR.
A. Emmet Stephenson, Jr.
Chairman of the Board

Date:	May 13, 2003	/s/ WILLIAM E. MEADE, JR
William E. Meade, Jr.
President, Chief Executive Officer and Director

Date:	May 13, 2003	/s/ DAVID I. ROSENTHAL
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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ WILLIAM E. MEADE, JR
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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ DAVID I. ROSENTHAL
David I. Rosenthal
Executive Vice President, Chief Financial Officer, Secretary and Treasurer