Form 10-Q
period 2003-06-30
STARTEK INC
filed 2003-08-14
CIK 1031029

Use these links to rapidly review the document
STARTEK, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.
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

Common Stock, $.01 par value—14,236,901 shares as of August 11, 2003.

STARTEK, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands)

	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,143	$11,895
Investments	44,022	52,142
Trade accounts receivable, less allowance for doubtful accounts of $816 and $815, respectively	37,232	31,016
Inventories	1,463	1,425
Income tax receivable	335	3,399
Deferred tax assets	4,300	1,483
Prepaid expenses and other assets	958	1,058

Total current assets	101,453	102,418
Property, plant and equipment, net	38,797	46,197
Long-term deferred tax assets	110	—
Other assets	61	108

Total assets	$140,421	$148,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,156	$8,834
Accrued liabilities	7,235	7,703
Current portion of long-term debt	2,221	2,282
Other	462	343

Total current liabilities	21,074	19,162
Long-term debt, less current portion	4,261	3,337
Deferred income taxes	—	371
Other	492	967
Stockholders' equity:
Common stock	142	142
Additional paid-in capital	50,060	50,506
Cumulative translation adjustment	(123)	175
Unrealized gain (loss) on investments available for sale	(738)	479
Retained earnings	65,253	73,584

Total stockholders' equity	114,594	124,886

Total liabilities and stockholders' equity	$140,421	$148,723

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues	$43,350	$54,528	$89,310	$105,056
Cost of services	32,226	41,760	67,013	80,101

Gross profit	11,124	12,768	22,297	24,955
Selling, general and administrative expenses	5,089	7,203	10,309	13,553

Operating profit	6,035	5,565	11,988	11,402
Net interest income and other	399	1,085	976	1,864

Income before income taxes	6,434	6,650	12,964	13,266
Income tax expense	2,458	2,473	4,968	4,935

Net income (A)	$3,976	$4,177	$7,996	$8,331

Weighted average shares of common stock (B)	14,118,729	14,209,061	14,102,733	14,206,442
Dilutive effect of stock options	291,589	292,933	241,563	283,648

Common stock and common stock equivalents (C)	14,410,318	14,501,994	14,344,296	14,490,090

Earnings per share:
Basic (A/B)	$0.28	$0.29	$0.57	$0.59
Diluted (A/C)	$0.28	$0.29	$0.56	$0.57

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2003
Operating Activities
Net income	$7,996	$8,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,601	4,749
Deferred income taxes	2,636	2,405
Net (gain) loss on sale of assets	1	(24)
Changes in operating assets and liabilities:
Sales of trading securities, net	568	98
Trade accounts receivable, net	1,738	6,216
Inventories	374	38
Prepaid expenses and other assets	109	(147)
Accounts payable	(3,632)	(2,322)
Income taxes payable	(3,339)	(2,977)
Accrued and other liabilities	(466)	824

Net cash provided by operating activities	10,586	17,191
Investing Activities
Purchases of investments available for sale	(23,576)	(35,350)
Proceeds from disposition of investments available for sale	10,618	29,066
Purchases of property, plant and equipment	(3,083)	(10,616)
Proceeds from disposition of property plant and equipment	38	122

Net cash used in investing activities	(16,003)	(16,778)
Financing Activities
Stock options exercised	1,110	359
Principal payments on borrowings, net	(3,349)	(1,689)

Net cash used in financing activities	(2,239)	(1,330)
Effect of exchange rate changes on cash	217	(331)

Net decrease in cash and cash equivalents	(7,439)	(1,248)
Cash and cash equivalents at beginning of period	14,282	13,143

Cash and cash equivalents at end of period	$6,843	$11,895

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$253	$148
Income taxes paid	$5,414	$5,458
Increase in unrealized gain (loss) on investments available for sale, net of tax	$(1,819)	$1,217

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2003 are not necessarily indicative of operating results that may be expected during any other interim period of 2003.

        The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to consolidated financial statements and footnotes thereto included in StarTek, Inc.'s annual report on Form 10-K for the year ended December 31, 2002.

  Stock Option Plans

        The Company's stock options plans are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Because the exercise price of all options granted under these plans was equal to the market price of the underlying stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to employee stock benefits.

        For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income, as reported	$3,976	$4,177	$7,996	$8,331
Fair value-based compensation cost, net of tax	884	1,129	1,620	1,814

Pro forma net income	$3,092	$3,048	$6,376	$6,517

Basic earnings per share
As reported	$0.28	$0.29	$0.57	$0.59
Pro forma	$0.22	$0.21	$0.45	$0.46
Diluted earnings per share
As reported	$0.28	$0.29	$0.56	$0.57
Pro forma	$0.21	$0.21	$0.44	$0.45

  New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this statement did not result in any material impact.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes. In April 2003, the FASB announced that it would require fair value accounting for stock options in the future, likely beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined. The Company does not anticipate that such a change would have a cash impact.

2. Earnings Per Share

        Basic earnings per share is computed based on weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method.

3. Investments

        As of December 31, 2002, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,627	$610	$(9)	$17,228
Equity securities	21,172	175	(1,947)	19,400

Total	$37,799	$785	$(1,956)	$36,628

        As of June 30, 2003, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$26,168	$744	$(170)	$26,742
Equity securities	17,915	1,046	(857)	18,104

Total	$44,083	$1,790	$(1,027)	$44,846

        As of June 30, 2003, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Basis	Estimated Fair Value
Corporate bonds maturing within:
One year or less	$5,249	$5,252
Two to five years	19,734	20,380
Due after five years	1,185	1,110

	26,168	26,742
Equity securities	17,915	18,104

Total	$44,083	$44,846

        Equity securities primarily consisted of publicly traded common stock of U.S.-based companies, equity mutual funds, and real estate investment trusts.

        As of December 31, 2002, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $6,214 and $7,394, respectively. As of June 30, 2003, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $5,970 and $7,296, respectively. Trading securities consisted primarily of U.S. and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of June 30, 2003, the Company had sold call options for a total of 5,000 shares of U.S. equity securities which, in the aggregate, had a basis and fair market value of $2 and $0, respectively, and sold put options for a total of 76,000 shares of U.S. equity securities which, in the aggregate, had a basis and fair market value of $28 and $15, respectively. The foregoing call and put options were reported net as components of trading securities and expire between July 19, 2003 and November 22, 2003.

        Risk of loss to the Company regarding its current investments in the event of nonperformance by any party is not considered substantial. The foregoing call and put options may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options could have a material adverse effect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, or groups of companies, as well as adverse economic conditions generally.

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

	December 31, 2002	June 30, 2003
Purchased components and fabricated assemblies	$1,373	$992
Finished goods	90	433

Total	$1,463	$1,425

5. Principal Clients

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
AT&T Wireless Services, Inc.	28.3%	35.9%	27.2%	35.9%
Microsoft Corp.	27.1%	23.7%	28.4%	24.5%
AT&T Corp.	16.0%	14.2%	15.3%	14.2%
T-Mobile, a subsidiary of Deutsche Telekom	13.9%	14.8%	13.1%	13.7%

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenues, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of June 30, 2003.

6. Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $2,526 and $5,662 for the three months ended June 30, 2002 and 2003, respectively. Comprehensive income was $6,507 and $9,846 for the six months ended June 30, 2002 and 2003, respectively.

7. Related Party Transactions

        The Company leases office space from a related party at an annual rent of $165. Management believes the terms of the lease to be consistent with prevailing market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenues and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, risks from offshore competition, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive domestic and international markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control, and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2002.

        The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	74.3	76.6	75.0	76.3

Gross profit	25.7	23.4	25.0	23.7
Selling, general and administrative expenses	11.8	13.2	11.6	12.9

Operating profit	13.9	10.2	13.4	10.8
Net interest income and other	0.9	2.0	1.1	1.8

Income before income taxes	14.8	12.2	14.5	12.6
Income tax expense	5.6	4.5	5.5	4.7

Net income	9.2%	7.7%	9.0%	7.9%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Revenues.    Revenues increased $11.2 million, or 25.8%, from $43.3 million to $54.5 million during the three months ended June 30, 2002 and 2003, respectively. This increase was largely due to increased revenue from technical support services, together with increases in business process management and supply chain management services.

        Cost of Services.    Cost of services increased $9.5 million, or 29.6%, from $32.2 million to $41.7 million during the three months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, cost of services was 74.3% and 76.6% during the three months ended June 30, 2002 and 2003, respectively. This percentage increase was primarily a result of changes in the mix of product services provided, together with costs from the ramp-up of two additional facilities and a weakened U.S. dollar in connection with the Company's Canadian operations.

        Gross Profit.    Gross profit increased $1.7 million, or 14.8%, from $11.1 million to $12.8 million during the three months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, gross profit was 25.7% and 23.4% during the three months ended June 30, 2002 and 2003, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $2.1 million, or 41.5%, from $5.1 million to $7.2 million during the three months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, selling, general and administrative expenses were 11.8% and 13.2% during the three months ended June 30, 2002 and 2003, respectively. This increase is primarily due to the addition of management personnel and increased infrastructure costs not present in the second quarter of 2002.

        Operating Profit.    As a result of the foregoing factors, operating profit decreased from $6.0 million to $5.6 million during the three months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, operating profit was 13.9% and 10.2% during the three months ended June 30, 2002 and 2003, respectively.

        Net Interest Income and Other.    Net interest income and other increased $0.7 million, or 171.9%, from $0.4 million to $1.1 million during the three months ended June 30, 2002 and 2003, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The increase is primarily due to improved market conditions, partially offset by lower interest rates.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $0.3 million, or 3.4%, from $6.4 million to $6.7 million during the three months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, income before income taxes decreased from 14.8% to 12.2% during the three months ended June 30, 2002 and 2003, respectively.

        Income Tax Expense.    Income tax expense during the three months ended June 30, 2002 and 2003 reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.2% and 37.2%, respectively.

        Net Income.    Based on the factors discussed above, net income increased $0.2 million, or 5.1%, from $4.0 million to $4.2 million during the three months ended June 30, 2002 and 2003, respectively.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        Revenues.    Revenues increased $15.8 million, or 17.6%, from $89.3 million to $105.1 million during the six months ended June 30, 2002 and 2003, respectively. This increase was largely due to increased revenue from technical support services, together with increases in provisioning management and supply chain management services.

        Cost of Services.    Cost of services increased $13.1 million, or 19.5%, from $67.0 million to $80.1 million during the six months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, cost of services was 75.0% and 76.3% during the six months ended June 30, 2002 and 2003, respectively. This percentage increase was primarily a result of changes in the mix of product services provided, together with costs from the ramp-up of two additional facilities and a weakened U.S. dollar in connection with the Company's Canadian operations.

        Gross Profit.    Due to the foregoing factors, gross profit increased $2.7 million, or 11.9%, from $22.3 million to $25.0 million during the six months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, gross profit was 25.0% and 23.7% during the six months ended June 30, 2002 and 2003, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $3.3 million, or 31.5%, from $10.3 million to $13.6 million during the six months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, selling, general and administrative expenses were 11.6% and 12.9% during the six months ended June 30, 2002 and 2003, respectively. This increase is primarily due to the addition of management personnel and increased infrastructure costs not present in the first six months of 2002.

        Operating Profit.    As a result of the foregoing factors, operating profit decreased from $12.0 million to $11.4 million during the six months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, operating profit was 13.4% and 10.8% during the six months ended June 30, 2002 and 2003, respectively.

        Net Interest Income and Other.    Net interest income and other increased $0.9 million, or 91.0%, from $1.0 million to $1.9 million during the six months ended June 30, 2002 and 2003, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The increase is primarily due to improved market conditions, partially offset by lower interest rates.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $0.3 million, or 2.3%, from $13.0 million to $13.3 million during the six months ended June 30, 2002 and 2003, respectively. As a percentage of revenues, income before income taxes decreased from 14.5% to 12.6% during the six months ended June 30, 2002 and 2003, respectively.

        Income Tax Expense.    Income tax expense during the six months ended June 30, 2002 and 2003 reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.3% and 37.2%, respectively.

        Net Income.    Based on the factors discussed above, net income increased $0.3 million, or 4.2%, from $8.0 million to $8.3 million during the six months ended June 30, 2002 and 2003, respectively.

Liquidity and Capital Resources

        Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

        The Company had a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the "Bank") that expired on June 30, 2003. The Company has established a new unsecured $10.0 million line of credit agreement with the Bank that expires on June 30, 2005. Borrowings under the new line of credit bear interest at the Bank's prime rate minus 1% (3.00% as of June 30, 2003). Under this line of credit, the Company is required to maintain minimum tangible net worth of $80.0 million and operate at a profit. The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants. As of June 30, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants, and no balance was outstanding under the line of credit.

        As of June 30, 2003, the Company had cash, cash equivalents, and investment balances of $64.0 million, working capital of $83.3 million, and stockholders' equity of $124.9 million. Cash and cash equivalents are not restricted. On August 5, 2003, the Board of Directors declared a quarterly cash dividend of $0.36 per share, payable August 29, 2003 to StarTek holders of record on August 15, 2003. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

        Net cash provided by operating activities was $10.6 million and $17.2 million for the six months ended June 30, 2002 and 2003, respectively. The increase was primarily a result of additional cash flow from the collection of accounts receivable, a reduction in accounts payable and other net changes in operating assets.

        Net cash used in investing activities was $16.0 million and $16.8 million for the six months ended June 30, 2002 and 2003, respectively. This increase was primarily due to an increase in purchases of property, plant, and equipment, offset by a decrease in net purchases of investments available for sale.

        Net cash used in financing activities was $2.2 million and $1.3 million for the six months ended June 30, 2002 and 2003, respectively. Financing activities during both periods consisted of principal payments on borrowings, partially offset by proceeds from exercises of employee stock options.

        The effect of currency exchange rate changes on translation of the Company's United Kingdom operations was not substantial during the six months ended June 30, 2003. However, the Canadian dollar strengthened against the U.S. dollar in the first six months of 2003, and did increase the cost of services in the Company's Canadian operations. Terms of the Company's agreements with clients and subcontractors are typically in U.S. dollars except for certain agreements related to its United Kingdom and Canada operations. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

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

Contractual Obligations (in thousands)

	Less than one year	One to three years	Four to five years	After five years	Total
Long-term debt(1)	$2,282	$3,182	$52	$103	$5,619
Operating leases(2)	2,352	4,565	3,818	4,727	15,462
Purchase obligations(3)	5,860	3,484	1,248	—	10,592

Total contractual obligations	$10,494	$11,231	$5,118	$4,830	$31,673

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

        Operating leases include the lease of office space from a related party at an annual rental of $165,000. Management believes the terms of the lease to be consistent with prevailing market conditions.

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

        As part of cash management, the Company invests in investment-grade corporate bonds, non investment-grade corporate bonds, bond mutual funds, equity mutual funds, international mutual funds, investment partnerships, real estate investment trusts, and various forms of equity securities. Investments are classified as trading securities and investments available for sale based on the Company's intent at the date of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity. The Company currently has no investments in this classification. All other investments not deemed to be trading securities or held to maturity are classified as investments available for sale. Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from the value that might be realized if the Company were to sell or close out the transactions. Management does not believe such differences are substantial to the Company's results of operations, financial condition, or liquidity. Changes in the fair market value of trading securities are reflected on the income statement. Temporary changes in the fair market value of investments held for sale are reflected in stockholders' equity. The Company exercises judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment if the fair value was below cost after six months. The Company then considers additional factors such as market conditions, the industry sectors in which the investment entity operates, and the viability and prospects of each entity. A write-down of the related investment is recorded when an impairment is considered other than temporary.

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

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this statement did not result in any material impact.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes. In April 2003, the FASB announced that it would require fair value accounting for stock options in the future, likely beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined. The Company does not anticipate that such a change would have a cash impact.

Inflation and General Economic Conditions

        Although management cannot accurately anticipate effects of domestic and foreign inflation on the Company's operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on the Company's results of operations or financial condition.

Reliance on Principal Client Relationships

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
AT&T Wireless Services, Inc.	28.3%	35.9%	27.2%	35.9%
Microsoft Corp.	27.1%	23.7%	28.4%	24.5%
AT&T Corp.	16.0%	14.2%	15.3%	14.2%
T-Mobile, a subsidiary of Deutsche Telekom	13.9%	14.8%	13.1%	13.7%

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

Variability of Quarterly Operating Results

        The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenues have been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenues and operating results for the three and six months ended June 30, 2003 are not necessarily indicative of revenues or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenues and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenues generated from the Company's principal clients.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of June 30, 2003. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 2001, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2002.

Interest Rate Sensitivity and Other General Market Risks

        Cash and Cash Equivalents.    The Company had $11.9 million in cash and cash equivalents, which consisted of: (i) $6.5 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 1.03%; and (ii) $5.4 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. On August 5, 2003 the Board of Directors declared a quarterly cash dividend of $0.36 per share, payable August 29, 2003 to StarTek holders of record on August 15, 2003. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

        Investments Available for Sale.    The Company had investments available for sale, which, in the aggregate, had a basis and fair market value of $44.1 million and $44.8 million, respectively. Investments available for sale generally consisted of investment-grade corporate bonds, non investment-grade corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations thereon increase.

        Fair market value of and estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in these bonds can be expected to be materially and adversely affected.

        The table below provides information as of June 30, 2003 about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

		Expected Maturity Date -Basis- (dollars in thousands)
	Weighted Average Interest Rates
		1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
Corporate bonds	5.21%	$5,249						$5,249	$5,252
Corporate bonds	7.16%		$10,884					10,884	11,037
Corporate bonds	6.65%			$3,353				3,353	3,299
Corporate bonds	8.14%				$5,497			5,497	6,044
Corporate bonds	0.00%						$1,185	1,185	1,110

Total	6.58%	$5,249	$10,884	$3,353	$5,497	$—	$1,185	$26,168	$26,742

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

        As part of its investments available for sale portfolio, the Company was invested in equity securities that, in aggregate, had a basis and fair market value of $17.9 million and $18.1 million, respectively.

        Outstanding Debt of the Company.    As of June 30, 2003, the Company had outstanding debt of $5.6 million, $0.1 million of which bears no interest as long as the Company complies with the terms of the debt arrangement. The payments on this non interest-bearing note are funded through certain incentive provisions.

        The following table provides information as of June 30, 2003 about loans entered into by the Company that are secured by the equipment purchased with the loan proceeds:

Loan date	Term	Interest rate	Outstanding	Covenants/Penalties
10/22/99	48 months	Variable (2.4% at 6/30/03)	$0.2 million	Maintenance of certain operating ratios.
11/2/01	48 months	5.02%	$4.7 million US (Canadian loan)	Penalty if prepaid in first two years.
12/6/01	48 months	5.41%	$0.5 million US (Canadian loan)	Penalty if prepaid in first two years.

        As of June 30, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants of these loans.

        Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (3.0% as of June 30, 2003). As of June 30, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under this line of credit. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks, General Market Risks, and Other Risks

        Equity Securities.    The Company held in its investments available for sale portfolio certain equity securities with basis and fair market value as of June 30, 2003, in the aggregate, of $17.9 million and $18.1 million, respectively. Equity securities primarily consisted of publicly traded common stock of U.S. based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on the Company's equity investments. Also, prices of common stocks held by the Company could generally be expected to be adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, or as groups of companies, as well as adverse economic conditions generally. The company has partially hedged against some equity price changes.

        Trading Securities.    The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value as of June 30, 2003, of $6.0 million and $7.3 million, respectively. Trading securities consisted primarily of U.S. and international mutual funds, investments in limited partnerships, and U.S. equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of June 30, 2003, the Company had sold call options for a total of 5,000 shares of U.S. equity securities which, in the aggregate, had a basis and market value of approximately $2,000 and $300, and sold put options for a total of 76,000 shares of U.S. equity securities which, in the aggregate, had a basis and market value of approximately $28,000 and $15,000. The foregoing call and put options were reported net as components of trading securities and expire between July and November 2003.

        Risk of loss to the Company regarding its current investments in the event of nonperformance by any party is not considered substantial. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from values that might be realized if the Company were to sell or close out the transactions. Management does not believe such differences are substantial to the Company's results of operations, financial condition, or liquidity. The foregoing call and put options may involve elements of credit and market risks in excess of the amounts recognized in the Company's financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse effect on the Company's portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, or groups of companies, as well as adverse economic conditions generally.

Foreign Currency Exchange Risks

        Of the Company's revenues for the three months ended June 30, 2003, 2.8% were derived from arrangements whereby the Company received payments from clients in currencies other than U.S. dollars. Terms of the Company's agreements with clients and subcontractors are typically in U.S. dollars except for certain agreements related to its United Kingdom and Canada operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenues realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenues, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenues and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its international operations.

Item 4. Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  On May 29, 2003, the Company held its 2003 annual meeting of stockholders (the "Annual Meeting").

  (b)
  One matter voted on at the Annual Meeting was the election of all six directors of the Company. The six nominees, five of whom were existing directors of the Company, were elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election as set forth below:

Nominees	For Election		Withheld
A. Emmet Stephenson, Jr.	9,330,915	(83.52%)	1,840,664	(16.48%)
William E. Meade, Jr.	9,587,994	(85.82%)	1,583,885	(14.18%)
Michael W. Morgan	9,329,842	(83.51%)	1,841,737	(16.49%)
Ed Zschau	10,851,739	(97.14%)	319,940	(2.86%)
Hank Brown	10,851,511	(97.13%)	320,168	(2.87%)
Michael Shannon	10,851,711	(97.14%)	319,968	(2.86%)
  (c)
  The only other matter voted upon at the Annual Meeting was a proposal to ratify and approve the selection of Ernst & Young LLP as the Company's independent auditors for 2003. This proposal, which was approved, received the number and percentage of votes as set forth below:

	Votes
For	11,052,013	(98.93%)

Against	118,800	(1.06%)

Abstain	866	(0.01%)

  (d)
  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.32	Credit Agreement and $10,000,000 Revolving Line of Credit Note dated June 30, 2003 between StarTek, Inc. and StarTek USA, Inc. and Wells Fargo Bank, National Association
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by David I. Rosenthal
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by David I. Rosenthal.
  (b)
  Reports on Form 8-K

    On May 7, 2003, the Company filed a report on Form 8-K under Item 5, reporting its press release dated May 7, 2003 regarding first quarter results of operations for 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (Registrant)
Date:	August 14, 2003	/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr. Chairman of the Board
Date:	August 14, 2003	/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr. President, Chief Executive Officer, and Director
Date:	August 14, 2003	/s/ DAVID I. ROSENTHAL David I. Rosenthal Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)