Form 10-Q
period 2003-09-30
STARTEK INC
filed 2003-11-14
CIK 1031029

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2003.
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

        Common Stock, $.01 par value—14,291,761 shares as of November 11, 2003.

STARTEK, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,143	$13,944
Investments	44,022	48,691
Trade accounts receivable, less allowance for doubtful accounts of $816 and $816, respectively	37,232	32,719
Inventories	1,463	2,171
Income tax receivable	335	—
Deferred tax assets	4,300	3,781
Prepaid expenses and other assets	958	809

Total current assets	101,453	102,115
Property, plant and equipment, net	38,797	48,207
Long-term deferred tax assets	110	1,382
Other assets	61	185

Total assets	$140,421	$151,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,156	$8,129
Accrued liabilities	7,235	9,886
Income taxes payable	—	304
Current portion of long-term debt	2,221	2,158
Other	462	334

Total current liabilities	21,074	20,811
Long-term debt, less current portion	4,261	2,691
Other	492	929
Stockholders' equity:
Common stock	142	143
Additional paid-in capital	50,060	52,019
Cumulative translation adjustment	(123)	112
Unrealized gain (loss) on investments available for sale	(738)	829
Retained earnings	65,253	74,355

Total stockholders' equity	114,594	127,458

Total liabilities and stockholders' equity	$140,421	$151,889

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue	$52,095	$60,002	$141,406	$165,058
Cost of services	39,016	44,448	106,030	124,549

Gross profit	13,079	15,554	35,376	40,509
Selling, general and administrative expenses	5,834	7,146	16,133	20,699

Operating profit	7,245	8,408	19,243	19,810
Net interest income and other	47	986	1,013	2,850

Income before income taxes	7,292	9,394	20,256	22,660
Income tax expense	2,786	3,494	7,754	8,429

Net income (A)	$4,506	$5,900	$12,502	$14,231

Weighted average shares of common stock (B)	14,168,463	14,248,378	14,124,884	14,220,574
Dilutive effect of stock options	227,991	432,674	237,192	338,656

Common stock and common stock equivalents (C)	14,396,454	14,681,052	14,362,076	14,559,230

Earnings per share:
Basic (A/B)	$0.32	$0.41	$0.89	$1.00
Diluted (A/C)	$0.31	$0.40	$0.87	$0.98

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2003
Operating Activities
Net income	$12,502	$14,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,882	7,478
Deferred income taxes	3,072	(1,815)
Net (gain) loss on sale of assets	2	(28)
Changes in operating assets and liabilities:
Sales of trading securities, net	1,856	1,956
Trade accounts receivable, net	(739)	4,513
Inventories	536	(708)
Prepaid expenses and other assets	403	25
Accounts payable	(3,655)	(3,027)
Income taxes payable	(2,171)	1,105
Accrued and other liabilities	1,595	2,960

Net cash provided by operating activities	20,283	26,690
Investing Activities
Purchases of investments available for sale	(31,785)	(38,792)
Proceeds from disposition of investments available for sale	18,803	34,657
Purchases of property, plant and equipment	(3,495)	(15,328)
Proceeds from disposition of property plant and equipment	38	129

Net cash used in investing activities	(16,439)	(19,334)
Financing Activities
Stock options exercised	1,531	1,494
Principal payments on borrowings, net	(4,295)	(2,428)
Dividends on common stock	—	(5,128)

Net cash used in financing activities	(2,764)	(6,062)
Effect of exchange rate changes on cash	320	(493)

Net increase in cash and cash equivalents	1,400	801
Cash and cash equivalents at beginning of period	14,282	13,143

Cash and cash equivalents at end of period	$15,682	$13,944

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$341	$220
Income taxes paid	$6,601	$9,109
Increase in unrealized gain (loss) on investments available for sale, net of tax	$(3,195)	$1,567

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and nine months ended September 30, 2003 are not necessarily indicative of operating results that may be expected during any other interim period of 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income, as reported	$4,506	$5,900	$12,502	$14,231
Fair value-based compensation cost, net of tax	916	359	2,536	2,173

Pro forma net income	$3,590	$5,541	$9,966	$12,058

Basic earnings per share
As reported	$0.32	$0.41	$0.89	$1.00
Pro forma	$0.25	$0.39	$0.71	$0.85
Diluted earnings per share
As reported	$0.31	$0.40	$0.87	$0.98
Pro forma	$0.25	$0.38	$0.69	$0.83

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes. It is expected FASB may require fair value accounting for stock options in the future, potentially beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined. The Company does not anticipate that such a change would have a cash impact.

2.     Earnings Per Share

        Basic earnings per share is computed based on weighted average number of common shares outstanding. Diluted earnings per share is computed based on weighted average number of common shares outstanding plus effects of outstanding stock options using the "treasury stock" method.

3.     Investments

        As of December 31, 2002, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,627	$610	$(9)	$17,228
Equity securities	21,172	175	(1,947)	19,400

Total	$37,799	$785	$(1,956)	$36,628

        As of September 30, 2003, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$28,068	$1,180	$(88)	$29,160
Equity securities	13,866	834	(606)	14,094

Total	$41,934	$2,014	$(694)	$43,254

        As of September 30, 2003, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Basis	Estimated Fair Value
Corporate bonds maturing within:
One year or less	$8,234	$8,271
Two to five years	18,649	19,699
Due after five years	1,185	1,190

	28,068	29,160
Equity securities	13,866	14,094

Total	$41,934	$43,254

        Equity securities primarily consisted of publicly traded common stock of U.S.-based companies, equity mutual funds, and real estate investment trusts.

        As of December 31, 2002, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $6,214 and $7,394, respectively. As of September 30, 2003, the Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value of $4,002 and $5,437, respectively. Trading securities consisted primarily of U.S. and international mutual funds and investments in limited partnerships. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of September 30, 2003, the Company had sold call options for a total of 96,000 shares of U.S. equity securities which, in the aggregate, had a basis and fair market value of $13 and $8, respectively, and sold put options for a total of 119,000 shares of U.S. equity securities which, in the aggregate, had a basis and fair market value of $63 and $92, respectively. The foregoing call and put options were reported net as components of trading securities and expire between October 18, 2003 and November 22, 2003.

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

	December 31, 2002	September 30, 2003
Purchased components and fabricated assemblies	$1,373	$1,749
Finished goods	90	422

Total	$1,463	$2,171

5.     Principal Clients

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
AT&T Wireless Services, Inc.	25.9%	38.9%	26.7%	37.0%
Microsoft Corp.	35.6%	24.6%	31.0%	24.5%
T-Mobile, a subsidiary of Deutsche Telekom	12.6%	14.2%	12.9%	13.9%
AT&T Corp.	13.2%	12.8%	14.5%	13.7%

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenue, operating results, and financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of September 30, 2003.

6.     Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders' equity, exclusive of transactions with owners. Comprehensive income was $3,055 and $6,186 for the three months ended September 30, 2002 and 2003, respectively. Comprehensive income was $9,562 and $16,033 for the nine months ended September 30, 2002 and 2003, respectively.

7.     Related Party Transactions

        The Company leased office space from a related party at an annual rent of $165 until the building was sold to an unrelated third party on October 27, 2003. Management believes the terms of the lease were consistent with prevailing market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this Form 10-Q which are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as "may", "will", "should", "anticipates", "expects", "believes", "plans", "future", "estimate", "continue", and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, inflation and general economic conditions in the Company's and its clients' markets, risks associated with the Company's reliance on principal clients, loss or delayed implementation of a large project or service offering for a principal client, which could cause substantial quarterly variation in the Company's revenue and earnings, difficulties in managing rapid growth, risks associated with rapidly changing technology, dependence on labor force, risks associated with international operations and expansion, risks from offshore competition, control by principal stockholders, dependence on key personnel, dependence on key industries and trends toward outsourcing, risks associated with the Company's contracts, highly competitive domestic and international markets, risks of business interruptions, volatility of the Company's stock price, risks related to the Company's Internet web site operations, risks related to the Company's portfolio of Internet domain names, and risks related to changes in valuation of the Company's investments. These factors include risks and uncertainties beyond the Company's ability to control, and, in many cases, the Company and its management cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and the Company undertakes no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2002.

        The following table sets forth certain unaudited condensed consolidated income statement data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	74.9	74.1	75.0	75.5

Gross profit	25.1	25.9	25.0	24.5
Selling, general and administrative expenses	11.2	11.9	11.4	12.5

Operating profit	13.9	14.0	13.6	12.0
Net interest income and other	0.1	1.6	0.7	1.7

Income before income taxes	14.0	15.6	14.3	13.7
Income tax expense	5.3	5.8	5.5	5.1

Net income	8.7%	9.8%	8.8%	8.6%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Revenue.    Revenue increased $7.9 million, or 15.2%, from $52.1 million to $60.0 million during the three months ended September 30, 2002 and 2003, respectively. This increase was due to increased revenue from business process management services, partially offset by a decrease in supply chain management services.

        Cost of Services.    Cost of services increased $5.4 million, or 13.9%, from $39.0 million to $44.4 million during the three months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, cost of services was 74.9% and 74.1% during the three months ended September 30, 2002 and 2003, respectively. This percentage decrease was primarily a result of a change in the mix of product services provided, partially offset by a weakened U.S. dollar in connection with the Company's Canadian operations.

        Gross Profit.    Gross profit increased $2.5 million, or 18.9%, from $13.1 million to $15.6 million during the three months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, gross profit was 25.1% and 25.9% during the three months ended September 30, 2002 and 2003, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $1.3 million, or 22.5%, from $5.8 million to $7.1 million during the three months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses were 11.2% and 11.9% during the three months ended September 30, 2002 and 2003, respectively. This increase is primarily due to the addition of management personnel and increased infrastructure costs not present in the third quarter of 2002.

        Operating Profit.    As a result of the foregoing factors, operating profit increased $1.2 million, or 16.1%, from $7.2 million to $8.4 million during the three months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, operating profit was 13.9% and 14.0% during the three months ended September 30, 2002 and 2003, respectively.

        Net Interest Income and Other.    Net interest income and other increased $0.9 million, from $47,000 to $1.0 million during the three months ended September 30, 2002 and 2003, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The increase is primarily due to improved market conditions, partially offset by lower interest rates.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $2.1 million, or 28.8%, from $7.3 million to $9.4 million during the three months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, income before income taxes increased from 14.0% to 15.6% during the three months ended September 30, 2002 and 2003, respectively.

        Income Tax Expense.    Income tax expense during the three months ended September 30, 2002 and 2003 reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.2% and 37.2%, respectively.

        Net Income.    Based on the factors discussed above, net income increased $1.4 million, or 30.9%, from $4.5 million to $5.9 million during the three months ended September 30, 2002 and 2003, respectively.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Revenue.    Revenue increased $23.7 million, or 16.7%, from $141.4 million to $165.1 million during the nine months ended September 30, 2002 and 2003, respectively. This increase was due to increased revenue from business process management services, partially offset by a decrease in supply chain management services.

        Cost of Services.    Cost of services increased $18.5 million, or 17.5%, from $106.0 million to $124.5 million during the nine months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, cost of services was 75.0% and 75.5% during the nine months ended September 30, 2002 and 2003, respectively. This percentage increase was primarily a result of the costs from the ramp-up of two additional facilities and a weakened U.S. dollar in connection with the Company's Canadian operations, partially offset by the mix of product services provided.

        Gross Profit.    Due to the foregoing factors, gross profit increased $5.1 million, or 14.5%, from $35.4 million to $40.5 million during the nine months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, gross profit was 25.0% and 24.5% during the nine months ended September 30, 2002 and 2003, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $4.6 million, or 28.3%, from $16.1 million to $20.7 million during the nine months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses were 11.4% and 12.5% during the nine months ended September 30, 2002 and 2003, respectively. This increase is primarily due to the addition of management personnel and increased infrastructure costs not present in the first nine months of 2002.

        Operating Profit.    As a result of the foregoing factors, operating profit increased from $19.2 million to $19.8 million during the nine months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, operating profit was 13.6% and 12.0% during the nine months ended September 30, 2002 and 2003, respectively.

        Net Interest Income and Other.    Net interest income and other increased $1.8 million, or 181.3%, from $1.0 million to $2.8 million during the nine months ended September 30, 2002 and 2003, respectively. Substantially all net interest income and other continues to be derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of the Company's various debt and lease arrangements. The increase is primarily due to improved market conditions, partially offset by lower interest rates.

        Income Before Income Taxes.    As a result of the foregoing factors, income before income taxes increased $2.4 million, or 11.9%, from $20.3 million to $22.6 million during the nine months ended September 30, 2002 and 2003, respectively. As a percentage of revenue, income before income taxes decreased from 14.3% to 13.7% during the nine months ended September 30, 2002 and 2003, respectively.

        Income Tax Expense.    Income tax expense during the nine months ended September 30, 2002 and 2003 reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.3% and 37.2%, respectively.

        Net Income.    Based on the factors discussed above, net income increased $1.7 million, or 13.8%, from $12.5 million to $14.2 million during the nine months ended September 30, 2002 and 2003, respectively.

Liquidity and Capital Resources

        Since its initial public offering, the Company has primarily financed its operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements.

        The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the "Bank") that expires on September 30, 2005. Borrowings under the line of credit bear interest at the Bank's prime rate minus 1% (3.00% as of September 30, 2003). Under this line of credit, the

Company is required to maintain minimum tangible net worth of $80.0 million and operate at a profit. The Company may not pay dividends in an amount that would cause a failure to meet these financial covenants. As of September 30, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants, and no balance was outstanding under the line of credit.

        As of September 30, 2003, the Company had cash, cash equivalents, and investment balances of $62.6 million, working capital of $81.3 million, and stockholders' equity of $127.5 million. Cash and cash equivalents are not restricted. On November 5, 2003 the Board of Directors declared a quarterly cash dividend of $0.37 per share, payable November 25, 2003 to StarTek holders of record on November 14, 2003. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for further discussions regarding the Company's cash, cash equivalents, investments available for sale, and trading securities.

        Net cash provided by operating activities was $20.3 million and $26.7 million for the nine months ended September 30, 2002 and 2003, respectively. The increase was primarily a result of additional cash flow from the collection of accounts receivable and other net changes in operating assets.

        Net cash used in investing activities was $16.4 million and $19.3 million for the nine months ended September 30, 2002 and 2003, respectively. This increase was primarily due to an increase in purchases of property, plant, and equipment, offset by a decrease in net purchases of investments available for sale.

        Net cash used in financing activities was $2.8 million and $6.1 million for the nine months ended September 30, 2002 and 2003, respectively. Financing activities during both periods consisted of principal payments on borrowings, partially offset by proceeds from exercises of employee stock options. The third quarter of 2003 also included a dividend distribution of $5.1 million.

        The effect of currency exchange rate changes on translation of the Company's United Kingdom operations was not substantial during the nine months ended September 30, 2003. However, the Canadian dollar strengthened against the U.S. dollar in the first nine months of 2003, and did increase the cost of services in the Company's Canadian operations. Terms of the Company's agreements with clients and subcontractors are typically in U.S. dollars except for certain agreements related to its United Kingdom and Canada operations. If the international portion of the Company's business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. See "Quantitative and Qualitative Disclosure About Market Risk" set forth herein for a further discussion of the Company's exposure to foreign currency exchange risks in connection with its investments.

        Management believes the Company's cash, cash equivalents, investments, anticipated cash flows from future operations, and $10.0 million line of credit will be sufficient to support its operations, capital expenditures, and various repayment obligations under its debt and lease agreements for the foreseeable future. Liquidity and capital requirements depend on many factors, including, but not limited to, the Company's ability to retain or successfully and timely replace its principal clients and the rate at which the Company expands its business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to support the Company's activities in the short or long-term, the Company will be required to raise additional funds through public or private financing. Additional financing may not be available, or if available, it may not be available on terms favorable to the Company.

Contractual Obligations (in thousands)

	Less than one year	One to three years	Four to five years	After five years	Total
Long-term debt(1)	$2,158	$2,639	$52	$—	$4,849
Operating leases(2)	2,546	5,055	4,090	4,917	16,608
Purchase obligations(3)	3,296	3,227	874	—	7,397

Total contractual obligations	$8,000	$10,921	$5,016	$4,917	$28,854

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes. It is expected FASB may require fair value accounting for stock options in the future, potentially beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined. The Company does not anticipate that such a change would have a cash impact.

Inflation and General Economic Conditions

        Although management cannot accurately anticipate effects of domestic and foreign inflation on the Company's operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on the Company's results of operations or financial condition.

Reliance on Principal Client Relationships

        The following table represents revenue concentrations of the Company's principal clients:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
AT&T Wireless Services, Inc.	25.9%	38.9%	26.7%	37.0%
Microsoft Corp.	35.6%	24.6%	31.0%	24.5%
T-Mobile, a subsidiary of Deutsche Telekom	12.6%	14.2%	12.9%	13.9%
AT&T Corp.	13.2%	12.8%	14.5%	13.7%

        The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on the Company's business, revenue, operating results, and financial condition. There can be no assurance the Company will be able to retain its principal clients or, if it were to lose its principal clients, would be able to timely replace such clients that generate a comparable amount of revenue. Additionally, the amount and growth rate of revenue derived from its principal clients in the past is not necessarily indicative of revenue that may be expected from such clients in the future.

Variability of Quarterly Operating Results

        The Company's business is seasonal and is at times conducted in support of product launches for new and existing clients. Historically, the Company's revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of its clients' marketing programs and product launches, which are typically geared toward the holiday buying season. However, the Company's revenue and operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of revenue or operating results that may be experienced in future periods. Additionally, the Company has experienced and expects to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside the Company's control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients' businesses; (v) cyclical nature of certain high technology clients' businesses; and (vi) changes in the amount and growth rate of revenue generated from the Company's principal clients.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks, equity market prices and other general market risks, and foreign currency exchange rates as of September 30, 2003. All of the Company's investment decisions are supervised or managed by its Chairman of the Board. The Company's investment portfolio policy, approved by the Board of Directors during 2001, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" section of the Company's annual report on Form 10-K for the year ended December 31, 2002.

Interest Rate Sensitivity and Other General Market Risks

        Cash and Cash Equivalents.    The Company had $13.9 million in cash and cash equivalents, which consisted of: (i) $10.3 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 0.58%; and (ii) $3.6 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. On November 5, 2003 the Board of Directors declared a quarterly cash dividend of $0.37 per share, payable November 25, 2003 to StarTek holders of record on November 14, 2003. Management considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any substantial loss with respect to its cash and cash equivalents as a result of interest rate changes, and estimated fair value of its cash and cash equivalents approximates original cost.

        Investments Available for Sale.    The Company had investments available for sale, which, in the aggregate, had a basis and fair market value of $41.9 million and $43.3 million, respectively. Investments available for sale generally consisted of investment-grade corporate bonds, non investment-grade corporate bonds, bond mutual funds, and various forms of equity securities. The Company's investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations thereon increase.

        Fair market value of and estimated cash flows from the Company's investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to the Company. If such corporations' financial condition and liquidity adversely changes, the Company's investments in these bonds can be expected to be materially and adversely affected.

        The table below provides information as of September 30, 2003 about maturity dates and corresponding weighted average interest rates related to certain of the Company's investments available for sale:

		Expected Maturity Date -Basis- (dollars in thousands)
	Weighted Average Interest Rates
		1 year	2 years	3 years	4 years	5 years	Thereafter	Total	Fair Value
Corporate bonds	5.77%	$8,234						$8,234	$8,271
Corporate bonds	7.31%		$7,899					7,899	8,213
Corporate bonds	7.27%			$5,748				5,748	5,791
Corporate bonds	8.05%				$5,002			5,002	5,695
Corporate bonds	0.00%						$1,185	1,185	1,190

Total	6.67%	$8,234	$7,899	$5,748	$5,002	$—	$1,185	$28,068	$29,160

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

        As part of its investments available for sale portfolio, the Company was invested in equity securities that, in aggregate, had a basis and fair market value of $13.9 million and $14.1 million, respectively.

        Outstanding Debt of the Company.    As of September 30, 2003, the Company had outstanding debt of $4.8 million. The following table provides information as of September 30, 2003 about loans entered into by the Company that are secured by the equipment purchased with the loan proceeds:

Loan date	Term	Interest rate	Outstanding	Covenants/Penalties
10/22/99	48 months	Variable (2.4% at 9/30/03)	$0.05 million	Maintenance of certain operating ratios.
11/2/01	48 months	5.02%	$4.2 million US (Canadian loan)	Penalty if prepaid in first two years.
12/6/01	48 months	5.41%	$0.5 million US (Canadian loan)	Penalty if prepaid in first two years.

        As of September 30, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants of these loans.

        Management believes a hypothetical 10.0% increase in interest rates would not have a material adverse effect on the Company. Increases in interest rates would, however, increase interest expense associated with the Company's existing variable rate equipment loan and future borrowings by the Company, if any. For example, the Company may from time to time effect borrowings under its $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of the Company's capacity. Borrowings under the $10.0 million line of credit bear interest at the lender's prime rate less 1% (3.0% as of September 30, 2003). As of September 30, 2003 and the date of this Form 10-Q, the Company was in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under this line of credit. In the past, the Company has not hedged against interest rate changes.

Equity Price Risks, General Market Risks, and Other Risks

        Equity Securities.    The Company held in its investments available for sale portfolio certain equity securities with basis and fair market value as of September 30, 2003, in the aggregate, of $13.9 million and $14.1 million, respectively. Equity securities primarily consisted of publicly traded common stock of U.S. based companies, equity mutual funds, and real estate investment trusts. A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on the Company's equity investments. Also, prices of common stocks held by the Company could generally be expected to be adversely affected by increasing inflation and/or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, or groups of companies, as well as adverse economic conditions generally. The Company has partially hedged against some equity price changes.

        Trading Securities.    The Company was invested in trading securities, which, in the aggregate, had an original cost and fair market value as of September 30, 2003, of $4.0 million and $5.4 million, respectively. Trading securities consisted primarily of U.S. and international mutual funds, investments in limited partnerships, and U.S. equity securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of September 30, 2003, the Company had sold call options for a total of 96,000 shares of U.S. equity securities which, in the aggregate, had a basis and market value of approximately $13,000 and $8,000, and sold put options for a total of 119,000 shares of U.S. equity securities which, in the aggregate, had a basis and market value of approximately $63,000 and $92,000. The foregoing call and put options were reported net as components of trading securities and expire between October and November 2003.

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

Foreign Currency Exchange Risks

        Of the Company's revenue for the three months ended September 30, 2003, 2.6% were derived from arrangements whereby the Company received payments from clients in currencies other than U.S. dollars. Terms of the Company's agreements with clients and subcontractors are typically in U.S. dollars except for certain agreements related to its United Kingdom and Canada operations. If an arrangement provides for the Company to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for the Company to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in the Company's previously expected revenue, cost of services, and operating expenses. If the international portion of the Company's business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases the Company's exposure to fluctuations in currency exchange rates. In the past, the Company has not hedged against foreign currency exchange rate changes related to its international operations.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.46	Facility lease dated September 11, 2003 between StarTek Canada Services Ltd. and Bayside Mall Limited.
10.47	Facility lease dated September 12, 2003 between StarTek USA, Inc. and 4-MALI, L.L.C.
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by Eugene L. McKenzie, Jr.
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by Eugene L. McKenzie, Jr.
  (b)
  Reports on Form 8-K

      On August 6, 2003, the Company filed a report on Form 8-K under Items 7 and 12, reporting its press release dated May 5, 2003 regarding first quarter results of operations for 2003.

      On September 12, 2003, the Company filed a report on Form 8-K under Item 5, reporting its Chief Executive Officer's entering into a Rule 10b5-1 compliant plan providing for the sale of Company stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (Registrant)
Date: November 14, 2003	/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr. Chairman of the Board
Date: November 14, 2003	/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr. President, Chief Executive Officer, and Director
Date: November 14, 2003	/s/ EUGENE L. MCKENZIE, JR. Eugene L. McKenzie, Jr. Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)