Form 10-K
period 2003-12-31
STARTEK INC
filed 2004-03-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12793

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

100 Garfield Street Denver, Colorado (Address of principal executive offices)	80206 (Zip code)

(303) 399-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of March 5, 2004, 14,359,051 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2003 was approximately $118 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Forward-Looking Statements

      All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, loss of our principal clients, concentration of our client base in a few select industries, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks relating to fluctuations in the value of our investment securities portfolio, risks associated with advanced technologies, inability to grow our business, inability to effectively manage growth, dependence on qualified employees and key management personnel, potential future declines in revenue, lack of a significant international presence, and risks relating to conducting business in Canada and the United Kingdom. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing elsewhere in this Form 10-K.

PART I

Item 1.	Business

Overview

      We are a leading provider of business process outsourced services, which consist of business process management and supply chain management services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Substantially all of our consumer interactions related to business process management services are initiated by our clients’ customers rather than by us. Our supply chain management services include packaging, fulfillment, marketing support and logistics services.

      Our revenue has grown from $205.2 million in 1999 to $231.2 million in 2003. During the same period, our operating profit has grown from $18.0 million to $31.3 million, representing an increase in our operating margin from 8.8% to 13.5% of revenue. All our growth was achieved organically by developing existing customers and adding new customers rather than through mergers or acquisitions.

      We believe that using our outsourced services allows our clients to achieve the following strategic benefits:

•	focus on their primary business;

•	decrease the necessity to manage and continuously upgrade technology;

•	reduce overhead and working capital needs;

•	replace fixed costs with variable costs;

•	enhance time to market and end-user satisfaction;

•	establish external accountability; and

•	access highly specialized technical skills.

      We have continuously expanded our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. We have a strategic partnership philosophy through which we assess each of our clients’ needs, and together with our clients, develop and implement customized outsourced services. We believe that our corporate culture, long-term relationships with our clients and suppliers, dedicated client service teams, efficient operations, commitment to quality and use of technology, and management techniques provide us with a competitive advantage in attracting clients to outsource their non-core operations.

      We have developed expertise in serving clients in technically-oriented industries, which are characterized by rapid growth, complex and evolving product offerings and large customer bases. These customers require frequent, often sophisticated customer interaction. Additionally, the constant technological advances, risk of obsolescence and high-value nature of our supply chain management clients’ products require them to implement rapid procurement, assembly and other logistical processes.

      Our existing clients are primarily in the telecommunications and computer software industries. We also service clients in the computer hardware, consumer products, cable, entertainment, Internet and e-commerce industries. We believe there are substantial opportunities to cross-sell our wide spectrum of business process outsourced services to existing and future clients. We intend to capitalize on what we expect will be a growing trend toward outsourcing by focusing on potential clients in additional industries, such as financial services and health care, that could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services.

      As of December 31, 2003, we provided services from 17 operational facilities, including six in Colorado (including our corporate headquarters), five in Canada, one in Europe and one in each of Illinois, Oklahoma, Tennessee, Texas and Wyoming. We opened four of our facilities in 2003, including

Sarnia, Ontario, Canada, which commenced operations in November 2003, and Alexandria, Louisiana, which commenced operations in February 2004.

Our Industry

      We believe businesses throughout the world are increasingly focusing on their core competencies and engaging outsourced service companies to perform specialized, non-core functions and services. Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage staffing and capital resources and improve customer and technical information gathering and utilization. To realize these advantages, companies are outsourcing the process of planning, implementing and controlling the efficient flow of goods, services, technical support and customer care and related information from point of origin to point of consumption.

      There are various ways and degrees to which customers can use outsourced services. In general, businesses could choose to outsource a discrete, standalone activity (such as order processing) or outsource a comprehensive set of business activities that make up a defined function or department, such as customer support and supply chain management. In discrete outsourcing assignments, we believe that the client generally retains control over strategic decisions, and that the vendor has very little strategic involvement other than ensuring the accurate, efficient administration of the delegated activity. In situations involving the outsourcing of a comprehensive set of business activities, we believe that businesses have frequently transferred managerial and strategic responsibilities of the function to the vendor.

      An increasing number of businesses are seeking the services of third party outsourcers to address a wide range of their customer care needs, including technical support services and fulfillment/logistics. As a result, we believe that outsourced customer care services will grow significantly in the coming years. Industry sources estimate that the worldwide customer care services market will grow from approximately $38.1 billion in 2002 to $68.2 billion in 2007, or a compounded annual growth rate of 12.3%. The largest geographic component of this market is the United States, which is expected to grow from $20.3 billion in 2002 to $35.1 billion in 2007, or a compounded annual growth rate of 11.6%. We believe that the main drivers behind this growth stem from the heightened desire by businesses to increase corporate cost controls, operating efficiencies, service capabilities and competitive advantage. In general, we believe that industries having higher levels of customer contact and service volume, such as telecommunications, financial services and retail, tend to seek outsourced services as a more efficient method for managing their technical support and customer care functions.

      Within the worldwide customer care services market, industry sources estimate that two of the largest service categories are customer interaction and fulfillment/logistics, the sizes of which are estimated to be over $30 billion and over $4 billion, respectively, in 2002. We believe that technical support/help desk services are among the fastest growing components of the customer interaction category, driven by the desire of businesses in the telecommunications, information technology and consumer devices industries to outsource their customer support needs at a cost lower than they could achieve internally. We also believe that fulfillment/logistics services will grow at a rate faster than the overall worldwide customer care services industry, owing to the need by businesses to achieve faster time to market, rapid inventory turns, greater focus on core competencies and lower costs.

      As the business environment continues to evolve, we believe it has become more difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to provide business process services on a cost-effective basis. We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.

Competition

      We compete on the basis of quality, reliability of service, price, efficiency, speed, and flexibility in tailoring services to client needs. We believe that our comprehensive, integrated services, deep expertise in technically-centric industries, ability to rapidly expand our capacity, and ability to tailor our services to our clients’ needs differentiate us from non-client competitors. We continuously explore new outsourced service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses. We believe we can develop superior outsourced services for these clients by addressing such inefficiencies on a cost-effective basis.

      We believe that we compete primarily with in-house process management operations of our current and potential clients. Such in-house operations include customer care, technical support, supply chain management, Internet operations and e-commerce support. We also compete with a number of companies that provide similar services on an outsourced basis. In business process management services, we compete with technical support and customer care companies such as APAC Customer Services, Inc.; Convergys Corporation; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc.; and West Corporation. In supply chain management services, we compete directly or indirectly with fulfillment and processing companies such as Banta Corporation; Modus Media International, Inc.; and Zomax Incorporated.

Our Competitive Strengths

      We believe the following competitive strengths allow us to become an integral part of our clients’ business and contribute to our strong market position, and will enable us to continue to enhance our established presence as a leading provider of business process outsourced services:

•	Comprehensive, Integrated Outsourced Services. We have the expertise and resources to become the one source provider for a significant portion of our clients’ business process needs, including assembly, order processing, distribution, technical support and customer care. We strive to design our business process management and supply chain management services, along with their corresponding processes and systems, to provide a comprehensive package of services for our clients. We believe that our end-to-end business process outsourcing capabilities provide us with a significant advantage over competitors that outsource discrete functionalities on a per service basis.

•	Ability to Accommodate Specialized Requirements. We have developed specialized expertise to address the needs of clients in technically-oriented industries, such as telecommunications, which generally entail critical, complex and high-volume market support requirements. Each major client relationship is led by a dedicated team of business professionals with many years of experience in the industry in which they are involved, and our technical support employees receive in-depth training in the technical aspects of our clients’ products. This allows us to offer specialized services specifically targeted at our clients’ needs. Our supply chain management processes address fulfillment challenges across many industries involving high technology and high-value goods by rapidly integrating assembly, packaging, warehousing, distribution and tracking to accelerate our clients’ time to market and reduce their risk of product obsolescence.

•	Scalable, Flexible Business Model. Upon a determination that business demand will support the opening of a particular business process outsourced services facility, we are generally able to develop and launch the new facility into operational status in 90 days. We believe our ability to rapidly deploy a new facility significantly differentiates us from our competitors. Our ability to quickly expand capacity allows our clients to rely on us to manage sudden changes in demand for their products. Additionally, we have developed a standardized approach to supply chain management services enabling us to assemble and package various types of products and rapidly change the type of product assembled and packaged.

•	Cost-Effective, High Quality Services. We enable clients to provide their customers with high-quality services that, for most of our clients, are at lower cost than they could achieve through in-house operations. We also believe we provide some of the highest quality outsourced services in the industry at prices that are extremely competitive with other providers of outsourced services. We strategically locate our facilities to take advantage of quality work forces at highly competitive wage rates and we place strong emphasis on the ongoing training and retraining of our employees to apply leading technology and customer care processes with the goal of maximizing customer satisfaction.

•	Technology-Enabled Service Delivery. We use various forms of technology and deploy them as a strategic part of our overall service delivery. We have combined commercially-available technology with our internally-developed business processes and systems to deliver a number of value-added functionalities, including advanced demand forecasting and scheduling capabilities for our clients. We believe our ability to deploy our technology effectively has enabled us to improve efficiency, serve as a transparent extension of our clients, receive telephone calls and data in various forms directly from our clients’ systems and report detailed information to clients on a daily basis concerning the status and results of our services and interactions with customers.

Our Growth Strategy

      We have achieved significant organic growth in our operations as measured by the number of our business process outsourcing facilities, customers, employees, revenue and net income. We expect that our service offerings, which we believe are among the leading types of services that companies may consider for outsourcing, combined with what we believe to be a trend towards businesses focusing on their core competencies, have positioned us well for future growth. The principal elements of our growth strategy are to:

•	Use Our Expertise in Complex Process Management to Address Untapped Opportunities. Through our experience serving clients in technically-oriented industries, we have developed specialized skills in outsourcing complex processes involving sophisticated customer interaction and highly efficient fulfillment processes. At present, we believe that our processing expertise in a number of services areas, including provisioning management, wireless number porting and receivables management, provide us with a substantial competitive advantage. We intend to apply our existing process management expertise, as well as expertise we develop in the future, to address new client opportunities. We believe that our process management expertise in numerous areas can be applied to situations where clients have not previously explored the potential advantages of an outsourced alternative.

•	Strengthen Strategic Partnerships and Long-Term Relationships with Existing Clients. We seek to develop long-term client relationships, primarily with large companies, and we believe that we will continue to sell additional business process outsourced services to our existing clients. Through the creation of our client services organization, we have been successful in identifying opportunities to provide additional services to some of our larger clients, and we intend to aggressively pursue these opportunities in the future. We invest significant resources to establish strategic partnership relationships and to understand each client’s processes, culture, decision parameters, and goals so as to develop and implement customized services. We believe this client-oriented, value-added, integrated approach to addressing our clients’ needs distinguishes us from our competitors and plays a key role in our ability to attract and retain clients on a long-term basis.

•	Further Strengthen Our Management Team with Key Hires. Since 2001, we have strengthened our senior and middle management ranks through the hiring or promotion of experienced personnel, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Information Officer and various business unit leaders. Our significant management recruiting efforts have allowed us to focus on establishing operational and service excellence while controlling costs. We pursued this proactive strategy to address the challenges arising from our organization’s robust growth in terms of financial scale, operating footprint and scope of services offered. We intend to continue to recruit for key positions in our organization, particularly in sales and marketing, so that we may further capitalize on the market position and competitive momentum we have developed to date.

•	Expand Our Client Base in New Vertical Markets. We are currently seeking to expand the industries to which we provide our wide spectrum of business process outsourced services by targeting select clients in the financial services and health care industries. We believe that clients in these industries could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services. We seek to develop a balanced revenue mix, principally by targeting Fortune 1000 companies in vertical markets characterized by high growth and sophisticated product offerings.

•	Maintain a Disciplined Approach to Expansion. We plan to grow our revenue organically through staged expansion of the services we provide to our existing or potential clients, or through rapid deployment of capacity to assist our clients in responding to demand for their products or services. For our staged expansion strategy, we seek to obtain new clients or provide new services to existing clients by providing highly competitive pricing. Once engaged to provide a service, we seek to deliver service quality that exceeds our clients’ value expectations, which should position us well to expand the scale and profitability of that project. For our capacity deployment strategy, we seek to maintain enough available capacity to meet our clients’ sudden surges in demand while maintaining high capacity utilization levels throughout our organization.

•	Explore International Opportunities. We will continue to explore international opportunities. We are evaluating international locations for potential new facilities in regions that offer labor cost advantages and technical, language and quality support capabilities meeting or exceeding our clients’ requirements. While we have historically operated in the United Kingdom and have recently continued our expansion in Canada, we are evaluating the addition of substantial capacity in other international locations, possibly India or the Philippines, with available technical support capacity sufficient to allow us to maintain our level of service quality, but with lower wage structures than those prevailing in the United States.

Business Process Outsourced Services

      Through our business process management and supply chain management services, we offer a wide spectrum of business process outsourcing platforms designed to provide cost-effective and efficient management services for non-core operations of our clients. We work closely with our clients to develop, refine and implement efficient and productive integrated outsourced services that link us with our clients and their customers.

      Business Process Management Services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Substantially all of our business process management services are inbound calls initiated by our clients’ customers rather than outbound calls initiated by us.

      Our provisioning management personnel are responsible for managing the installation and providing ongoing support services for large-scale telecommunications networks for client customers. This service includes the outsourced installation and ongoing support for telecommunications systems such as frame relay, asynchronous transfer mode, private line connections and voice networks. Service representatives manage relationships between our client and its customers on a transparent basis. Our services enable a client to provide telecommunications services to their customers more efficiently and cost effectively.

      We provide wireless number portability contact services to facilitate porting requests and to resolve related problems that escalate from the normal transfer system. As a result of mandates under the Federal Telecommunications Act of 1996, wireless carriers must provide wireless number portability, or the ability of consumers to keep their mobile phone numbers when changing service providers, to customers in the 100 largest metropolitan statistical areas in the United States. The wireless number portability requirement became effective on November 24, 2003. Our wireless number portability services, which include both automated and live agent interaction, facilitate pre-port validation, data collection, automatic processing of port-out/in requests, direct and automated interface with the service order activation platform, fallout management tool and port request tracking and archiving. By substantially reducing the need for capital expenditures relating to number porting, we free up capital for our clients to invest in front-end technology to support the wireless number portability process.

      Our receivables management service allows our clients to minimize the risk of non-payment by automatically transferring the calls made by delinquent customers to us, at which point we attempt to induce the customers to pay their bill in order to continue their wireless service. Customers may bring their bill current though credit or debit card payments, electronic checks and Western Union vouchers. This service allows us to help our clients reduce their days sales outstanding and writeoffs for bad debt.

      We also provide our wireless carrier clients with wireless number activation services. This allows mobile phone users to activate their services through us after entering into a service agreement with our carrier clients. The process can be completed automatically or through a live agent interaction.

      Our service representatives provide high-end technical support services by telephone, e-mail, facsimile and the Internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer’s purchase of a product or service, or by a customer’s need for ongoing technical assistance. Customers of our clients dial a technical support number listed in their product or service manuals and, based on touch-tone responses, are automatically connected to an appropriate StarTek service representative specially trained in the use of the product with access to computerized knowledge databases. Each of our service representatives acts as a transparent extension of our client when resolving complaints, diagnosing and resolving product or service problems, or answering technical questions.

      Supply Chain Management Services. Our supply chain management services include packaging, fulfillment, marketing support and logistics services. The processes included in such services generally include development of product packaging based on our clients’ product specifications and distribution requirements. In addition, we provide product-related software programs for telephone, facsimile, e-mail and Internet interactions involving product order processing, fulfillment and technical support.

      This element of our business was historically dominated by the product assembly and packaging services we provided to Microsoft Corporation, which have declined in recent fiscal years and which we expect to continue to decline. However, we believe that other opportunities exist that will enable us to continue to offer supply chain management services as an integral part of our business process outsourced services. We believe that if we are successful in selling these types of services, we could deliver them at high volumes, and in addition, could have opportunities to further diversify our client base through subsequent contacts with consumer products companies whose products we could process for mass retailers.

      When we are selected by a client to provide product assembly and packaging services, we qualify, select, certify and manage the sourcing and manufacturing of various products and related components. Such products and related components are then assembled and packaged at our facilities. We monitor supplier quality by visiting manufacturing facilities and use just-in-time production to minimize inventory in our warehouses. We believe that our strong, long-term relationships with multiple suppliers allow us to be flexible and responsive to our clients, while minimizing cost and dependency on any single supplier. In addition, our assembly lines have been designed with significant flexibility, enabling us to assemble and package various types of products and rapidly change the type of product assembled.

      We receive product orders via file transfer protocol, the Internet, electronic data interchange, facsimile, as well as through our product order telephone services and e-commerce support services. We ship and track products to distribution centers, individual stores and our clients’ customers directly.

Domain.com Operations

      In addition to our business process outsourced services, we own a portfolio of branded vertical market Internet web sites and currently manage or lease to third parties a number of those sites, including airlines.com, wedding.com, wholesale.com, electronics.com, doctors.com, and hospitals.com. While this business has not generated significant revenue for us in the past, we believe we can use the strategic relationships generated from our vertical market web sites to cross sell our business process outsourced services.

International Operations

      We provide business process management services on an international basis from Canada and the United Kingdom. Our facilities in Canada provide business process management services, in particular technical support services, for clients in North America. Our operations in Canada generated 29.8% of our revenue during 2003 and 20.7% during 2002. Our facilities in the United Kingdom provide most of our business process outsourced service platforms for clients in Europe, including business process management services such as technical support in several languages, and supply chain management such as product order fulfillment. Our United Kingdom operations generated 2.5% of our revenue during 2003 and 3.6% during 2002.

Clients

      Our four largest customers, AT&T Wireless Services, Inc., Microsoft Corporation, T-Mobile, a subsidiary of Deutsche Telekom, and AT&T Corporation, account for a significant percentage of our revenue. In 2003, AT&T Wireless Services accounted for 38.1% of our revenue, Microsoft Corporation accounted for 21.7%, T-Mobile, 16.1%, and AT&T Corporation, 13.1%. In 2002, AT&T Wireless Services accounted for 26.3% of our revenue, Microsoft Corporation accounted for 34.4%, T-Mobile, 12.2%, and AT&T Corporation, 13.3%. AT&T Wireless Services has announced that it has entered an agreement to be acquired by Cingular Wireless LLC. The portion of our revenue generated by Microsoft Corporation has decreased because of changes in the way software is packaged and purchased and as a result of Microsoft Corporation decreasing the number of supply chain management vendors with which it deals, and we expect these trends to continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” set forth herein for a discussion of the risks associated with our reliance on these primary client relationships.

Employees and Training

      Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly and temporary employees during peak periods is critical to our ability to provide high quality outsourced services. To maintain good employee relations and to minimize turnover, we attempt to offer competitive pay and a range of employee benefits, and to provide employees with clear, visible career paths. To meet our service objectives, we also use temporary employees. As of December 31, 2003, we had approximately 5,942 full-time equivalent employees. The number of temporary employees we have at any time varies substantially due to fluctuations in our clients’ businesses. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. We consider our employee relations to be good. None of our employees belong to labor unions or are covered by collective bargaining agreements.

Corporate Information

      The predecessor to our business was founded in 1987, and we have provided business process outsourced services since our inception, initially through two of our operating subsidiaries, StarTek USA, Inc. and StarTek Europe, Ltd. On December 30, 1996, we incorporated in Delaware as a holding company for our wholly-owned operating subsidiaries, and on June 19, 1997 we completed an initial public offering of our common stock. In 1998, we formed StarTek Pacific, Ltd., a Colorado corporation, and Domain.com, Inc., a Delaware corporation, as additional wholly-owned subsidiaries. In 2001, we formed StarTek Canada Services, Ltd., a Nova Scotia, Canada corporation, which is also a wholly-owned subsidiary.

      Our principal office is located at 100 Garfield Street, Denver, Colorado 80206, our telephone number is (303) 399-2400, and our Internet address is www.startek.com.

Web Site Availability of Reports

      Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site (www.startek.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2.	Properties

Facilities

      As of December 31, 2003 we owned or leased the following facilities, containing in aggregate approximately 1,273,000 square feet:

Properties	Year Opened	Square Feet	Leased or Owned

U.S. Facilities

Greeley, Colorado	1987	100,000	Company Owned
Aurora, Colorado	1995	138,000	Company Owned(a)
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned
Clarksville, Tennessee	1998	305,000	Company Owned(b)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring, Texas	1999	30,000	Leased
Enid, Oklahoma	2000	47,524	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Denver, Colorado	2000	13,800	Leased(c)
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased(d)
International Facilities

Hartlepool, England(2)	1993	73,000	Leased(e)
Kingston, Ontario Canada	2001	49,000	Company Owned
Kingston, Ontario Canada	2001	20,000	Leased
Cornwall, Ontario Canada	2001	74,000	Leased
Regina, Saskatchewan Canada	2003	61,988	Leased
Sarnia, Ontario Canada	2003	37,000	Leased

      Substantially all of our facility space can be used to support any of our business process outsourced services. We believe our existing facilities are adequate for our current operations, but continued capacity expansion could be required to support continued growth. We intend to maintain efficient levels of excess capacity to enable us to readily provide for needs of new clients and increasing needs of existing clients.

(a)	A portion of this facility is subleased to a third party, and we do not currently provide services from this facility.

(b)	Facility is held under a lease financing arrangement underlying Development Revenue Notes issued by the County of Montgomery, Tennessee. We have an option to purchase the facility at the end of the lease term in 2008.

(c)	Company headquarters, which houses executive and administrative employees.

(d)	Commenced operations in February 2004.

(e)	Single lease for two facilities, one of which was in operation as of December 31, 2003.

Item 3.	Legal Proceedings

      We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Price of Common Stock

      Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since June 19, 1997, the effective date of our initial public offering. The following table shows the high and low sales prices per share for our common stock on the New York Stock Exchange for the periods shown.

	High	Low

2002
First Quarter	$24.95	$16.10
Second Quarter	$27.20	$21.46
Third Quarter	$26.76	$20.90
Fourth Quarter	$28.00	$20.25
2003
First Quarter	$30.91	$21.51
Second Quarter	$28.85	$22.60
Third Quarter	$37.10	$25.67
Fourth Quarter	$42.80	$31.55
2004
First Quarter (through March 8, 2004)	$43.15	$38.00

Holders of Common Stock

      As of March 5, 2004, there were 35 stockholders of record and 14,359,051 shares of common stock outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” set forth herein for a discussion of risks related to control that may be exercised over us by our principal stockholders.

Dividend Policy

      On February 24, 2004, we paid a cash dividend of $0.38 per share of common stock, or $5.5 million in the aggregate, to our stockholders of record on February 13, 2004. This dividend increased from the $0.37 per share dividend we declared and paid in November 2003, and the $0.36 per share dividend we declared and paid in August 2003. Prior to August 2003, we did not pay any dividends on our common stock.

      We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and business conditions generally. The terms of our $10 million line of credit prohibit us from paying dividends in an amount that would cause us to fail to meet our financial covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$205,227	$200,750	$182,576	$207,864	$231,189
Cost of services	166,880	153,629	137,622	157,005	171,401

Gross profit	38,347	47,121	44,954	50,859	59,788
Selling, general and administrative expenses	20,338	29,950	25,938	22,562	28,489

Operating profit	18,009	26,171	19,016	28,297	31,299
Net interest income and other	2,814	4,655	4,318	1,986	4,048
Loss on impaired investments	—	—	(15,452)	(6,210)	—

Income before income taxes	20,823	30,826	7,882	24,073	35,347
Income tax expense	7,800	11,406	3,011	8,907	13,149

Net income	$13,023	$19,420	$4,871	$15,166	$22,198

Earnings per share:
Basic	$0.94	$1.39	$0.35	$1.07	$1.56
Diluted	$0.92	$1.36	$0.34	$1.05	$1.52
Weighted average shares outstanding:
Basic	13,874,556	14,016,851	14,053,484	14,140,765	14,243,273
Diluted	14,139,149	14,279,409	14,168,044	14,385,389	14,623,066
Selected Operating Data:
Capital expenditures, net of proceeds	$12,591	$8,625	$19,008	$5,839	$23,736
Depreciation and amortization	$4,715	$5,482	$6,898	$9,220	$10,045
Balance Sheet Data (December 31):
Working capital	$40,214	$56,146	$59,129	$80,379	$77,226
Total assets	101,435	122,283	129,153	140,421	153,607
Total debt	7,424	11,497	11,806	6,482	104
Total stockholders’ equity	$71,046	$91,964	$95,609	$114,594	$133,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of business process outsourced services, which consist of business process management and supply chain management services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Our supply chain management services include packaging, fulfillment, marketing support and logistics services. Currently, we provide services from 18 operational facilities, including our corporate headquarters, totaling over one million square feet in the United States, United Kingdom, and Canada.

      Our revenue has grown from $205.2 million in 1999 to $231.2 million in 2003. During the same period, our operating profit has grown from $18.0 million to $31.3 million, representing an increase in our operating margin from 8.8% to 13.5% of revenue. All our growth was achieved organically by developing existing customers and adding new customers rather than through mergers or acquisitions. Our operating margin has increased as our mix of revenue has shifted to higher margin business process management services.

      Revenue from our business process management services has grown from $31.8 million in 1999 to $165.1 million in 2003. Revenue from our supply chain management services has declined from $173.4 million in 1999 to $66.1 million in 2003. The results of our supply chain management services include the results of our European operations and insignificant revenues from other operations, including our Domain.com subsidiary. In 2003, business process management services constituted 71.4% of our total revenues compared to 15.5% in 1999. In 2003, supply chain management services constituted 28.6% of our total revenues compared to 84.5% in 1999.

      We also recognize income from our investment portfolio. As of December 31, 2003, our portfolio constituted 27.2% of our total assets, and was comprised of investment-grade and non investment-grade corporate bonds, convertible bonds, mutual funds, alternative investment partnerships, common stock and options. Net interest income and other, which is primarily driven by gains or losses in our investment portfolio, has grown from $2.8 million in 1999 to $4.0 million in 2003.

      Our business process management services typically generate higher margins than our supply chain management services. Our growth in revenue has been primarily based on growth in business process management services and we believe that it will continue to be our primary source of revenue growth. Expanding our business process management services will require significant capital expenditures because it will require us to open additional facilities. In addition, we expect our selling, general, and administrative expenses to slightly increase in the quarter immediately prior to commencement of operations at each new facility.

      Revenue from our supply chain management services has decreased significantly, which is almost entirely due to the decrease in services provided to Microsoft. Our Microsoft business has declined from $159.1 million in 1999 to $50.1 million in 2003. The decline resulted in part from the expiration of the Microsoft agreements in the UK and Singapore markets. As a result, we exited the Singapore market. The decrease in services we continue to provide to Microsoft is attributable to several factors, including a change in the manner Microsoft distributes its software and as a result of Microsoft decreasing the number of supply chain management vendors with which it deals. We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years. However, we believe other opportunities exist that will enable us to continue to offer supply chain management services as an integral part of our business process outsourced services. Expanding our supply chain management services will require minimal capital expenditures because we believe we currently have sufficient capacity at our facilities for significant expansion. If we are unable to maintain or build our supply chain management services business, we may be required to shut down our facilities dedicated to such services.

      We depend on our top four customers for over 85% of our revenue. In 2003, AT&T Wireless accounted for 38.1% of our revenue, Microsoft Corporation accounted for 21.7%, T-Mobile accounted for 16.1% and AT&T Corporation accounted for 13.1%. The loss of or a material reduction in business from any of these customers could have a material adverse effect on us. On February 17, 2004, AT&T Wireless, announced that it had entered an agreement to be acquired by Cingular Wireless LLC, and there can be no assurance that if AT&T Wireless is acquired the acquiror will continue to use our services.

      Our industry is subject to significant price-based competition. Our strategy depends in part on our ability to continually increase the productivity level we are able to achieve. We face significant price pressure arising from our clients’ desire to decrease their operating costs, and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. Accordingly, our ability to maintain our operating margins depends on our ability to continually improve our productivity and reduce our operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for decreases in the prices we can charge for our services, our results of operations will be harmed.

      We are subject to fluctuations in foreign exchange rates, principally in the value of the US dollar relative to the Canadian dollar and British pound. A weakening US dollar will generally result in higher operating costs for us in Canada and, to a lesser extent, in the United Kingdom. In 2003, 25.6% of our total expenses were denominated in Canadian dollars and 3.9% of our total expenses were denominated in British pounds and Euros. All of the revenue generated by our United States and Canadian operations are denominated in US dollars and the revenue generated by our United Kingdom operations, representing 2.5% of revenues in 2003, are denominated in British pounds and Euros. Prior to March 2004, we did not hedge our exposure to exchange rate fluctuations. Because our results of operations have been impacted by fluctuations in the Canadian dollar, in March 2004 we began to hedge a portion of our exposure to such fluctuations, and we intend to closely monitor our hedging policy to be consistent with our future growth strategy.

      We will continue to explore international opportunities. We are evaluating international locations for potential new facilities in regions that offer labor cost advantages and technical, language and quality support capabilities meeting or exceeding our clients’ requirements. While we have historically operated in the United Kingdom and have recently continued our expansion in Canada, we are evaluating the addition of substantial capacity in other international locations, possibly India or the Philippines, with available technical support capacity sufficient to allow us to maintain our level of service quality, but with lower wage structures than those prevailing in the United States. We have budgeted $5 million for capital expenditures in connection with international expansion in 2004, and we expect to incur slightly higher selling, general and administrative expenses in connection with this effort than we would in opening a domestic facility.

Basis of Presentation

      We recognize revenue as business process management services are completed. We recognize revenue on supply chain management services when products are shipped. The results of our supply chain management services include the results of our European operations and insignificant revenues from other operations, including our Domain.com subsidiary. Substantially all of our significant arrangements with business process management services clients generate revenue based in large part on the number and duration of customer inquiries. Substantially all of our significant arrangements with supply chain management services clients generate revenue based in large part on the volume, complexity and type of components involved in the handling of clients’ products.

      Our cost of services for business process management services includes labor, telecommunications, lease, depreciation and other expenses for facilities, and expenses related to maintaining information systems to meet clients’ needs. Our cost of services for supply chain management services include materials and freight expenses that are variable in nature, labor and certain facility expenses.

      Selling, general and administrative expenses include all other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services which generally tend to be either semi-variable or fixed.

      Net interest income and other includes certain realized and unrealized gains and loss in our portfolio of investment securities, interest income and dividends from our portfolio of investment securities, net rental income from our facility in Aurora, Colorado, foreign currency exchange gains and losses and interest expense.

Critical Accounting Policies and Judgments

      In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant, and equipment, intangible assets, income taxes, restructuring costs, contingencies, and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.

      We exercise judgment in evaluating our long-lived assets for impairment. Management believes our businesses will generate sufficient undiscounted cash flow to more than recover the investments it has made in property, plant, and equipment.

      As part of cash management and in addition to holding cash and money market funds, we invest in investment-grade and non investment-grade corporate bonds, convertible bonds, mutual funds, alternative investment partnerships, real estate investment trusts and various forms of equity securities. These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. Trading securities are liquid investments bought principally for selling in the near term. Debt securities that we have both the intent and ability to hold to maturity are classified as held to maturity. All other investments not deemed to be trading securities or held to maturity are classified as investments available for sale.

      Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from the value that might be realized if we were to sell or close out the transactions. We do not believe such differences are substantial to our results of operations, financial condition, or liquidity.

      Changes in the fair market value of trading securities are reflected in net interest income and other. Temporary changes in the fair market value of investments available for sale are reflected in stockholders’ equity. We exercise judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment if the fair value was below our cost for six months. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. A write-down of the related investment is recorded and is reflected as a loss on impaired investment when an impairment is considered other-than-temporary.

Results of Operations

      The following table presents selected items from our statement of operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31,

	2001		2002		2003

	(dollars in millions)
Revenue	$182.6	100.0%	$207.9	100.0%	$231.2	100.0%
Cost of services	137.6	75.4	157.0	75.5	171.4	74.1

Gross profit	45.0	24.6	50.9	24.5	59.8	25.9
Selling, general and administrative expenses	26.0	14.2	22.6	10.9	28.5	12.3

Operating profit	19.0	10.4	28.3	13.6	31.3	13.5
Net interest income and other	4.3	2.4	2.0	1.0	4.0	1.7
Loss on impaired investments	(15.4)	(8.4)	(6.2)	(3.0)	0.0	0.0

Income before income taxes	7.9	4.3	24.1	11.6	35.3	15.3
Income tax expense	3.0	1.6	8.9	4.3	13.1	5.7

Net income	$4.9	2.7%	$15.2	7.3%	$22.2	9.6%

2003 Compared to 2002

      Revenue. Revenue increased $23.3 million, or 11.2%, from $207.9 million in 2002 to $231.2 million in 2003. Revenue from business process management services increased $43.9 million, or 36.2%, from $121.2 million in 2002 to $165.1 million in 2003. Substantially all of this increase was due to higher volumes in services provided to AT&T Wireless Services and T-Mobile. Revenue from supply chain management services declined $20.6 million, or 23.8%, from $86.7 million in 2002 to $66.1 million in 2003. Substantially all of this decrease is attributable to the decrease in services provided to Microsoft compared to the prior year.

      Cost of Services. Cost of services increased $14.4 million, or 9.2%, from $157.0 million in 2002 to $171.4 million in 2003. Cost of services decreased as a percentage of revenue, from 75.5% in 2002 to 74.1% in 2003.

      Our cost of services as a percentage of revenue decreased because a larger proportion of our revenue was generated by higher gross margin business process management services relative to the lower gross margin supply chain management services. This decrease was partially offset by increased Canadian foreign currency exchange costs in 2003 attributable to the declining value of the US dollar relative to the Canadian dollar.

      Our cost of services increased in dollar terms as a result of three of our new facilities commencing operations during 2003, and increased activity in our business process management services. Costs attributable to our Canadian operations also increased by $6.1 million as a result of a weaker US dollar during 2003. These increased costs were partially offset by lower costs in our supply chain management services, which had lower volume in 2003.

      Gross Profit. Gross profit increased $8.9 million in 2003, or 17.5%, from $50.9 million in 2002 to $59.8 million in 2003. As a percentage of revenue, gross profit increased from 24.5% in 2002 to 25.9% in 2003.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.9 million, or 26.1%, from $22.6 million in 2002 to $28.5 million in 2003. As a percentage of revenue, selling, general, and administrative expenses increased from 10.9% in 2002 to 12.3% in 2003. Our selling, general, and administrative expenses as a percent of revenue increased due to indirect costs associated with preparing our four new facilities for operations, three of which commenced operations in 2003, and increased salaries and bonuses associated with hiring additional members of senior management.

      Operating Profit. Operating profit increased $3.0 million, or 10.6%, from $28.3 million in 2002 to $31.3 million in 2003. As a percentage of revenue, operating profit decreased from 13.6% in 2002 to 13.5% in 2003, primarily as a result of increased Canadian foreign currency exchange costs, and higher selling, general, and administrative expenses associated with preparing our four new facilities for operations.

      Net Interest Income and Other. Net interest income and other increased $2.0 million, or 100.0%, from $2.0 million of income in 2002 to $4.0 million of income in 2003. The increase is primarily the result of realized portfolio gains of $2.7 million due to improving conditions in the capital markets, partially offset by costs totaling $0.3 million relating to our idle facility in Aurora, Colorado.

      Loss on Impaired Investments. In 2002, we recognized a non-cash loss on impaired investments of $6.2 million due to declines classified as other-than-temporary in the fair value of investments available for sale, principally our investments in common stock that we determined to be other-than-temporary, offset by a $0.1 million partial cash recovery of the Six Sigma investment impaired in 2001.

      Income Before Income Taxes. Income before income taxes increased $11.2 million, or 46.5%, from $24.1 million in 2002 to $35.3 million in 2003. As a percentage of revenue, income before taxes increased from 11.6% in 2002 to 15.3% in 2003.

      Income Tax Expense. Income tax expense increased from $8.9 million in 2002 to $13.1 million in 2003, which reflects a provision for federal, state, and foreign income taxes at an effective rate of 36.9% in 2002 and 37.1% in 2003.

      Net Income. Net income increased $7.0 million, or 46.1%, from $15.2 million in 2002 to $22.2 million in 2003.

2002 Compared to 2001

      Revenue. Revenue increased $25.3 million, or 13.9%, from $182.6 million in 2001 to $207.9 million in 2002. Revenue from business process management services increased $37.9 million, or 45.5% from $83.3 million in 2001 to $121.2 million in 2002. This increase is attributable to higher volumes in services for AT&T Wireless, T-Mobile, and AT&T Corporation, partially offset by the loss of a contract that accounted for $13.0 million in revenue in 2001. We have been advised that the customer moved the functions we performed under this contract to a competitor’s facility offshore. Revenue from supply chain management services decreased $12.6 million, or 12.7%, from $99.3 million in 2001 to $86.7 million in 2002. This decrease was primarily due to a reduction in revenues from Microsoft.

      Microsoft did not renew its Singapore supply chain management contract when it expired in January 2002 and its UK supply chain management contract when it expired in June 2002. The expiration of these contracts resulted in a loss of revenue of approximately $13.0 million.

      Cost of Services. Cost of services increased $19.4 million, or 14.1%, from $137.6 million in 2001 to $157.0 million in 2002. As a percentage of revenue, cost of services was 75.4% in 2001 and 75.5% in 2002.

      The change in our cost of services as a percentage of revenue resulted from higher margin business process management services generating a greater proportion of total revenue in 2002, offset by including certain expenses in cost of services that were included in selling, general and administrative expenses in 2001. The change in the treatment of these expenses was a result of our examination of costs and job functions associated with certain managers in 2002, and consequent allocation of these costs from selling, general and administrative expenses to cost of services.

      Gross Profit. Gross profit increased $5.9 million in 2002, or 13.1%, from $45.0 million in 2001 to $50.9 million in 2002. As a percentage of revenue, gross profit was essentially unchanged at 24.6% in 2001 and 24.5% in 2002.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $3.4 million, or 13.1%, from $26.0 million in 2001 to $22.6 million in 2002. As a percentage of revenue, selling, general and administrative expenses decreased from 14.2% in 2001 to 10.9% in 2002.

      In 2002 we examined the costs and job functions associated with certain managers that were previously included in selling, general and administrative expenses. As a result, these costs that would have been captured in selling, general and administrative expenses were classified as direct costs, and accordingly were reflected as cost of services. A portion of this decrease was due to the lack of new facilities opened in 2002 compared to three new facilities opened in 2001, partially offset by increased costs associated with the hiring of new senior management personnel.

      Operating Profit. Operating profit increased $9.3 million, or 48.9%, from $19.0 million in 2001 to $28.3 million in 2002. As a percentage of revenue, operating profit increased from 10.5% in 2001 to 13.6% in 2002. Although the expiration of Microsoft agreements negatively impacted revenue in 2002, operating profits were not significantly affected because of the low profit margins associated with the Microsoft Singapore agreement, and our ability to make adjustments to our personnel levels and infrastructure and otherwise eliminate costs associated with performing these agreements.

      Net Interest Income and Other. Net interest income and other decreased $2.3 million, or 53.5%, from $4.3 million in 2001 to $2.0 million in 2002. Substantially all net interest income and other was derived from cash equivalents and investment balances, partially offset by interest expense incurred as a result of our various debt and lease arrangements. The decrease resulted primarily from reduced portfolio income of $1.7 million as compared to 2001 due to the weakened economy, lower interest rates and poor securities markets.

      Loss on Impaired Investments. Loss on impaired investments decreased $9.2 million, or 59.7% from $15.4 million in 2001 to $6.2 million in 2002. As a percentage of revenue, loss on impaired investments decreased from 8.4% in 2001 to 3.0% in 2002.

      The 2002 non-cash loss is the result of $6.3 million of declines in the fair value of investments available for sale that we determined to be other-than-temporary, offset by a $0.1 million partial cash recovery of the Six Sigma investment impaired in 2001. The 2001 loss was the result of the impairment of two investments. The first impairment, of $3.1 million, was related to our investment in Six Sigma, LLC and occurred due to the bankruptcy filing of Six Sigma, LLC because of alleged misappropriation of funds from its customer. The second impairment, of $12.4 million, was related to our investment in Gifts.com, Inc. and resulted from continued operating losses, negative cash flows, and a deficiency in working capital of Gifts.com, Inc.

      Income Before Income Taxes. Income before income taxes increased $16.2 million, or 205.1%, from $7.9 million in 2001 to $24.1 million in 2002. As a percentage of revenue, income before income taxes increased from 4.3% in 2001 to 11.6% in 2002.

      Income Tax Expense. Income tax expense for 2001 and 2002 increased from $3.0 million in 2001 to $8.9 million in 2002, which reflects a provision for federal, state, and foreign income taxes at an effective rate of 38.0% in 2001 and 36.9% in 2002.

      Net Income. Net income increased $10.3 million, or 210.2%, from $4.9 million in 2001 to $15.2 million in 2002.

Liquidity and Capital Resources

      Since our initial public offering in 1997, we have primarily financed our operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements.

      In addition to funding basic operations, our primary uses of cash relate to capital expenditures to open new facilities, capital expenditures to upgrade our existing information technologies and the payment of dividends. In 2004, we have budgeted for $15 million in capital expenditures to open new facilities and

$11 million in capital expenditures on our information technology infrastructure. Our actual capital expenditures for new facilities may vary depending on the number and locations of new facilities opened in 2004. We believe our existing facilities are adequate for our current operations, but capacity expansion will be required to support our continued growth. Management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients. Our anticipated investment in information technology infrastructure is geared toward remaining competitive in our current business and to acquire additional functionalities necessary for us to be able to compete for new business.

      We established a quarterly dividend policy in August 2003 and we intend to continue to pay quarterly dividends. In the first quarter of 2004 we paid a dividend of $0.38 per share, or an aggregate of $5.5 million. Assuming we continue to pay a dividend at the same rate and do not issue a substantial number of shares of common stock, we will use approximately $21.8 million of cash to pay dividends in 2004.

      We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. which we use to finance regular, short-term operating expenses. Borrowing under this line of credit bears interest at the bank’s prime rate minus 1% (3.00% as of December 31, 2003). In 2003, interest expense associated with this facility totaled $18,963. Under this line of credit, we are not permitted to post net losses in any two consecutive quarterly periods. In addition, we were required to have a minimum tangible net worth of $80.0 million as of December 31, 2003. At the close of each subsequent fiscal year, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal year plus 25% of net income (if positive) for that year. We may not pay dividends in an amount that would cause a failure to meet our financial covenants. As of December 31, 2003, we were in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments in an amount of $224,228. The loan is secured by certain furniture, telephone and computer equipment purchased with the proceeds of the loan.

      Cash from Operating Activities. Net cash provided by operating activities increased from $21.1 million for the year ended December 31, 2002 to $27.4 million for the year ended December 31, 2003. Growth in net income from 2002 to 2003 was offset by an increase in net accounts receivable of $6.2 million accounted for the increase. The increase in net accounts receivable was associated with the increase in the proportion of our revenues attributable to business process management services, which has a longer collections period.

      Cash from Investing Activities. Net cash used in investing activities increased from $19.0 million for the year ended December 31, 2002 to $19.6 million for the year ended December 31, 2003. Purchases of property, plant, and equipment increased $18.0 million, from $5.9 million in 2002 to $23.9 million in 2003. Investments in new client service facilities accounted for most of the increase in capital expenditures. In 2002, we opened no new facilities. In 2003, we opened four new facilities, including three that commenced operations that year and one that commenced operations in February 2004. The increase in purchases of property, plant, and equipment was largely offset by a $17.0 million increase in proceeds from disposition of investments available for sale.

      Cash from Financing Activities. Net cash used in financing activities increased from $3.7 million for the year ended December 31, 2002 to $14.9 million for the year ended December 31, 2003. The declaration of dividend payments totaling $5.1 million in the third quarter of 2003 and $5.3 million in the fourth quarter of 2003 accounted for most of this increase.

      We paid a cash dividend of $0.38 per share, or an aggregate of $5.5 million, on February 24, 2004. We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and business conditions generally.

      Foreign Currency Translation Effects. We are paid for our services with clients and subcontractors typically in US dollars except for certain agreements related to our United Kingdom operations, which accounted for 2.5% of our revenue in the year ended December 31, 2003. The effect of currency exchange rate changes on translation of revenue from our United Kingdom operations was not substantial during the year ended December 31, 2003.

      Because we translate US dollars into Canadian dollars to pay our expenses in Canada, our financial results in US dollars are affected by changes in currency translation rates. Expenditures related to our operations in Canada increased $22.8 million Canadian, or 47.5%, from $48.0 million Canadian in 2002 to $70.8 million Canadian in 2003. In US dollars, these expenditures were $30.6 million in 2002 and $51.1 million in 2003, an increase of $20.5 million, or 67.0%. If Canadian expenditures had remained constant from 2002 to 2003, the exchange rate impact from the weakening US dollar from 2002 to 2003 would have been $4.1 million. Increased Canadian expenditures in 2003 resulted in an additional exchange rate impact of $2.0 million. Thus, the total exchange rate impact of the weakening US dollar from 2002 to 2003 was $6.1 million.

      If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies and our exposure to fluctuations in currency exchange rates will increase. See “Quantitative and Qualitative Disclosure About Market Risk” set forth herein for a further discussion of exposure to foreign currency exchange risks in connection with our investments.

      Management believes our cash, cash equivalents, investments, anticipated cash flows from future operations, and line of credit will be sufficient to support our operations, capital expenditures, and various repayment obligations under our debt and lease agreements for at least the next twelve months. Liquidity and capital requirements depend on many factors, including, but not limited to, our ability to retain or successfully and timely replace our principal clients and the rate at which we expand our business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to support our activities in the short or long-term, we will be required to raise additional funds through public or private financing. Additional financing may not be available, or if available, it may not be available on terms favorable to us.

Contractual Obligations

      Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities, debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2003:

				More
	Less Than	One to	Four to	than Five
	One Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Long-term debt(1)	$26	$52	$26	$—	$104
Operating leases(2)	3,440	5,236	4,198	4,627	17,501
Purchase obligations(3)	5,762	10,670	844	—	17,276

Total contractual obligations	$9,228	$15,958	$5,068	$4,627	$34,881

(1)	Our debt associated with our Greeley North facility is forgiven at a rate of $26,136 per year as long as we remain in the facility. The table does not reflect $10.0 million principal amount of equipment purchase debt that we incurred in February 2004.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003, and the adoption of this statement did not result in any material impact.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 and with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002, and it had no material impact on results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for our fiscal year 2003. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation,” establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. We elected not to adopt SFAS 123 for expense recognition purposes. It is expected FASB may require fair value accounting for stock options in the future, potentially beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities — all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 had no impact on our financial statements.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on our consolidated statements of income or financial position.

Risk Factors

Over 80% of our revenue in the past several years has been received from our four largest clients. The loss or reduction in business from any of these clients would harm our business and results of operations.

      The following table represents revenue concentrations of our principal clients:

	Year Ended
	December 31,

	2001	2002	2003

AT&T Wireless Services, Inc.	19.1%	26.3%	38.1%
Microsoft Corporation	48.4%	34.4%	21.7%
T-Mobile, a subsidiary of Deutsche Telekom	6.5%	12.2%	16.1%
AT&T Corporation	10.8%	13.3%	13.1%

      The loss of a principal client, a material reduction in the amount of business we receive from a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would harm our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. In addition, the revenue we generate from our principal clients may decline or grow at a slower rate in future periods than it has in the past. In the event we lose any of our principal clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the harm that the loss of a principal client would have on our operating results and financial condition. As discussed below, AT&T Wireless Services, Inc. has entered an agreement to be acquired, and there can be no assurance that if AT&T Wireless is acquired the acquiror will continue to use our services.

Our client base is concentrated in a few select industries and our strategy partially depends on a trend of companies in these industries to outsource non-core services. If these industries suffer a downturn or the trend toward outsourcing reverses, our business will suffer.

      Our current client base generally consists of companies engaged in the telecommunications and computer software industries, with over 65% of our revenue in 2003 coming from the telecommunications industry. Our business and growth is largely dependent on continued demand for our services from clients in these industries and other industries we may target in the future, and on trends in those industries to purchase outsourced services. Consolidation in our targeted industries may decrease the potential number of buyers for our services. We are particularly vulnerable on this issue given the relatively few significant customers we currently serve and the concentration of these customers in the telecommunications industry. For example, AT&T Wireless, one of our largest customers, has announced that it has entered an agreement to be acquired by Cingular Wireless LLC in a transaction that Cingular and AT&T Wireless expect to close as soon as late 2004. Any transaction between these companies is subject to regulatory approvals and other contingencies. Neither Cingular nor the other principal bidders for AT&T Wireless are our customers, and there can be no assurance that if AT&T Wireless is acquired the acquiror will continue to use our services. If AT&T Wireless or its successor discontinues the use of our services, our business, financial condition and results of operations would be harmed. Moreover, a general and continuing economic downturn in the telecommunications and technology industries or in other industries we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could harm our business, results of operations, growth prospects, and financial condition.

The revenue we receive from Microsoft Corporation has declined in recent periods and we believe will continue to decline throughout 2004. If we are unable to replace this revenue, our business and results of operations will be harmed.

      The revenue we generate from Microsoft Corporation, which is primarily from sales of supply chain management services, has steadily declined over the past several years, decreasing from a high of

$159.1 million in 1999 to $50.1 million in 2003. We expect that the revenue we receive from Microsoft Corporation will continue to decline throughout 2004 and may become an insignificant portion of our overall revenue stream in subsequent years. While we hope to replace this business with other supply chain management clients or by selling other business process outsourced services to new and existing clients, we may not be successful in these efforts. If we are unable to replace this revenue, our business and results of operations will be harmed.

Our markets are highly competitive. If we do not compete effectively, we may lose our existing business or fail to gain new business.

      The markets in which we operate are highly competitive, and we expect competition to persist and intensify in the future. We view in-house operations of our existing and potential clients to be our most significant competitor. Many of our clients or potential clients have in-house capabilities enabling them to perform some or all of the services we provide. Our performance and growth could be impeded if clients or potential clients decide to shift to their in-house operations services they currently outsource, or if potential clients retain or increase their in-house capabilities.

      Our other competitors include small firms offering limited supply chain management services, divisions of large companies and independent firms. We anticipate that competition from low-cost, offshore providers of outsourced services will increase in the near future and that such providers will remain an important competitor group. A number of our competitors have or may develop greater name recognition or financial and other resources than we have. Similarly, additional competitors with greater name recognition and resources than we have may enter the markets in which we operate. Some competitors may offer a broader suite of services than we do, which may result in potential clients consolidating their use of outsourced services with our competitors rather than using our services. Competitive pressures from current or future competitors could also result in substantial price erosion, which could harm our revenue, margins, and financial condition.

Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.

      We typically enter into written agreements with each client for our services, although we perform some supply chain management services on a purchase order basis. We seek to sign multi-year contracts with our clients, but our contracts, including our contracts with our principal clients, generally:

•	permit termination upon 30 to 90 days notice by our clients;

•	do not designate us as our clients’ exclusive outsourced services provider;

•	do not penalize our clients for early termination;

•	hold us responsible for work performed that does not meet pre-defined specifications; and

•	do not contain minimum purchase requirements.

Accordingly, we face the risk that our clients may cancel contracts we have with them, which may harm our results. If a principal client cancelled our contract with them, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on end customers’ purchase and use of that client’s products, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us.

Our existing and potential clients are currently decreasing the number of vendors they are using to outsource their business process services. If we lose more business than we gain as a result of this consolidation, our business and results of operations will be harmed.

      Our existing clients, such as Microsoft Corporation, as well as a number of clients we are currently targeting, have begun to decrease the number of firms they rely on to outsource their business process outsourced services. We believe these clients are taking this action in order to increase accountability and decrease their costs. If this consolidation results in us losing one or more of our clients, our business and results of operations will be harmed. In addition, this consolidation could make it more difficult for us to secure new clients, which could limit our growth opportunities.

We generate revenue based on the demand for, and inquiries generated by, our clients’ products and services. If our clients’ products and services are not successful, our revenue and results of operations will be harmed.

      In substantially all of our client relationships, we generate revenue based, in large part, on the amount of products and services demanded by our clients’ customers. The amount of our revenue also depends on the number and duration of customer inquiries. Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services. If customer interest in any products or services offered by our clients and for which we provide outsourced services were to diminish, our revenue would be harmed.

We face considerable pricing pressure in our business, and if we are not able to continually increase our productivity our operating margins and results of operations may be harmed.

      Our strategy depends in part on our ability to continually increase the productivity level we are able to achieve. We face significant price pressure arising from our clients’ desire to decrease their operating costs, and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. Accordingly, our ability to maintain our operating margins depends on our ability to continually improve our productivity and reduce our operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for decreases in the prices we can charge for our services, our results of operations will be harmed.

If the value of our portfolio of investment securities declines, our results of operations will suffer.

      Approximately 27.2% of our total assets as of December 31, 2003 consisted of investment securities. We have made investments in publicly-traded debt, equity and equity-linked securities, and the market prices of the securities have been volatile. We have also invested in limited partnerships that own marketable securities, and we are generally unable to sell these limited partnership interests or withdraw our capital from these investment partnerships without 30 to 60 days prior notice to the general partner. We periodically review investments available for sale for other than temporary declines in fair value, and write down investments to their fair value when such a decline has occurred. In 2001, we recognized a loss on impaired investments totaling $15.5 million related to our investments in Six Sigma, LLC and Gifts.com, Inc., and in 2002 we recognized a loss on impaired investments totaling $6.2 million related to a decline in the value of investments we determined to be other than temporary. Unrealized gains or losses on investments acquired as trading securities are recognized as they occur. Future adverse changes in market conditions or poor operating results of companies in which we have invested could result in losses. Such charges harm our reported financial results in the period during which they are recognized.

Advanced technologies could make our services less competitive, and we may not be able to respond adequately to the development of any such technologies.

      Technologies that our clients or competitors already possess or may in the future develop or acquire may decrease the costs or increase the efficiency of services with which we compete. For instance, software downloading and changes in software packaging have harmed demand for our supply chain management services. As a result, our supply chain management services, which once constituted the majority of our business, have declined significantly as we have shifted our focus and resources to providing business process management services. Other aspects of our business could be similarly affected by technological changes in business services. We believe that our principal competitors currently have greater technological capabilities than we do and we must invest in our technology to remain competitive in our current businesses and to be able to compete for new business. We may not be able to develop and market any new services that use or effectively compete with existing or future technologies, and any such services may not be commercially successful. Furthermore, our competitors may have greater resources to devote to research and development than we do, and accordingly may have an ability to develop and market new technologies with which we are not able to successfully compete.

Several constraints may impede our ability to grow our business.

      Our future growth depends on our ability to initiate, develop and maintain new client relationships, as well as our ability to maintain relationships with our existing principal clients. To generate new business we may need to increase the size of our sales and marketing staff. We may also need to increase our capacity through the addition of facilities and the recruitment and training of additional management and service personnel. If we do not adequately increase the strength of our sales force or expand our capacity, we may not grow as fast as we expect, which could harm our stock price.

If we do not effectively manage our growth or control costs related to growth, our results of operations will suffer.

      We intend to grow our business by expanding our client base and increasing the services we provide to existing clients. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth we would be required to expand and improve our information systems and procedures and train, motivate, and manage a growing workforce, all of which would increase our costs. Our systems, procedures, and personnel may not be adequate to support our future operations. Further, we may not be able to maintain or accelerate our current growth, effectively manage our expanding operations, or achieve planned growth on a timely and profitable basis. If we are unable to manage our growth efficiently or if growth does not occur, our business, results of operations, and financial condition could suffer.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

      Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience relatively high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. Also, the addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly when we undertake new client relationships in industries in which we have not previously provided services. We intend to enter the financial services and health care markets, which may require us to recruit, hire and train personnel with experience relevant to those industries. In addition, because a substantial portion of our operating expenses consists of labor related costs, labor shortages or increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer.

We experienced declines in our revenue in 2000 and 2001, and we may experience future declines in revenue.

      Our revenue declined from $205.2 million in 1999 to $200.8 million in 2000 and $182.6 million in 2001. These declines were caused primarily by the phase-out of our work for Microsoft Corporation in Asia, and to a lesser extent were related to a sluggish global economy. Similarly, our operating profit declined from $26.2 million in 2000 to $19.0 million in 2001, due to the decreases in our revenue and increased expenses. While our revenue and operating profit increased in 2002 and 2003, our revenue and operating profit are highly dependent on our principal client relationships and on general economic conditions both domestically and abroad. We believe that we, as well as a number of our clients, are particularly vulnerable to recession or other significant economic events or downturns. Declines in the general economy could once again cause our financial results to suffer. In the event our financial results deteriorate, the market price of our common stock is likely to fall.

Our lack of a significant international presence may harm our ability to serve existing customers or limit our ability to obtain new customers.

      Although we currently conduct operations in Canada and the United Kingdom, we do not have a significant international presence. This lack of international operations could harm our business if one or more of our customers decide to move their existing business process services offshore. Our lack of a significant international presence may also limit our ability to gain new clients who may require business process service providers to have this flexibility.

      The movement of business process services to other countries, particularly India, has been extensively reported by the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the United States. Accordingly, unless and until we develop additional international operations, we may be competitively disadvantaged versus a number of our competitors who have already devoted significant time and money to operating offshore. If we decide to open facilities in or otherwise expand into additional countries, we may not be able to successfully establish operations in the markets that we target.

We face risks inherent in conducting business in Canada and the United Kingdom.

      International operations, which prior to February 2002 included operations in Singapore in addition to our current operations in Canada and the United Kingdom, accounted for 32.3% of our revenue in 2003, 24.3% of our revenue in 2002, and 21.5% of our revenue in 2001. There are risks inherent in conducting international business, including:

•	competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets giving them an advantage regarding labor and material costs;

•	potentially longer working capital cycles;

•	unexpected changes in foreign government programs, policies, regulatory requirements, and labor laws; and

•	difficulties in staffing and effectively managing foreign operations.

      One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors harms our international operations, it could harm our business, results of operations, growth prospects, and financial condition as a whole.

Our operations in Canada and the United Kingdom subject us to the risk of currency exchange fluctuations.

      Because we conduct a material portion of our business in Canada and the United Kingdom, we are exposed to market risk from changes in the value of the Canadian dollar, and to a lesser extent the British pound. Fluctuations in exchange rates impact our results though translation and consolidation of the financial results of our foreign operations, and therefore may impact our results of operations and financial condition. A significant change in the value of the dollar against the currency of one or more countries where we operate may have a negative impact on our results. Our results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the U.S. dollar during 2003 because our contracts are denominated in U.S. dollars while our costs of doing business in Canada are denominated in Canadian dollars. Further increases in the value of the Canadian dollar or currencies in other foreign markets in which we operate in relation to the value of the U.S. dollar would further increase such costs and harm our results of operations. Because our results of operations have been impacted by fluctuations in the Canadian dollar, in March 2004 we began to hedge a portion of our exposure to such fluctuations, and we intend to closely monitor our hedging policy to be consistent with our future growth strategy.

If we experience an interruption to our business, our results of operations may suffer.

      Our operations depend on our ability to protect our facilities, clients’ products, confidential client information, computer equipment, telecommunications equipment, and software systems against damage from Internet interruption, fire, power loss, telecommunications interruption, e-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, other emergencies, and the ability of our suppliers to deliver component parts quickly. We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients, or allow our clients to renegotiate their arrangements with us. Although we maintain property and business interruption insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks, and our ability to timely and consistently access and use telephone, Internet, e-commerce, e-mail, facsimile connections, and other forms of communication are substantially dependent upon telephone companies, Internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.

Our quarterly operating results have historically varied and may not be a good indicator of future performance.

      We have experienced and expect to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including:

•	timing of existing and future client product launches or service offerings;

•	expiration or termination of client projects;

•	timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients;

•	seasonal nature of some clients’ businesses;

•	cyclical nature of high technology clients’ businesses; and

•	changes in the amount and growth rate of revenue generated from our principal clients.

      In addition, our revenue has historically been higher in the fourth quarter of each calendar year than in other quarters due to timing of client marketing programs and product launches, which are typically geared toward the holiday buying season. As a result of the decrease in our supply chain management business over the past several years, as well as a shift in the mix of services we provide, we are not currently experiencing the same level of seasonal fluctuations in our business as we have in the past. However, changes in the mix of services we provide our clients or entering into contracts with new clients may increase our exposure to seasonal fluctuations.

We depend on our key management personnel and the loss of service of one or more key executives could cause our business to suffer.

      Our success to date has depended in part on the skills and efforts of our senior management, particularly our Chairman, A. Emmet Stephenson, Jr., and our President and Chief Executive Officer, William E. Meade, Jr. Mr. Stephenson has a verbal advisory agreement with us, but there can be no assurance that we can retain his services. In May 2001, we entered into an employment agreement with Mr. Meade providing for, among other things, the services of Mr. Meade as our President and Chief Executive Officer through May 2006. Either we or Mr. Meade may terminate his employment for any reason upon 90 days’ written notice, and upon termination by either party other than for cause or death, Mr. Meade would be entitled to receive one year’s annual base salary. The loss of Mr. Stephenson or Mr. Meade, or our inability to hire and retain other qualified officers, directors and key employees could have a harmful effect on our growth prospects, results of operations, and financial condition.

Our operating costs may increase as a result of higher labor costs.

      During the recent economic downturn, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. If the recent economic upturn in the United States continues or accelerates, we may need to increase salaries or otherwise compensate our employees at higher levels in order to remain competitive and avoid losing personnel. Higher salaries or other forms of compensation are likely to increase our cost of operations, and if such cost increases are not more than offset by increased revenue they will harm our financial results.

If we do not use our facilities efficiently, our profitability will suffer.

      Our profitability is influenced by our facilities capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. We have experienced periods of idle capacity, particularly in our multi-client supply chain management facilities. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business, because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal facilities capacity utilization.

We are relying on a relatively new management team to grow our business.

      In the past three years we have appointed a new Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. In addition, we have hired a number of additional management-level employees, many of them into newly-created positions, in the past year. We must successfully integrate all new management and other key positions within our organization in order to achieve our operating objectives. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience further changes in our senior management positions, we cannot be assured that we will be able to recruit suitable replacements. Even if we are successful, changes in key management positions may temporarily harm our financial performance and results of operations as new management becomes familiar with our business. We do not maintain key person life insurance on any of our executive officers, and with the exception of Mr. Meade, our Chief Executive Officer, have generally not entered into noncompetition agreements with our executive officers.

Geopolitical military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets in which we operate and our results of operations.

      Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments could cause substantial business uncertainty. Such uncertainty could result in potential clients being reluctant to enter into new business relationships, which would harm our ability to win new business. Armed hostilities and terrorism may also directly impact our facilities, personnel and operations, as well as those of our suppliers and customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, possibly resulting in reduced demand for our services. These developments could impair our business and push down the trading price of our common stock.

Our largest stockholder, together with members of his family, have the ability to significantly influence major corporate actions.

      A. Emmet Stephenson, Jr., our Chairman of the Board and co-founder, his wife Toni E. Stephenson, and two trusts controlled by Mr. Stephenson’s sister own 60.3% of our outstanding common stock currently. We have announced that Mrs. Stephenson and the trusts are proposing to sell up to 3,680,000 shares of our common stock in an underwritten public offering, following which Mr. and Mrs. Stephenson will beneficially own an aggregate of approximately 38.0% of our outstanding common stock, or 34.6% if the underwriters’ over-allotment option is exercised in full. See “Certain Relationships and Related Transactions.” As a result, Mr. Stephenson and his wife will continue to be our largest stockholders and together may be able to elect our entire Board of Directors and to control substantially all other matters requiring action by our stockholders. Under an agreement to take effect upon consummation of the proposed public offering, so long as Mr. Stephenson, together with members of his family, beneficially owns 30% or more of our outstanding common stock, Mr. Stephenson will be entitled to designate our nominees for one less than a majority of the directors to be elected to our board if our board consists of an odd number of directors, or two less than a majority of the nominees if our board consists of an even number of directors. So long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, upon consummation of the proposed public offering we will be obligated to amend our bylaws to allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. and Mrs. Stephenson’s hands, and the control Mr. Stephenson may exercise over us as our Chairman and as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

      The market price of our common stock has been volatile and could be subject to wide fluctuations in response to quarterly variations in our operating results, our success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, or other events or factors we cannot currently foresee. Additionally, the stock market has experienced substantial price and volume fluctuations that have affected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies. These broad market fluctuations may harm the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $21.51 to a high of $42.80 during 2003.

If we fail to pay quarterly dividends to our common stockholders the market price of our shares of common stock could decline.

      On February 24, 2004, we paid a cash dividend of $0.38 per share of common stock, or $5.5 million in the aggregate, to our stockholders of record on February 13, 2004. We also declared and paid dividends of $0.37 per share in November 2003 and $0.36 per share in August, 2003. See “Dividend Policy.”

      Our ability to pay quarterly dividends will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and business conditions generally. The terms of our $10 million line of credit prohibit us from paying dividends in an amount that would cause us to fail to meet our financial covenants. See “Liquidity and Capital Resources” above. Any reduction or discontinuation of quarterly dividends could cause the market price of our shares of common stock to decline significantly. In addition, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our shares of common stock.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates as of December 31, 2003. All of our investment decisions are supervised or managed by our Chairman of the Board. Our investment portfolio policy, approved by the Board of Directors during 2001, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Interest Rate Sensitivity and Other General Market Risks

      Cash and Cash Equivalents. At December 31, 2003, we had $6.0 million in cash and cash equivalents, which consisted of: (i) $5.4 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 0.42%; and (ii) $0.6 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. We paid cash dividends to stockholders of $0.36 per share in August 2003, $0.37 per share in November 2003, and $0.38 per share in February 2004. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

      Outstanding Debt of the Company. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on us. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. For example, we may from time to time effect borrowings under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1% (3.0% as of December 31, 2003). As of December 31, 2003 we were in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under the line of credit. In the past, we have not hedged against interest rate changes.

      Investments Available for Sale. At December 31, 2003, we had investments available for sale which, in the aggregate, had a basis and fair market value of $33.6 million and $36.0 million, respectively. At December 31, 2003, investments available for sale generally consisted of investment-grade and non investment-grade corporate bonds, convertible bonds, mutual funds, common stock and option contracts purchased. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

      A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on our equity investments. Also, prices of common stocks we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse economic conditions generally. We have partially hedged against some equity price changes.

      Fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds can be expected to be materially and adversely affected.

The table below provides information as of December 31, 2003 about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted	Expected Maturity Date
	Average	-Basis-
	Interest
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value

	(Dollars in thousands)
Corporate bonds	6.34%	$5,036						$5,036	$5,175
Corporate bonds	7.35%		$9,287					$9,287	$9,538
Corporate bonds	8.15%			$2,394				$2,394	$2,435
Corporate bonds	8.21%				$4,424			$4,424	$5,293

Total	7.38%	$5,036	$9,287	$2,394	$4,424	$—	$—	$21,141	$22,441

      Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from future investments.

      Trading Securities. We were invested in trading securities which, in the aggregate, had an original cost and fair market value at December 31, 2003 of $4.0 million and $5.9 million, respectively. At December 31, 2003, trading securities generally consisted of alternative investment partnerships and option contracts sold. Trading securities were held to meet short-term investment objectives. As part of trading securities, we may write option contracts on equity securities. Our exposure relating to call options we write on securities we do not hold in our investment portfolio increases as the value of the underlying security increases, and therefore is technically unlimited. As of December 31, 2003, we had sold call options for a total of 33,000 shares of US equity securities, and sold put options for a total of 44,500 shares of US equity securities. These options expired between January 17, 2004 and February 21, 2004.

      We do not consider the risk of loss regarding our current investments in the event of nonperformance by any party to be substantial. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from values that might be realized if we were to sell or close out the transactions. Management does not believe such differences are substantial to our results of operations, financial condition, or liquidity. The foregoing call and put options may involve elements of credit and market risks in excess of the amounts recognized in our financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options could have a material adverse effect on our portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse economic conditions generally.

Foreign Currency Exchange Risks

      A total of 2.5% of our revenue for the year ended December 31, 2003 was derived from our United Kingdom operations and principally denominated in British pounds and Euros. A total of 29.5% of our expenses for the year ended December 31, 2003 were paid in currencies other than US dollars of which 25.6% were paid in Canadian dollars and 3.9% were paid in British pounds and Euros. Our US and Canadian operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases our exposure to fluctuations in currency exchange rates. In the past, we have not hedged against foreign currency exchange rate changes related to our international operations. Because our results of operations have been impacted by fluctuations in the Canadian dollar, in March 2004 we began to hedge a portion of our exposure to such fluctuations, and we intend to closely monitor our hedging policy to be consistent with our future growth strategy.

Inflation and General Economic Conditions

      Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.

Item 8.	Financial Statement and Supplementary Financial Data

      Consolidated financial statements and supplementary data required by Item 8. are set forth herein at the pages indicated in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange

Act during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

      Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth information with respect to our executive officers and directors as of March 8, 2004.

Name	Age	Position

A. Emmet Stephenson, Jr.	58	Chairman of the Board(a)(c)
William E. Meade, Jr.	47	President, Chief Executive Officer and Director
Eugene L. McKenzie, Jr.	45	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Lawrence Zingale	48	Executive Vice President and Chief Operating Officer
Michael W. Morgan	43	Vice Chairman of the Board
Ed Zschau	64	Director(a)(b)(c)
Hank Brown	64	Director(a)(b)(c)
Michael S. Shannon	45	Director(a)(b)(c)

(a)	Member of the Compensation and Option Committee of the Board of Directors

(b)	Member of the Audit Committee of the Board of Directors

(c)	Member of the Governance and Nominating Committee

      A. Emmet Stephenson, Jr. co-founded us in 1987 and has served as our Chairman of the Board since our formation. Mr. Stephenson has also served as President of Stephenson and Company, a private investment firm in Denver, Colorado, for more than five years. Mr. Stephenson is a director of Danaher Corporation and serves on the Advisory Boards of First Berkshire Fund and Capital Resource Partners, L.P.

      William E. Meade, Jr. has served as our President and Chief Executive Officer since June 2001. Prior to joining us, Mr. Meade was President and Chief Executive Officer of WebMiles, Inc. From 1987 to 1999 he was with the American Express Company. He finished his service there as Senior Vice-President of

Business Development and Global Operations for the American Express Travelers Cheque Group. He also serves as one of our Directors.

      Eugene L. McKenzie, Jr. has served as our Executive Vice President and Chief Financial Officer since November 2003 and prior to that served as our Vice President and Corporate Controller since June 2002. Before joining us, Mr. McKenzie served as Director of Finance and Information Technology for a division of International Paper Company. From 1996 to 1999, he ran his own business. From 1990 to 1996, he worked for Atlantic Richfield Co. and from 1980 to 1990 he worked for Ernst & Young LLP. Mr. McKenzie is a certified public accountant.

      Lawrence Zingale has served as our Executive Vice President and Chief Operating Officer since June 2002. Prior to joining us, Mr. Zingale was President of Stonehenge Telecom for approximately three years, and from 1997 to 1999 he was President and Chief Operating Officer of International Community Marketing. From 1980 to 1997, he was with AT&T, serving in various senior level positions.

      Michael W. Morgan co-founded us in 1987 and has held managerial positions in companies providing outsourced services since 1984. From May 1990 to June 2001, he was our President and Chief Executive Officer. He has served as our Vice Chairman of the Board since June 2001 and as a Director since January 1997. Mr. Morgan has advised us that he does not intend to stand for re-election as a Director in May 2004 for personal reasons.

      Ed Zschau has served as a Director of the Company since January 1997. He is Visiting Lecturer at Princeton University in the Department of Electrical Engineering and was a Professor of Management at Harvard Business School from September 1996 to August 2000. From April 1993 to July 1995, Dr. Zschau was General Manager, IBM Corporation Storage Systems Division. Dr. Zschau is a director of the Reader’s Digest Association, Inc.

      Hank Brown has served as a Director of the Company since May 2001. He is President and Chief Executive Officer of the Daniels Fund. Mr. Brown was previously a United States Senator from 1990 to 1996 and served in the United States Congress for five consecutive terms from 1980 through 1990. He also served in the Colorado State Senate from 1972 through 1976. Mr. Brown is currently a Director of Sealed Air Corp., Alaris Medical Inc., Frontier Airlines, Inc. and Sensient Technologies Corporation. He was a Vice President of Monfort of Colorado for 12 years.

      Michael S. Shannon has served as a Director of the Company since May 2003. He has served as President and Chief Executive Officer of KSL Recreation Corporation based in La Quinta, California since 1992. From 1986 to 1992, Mr. Shannon was President and Chief Executive Officer of Vail Associates in Vail, Colorado. Prior to that, he was an Assistant Vice President of First National Bank of Chicago. Mr. Shannon currently serves as a director of ING Direct and Conseco, Inc.

Board Committees

      Our Board of Directors has an Audit Committee, a Compensation and Option Committee, and a Governance and Nominating Committee. The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. The members of the Audit Committee are all “independent directors” as defined in Section 303A.02 of the NYSE’s listing standards. Our Board of Directors has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under SEC rules.

      The Compensation and Option Committee reviews our compensation philosophy and programs, and exercises authority with respect to payment of direct salaries and incentive compensation to our officers. In addition, the committee is responsible for oversight of the StarTek, Inc. Stock Option Plan. Three of the four members of the Compensation and Option Committee are “independent directors” as defined in Section 303A.02 of the NYSE’s listing standards.

      In February 2004 our Board of Directors created, and appointed four members to, the Governance and Nominating Committee, for which the Board intends to adopt a written charter. This committee is responsible for the nomination of candidates for election to our Board, including identification of suitable candidates, and also oversees our corporate governance principles. Three of the four members of the Governance and Nominating Committee are “independent directors” as defined in Section 303A.02 of the NYSE’s listing standards.

      Notwithstanding the Governance and Nominating Committee, certain of our nominees to our Board of Directors may be named in the future by our controlling stockholders, pursuant to the terms of the Investor Rights Agreement described below under “Certain Relationships and Related Transactions.”

      New NYSE listing standards require that NYSE-listed companies have compensation and nominating committees made up exclusively of “independent directors” as defined by the NYSE. Prior to completion of the proposed underwritten offering of shares of our common stock by certain of our stockholders, as described elsewhere in this Form 10-K, we are a “controlled company” under NYSE listing standards and accordingly are exempt from these requirements. Following completion of the proposed underwritten offering, we will no longer be eligible for the “controlled company” exemptions, and we will be required to meet the new listing standards in accordance with transition rules adopted by the NYSE. See “Certain Relationships and Related Transactions.” Once a controlled company ceases to be controlled, it is required to have at least one independent director on its nominating and compensation committees as of the date it ceases to be controlled; a majority of independent directors on those committees within 90 days after it ceases to be controlled; and fully independent nominating and compensation committees within one year after it ceases to be controlled. We intend to comply with these requirements.

Employment Agreements

      In May 2001, we entered into an employment agreement with William E. Meade, Jr., pursuant to which he agreed to serve as our President and Chief Executive Officer. The agreement provides for a term through May 18, 2006, unless otherwise extended by mutual agreement or unless employment is terminated at an earlier date in accordance with the agreement. The agreement provides for an annual base salary (currently $420,000), which is subject to increase as determined by the Compensation and Option Committee annually. Pursuant to the agreement, Mr. Meade was also granted options to purchase 200,000 shares of our common stock, of which 15,000 have been exercised, 65,000 are fully vested and the remaining 120,000 vest at 40,000 per year in May 2004, 2005, and 2006. The agreement and Mr. Meade’s employment with the Company may be terminated by us or Mr. Meade at any time for any reason upon 90 days’ prior written notice. Upon termination by either party other than for cause or death, Mr. Meade will be entitled to payment of his base salary then in effect for one year from the date of termination. The agreement provides for non-disclosure of our confidential or proprietary information and non-competition by Mr. Meade for a one-year period after termination of the agreement. The agreement also provides for non-solicitation by Mr. Meade of our employees, suppliers and customers for a three-year period after termination of the agreement.

      In January 2001, we entered into an employment agreement with Michael W. Morgan, our Vice Chairman of the Board, pursuant to which he agreed to provide services to us as requested by the Board of Directors. The agreement provides for a term through July 15, 2004, unless otherwise extended by mutual agreement or unless employment is terminated at an earlier date in accordance with the agreement. Mr. Morgan has advised us that he does not intend to extend the term of the agreement. The agreement provides for an annual base salary (currently $270,800) and provides for non-disclosure of our confidential or proprietary information.

      In 1997, we entered into a verbal agreement with Mr. Stephenson under which Mr. Stephenson provides us with advisory services and his services as our Chairman. Mr. Stephenson is entitled to an advisory fee under this agreement of $245,000 per year.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe Insiders have complied with all Section 16(a) filing requirements applicable since January 1, 2003.

Code of Ethics

      We have adopted a Corporate Code of Ethics and Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Corporate Code of Ethics and Business Conduct is available on the investor relations page of our web site at www.startek.com. We intend to disclose on our web site any amendments to or waivers of the code applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within five business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

      The following table sets forth certain information concerning 2001, 2002, and 2003 compensation of our Chief Executive Officer and executive officers who, in addition to the Chief Executive Officer, received the highest compensation during 2001, 2002, and 2003.

Summary Compensation Table

				Long-Term
				Compensation
				Awards

		Annual Compensation(a)		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option (#)	Compensation ($)

William E. Meade, Jr.	2003	411,539	2,396	—	—
President, CEO and Director	2002	400,000	—	—	73,702	(b)
	2001	238,462	—	200,000	—
A. Emmet Stephenson, Jr.	2003	—	—	—	245,000	(c)
Chairman of the Board	2002	—	—	—	245,000	(c)
	2001	—	—	—	245,000	(c)
Eugene L. McKenzie, Jr.(d)	2003	139,287	—	35,000	—
Executive VP, CFO, Secretary and Treasurer
Michael W. Morgan	2003	270,800	—	—	—
Vice Chairman of the Board	2002	270,800	—	—	—
	2001	324,965	—	100,000	—
Lawrence Zingale	2003	317,500	—	—	21,710	(e)
Executive VP and CEO	2002	166,923	25,000	100,000	2,232	(b)
	2001	—	—	—	—
David I. Rosenthal	2003	179,495	—	—	—
Former Executive VP, CFO,	2002	179,615	—	—	—
Secretary and Treasurer	2001	57,212	—	45,000	—

(a)	We did not provide perquisites or other personal benefits, securities, or property to the named executive officers which exceeded $50,000 or 10% of such officer’s total salary, bonus or other compensation for 2001, 2002, and 2003.

(b)	Reimbursement of relocation expenses.

(c)	Effective January 1, 1997, we began paying an annual advisory fee of $245,000 to A. Emmet Stephenson, Jr., Inc.

(d)	Mr. McKenzie was our Controller from June 2002 to November 2003, when he was named Executive VP, CFO, Secretary and Treasurer.

(e)	Reimbursement of relocation expenses of $5,260 and payment of disability insurance premiums of $16,450.

Option Grants in Last Fiscal Year

      The following table sets forth certain information relating to options granted in 2003 to named executive officers to purchase shares of our common stock under the StarTek Inc. Stock Option Plan.

Potential Realizable
		% of Total			value at Assumed
	No. of	Options			Annual Rates of Stock
	Securities	Granted to	Exercise		Price Appreciation
	Underlying	Employee	or Base		for Option Term
	Options/SARs	In Fiscal	Price	Expiration
Name	Granted(#)	Year	($/Sh)	Date	5%($)	10%($)

Eugene L. McKenzie, Jr.	35,000 (a)	27.3%	$34.41	11/3/13	757,409	1,919,424

(a)	These options will vest 20% per year for a five year period commencing on the date of grant.

      The dollar amounts set forth under the Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term are the result of calculations of assumed annual rates of stock price appreciation from the date of grant to the date of expiration of such options of 5% and 10%. These assumptions are not intended to forecast future price appreciation of our stock price. Our stock price may increase or decrease in value over the time period set forth above.

Option Exercises in Last Fiscal Year

      The following table provides information related to options exercised by our named executive officers during fiscal 2003 and unexercised options held by them at December 31, 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal		In-the-Money Options at
	Shares		Year End(#)		Fiscal Year End($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

A. Emmet Stephenson, Jr.	—	—	—	—	—	—
William E. Meade, Jr.	15,000	570,667	65,000	120,000	1,533,350	2,830,800
Eugene L. McKenzie, Jr.	—	—	2,000	43,000	29,240	340,260
Lawrence Zingale	—	—	20,000	80,000	289,800	1,159,200
David I. Rosenthal	4,500	163,839	13,500	27,000	209,655	419,310

(1)	The closing price of our common stock as reported by the New York Stock Exchange on December 31, 2003 was $40.79.

Compensation of Directors

      Pursuant to our Director Option Plan, each non-employee director will be automatically granted options to acquire 3,000 shares of our common stock at an exercise price equal to market value of the common stock on the date of each annual meeting of stockholders at which such director is re-elected. Such options are immediately vested and exercisable. The Directors’ Option Plan is administered by our Board of Directors.

Compensation Committee Interlocks and Insider Participation

      A. Emmet Stephenson, Jr. serves as a director, Chairman of the Board, and a member of our Compensation and Option Committee. Except for Mr. Stephenson, none of our officers or employees participate in deliberations of the Compensation and Option Committee. The Compensation and Option Committee makes salary decisions with input from the Chief Executive Officer; however, the Chief Executive Officer does not participate in deliberations regarding his own compensation. See the Summary Compensation Table set forth above for advisory fees paid to A. Emmet Stephenson, Jr., Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The table below presents information as of March 5, 2004 regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and executive officers;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our present executive officers and directors as a group.

	Beneficial
	Ownership of Shares

	Number of
Name of Stockholder	Shares(1)		Percentage

Toni E. Stephenson(2)(3)	3,313,882	(4)	23.1%
FASSET Trust(2)(5)	993,462	(4)	6.9%
MASSET Trust(2)(5)	993,462	(4)	6.9%
A. Emmet Stephenson, Jr.(2)(6)	3,350,882		23.3%
William E. Meade, Jr.(2)(7)	65,000		*
Eugene L. McKenzie, Jr.(2)(8)	2,000		*
Lawrence Zingale(2)(9)	20,000		*
Pamela S. Oliver(2)(10)	1,986,924		13.8%
Michael W. Morgan(2)(11)	119,243		*
Ed Zschau(12)	38,000		*
Hank Brown(13)	7,500		*
Michael S. Shannon(14)	19,000		*
Awad Asset Management(15)	779,279		5.4%
All Directors and Executive Officers as a group (8 persons)(16)	3,621,625		24.9%

*	Less than one percent.

(1)	Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Accordingly, share ownership in each case includes shares issuable upon exercise of outstanding options that are exercisable within 60 days after March 5, 2004. Unless otherwise indicated in the footnotes, and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

(2)	The address of such person, trust or trustee is c/o StarTek, Inc., 100 Garfield Street, Denver, Colorado 80206.

(3)	Mrs. Stephenson is the wife of A. Emmet Stephenson, Jr. Mr. Stephenson is our co-founder and Chairman of our Board of Directors. Mr. Stephenson disclaims beneficial ownership of shares owned by Mrs. Stephenson. For a description of certain agreements with us to which Mrs. Stephenson is a party, see “Description of Capital Stock — Registration Rights Agreement.”

(4)	We have filed a registration statement relating to a proposed underwritten offering by Mrs. Stephenson and the MASSET and FASSET Trusts of up to 3,200,000 shares of our common stock. Mrs. Stephenson has granted the underwriters the option to purchase an additional 480,000 shares of common stock to cover over-allotments. If the offering is completed, we anticipate MASSET Trust and FASSET Trust will own none of our common stock and Mrs. Stephenson will own 2,100,806 shares of our common stock, or 1,620,206 if the underwriters’ over-allotment option is fully exercised.

(5)	Pamela S. Oliver is the sole trustee of MASSET Trust and FASSET Trust and has sole voting power and investment power with respect to the common stock held by the trusts. Mrs. Oliver is Mr. Stephenson’s sister.

(6)	Mr. Stephenson is our co-founder and Chairman of our Board. Mr. Stephenson is the husband of Toni E. Stephenson and the brother of Pamela S. Oliver. Mrs. Stephenson disclaims beneficial ownership of shares owned by Mr. Stephenson. For a description of certain agreements with us to which Mr. Stephenson is a party, see “Description of Capital Stock — Registration Rights Agreement.”

(7)	Mr. Meade is our President and Chief Executive Officer. Includes 65,000 shares of common stock underlying vested stock options, and excludes 120,000 shares of common stock underlying unvested options held by Mr. Meade.

(8)	Mr. McKenzie is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Includes 2,000 shares of common stock underlying vested stock options, and excludes 43,000 shares of common stock underlying unvested options held by Mr. McKenzie.

(9)	Mr. Zingale is our Executive Vice President and Chief Operating Officer. Includes 20,000 shares of common stock underlying vested stock options, and excludes 90,000 shares of common stock underlying unvested options held by Mr. Zingale.

(10)	Represents shares owned by the FASSET and MASSET Trusts. Mrs. Oliver is the sole trustee of each of the trusts and has sole voting power and investment power with respect to the common stock held by the trusts. Mrs. Oliver is Mr. Stephenson’s sister.

(11)	Mr. Morgan is our co-founder and Vice Chairman of our Board. Mr. Morgan owns 59,243 shares of common stock. Includes 60,000 shares of common stock underlying vested stock options, and excludes 40,000 shares of common stock underlying unvested options held by Mr. Morgan.

(12)	Dr. Zschau is one of our Directors. The Zschau Living Trust owns 10,000 shares of common stock. Includes 28,000 shares of common stock underlying vested stock options. Dr. Zschau’s business address is Ed Zschau Enterprises, 1310 Trinity Drive, Menlo Park, California 94025.

(13)	Mr. Brown is one of our Directors. Mr. Brown owns 1,500 shares of common stock. Includes 6,000 shares of common stock underlying vested stock options. Mr. Brown’s business address is c/o Daniels Fund, 101 Monroe Street, Denver, CO 80206.

(14)	Mr. Shannon is one of our Directors. Mr. Shannon owns 9,000 shares of common stock. Includes 10,000 shares of common stock underlying vested stock options. Mr. Shannon’s business address is KSL Recreation Corporation, 50-905 Avenida Bermudas, La Quinta, CA 92253.

(15)	Awad Asset Management, Inc.’s address is 250 Park Avenue, 2nd Floor, New York, New York 10177. The information regarding Awad Asset Management, Inc. is as reported by Awad Asset Management, Inc. to the Securities and Exchange Commission on Schedule 13G/ A filed on January 27, 2004.

(16)	Includes an aggregate of 191,000 shares of common stock underlying vested stock options held by our directors and executive officers.

Equity Compensation Plans

      The following table summarizes information as of December 31, 2003 about our stock option plans for employees and non-employee directors. We do not offer any other equity compensation plans.

(c)
	(a)	(b)	Number of Securities
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance Under Equity
	Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options, Warrants,	(Excluding Securities
Plan Category	Outstanding Options	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	1,083,860	22.09	68,700
Equity compensation plans not approved by stockholders	—	—	—

Total	1,083,860	22.09	68,700

Item 13.	Certain Relationships and Related Transactions

Resale Registration Statement

      In February 2004, we filed a registration statement relating to a proposed underwritten offering by Toni E. Stephenson and the MASSET and FASSET Trusts of up to 3,200,000 shares of our common stock. Mrs. Stephenson has granted the underwriters the option to purchase an additional 480,000 shares of common stock to cover over-allotments. The selling stockholders will pay all of the expenses of such registration.

Registration Rights Agreement

      We have entered into a registration rights agreement with Mr. Stephenson, Mrs. Stephenson, and the MASSET and FASSET Trusts, that takes effect upon the consummation of the proposed underwritten offering described above and terminates on the earlier of (i) the fifth anniversary of the consummation of such offering and (ii) when the number of shares registrable for resale under the agreement constitutes less than 10% of our common stock outstanding. Mr. Stephenson owns 3,350,882 shares, or 23.3%, of our common stock outstanding. Following the proposed underwritten offering Mrs. Stephenson will own 2,100,806 shares, or 14.6% (or 1,620,806 shares, or 11.3%, if the underwriters exercise their overallotment option in full) of our common stock outstanding. Under the registration rights agreement, the holders of one-third or more of the registrable shares as defined in the registration rights agreement may demand that we file a registration statement under the Securities Act covering some or all of their registrable shares. We are obligated to file no more than two such demand registration statements (unless the number of shares requested to be included in a demand registration has been reduced by more than 15% by an underwriter), and we are not obligated to file a registration statement pursuant to such a demand prior to the later of six months after the execution date of the agreement or ninety days after the date of the proposed underwritten offering described above. The filing of a demand registration statement may be subject to further delay upon the occurrence of other specified events. In addition to these demand registration rights, if we propose to register any of our equity securities under the Securities Act, other than pursuant to registration statements on Forms S-4 or S-8, the holders of registrable securities may require that we include all or a portion of their registrable securities in the registration statement and in any related underwriting. In an underwritten offering, the managing underwriter, if any, has the right, subject to specified conditions, to limit the number of registrable securities included in the offering. Registration of shares of our common stock pursuant to the rights granted to the holders of registrable securities pursuant to the registration rights agreement, and subsequent sale of such shares under the registration statement, will result in such shares becoming freely tradable without restriction under the Securities Act. In connection with demand registrations, we will bear the expenses related to such registrations to the extent we would be required to incur such expenses within 12 months or obtain substantial benefit from complying with the demand. We will bear the expenses related to registrations we file in which the selling stockholders include registrable securities, except that the selling stockholders will bear their pro-rata portion of the underwriting discounts and commissions applicable to any such registration. The selling stockholders will bear all other fees, costs and expenses of registrations under the registration rights agreement, including underwriting discounts and commissions.

      The agreement also provides that, upon the occurrence of a change of control of us by merger, share exchange, stock sale or tender offer, or in the event members of the Stephenson family sell in the aggregate 15% or more of our outstanding common stock in any two year period (subject to certain conditions) no member of the Stephenson family will accept a premium for their shares in such transactions without providing an opportunity to all our other stockholders to sell their shares (or at least the same proportionate interest as the Stephenson family proposes to sell) at the same price; provided that the Stephenson family will be free to sell shares at any time in sales registered under the Securities Act, so long as the applicable members of the Stephenson family are named as selling stockholders in the related prospectus, or in Rule 144 transactions, without restriction under this provision.

Investor Rights Agreement

      We have entered into an investor rights agreement with Mr. Stephenson that takes effect upon the consummation of the proposed underwritten offering described above and terminates if Mr. Stephenson ceases to beneficially own at least 10% of our common stock. The agreement provides that following our 2004 annual meeting of stockholders and subject to the board’s fiduciary duties under applicable law, we will nominate for election to our board of directors designees named by Mr. Stephenson representing (i) a number of directors equal to one less than a majority of the board if there are an odd number of directors, or two less than a majority if there are an even number of directors, so long as Mr. Stephenson, together with members of his family, beneficially owns 30% or more of our outstanding common stock, or (ii) one director, so long as Mr. Stephenson, together with members of his family, beneficially owns between 10% and 30% of our outstanding common stock. Mr. Stephenson’s nominees under these provisions need not be independent or meet other specific criteria, so long as a majority of the members of our board are independent under the rules of the SEC and the New York Stock Exchange. The agreement also requires that we amend Article II, Section 6 of our Bylaws to provide that a holder of 10% or more of our outstanding common stock will be entitled to call a special stockholders meeting. The investor rights agreement provides that so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more of our outstanding common stock, Article II, Section 6 of the Bylaws, as amended, may not be amended by our board of directors without Mr. Stephenson’s consent.

      The rights provided to Mr. Stephenson in the investor rights agreement may not be transferred to any third party other than to Toni E. Stephenson, Mr. Stephenson’s wife, upon the death or incompetence of Mr. Stephenson and to her estate, upon the subsequent death or incompetence of Mrs. Stephenson. Mr. Stephenson does not have the right to vote shares of stock held by other members of the Stephenson family.

Item 14.	Principal Accountant Fees and Services

Fees

      The aggregate fees for professional services rendered to us by Ernst & Young LLP for the year ended December 31, 2003, were as follows:

      Audit Fees. During the years ended December 31, 2003 and 2002, we paid $197,050 and $178,500, respectively, to Ernst & Young LLP for audit services.

      Audit-Related Fees. During the years ended December 31, 2003 and 2002, we paid $6,400 and $8,500, respectively, for audit-related services. Audit-related services included assistance in the assessment of the impact of Section 404 of the Sarbanes-Oxley Act of 2002 on us and compliance reports issued in connection with requirements of statutory governments.

      Tax Fees. During the years ended December, 31, 2003, and 2002 we paid $1,650 and $46,000, respectively, to Ernst & Young LLP for tax services. Tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

      All Other Fees. During the years ended December, 31, 2003 and 2002, we paid $0 and $5,000, respectively, to Ernst & Young LLP for real estate advisory services.

      In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Document List

1. Financial Statements Response to this portion of Item 15. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 42 of this Form 10-K.

2. Supplementary Data and Financial Statement Schedules Response to this portion of Item 15. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 42 of this Form 10-K.

3. An Index of Exhibits follows the signature pages of this Form 10-K.

      (b) Reports on Form 8-K.

On November 7, 2003, we filed a Form 8-K reporting items 5, 7, and 12.

      (c) The Exhibit Index lists the exhibits filed with this report.

STARTEK, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND

FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Note. All schedules have been included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

StarTek, Inc.

      We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Denver, Colorado

February 24, 2004

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,143	$5,955
Investments	44,022	41,812
Trade accounts receivable, less allowance for doubtful accounts of $816 and $790 in 2002 and 2003, respectively	37,232	43,388
Inventories	1,463	1,720
Income tax receivable	335	805
Deferred tax assets	4,300	2,250
Prepaid expenses and other assets	958	907

Total current assets	101,453	96,837
Property, plant and equipment, net	38,797	54,563
Long-term deferred tax assets	110	1,743
Other assets	61	464

Total assets	$140,421	$153,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,156	$8,917
Accrued liabilities	7,235	10,310
Current portion of long-term debt	2,221	26
Other	462	358

Total current liabilities	21,074	19,611
Long-term debt, less current portion	4,261	78
Other	492	918
Stockholders’ equity:
Common stock, 32,000,000 shares, $0.01 par value, authorized; 14,192,581 and 14,351,011 shares issued and outstanding, respectively	142	144
Additional paid-in capital	50,060	53,917
Cumulative translation adjustment	(123)	446
Unrealized gain (loss) on investments available for sale	(738)	1,462
Retained earnings	65,253	77,031

Total stockholders’ equity	114,594	133,000

Total liabilities and stockholders’ equity	$140,421	$153,607

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(Dollars in thousands, except per share data)
Revenue	$182,576	$207,864	$231,189
Cost of services	137,622	157,005	171,401

Gross profit	44,954	50,859	59,788
Selling, general and administrative expenses	25,938	22,562	28,489

Operating profit	19,016	28,297	31,299
Net interest income and other	4,318	1,986	4,048
Loss on impaired investments	(15,452)	(6,210)	—

Income before income taxes	7,882	24,073	35,347
Income tax expense	3,011	8,907	13,149

Net income (A)	$4,871	$15,166	$22,198

Weighted average shares of common stock (B)	14,053,484	14,140,765	14,243,273
Dilutive effect of stock options	114,560	244,624	379,793

Common stock and common stock equivalents (C)	14,168,044	14,385,389	14,623,066

Earnings per share:
Basic (A/ B)	$0.35	$1.07	$1.56
Diluted (A/ C)	$0.34	$1.05	$1.52

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Operating Activities
Net income	$4,871	$15,166	$22,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,898	9,220	10,045
Deferred income taxes	(4,497)	1,399	(1,218)
Loss (gain) on sale of assets	1	2	(30)
Loss on investment impairments	15,452	6,210	—
Changes in operating assets and liabilities:
Sales of trading securities, net	6,334	1,085	1,537
Trade accounts receivable, net	(5,786)	(11,047)	(6,156)
Inventories	(668)	1,151	(257)
Prepaid expenses and other assets	(548)	305	(352)
Accounts payable	3,603	(822)	(2,239)
Income taxes payable	(746)	(2,149)	482
Accrued and other liabilities	954	621	3,397

Net cash provided by operating activities	25,868	21,141	27,407
Investing Activities
Purchases of investments available for sale	(56,966)	(45,337)	(45,054)
Proceeds from disposition of investments available for sale	41,509	32,214	49,226
Purchases of property, plant and equipment	(19,016)	(5,877)	(23,867)
Proceeds from disposition of property, plant and equipment	8	38	131

Net cash used in investing activities	(34,465)	(18,962)	(19,564)
Financing Activities
Stock options exercised	738	1,681	2,907
Principal payments on borrowings, net	(12,460)	(5,420)	(7,368)
Proceeds from borrowings and capital lease obligations	12,850	—	—
Dividends on common stock	—	—	(10,420)

Net cash used in financing activities	1,128	(3,739)	(14,881)
Effect of exchange rate changes on cash	(792)	421	(150)

Net decrease in cash and cash equivalents	(8,261)	(1,139)	(7,188)
Cash and cash equivalents at beginning of year	22,543	14,282	13,143

Cash and cash equivalents at end of year	$14,282	$13,143	$5,955

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$355	$419	$283
Income taxes paid	$8,318	$9,394	$13,792
Property plant and equipment acquired or refinanced under long-term debt	$7,049	—	—
Change in unrealized loss on investments available for sale, net of tax	$(1,695)	$1,452	$2,200

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

	(Dollars in thousands)
Balance, December 31, 2000	14,033,221	$140	$47,095	$45,216	$(487)	$91,964
Stock options exercised	49,340	1	737	—	—	738
Income tax benefit from stock options exercised	—	—	170	—	—	170
Net income	—	—	—	4,871	—	4,871
Cumulative translation adjustment	—	—	—	—	(439)	(439)
Unrealized loss on investments available for sale	—	—	—	—	(1,695)	(1,695)

Comprehensive income	—	—	—	—	—	2,737

Balance, December 31, 2001	14,082,561	$141	$48,002	$50,087	$(2,621)	$95,609
Stock options exercised	110,020	1	1,680	—	—	1,681
Income tax benefit from stock options exercised	—	—	378	—	—	378
Net income	—	—	—	15,166	—	15,166
Cumulative translation adjustment	—	—	—	—	308	308
Unrealized gain on investments available for sale	—	—	—	—	1,452	1,452

Comprehensive income	—	—	—	—	—	16,926

Balance, December 31, 2002	14,192,581	$142	$50,060	$65,253	$(861)	$114,594
Stock options exercised	158,430	2	2,905	—	—	2,907
Income tax benefit from stock options exercised	—	—	952	—	—	952
Dividends paid	—	—	—	(10,420)	—	(10,420)
Net income	—	—	—	22,198	—	22,198
Cumulative translation adjustment	—	—	—	—	569	569
Unrealized gain on investments available for sale	—	—	—	—	2,200	2,200

Comprehensive income	—	—	—	—	—	24,967

Balance, December 31, 2003	14,351,011	$144	$53,917	$77,031	$1,908	$133,000

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies

      StarTek, Inc.’s business was founded in 1987 and, through its wholly-owned subsidiaries, has provided business process outsourced services since inception. On December 30, 1996, StarTek, Inc. (the “Company” or “StarTek”) was incorporated in Delaware, and in June 1997 StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly-owned subsidiaries of the Company. In 2001, the Company formed StarTek Canada Services, Ltd. a Nova Scotia, Canada corporation, which is a wholly-owned subsidiary of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries. The consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Business Operations

      StarTek has an established position as a leading provider of business process outsourced services, which consist of business process management and supply chain management services. The Company’s business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Supply chain management services include packaging, fulfillment, marketing support and logistics services. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to growing needs of its clients and to capitalize on market opportunities. The Company has facilities in North America, the United Kingdom, and through 2001, in Singapore. The facility in Singapore closed on January 31, 2002.

Foreign Currency Translation

      Assets and liabilities of the Company’s foreign operations are translated into US dollars at current exchange rates. Revenues and expenses are translated at average monthly exchange rates. Resulting translation adjustments, net of applicable deferred income taxes (2002 — $(73); 2003 — $264) are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

Comprehensive Income

      Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. Comprehensive income was $2,737, $16,926, and $24,967 for 2001, 2002 and 2003, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The below table shows the roll forward of the Company’s allowances for doubtful accounts and inventory reserves.

	December 31,

	2001	2002	2003

Allowance for Doubtful Accounts
Balance at beginning of year	$672	$789	$816
Additions/recoveries	312	29	20
Write offs	(195)	(2)	(46)

Balance at end of year	$789	$816	$790

Inventory Reserve
Balance at beginning of year	$437	$530	$467
Additions	178	238	181
Write offs	(85)	(301)	(49)

Balance at end of year	$530	$467	$599

Revenue Recognition

      We recognize revenue as business process management services are completed. We recognize revenue on supply chain management services when products are shipped.

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

Investments

      Investments available for sale consist of debt and equity securities reported at fair value, with unrealized gains and losses, net of tax (tax benefits (effect) of $433 and $(866) for 2002 and 2003, respectively) reported as a separate component of stockholders’ equity. Investments are evaluated for other-than-temporary impairment if the fair value is below the Company’s cost for six months. The Company then considers additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. Other-than-temporary declines in fair value are reflected on the income statement as loss on impaired investments. Original cost of investments available for sale, which are sold, is based on the specific identification method. Interest

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income from investments available for sale is included in net interest income and other. Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date. Gross unrealized gains and losses from trading securities are reflected in income currently and as part of net interest income and other.

Derivative Instruments and Hedging Activities

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

      The Company has historically not entered into hedging transactions, however, in February 2004 the Company entered into a hedging agreement with Wells Fargo Bank to secure an exchange rate for the purchase of Canadian dollars.

Inventories

      Inventories are valued at the lower of average costs, which approximate actual costs, computed on a first-in, first-out basis, or market.

Property, Plant and Equipment

      Property, plant, and equipment are stated at cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives as follows:

Estimated
Useful Lives

Buildings and improvements	5 to 30.5 years
Equipment	3 to 5 years
Furniture and fixtures	7 years

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

Stock Option Plans

      The Company stock options plans, which are described more fully in Note 14, Stock Options, are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the grant date, no stock-based employee compensation cost was recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

      For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	2001	2002	2003

Net income, as reported	$4,871	$15,166	$22,198
Fair value-based compensation cost, net of tax	1,756	5,234	2,851

Pro forma net income	$3,115	$9,932	$19,347

Basic earnings per share
As reported	$0.35	$1.07	$1.56
Pro forma	$0.22	$0.70	$1.36
Diluted earnings per share
As reported	$0.34	$1.05	$1.52
Pro forma	$0.22	$0.69	$1.32

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 and with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002, and it had no material impact on results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company’s fiscal year 2003. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation,” establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes. It is expected FASB may require fair value accounting for stock options in the future, potentially beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities — all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 had no impact on the Company’s financial statements.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on the Company’s consolidated statements of income or financial position.

2.	Earnings Per Share

      Basic earnings per share is computed on the basis of weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the “treasury stock” method.

3.	Investments

      As of December 31, 2002, investments available for sale consisted of:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Corporate bonds	$16,627	$610	$(9)	$17,228
Equity securities	21,172	175	(1,947)	19,400

Total	$37,799	$785	$(1,956)	$36,628

      As of December 31, 2003, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value

Corporate bonds	$21,141	$1,302	$(2)	$22,441
Equity securities	12,486	1,158	(130)	13,514

Total	$33,627	$2,460	$(132)	$35,955

      As of December 31, 2003, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value

Corporate bonds maturing within:
One year or less	$5,036	$5,175
Two to five years	16,105	17,266

	$21,141	$22,441
Equity securities	12,486	13,514

Total	$33,627	$35,955

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of December 31, 2003, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $4,042 and $5,857, respectively. Trading securities consisted primarily of alternative investment partnerships and option contracts sold. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of December 31, 2003, the Company had sold call options for a total of 33,000 shares of US equity securities which, in the aggregate, had a basis and market value of $14 and $42, respectively, and sold put options for a total of 44,500 shares of US equity securities which, in the aggregate, had a basis and market value of $23 and $13, respectively. The foregoing call and put options expired between January 17, 2004 and February 21, 2004.

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

      In January 2001, the Company purchased an investment in Six Sigma, LLC (“Six Sigma”). Six Sigma provided its audited financial statements, which included an unqualified independent auditors’ opinion. The purpose of Six Sigma was to provide revolving platform financing to its customer, a national mortgage company (“Mortgage Company”) and all advances were to be secured by first mortgages or deeds of trust on residential properties located in 47 different states. Six Sigma was to receive interest from the lender and a portion of the loan origination fees. Subsequently, a federal court placed the Mortgage Company into receivership based on allegations by the SEC that the president of the Mortgage Company had misappropriated large amounts of funds. The concurrent default on the line of credit extended by Six Sigma to the Mortgage Company triggered a bankruptcy filing by Six Sigma. Based on the limited information available to the Company in 2001, the Company believed it to be probable that its investment in Six Sigma had been impaired, and took a charge for a loss on the entire investment balance of $3,000 and accrued interest and fees of $40.

      Through its wholly owned subsidiary Domain.com, Inc., the Company has a 19.9% investment in and notes receivable from Gifts.com, Inc. for a total of $12,412. Gifts.com, Inc. has experienced recurring operating losses, negative cash flows, and a deficiency in working capital. In 2001, management determined

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it to be probable the Company’s investment in and notes receivable from Gifts.com, Inc. was impaired, and took a charge for a loss on the entire balance of $12,412.

      The Company periodically evaluates investment holdings on an individual basis and in 2002 determined certain declines in the fair value of investments available for sale to be other than temporary. The Company recorded $6,356 in investment impairment and a $146 cash recovery of the Six Sigma impairment originally recorded in 2001. No other-than-temporary impairments were recorded in 2003.

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

	December 31,

	2002	2003

Purchased components and fabricated assemblies	$1,373	$1,652
Finished goods	90	68

Total	$1,463	$1,720

6.	Property, Plant and Equipment

	December 31,

	2002	2003

Land	$2,400	$2,348
Buildings and improvements	24,734	31,132
Equipment	38,666	55,707
Furniture and fixtures	4,935	8,281

	70,735	97,468
Less accumulated depreciation and amortization	(31,938)	(42,905)

Property, plant and equipment, net	$38,797	$54,563

7.	Line of Credit

      The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. (the “Bank”) that expires on September 30, 2005. Borrowings under the line of credit bear interest at the Bank’s prime rate minus 1% (3.00% as of December 31, 2003). Under this line of credit, the Company is required to maintain minimum tangible net worth of $80.0 million and operate at a profit. The Company may not pay dividends in an amount that would cause a failure to meet the minimum tangible net worth covenant. As of December 31, 2003, the Company was in compliance with the financial covenants, and no balance was outstanding under the line of credit.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Leases

      The Company leases facilities and equipment under various non-cancelable operating leases. As of December 31, 2003 future minimum rental commitments for operating leases were:

Operating
Leases

2004	$3,440
2005	2,664
2006	2,572
2007	2,373
2008	1,825
Thereafter	4,627

Total minimum lease payments	$17,501

      Rent expense, including equipment rentals, for 2001, 2002, and 2003 was $1,044, $1,407, and $2,136, respectively.

9.	Tennessee Financing Agreement

      On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee, (the “Development Board”) in connection with the Development Board’s issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the “Facility Note”) and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the “Equipment Loan”). The Facility Note bears interest at 9.0% per annum commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Development Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the “Facility Lease”). The Facility Lease requires the Company to pay to the Development Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Development Board. Pursuant to the provisions of the Facility Lease and upon the Company’s payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan bears interest at 9.0% per annum, generally contains the same provisions as the Facility Note, and provides for an equipment lease, except the Equipment Loan and equipment lease matured on January 1, 2004 and continues on a month-to-month basis. As of December 31, 2003, the Company had used approximately $4,468 and $1,988 of the Facility Note and Equipment Loan, respectively, and correspondingly entered into further lease arrangements with the Development Board.

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

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Long-Term Debt

	December 31,

	2002	2003

5.0% to 5.4% equipment loans	$5,304	$—
Variable rate equipment loan	469	—
Non-interest bearing promissory note with incentive provisions	553	—
Other debt obligations	156	104

	6,482	104
Less current portion of long-term debt	(2,221)	(26)

Long-term debt, less current portion	$4,261	$78

      As of December 31, 2003, future scheduled annual principal payments on long-term debt were:

2004	$26
2005	26
2006	26
2007	26

$104

      In February 2004, the Company entered into a $10 million loan secured by various computer, telecommunications and office equipment. The loan bears interest at 3.65% and is payable in installments over forty-eight months.

11.	Income Taxes

      Significant components of the provision for income taxes were:

	2001	2002	2003

Current:
Federal	$6,485	$5,771	$13,771
Foreign	292	907	1,180
State	731	830	(314)

Total current	7,508	7,508	14,637
Deferred:
Federal	(3,906)	1,378	(1,113)
Foreign	—	(175)	(10)
State	(591)	196	(95)

Total deferred	(4,497)	1,399	(1,218)

Income tax expense	$3,011	$8,907	$13,419

      Income tax benefits associated with disqualifying dispositions of incentive stock options during 2001, 2002 and 2003 reduced income taxes by $170, $378 and $952 for 2001, 2002 and 2003, respectively. Such benefits were recorded as an increase to additional paid-in capital.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included in the accompanying balance sheets as of December 31 were:

	2002	2003

Current deferred tax assets (liabilities):
Bad debt allowance	$317	$323
Vacation accrual	639	776
Deferred revenue	96	62
Accrued expenses	489	509
Unrealized loss on investments	446	787
Loss on impaired investments available for sale	2,259	56
Other	54	(263)

Total current deferred tax assets	4,300	2,250
Long-term deferred tax assets (liabilities):
Tax depreciation in excess of book	(846)	745
Loss on impaired investments	956	998

Net long-term deferred tax assets	110	1,743

Total net deferred tax assets	$4,410	$3,993

      Differences between US federal statutory income tax rates and the Company’s effective tax rates for the years ended December 31, 2000, 2001, and 2002 were:

	2001	2002	2003

Tax at US statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.1	3.0
Other, net	(0.1)	(1.1)	(0.8)

	38.2%	37.0%	37.2%

12.	Net Interest Income and Other

	Year Ended December 31,

	2001	2002	2003

Interest income	$2,511	$2,013	$2,139
Interest expense	(347)	(419)	(282)
Other income and expense	2,154	392	2,191

Net interest income and other	$4,318	$1,986	$4,048

13.	Stock Options

      Stock option plans have been established since 1997 to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “Options”) to key employees, directors (other than non-employee directors), consultants, and other independent contractors. The Stock Option Plan (“Option Plan”) provides for Options to be granted for a maximum of 1,585,000 shares of common stock, which are to be awarded by determination of committee of non-employee directors. Unless otherwise determined by the committee, all Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options’ grant date and expire at the earlier of: (i) ten years (or

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

five years for participants owning greater than 10% of the voting stock) from the Options’ grant date; (ii) three months after termination of employment; (iii) six months after the participant’s death; or (iv) immediately upon termination for “cause”.

      The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the Company’s board of directors and serve continuously from commencement of their term (the “Participants”). The Director Option Plan provides for stock options to be granted for a maximum of 90,000 shares of common stock. Each Participant is granted options to acquire 10,000 shares of common stock upon election to serve on the Company’s board of directors and is automatically granted options to acquire 3,000 shares of common stock on the date of each annual meeting of stockholders at which such Participant is reelected. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) date when Participant’s membership on the Company’s board of directors is terminated for cause; (ii) ten years from option grant date; or (iii) one year after Participant’s death.

      The following table summarizes the activity and terms of outstanding options at December 31, 2001, 2002, and 2003:

	2001		2002		2003

		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	648,080	$22.95	1,158,950	$20.06	1,194,220	$21.11
Granted	645,000	17.46	333,500	24.30	128,500	27.57
Exercised	(49,340)	14.94	(110,020)	15.28	(158,430)	18.35
Canceled	(84,790)	25.32	(188,210)	23.87	(80,430)	23.74

Options outstanding as of end of year	1,158,950	$20.06	1,194,220	$21.11	1,083,860	$22.09

Options exercisable as of end of year	322,750	$20.65	423,620	$19.99	442,000	$21.21

      Summary information about the Company’s stock options outstanding at December 31, 2003 is as follows:

		Weighted
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of	December 31,	Remaining Life	Average	December 31,	Average
Exercise Prices	2003	(In Years)	Exercise Price	2003	Exercise Price

$10.38 – $14.94	131,340	6.9	$14.75	52,140	$14.63
$15.00 – $19.39	436,010	5.7	16.63	260,990	16.00
$21.25 – $24.70	190,270	8.0	23.39	8,870	22.91
$25.26 – $28.26	214,580	7.8	26.25	62,720	26.03
$30.56 – $34.41	56,260	8.4	33.38	13,160	31.77
$38.62 – $38.94	10,700	6.0	38.65	10,420	38.64
$42.75 – $50.50	30,160	5.4	45.37	22,360	44.92
$65.00 – $74.00	14,540	6.0	69.22	11,340	68.29

$10.38 – $74.00	1,083,860	6.8	$22.09	442,000	$21.21

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on date of grant, no compensation expense has been recognized. Pro forma information regarding net income and net income per share is required by SFAS No. 123 “Accounting For Stock Based Compensation”, and has been determined as if the Company had accounted for its stock options under the fair value method as provide for by SFAS No. 123. See Note 1.

      Fair value of options granted during 2001, 2002 and 2003 reported in Note 1: Basis of Presentation and Summary of Significant Accounting Policies was estimated as of date of grant using a Black-Scholes option pricing model with the following assumptions:

	2001	2002	2003

Expected life in years	7.0	7.0	7.0
Risk-free interest rate	3.53-5.08%	1.43-3.65%	1.43-3.94%
Volatility	71.3%	67.5%	63.9%
Dividend yield	0%	0%	0-4.36%

      Weighted average grant date fair market value of options granted during 2001, 2002, and 2003 was approximately $17.50 per share, $24.30 per share, and $27.57 per share, respectively.

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

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Geographic Area Information

      The Company, operating in a single industry segment, provides a variety of integrated, outsourced services to other businesses throughout the world. The Company’s North America operations are located in the United States of America and Canada. The Company’s Europe operations are located in the United Kingdom. The Company’s Asia operations, closed in January 2002, were located in Singapore. Revenues, operating profit, and identifiable assets, classified by major geographic areas in which the Company operates were:

	North America	Europe	Asia	Eliminations	Total

Year Ended December 31, 2001
Revenues	$155,612	$16,080	$10,884	$—	$182,576
Operating profit	18,580	278	158	—	19,016
Identifiable assets	196,125	6,286	2,985	(76,243)	129,153
Year Ended December 31, 2002
Revenues	$200,288	$7,493	$83	$—	$207,864
Operating profit (loss)	29,615	(1,291)	(27)	—	28,297
Identifiable assets	238,717	3,983	—	(102,279)	140,421
Year Ended December 31, 2003
Revenues	$225,408	$5,781	$—	$—	$231,189
Operating profit (loss)	33,300	(2,001)	—	—	31,299
Identifiable assets	283,658	1,417	—	(131,468)	153,607

15.	Principal Clients

      The following table represents revenue concentrations of the Company’s principal clients:

	Year Ended
	December 31,

	2001	2002	2003

AT&T Wireless Services, Inc.	19.1%	26.3%	38.1%
Microsoft Corp.	48.4%	34.4%	21.7%
T-Mobile, a subsidiary of Deutsche Telekom	6.5%	12.2%	16.1%
AT&T Corp.	10.8%	13.3%	13.1%

      The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenues, operating results, and financial condition. AT&T Wireless Services has announced that it has entered an agreement to be acquired by Cingular Wireless LLC. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of December 31, 2003.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Data (Unaudited)

	2002 Quarters Ended

	March 31	June 30	September 30	December 31

Revenue	$45,960	$43,350	$52,095	$66,459
Gross profit	11,169	11,124	13,079	15,483
Selling, general and administrative expenses(a)	5,217	5,089	5,834	6,429
Operating profit(a)	5,952	6,035	7,245	9,054
Loss on impaired investments	—	—	—	(6,210)
Net income	4,020	3,976	4,506	2,664
Earnings per share:
Basic	$0.29	$0.28	$0.32	$0.19
Diluted	$0.28	$0.28	$0.31	$0.18
Weighted average shares outstanding:
Basic	14,086,561	14,118,729	14,168,463	14,147,888
Diluted	14,269,254	14,410,318	14,396,454	14,418,078

	2003 Quarters Ended

	March 31	June 30	September 30	December 31

Revenue	$50,528	$54,528	$60,002	$66,131
Gross profit	12,187	12,768	15,554	19,279
Selling, general and administrative expenses	6,350	7,203	7,146	7,790
Operating profit	5,837	5,565	8,408	11,489
Net income	4,154	4,177	5,900	7,967
Earnings per share:
Basic	$0.29	$0.29	$0.41	$0.56
Diluted	$0.29	$0.29	$0.40	$0.54
Weighted average shares outstanding:
Basic	14,203,794	14,209,061	14,248,378	14,310,632
Diluted	14,479,587	14,501,994	14,681,052	14,783,736

(a)	Certain amounts were reclassified in the first and second quarters of 2002 to conform with annual presentation.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(REGISTRANT)

By:	/s/ EUGENE L. MCKENZIE, JR.

Eugene L. McKenzie, Jr.
Executive Vice President, Chief
Financial Officer, Secretary, and Treasurer

Date: March 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed Below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 8, 2004

/s/ EUGENE L. MCKENZIE, JR. Eugene L. McKenzie, Jr.	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	Date: March 8, 2004

/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Chairman of the Board	Date: March 8, 2004

/s/ ED ZSCHAU Ed Zschau	Director	Date: March 8, 2004

/s/ MICHAEL S. SHANNON Michael S. Shannon	Director	Date: March 8, 2004

/s/ HANK BROWN Hank Brown	Director	Date: March 8, 2004

STARTEK, INC.

INDEX OF EXHIBITS

Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
3.2	Restated Bylaws of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).
4.1	Specimen Common Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
10.1	StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
10.2	Form of Stock Option Agreement (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
10.3	StarTek, Inc. Director Stock Option Plan (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
10.14	Facility lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly-owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial Development Revenue Note, Series A dated as of July 8, 1998 and issued by the Industrial Development Board of the County of Montgomery, Tennessee (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 1998).
10.16	Equipment lease agreement dated as of July 8, 1998 between StarTek USA, Inc. (a wholly-owned subsidiary of the Company) and the Industrial Development Board of the County of Montgomery, Tennessee and Industrial Development Revenue Note, Series B dated as of July 8, 1998 and issued by the Industrial Development Board of the County of Montgomery, Tennessee (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 31, 1999).
10.20	Contribution Agreement dated September 15, 1999 among Good Catalog Company, The Reader’s Digest Association, Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).
10.21	Stockholders Agreement dated September 15, 1999 by and among Good Catalog Company, The Reader’s Digest Association, Inc., and Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).
10.22	Loan Agreement dated November 1, 1999 with respect to loans to be extended by The Reader’s Digest Association, Inc. and Domain.com, Inc. to Good Catalog Company (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).
10.23	Promissory Note of Good Catalog Company dated November 1, 1999 in the principal amount of $7,816,875.00 payable to the order of Domain.com, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 1999).

Exhibits

10	.30†	Employment Agreement dated as of January 1, 2001 between StarTek, Inc. and Michael W. Morgan (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 29, 2001)
10.33		Credit Agreement and $10,000,000 Revolving Line of Credit Note dated June 30, 2003 between StarTek, Inc. and Wells Fargo Bank West, National Association (incorporated by reference from Exhibit 10.32 to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2003).
10	.34†	Employment Agreement dated as of May 2001 between StarTek, Inc. and William E. Meade (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10.35		Facility lease agreement dated July 25, 2001 between OGT Holdings Ltd. and StarTek Canada Services, Ltd. and StarTek USA, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10.36		Facility Sublease dated July 1, 2001 between The Business Depot Ltd. and StarTek Canada Services, Ltd. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10	.37#	VoiceStream Wireless Corporation Services (wholly owned subsidiary of Deutsche Telekom, AG) Agreement between StarTek USA, Inc. and VoiceStream Wireless Corporation dated June 8, 2001(incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).
10	.38#	Microsoft Corporation Manufacturing and Supply and Services Agreement between StarTek, Inc. and Microsoft Corporation dated July 1, 2001 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).
10.39		Gifts.com, Inc. Amended, Restated and Consolidated Subordinate Loan Agreement between Reader’s Digest Association, Inc., Domain.com, Inc. and Gifts.com, Inc. dated September 30, 2001 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).
10	.42#	AT&T General Agreement dated January 1, 2002 between StarTek, Inc. and AT&T Corp. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2002).
10	.43#	Amended and Restated Services Agreement dated April 1, 2002 between StarTek USA, Inc., and VoiceStream Wireless Corporation (incorporated by reference from Form 10-Q Quarterly Report filed with the Security and Exchange Commission on November 12, 2002).
10.44		Provider Master Service Agreement dated March 21, 2002 between StarTek USA, Inc., and AT&T Wireless Services, Inc. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 12, 2002).
10.45		Facility lease agreement dated February 14, 2003 between Cornwall Centre Limited and StarTek Canada Services Ltd. (incorporated by reference from Exhibit 10.44 to Form 10-K Quarterly Report filed with the Securities and Exchange Commission on March 12, 2003).
10.46		Facility lease agreement dated February 24, 2003 between Cardwell Companies Inc. and StarTek USA, Inc. (incorporated by reference from Exhibit 10.45 to Form 10-K Quarterly Report filed with the Securities and Exchange Commission on March 12, 2003).
*10	.47	Registration Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr.,
*10	.48	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr., and Toni E. Stephenson.
*10	.49†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors.
*10	.50	Promissory Note to Wells Fargo Equipment Finance, Inc.
*21	.1	Subsidiaries of the Registrant.
*23	.1	Consent of Independent Auditors dated March 8, 2004.
*31	.1	Section 302 Certification by William E. Meade, Jr.
*31	.2	Section 302 Certification by Eugene L. McKenzie, Jr.

Exhibits

*32	.1	Section 906 Certification by William E. Meade, Jr.
*32	.2	Section 906 Certification by Eugene L. McKenzie, Jr.

*	Filed with this Form 10-K

†	Management contract or compensatory plan or arrangement.

#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.