Form 10-Q
period 2004-03-31
STARTEK INC
filed 2004-05-05
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value – 14,432,491 shares as of April 30, 2004

STARTEK, INC.

FORM 10-Q

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2003	2004

	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,955	$17,866
Investments	41,812	40,475
Trade accounts receivable, less allowance for doubtful accounts of $790 and $758, respectively	43,388	48,427
Inventories	1,720	2,364
Income tax receivable	805	—
Deferred tax assets	2,250	2,430
Prepaid expenses and other current assets	907	2,723

Total current assets	96,837	114,285
Property, plant and equipment, net	54,563	53,504
Long term deferred tax assets	1,743	1,799
Other assets	464	469

Total assets	$153,607	$170,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,917	$7,219
Accrued liabilities	10,310	14,072
Income taxes payable	—	1,568
Current portion of long-term debt	26	2,398
Other current liabilities	358	322

Total current liabilities	19,611	25,579
Long-term debt, less current portion	78	7,512
Other liabilities	918	877
Stockholders’ equity:
Common stock	144	144
Additional paid-in capital	53,917	55,628
Cumulative translation adjustment	446	327
Unrealized gain on investments available for sale	1,462	1,541
Retained earnings	77,031	78,449

Total stockholders’ equity	133,000	136,089

Total liabilities and stockholders’ equity	$153,607	$170,057

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2004

Revenue	$50,528	$64,695
Cost of services	38,341	46,346

Gross profit	12,187	18,349
Selling, general and administrative expense	6,350	7,824

Operating profit	5,837	10,525
Net interest income and other	779	612

Income before income taxes	6,616	11,137
Income tax expense	2,462	4,265

Net income (A)	$4,154	$6,872

Weighted average shares of common stock (B)	14,203,794	14,358,046
Dilutive effect of stock options	275,793	472,587

Common stock and common stock equivalents (C)	14,479,587	14,830,633

Earnings per share:
Basic (A/ B)	$0.29	$0.48

Diluted (A/ C)	$0.29	$0.46

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2004

Operating Activities
Net income	$4,154	$6,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,409	3,085
Deferred income taxes	806	(266)
Gain on sale of assets	(22)	—
Changes in operating assets and liabilities:
Sales of trading securities, net	566	91
Trade accounts receivable, net	10,844	(5,039)
Inventories	(1,451)	(644)
Prepaid expenses and other assets	(7)	(1,821)
Accounts payable	(2,526)	(1,698)
Income taxes payable	736	2,928
Accrued and other liabilities	1,546	3,685

Net cash provided by operating activities	17,055	7,193
Investing Activities
Purchases of investments available for sale	(13,808)	(3,952)
Proceeds from disposition of investments available for sale	21,041	5,368
Purchases of property, plant and equipment	(1,845)	(2,248)
Proceeds from disposition of property plant and equipment	120	—

Net cash provided by (used in) investing activities	5,508	(832)
Financing Activities
Proceeds from stock option exercises	238	1,156
Principal payments on borrowings, net	(898)	(194)
Dividend Payments	—	(5,454)
Proceeds from borrowings	—	10,000

Net cash provided by (used in) financing activities	(660)	5,508
Effect of exchange rate changes on cash	(95)	42

Net increase in cash and cash equivalents	21,808	11,911
Cash and cash equivalents at beginning of period	13,143	5,955

Cash and cash equivalents at end of period	$34,951	$17,866

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$72	$47
Income taxes paid	$932	$1,587
Property, plant and equipment financed under long-term debt	$—	$10,000
Change in unrealized gain (loss) on investments available for sale, net of tax	$(74)	$79

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three months ended March 31, 2004 are not necessarily indicative of operating results that may be expected during any other interim period of 2004.

      The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to consolidated financial statements and footnotes thereto included in StarTek, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

     Stock Option Plans

      The Company’s stock options plans are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying stock on the grant date, no stock-based employee compensation cost was recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

      For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three Months
	Ended March 31,

	2003	2004

Net income, as reported	$4,154	$6,872
Fair value-based compensation cost, net of tax	685	554

Pro forma net income	$3,469	$6,318

Basic earnings per share
As reported	$0.29	$0.48

Pro forma	$0.24	$0.44

Diluted earnings per share
As reported	$0.29	$0.46

Pro forma	$0.24	$0.43

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

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company’s fiscal year 2003. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation,” establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes. It is expected that the FASB will require fair value accounting for stock options beginning in 2005.

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

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on the Company’s consolidated statements of income or financial position.

2.     Earnings Per Share

      Basic earnings per share is computed on the basis of weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the “treasury stock” method.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Investments

      As of December 31, 2003, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value

Corporate bonds	$21,141	$1,302	$(2)	$22,441
Equity securities	12,486	1,158	(130)	13,514

Total	$33,627	$2,460	$(132)	$35,955

      As of March 31, 2004, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value

Corporate bonds	$18,875	$1,060	$(72)	$19,863
Equity securities	13,337	1,625	(115)	14,847

Total	$32,212	$2,685	$(187)	$34,710

      As of March 31, 2004, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value

Corporate bonds maturing within:
One year or less	$3,141	$3,165
Two to five years	15,110	16,074
More than five years	624	624

	$18,875	$19,863
Equity securities	13,337	14,847

Total	$32,212	$34,710

      Equity securities primarily consisted of publicly traded common stock of domestic companies, equity mutual funds, and real estate investment trusts.

      As of December 31, 2003, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $4,042 and $5,857, respectively. As of March 31, 2004, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $3,930 and $5,765, respectively. Trading securities consisted primarily of alternative investment partnerships and option contracts sold. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of March 31, 2004, the Company had sold put options for a total of 120,300 shares of domestic equity securities which, in the aggregate, had a basis and market value of $70 and $48, respectively. The foregoing put options expire between April 17, 2004 and May 22, 2004.

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

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

4.     Inventories

      The Company purchases components of its clients’ products as an integral part of its supply chain management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. The Company generally has the right to be reimbursed from its clients for unused inventories. Client-owned inventories are not valued in the Company’s consolidated balance sheet. Inventories consisted of:

	December 31,	March 31,
	2003	2004

Purchased components and fabricated assemblies	$1,652	$1,660
Finished goods	68	704

Total	$1,720	$2,364

5.     Property, Plant and Equipment

      Property, plant, and equipment are stated at cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives as follows:

Estimated
Useful Lives

Buildings and improvements	5 to 30.5 years
Equipment	3 to 5 years
Furniture and fixtures	7 years

      Property, plant, and equipment consisted of:

	December 31,	March 31,
	2003	2004

Land	$2,348	$2,346
Buildings and improvements	31,132	31,650
Equipment	55,707	57,350
Furniture and fixtures	8,281	8,269

	97,468	99,615
Less accumulated depreciation and amortization	(42,905)	(46,111)

Property, plant and equipment, net	$54,563	$53,504

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Principal Clients

      The following table represents revenue concentrations of the Company’s principal clients:

	Three Months
	Ended March 31,

	2003	2004

AT&T Wireless Services, Inc	36.0%	43.7%
T-Mobile, a subsidiary of Deutsche Telekom	12.7%	28.2%
AT&T Corp	14.2%	10.4%
Microsoft Corp	25.4%	10.0%

      The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenues, operating results, and financial condition. AT&T Wireless Services has announced that it has entered an agreement to be acquired by Cingular Wireless LLC. The term of the Company’s agreement with AT&T Wireless was recently extended to December 31, 2006, and is not subject to termination for convenience or without cause.

      To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of March 31, 2004.

7.     Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. Comprehensive income was $4,184 and $6,832 for the three months ended March 31, 2003 and 2004, respectively.

8.     Related Party Transactions

      The Company leased office space from a related party at an annual rent of $165 until the building was sold to an unrelated third party on October 27, 2003. Management believes the terms of the lease were consistent with prevailing market conditions.

9.     Long-Term Debt

      In February 2004, the Company entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments in an amount of $224,228. The loan is secured by certain furniture, telephone and computer equipment purchased with the proceeds of the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      All statements contained in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, loss of our principal clients, concentration of our client base in a few select industries, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks relating to fluctuations in the value of our investment

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities portfolio, risks associated with advanced technologies, inability to grow our business, inability to effectively manage growth, dependence on qualified employees and key management personnel, potential future declines in revenue, lack of a significant international presence, and risks relating to conducting business in Canada and the United Kingdom. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our annual report on Form 10-K for the year ended December 31, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

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

      Our cost of services for business process management services includes labor, telecommunications, lease, depreciation and other expenses for facilities, and expenses related to maintaining information systems to meet clients’ needs. Our cost of services for supply chain management services includes materials and freight expenses that are variable in nature, labor and certain facility expenses.

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

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Results of Operations

      The following table presents selected items from our statement of operations in dollars and as a percentage of revenue for the periods indicated (dollar amounts in millions):

	Three Months Ended March 31

	2003		2004

Revenue	$50.5	100.0%	$64.7	100.0%
Cost of services	38.3	75.9	46.4	71.6

Gross profit	12.2	24.1	18.3	28.4
Selling, general and administrative expenses	6.4	12.6	7.8	12.1

Operating profit	5.8	11.5	10.5	16.3
Net interest income and other	0.8	1.6	0.6	0.9

Income before income taxes	6.6	13.1	11.1	17.2
Income tax expense	2.4	4.9	4.2	6.6

Net income	$4.2	8.2%	$6.9	10.6%

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Revenue. Revenue increased $14.2 million, or 28.0%, from $50.5 million for the three months ended March 31, 2003 to $64.7 million for the three months ended March 31, 2004. Revenue from business process management services increased $20.9 million, or 59.8%, from $34.9 million for the three months ended March 31, 2003 to $55.8 million for the three months ended March 31, 2004. Substantially all of this increase was due to higher volumes in services provided to AT&T Wireless Services and T-Mobile. Revenue from supply chain management services declined $6.7 million, or 42.8%, from $15.6 million for the three months ended March 31, 2003 to $8.9 million for the three months ended March 31, 2004. Substantially all of this decrease is attributable to the decrease in services provided to Microsoft compared to the prior year. We anticipate that the

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years.

      Cost of Services. Cost of services increased $8.0 million, or 20.9%, from $38.3 million the three months ended March 31, 2003 to $46.4 million for the three months ended March 31, 2004. Cost of services decreased as a percentage of revenue during the first quarter, from 75.9% in 2003 to 71.6% in 2004.

      Our cost of services as a percentage of revenue decreased because a larger proportion of our revenue was generated by higher gross margin business process management services relative to the lower gross margin supply chain management services. This decrease was partially offset by increased Canadian foreign currency exchange costs in the first quarter of 2004 attributable to the declining value of the US dollar relative to the Canadian dollar.

      Our cost of services increased in dollar terms as a result of four new facilities commencing operations subsequent to March 31, 2003, and increased activity in our business process management services. Costs attributable to our Canadian operations also increased by $2.6 million as a result of a weaker US dollar during the first quarter of 2004. These increased costs were partially offset by lower costs in our supply chain management services, which had lower volume during the three months ended March 31, 2004, as compared to the same period in 2003.

      Gross Profit. Gross profit for the three months ended March 31, 2004 increased $6.1 million, or 50.6%, over the same period in 2003, from $12.2 million to $18.3 million. As a percentage of revenue, gross profit increased from 24.1% in the three months ended March 31, 2003 to 28.4% in the three months ended March 31, 2004.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.4 million, or 23.2%, from $6.4 million in the three months ended March 31, 2003 to $7.8 million in the three months ended March 31, 2004. As a percentage of revenue, selling, general, and administrative expenses decreased from 12.6% in the first quarter of 2003 to 12.1% in the first quarter of 2004. The increase in dollar terms primarily relates to our four new facilities commencing operations subsequent to March 31, 2003. The increase in dollar terms also includes $0.6 million in severance payments and other associated costs incurred in the United Kingdom to improve ongoing operating performance. Selling, general, and administrative expenses were lower than budgeted in the first quarter of 2004 due to the delay in opening a new facility, which we expect to begin operations in July.

      Operating Profit. Operating profit increased $4.7 million, or 80.3%, from $5.8 million in the three months ended March 31, 2003 to $10.5 million in the three months ended March 31, 2004. As a percentage of revenue, operating profit increased from 11.5% in the three months ended March 31, 2003 to 16.3% in the three months ended March 31, 2004 primarily due to the growth in higher gross margin business process management services, partially offset by increased Canadian foreign currency exchange costs.

      Net Interest Income and Other. Net interest income and other decreased $0.2 million or 21.4%, from $0.8 million of income in the three months ended March 31, 2003 to $0.6 million of income in the three months ended March 31, 2004. The decrease is primarily the result of a decrease in realized portfolio gains. In 2002 we recorded $6.3 million of impairments of investments available for sale. In the three months ended March 31, 2003, investments on which we recorded impairments of $1.9 million were sold, resulting in more gain than if the investments had been valued at their original cost. If not for the effect of the additional gain from the disposal of these impaired investments, net interest income and other, would have increased in the first quarter of 2004 over the same period of 2003 due to the improving conditions of capital markets.

      Income Before Income Taxes. Income before income taxes increased $4.5 million, or 68.3%, from $6.6 million in the three months ended March 31, 2003 to $11.1 million in the three months ended March 31,

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. As a percentage of revenue, income before income taxes increased from 13.1% in the first quarter of 2003 to 17.2% in the first quarter of 2004.

      Income Tax Expense. Income tax expense increased from $2.4 million in the three months ended March 31, 2003 to $4.2 million in the three months ended March 31, 2004, which reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.2% in the first quarter of 2003 and 38.3% in the first quarter of 2004.

      Net Income. Net income increased $2.7 million, or 65.4%, from $4.2 million in the three months ended March 31, 2003 to $6.9 million in the three months ended March 31, 2004.

Liquidity and Capital Resources

      Since our initial public offering in 1997, we have primarily financed our operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements.

      In addition to funding basic operations, our primary uses of cash relate to capital expenditures to open new facilities, capital expenditures to upgrade our existing information technologies and the payment of dividends. In 2004, we have planned $15.9 million in capital expenditures for new facilities and facilities improvements and $8.8 million in capital expenditures on our information technology infrastructure. As of March 31, 2004, we had spent $0.6 million in capital expenditures for new facilities and facilities improvements and $1.6 million in capital expenditures for information technology infrastructure. Our actual capital expenditures for new facilities may vary depending on the number and locations of new facilities opened in 2004. We believe our existing facilities are adequate for our current operations, but capacity expansion will be required to support our continued growth. Management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients. Our anticipated investment in information technology infrastructure is geared toward remaining competitive in our current business and to acquire additional functionalities necessary for us to be able to compete for new business.

      We established a quarterly dividend policy in August 2003 and we intend to continue to pay quarterly dividends. In the first quarter of 2004 we paid a dividend of $0.38 per share, aggregating $5.5 million. On May 5, 2004, we declared a dividend of $0.39 per share, aggregating approximately $5.6 million, payable May 24, 2004 to holders of record on May 11, 2004. Assuming we continue to pay a dividend at the same rate and do not issue a substantial number of shares of common stock, we will use approximately $22.5 million of cash to pay dividends in 2004.

      We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. which we use to finance regular, short-term operating expenses. Borrowing under this line of credit bears interest at the bank’s prime rate minus 1% (3.00% as of March 31, 2004). Interest expense associated with this facility totaled $14,391 in the first quarter of 2004. Under this line of credit, we are not permitted to post net losses in any two consecutive quarterly periods. In addition, we were required to have a minimum tangible net worth of $80.0 million as of December 31, 2003. At the close of each subsequent fiscal year, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal year plus 25% of net income (if positive) for that year. We may not pay dividends in an amount that would cause a failure to meet our financial covenants. As of March 31, 2004, we were in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments in an amount of $224,228. The loan is secured by certain furniture, telephone and computer equipment purchased with the proceeds of the loan.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash from Operating Activities. Net cash provided by operating activities decreased from $17.1 million for the three months ended March 31, 2003 to $7.2 million for the three months ended March 31, 2004. Growth in net income in the first quarter of 2004 was partially offset by an increase in net accounts receivable of $5.0 million compared to a $10.8 decrease in accounts receivable for the same period in 2003. The increase in net accounts receivable was associated with the increase in the proportion of our revenues attributable to business process management services, which has a longer collections period, and includes a $6.4 million invoice that was collected in early April.

      Cash from Investing Activities. Net cash provided by or used in investing activities decreased from $5.5 million provided for the three months ended March 31, 2003 to $0.8 million used for the three months ended March 31, 2004. The change is primarily due to a $5.8 million decrease in proceeds from disposition of investments available for sale, net of purchases, from $7.2 million for the three months ended March 31, 2003 to $1.4 million for the three months ended March 31, 2004. Purchases of property, plant, and equipment increased $0.4 million, from $1.8 million in the first quarter of 2003 to $2.2 million in the first quarter of 2004.

      Cash from Financing Activities. Net cash provided by or used in financing activities increased from $0.6 million used for the three months ended March 31, 2003 to $5.5 million provided for the three months ended March 31, 2004. The increase was primarily due to proceeds from borrowings of $10.0 million, partially offset by payment of dividends totaling $5.5 million in the first quarter of 2004.

      We paid a cash dividend of $0.38 per share, aggregating $5.5 million, on February 24, 2004. On May 5, 2004, we declared a dividend of $0.39 per share, aggregating approximately $5.6 million, payable May 24, 2004 to holders of record on May 11, 2004. We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and general business conditions.

      Foreign Currency Translation Effects. We are paid for our services with clients and subcontractors typically in US dollars except for certain agreements related to our United Kingdom operations, which accounted for 2.1% of our revenue in the three months ended March 31, 2004. The effect of currency exchange rate changes on translation of revenue from our United Kingdom operations was not significant during the quarter ended March 31, 2004.

      Because we translate US dollars into Canadian dollars to pay our expenses in Canada, our financial results in US dollars are affected by changes in the value of the Canadian dollar relative to the US dollar. Expenditures related to our operations in Canada increased $12.9 million Canadian, or 90.4%, from $14.2 million Canadian in the three months ended March 31, 2003 to $27.1 million Canadian in the three months ended March 31, 2004. In US dollars, these expenditures were $9.4 million in the first quarter of 2003 and $20.5 million in the first quarter of 2004, an increase of $11.1 million, or 117.5%. If Canadian expenditures had remained constant in the first quarter 2004 as compared to 2003, the exchange rate impact from the weakening US dollar in the first quarter of 2004 would have been $1.4 million. Increased Canadian expenditures in the first quarter of 2004 resulted in an additional exchange rate impact of $1.2 million. Thus the total exchange rate impact of the weakening US dollar from the first quarter of 2003 to the first quarter of 2004 was $2.6 million.

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

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contractual Obligations

      Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities, debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of March 31, 2004:

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

		(Dollars in thousands)
Long-term debt(1)	$2,398	$5,064	$2,448	$—	$9,910
Operating leases(2)	3,622	5,509	4,230	4,598	17,959
Purchase obligations(3)	5,702	9,993	211	—	15,906

Total contractual obligations	$11,722	$20,566	$6,889	$4,598	$43,775

(1)	Long-term debt consists of a $10.0 million 3.65% fixed rate equipment loan, the balance of which was $9.8 million at March 31, 2004, and debt associated with our Greeley North facility, which is forgiven at a rate of $26,136 per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

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

      In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements of SFAS No. 148 are effective for our fiscal year 2003. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation,” establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. We elected not to adopt SFAS 123 for expense recognition purposes. It is expected that the FASB will require fair value accounting for stock options beginning in 2005.

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

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on our consolidated statements of income or financial position.

Inflation and General Economic Conditions

      Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.

Reliance on Principal Client Relationships

      The following table represents revenue concentrations of our principal clients:

	Three Months
	Ended March 31,

	2003	2004

AT&T Wireless Services, Inc	36.0%	43.7%
T-Mobile, a subsidiary of Deutsche Telekom	12.7%	28.2%
AT&T Corp	14.2%	10.4%
Microsoft Corp	25.4%	10.0%

      The loss of one or more of our principal clients and/or changes in timing or termination of a principal client’s product launch or service offering may have a material adverse effect on our business, revenue, operating results, and financial condition. There can be no assurance that we will be able to retain our principal clients or, if we were to lose one or more principal clients, that we would be able to timely replace such clients with clients that generate a comparable amount of revenue. Additionally, the amount and growth rate of revenue derived from our principal clients in the past is not necessarily indicative of revenue that may be expected from such clients in the future. AT&T Wireless Services has announced that it has entered an agreement to be acquired by Cingular Wireless LLC. The term of our agreement with AT&T Wireless was recently extended to December 31, 2006, and is not subject to termination for convenience or without cause.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variability of Quarterly Operating Results

      Our business has been seasonal and is at times conducted in support of product launches for new and existing clients. Historically, our revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of our clients’ marketing programs and product launches, which are typically geared toward the holiday buying season. Due to the recent shift in our business model, including our decreasing reliance on revenue from supply chain management services, growth in our business process management services, and strategic diversification of our client base, we do not currently anticipate that this same pattern will hold true in 2004. For 2004 we anticipate lower seasonal revenue and earnings growth between the first and second half of the year than has historically been the case. Moreover, our revenue and operating results for the three months ended March 31, 2004 are not necessarily indicative of revenue or operating results that may be experienced in future periods. Additionally, we have experienced and expect to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients’ businesses; (v) cyclical nature of certain high technology clients’ businesses; and (vi) changes in the amount and growth rate of revenue generated from the our principal clients.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates as of March 31, 2004. All of our investment decisions are supervised or managed by our Chairman of the Board. Our investment portfolio policy, approved by the Board of Directors during 2001, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Interest Rate Sensitivity and Other General Market Risks

      Cash and Cash Equivalents. At March 31, 2004, we had $17.9 million in cash and cash equivalents, which consisted of: (i) $12.5 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 0.82%; and (ii) $5.4 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. We paid a cash dividend to stockholders of $0.38 per share, aggregating $5.5 million, in February 2004. On May 5, 2004, we declared a dividend of $0.39 per share, aggregating approximately $5.6 million, payable May 24, 2004 to holders of record on May 11, 2004. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

      Outstanding Debt. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on us. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. For example, we may from time to time effect borrowings under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1% (3.00% as of March 31, 2004). As of March 31, 2004 we

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under the line of credit. In the past, we have not hedged against interest rate changes.

      Investments Available for Sale. At March 31, 2004, we had investments available for sale which, in the aggregate, had a basis and fair market value of $32.2 million and $34.7 million, respectively. At March 31, 2004, investments available for sale generally consisted of investment-grade and non investment-grade corporate bonds, convertible bonds, mutual funds, common stock and option contracts purchased. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

      A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on our equity investments. Also, prices of common stocks we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse general economic conditions. We have partially hedged against some equity price changes.

      The fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.

      The table below provides information as of March 31, 2004 about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted	Expected Maturity Date
	Average	-Basis-
	Interest
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value

		(Dollars in thousands)
Corporate bonds	6.42%	$3,141						$3,141	$3,165
Corporate bonds	7.29%		$8,292					$8,292	$8,478
Corporate bonds	7.57%			$4,829				$4,829	$5,526
Corporate bonds	9.68%				$1,989			$1,989	$2,070
Corporate bonds	8.80%						$624	$624	$624

Total	7.52%	$3,141	$8,292	$4,829	$1,989	$—	$624	$18,875	$19,863

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

      Trading Securities. We were invested in trading securities which, in the aggregate, had an original cost and fair market value at March 31, 2004 of $3.9 million and $5.8 million, respectively. At March 31, 2004, trading securities generally consisted of alternative investment partnerships and option contracts sold. Trading securities were held to meet short-term investment objectives. As part of trading securities, we may write option contracts on equity securities. Our exposure relating to call options we write on securities we do not hold in our investment portfolio increases as the value of the underlying security increases, and therefore is technically unlimited. As of March 31, 2004, we had sold put options for a total of 120,300 shares of US equity securities. These options expire between April 17, 2004 and May 22, 2004.

      We do not consider the risk of loss regarding our current investments in the event of nonperformance by any party to be substantial. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from values that might be realized if we were to sell or close out the transactions.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Exchange Risks

      A total of 2.1% of our revenue for the three months ended March 31, 2004 was derived from our United Kingdom operations and principally denominated in British pounds and Euros. A total of 41.7% of our expenses for the three months ended March 31, 2004 were paid in currencies other than US dollars of which 37.9% were paid in Canadian dollars and 3.8% were paid in British pounds and Euros. Our US and Canadian operations generate revenues denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases our exposure to fluctuations in currency exchange rates. Because our results of operations have been impacted by fluctuations in the Canadian dollar, in February 2004 we hedged 50% of our exposure to such fluctuations through May 2004, and we intend to closely monitor our hedging policy based upon expected fluctuations in the Canadian dollar.

Item 4.     Controls and Procedures

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

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PART II     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.51	Facility lease agreement dated March 25, 2004 between Startek USA, Inc. and Lynchburg Realty LLC.
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by Eugene L. McKenzie, Jr.
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by Eugene L. McKenzie, Jr.

      (b) Reports on Form 8-K.

      On February 17, 2004, we furnished a Form 8-K reporting item 9.

      On March 1, 2004, we furnished a Form 8-K reporting items 7 and 12.

      On March 29, 2004, we filed a Form 8-K reporting item 5.

SIGNATURES

      Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: May 5, 2004

/s/ EUGENE L. MCKENZIE, JR. Eugene L. Mckenzie, Jr.	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	Date: May 5, 2004

/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Chairman of the Board	Date: May 5, 2004

EXHIBIT INDEX

Exhibit No.	Description

10.51	Facility lease agreement dated March 25, 2004 between Startek USA, Inc. and Lynchburg Realty LLC.
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by Eugene L. McKenzie, Jr.
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by Eugene L. McKenzie, Jr.