Form 10-K/A
period 2003-12-31
STARTEK INC
filed 2004-05-18
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

PART II
Item 6. Selected Financial Data
PART III
Item 11. Executive Compensation
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX OF EXHIBITS
Sec. 302 Certification by William E. Meade, Jr.
Sec. 302 Certification by Eugene L. McKenzie, Jr.
Sec. 906 Certification by William E. Meade, Jr.
Sec. 906 Certification by Eugene L. McKenzie, Jr.

Explanatory Note

     The purpose of this amendment is to make corrections to the Selected Financial Data and Summary Compensation Table. There was a typographical error in the Selected Financial Data in the original filing of the registrant’s Annual Report on Form 10-K. Selling, general and administrative expenses for fiscal 2000 should have read $20,950, and instead read $29,950.

     In addition, bonuses in the aggregate amount of $145,000 paid to the registrant’s chief executive officer, chief financial officer and chief operating officer for fiscal 2003, which were paid in 2004 following approval by the compensation and option committee of the registrant’s board of directors, were inadvertently omitted from the original filing of the registrant’s Annual Report on Form 10-K.

PART II

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$205,227	$200,750	$182,576	$207,864	$231,189
Cost of services	166,880	153,629	137,622	157,005	171,401

Gross profit	38,347	47,121	44,954	50,859	59,788
Selling, general and administrative expenses	20,338	20,950	25,938	22,562	28,489

Operating profit	18,009	26,171	19,016	28,297	31,299
Net interest income and other	2,814	4,655	4,318	1,986	4,048
Loss on impaired investments	—	—	(15,452)	(6,210)	—

Income before income taxes	20,823	30,826	7,882	24,073	35,347
Income tax expense	7,800	11,406	3,011	8,907	13,149

Net income	$13,023	$19,420	$4,871	$15,166	$22,198

Earnings per share:
Basic	$0.94	$1.39	$0.35	$1.07	$1.56
Diluted	$0.92	$1.36	$0.34	$1.05	$1.52
Weighted average shares outstanding
Basic	13,874,556	14,016,851	14,053,484	14,140,765	14,243,273
Diluted	14,139,149	14,279,409	14,168,044	14,385,389	14,623,066
Selected Operating Data:
Capital expenditures, net of proceeds	$12,591	$8,625	$19,008	$5,839	$23,736
Depreciation and amortization	$4,715	$5,482	$6,898	$9,220	$10,045
Balance Sheet Data (December 31):
Working capital	$40,214	$56,146	$59,129	$80,379	$77,226
Total assets	101,435	122,283	129,153	140,421	153,607
Total debt	7,424	11,497	11,806	6,482	104
Total stockholders’ equity	$71,046	$91,964	$95,609	$114,594	$133,000

PART III

Item 11. Executive Compensation

     The following table sets forth certain information concerning 2001, 2002, and 2003 compensation of our Chief Executive Officer and executive officers who, in addition to the Chief Executive Officer, received the highest compensation during 2001, 2002, and 2003.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
		Annual Compensation(a)		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option (#)	Compensation ($)
William E. Meade, Jr.	2003	411,539	60,000	—	2,396	(f)
President, CEO and Director	2002	400,000	—	—	73,702	(b)
	2001	238,462	—	200,000	—
A. Emmet Stephenson, Jr.	2003	—	—	—	245,000	(c)
Chairman of the Board	2002	—	—	—	245,000	(c)
	2001	—	—	—	245,000	(c)
Eugene L. McKenzie, Jr.(d)	2003	139,287	25,000	35,000	—
Executive VP, CFO, Secretary and Treasurer
Michael W. Morgan	2003	270,800	—	—	—
Vice Chairman of the Board	2002	270,800	—	—	—
	2001	324,965	—	100,000	—
Lawrence Zingale	2003	317,500	60,000	—	21,710	(e)
Executive VP and COO	2002	166,923	25,000	100,000	2,232	(b)
	2001	—	—	—	—
David I. Rosenthal	2003	179,495	—	—	—
Former Executive VP, CFO,	2002	179,615	—	—	—
Secretary and Treasurer	2001	57,212	—	45,000	—

(a)	We did not provide perquisites or other personal benefits, securities, or property to the named executive officers which exceeded $50,000 or 10% of such officer’s total salary, bonus or other compensation for 2001, 2002, and 2003.

(b)	Reimbursement of relocation expenses.

(c)	Effective January 1, 1997, we began paying an annual advisory fee of $245,000 to A. Emmet Stephenson, Jr., Inc.

(d)	Mr. McKenzie was our Controller from June 2002 to November 2003, when he was named Executive VP, CFO, Secretary and Treasurer.

(e)	Reimbursement of relocation expenses of $5,260 and payment of disability insurance premiums of $16,450.

(f)	Payment of life insurance premiums.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Document List

     1. An Index of Exhibits follows the signature pages of this Form 10-K/A.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (REGISTRANT)
	By:	/s/ EUGENE L. MCKENZIE, JR.
Eugene L. McKenzie, Jr.
Date: May 17, 2004		Executive Vice President, Chief Financial Officer, Secretary, and Treasurer

STARTEK, INC.

INDEX OF EXHIBITS

Exhibits
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by Eugene L. McKenzie, Jr.
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by Eugene L. McKenzie, Jr.