Form 10-Q
period 2004-06-30
STARTEK INC
filed 2004-08-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Common Stock, $0.01 Par Value — 14,466,071 shares as of August 5, 2004

STARTEK, INC.

FORM 10-Q

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets, as of December 31, 2003 and June 30, 2004	2
	Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2003 and 2004	3
	Condensed Consolidated Statements of Cash Flows, Six Months Ended June 30, 2003 and 2004	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25
Facility Lease Agreement
First Amendment to Facility Lease Agreement
Facility Lease Agreement
Amendment to AT&T Wireless Services Provider Master Agreement
Section 302 Certification by William E. Meade, Jr.
Section 302 Certification by Eugene L. McKenzie, Jr.
Section 906 Certification by William E. Meade, Jr.
Section 906 Certification by Eugene L. McKenzie, Jr.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004

	(Note 1)	(Unaudited)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,955	$19,790
Investments	41,812	37,973
Trade accounts receivable, less allowance for doubtful accounts of $790 and $714, respectively	43,388	40,663
Inventories	1,720	2,576
Income tax receivable	805	5,907
Deferred tax assets	2,250	2,593
Prepaid expenses and other current assets	907	2,902

Total current assets	96,837	112,404
Property, plant and equipment, net	54,563	53,675
Long term deferred tax assets	1,743	2,111
Other assets	464	836

Total assets	$153,607	$169,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,917	$8,380
Accrued liabilities	10,310	13,458
Current portion of long-term debt	26	2,420
Other current liabilities	358	5

Total current liabilities	19,611	24,263
Long-term debt, less current portion	78	6,906
Other liabilities	918	831
Stockholders’ equity:
Common stock	144	145
Additional paid-in capital	53,917	56,581
Cumulative translation adjustment	446	135
Unrealized gain on investments available for sale	1,462	884
Retained earnings	77,031	79,281

Total stockholders’ equity	133,000	137,026

Total liabilities and stockholders’ equity	$153,607	$169,026

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue	$54,528	$64,204	$105,056	$128,899
Cost of services	41,760	47,603	80,101	93,949

Gross profit	12,768	16,601	24,955	34,950
Selling, general and administrative expenses	7,203	7,263	13,553	15,087

Operating profit	5,565	9,338	11,402	19,863
Net interest income and other	1,085	1,134	1,864	1,746

Income before income taxes	6,650	10,472	13,266	21,609
Income tax expense	2,473	4,011	4,935	8,276

Net income (A)	$4,177	$6,461	$8,331	$13,333

Weighted average shares of common stock (B)	14,209,061	14,440,457	14,206,442	14,399,251
Dilutive effect of stock options	292,933	341,988	283,648	410,608

Common stock and common stock equivalents (C)	14,501,994	14,782,445	14,490,090	14,809,859

Earnings per share:
Basic (A/B)	$0.29	$0.45	$0.59	$0.93
Diluted (A/C)	$0.29	$0.44	$0.57	$0.90

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2004

	(Unaudited)
	(Dollars in thousands)
Operating Activities
Net income	$8,331	$13,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,749	6,364
Deferred income taxes	2,405	(215)
Loss (gain) on sale of assets	(24)	3
Changes in operating assets and liabilities:
Sales of trading securities, net	98	(113)
Trade accounts receivable, net	6,216	2,725
Inventories	38	(856)
Prepaid expenses and other assets	(147)	(2,367)
Accounts payable	(2,322)	(537)
Income taxes payable	(2,977)	(4,400)
Accrued and other liabilities	824	2,708

Net cash provided by operating activities	17,191	16,645
Investing Activities
Purchases of investments available for sale	(35,350)	(11,479)
Proceeds from disposition of investments available for sale	29,066	14,537
Purchases of property, plant and equipment	(10,616)	(6,087)
Proceeds from disposition of property, plant and equipment	122	—

Net cash used in investing activities	(16,778)	(3,029)
Financing Activities
Proceeds from stock option exercises	359	1,963
Principal payments on borrowings, net	(1,689)	(778)
Dividend payments	—	(11,083)
Proceeds from borrowings	—	10,000

Net cash provided by (used in) financing activities	(1,330)	102
Effect of exchange rate changes on cash	(331)	117

Net increase in cash and cash equivalents	(1,248)	13,835
Cash and cash equivalents at beginning of period	13,143	5,955

Cash and cash equivalents at end of period	$11,895	$19,790

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$148	$136
Income taxes paid	$5,458	$12,886
Property, plant and equipment financed under long-term debt	—	$10,000
Change in unrealized gain on investments available for sale, net of tax	$1,217	$(577)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2004 are not necessarily indicative of operating results that may be expected during any other interim period of 2004 or the year ended December 31, 2004.

      The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2003.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net income, as reported	$4,177	$6,461	$8,331	$13,333
Stock-based employee compensation expense included in the determination of net income, as reported	—	—	—	—
Stock-based employee compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards	1,129	582	1,814	1,136

Pro forma net income	$3,048	$5,879	$6,517	$12,197

Basic earnings per share
As reported	$0.29	$0.45	$0.59	$0.93
Pro forma	$0.21	$0.41	$0.46	$0.85
Diluted earnings per share
As reported	$0.29	$0.44	$0.57	$0.90
Pro forma	$0.21	$0.40	$0.45	$0.82

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, and the adoption of this statement did not result in any material impact on the Company’s consolidated results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 and with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002, and it had no material impact on the Company’s consolidated results of operations or financial position.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities — all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 had no impact on the Company’s consolidated results of operations or financial position.

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on the Company’s consolidated results of operations or financial position.

      In January 2003, the FASB issued Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIE’s that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIE’s created after January 31, 2003, and was effective March 31, 2004 for enterprises with

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VIE’s created before February 1, 2003. The adoption of FIN 46 did not have a significant impact on the Company’s consolidated results of operations or financial position.

2.	Earnings Per Share

      Basic earnings per share is computed on the basis of the Company’s weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the Company’s weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

3.	Investments

      As of December 31, 2003, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value

Corporate bonds	$21,141	$1,302	$(2)	$22,441
Equity securities	12,486	1,158	(130)	13,514

Total	$33,627	$2,460	$(132)	$35,955

      As of June 30, 2004, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value

Corporate bonds	$12,437	$548	$(123)	$12,862
Equity securities	18,133	1,266	(256)	19,143

Total	$30,570	$1,814	$(379)	$32,005

      As of June 30, 2004, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value

Corporate bonds maturing within:
One year or less	$1,131	$1,176
Two to five years	11,306	11,686
More than five years	—	—

	12,437	12,862
Equity securities	18,133	19,143

Total	$30,570	$32,005

      Equity securities primarily consisted of publicly traded common stock of domestic companies, equity mutual funds, and real estate investment trusts.

      As of December 31, 2003, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $4,042 and $5,857, respectively. As of June 30, 2004, the Company was also invested in trading securities, with, in the aggregate, an original cost and fair market value of $3,988 and $5,968, respectively. Trading securities consisted primarily of alternative investment partnerships and option contracts sold. Certain investments include hedging and derivative securities. Trading

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities were held to meet short-term investment objectives. As part of trading securities and as of June 30, 2004, the Company had sold put options for a total of 19,000 shares of domestic equity securities, with in the aggregate, a basis and fair market value of $12 and $11, respectively. The foregoing put options expire between July 17, 2004 and August 21, 2004.

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

	December 31,	June 30,
	2003	2004

Purchased components and fabricated assemblies	$1,652	$1,680
Finished goods	68	896

Total	$1,720	$2,576

5.	Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives as follows:

Estimated
Useful Lives

Buildings and improvements	5 to 30.5 years
Equipment	3 to 5 years
Furniture and fixtures	7 years

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant and equipment consisted of:

	December 31,	June 30,
	2003	2004

Land	$2,348	$2,341
Buildings and improvements	31,132	31,579
Equipment	55,707	60,729
Furniture and fixtures	8,281	8,281

	97,468	102,930
Less accumulated depreciation and amortization	(42,905)	(49,255)

Property, plant and equipment, net	$54,563	$53,675

6.	Principal Clients

      The following table represents revenue concentrations of the Company’s principal clients:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2004	2003	2004

AT&T Wireless Services, Inc.	35.9%	41.2%	35.9%	42.5%
T-Mobile, a subsidiary of Deutsche Telekom	14.8%	26.2%	13.7%	27.2%
AT&T Corp.	14.2%	10.2%	14.2%	10.3%
Microsoft Corp.	23.7%	9.7%	24.5%	9.9%

      The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenue, operating results, and financial condition. AT&T Wireless Services has announced that it has entered into an agreement to be acquired by Cingular Wireless LLC. The term of the Company’s agreement with AT&T Wireless was recently extended to December 31, 2006, and is not subject to termination for convenience or without cause.

      To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by the economic conditions in which its clients operate, management does not believe substantial credit risk existed as of June 30, 2004.

7.	Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. Comprehensive income was $5,662 and $5,614 for the three months ended June 30, 2003 and 2004, respectively. Comprehensive income was $9,846 and $12,445 for the six months ended June 30, 2003 and 2004, respectively.

8.	Related Party Transactions

      The Company leased office space from a related party at an annual rent of $165 until the building was sold to an unrelated third party on October 27, 2003. Management believes the terms of the lease were consistent with prevailing market conditions.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt

      In February 2004, the Company entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10,000. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments in an amount of $224. The loan is secured by certain furniture, telephone and computer equipment.

10.	Dividends

      In the three months ended June 30, 2004, the Company paid dividends of $0.39 per share, aggregating $5,629. In the six months ended June 30, 2004, the Company paid dividends of $0.77 per share, aggregating $11,083. On July 28, 2004, the Company declared a dividend of $0.40 per share, aggregating approximately $5,786, payable August 24, 2004 to stockholders of record on August 11, 2004.

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

Basis of Presentation

      We recognize revenue as business process management services are completed. We recognize revenue on supply chain management services when products are shipped. The results of our supply chain management services include the results of our European operations and insignificant revenue from other operations, including our Domain.com subsidiary. Substantially all of our significant arrangements with business process management services clients generate revenue based on the number and duration of customer inquiries. Substantially all of our significant arrangements with supply chain management services clients generate revenue based on the volume, complexity and type of components involved in the handling of clients’ products.

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

      Selling, general and administrative expenses, which generally tend to be either semi-variable or fixed, include all other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services.

      Net interest income and other includes certain realized and unrealized gains and losses in our portfolio of investment securities, interest income and dividends from our portfolio of investment securities, net rental income from our facility in Aurora, Colorado, foreign currency exchange gains and losses, and interest expense.

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

      We exercise judgment in evaluating our long-lived assets for impairment. Management believes our businesses will generate sufficient undiscounted cash flow to more than recover the investments we have made in property, plant and equipment.

      As part of cash management and in addition to holding cash and money market funds, we invest in investment grade and non-investment grade corporate bonds, convertible bonds, mutual funds, alternative investment partnerships, real estate investment trusts and various forms of equity securities. These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. Trading securities are liquid investments bought principally for selling in the near term. Debt securities that we have both the intent and ability to hold to maturity are classified as held to maturity. We currently have no investments classified as held to maturity. All other investments not deemed to be trading securities or held to maturity are classified as investments available for sale.

      Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Due to the potential limited liquidity of some of these financial instruments, the most recently traded price may be different from the value that might be realized if we were to sell or close out the transactions. We do not believe such differences are substantial to our results of operations, financial condition, or liquidity.

      Changes in the fair market value of trading securities are reflected in net interest income and other. Temporary changes in the fair market value of investments available for sale are reflected in stockholders’ equity. We exercise judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment if the fair value of such investment is below our cost for six months. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. A write-down of the related investment is recorded and is reflected as a loss on impaired investment when an impairment is considered other-than-temporary.

Results of Operations

      The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2004	2003	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	76.6	74.1	76.2	72.9

Gross profit	23.4	25.9	23.8	27.1
Selling, general and administrative expenses	13.2	11.4	12.9	11.7

Operating profit	10.2	14.5	10.9	15.4
Net interest income and other	2.0	1.8	1.7	1.4

Income before income taxes	12.2	16.3	12.6	16.8
Income tax expense	4.5	6.2	4.7	6.5

Net income	7.7%	10.1%	7.9%	10.3%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Revenue. Revenue increased $9.7 million, or 17.8%, from $54.5 million for the three months ended June 30, 2003 to $64.2 million for the three months ended June 30, 2004. Revenue from business process management services increased $15.9 million, or 42.4%, from $37.5 million for the three months ended June 30, 2003 to $53.4 million for the three months ended June 30, 2004. Substantially all of this increase was due to higher volumes in services provided to AT&T Wireless Services and T-Mobile. Revenue from supply chain management services declined $6.2 million, or 36.5%, from $17.0 million for the three months ended June 30, 2003 to $10.8 million for the three months ended June 30, 2004. This decrease is primarily attributable to the decrease in services provided to Microsoft compared to the prior year. We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years.

      Although revenue and volumes from services provided to AT&T Wireless have increased, our contract extension with AT&T Wireless, which became effective April 1, 2004, includes a tiered pricing structure that provides for lower pricing at higher volumes. As a result, second quarter 2004 revenue was $1.0 million lower than it would have been under the prior contract.

      Cost of Services. Cost of services increased $5.8 million, or 13.9%, from $41.8 million for the three months ended June 30, 2003 to $47.6 million for the three months ended June 30, 2004. Cost of services decreased as a percentage of revenue during the second quarter, from 76.6% in 2003 to 74.1% in 2004.

      Our cost of services as a percentage of revenue decreased because a larger proportion of our revenue was generated by higher gross margin business process management services relative to the lower gross margin supply chain management services. This decrease was partially offset by increased Canadian foreign currency exchange costs in the second quarter of 2004 attributable to the declining value of the US dollar relative to the Canadian dollar.

      Our cost of services increased in dollar terms as a result of four new facilities commencing operations subsequent to June 30, 2003, and increased activity in our business process management services. Costs attributable to our Canadian operations also increased by $0.5 million as a result of a weaker US dollar during the second quarter of 2004. These increased costs were partially offset by $6.0 million less cost in our supply chain management services, which had lower volume during the three months ended June 30, 2004, as compared to the same period in 2003.

      Gross Profit. Gross profit for the three months ended June 30, 2004 increased $3.8 million, or 29.7%, over the same period in 2003, from $12.8 million to $16.6 million. As a percentage of revenue, gross profit increased from 23.4% in the three months ended June 30, 2003 to 25.9% in the three months ended June 30, 2004.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.1 million, or 0.8%, from $7.2 million in the three months ended June 30, 2003 to $7.3 million in the three months ended June 30, 2004. As a percentage of revenue, selling, general, and administrative expenses were 13.2% and 11.4% during the three months ended June 30, 2003 and 2004, respectively. In dollar terms, second quarter selling, general, and administrative expenses did not increase significantly from the same period in 2003 due to effective cost control and efficient resource allocation.

      Operating Profit. Operating profit increased $3.7 million, or 66.1%, from $5.6 million in the three months ended June 30, 2003 to $9.3 million in the three months ended June 30, 2004. As a percentage of revenue, operating profit was 10.2% and 14.5% during the three months ended June 30, 2003 and 2004, respectively.

      Net Interest Income and Other. Net interest income and other did not change significantly with income of $1.1 million in the three months ended June 30, 2003 and 2004. In 2002 we recorded $6.3 million of impairments of investments available for sale. In the three months ended June 30, 2003, investments on which we recorded impairments of $3.4 million were sold, resulting in more gain than if the investments had been valued at their original cost. In the three months ended June 30, 2004, investments on which we recorded impairments of $0.1 million were sold. If not for the effect of the additional gain in 2003 from the disposal of these impaired investments, net interest income and other would have increased in the second quarter of 2004 over the same period of 2003 due to the improving conditions of capital markets.

      Income Before Income Taxes. Income before income taxes increased $3.8 million, or 57.5%, from $6.7 million in the three months ended June 30, 2003 to $10.5 million in the three months ended June 30, 2004. As a percentage of revenue, income before income taxes increased from 12.2% to 16.3% during the three months ended June 30, 2003 and 2004, respectively.

      Income Tax Expense. Income tax expense during the three months ended June 30, 2003 and 2004 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.2% and 38.3% respectively.

      Net Income. Based on the factors discussed above, net income increased $2.3 million, or 54.8%, from $4.2 million to $6.5 million during the three months ended June 30, 2003 and 2004, respectively.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Revenue. Revenue increased $23.8 million, or 22.6%, from $105.1 million to $128.9 million during the six months ended June 30, 2003 and 2004, respectively. Revenue from business process management services increased $36.8 million, or 50.8%, from $72.4 million for the six months ended June 30, 2003 to $109.2 million for the three months ended June 30, 2004. Substantially all of this increase was due to higher volumes in services provided to AT&T Wireless Services and T-Mobile. Revenue from supply chain management services declined $12.9 million, or 39.6%, from $32.6 million for the six months ended June 30, 2003 to $19.7 million for the six months ended June 30, 2004. This decrease is primarily attributable to the decrease in services provided to Microsoft compared to the prior year. We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years.

      Although revenue and volumes from services provided to AT&T Wireless have increased, our contract extension with AT&T Wireless, which became effective April 1, 2004, includes a tiered pricing structure that provides for lower pricing at higher volumes. As a result, revenue for the first half of 2004 was $1.0 million lower than it would have been under the prior contract.

      Cost of Services. Cost of services increased $13.8 million, or 17.3%, from $80.1 million to $93.9 million during the six months ended June 30, 2003 and 2004, respectively. Cost of services decreased as a percentage of revenue from 76.2% in the six months ended June 30, 2003 to 72.9% in the six months ended June 30, 2004.

      Our cost of services as a percentage of revenue decreased because a larger proportion of our revenue was generated by higher gross margin business process management services relative to the lower gross margin supply chain management services. This decrease was partially offset by increased Canadian foreign currency exchange costs in the second quarter of 2004 attributable to the declining value of the US dollar relative to the Canadian dollar.

      Our cost of services increased in dollar terms as a result of four new facilities commencing operations subsequent to June 30, 2003, and increased activity in our business process management services. Costs attributable to our Canadian operations also increased by $3.1 million as a result of a weaker US dollar during the first six months of 2004. These increased costs were partially offset by $12.1 million less cost in our supply chain management services, which had lower volume during the six months ended June 30, 2004 as compared to the same period in 2003.

      Gross Profit. Due to the foregoing factors, gross profit increased $10.0 million, or 40.0%, from $25.0 million to $35.0 million during the six months ended June 30, 2003 and 2004, respectively. As a percentage of revenue, gross profit was 23.8% and 27.1% during the six months ended June 30, 2003 and 2004, respectively.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 11.0%, from $13.6 million to $15.1 million during the six months ended June 30, 2003 and 2004, respectively. As a percentage of revenue, selling, general and administrative expenses were 12.9% and 11.7% during the six months ended June 30, 2003 and 2004, respectively. The increase in dollar terms is primarily due to additional facilities, as described above. The increase in dollar terms also includes

$0.6 million in severance payments and other associated costs incurred in the United Kingdom in the first quarter of 2004 to improve ongoing performance.

      Operating Profit. Operating profit increased $8.5 million, or 74.2%, from $11.4 million in the six months ended June 30, 2003 to $19.9 million in the six months ended June 30, 2004. As a percentage of revenue, operating profit was 10.9% and 15.4% during the six months ended June 30, 2003 and 2004, respectively.

      Net Interest Income and Other. Net interest income and other decreased $0.2 million, or 10.5%, from $1.9 million of income in the six months ended June 30, 2003 to $1.7 million of income in the six months ended June 30, 2004. The decrease is primarily the result of a decrease in realized portfolio gains. In 2002 we recorded $6.3 million of impairments of investments available for sale. In the six months ended June 30, 2003, investments on which we recorded impairments of $5.3 million were sold, resulting in more gain than if the investments had been valued at their original cost. In the six months ended June 30, 2004, investments on which we recorded impairments of $0.1 million were sold. If not for the effect of the additional gain in 2003 from the disposal of these impaired investments, net interest income and other would have increased in the second quarter of 2004 over the same period of 2003 due to the improving conditions of capital markets.

      Income Before Income Taxes. Income before income taxes increased $8.3 million, or 62.4%, from $13.3 million in the six months ended June 30, 2003 to $21.6 million during the six months ended 2004. As a percentage of revenue, income before income taxes increased from 12.6% to 16.8% during the six months ended June 30, 2003 and 2004, respectively.

      Income Tax Expense. Income tax expense during the six months ended June 30, 2003 and 2004 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.2% and 38.3%, respectively.

      Net Income. Based on the factors discussed above, net income increased $5.0 million, or 60.2%, from $8.3 million to $13.3 million during the six months ended June 30, 2003 and 2004, respectively.

Liquidity and Capital Resources

      Since our initial public offering in 1997, we have primarily financed our operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements.

      In addition to funding basic operations, our primary uses of cash relate to capital expenditures to open new facilities, capital expenditures to upgrade our existing information technologies and the payment of dividends. In 2004, we currently have planned $15.9 million in capital expenditures for new facilities (including information technology) and facilities improvements, and $8.9 million in capital expenditures for other information technology. During the six months ended June 30, 2004, we spent $3.1 million in capital expenditures for new facilities (including information technology) and facilities improvements, and $3.0 million for capital expenditures for other information technology. Our actual capital expenditures for new facilities may vary depending on the number and locations of new facilities opened in 2004. We believe our existing facilities are adequate for our current operations, but capacity expansion will be required to support our continued growth. Management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients. Our anticipated investment in information technology infrastructure is geared toward remaining competitive in our current business and to acquire additional functionalities necessary for us to be able to compete for new business.

      We began paying a quarterly dividend in August 2003 and we intend to continue to pay quarterly dividends. In the first quarter of 2004 we paid a dividend of $0.38 per share, aggregating $5.5 million. In the second quarter of 2004 we paid a dividend of $0.39 per share, aggregating $5.6 million. On July 28, 2004, we declared a dividend of $0.40 per share, aggregating approximately $5.8 million, payable August 24, 2004 to stockholders of record on August 11, 2004. Assuming we continue to pay a dividend at the same rate and do not issue a substantial number of shares of common stock, we will use approximately $22.7 million of cash to pay dividends in 2004.

      We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. which we use to finance regular, short-term operating expenses. Borrowing under this line of credit bears interest at the bank’s prime rate minus 1%, which was 3.25% as of June 30, 2004. Interest expense associated with this facility totaled $1,950 in the second quarter of 2004. Under this line of credit, we are not permitted to post net losses in any two consecutive quarterly periods. In addition, we were required to have a minimum tangible net worth of $80.0 million as of December 31, 2003. At the close of each subsequent fiscal year, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal year plus 25% of net income (if positive) for that year. We may not pay dividends in an amount that would cause a failure to meet our financial covenants. As of June 30, 2004, and the date of this Form 10-Q, we were in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224,228. The loan is secured by certain furniture, telephone and computer equipment.

      Cash from Operating Activities. Net cash provided by operating activities decreased from $17.2 million for the six months ended June 30, 2003 to $16.6 million for the six months ended June 30, 2004. Growth in net income in the first half of 2004 was offset by a decrease in cash provided by collections of accounts receivable and other net changes in operating assets. For the six months ended June 30, 2004, net accounts receivable collections provided cash of $2.7 million, compared to $6.2 million for the same period in 2003. Accounts receivable have generally increased and net collections on accounts receivable have decreased due to the higher proportion of our revenue attributable to business process management services, which has a longer collections period. In addition, Microsoft receivables decreased $9.0 million in the first half of 2003 as volume decreased and invoices from prior periods were collected.

      Cash from Investing Activities. Net cash used in investing activities decreased from $16.8 million used for the six months ended June 30, 2003 to $3.0 million used for the six months ended June 30, 2004. The change is primarily due to a $9.3 million increase in proceeds from disposition of investments available for sale, net of purchases, from $6.2 million in net purchases for the six months ended June 30, 2003 to $3.1 million in net proceeds for the six months ended June 30, 2004. In addition, purchases of property, plant and equipment decreased $4.5 million, from $10.6 million in the first half of 2003 to $6.1 million in the first half of 2004.

      Cash from Financing Activities. Net cash provided by or used in financing activities increased from $1.3 million used for the six months ended June 30, 2003 to $0.1 million provided for the six months ended June 30, 2004. The increase was primarily due to proceeds from borrowings of $10.0 million and a $1.6 million increase in proceeds from stock options exercised, partially offset by payment of dividends totaling $11.1 million in the first half of 2004. Principal payments on borrowings decreased $0.9 million from the first half of 2003 to the first half of 2004.

      We paid a cash dividend of $0.38 per share on February 24, 2004 and $0.39 on May 24, 2004, aggregating $5.5 million and $5.6 million, respectively. On July 28, 2004, we declared a dividend of $0.40 per share, aggregating approximately $5.8 million, payable August 24, 2004 to stockholders of record on August 11, 2004. We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and general business conditions.

      Foreign Currency Translation Effects. We are paid for our services with clients and subcontractors typically in U.S. dollars except for certain agreements related to our United Kingdom operations, which accounted for 1.8% of our revenue in the six months ended June 30, 2004. The effect of currency exchange rate changes on translation of revenue from our United Kingdom operations was not significant during the six months ended June 30, 2004.

      Because we translate U.S. dollars into Canadian dollars to pay our expenses in Canada, our financial results in U.S. dollars are affected by changes in the value of the Canadian dollar relative to the U.S. dollar.

Expenditures related to our operations in Canada increased $10.3 million Canadian, or 67.3%, from $15.3 million Canadian in the three months ended June 30, 2003 to $25.6 million Canadian in the three months ended June 30, 2004. In U.S. dollars, these expenditures were $10.9 million in the second quarter of 2003 and $18.8 million in the second quarter of 2004, an increase of $7.9 million, or 72.5%. If Canadian expenditures had remained constant in the second quarter of 2004 as compared to 2003, the exchange rate impact from the weakening U.S. dollar in the second quarter of 2004 would have been $0.3 million. Increased Canadian expenditures in the second quarter of 2004 resulted in an additional exchange rate impact of $0.2 million. Thus the total exchange rate impact of the weakening U.S. dollar from the second quarter of 2003 to the second quarter of 2004 was $0.5 million.

      Expenditures related to our operations in Canada increased $23.2 million Canadian, or 78.7%, from $29.5 million Canadian in the six months ended June 30, 2003 to $52.7 million Canadian in the six months ended June 30, 2004. In U.S. dollars, these expenditures were $20.4 million in the first six months of 2003 and $39.4 million in the first six months of 2004, an increase of $19.0 million, or 93.1%. If Canadian expenditures had remained constant in the first six months of 2004, as compared to 2003, the exchange rate impact from the weakening U.S. dollar in the first six months of 2004 would have been $1.7 million. Increased Canadian expenditures in the first six months of 2004 resulted in an additional exchange rate impact of $1.4 million. Thus the total exchange rate impact of the weakening U.S. dollar from the first six months of 2003 to the first six months of 2004 was $3.1 million.

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

Contractual Obligations

      Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of June 30, 2004:

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Long-term debt(1)	$2,420	$5,110	$1,796	—	$9,326
Operating leases(2)	3,319	6,695	4,295	$2,205	16,514
Purchase obligations(3)	7,878	12,678	—	—	20,556

Total contractual obligations	$13,617	$24,483	$6,091	$2,205	$46,396

(1)	Long-term debt consists of a $10.0 million 3.65% fixed rate equipment loan, the balance of which was $9.2 million at June 30, 2004, and debt associated with our Greeley North facility, which is forgiven at a rate of $26,136 per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003, and the adoption of this statement did not result in any material impact on our consolidated results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 and with exit or restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002, and it had no material impact on our consolidated results of operations or financial position.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities — all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 had no impact on our consolidated results of operations or financial position.

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on our consolidated results of operations or financial position.

      In January 2003, the FASB issued Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIE’s that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIE’s created after January 31, 2003, and was effective March 31, 2004 for enterprises with VIE’s created before February 1, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated results of operations or financial position.

Inflation and General Economic Conditions

      Although management cannot accurately anticipate the effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.

Reliance on Principal Client Relationships

      The following table represents revenue concentrations of our principal clients:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2004	2003	2004

AT&T Wireless Services, Inc.	35.9%	41.2%	35.9%	42.5%
T-Mobile, a subsidiary of Deutsche Telekom	14.8%	26.2%	13.7%	27.2%
AT&T Corp.	14.2%	10.2%	14.2%	10.3%
Microsoft Corp.	23.7%	9.7%	24.5%	9.9%

      The loss of one or more of our principal clients and/or changes in timing or termination of a principal client’s product launch or service offering may have a material adverse effect on our business, revenue, operating results, and financial condition. There can be no assurance that we will be able to retain our principal clients or, if we were to lose one or more principal clients, that we would be able to timely replace such clients with clients that generate a comparable amount of revenue. Additionally, the amount and growth rate of revenue derived from our principal clients in the past is not necessarily indicative of revenue that may be expected from such clients in the future. Consistent with industry standard contracts, contracts with our current principal clients do not contain volume commitments.

      AT&T Wireless Services has announced that it has entered into an agreement to be acquired by Cingular Wireless LLC. The term of our agreement with AT&T Wireless was recently extended to December 31, 2006, and is not subject to termination for convenience or without cause. The contract extension, effective April 1, 2004, includes a tiered pricing structure that provides for lower pricing at higher volumes. Gross profit will be negatively impacted unless sufficient productivity gains can be realized to offset lower per-minute revenue at higher volume levels.

      Revenue from T-Mobile increased in the three months ended June 30, 2004 as compared to the same period in 2003. Revenue from wireless number portability was slightly less than the preceding quarter. This trend is congruent with that in the overall industry, which has experienced lower volumes of number porting than initially forecasted, and lower volumes than when wireless number portability first debuted as a choice to consumers in November of 2003.

      We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years.

Variability of Quarterly Operating Results

      Our business has been seasonal and is at times conducted in support of product launches for new and existing clients. Historically, our revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of our clients’ marketing programs and product launches, which are typically geared toward the holiday buying season. Due to the recent shift in our business model, including our decreasing reliance on revenue from supply chain management services, growth in our business process management services, and strategic diversification of our client base, we do not currently anticipate that this same pattern will hold true in 2004. For 2004 we anticipate lower seasonal revenue and earnings growth between the first and second half of the year than has historically been the case. Moreover, our revenue and operating results for the six months ended June 30, 2004 are not necessarily indicative of revenue or operating results that may be experienced in future periods. Additionally, we have experienced and expect to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients’ businesses; (v) cyclical nature of certain high technology clients’ businesses; and (vi) changes in the amount and growth rate of revenue generated from our principal clients.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates as of June 30, 2004. All of our investment decisions are supervised or managed by our Chairman of the Board. Our investment portfolio policy, approved by the Board of Directors during 2001, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Interest Rate Sensitivity and Other General Market Risks

      Cash and Cash Equivalents. At June 30, 2004, we had $19.8 million in cash and cash equivalents, which consisted of: (i) $15.4 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 0.97%; and (ii) $4.4 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. We paid a cash dividend to stockholders of $0.38 per share, aggregating $5.5 million, in February 2004, and a cash dividend of $0.39 to stockholders in May 2004, aggregating $5.6 million. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

      Outstanding Debt. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on us. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. For example, we may from time to time effect borrowings under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1%, which was 3.25% as of June 30, 2004. As of June 30, 2004 we were in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under the line of credit. In the past, we have not hedged against interest rate changes.

      Investments Available for Sale. At June 30, 2004, we had investments available for sale which, in the aggregate, had a basis and fair market value of $30.6 million and $32.0 million, respectively. At June 30, 2004, investments available for sale generally consisted of investment grade and non-investment grade corporate bonds, convertible bonds, mutual funds, common stock and option contracts. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

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

      The table below provides information as of June 30, 2004 about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted	Expected Maturity Date
	Average	-Basis-
	Interest
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value

	(Dollars in thousands)
Corporate bonds	7.43%	$1,131						$1,131	$1,176
Corporate bonds	6.63%		$3,656					$3,656	$3,626
Corporate bonds	8.37%			$6,004				$6,004	$6,482
Corporate bonds	8.80%					$1,646		$1,646	$1,578

Total	7.83%	$1,131	$3,656	$6,004	$—	$1,646	$—	$12,437	$12,862

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

      Trading Securities. We were invested in trading securities which, in the aggregate, had an original cost and fair market value at June 30, 2004 of $4.0 million and $6.0 million, respectively. At June 30, 2004, trading securities generally consisted of alternative investment partnerships and option contracts sold. Trading securities were held to meet short-term investment objectives. As part of trading securities, we may write option contracts on equity securities. Our exposure relating to call options we write on securities we do not hold in our investment portfolio increases as the value of the underlying security increases, and therefore is technically unlimited. As of June 30, 2004, we had sold put options for a total of 19,000 shares of US equity securities. These options expire between July 17, 2004 and August 21, 2004.

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

Foreign Currency Exchange Risks

      A total of 1.5% of our revenue for the three months ended June 30, 2004 and 1.8% of our revenue for the six months ended June 30, 2004 was derived from our United Kingdom operations and principally denominated in British pounds and Euros. A total of 37.2% of our expenses for the three months ended June 30, 2004 were paid in currencies other than US dollars of which 34.3% were paid in Canadian dollars and 2.9% were paid in British pounds and Euros. A total of 39.4% of our expenses for the six months ended June 30, 2004 were paid in currencies other than U.S. dollars of which 36.1% were paid in Canadian dollars and 3.3% were paid in British pounds and Euros. Our U.S. and Canadian operations generate revenue denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases our exposure to fluctuations in currency exchange rates. Because our results of operations have been impacted by fluctuations in the Canadian dollar, in February 2004 we hedged 50% of our exposure to such fluctuations through May 2004, and we intend to closely monitor our approach to hedging based upon expected fluctuations in the Canadian dollar.

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

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) On May 7, 2004, we held our 2004 annual meeting of stockholders.

      (b) One matter voted on at the Annual Meeting was the election of Directors. Four nominees were elected as directors at the Annual Meeting, receiving the number and percentage of votes for election as forth below:

Nominees	For Election		Withheld

A. Emmet Stephenson, Jr.	11,050,197	(80.24)%	2,721,477	(19.76)%
William E. Meade, Jr.	13,296,498	(96.55)%	475,176	(3.45)%
Ed Zschau	13,200,905	(95.86)%	570,769	(4.14)%
Hank Brown	13,124,917	(95.30)%	646,757	(4.70)%

Michael S. Shannon, who was an incumbent director and member of the board and named as one of our nominees for election to the board of directors, declined to stand for reelection at the Annual Meeting for personal reasons.

      (c) The stockholders also voted at the Annual Meeting to approve the amendment of the StarTek, Inc. Stock Option Plan to increase the maximum number of shares available for award under the plan from 1,585,000 to 1,835,000. This proposal received the number and percentage of votes as set forth below:

	Votes

For	11,573,509	(84.04%	)
Against	1,461,898	(10.62%	)
Abstain	3,400	(0.02%	)

      (d) The stockholders also voted at the Annual Meeting to approve the amendment of the StarTek, Inc. Directors’ Stock Option Plan to increase the maximum number of shares available for award under the plan from 90,000 to 140,000. This proposal received the number and percentage of votes as set forth below:

	Votes

For	12,469,307	(90.54%	)
Against	565,900	(4.11%	)
Abstain	3,600	(0.03%	)

      (e) The stockholders also voted at the Annual Meeting to ratify and approve the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004. This proposal received the number and percentage of votes as set forth below:

	Votes

For	13,758,371	(99.90%	)
Against	10,970	(0.08%	)
Abstain	2,333	(0.02%	)

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

	10.52	Facility lease agreement dated May 21, 2004 between Startek USA, Inc. and Crescent Real Estate Funding VIII, L.P.
	10.53	First amendment to facility lease agreement between Startek USA, Inc. and Crescent Real Estate Funding VIII, L.P.
	10.54	Facility lease agreement dated July 26, 2004 between Startek USA, Inc. and Southern Terminals, Inc.
*	10.55	Amendment No. 001 to the AT&T Wireless Services Provider Master Agreement dated April 1, 2004 between StarTek USA, Inc. and AT&T Wireless Service, Inc.
	31.1	Section 302 Certification by William E. Meade, Jr.
	31.2	Section 302 Certification by Eugene L. McKenzie, Jr.
	32.1	Section 906 Certification by William E. Meade, Jr.
	32.2	Section 906 Certification by Eugene L. McKenzie, Jr.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

On April 13, 2004, we furnished a Form 8-K reporting item 9.

On May 5, 2004, we furnished a Form 8-K reporting items 7 and 12.

On May 11, 2004, we filed a Form 8-K reporting items 5 and 7.

SIGNATURES

      Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: August 9, 2004

/s/ EUGENE L. MCKENZIE, JR. Eugene L. McKenzie, Jr.	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	Date: August 9, 2004

/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Chairman of the Board	Date: August 9, 2004

EXHIBIT INDEX

Exhibit
No.	Description

10.52	Facility lease agreement dated May 21, 2004 between Startek USA, Inc. and Crescent Real Estate Funding VIII, L.P.
10.53	First amendment to facility lease agreement between Startek USA, Inc. and Crescent Real Estate Funding VIII, L.P.
10.54	Facility lease agreement dated July 26, 2004 between Startek USA, Inc. and Southern Terminals, Inc.
* 10.55	Amendment No. 001 to the AT&T Wireless Services Provider Master Agreement dated April 1, 2004 between StarTek USA, Inc. and AT&T Wireless Service, Inc.
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by Eugene L. McKenzie, Jr.
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by Eugene L. McKenzie, Jr.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.