Form 10-Q
period 2004-09-30
STARTEK INC
filed 2004-11-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12793

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

100 Garfield Street	80206
Denver, Colorado	(Zip code)
(Address of principal executive offices)

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

      Common Stock, $0.01 Par Value — 14,500,231 shares as of November 5, 2004

STARTEK, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004

	(Note 1)	(Unaudited)

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,955	$12,273
Investments	41,812	36,746
Trade accounts receivable, less allowance for doubtful accounts of $790 and $357, respectively	43,388	42,620
Inventories	1,720	2,505
Income tax receivable	805	12,432
Deferred tax assets	2,250	3,205
Prepaid expenses and other current assets	907	2,438

Total current assets	96,837	112,219
Property, plant and equipment, net	54,563	57,012
Long term deferred tax assets	1,743	185
Other assets	464	643

Total assets	$153,607	$170,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,917	$11,342
Accrued liabilities	10,310	13,893
Current portion of long-term debt	26	2,442
Other current liabilities	358	171

Total current liabilities	19,611	27,848
Long-term debt, less current portion	78	6,293
Other liabilities	918	840
Stockholders’ equity:
Common stock	144	145
Additional paid-in capital	53,917	57,464
Cumulative translation adjustment	446	751
Unrealized gain (loss) on investments available for sale	1,462	(4)
Retained earnings	77,031	76,722

Total stockholders’ equity	133,000	135,078

Total liabilities and stockholders’ equity	$153,607	$170,059

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue	$58,631	$66,776	$160,696	$193,352
Cost of services	43,074	52,466	120,797	144,067

Gross profit	15,557	14,310	39,899	49,285
Selling, general and administrative expenses	6,620	7,466	18,645	21,255

Operating profit	8,937	6,844	21,254	28,030
Net interest income and other	1,004	793	2,925	2,566

Income before income taxes	9,941	7,637	24,179	30,596
Income tax expense	3,697	2,677	8,994	11,470

Income from continuing operations (A)	6,244	4,960	15,185	19,126

Discontinued operations
Loss from operations of discontinued operations	(548)	(491)	(1,520)	(1,841)
Loss on disposal of discontinued operations	—	(2,316)	—	(2,316)
Income tax benefit	204	1,075	566	1,592

Net loss on discontinued operations (B)	(344)	(1,732)	(954)	(2,565)

Net income (C)	$5,900	$3,228	$14,231	$16,561

Weighted average shares of common stock (D)	14,248,378	14,470,060	14,220,574	14,423,027
Dilutive effect of stock options	432,674	275,028	338,656	366,368

Common stock and common stock equivalents (E)	14,681,052	14,745,088	14,559,230	14,789,395

Income per share from continuing operations:
Basic (A/D)	$0.44	$0.34	$1.07	$1.33
Diluted (A/E)	$0.43	$0.34	$1.04	$1.29
Net loss per share on discontinued operations:
Basic (B/D)	$(0.03)	$(0.12)	$(0.07)	$(0.18)
Diluted (B/E)	$(0.03)	$(0.12)	$(0.06)	$(0.17)
Net income per share:
Basic (C/D)	$0.41	$0.22	$1.00	$1.15
Diluted (C/E)	$0.40	$0.22	$0.98	$1.12

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2004

	(Unaudited)
	(Dollars in thousands)
Operating Activities
Net income	$14,231	$16,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,478	9,452
Deferred income taxes	(1,815)	1,344
Loss (gain) on sale of assets	(28)	1,837
Changes in operating assets and liabilities:
Sales of trading securities, net	1,956	1,126
Trade accounts receivable, net	4,513	768
Inventories	(708)	(785)
Prepaid expenses and other assets	25	(1,710)
Accounts payable	(3,027)	2,425
Income taxes receivable	1,105	(10,824)
Accrued and other liabilities	2,960	3,318

Net cash provided by operating activities	26,690	23,512
Investing Activities
Purchases of investments available for sale	(38,792)	(131,011)
Proceeds from disposition of investments available for sale	34,657	132,618
Purchases of property, plant and equipment	(15,328)	(13,038)
Proceeds from disposition of property, plant and equipment	129	—

Net cash used in investing activities	(19,334)	(11,431)
Financing Activities
Proceeds from stock option exercises	1,494	2,745
Principal payments on borrowings, net	(2,428)	(1,369)
Dividend payments	(5,128)	(16,869)
Proceeds from borrowings	—	10,000

Net cash used in financing activities	(6,062)	(5,493)
Effect of exchange rate changes on cash	(493)	(270)

Net increase in cash and cash equivalents	801	6,318
Cash and cash equivalents at beginning of period	13,143	5,955

Cash and cash equivalents at end of period	$13,944	$12,273

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$220	$226
Income taxes paid	$9,109	$19,393
Property, plant and equipment financed under long-term debt	—	$10,000
Change in unrealized gain on investments available for sale, net of tax	$1,567	$(1,466)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

1.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and nine months ended September 30, 2004 are not necessarily indicative of operating results that may be expected during any other interim period of 2004 or the year ending December 31, 2004.

      The consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. (the “Company”) annual report on Form 10-K for the year ended December 31, 2003.

Stock Option Plans

      The Company accounts for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Non-employee directors are treated as employees for purposes of determining stock-based compensation expense. As the exercise price of all options granted to employees and non-employee directors under the Company’s stock option plans was equal to the market price of the underlying stock on the grant date, no stock-based compensation cost was recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards.

      For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net income, as reported	$5,900	$3,228	$14,231	$16,561
Stock-based employee (including non-employee directors) compensation expense included in the determination of net income, as reported	—	—	—	—
Stock-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards	359	521	2,173	1,658

Pro forma net income	$5,541	$2,707	$12,058	$14,903

Basic net income per share
As reported	$0.41	$0.22	$1.00	$1.15
Pro forma	$0.39	$0.19	$0.85	$1.03
Diluted net income per share
As reported	$0.40	$0.22	$0.98	$1.12
Pro forma	$0.38	$0.18	$0.83	$1.01

New Accounting Pronouncements

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 did not have a significant impact on the Company’s consolidated results of operations or financial position.

      In January 2003, the FASB issued Interpretation (“FIN”), No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIE’s that function to support the activities of the primary beneficiary. FIN No. 46 was effective immediately for enterprises with VIE’s created after January 31, 2003, and was effective March 31, 2004 for enterprises with VIE’s created before February 1, 2003. The adoption of FIN No. 46 did not have a significant impact on the Company’s consolidated results of operations or financial position.

      In March 2004, the EITF reached a final consensus in Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which establishes an impairment model for cost method investments and disclosures for cost method investments. Although certain implementation issues are still being discussed by the EITF, Issue No. 03-01 became effective for the Company on July 1, 2004. The adoption of EITF Issue No. 03-01 did not have a significant impact on the Company’s consolidated results of operations or financial position.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Earnings Per Share

      Basic earnings per share is computed on the basis of the Company’s weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the Company’s weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options.

3.	Investments

      As of December 31, 2003, investments available for sale consisted of:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Corporate bonds	$21,141	$1,302	$(2)	$22,441
Equity securities	12,486	1,158	(130)	13,514

Total	$33,627	$2,460	$(132)	$35,955

      As of September 30, 2004, investments available for sale consisted of:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Corporate bonds	$12,196	$380	$(346)	$12,230
Equity securities	19,826	423	(463)	19,786

Total	$32,022	$803	$(809)	$32,016

      As of September 30, 2004, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value

Corporate bonds maturing within:
One year or less	$1,090	$1,065
Two to five years	11,106	11,165
More than five years	—	—

	12,196	12,230
Equity securities	19,826	19,786

Total	$32,022	$32,016

      As of September 30, 2004, equity securities primarily consisted of publicly traded common stock of domestic companies and equity mutual funds.

      As of December 31, 2003, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $4,042 and $5,857, respectively. As of September 30, 2004, the Company was also invested in trading securities with, in the aggregate, an original cost and fair market value of $4,000 and $4,730, respectively. Trading securities consisted primarily of alternative investment partnerships. Certain investments may include hedging and derivative securities. Trading securities were held to meet short-term investment objectives.

      From time to time the Company purchases or writes option contracts to partially hedge against fluctuations in the value of the Company’s investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as either available for sale or trading securities in

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and recorded at fair value with changes in fair value recognized in other comprehensive income or current period earnings, respectively. The Company does not designate such options as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

      Historically, options have been an immaterial part of the Company’s overall investment portfolio, and the Company held no option contracts as of September 30, 2004. As of December 31, 2003, the Company held option contracts with an aggregate fair value of $13. The Company expects its use of options to decline in the future. As a result, the Company expects options will be an immaterial part of its overall risk management approach in the future.

      Risk of loss to the Company in the event of nonperformance by any party is not considered substantial. Put options written by the Company, if any, may involve elements of credit and market risks in excess of the amounts recognized in the Company’s consolidated financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options, if held in the Company’s investment portfolio, could have a material adverse effect on the Company’s portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

4.	Inventories

      The Company purchases components of its clients’ products as an integral part of its supply chain management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. Client-owned inventories are not valued in the Company’s consolidated balance sheet. Inventories consisted of:

	December 31,	September 30,
	2003	2004

Purchased components and fabricated assemblies	$1,652	$1,396
Finished goods	68	1,109

Total	$1,720	$2,505

5.	Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on the following estimated useful lives:

Estimated
Useful Lives

Buildings and improvements	5 to 30.5 years
Equipment	3 to 5 years
Furniture and fixtures	7 years

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant and equipment consisted of:

	December 31,	September 30,
	2003	2004

Land	$2,348	$2,356
Buildings and improvements	31,132	33,116
Equipment	55,707	61,593
Furniture and fixtures	8,281	9,268

	97,468	106,333
Less accumulated depreciation and amortization	(42,905)	(49,321)

Property, plant and equipment, net	$54,563	$57,012

6.	Principal Clients

      The following table represents revenue concentrations of the Company’s principal clients:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

AT&T Wireless Services, Inc.	38.9%	41.4%	37.0%	42.1%
T-Mobile, a subsidiary of Deutsche Telekom	14.2%	21.6%	13.9%	25.3%
Microsoft Corp.	24.6%	14.0%	24.5%	11.3%
AT&T Corp.	12.8%	9.0%	13.7%	9.9%

      The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenue, operating results, and financial condition. AT&T Wireless Services has been acquired by Cingular Wireless LLC. The term of the Company’s agreement with AT&T Wireless has been extended to December 31, 2006, and is not subject to termination for convenience or without cause.

      To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by the economic conditions in which its clients operate, management does not believe substantial credit risk existed as of September 30, 2004.

7.	Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. Comprehensive income was $6,186 and $2,954 for the three months ended September 30, 2003 and 2004, respectively. Comprehensive income was $16,033 and $15,399 for the nine months ended September 30, 2003 and 2004, respectively.

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

      During the three months ended September 30, 2004, the Company paid dividends of $0.40 per share, aggregating $5,786. In the nine months ended September 30, 2004, the Company paid dividends of $1.17 per share, aggregating $16,869. On November 4, 2004, the Company declared a dividend of $0.41 per share, aggregating approximately $5,945 and payable November 24, 2004 to stockholders of record on November 11, 2004.

11.	Discontinued Operations

      On September 30, 2004, the Company sold StarTek Europe, Ltd. (“StarTek Europe”), its operating subsidiary in the United Kingdom (“U.K.”) which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among the Company, StarTek Europe and Taelus Limited, a U.K. company. Pursuant to the terms of the Share Purchase Agreement, the Company made a capital contribution to StarTek Europe immediately prior to completion of the transaction, in the form of a cash payment of $450, a contribution of intercompany debt of $2,824 owed by StarTek Europe to the Company and additional cash of $200 contributed to fund operations, which offset a negative investment in StarTek Europe of $1,608. Following these transactions, the Company conveyed all of the issued and outstanding capital stock of StarTek Europe to Taelus Limited, together with a cash payment of $450.

      As a result of this disposition, the results of operations of StarTek Europe have been reported as discontinued operations for all periods presented. For the three months ended September 30, 2004, the Company recognized a loss on the disposition totaling $2,316. Such loss consisted of a $1,216 write-off of the investment in StarTek Europe and miscellaneous expenses, including the intercompany debt contributed to capital prior to the closing, and $1,100 of cash contributed to capital prior to closing or transferred to Taelus in connection with the closing. The net impact of discontinued operations on the Company’s net income for the three months ended September 30, 2004 was a reduction of $1,732, consisting of the $2,316 loss from disposal of discontinued operations and $491 in losses from operations of the subsidiary during the period, net of an income tax benefit of $1,075. The net impact of discontinued operations on the Company’s net income for the nine months ended September 30, 2004 was a reduction of $2,565, consisting of the $2,316 loss from disposal of discontinued operations and $1,841 in losses from operations of the subsidiary during the period, net of an income tax benefit of $1,592.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      All statements contained in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, loss of our principal clients, concentration of our client base in a few select industries, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks relating to fluctuations in the value of our investment securities portfolio, risks associated with advanced technologies, inability to grow our business, inability to effectively manage growth, dependence on qualified employees and key management personnel, potential future declines in revenue, lack of a significant international presence, and risks relating to conducting business in Canada. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our annual report on Form 10-K for the year ended December 31, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” as well as our Current Report on Form 8-K filed February 17, 2004.

Critical Accounting Policies, Estimates and Judgments

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For additional information regarding our critical accounting policies, please see Note 1 to our Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2003. The application of these policies requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our Audit Committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

      We invoice our business process management services clients monthly in arrears and recognize revenue for such services when completed. For substantially all of our contractual arrangements for business process management services, we recognize revenue based on the billable hours or minutes of each customer service representative, at rates provided in the client contract. The contractual rates can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the appropriate penalty under the terms of the client contract.

      The provision of business process management services to our clients generally does not involve multiple elements in the context of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We provide initial training to customer service representatives upon commencement of new business process management services contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred.

      We invoice our supply chain management clients upon shipment and recognize revenues on a gross basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” when such services are completed and the related goods have been shipped. The results of our supply chain management services include the results of insignificant revenue from other operations, including our Domain.com subsidiary. Substantially all of our significant arrangements with supply chain management services clients generate revenue based on the volume, complexity and type of components involved in the handling of clients’ products.

      We periodically evaluate potential impairments of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment using discounted cash flows or other methods of determining fair value. We recognized no impairment losses on held for use assets during the three and nine months ended September 30, 2003 and 2004.

      As part of cash management and in addition to holding cash and money market funds, we invest in investment grade and non-investment grade corporate bonds, convertible bonds, mutual funds, alternative investment partnerships and various forms of equity securities. These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. Trading securities are liquid investments bought principally for selling in the near term. Debt securities that we have both the intent and ability to hold to maturity are classified as held to maturity. We currently have no investments classified as held to maturity. All other investments not deemed to be trading securities or held to maturity are classified as investments available for sale.

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

      Changes in the fair market value of trading securities are reflected in net interest income and other. Temporary changes in the fair market value of investments available for sale are reflected in stockholders’ equity. We exercise judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment in accordance with the provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We consider factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. A write-down of the related investment is recorded and is reflected as a loss on impaired investment when an impairment is considered other-than-temporary.

Results of Operations

      The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	73.5	78.6	75.2	74.5

Gross profit	26.5	21.4	24.8	25.5
Selling, general and administrative expenses	11.3	11.2	11.6	11.0

Operating profit	15.2	10.2	13.2	14.5
Net interest income and other	1.7	1.2	1.8	1.3

Income from continuing operations before income taxes	16.9	11.4	15.0	15.8
Income tax expense	6.3	4.0	5.6	5.9

Income from continuing operations	10.6	7.4	9.4	9.9

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Revenue. Revenue from continuing operations increased $8.2 million, or 14.0%, from $58.6 million for the three months ended September 30, 2003 to $66.8 million for the three months ended September 30, 2004. Revenue from business process management services increased $13.0 million, or 31.5%, from $41.3 million for the three months ended September 30, 2003 to $54.3 million for the three months ended September 30, 2004. Substantially all of this increase was due to higher volumes in services provided to AT&T Wireless Services and T-Mobile as well as new client contracts. Revenue from supply chain management services declined $4.8 million, or 27.7%, from $17.3 million for the three months ended September 30, 2003 to $12.5 million for the three months ended September 30, 2004. This decrease is primarily attributable to the decrease in services provided to Microsoft compared to the prior year. We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years.

      Although revenue and volumes from services provided to AT&T Wireless have increased, our contract extension with AT&T Wireless, which became effective April 1, 2004, includes a tiered incentive pricing structure that provides for lower pricing at higher volumes. As a result, third quarter 2004 revenue was $1.3 million lower than it would have been for the same volume of services under the prior contract; however, total revenue increased due to the volume increase realized under the new tiered incentive pricing structure.

      Cost of Services. Our cost of services for business process management services includes labor, telecommunications, lease, depreciation and other expenses for facilities, and expenses related to maintaining information systems to meet clients’ needs. Our cost of services for supply chain management services includes materials and freight expenses that are variable in nature, labor and certain facility expenses. Cost of services from continuing operations increased $9.4 million, or 21.8%, from $43.1 million for the three months ended September 30, 2003 to $52.5 million for the three months ended September 30, 2004. Cost of services increased as a percentage of revenue from continuing operations during the third quarter, from 73.5% in 2003 to 78.6% in 2004.

      Our cost of services as a percentage of revenue from continuing operations increased primarily due to the lower unit pricing we realized as a result of our tiered incentive pricing structure that resulted in higher volume with AT&T Wireless. Cost of services as a percentage of revenue also increased due to investments in launching one additional facility and redeploying resources that required a one-time re-training expense to service incremental growth. The increase was also contributed to by increased Canadian foreign currency exchange costs in the third quarter of 2004 attributable to the declining value of the US dollar relative to the Canadian dollar. Finally, cost of services increased as a percentage of revenue due to overstaffing that resulted in a lower per-minute realization rate than we have historically achieved. We intentionally maintained excess capacity in anticipation of additional demand.

      Our cost of services increased in dollar terms $9.4 million, primarily as a result of four new facilities commencing operations subsequent to September 30, 2003 and increased activity in our business process management services. Costs attributable to our Canadian operations increased by $1.2 million as a result of a weaker US dollar during the third quarter of 2004. These increased costs were partially offset by an $8.4 million decrease in costs in our supply chain management services, which had lower volume during the three months ended September 30, 2004, as compared to the same period in 2003.

      Gross Profit. Gross profit from continuing operations for the three months ended September 30, 2004 decreased $1.3 million, or 8.3%, over the same period in 2003, from $15.6 million to $14.3 million. As a percentage of revenue from continuing operations, gross profit decreased from 26.5% in the three months ended September 30, 2003 to 21.4% in the three months ended September 30, 2004.

      Selling, General, and Administrative Expenses. Selling, general and administrative expenses, which generally tend to be either semi-variable or fixed, include all other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services. Selling, general, and administrative expenses increased $0.9 million, or 13.6%, from $6.6 million in the three months ended September 30, 2003 to $7.5 million in the three months ended September 30, 2004. As a percentage of revenue from continuing operations, selling, general, and administrative expenses were 11.3% and 11.2% during the three months ended September 30, 2003 and 2004, respectively. In dollar terms, the rise in selling, general and administrative expenses was primarily attributed to the addition of three new sites over the prior year and costs associated with Sarbanes-Oxley compliance efforts.

      Operating Profit. Operating profit decreased $2.1 million, or 23.6%, from $8.9 million in the three months ended September 30, 2003 to $6.8 million in the three months ended September 30, 2004. As a percentage of revenue from continuing operations, operating profit was 15.2% and 10.2% during the three months ended September 30, 2003 and 2004, respectively.

      Net Interest Income and Other. Net interest income and other includes certain realized and unrealized gains and losses in our portfolio of investment securities, interest income and dividends from our portfolio of investment securities, net rental income from our facility in Aurora, Colorado, foreign currency exchange gains and losses, and interest expense. Net interest income and other decreased slightly with income of $1.0 million and $0.8 million in the three months ended September 30, 2003 and 2004, respectively.

      Income Before Income Taxes. Income from continuing operations before income taxes decreased $2.3 million, or 23.2%, from $9.9 million in the three months ended September 30, 2003 to $7.6 million in the three months ended September 30, 2004. As a percentage of revenue from continuing operations, income before income taxes decreased from 16.9% to 11.4% during the three months ended September 30, 2003 and 2004, respectively.

      Income Tax Expense. We continually evaluate our provision for federal, state, and foreign income taxes to consider requirements of multiple jurisdictions and liabilities that could result from audits by various tax authorities. In the third quarter of 2004, we changed our estimate of income tax liability, resulting in a reduction of income tax expense and an increase in net income of $248,000, or $0.02 per share. Including the impact of this change in estimate, the effective tax rate on continuing operations for the three months ended September 30, 2004 was 35.1%. Income tax expense during the three months ended September 30, 2003 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.2%. There was no such change in estimate recognized in the third quarter of 2003.

      Net Income. Based on the factors discussed above, net income from continuing operations decreased $1.3 million, or 20.6%, from $6.3 million to $5.0 million during the three months ended September 30, 2003 and 2004, respectively.

      Discontinued operations. On September 30, 2004, we sold StarTek Europe, Ltd., our operating subsidiary in the United Kingdom which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among us, StarTek Europe and Taelus Limited, a U.K. company. Pursuant to the terms of the Share Purchase Agreement, we made a capital contribution to StarTek Europe immediately prior to completion of the transaction, in the form of a cash payment of $450,000, a contribution of intercompany debt of $2.8 million owed by StarTek Europe to us and additional cash of $200,000 contributed to fund operations. Following these transactions, we conveyed all of the issued and outstanding capital stock of StarTek Europe to Taelus Limited, together with a cash payment of $450,000.

      As a result of this disposition, the results of operations of the U.K. subsidiary have been reported as discontinued operations for all periods presented. For the three months ended September 30, 2004, we recognized a loss on the disposition totaling $2.3 million. Such loss consisted of a $1.2 million write-off of our investment in StarTek Europe and miscellaneous expenses, net of the intercompany debt contributed to capital prior to the closing and $1.1 million of cash contributed to capital prior to closing or transferred to Taelus in connection with the closing. The net impact of discontinued operations on our net income for the three months ended September 30, 2004 was a reduction of $1.7 million, consisting of the $2.3 million loss from disposal of discontinued operations and $491,000 in losses from operations of the subsidiary during the period, net of an income tax benefit of $1.1 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Revenue. Revenue from continuing operations increased $32.7 million, or 20.3%, from $160.7 million to $193.4 million during the nine months ended September 30, 2003 and 2004, respectively. Revenue from business process management services increased $49.8 million, or 43.8%, from $113.7 million for the nine months ended September 30, 2003 to $163.5 million for the nine months ended September 30, 2004. Substantially all of this increase was due to higher volumes in services provided to AT&T Wireless Services and T-Mobile, as well as new client contracts. Revenue from supply chain management services declined $17.1 million, or 36.4%, from $47.0 million for the nine months ended September 30, 2003 to $29.9 million for the nine months ended September 30, 2004. This decrease is primarily attributable to the decrease in services provided to Microsoft compared to the prior year. We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years.

      Although revenue and volumes from services provided to AT&T Wireless have increased, our contract extension with AT&T Wireless, which became effective April 1, 2004, includes a tiered incentive pricing structure that provides for lower pricing at higher volumes. As a result, revenue for the first nine months of 2004 was $2.3 million lower than it would have been for the same volume of services under the prior contract; however, total revenue increased due to the volume increase realized under the new tiered incentive pricing structure.

      Cost of Services. Our cost of services for business process management services includes labor, telecommunications, lease, depreciation and other expenses for facilities, and expenses related to maintaining information systems to meet clients’ needs. Our cost of services for supply chain management services includes materials and freight expenses that are variable in nature, labor and certain facility expenses. Cost of services from continuing operations increased $23.3 million, or 19.3%, from $120.8 million to $144.1 million during the nine months ended September 30, 2003 and 2004, respectively. Cost of services decreased as a percentage of revenue from continuing operations from 75.2% in the nine months ended September 30, 2003 to 74.5% in the nine months ended September 30, 2004.

      Our cost of services as a percentage of revenue from continuing operations decreased because a larger proportion of our revenue was generated by higher gross margin business process management services relative to the lower gross margin supply chain management services. This decrease was partially offset due to the lower unit pricing we realized as a result of our tiered incentive pricing structure that resulted in higher volume with AT&T Wireless and due to investments in launching additional facilities and redeploying resources that required a one-time re-training expense to service incremental growth. There was an additional offset due to increased Canadian foreign currency exchange costs in the first nine months of 2004 attributable to the declining value of the US dollar relative to the Canadian dollar. Finally, there was an additional offset due to overstaffing in the three months ended September 30, 2004, resulting in a lower per-minute realization rate than we have historically achieved. We intentionally maintained excess capacity in anticipation of additional demand.

      Gross Profit. Gross profit from continuing operations increased $9.4 million, or 23.6%, from $39.9 million to $49.3 million during the nine months ended September 30, 2003 and 2004, respectively. As a percentage of revenue from continuing operations, gross profit was 24.8% and 25.5% during the nine months ended September 30, 2003 and 2004, respectively.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, which generally tend to be either semi-variable or fixed, include all other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services. Selling, general and administrative expenses increased $2.7 million, or 14.0%, from $18.6 million to $21.3 million during the nine months ended September 30, 2003 and 2004, respectively. As a percentage of revenue from continuing operations, selling, general and administrative expenses were 11.6% and 11.0% during the nine months ended September 30, 2003 and 2004, respectively. The increase in dollar terms is primarily due to additional facilities, as described above, and costs associated with Sarbanes-Oxley compliance efforts.

      Operating Profit. Operating profit increased $6.7 million, or 31.5%, from $21.3 million in the nine months ended September 30, 2003 to $28.0 million in the nine months ended September 30, 2004. As a percentage of revenue from continuing operations, operating profit was 13.2% and 14.5% during the nine months ended September 30, 2003 and 2004, respectively.

      Net Interest Income and Other. Net interest income and other includes certain realized and unrealized gains and losses in our portfolio of investment securities, interest income and dividends from our portfolio of investment securities, net rental income from our facility in Aurora, Colorado, foreign currency exchange gains and losses, and interest expense. Net interest income and other decreased $0.3 million, or 10.3%, from $2.9 million of income in the nine months ended September 30, 2003 to $2.6 million of income in the nine months ended September 30, 2004. The decrease is primarily the result of a decrease in realized portfolio gains. In 2002, we recorded $6.3 million of impairments of investments available for sale. In the nine months ended September 30, 2003, investments on which we recorded impairments of $5.7 million were sold, resulting in gain instead of the loss that would have resulted if the investments had been valued at their original cost. In the nine months ended September 30, 2004, investments on which we recorded impairments of $0.1 million were sold. If not for the effect of the additional gain in 2003 from the disposal of these impaired investments, net interest income and other would have increased in the first nine months of 2004 over the same period of 2003 due to the improving conditions of capital markets.

      Income Before Income Taxes. Income from continuing operations before income taxes increased $6.4 million, or 26.4%, from $24.2 million in the nine months ended September 30, 2003 to $30.6 million during the nine months ended September 30, 2004. As a percentage of revenue from continuing operations, income before income taxes increased from 15.0% to 15.8% during the nine months ended September 30, 2003 and 2004, respectively.

      Income Tax Expense. We continually evaluate our provision for federal, state, and foreign income taxes to consider requirements of multiple jurisdictions and liabilities that could result from audits by various tax authorities. In the nine months ended September 30, 2004, we changed our estimate of income tax liability, resulting in a reduction of income tax expense and an increase in net income of $248,000, or $0.02 per share. Including the impact of this change in estimate, the effective tax rate on continuing operations for the nine months ended September 30, 2004 was 37.5%. Income tax expense during the nine months ended September 30, 2003 reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.2%. There was no such change in estimate recognized in the nine months ended September 30, 2003.

      Net Income. Based on the factors discussed above, net income from continuing operations increased $3.9 million, or 25.7%, from $15.2 million to $19.1 million during the nine months ended September 30, 2003 and 2004, respectively.

      Discontinued Operations. On September 30, 2004, we sold StarTek Europe, our operating subsidiary in the U.K. which provided business process management services from two facilities in Hartlepool, England.

      As a result of this disposition, results of operations of the StarTek Europe have been reported as discontinued operations for all periods presented. For the nine months ended September 30, 2004, we recognized a loss on the disposition totaling $2.3 million, as more fully described above. The net impact of discontinued operations on our net income for the nine months ended September 30, 2004 was a reduction of $2.5 million, consisting of the $2.3 million loss from disposal of discontinued operations and $1.8 million in losses from operation of the subsidiary during the period, net of an income tax benefit of $1.6 million.

Liquidity and Capital Resources

      Since our initial public offering in 1997, we have primarily financed our operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements.

      In addition to funding basic operations, our primary uses of cash relate to capital expenditures to open new facilities, capital expenditures to upgrade our existing information technologies and the payment of dividends. We planned for $15.9 million in capital expenditures for new facilities (including information technology) and facilities improvements in 2004, and $8.9 million for capital expenditures on other information technology. During the nine months ended September 30, 2004, we spent $5.3 million in capital expenditures for new facilities (including information technology) and facilities improvements, and $7.8 million for capital expenditures for other information technology. Our actual capital expenditures for new facilities may vary depending on the number and locations of new facilities opened in 2004. We believe our existing facilities are adequate for our current operations, but capacity expansion will be required to support our continued growth. Management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients. Our anticipated investment in information technology infrastructure is geared toward remaining competitive in our current business, to acquire additional functionalities necessary for us to be able to compete for new business, and to refresh our current technology.

      We began paying a quarterly dividend in August 2003 and we intend to continue to pay quarterly dividends. In the first quarter of 2004 we paid a dividend of $0.38 per share, aggregating $5.5 million. In the second quarter of 2004 we paid a dividend of $0.39 per share, aggregating $5.6 million. In the third quarter of 2004 we paid a dividend of $0.40 per share, aggregating $5.8 million. On November 4, 2004 we declared a dividend of $0.41 per share, aggregating approximately $5.9 million, payable November 24, 2004 to holders of record on November 11, 2004. We will use approximately $22.8 million of cash to pay dividends in 2004. We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and general business conditions.

      Effective November 4, 2004, our Board of Directors authorized purchases up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors, and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Timing and amounts of repurchases will be at the discretion of our management and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Any repurchases will be made in accordance with Securities and Exchange Commission rules.

      We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. which we use to finance regular, short-term operating expenses. Borrowing under this line of credit bears interest at the bank’s prime rate minus 1%, which was 3.75% as of September 30, 2004. Interest expense associated with this facility totaled $9,371 in the third quarter of 2004. Under this line of credit, we are not permitted to post net losses in any two consecutive quarterly periods. In addition, we were required to have a minimum tangible net worth of $80.0 million as of December 31, 2003. At the close of each subsequent fiscal year, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal year plus 25% of net income (if positive) for that year. We may not pay dividends in an amount that would cause a failure to meet our financial covenants. As of September 30, 2004, and the date of this Form 10-Q, we were in compliance with the financial covenants pertaining to the unsecured line of credit and $10.0 million was available under this line of credit. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224,228. The loan is secured by certain furniture, telephone and computer equipment.

      Cash from Operating Activities. Net cash provided by operating activities decreased from $26.7 million for the nine months ended September 30, 2003 to $23.5 million for the nine months ended September 30, 2004. Growth in net income in the first nine months of 2004 was offset by payment of estimated income taxes, a decrease in cash provided by collections of accounts receivable and other net changes in operating assets. For the nine months ended September 30, 2004, net accounts receivable collections provided cash of $0.8 million, compared to $4.5 million for the same period in 2003. Accounts receivable have generally increased and net collections on accounts receivable have decreased due to the higher proportion of our revenue attributable to business process management services, which has a longer collections period. In addition, Microsoft receivables decreased $9.6 million in the first nine months of 2003 as volume decreased and invoices from prior periods were collected, compared to an increase of $0.2 million for the same period of 2004.

      Cash from Investing Activities. Net cash used in investing activities decreased from $19.3 million used for the nine months ended September 30, 2003 to $11.4 million used for the nine months ended September 30, 2004. The change is primarily due to a $5.7 million increase in proceeds from disposition of investments available for sale, net of purchases, for nine months ended September 30, 2004. In addition, purchases of property, plant and equipment decreased $2.3 million, from $15.3 million in the first three quarters of 2003 to $13.0 million in the first three quarters of 2004.

      Cash from Financing Activities. Net cash used in financing activities decreased from $6.1 million used for the nine months ended September 30, 2003 to $5.5 million used for the nine months ended September 30, 2004. The decrease was primarily due to proceeds from borrowings of $10.0 million and a $1.3 million increase in proceeds from stock options exercised, which partially offset an increase in dividends paid of $11.7 million. Principal payments on borrowings decreased $1.1 million from the first three quarters of 2003 to the first three quarters of 2004.

      Because we translate US dollars into Canadian dollars to pay our expenses in Canada, our financial results in US dollars are affected by changes in the value of the Canadian dollar relative to the US dollar. Expenditures related to our operations in Canada increased $8.7 million Canadian, or 48.6%, from $17.9 million Canadian in the three months ended September 30, 2003 to $26.6 million Canadian in the three months ended September 30, 2004. In US dollars, these expenditures were $13.0 million in the third quarter of 2003 and $20.5 million in the third quarter of 2004, an increase of $7.5 million, or 57.7%. If Canadian expenditures had remained constant in the third quarter of 2004 as compared to 2003, the exchange rate impact from the weakening US dollar in the third quarter of 2004 would have been $0.8 million. Increased Canadian expenditures in the third quarter of 2004 resulted in an additional exchange rate impact of $0.4 million. Thus the total exchange rate impact of the weakening US dollar from the third quarter of 2003 to the third quarter of 2004 was $1.2 million.

      Expenditures related to our operations in Canada increased $31.9 million Canadian, or 67.3%, from $47.4 million Canadian in the nine months ended September 30, 2003 to $79.3 million Canadian in the nine months ended September 30, 2004. In US dollars, these expenditures were $33.4 million in the first nine months of 2003 and $59.9 million in the first nine months of 2004, an increase of $26.5 million, or 79.3%. If Canadian expenditures had remained constant in the first nine months of 2004, as compared to 2003, the exchange rate impact from the weakening US dollar in the first nine months of 2004 would have been $2.5 million. Increased Canadian expenditures in the first nine months of 2004 resulted in an additional exchange rate impact of $1.8 million. Thus the total exchange rate impact of the weakening US dollar from the first nine months of 2003 to the first nine months of 2004 was $4.3 million

      If the Canadian portion of our business continues to grow or if we expand to other international markets, more revenue and expenses will be denominated in foreign currencies and our exposure to fluctuations in currency exchange rates will increase. See “Quantitative and Qualitative Disclosure About Market Risk” set forth herein for a further discussion of exposure to foreign currency exchange risks in connection with our investments.

      Management believes our cash, cash equivalents, investments, anticipated cash flows from future operations, and line of credit will be sufficient to support our operations, capital expenditures, and various repayment obligations under our debt and lease agreements for at least the next twelve months. Liquidity and capital requirements depend on many factors, including, but not limited to, our ability to retain or successfully and timely replace our principal clients and the rate at which we expand our business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to support our activities in the short or long term, we will be required to raise additional funds through public or private financing. Additional financing may not be available, or if available, it may not be available on terms favorable to us.

Contractual Obligations

      Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of September 30, 2004:

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Long-term debt(1)	$2,442	$5,156	$1,137	—	$8,735
Operating leases(2)	$3,374	$6,819	$3,673	$1,934	$15,800
Purchase obligations(3)	$331	$234	$6	$31	$602

Total contractual obligations	$6,147	$12,209	$4,816	$1,965	$25,137

(1)	Long-term debt consists of a $10.0 million 3.65% fixed rate equipment loan, the balance of which was $8.6 million at September 30, 2004, and debt of $0.1 million associated with our Greeley North facility, which is forgiven at a rate of $26,136 per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

New Accounting Pronouncements

      On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 did not have a significant impact on our consolidated results of operations or financial position.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin

No. 51, “Consolidated Financial Statements.” FIN No. 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIE’s that function to support the activities of the primary beneficiary. FIN No. 46 was effective immediately for enterprises with VIE’s created after January 31, 2003, and was effective March 31, 2004 for enterprises with VIE’s created before February 1, 2003. The adoption of FIN No. 46 did not have a significant impact on our consolidated results of operations or financial position.

      In March 2004, the EITF reached a final consensus in Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which establishes an impairment model for cost method investments and disclosures for cost method investments. Although certain implementation issues are still being discussed by the EITF, Issue No. 03-01 became effective for the Company on July 1, 2004. The adoption of EITF Issue No. 03-01 did not have a significant impact on the Company’s consolidated results of operations or financial position.

Inflation and General Economic Conditions

      Although management cannot accurately anticipate the effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.

Reliance on Principal Client Relationships

      The following table represents revenue concentrations of our principal clients:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

AT&T Wireless Services, Inc.	38.9%	41.4%	37.0%	42.1%
T-Mobile, a subsidiary of Deutsche Telekom	14.2%	21.6%	13.9%	25.3%
Microsoft Corp.	24.6%	14.0%	24.5%	11.3%
AT&T Corp.	12.8%	9.0%	13.7%	9.9%

      The loss of one or more of our principal clients and/ or changes in timing or termination of a principal client’s product launch or service offering may have a material adverse effect on our business, revenue, operating results, and financial condition. There can be no assurance that we will be able to retain our principal clients or, if we were to lose one or more principal clients, that we would be able to timely replace such clients with clients that generate a comparable amount of revenue. Additionally, the amount and growth rate of revenue derived from our principal clients in the past is not necessarily indicative of revenue that may be expected from such clients in the future. Consistent with industry standard contracts, contracts with our current principal clients do not contain volume commitments.

      AT&T Wireless Services was acquired by Cingular Wireless LLC in a transaction that closed on October 26, 2004. The term of our agreement with AT&T Wireless was recently extended to December 31, 2006, and is not subject to termination for convenience or without cause. The contract extension, effective April 1, 2004, includes a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains will be necessary to offset the negative impact that lower per-minute revenue at higher volume levels will have on our margins in future periods.

      Revenue from T-Mobile increased in the three months ended September 30, 2004 as compared to the same period in 2003. Revenue from wireless number portability was slightly less than the preceding quarter. This trend is congruent with that in the overall industry, which has experienced lower volumes of number porting than initially forecasted, and lower volumes than when wireless number portability first debuted as a choice to consumers in November of 2003.

      We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2004 and may become an insignificant portion of our overall revenue in subsequent years.

Variability of Quarterly Operating Results

      Our business has been seasonal and is at times conducted in support of product launches for new and existing clients. Historically, our revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of our clients’ marketing programs and product launches, which are typically geared toward the holiday buying season. Due to the recent shift in our business model, including our decreasing reliance on revenue from supply chain management services, growth in our business process management services, and strategic diversification of our client base, we do not currently anticipate that this same pattern will hold true in 2004. For 2004 we anticipate lower seasonal revenue and earnings growth between the first and second half of the year than has historically been the case. Moreover, our revenue and operating results for the nine months ended September 30, 2004 are not necessarily indicative of revenue or operating results that may be experienced in future periods. Additionally, we have experienced and expect to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients’ businesses; (v) cyclical nature of certain high technology clients’ businesses; and (vi) changes in the amount and growth rate of revenue generated from our principal clients.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      The following discusses our exposure to market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates as of September 30, 2004. All of our investment decisions are supervised or managed by our Chairman of the Board. Our investment portfolio policy, as approved and modified by our Board of Directors from time to time, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Interest Rate Sensitivity and Other General Market Risks

      Cash and Cash Equivalents. At September 30, 2004, we had $12.3 million in cash and cash equivalents, which consisted of: (i) $6.4 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 1.21%; and (ii) $5.9 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. We paid a cash dividend to stockholders of $0.38 per share, aggregating $5.5 million, in February 2004, a cash dividend of $0.39 to stockholders in May 2004, aggregating $5.6 million, and a cash dividend to stockholders of $0.40 per share, aggregating $5.8 million, in August 2004. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

      Outstanding Debt. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on us. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. For example, we may from time to time effect borrowings under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1%, which was 3.75% as of September 30, 2004. As of

September 30, 2004 we were in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under the line of credit. In the past, we have not hedged against interest rate changes.

      Investments Available for Sale. At September 30, 2004, we had investments available for sale which, in the aggregate, had a basis and fair market value each of $32.0 million. At September 30, 2004, investments available for sale generally consisted of investment grade and non-investment grade corporate bonds, convertible bonds, mutual funds, and common stock. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

      A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on our equity investments. Also, prices of common stocks we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse general economic conditions. At times we have partially hedged against some equity price changes; however, our hedging activities do not provide material protection against price fluctuations in the securities we hold in our investment portfolio. At September 30, 2004 we had no option contracts outstanding.

      From time to time we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as either available for sale or trading securities in accordance with SFAS No. 115 and recorded at fair value with changes in fair value recognized in other comprehensive income or current period earnings, respectively. We do not designate such options as hedging instruments pursuant to SFAS No. 133.

      Historically options have been an immaterial part of our overall investment portfolio, and we expect our use of options to decline in the future. As a result, we expect options will be an immaterial part of our overall risk management approach in the future.

      The fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.

      The table below provides information as of September 30, 2004 about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted	Expected Maturity Date
	Average	-Basis-
	Interest
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value

		(Dollars in thousands)
Corporate bonds	7.71%	$1,090						$1,090	$1,065
Corporate bonds	7.27%		$5,851					$5,851	$5,987
Corporate bonds	8.52%			$3,609				$3,609	$3,697
Corporate bonds	8.80%					$1,646		$1,646	$1,481

Total	7.89%	$1,090	$5,851	$3,609	$—	$1,646	$—	$12,196	$12,230

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

      Trading Securities. We were invested in trading securities which, in the aggregate, had an original cost and fair market value at September 30, 2004 of $4.0 million and $4.7 million, respectively. At September 30, 2004, trading securities consisted of alternative investment partnerships. Trading securities were held to meet short-term investment objectives. As part of trading securities, we may write option contracts on equity securities. Our exposure relating to call options we write on securities we do not hold in our investment portfolio increases as the value of the underlying security increases, and therefore is technically unlimited. At September 30, 2004 we had no option contracts outstanding.

      We do not consider the risk of loss regarding our current investments in the event of nonperformance by any party to be substantial. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from values that might be realized if we were to sell or close out the transactions. Management does not believe such differences are substantial to our results of operations, financial condition, or liquidity. Put option contracts we write, if any, may involve elements of credit and market risks in excess of the amounts recognized in our financial statements. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options, if held in the Company’s investment portfolio, could have a material adverse effect on our portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse economic conditions generally.

Foreign Currency Exchange Risks

      A total of 34.3% of our expenses for the three months ended September 30, 2004 were paid in Canadian dollars. A total of 36.3% of our expenses for the nine months ended September 30, 2004 were paid in Canadian dollars. Our US and Canadian operations generate revenue denominated in US dollars. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases our exposure to fluctuations in currency exchange rates. Because our results of operations have been impacted by fluctuations in the Canadian dollar, on February 20, 2004, we entered into a Canadian dollar forward contract with Wells Fargo Bank, pursuant to which we purchased $12 million Canadian dollars from March 1, 2004 through May 3, 2004 at a fixed price in U.S. dollars of $9.0 million to hedge our foreign currency risk. During the nine months ended September 30, 2004, we recorded a loss of approximately $30,000 for the settled Canadian dollar forward contract in our consolidated statements of operations. As of September 30, 2004, we have no derivative assets or liabilities associated with foreign exchange contracts, and we do not expect derivative and hedging activities to be significant in future periods.

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

      Changes in Internal Controls. On October 29, 2004, our independent registered public accounting firm, Ernst & Young LLP, notified our Audit Committee that they had identified matters involving internal control over financial reporting and its operation that they consider, in the aggregate, to be a material weakness. These matters relate to the financial statement close process and accounting personnel. The report noted that we do not have comprehensive documentation of our routine accounting policies and procedures. Consequently, evidence of the preparation and/or review of monthly reconciliation of certain ledgers to the corresponding ledger accounts have not always been prepared. Additionally, certain accounts have not been fully reconciled, which has resulted in immaterial unadjusted differences as of September 30, 2004. Furthermore, there are vacancies in key positions within our accounting department, including a permanent Chief Financial Officer position, and there are concerns regarding whether the number and skills of our accounting personnel are adequate to facilitate the timely and accurate preparation of our financial statements.

      We believe we have developed a plan that addresses the remediation of the identified material weakness in our internal controls over financial reporting. We have implemented or are in the process of implementing various improvements to our internal control over financial reporting. We are in the process of preparing comprehensive documentation of our routine accounting policies and procedures, which are based on accounting principles generally accepted in the United States. Our accounting personnel will be thoroughly trained regarding the application of such policies and procedures. Additionally, we are in the process of formally establishing, implementing and documenting our accounting policies and procedures pertaining to non-routine transactions and judgment processes. Reconciliation of ledger accounts are now being performed, and we are prepared to do so in a timely manner going forward. We are actively seeking qualified candidates to fill the vacancies in key positions within the accounting department as well as assessing the skill sets of certain members of our staff. The overall coordination of our accounting and reporting processes are also being assessed and any necessary adjustments will be made to facilitate the timely and accurate preparation of our financial statements.

      Risks Regarding Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      In addition to remedying the identified material weakness in our internal control over financial reporting discussed above, we are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We are exposed to increased costs and risks associated with complying with these requirements, and we are spending management time and devoting internal and external resources to document and test our internal controls in anticipation of Section 404 reporting requirements. If we are not able to complete testing of all our internal controls, or if during the course of our testing we identify deficiencies that we are not able to remediate in time, we and/or our independent registered public accounting firm may not be able to complete our respective assessments before the deadline for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In this regard, on October 21, 2004, our independent registered public accounting firm, Ernst & Young LLP, notified our Audit Committee that they believe we were facing a significant risk of not completing our assessment on a timely basis because we are behind schedule and a significant amount of work remains. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in our reported financial information, and the trading price of our stock could be adversely affected.

PART II — OTHER INFORMATION

Item 6.	Exhibits

      (a) Exhibits

3.5	Amendment No. 1 to the StarTek, Inc. Restated Bylaws
10.56	Amendment No. 2 to the Startek, Inc. Stock Option Plan
10.57	Amendment No. 1 to the StarTek, Inc. Directors’ Stock Option Plan
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by Rodd Granger
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by Rodd Granger

SIGNATURES

      Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ WILLIAM E. MEADE, JR. William E. Meade, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: November 9, 2004

/s/ RODD GRANGER Rodd Granger	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: November 9, 2004

EXHIBIT INDEX

Exhibit
No.	Description

3.5	Amendment No. 1 to the StarTek, Inc. Restated Bylaws
10.56	Amendment No. 2 to the Startek, Inc. Stock Option Plan
10.57	Amendment No. 1 to the StarTek, Inc. Directors’ Stock Option Plan
31.1	Section 302 Certification by William E. Meade, Jr.
31.2	Section 302 Certification by Rodd Granger
32.1	Section 906 Certification by William E. Meade, Jr.
32.2	Section 906 Certification by Rodd Granger