Form 10-K
period 2004-12-31
STARTEK INC
filed 2005-03-16
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

            (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2004

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

     As of March 9, 2005, 14,629,311 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2004 was approximately $329.3 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Forward-Looking Statements

     All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in a few select industries, consolidation in industries in which our principal clients operate, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks relating to fluctuations in the value of our investment securities portfolio, risks associated with advanced technologies, inability to grow our business, inability to effectively manage capacity, dependence on and requirement to recruit qualified employees and key management personnel, potential future declines in revenue, lack of a significant international presence, and foreign exchange risks and other risks relating to conducting business in Canada. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing elsewhere in this Form 10-K.

PART I

Item 1. Business

Overview

     StarTek, Inc. (the “Company”), is a leading provider of business process outsourced services, which consist of business process management and supply chain management services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Substantially all of our consumer interactions related to business process management services are initiated by our clients’ customers rather than by us. Our supply chain management services include packaging, fulfillment, marketing support and logistics services.

     StarTek, Inc., a Delaware corporation, is headquartered in Denver, Colorado. Our principal executive offices are located at 100 Garfield Street, Denver, Colorado 80206. Our telephone number is (303) 399-2400. Our website address is www.startek.com . All of our SEC reports are available free of charge on our website. None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.

     Our total revenue was $258.1 million in 2004. During the same period, our operating profit was $34.4 million resulting in an operating margin of 13.3%. We have achieved all of our growth organically by developing existing customers and adding new customers rather than through mergers or acquisitions.

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

     We have continuously expanded our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. We have a strategic partnership philosophy through which we assess each of our clients’ needs, and together with our clients, develop and implement customized outsourced services. Our corporate culture, long-term relationships with our clients and suppliers, dedicated client service teams, and the StarTek Advantage System which is committed to efficient operations, quality of service, and unique management techniques gives StarTek an advantage in retaining and attracting clients. We believe this gives us a competitive advantage in attracting clients to outsource their non-core operations.

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

     Our existing clients are primarily in the telecommunications and computer software industries. We also service clients in the computer hardware, consumer products, cable TV, entertainment, utility, internet and e-commerce industries. The Company believes there are substantial opportunities to cross-sell its wide spectrum of business process outsourced services to existing and future clients. We intend to capitalize on a growing trend toward outsourcing by focusing on potential clients in additional industries, such as financial services and health care, that could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services.

     As of December 31, 2004, we provided services from 20 operational facilities, including seven in Colorado (including our two corporate locations), five in Canada, two in Virginia and one in each of Illinois, Louisiana, Oklahoma, Tennessee, Texas and Wyoming. Our facility in Alexandria, Louisiana commenced operations in February 2004, our facility in Lynchburg, Virginia commenced operations in July 2004, and our facility in Collinsville, Virginia commenced operations in November 2004. In February of 2005, we consolidated our supply chain management facilities into our Clarksville, Tennessee facility and closed our Greeley facility servicing supply chain customers, thereby bringing our current operational facilities to 19.

     On September 30, 2004, we sold StarTek Europe, Ltd., our operating subsidiary in the United Kingdom which provided business process management services from two facilities in Hartlepool, England. As a result of this disposition, the results of operations of the U.K. subsidiary have been reported as discontinued operations for all periods presented through December 31, 2004. For the year ended December 31, 2004, we recognized a loss on the disposition totaling $2.3 million.

Our Industry

     Our belief is that businesses throughout the world are increasingly focusing on their core competencies and engaging outsourced service companies to perform specialized, non-core functions and services. Outsourcing of non-core activities offers a strategic advantage to companies in a wide range of industries by offering them an opportunity to reduce operating costs and working capital needs, improve their reaction to business cycles, manage staffing and capital resources and improve customer service and technical information gathering and utilization. To realize these advantages, companies are outsourcing the process of planning, implementing and controlling the efficient flow of goods, services, technical support and customer care and related information from point of origin to point of consumption.

     There are various ways and degrees outsourced services are utilized. In general, businesses could choose to outsource a discrete, standalone activity (such as order processing) or outsource a comprehensive set of business activities that make up a defined function or department, such as customer support and supply chain management. In discrete outsourcing assignments, we believe that the client generally retains control over strategic decisions, and that the vendor has very little strategic involvement other than ensuring the accurate, efficient administration of the delegated activity. In situations involving the outsourcing of a comprehensive set of business activities, we believe that businesses have frequently transferred managerial and strategic responsibilities of the function to the vendor.

     We believe that an increasing number of businesses are seeking the services of third party outsourcers to address a wide range of their customer care needs, including technical support services and fulfillment/logistics. As a result, our anticipation is that outsourced customer care services will grow significantly in the coming years. We expect that the main drivers behind this potential growth stem from the heightened desire by businesses to increase corporate cost controls, operating efficiencies, service capabilities and competitive advantage. In general, we believe that industries having higher levels of customer contact and service volume, such as telecommunications, financial services, health care and retail, tend to seek outsourced services as a more efficient method for managing their technical support and customer care functions.

     Within the worldwide business process outsourcing market, industry sources such as IDC estimate that two of the largest service categories are customer care services and logistics/fulfillment. We believe that technical support/help desk services are among the fastest growing components of the customer interaction category, driven by the desire of businesses in the telecommunications, information technology and consumer devices industries to outsource their customer support needs at a cost lower than they could achieve internally.

     As the business environment continues to evolve, we believe it has become more difficult and expensive for companies to maintain the necessary personnel and product capabilities in-house to provide business process services on a cost-effective basis. We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.

Our Business Process Outsourced Services

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

     Business Process Management Services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Substantially all of our business process management services are inbound calls initiated by our clients’ customers.

     Our provisioning management personnel are responsible for managing the installation and providing ongoing support services for large-scale telecommunications networks for client customers. This service includes the outsourced installation and ongoing support for telecommunications systems such as frame relay, asynchronous transfer mode, private line connections and voice networks. Service representatives manage relationships between our client and its customers on a transparent basis. Our services enable a client to provide telecommunications and customer relations services to their customers more efficiently and cost effectively.

     We provide wireless number portability services to facilitate porting requests and to resolve related problems that escalate from the normal transfer system. As a result of mandates under the Federal Telecommunications Act of 1996, wireless carriers must provide wireless number portability, or the ability of consumers to keep their mobile phone numbers when changing service providers, to customers in the 100 largest metropolitan statistical areas in the United States. The wireless number portability requirement became effective on November 24, 2003. Our wireless number portability services, which include both automated and live agent interaction, facilitate pre-port validation, data collection, automatic processing of port-out/in requests, direct and automated interface with the service order activation platform, fallout management tool and port request tracking and archiving. By substantially reducing the need for capital expenditures relating to number porting, we believe our clients will have increased capabilities to invest in front-end technology to support the wireless number portability process.

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

     We also provide our wireless carrier clients with wireless number activation services. This allows mobile phone users to activate their services through us after entering into a service agreement with our wireless carrier clients. The process can be completed automatically or through a live agent interaction.

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

     When StarTek is selected by a client to provide product assembly and packaging services, we qualify, select, certify and manage the sourcing and manufacturing of various products and related components. Such products and related components are then assembled and packaged at our facilities. We monitor supplier quality by visiting manufacturing facilities and use just-in-time production to minimize inventory in our warehouses. We believe that our strong, long-term relationships with multiple suppliers allow us to be flexible and responsive to our clients, while minimizing cost and dependency on any single supplier. In addition, our assembly lines have been designed with significant flexibility, enabling us to assemble and package various types of products and rapidly change the type of product assembled. We receive product orders via file transfer protocol, the internet, electronic data interchange, facsimile, as well as through our product order telephone services and e-commerce support services. We ship and track products to distribution centers, individual stores and our clients’ customers directly.

     This element of our business was historically dominated by the product assembly and packaging services we provided to Microsoft Corporation, which have declined in recent fiscal years and which we expect to continue to decline. We believe that other opportunities may exist that will enable us to continue to offer supply chain management services as part of our business process outsourced services. We believe that if we are successful in selling these types of services, we could deliver them at high volumes, and in addition, could have opportunities to further diversify our client base through subsequent contacts with consumer products companies whose products we could process for mass retailers.

Domain.com Operations

     In addition to our business process outsourced services, we own a portfolio of branded vertical market internet web sites and currently manage or lease to third parties a number of those sites, including airlines.com, wedding.com, wholesale.com, electronics.com, doctors.com, and hospitals.com. This business, though profitable, represents only a small part of total revenue.

Our Growth Strategy

     We have achieved significant organic growth in our operations as measured by the number of our business process outsourcing facilities, customers, employees, volume and revenue. Our service offerings, which we believe are among the leading types of services that companies may consider for outsourcing, combined with what we believe to be a trend towards businesses focusing on their core competencies, have positioned us well for future growth. The principal elements of our growth strategy are to:

•	Use Our Expertise in Complex Process Management to Address Untapped Opportunities. Through our experience serving clients in technically-oriented industries, we have developed specialized skills in outsourcing complex processes involving sophisticated customer interaction and highly efficient fulfillment processes. At present, we believe that our processing expertise in a number of services areas, including provisioning management, wireless number porting and receivables management, provide us with a substantial competitive advantage. Our process management expertise in numerous areas can be applied to situations where clients have not previously explored the potential advantages of an outsourced alternative.

•	Strengthen Strategic Partnerships and Long-Term Relationships with Existing Clients. We seek to develop long-term client relationships, primarily with large companies, and we will continue to offer additional business process outsourced services to our existing clients such as complex process management, and receivables management. Through the creation of our client services organization, we have been successful in identifying opportunities to provide additional services to some of our larger clients, and we intend to aggressively pursue these opportunities in the future.

•	Expand Our Client Base in New Vertical Markets. We are currently seeking to expand the industries to which we provide our wide spectrum of business process outsourced services by targeting select clients in the financial services and health care industries. We believe that clients in these industries could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services. We seek to develop a balanced revenue mix, principally by targeting Fortune 1000 companies in vertical markets characterized by high growth and sophisticated product offerings.

•	Maintain a Disciplined Approach to Expansion. We plan to grow our revenue primarily through organic staged expansion of the services we provide to our existing or potential clients, rapidly deploying capacity to assist our clients in responding to demand for their products or services. For our staged expansion strategy, we seek to obtain new clients or provide new services to existing clients by offering competitive pricing, quality of service and expanded product offerings. Once engaged to provide a service, we seek to deliver service quality that exceeds our clients’ value expectations, which should position us well to expand the scale and profitability of that relationship. For our capacity deployment strategy, we seek to maintain enough available capacity to meet our clients’ sudden surges in demand while maintaining high capacity utilization levels throughout our organization. We may seek to provide such services and offerings through internal or acquired resources.

•	Explore International Opportunities. We are continually evaluating international locations for potential new facilities in regions that offer labor cost advantages and technical, language and quality support capabilities meeting or exceeding our clients’ requirements. While we have recently continued our expansion in Canada, we are evaluating the addition of incremental capacity in other international locations with available technical support and may subcontract select services to offshore providers from time to time sufficient to allow us to maintain our level of service quality.

Competition

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

International Operations

     Our facilities in Canada provide business process management services, in particular technical support services, for clients in North America. Our operations in Canada generated 43.4% of our revenue during 2004 and 30.6% during 2003. The net value of our long-lived assets in Canada totaled $21.6 million. Prior to September 30, 2004, we provided business process outsourced services from the United Kingdom. On September 30, 2004, we disposed of our United Kingdom operations, as discussed in the notes to consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. We may subcontract select services to offshore providers from time to time.

Clients

     Our four largest customers, Cingular Wireless LLC., T-Mobile, a subsidiary of Deutsche Telekom, AT&T Corporation and Microsoft Corporation, account for a significant percentage of our revenue. In 2004, Cingular (through our contract with AT&T Wireless Services) accounted for 44.8% of our revenue, T-Mobile, 24.0%, AT&T Corporation, 9.9%, and Microsoft Corporation accounted for 9.7%. In 2003, AT&T Wireless Services, now Cingular Wireless LLC., accounted for 39.1% of our revenue, Microsoft Corporation accounted for 22.2%, T-Mobile, 16.5%, and AT&T Corporation, 13.4%. AT&T Wireless Services was acquired by Cingular in October 2004 and AT&T Corporation has announced that it has agreed to be acquired by SBC Communications, Inc. The portion of our revenue generated by Microsoft Corporation has decreased because of changes in the way software is packaged and purchased and as a result of Microsoft Corporation decreasing the number of supply chain management vendors with which it deals, and we expect these trends to continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” set forth herein for a discussion of the risks associated with our reliance on these primary client relationships.

Employees and Training

     Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly and temporary employees during peak periods is critical to our ability to provide high quality outsourced services. As of December 31, 2004, we had approximately 6,700 full-time equivalent employees. The number of temporary employees we have at any time varies substantially due to fluctuations in our clients’ businesses. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement in 2004 although efforts have been made in support of unionization by some of our employees in Canada.

Corporate Information

     The predecessor to our business was founded in 1987. On December 30, 1996, we incorporated in Delaware as a holding company for our wholly-owned operating subsidiaries, StarTek USA, Inc. and StarTek Europe, Ltd., and on June 19, 1997 we completed an initial public offering of our common stock. In 1998, we formed StarTek Pacific, Ltd., a Colorado corporation, and Domain.com, Inc., a Delaware corporation, as additional wholly-owned subsidiaries. In 2001, we formed StarTek Canada Services, Ltd., a Nova Scotia, Canada corporation, which is also a wholly-owned subsidiary.

     Our principal office is located at 100 Garfield Street, Denver, Colorado 80206, our telephone number is (303) 399-2400, and our website address is www.startek.com.

Web Site Availability of Reports

     Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site (www.startek.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. We also make the charters for the Compensation Committee, Audit Committee and Nominating and Governance Committee of our Board of Directors, as well as our Corporate Governance Guidelines and our Code of Ethics and Business Conduct, available on the “Investor Relations” page of our corporate web site. Any of these materials are available in print upon request.

Item 2. Properties

Facilities

     As of December 31, 2004 we owned or leased the following facilities, containing in aggregate approximately 1,164,000 square feet:

Properties	Year Opened	Square Feet	Leased or Owned
U.S. Facilities

Greeley, Colorado *	1987	100,000	Company Owned
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned
Clarksville, Tennessee	1998	305,000	Company Owned(a)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring, Texas	1999	30,000	Leased
Enid, Oklahoma	2000	47,524	Company Owned
Grand Junction, Colorado	2000	54,475	Leased
Denver, Colorado	2000	13,800	Leased(b)
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased
Lynchburg, Virginia	2004	38,615	Leased
Collinsville, Virginia	2004	49,266	Leased
Denver, Colorado	2004	14,077	Leased(b)

Canadian Facilities

Kingston, Ontario Canada	2001	49,000	Company Owned
Kingston, Ontario Canada	2001	20,000	Leased
Cornwall, Ontario Canada	2001	73,841	Leased
Regina, Saskatchewan Canada	2003	61,988	Leased
Sarnia, Ontario Canada	2003	37,236	Leased

*	closed in February of 2005. See Item 1. Business

     Substantially all of our facility space can be used to support any of our business process outsourced services. We believe our existing facilities are adequate for our current operations. We intend to maintain efficient levels of excess capacity to enable us to readily provide for needs of new clients and increasing needs of existing clients.

(a)	Facility is held under a lease financing arrangement underlying Development Revenue Notes issued by the County of Montgomery, Tennessee. We have an option to purchase the facility at the end of the lease term in 2008. See Note 9 to the Consolidated Financial Statements.

(b)	Company headquarters, which houses executive and administrative employees.

Item 3. Legal Proceedings

     We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

     Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since June 19, 1997, the effective date of our initial public offering. The following table shows the high and low sales prices per share for our common stock on the New York Stock Exchange for the periods shown.

	High	Low
2003
First Quarter	$30.91	$21.51
Second Quarter	$28.85	$22.60
Third Quarter	$37.10	$25.67
Fourth Quarter	$42.80	$31.55
2004
First Quarter	$43.15	$33.38
Second Quarter	$37.30	$31.17
Third Quarter	$35.91	$28.74
Fourth Quarter	$32.48	$26.59
2005
First Quarter (through March 14, 2005)	$28.50	$17.22

Holders of Common Stock

     As of March 9, 2005, there were 57 stockholders of record and 14,629,311 shares of common stock outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” set forth herein for a discussion of risks related to control that may be exercised over us by our principal stockholders.

Dividend Policy

     We began paying a quarterly dividend in August 2003 and we intend to continue to pay quarterly dividends. In the third quarter of 2003 we paid a dividend of $.36 per share, aggregating $5.1 million. In the fourth quarter of 2003 we paid a dividend of $.37 per share, aggregating $5.3 million. In the first quarter of 2004 we paid a dividend of $0.38 per share, aggregating $5.5 million. In the second quarter of 2004 we paid a dividend of $0.39 per share, aggregating $5.6 million. In the third quarter of 2004 we paid a dividend of $0.40 per share, aggregating $5.8 million. In the fourth quarter of 2004 we paid a dividend of $0.41 per share, aggregating $6.0 million. On February 4, 2005 we declared a dividend of $0.42 per share, aggregating approximately $6.1 million, payable February 24, 2005 to holders of record on February 11, 2005.

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

Stock Repurchase Program

     Effective November 4, 2004, our Board of Directors authorized repurchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors, and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chairman of the Board consistent with the guidelines adopted by the Board of Directors from time to time and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Any repurchases will be made in accordance with Securities and Exchange Commission rules. As of the date of this filing, no shares have been repurchased under this program.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data:

Revenue	$178,525	$166,496	$200,370	$225,408	$258,120
Cost of services	136,069	123,972	150,271	166,310	195,863

Gross profit	42,456	42,524	50,099	59,098	62,257
Selling, general and administrative expenses	19,180	23,786	20,510	25,797	27,878

Operating profit	23,276	18,738	29,589	33,301	34,379
Net interest income and other	4,655	4,408	1,986	4,048	3,532
Loss on impaired investments	—	(15,542)	(6,210)	—	—

Income from continuing operations before income taxes	27,931	7,604	25,365	37,349	37,911
Income tax expense	10,334	2,905	9,385	13,915	14,370

Income from continuing operations	17,597	4,699	15,980	23,434	23,541

Discontinued Operations *:
Gain (Loss) from operations of discontinued operations	2,896	278	(1,292)	(2,002)	(1,841)
Loss from disposal of discontinued operations	—	—	—	—	(2,316)
Income tax benefit (expense)	(1,073)	(106)	478	766	1,592

Gain (Loss) on discontinued operations	1,823	172	(814)	(1,236)	(2,565)

Net income	$19,420	$4,871	$15,166	$22,198	$20,976

Income per share from continuing operations:
Basic	$1.26	$0.33	$1.13	$1.65	$1.63
Diluted	$1.23	$0.33	$1.11	$1.60	$1.59
Income per share including discontinued operations:
Basic	$1.39	$0.35	$1.07	$1.56	$1.45
Diluted	$1.36	$0.34	$1.05	$1.52	$1.42
Weighted average shares outstanding:
Basic	14,016,851	14,053,484	14,140,765	14,243,273	14,454,747
Diluted	14,279,409	14,168,044	14,385,389	14,623,066	14,779,889
Selected Operating Data:
Capital expenditures, net of proceeds	$8,625	$19,008	$5,839	$23,736	$17,839
Depreciation and amortization	$5,482	$6,898	$9,220	$10,045	$12,546
Balance Sheet Data (December 31):
Working capital	$56,146	$59,129	$80,379	$77,226	$84,595
Total assets	122,283	129,153	140,421	153,607	170,019
Total debt	11,497	11,806	6,482	104	9,363
Total stockholders’ equity	$91,964	$95,609	$114,594	$133,000	$136,883

*	See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Discontinued Operations” and note 17 to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     In the following text the terms, “we”, “the company”, “our company” and “our” refer to StarTek, Inc. Any capitalized terms used below have been defined in the notes to the accompanying consolidated financial statements. Unless otherwise indicated, currency translations into U.S. dollars are calculated as of December 31, 2004.

     We are a leading provider of business process outsourced services, which consist of business process management and supply chain management services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Our supply chain management services include packaging, fulfillment, marketing support and logistics services. On September 30, 2004, we sold StarTek Europe, Ltd., our operating subsidiary in the United Kingdom which provided business process management services from two facilities in Hartlepool, England. As a result of this disposition, the results of operations of the U.K. subsidiary have been reported as discontinued operations for all periods presented through December 31, 2004. Currently, we provide services from 19 operational facilities, including our corporate headquarters, totaling over one million square feet in the United States and Canada.

     Our revenue was $258.1 million in 2004. During the same period, our operating profit was $34.4 million representing an operating margin of 13.3%. We have achieved all of our growth organically by developing existing customers and adding new customers rather than through mergers or acquisitions. Revenue from our business process management services has grown from 27.1% of our revenue in 2000 to 85.8% of our revenue in 2004. Revenue from our supply chain management services has declined from 70.4% of our revenue in 2000 to 14.0% of our revenue in 2004. Supply chain management services also includes insignificant revenue from other operations, including our Domain.com subsidiary.

     We also recognize income or loss from our investment portfolio. As of December 31, 2004, our portfolio constituted 14.6% of our total assets, and was comprised of investment-grade and non investment-grade corporate bonds, mutual funds, alternative investment partnerships, equity securities and options. Net interest income and other, which is primarily driven by gains or losses in our investment portfolio, was $3.5 million in 2004.

     Our business process management services typically generate higher margins than our supply chain management services. Our growth in revenue has been primarily based on growth in business process management services and we believe that it will continue to be our primary source of revenue growth.

     Revenue from our supply chain management services has decreased significantly, which is almost entirely due to the decrease in services provided to Microsoft. Revenues from Microsoft business have declined from $159.1 million in 1999 to $25.1 million in 2004. The decline resulted in part from the expiration of the Microsoft agreements in the UK and Singapore markets. The decrease in services we continue to provide to Microsoft is also attributable to a change in the manner Microsoft distributes its software and Microsoft decreasing the number of supply chain management vendors with which it deals. We anticipate that the supply chain management services we supply to Microsoft will continue to decline in 2005 and may become an insignificant portion of our overall revenue in subsequent years. We believe other opportunities may exist that will enable us to continue to offer supply chain management services as part of our business process outsourced services. We believe that if we are successful in selling these types of services, we could deliver them at high volumes, and in addition, could have opportunities to further diversify our client base through subsequent contacts with consumer products companies whose products we could process for mass retailers.

     We depend on our top four customers which generated over 88% of our revenue in 2004. In 2004, Cingular Wireless LLC (through our contract with AT&T Wireless) accounted for 44.8% of our revenue, T-Mobile accounted for 24.0%, AT&T Corporation accounted for 9.9% and Microsoft Corporation accounted for 9.7%. The loss of or a material reduction in business from any of these customers could have a material adverse effect on us. Cingular acquired AT&T Wireless in October 2004, and we have continued to provide services to Cingular through our contract with AT&T Wireless. AT&T Corporation has announced that it has signed an agreement to be acquired by SBC Communications, Inc., and there can be no assurance that if AT&T Corporation is acquired the acquirer will continue to use our services.

     Our industry is subject to significant price-based competition. Our strategy depends in part on our ability to continually increase the productivity level we are able to achieve. We face significant price pressure arising from our clients’ desire to decrease their operating costs, industry consolidation and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. Accordingly, our ability to increase our operating margins depends on our success in continuously improving our productivity through greater efficiency in capacity utilization and reductions in operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for decreases in the prices we can charge for our services, our results of operations will be adversely affected.

     We are subject to fluctuations in foreign exchange rates, principally in the value of the U.S. dollar relative to the Canadian dollar. A weakening U.S. dollar will generally result in higher operating costs for us in Canada. In 2004, 37.1% of our total expenses were denominated in Canadian dollars. All of the revenue generated by our United States and Canadian operations are denominated in U.S. dollars. Prior to March 2004, we did not hedge our exposure to exchange rate fluctuations and we engaged in limited hedging activity in 2004. Because our results of operations have been significantly impacted by fluctuations in the Canadian dollar, we have increased our hedging activities, closely monitoring our policy to be consistent with our growth strategies.

Basis of Presentation

     We recognize revenue as business process management services are completed and on supply chain management services when products are shipped. Substantially all of our significant arrangements with business process management services clients generate revenue based in large part on the number and duration of customer inquiries. Substantially all of our significant arrangements with supply chain management services clients generate revenue based in large part on the volume, complexity and type of components involved in the handling of clients’ products.

     Our cost of services for business process management services includes labor, telecommunications, lease, depreciation and other expenses for facilities and expenses related to maintaining information systems to meet clients’ needs. Our cost of services for supply chain management services include materials and freight expenses that are variable in nature, labor and certain facility expenses.

     Selling, general and administrative expenses include all other operating expenses, including expenses related to technology support, sales and marketing, human resources, and other administrative functions not allocable to specific client services, which generally tend to be either semi-variable or fixed.

     Net interest income and other includes certain realized and unrealized gains and losses in our portfolio of investment securities, interest income and dividends from our portfolio of investment securities, net rental income from our facility in Aurora, Colorado, which we disposed of in the fourth quarter of 2004, foreign currency exchange gains and losses and interest expense.

     Discontinued operations consist of the operations conducted by our United Kingdom subsidiary, which we disposed of on September 30, 2004.

Results of Operations

     Due to the September 30, 2004 sale of our operating subsidiary in the United Kingdom, StarTek Europe, Ltd., the data presented in the tables below do not reflect the results from this subsidiary on a current or historical basis. As a result of this disposition, the results of operations of the U.K. subsidiary have been reported as discontinued operations for all periods through December 31, 2004.

     The following table presents selected items from our statement of operations in dollars and as a percentage of revenue for the periods indicated from continuing operations:

	Year Ended December 31,
	2002		2003		2004
	(dollars in millions)
Revenue	$200.4	100.0%	$225.4	100.0%	$258.1	100.0%
Cost of services	150.3	75.0	166.3	73.8	195.8	75.9

Gross profit	50.1	25.0	59.1	26.2	62.3	24.1
Selling, general and administrative expenses	20.5	10.2	25.8	11.4	27.9	10.8

Operating profit	29.6	14.8	33.3	14.8	34.4	13.3
Net interest income and other	2.0	1.0	4.0	1.8	3.5	1.4
Loss on impaired investments	(6.2)	(3.1)	—	—	—	—

Income from continuing operations before income taxes	25.4	12.7	37.3	16.5	37.9	14.7
Income tax expense	9.4	4.7	13.9	6.2	14.4	5.6

Net income from continuing operations	$16.0	8.0%	$23.4	10.4%	$23.5	9.1%

2004 Compared to 2003

     Revenue. Revenue increased $32.7 million, or 14.5%, from $225.4 million in 2003 to $258.1 million in 2004. Revenue from business process management services increased $56.4 million, or 34.2%, from $165.1 million in 2003 to $221.5 million in 2004. Substantially all of this increase was due to higher volumes in services provided to Cingular, T-Mobile and new client contracts. Revenue from supply chain management services declined $23.7 million, or 39.5%, from $59.9 million in 2003 to $36.2 million in 2004. Substantially all of this decrease is attributable to the reduction in services provided to Microsoft compared to the prior year.

     Cost of Services. Cost of services increased $29.5 million, or 17.8%, from $166.3 million in 2003 to $195.8 million in 2004. Cost of services increased as a percentage of revenue, from 73.8% in 2003 to 75.9% in 2004.

     Our cost of services as a percentage of revenue increased primarily due to underutilized capacity associated with lower than forecasted volumes and the tiered pricing structure set in place by our agreement with Cingular, which results in decreased revenue rate at higher levels of volume. Also contributing to this increase was the Canadian foreign currency exchange costs in 2004 as a result of the declining value of the U.S. dollar relative to the Canadian dollar.

     Changes in foreign currency exchange rates can have significant impact on our cost of services and operating expenses. Our primary exposure is currently to the Canadian dollar as over 37% of our expenses during the year ended December 31, 2004 were paid in Canadian dollars.

     Excluding the effects of foreign exchange fluctuations, cost of services would have been $190.6 million in 2004 compared to $166.3 million in 2003.

     Our cost of services increased in dollar terms as a result of three new facilities commencing operations during 2004, and increased activity in our business process management services. As a result of a weaker U.S. dollar during 2004, costs attributable to our Canadian operations increased by $5.3 million. These increased costs were partially offset by a lower cost contribution from our supply chain management services, which had declining volume in 2004.

     Gross Profit. Gross profit increased $3.2 million in 2004, or 5.4%, from $59.1 million in 2003 to $62.3 million in 2004. As a percentage of revenue, gross profit decreased from 26.2% in 2003 to 24.1% in 2004.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.1 million, or 8.1%, from $25.8 million in 2003 to $27.9 million in 2004. The increase is primarily attributable to the launch and staffing of three new call centers and expenses associated with the Sarbanes-Oxley Act of 2002. However, as a percentage of revenue, selling, general, and administrative expenses decreased from 11.4% in 2003 to 10.8% in 2004.

     Operating Profit. Operating profit increased $1.1 million, or 3.3%, from $33.3 million in 2003 to $34.4 million in 2004 due to increased revenue associated with higher call volumes. However, operating profit as a percentage of revenue decreased from 14.8% in 2003 to 13.3% in 2004 primarily as a result of increased Canadian foreign currency exchange costs, and higher selling, general, and administrative expenses associated with preparing our three new facilities for operations. New call centers and related infrastructure resulted in increased depreciation expense of $2.5 million over the prior year.

     Net Interest Income and Other. Net interest income and other decreased $0.5 million, or 12.5%, from $4.0 million of income in 2003 to $3.5 million of income in 2004. The decrease is primarily the result of lower interest rates on money market and fixed-income securities and investing in more conservative and liquid securities in 2004, in compliance with our revised investment policy.

     Income From Continuing Operations Before Income Taxes. Income from continuing operations before income taxes increased $0.6 million, or 1.6%, from $37.3 million in 2003 to $37.9 million in 2004. As a percentage of revenue, income from continuing operations before taxes decreased from 16.5% in 2003 to 14.7% in 2004.

     Income Tax Expense. Income tax expense increased from $13.9 million in 2003 to $14.4 million in 2004, which reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.2% in 2003 and 37.9% in 2004.

     Net Income From Continuing Operations. Net income from continuing operations was essentially flat at $23.4 million in 2003 and $23.5 million in 2004.

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

     As a result of this disposition, the results of operations of StarTek Europe have been reported as discontinued operations for all periods presented. For the year ended December 31, 2004, we recognized a loss on the disposition totaling $2.3 million. Such loss consisted of a $1.2 million write-off of our investment in StarTek Europe and miscellaneous expenses, net of the intercompany debt contributed to capital prior to the closing and $1.1 million of cash contributed to capital prior to closing or transferred to Taelus in connection with the closing. The net impact of discontinued operations on our net income for the twelve months ended December 31, 2004 was a reduction of $2.5 million, consisting of the $2.3 million loss from disposal of discontinued operations, $1.8 million in losses from operations of the subsidiary during the period and an income tax benefit of $1.6 million.

2003 Compared to 2002

     Revenue. Revenue increased $25.0 million, or 12.5%, from $200.4 million in 2002 to $225.4 million in 2003. Revenue from business process management services increased $43.9 million, or 36.2%, from $121.2 million in 2002 to $165.1 million in 2003. Substantially all of this increase was due to higher volumes in services provided to AT&T Wireless Services and T-Mobile. Revenue from supply chain management services declined $18.9 million, or 23.9%, from $79.2 million in 2002 to $60.3 million in 2003. Substantially all of this decrease is attributable to the decrease in services provided to Microsoft compared to the prior year.

     Cost of Services. Cost of services increased $16.0 million, or 10.6%, from $150.3 million in 2002 to $166.3 million in 2003. Cost of services decreased as a percentage of revenue, from 75.0% in 2002 to 73.8% in 2003.

     Our cost of services as a percentage of revenue decreased because a larger proportion of our revenue was generated by higher gross margin business process management services relative to the lower gross margin supply chain management services. This decrease was partially offset by increased Canadian foreign currency exchange costs in 2003 attributable to the declining value of the U.S. dollar relative to the Canadian dollar as the company had no formal hedging strategy in 2003.

     Our cost of services increased in dollar terms as a result of three of our new facilities commencing operations during 2003, and increased activity in our business process management services. Costs attributable to our Canadian operations also increased by $6.1 million as a result of a weaker U.S. dollar during 2003. These increased costs were partially offset by lower costs in our supply chain management services, which had lower volume in 2003.

     Gross Profit. Gross profit increased $9.0 million in 2003, or 18.0%, from $50.1 million in 2002 to $59.1 million in 2003. As a percentage of revenue, gross profit increased from 25.0% in 2002 to 26.2% in 2003.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.3 million, or 25.9%, from $20.5 million in 2002 to $25.8 million in 2003. As a percentage of revenue, selling, general, and administrative expenses increased from 10.2% in 2002 to 11.4% in 2003. Our selling, general, and administrative expenses as a percent of revenue increased due to indirect costs associated with preparing our four new facilities for operations, three of which commenced operations in 2003, and increased salaries and bonuses associated with hiring additional members of senior management.

     Operating Profit. Operating profit increased $3.7 million, or 12.5%, from $29.6 million in 2002 to $33.3 million in 2003. As a percentage of revenue, operating profit remained the same in both periods at 14.8%.

     Net Interest Income and Other. Net interest income and other increased $2.0 million, or 100.0%, from $2.0 million of income in 2002 to $4.0 million of income in 2003. The increase is primarily the result of realized portfolio gains of $2.7 million due to improving conditions in the capital markets, partially offset by costs totaling $0.3 million relating to our idle facility in Aurora, Colorado and lower interest rates on money market and fixed-income securities in the portfolio.

     Loss on Impaired Investments. In 2002, we recognized a non-cash loss on impaired investments of $6.2 million due to declines in the fair value of investments available for sale, principally our investments in common stock that we determined to be other-than-temporary.

     Income From Continuing Operations Before Income Taxes. Income from continuing operations before income taxes increased $11.9 million, or 46.9%, from $25.4 million in 2002 to $37.3 million in 2003. As a percentage of revenue, income from continuing operations before taxes increased from 12.7% in 2002 to 16.5% in 2003.

     Income Tax Expense. Income tax expense increased from $9.4 million in 2002 to $13.9 million in 2003, which reflects a provision for federal, state, and foreign income taxes at an effective rate of 37.0% in 2002 and 37.2% in 2003.

     Net Income From Continuing Operations. Net income from continuing operations increased $7.4 million, or 46.3%, from $16.0 million in 2002 to $23.4 million in 2003.

Critical Accounting Policies, Estimates and Judgments

     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. For additional information regarding our critical accounting policies, please see Note 1 to our consolidated financial statements included in this report. The preparation of these financial statements required us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our Audit Committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

Revenue Recognition

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

     Substantially all of our contractual arrangements with supply chain management services clients are based on the volume, complexity and type of components involved in the handling of our clients’ products. We invoice our supply chain management clients upon shipment and recognize revenues on a gross basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” when such services are completed and the related goods have been shipped. The results of our supply chain management services include the results of insignificant revenue from other operations, including our Domain.com subsidiary.

Impairment of Long-Lived Assets

     We periodically evaluate potential impairments of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment using discounted cash flows or other methods of determining fair value. We recognized no impairment losses on assets held for use during the year ended December 31, 2004.

Investments

     As part of cash management and in addition to holding cash and money market funds, we invest in investment grade and non-investment grade corporate bonds, convertible bonds, mutual funds, alternative investment partnerships and various forms of equity securities. These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. Trading securities are liquid investments bought principally for selling in the near term. Debt securities that we have both the intent and ability to hold to maturity are classified as held to maturity. We currently have no investments classified as held to maturity. All other investments not deemed to be trading or held to maturity securities are classified as investments available for sale.

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

Income Taxes

     The Company accounts for income taxes using the liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company is subject to foreign income taxes on its foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as expenses in our financial statements.

     We believe our remaining deferred tax assets will be realized through the reversal of our existing temporary differences and the execution of available tax planning strategies. Additional valuation allowances may be required if we are unable to execute our tax planning strategies or generate future taxable income. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our evaluation allowance. The increase or reversal of all or a portion of our tax valuation allowance could have a significant negative or positive impact on future earnings.

Liquidity and Capital Resources

     Since our initial public offering in 1997, we have primarily financed our operations, liquidity requirements, capital expenditures, and capacity expansion through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements. As of December 31, 2004, we held cash and cash equivalents of $14.6 million.

     In addition to funding basic operations, our primary uses of cash have related to capital expenditures to open new facilities, expenditures to upgrade our existing information technologies and the payment of dividends. However, we believe our existing facilities are adequate for our current operations and maintain a certain amount of excess capacity to enable us to readily provide for the demands of new clients and the increasing requirements of existing clients. Management does not anticipate the need for opening any new facilities in 2005. Management also believes in maintaining a strong and reliable information technology infrastructure which is geared toward remaining competitive in our current business and to acquire additional functionalities necessary for us to provide the highest levels of security and support for our clients and the company. Additional capital investments may be required to meet these standards.

     We established a quarterly dividend policy in August 2003 and we intend to continue to pay quarterly dividends. In 2004, we used a total of $22.8 million to pay dividends. In the first quarter of 2005 we paid a dividend of $0.42 per share, or an aggregate of $6.1 million. Assuming we continue to pay a dividend at the same rate and do not issue a substantial number of shares of common stock, we will use approximately $24.6 million of cash to pay dividends in 2005. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and general business conditions.

     Effective November 4, 2004, our Board of Directors authorized repurchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors, and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Timing and amounts of repurchases will be at the discretion of the Chairman of the Board and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Any repurchases will be made in accordance with Securities and Exchange Commission rules. As of the date of this filing, no shares have been repurchased under this program.

     We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. which we use to finance regular, short-term operating expenses. Borrowing under this line of credit bears interest at the bank’s prime rate minus 1% (4.25% as of December 31, 2004). In 2004, interest expense associated with this facility totaled $64 thousand. Financial covenants under this line of credit are defined as follows: we are not permitted to incur net losses in any two consecutive quarterly periods; we were required to have a minimum tangible net worth of $85 million as of December 31, 2004; at the close of each subsequent fiscal year, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal year plus 25% of net income (if positive) for that year; and we may not pay dividends or repurchase stock in amounts that would result in a breach of the credit agreement. As of December 31, 2004, we were in compliance with the financial covenants pertaining to the unsecured line of credit and $8.8 million was available under this line of credit.

     In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments in an amount of $224,228. The loan is secured by certain furniture, telephone and computer equipment purchased with the proceeds of the loan. The remaining principal balance of this loan was $8.0 million on December 31, 2004. In 2004, interest expense associated with this loan totaled $279 thousand.

     Cash from Operating Activities. Net cash provided by operating activities decreased from $27.4 million for the year ended December 31, 2003 to $23.1 million for the year ended December 31, 2004. A decline in net income from 2003 to 2004 plus an overpayment of estimated taxes in 2004 were offset by an increase in depreciation expense, resulting in the $4.3 million decrease in cash provided by operating activities.

     Cash from Investing Activities. Net cash used in investing activities decreased $14.2 million from $19.6 million for the year ended December 31, 2003 to $5.4 million for the year ended December 31, 2004. Purchases of property, plant, and equipment decreased $4.4 million, from $23.9 million in 2003 to $19.5 million in 2004. In 2003, we opened four new facilities, including three that commenced operations that year and one that commenced operations in February 2004. In addition to the facility that commenced operations in February 2004, we opened two additional facilities which commenced operations July and November 2004, respectively. Proceeds from the disposition of investments available for sale increased $8.3 million and proceeds from the disposition of property, plant and equipment increased $1.5 million.

     Cash from Financing Activities. Net cash used in financing activities decreased from $14.9 million for the year ended December 31, 2003 to $9.1 million for the year ended December 31, 2004. Cash provided by proceeds from borrowings was offset by increasing dividend payments in each quarter of 2004. During 2003, we did not pay dividends prior to the third quarter of 2003.

     We paid a cash dividend of $0.42 per share, or an aggregate of $6.1 million, on February 24, 2005. We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and business conditions generally.

     Foreign Currency Translation Effects. We are paid for our services with clients and subcontractors typically in U.S. dollars. Because we translate U.S. dollars into Canadian dollars to pay our expenses in Canada, our financial results in U.S. dollars are affected by changes in currency translation rates. Expenditures related to our operations in Canada increased $36.9 million Canadian, or 52.1%, from $70.8 million Canadian in 2003 to $107.7 million Canadian in 2004. In U.S. dollars, these expenditures were $51.1 million in 2003 and $83.0 million in 2004, an increase of $31.9 million, or 62.4%. If Canadian expenditures had remained constant from 2003 to 2004, the exchange rate impact from the weakening U.S. dollar from 2003 to 2004 would have been $3.5 million. Increased Canadian expenditures in 2004 resulted in an additional exchange rate impact of $1.8 million. Thus, the total exchange rate impact of the weakening U.S. dollar from 2003 to 2004 was $5.3 million.

     From time to time during 2004, we entered into a Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $18.3 million Canadian dollars from March 1, 2004 through December 31, 2004 at an average price in U.S. dollars of $14.3 million to hedge our foreign currency risk. During the year ended December 31, 2004, we recorded a loss of approximately $30,000 for the settled Canadian dollar forward contracts in our consolidated statements of operations. As of December 31, 2004, we have no derivative assets or liabilities associated with foreign exchange contracts. In January 2005 we entered into several Canadian participating dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $24.9 million Canadian dollars to be delivered periodically through March 31, 2005 at a price of no more than U.S. $20.5 million and no less than U.S. $20.0 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchased contracts.

     The effect of currency exchange rate changes on translation of revenue from our United Kingdom operations which we sold during the third quarter of 2004, was not substantial during the year ended December 31, 2004.

     If the Canadian portion of our business continues to grow or if we expand our business into additional countries, more revenue and expenses will be denominated in foreign currencies and our exposure to fluctuations in currency exchange rates will increase.

     Management believes our cash, cash equivalents, investments, anticipated cash flows from future operations, and line of credit will be sufficient to support our operations, capital expenditures, dividend payments and various repayment obligations under our debt and lease agreements for at least the next twelve months. Liquidity and capital requirements depend on many factors, including, but not limited to, our ability to retain or successfully and timely replace our principal clients and the rate at which we expand our business, whether internally or through acquisitions and strategic alliances. To the extent funds generated from sources described above are insufficient to support our activities in the short or long-term, we will be required to raise additional funds through public or private financing. Additional financing may not be available, or if available, it may not be available on terms favorable to us.

Contractual Obligations

     Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities, debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2004:

	2005	2006	2007	2008	2009	Beyond ’09	Total
	(Dollars in Thousands)
Long-term debt (1,2)	$2,580	$2,559	$2,653	$321	$—	$—	$8,113
Operating leases (3)	3,460	3,511	3,433	2,691	2,154	4,862	20,111
Purchase obligations (4)	7,283	7,145	4,171	881	—	—	19,480

Total contractual obligations	$13,323	$13,215	$10,257	$3,893	$2,154	$4,862	$47,704

(1)	Our debt associated with our Greeley North facility is forgiven at a rate of $26 per year as long as we remain in the facility.

(2)	In February of 2004 we entered into a $10,000, four-year equipment loan facility. Principal payments for the next twelve months total $2,554.

(3)	We lease facilities and equipment under various non-cancelable operating leases.

(4)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

New Accounting Pronouncements

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on our consolidated statements of income or financial position.

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS123R is effective for all interim periods beginning June 15, 2005 and thus, will be effective for StarTek beginning with the third quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS123R to the beginning of the year that includes the effective date is permitted, but not required. Based on the unvested outstanding options at December 31, 2004, we estimate the effect on the 2005 net income of adopting SFAS123R in July will be approximately $1,200.

Risk Factors

Over 80% of our revenue in the past several years has been received from our four largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

     The following table represents revenue concentration of our principal clients:

	Year Ended
	December 31, (1)
	2002	2003	2004
Cingular Wireless LLC (formerly AT&T Wireless Services, Inc)	27.0%	39.1%	44.8%
T-Mobile, a subsidiary of Deutsche Telekom	12.6%	16.5%	24.0%
AT&T Corporation	13.8%	13.4%	9.9%
Microsoft Corporation	35.7%	22.2%	9.7%

(1)	2002 and 2003 data is adjusted from previous SEC filings as discussed in Note 17.

     The loss of a principal client, a material reduction in the amount of business we receive from a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. In addition, the revenue we generate from our principal clients may decline or grow at a slower rate in future periods than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition. As discussed below, our largest client during 2003 and 2004, AT&T Wireless Services, Inc., was acquired by Cingular Wireless LLC in October 2004. While the term of our agreement with AT&T Wireless was extended to December 31, 2006, and is not subject to termination for convenience or without cause, however there are no guarantees of volume and the agreement included a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains will be necessary to offset the negative impact that lower per-minute revenue at higher volume levels will have on our margins in future periods. Cingular did not typically use outsourced services prior to acquiring AT&T Wireless and we cannot be assured that Cingular will use our services on the same scale as AT&T Wireless. Additionally, AT&T Corporation recently announced that it has signed an agreement to be acquired by SBC Communications, Inc., and there can be no assurance that if AT&T Corporation is acquired the acquirer will continue to use our services.

Our client base is concentrated in a few select industries and our strategy partially depends on a trend of companies in these industries to outsource non-core services. If these industries suffer a downturn or the trend toward outsourcing reverses, our business will suffer.

     Our current client base is primarily engaged in the telecommunications and computer software industries, with over 80% of our revenue in 2004 coming from the telecommunications industry. Our business and growth is largely dependent on continued demand for our services from clients in these industries and other industries we may target in the future, and on trends in those industries to purchase outsourced services. Consolidation in our targeted industries may decrease the potential number of buyers for our services. We are particularly vulnerable on this issue given the relatively few significant customers we currently serve and the concentration of these customers in the telecommunications industry. For example, AT&T Corporation recently announced that it has signed an agreement to be acquired by SBC Communications, Inc., and there can be no assurance that if AT&T Corporation is acquired the acquirer will continue to use our services. If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations could be adversely affected. Moreover, a general and continuing economic downturn in the telecommunications and technology industries or in other industries we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.

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

     Our other competitors include small firms offering limited supply chain management services, divisions of large companies and independent firms. We anticipate that competition from low-cost, offshore providers of outsourced services will increase in the near future and that such providers will remain an important competitor group. A number of our competitors have or may develop greater name recognition or financial and other resources than we have. Similarly, additional competitors with greater name recognition and resources than we have may enter the markets in which we operate. Some competitors may offer a broader suite of services than we do, which may result in potential clients consolidating their use of outsourced services with our competitors rather than using our services. Competitive pressures from current or future competitors could also result in substantial price erosion, which could adversely affect our revenue, margins, and financial condition.

Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.

     We typically enter into written agreements with each client for our services, although we perform some supply chain management services on a purchase order basis. We seek to sign multi-year contracts with our clients, however these contracts generally permit termination upon 30 to 90 days notice by our clients; do not designate us as our clients’ exclusive outsourced services provider; do not penalize our clients for early termination; hold us responsible for work performed that does not meet pre-defined specifications; and do not contain minimum purchase requirements or volume commitments.

     Accordingly, we face the risk that our clients may cancel contracts we have with them, which may adversely affect our results. If a principal client cancelled our contract with them, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on end customers’ purchase and use of that client’s products, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us, which would have an adverse effect on our revenue.

The revenue we receive from Microsoft Corporation has declined in recent periods and we believe will continue to decline throughout 2005. If we are unable to replace this revenue, our business and results of operations will be adversely affected.

     The revenue we generate from Microsoft Corporation, which is primarily from sales of supply chain management services, has steadily declined over the past several years, decreasing from a high of $159.1 million in 1999 to $25.1 million in 2004. We expect that the revenue we receive from Microsoft Corporation will continue to decline throughout 2005 and may become an insignificant portion of our overall revenue stream in subsequent years. While we hope to replace this business with other supply chain management clients or by selling other business process outsourced services to new and existing clients, we may not be successful in these efforts. Due to the continued decline in revenues and margin, there can be no assurances that StarTek will continue to offer this service in the future. If we are unable to maintain or build our supply chain management services business we may be required to seek alternatives which may include the disposal or shut down of our facilities dedicated to such services.

Our existing and potential clients are currently decreasing the number of vendors they are using to outsource their business process services. If we lose more business than we gain as a result of this consolidation, our business and results of operations will be adversely affected.

     Our existing clients, such as Microsoft Corporation, as well as a number of clients we are currently targeting, have begun to decrease the number of firms they rely on to outsource their business process outsourced services. We believe these clients are taking this action in order to increase accountability and decrease their costs. If this consolidation results in us losing one or more of our clients, our business and results of operations will be adversely affected. In addition, this consolidation could make it more difficult for us to secure new clients, which could limit our growth opportunities.

We generate revenue based on the demand for, and inquiries generated by, our clients’ products and services. If our clients’ products and services are not successful or do not generate the anticipated call volumes, our revenue and results of operations will be adversely affected.

     In substantially all of our client relationships, we generate revenue based, in large part, on the amount of products and services demanded by our clients’ customers. The amount of our revenue also depends on the number and duration of customer inquiries. Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services. In addition, if the reliability of our customers’ product or services increases as a result of technological improvements, the volume of calls that we service may be reduced. If customer interest in or increased reliability of any products or services offered by our clients and for which we provide outsourced services result in reduced service volumes, our business process management services revenue would be diminished. StarTek utilizes forecasts made by our clients based on demand from their customers. If the actual call volumes are materially different than the forecasted volumes, our financial results could be adversely affected.

We face considerable pricing pressure in our business, and if we are not able to continually increase our productivity our gross margins and results of operations may be adversely affected.

     Our strategy depends in part on our ability to continually increase the productivity level we are able to achieve. We face significant price pressure arising from our clients’ desire to decrease their operating costs, and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. In addition, our contract with our largest customer contains a tiered pricing structure, under which pricing declines as service volumes increase. Accordingly, our ability to maintain our operating margins depends on our ability to continually improve our productivity and reduce our operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for decreases in the prices we can charge for our services, our results of operations will be adversely affected. In 2004, our gross margins declined to 24.1% compared to 26.2% in 2003, partially attributable to the tiered pricing structure with our largest client.

If the value of our portfolio of investment securities declines, our results of operations will suffer.

     Approximately 14.6% of our total assets as of December 31, 2004 consisted of investment securities. We have made investments in publicly-traded debt, equity and equity-linked securities, and the market prices of the securities have been volatile. We have also invested in limited partnerships that own marketable securities, and we are generally unable to sell these limited partnership interests or withdraw our capital from these investment partnerships without 30 to 60 days prior notice to the general partner. We periodically review investments available for sale for other than temporary declines in fair value, and write down investments to their fair value when such a decline has occurred. In 2002 we recognized a loss on impaired investments totaling $6.2 million related to a decline in the value of investments we determined to be other than temporary. Unrealized gains or losses on investments acquired as trading securities are recognized as they occur. Future adverse changes in market conditions or poor operating results of companies in which we have invested could result in losses. In addition, we have recently implemented a more conservative investment policy and the resulting lower returns may adversely impact our operating results.

We have experienced significant management turnover and need to recruit additional management personnel.

     In January 2005, we hired a new Chief Financial Officer, Steven D. Butler, who was appointed President and Chief Executive Officer on an interim basis following the resignation of our former Chief Executive Officer on February 16, 2005. The Board of Directors has formed a special committee of its independent directors, chaired by Albert C. Yates, to initiate a search for a permanent President and Chief Executive Officer. In addition, we have hired a number of management-level employees in the past two years, and some of those employees are no longer employed by us. We are seeking to replace certain of these personnel as well as continuing to recruit key management positions as warranted. Competition for qualified management personnel is intense and we cannot be assured that we will be able to recruit suitable candidates.

     High turnover of senior management can adversely impact our stock price and our customer relationships, and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

We depend on our key management personnel and the loss of service of one or more key executives could cause our business to suffer.

     Our success is dependent on the skills and efforts of our senior management, particularly our Chief Financial Officer and acting Chief Executive Officer, Steven D. Butler, and our Chairman, A. Emmet Stephenson, Jr. Although Mr. Butler has signed a non-compete agreement, we do not have a long-term employment agreement currently in place. The loss of Mr. Butler or Mr. Stephenson, or our inability to hire and retain other qualified officers, directors and key employees could have an adverse effect on our growth prospects, results of operations, and financial condition.

Failure to implement technological advancements could make our services less competitive.

     Technologies that our clients or competitors already possess or may in the future develop or acquire may decrease the costs or increase the efficiency of services with which we compete. For instance, software downloading and changes in software packaging have adversely affected demand for our supply chain management services. As a result, our supply chain management services, which once constituted the majority of our business, have declined significantly as we have shifted our focus and resources to providing business process management services. Other aspects of our business could be similarly affected by technological changes in business services. We believe that to remain competitive we must continue to invest in technology to be able to compete for new business and maintain service levels for clients. We may not be able to develop and market any new services that use or effectively compete with existing or future technologies, and any such services may not be commercially successful. Furthermore, our competitors may have greater resources to devote to research and development than we do, and accordingly may have an ability to develop and market new technologies with which we are not able to successfully compete.

Several constraints may impede our ability to grow our business.

     Our future growth depends on our ability to initiate, develop and maintain new client relationships, as well as our ability to maintain relationships with our existing principal clients. To generate opportunities for new business from existing clients as well obtaining new clients we may need to recruit specialized sales and marketing staff and introduce new products and services.

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

Our operating results may be adversely affected if we are unable to maximize our facilities capacity utilization.

     Our profitability is influenced by our facilities capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. We have experienced periods of idle capacity, particularly in our multi-client supply chain management facilities. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business, because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal facilities capacity utilization.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

     Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience relatively high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. Also, the addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly when we undertake new client relationships in industries in which we have not previously provided services. We intend to enter the financial services and health care markets, which may require us to recruit, hire and train personnel with experience relevant to those industries. In addition, because a substantial portion of our operating expenses consists of labor related costs, labor shortages or increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer. Some of our Canadian employees have attempted to organize a labor union, which if successful could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our lack of a significant international presence outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

     Although we currently conduct operations in Canada, we do not have a significant international presence. This lack of international operations outside of North America could adversely affect our business if one or more of our customers decide to move their existing business process management services offshore. Our lack of a significant international presence outside of North America may also limit our ability to gain new clients who may require business process service providers to have this flexibility.

     The movement of business process management services to other countries has been extensively reported by the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the United States. Accordingly, unless and until we develop additional international operations outside of North America, we may be competitively disadvantaged versus a number of our competitors who have already devoted significant time and money to operating offshore. If we decide to open facilities in or otherwise expand into additional countries, we may not be able to successfully establish operations in the markets that we target.

We face risks inherent in conducting business in Canada.

     International operations, which prior to February 2002 included operations in Singapore and prior to October 2004 operations in the United Kingdom in addition to our current operations in Canada, accounted for 43.4% of our revenue in 2004, 32.3% of our revenue in 2003 and 24.3% of our revenue in 2002. There are risks inherent in conducting international business, including competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets giving them an advantage regarding labor and material costs; potentially longer working capital cycles; unexpected changes in foreign government programs, policies, regulatory requirements, and labor laws; and difficulties in staffing and effectively managing foreign operations.

     One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations, it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.

Our operations in Canada subject us to the risk of currency exchange fluctuations.

     Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. Fluctuations in exchange rates impact our results though translation and consolidation of the financial results of our foreign operations, and therefore may impact our results of operations and financial condition. A significant change in the value of the U.S. dollar against the Canadian dollar may have a negative impact on our results. Our results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the U.S. dollar during 2003 and 2004 because our contracts are denominated in U.S. dollars while our costs of doing business in Canada are denominated in Canadian dollars. The total exchange rate impact of the weakening U.S. dollar from 2003 to 2004 was $5.3 million. Further increases in the value of the Canadian dollar or currencies in other foreign markets in which we may operate in relation to the value of the U.S. dollar would further increase such costs and adversely affect our results of operations. Because our results of operations have been impacted by fluctuations in the Canadian dollar, we engaged in limited hedging activities relating to our exposure to such fluctuations in 2004. We intend to continue hedging activities in 2005. However, currency hedges will not eliminate our exposure to fluctuations in the Canadian dollar.

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

     On February 24, 2005, we paid a cash dividend of $0.42 per share of common stock, or $6.1 million in the aggregate, to our stockholders of record on February 11, 2005. We also declared and paid dividends during each fiscal quarter of 2004. See “Dividend Policy.”

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

     We have experienced and expect to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including the timing of existing and future client product launches or service offerings; unanticipated volume fluctuations; expiration or termination of client projects; timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; seasonal nature of some clients’ businesses and changes in the amount and growth rate of revenue generated from our principal clients.

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

     During the recent economic downturn, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. If the recent economic upturn in the United States continues or accelerates, we may need to increase salaries or otherwise compensate our employees at higher levels in order to remain competitive and avoid losing personnel. Higher salaries or other forms of compensation are likely to increase our cost of operations, and if such cost increases are not more than offset by increased revenue they will adversely affect our financial results. Some of our Canadian employees have attempted to organize a labor union, which if successful could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.

     We depend on telephone and data service provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could affect our business. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts. There is no obligation, however, for these vendors to renew their contracts with us or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could seriously affect our business.

Compliance with Securities and Exchange Commission rules requiring that we and our independent auditors assess the effectiveness of our internal controls over financial reporting may have adverse consequences.

     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management, on an annual basis, to assess the effectiveness of our internal control over financial reporting. Our independent auditors are then required to attest to this assessment. We have completed the process of documenting and testing our internal control over financial reporting as of December 31, 2004, in order to satisfy the requirements of Section 404, and the reports of our management and our independent auditors relating to our internal control over financial reporting are stated elsewhere in this Annual Report on Form 10-K. We devoted significant resources to this process in the last six months of 2004 and the first quarter of 2005, including time and energy of senior management, fees paid to a third party consultant, and additional fees paid to our independent auditors. Approximately $1.2 million of selling, general and administrative expense for the year ended December 31, 2004 is attributable to compliance with Section 404, and if we incur significant expense relating to future compliance with Section 404, our operating results will be adversely impacted.

     During the course of our internal control testing, we identified certain deficiencies that we believe require remediation, which will require additional management time and other resources. In addition, as our business develops and grows, we will be required to adapt our internal control systems and procedures to conform to our current business, and we will continue to work to improve our controls and procedures and to educate our employees in an effort to maintain an effective controls environment. However, if internal control deficiencies arise in the future, we may not be able to remediate such deficiencies timely. As a consequence, we may have to disclose in future filings with the SEC any significant deficiencies or material weaknesses in internal controls over our financial reporting system. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect our stock price. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting it may negatively impact our business and operations.

Geopolitical military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets in which we operate and our results of operations.

     Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments could cause substantial business uncertainty. Such uncertainty could result in potential clients being reluctant to enter into new business relationships, which would adversely affect our ability to win new business. Armed hostilities and terrorism may also directly impact our facilities, personnel and operations, as well as those of our suppliers and customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, possibly resulting in reduced demand for our services. These developments could impair our business and depress the trading price of our common stock.

Our largest stockholder, together with members of his family, have the ability to significantly influence corporate actions.

     A. Emmet Stephenson, Jr., our Chairman of the Board and co-founder, and his wife Toni E. Stephenson, own 28% of our outstanding common stock currently. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. and Mrs. Stephenson’s hands, and the control Mr. Stephenson may exercise over us as our Chairman and as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

     The market price of our common stock has been volatile and could be subject to wide fluctuations in response to quarterly variations in our operating results, changes in management, our success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares or other events or factors we cannot currently foresee. Additionally, the stock market has experienced substantial price and volume fluctuations that have affected the market prices of equity securities of many companies, and that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $26.59 to a high of $43.15 during 2004, and closed at $17.48 on March 14, 2005.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

     The following discusses our exposure to market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates as of December 31, 2004. All of our investment decisions are supervised or managed by our Chairman of the Board. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Interest Rate Sensitivity and Other General Market Risks

     Cash and Cash Equivalents. At December 31, 2004, we had $14.6 million in cash and cash equivalents, which consisted of: (i) $12.8 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 1.46%; and (ii) $1.8 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. We paid cash dividends to stockholders of $0.38 per share in February, 2004, $0.39 per share in May 2004, $0.40 per share in August 2004, $0.41 per share in November 2004, and $0.42 per share in February 2005. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

     Outstanding Debt. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on us. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. For example, from time to time we effect borrowings under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1% (4.25% as of December 31, 2004). As of December 31, 2004 we were in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under the line of credit.

     Investments Available for Sale. At December 31, 2004, we had investments available for sale which, in the aggregate, had a basis and fair market value of $21.0 million and $21.9 million, respectively. At December 31, 2004, investments available for sale generally consisted of investment-grade and non investment-grade corporate bonds, convertible bonds, mutual funds, and equity securities . Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

     A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on our equity investments. Also, prices of common stocks we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse general economic conditions. At times we have partially hedged against some equity price changes through our investment policy and diversified portfolio; however, our hedging activities do not provide material protection against price fluctuations in the securities we hold in our investment profile. At December 31, 2004 we had no option contracts that were classified as investments available for sale.

     From time to time we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as either available for sale or trading securities in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”) Accounting for Certain Investments in Debt and Equity Securities and recorded at fair value with changes in fair value recognized in other comprehensive income or current period earnings, respectively. We do not designate such options as hedging instruments pursuant to Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”) Accounting for Derivatives and Hedging Activities.

     Historically options have been an immaterial part of our overall investment portfolio, and we expect our use of options to decline in the future. As a result, we expect options will be an immaterial part of our overall risk management approach in the future.

     Fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these would be materially and adversely affected.

     The table below provides information as of December 31, 2004 about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average	Expected Maturity Date
	Interest	-Basis-
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value
	(Dollars in thousands)
Corporate bonds	6.91%	$4,443						$4,443	$4,373
Corporate bonds	8.15%		$2,395					$2,395	$2,620
Corporate bonds	8.52%			$3,609				$3,609	$4,009
Corporate bonds	8.80%					$1,646		$1,646	$1,594

Total	7.89%	$4,443	$2,395	$3,609	$—	$1,646	$—	$12,093	$12,596

     Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates.

     Trading Securities. We were invested in trading securities which had an original cost and fair market value at December 31, 2004 of $2.1 million and $2.9 million, respectively. At December 31, 2004, trading securities consisted of alternative investment partnerships and put option contracts written. Trading securities were held to meet short-term investment objectives. As part of trading securities, we may write option contracts on equity securities. Our exposure relating to call options we write on securities we do not hold in our investment portfolio increases as the value of the underlying security increases, and therefore is technically unlimited. As of December 31, 2004, we had sold put options for a total of 3,000 shares of U.S. equity securities. These options expired on January 22, 2005 with no material impact to the financial condition of the Company.

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

Foreign Currency Exchange Risks

     Our Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. For example, a 10% change in the relative value of such foreign currency could cause a related 10% change in our previously expected revenue, cost of services, and operating expenses. If the international portion of our business continues to grow, more revenue and expenses will be denominated in foreign currencies, which increases our exposure to fluctuations in currency exchange rates.

     A total of 37.1% of our expenses for the year ended December 31, 2004 were paid in Canadian dollars. Our U.S. and Canadian operations generate revenues denominated in U.S. dollars. Prior to 2004, we did not hedge against foreign currency exchange rate changes related to our international operations. From time to time during 2004, we entered into Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $18.3 million Canadian dollars from March 1, 2004 through December 31, 2004 at an average price in U.S. dollars of $14.3 million to hedge our foreign currency risk. During the year ended December 31, 2004, we recorded a loss of approximately $30 thousand for the settled Canadian dollar forward contracts in our consolidated statements of operations. As of December 31, 2004, we have no derivative assets or liabilities associated with foreign exchange contracts. In January 2005, we entered into several Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $24.9 million Canadian dollars to be delivered periodically through March 31, 2005 at a price of no more than U.S. $20.5 million and no less than U.S. $20.0 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchased contracts.

     The Company has elected cash flow hedge accounting under SFAS No. 133 in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain/loss is reflected in Other Comprehensive Income in the balance sheet and will be re-classified to operations as the forecasted expenses are incurred.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, our Chief Financial Officer and acting Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Financial Officer and acting Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

     During the most recently completed fiscal quarter, we made changes in our internal control over financial reporting to address the material weakness identified during the third quarter of 2004. All matters identified relating to the financial close process and the vacancies in key accounting positions have been remediated. We prepared comprehensive documentation of our routine accounting policies and procedures, which are based on accounting principles generally accepted in the United States. Our accounting personnel have been trained regarding the application of such policies and procedures. Additionally, we formally established, implemented and documented our accounting policies and procedures pertaining to non-routine transactions and judgment processes. Reconciliation of general ledger accounts are now being performed. We have employed qualified candidates to fill the vacancies in key positions within the accounting department as well as assessed the skill sets of certain members of our staff. The overall coordination of our accounting and reporting processes has been reviewed, assessed, and adjusted as a result of our internal control remediation and testing.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that StarTek, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that StarTek, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 15, 2005

PART III

Items 10 through 14.

     Information required by Item 10. (Directors and Executive Officers of the Registrant), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management), Item 13. (Certain Relationships and Related Transactions), and Item 14. (Principal Accountant Fees and Services) will be included in StarTek’s definitive proxy statement to be delivered in connection with its 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) Document List

     1. Financial Statements Response to this portion of Item 15. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 33 of this Form 10-K.

     2. Supplementary Data and Financial Statement Schedules Response to this portion of Item 15. is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules on page 33 of this Form 10-K.

     3. An Index of Exhibits follows the signature pages of this Form 10-K.

     (b) The Exhibit Index lists the exhibits filed with this report.

STARTEK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
FINANCIAL STATEMENT SCHEDULES

Financial Statements:

Financial Statement Schedules

Note. All schedules have been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of StarTek, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 15, 2005

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,955	$14,609
Investments	41,812	24,785
Trade accounts receivable, less allowance for doubtful accounts of $790 and $357 in 2003 and 2004, respectively	43,388	51,291
Inventories	1,720	430
Income tax receivable	805	12,344
Deferred tax assets	2,250	2,875
Prepaid expenses and other assets	907	2,180

Total current assets	96,837	108,514
Property, plant and equipment, net	54,563	59,760
Long-term deferred tax assets	1,743	1,521
Other assets	464	224

Total assets	$153,607	$170,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,917	$7,464
Accrued liabilities:
Accrued payroll	4,858	5,950
Accrued compensated absences	4,530	4,368
Other accrued liabilities	922	521
Current portion of long-term debt	26	2,580
Short-term borrowings	—	1,250
Other current liabilities	358	1,786

Total current liabilities	19,611	23,919
Long-term debt, less current portion	78	5,533
Other	918	3,684

Total Liabilities	20,607	33,136
Stockholders’ equity:
Common stock, 32,000,000 shares, $0.01 par value, authorized; 14,351,011 and 14,606,011 shares issued and outstanding at December 31, 2003 and 2004, respectively	144	146
Additional paid-in capital	53,917	59,736
Cumulative translation adjustment	446	1,266
Unrealized gain on investments available for sale	1,462	549
Retained earnings	77,031	75,186

Total stockholders’ equity	133,000	136,883

Total liabilities and stockholders’ equity	$153,607	$170,019

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands, except per share data)
Revenue	$200,370	$225,408	$258,120
Cost of services	150,271	166,310	195,863

Gross profit	50,099	59,098	62,257
Selling, general and administrative expenses	20,510	25,797	27,878

Operating profit	29,589	33,301	34,379
Net interest income and other	1,986	4,048	3,532
Loss on impaired investments	(6,210)	—	—

Income from continuing operations before income taxes	25,365	37,349	37,911
Income tax expense	9,385	13,915	14,370

Income from continuing operations (A)	15,980	23,434	23,541
Discontinued operations:
Loss from operations of discontinued operations	(1,292)	(2,002)	(1,841)
Loss from disposal of discontinued operations	—	—	(2,316)
Income tax benefit	478	766	1,592

Loss on discontinued operations(B)	(814)	(1,236)	(2,565)

Net income (C)	$15,166	$22,198	$20,976

Weighted average shares of common stock (D)	14,140,765	14,243,273	14,454,747
Dilutive effect of stock options	244,624	379,793	325,142

Common stock and common stock equivalents (E)	14,385,389	14,623,066	14,779,889

Net Income per share from continuing operations:
Basic (A/D)	$1.13	$1.65	$1.63
Diluted (A/E)	$1.11	$1.60	$1.59
Net loss per share from discontinued operations:
Basic (B/D)	$(0.06)	$(0.09)	$(0.18)
Diluted (B/E)	$(0.06)	$(0.08)	$(0.17)
Net income per share:
Basic (C/D)	$1.07	$1.56	$1.45
Diluted (C/E)	$1.05	$1.52	$1.42

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Operating Activities
Net income	$15,166	$22,198	$20,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,220	10,045	12,546
Deferred income taxes	1,399	(1,218)	(402)
Loss (gain) on sale of assets	2	(30)	1,626
Loss on impaired investments	6,210	—	—
Changes in operating assets and liabilities:
Sales of trading securities, net	1,085	1,537	2,926
Trade accounts receivable, net	(11,047)	(6,156)	(7,903)
Inventories	1,151	(257)	1,290
Prepaid expenses and other assets	305	(352)	(1,033)
Accounts payable	(822)	(2,239)	(1,453)
Income taxes payable	(2,149)	482	(10,197)
Accrued and other liabilities	621	3,397	4,723

Net cash provided by operating activities	21,141	27,407	23,099
Investing Activities
Purchases of investments available for sale	(45,337)	(45,054)	(271,673)
Proceeds from disposition of investments available for sale	32,214	49,226	284,096
Purchases of property, plant and equipment	(5,877)	(23,867)	(19,465)
Proceeds from disposition of property, plant and equipment	38	131	1,626

Net cash used in investing activities	(18,962)	(19,564)	(5,416)
Financing Activities
Stock options exercised	1,681	2,907	4,477
Principal payments on borrowings, net	(5,420)	(7,368)	(7,751)
Proceeds from borrowings and capital lease obligations	—	—	17,010
Dividends on common stock	—	(10,420)	(22,820)

Net cash used in financing activities	(3,739)	(14,881)	(9,084)
Effect of exchange rate changes on cash	421	(150)	55

Net increase (decrease) in cash and cash equivalents	(1,139)	(7,188)	8,654
Cash and cash equivalents at beginning of year	14,282	13,143	5,955

Cash and cash equivalents at end of year	$13,143	$5,955	$14,609

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$419	$283	$328
Income taxes paid	$9,394	$13,792	$19,611
Property plant and equipment acquired or refinanced under long-term debt	—	—	$10,000
Change in unrealized loss on investments available for sale, net of tax	$1,452	$2,200	$(1,061)

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
			(Dollars in thousands)
Balance, December 31, 2001	14,082,561	$141	$48,002	$50,087	$(2,621)	$95,609
Stock options exercised	110,020	1	1,680	–	–	1,681
Income tax benefit from stock options exercised	–	–	378	–	–	378
Net income	–	–	–	15,166	–	15,166
Cumulative translation adjustment	–	–	–	–	308	308
Unrealized gain on investments available for sale	–	–	–	–	1,452	1,452

Comprehensive income	–	–	–	–	–	16,926

Balance, December 31, 2002	14,192,581	$142	$50,060	$65,253	$(861)	$114,594
Stock options exercised	158,430	2	2,905	–	–	2,907
Income tax benefit from stock options exercised	–	–	952	–	–	952
Dividends paid	–	–	–	(10,420)	–	(10,420)
Net income	–	–	–	22,198	–	22,198
Cumulative translation adjustment	–	–	–	–	569	569
Unrealized gain on investments available for sale	–	–	–	–	2,200	2,200

Comprehensive income	–	–	–	–	–	24,967

Balance, December 31, 2003	14,351,011	$144	$53,917	$77,031	$1,908	$133,000
Stock options exercised	255,000	2	4,475	–	–	4,477
Income tax benefit from stock options exercised	–	–	1,344	–	–	1,344
Dividends paid	–	–	–	(22,820)	–	(22,820)
Net income	–	–	–	20,976	–	20,976
Cumulative translation adjustment	–	–	–	–	820	820
Unrealized loss on investments available for sale	–	–	–	–	(913)	(913)

Comprehensive income	–	–	–	–	–	20,883

Balance, December 31, 2004	14,606,011	$146	$59,736	$75,186	$1,815	$136,883

See notes to consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Dollars in thousands, except per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

     StarTek, Inc.’s business was founded in 1987 and, through its wholly-owned subsidiaries, has provided business process outsourced services since inception. On December 30, 1996, StarTek, Inc. (the “Company” or “StarTek”) was incorporated in Delaware, and in June 1997, StarTek completed an initial public offering of its common stock. Prior to December 30, 1996, StarTek USA, Inc. and StarTek Europe, Ltd. conducted business as affiliates under common control. In 1998, the Company formed StarTek Pacific, Ltd., a Colorado corporation and Domain.com, Inc., a Delaware corporation, both of which are also wholly-owned subsidiaries of the Company. In 2001, the Company formed StarTek Canada Services, Ltd. a Nova Scotia, Canada corporation, which is a wholly-owned subsidiary of the Company. StarTek, Inc. is a holding company for the businesses conducted by its wholly-owned subsidiaries. The consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Business Operations

     StarTek has an established position as a leading provider of business process outsourced services, which consist of business process management and supply chain management services. The Company’s business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Supply chain management services include packaging, fulfillment, marketing support and logistics services. As an outsourcer of process management services as its core business, StarTek allows its clients to focus on their primary business, reduce overhead, replace fixed costs with variable costs, and reduce working capital needs. The Company has continuously expanded its process management business and facilities to offer additional outsourcing services in response to growing needs of its clients and to capitalize on market opportunities. The Company has facilities in North America, through September 30, 2004, the United Kingdom, and through 2001, in Singapore. The facility in Singapore closed on January 31, 2002, and the Company disposed of its United Kingdom subsidiary on September 30, 2004.

Foreign Currency Translation

     Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated at daily exchange rates. Resulting translation adjustments, net of applicable deferred income taxes (2003 — $264; 2004 — $314) are reported as a separate component of stockholders’ equity. Foreign currency translation gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

Comprehensive Income

     Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes rules for the reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners.

Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. The Company’s critical accounting estimates include (i) revenue recognition, (ii) inventory valuation, (iii) impairment evaluations associated with property and equipment and investments.

     The below table shows the roll forward of the Company’s allowances for doubtful accounts and inventory reserves.

	December 31,
	2002	2003	2004
Allowance for Doubtful Accounts
Balance at beginning of year	$789	$816	$790
Additions/recoveries	29	20	—
Write offs	(2)	(46)	—
Reserve adjustment	—	—	(433)

Balance at end of year	$816	$790	$357

Inventory Reserve
Balance at beginning of year	$530	$467	$599
Additions	238	181	63
Write offs	(301)	(49)	(80)
Reserve adjustment	—	—	(298)

Balance at end of year	$467	$599	$284

Revenue Recognition

     Business process management services (“BPMS”) —We invoice our BPMS clients monthly in arrears and recognize revenues for such services when completed. Substantially all of our contractual arrangements for BPMS are based on production rate, meaning that we recognize revenue based on the billable hours or minutes of each customer service representative, at rates provided in the client contract. The contractual rates can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the appropriate penalty under the terms of the client contract.

     The provision of BPMS to our clients generally does not involve multiple elements in the context of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We provide initial training to customer service representatives upon commencement of new BPMS contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred.

     Supply chain management services (“SCMS”) — Substantially all of our contractual arrangements with supply chain management services clients are based on the volume, complexity and type of components involved in the handling of our clients’ products. We invoice our SCMS clients upon shipment and recognize revenues on a gross basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” when such services are completed and the related goods have been shipped.

     Domain.com operations—Domain.com is an immaterial portion of our revenue. Revenues are recognized currently as services are delivered.

Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents, investments, trade accounts receivable, accounts payable and long-term debt. Carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value. Investments are reported at fair value. Management believes differences between fair values and carrying values of long-term debt is not materially different because interest rates approximate market rates for material items.

Cash and Cash Equivalents

     The Company considers cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.

Investments

     Investments available for sale consist of debt and equity securities reported at fair value, with unrealized gains and losses, net of tax (tax benefits (expense) of $(866) and $(341) for 2003 and 2004, respectively) reported as a separate component of stockholders’

equity. Investments are evaluated for other-than-temporary impairment if the fair value is below the Company’s cost for six months. The Company then considers additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. Other-than-temporary declines in fair value are reflected on the income statement as loss on impaired investments. Original cost of investments available for sale, which are sold, is based on the specific identification method. Interest income from investments available for sale is included in net interest income and other. Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date. Gross unrealized gains and losses from trading securities are reflected in income currently as part of net interest income and other.

Derivative Instruments and Hedging Activities

     The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

     While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparty is an established, well-capitalized financial institution.

     The Company’s Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. However, the Company’s client contracts generate revenues which are paid to us in U.S. dollars. From time to time during 2004, we entered into Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $18,315 Canadian dollars from March 1, 2004 through December 31, 2004 at an average price in U.S. dollars of $14,345 to hedge our foreign currency risk. During the year ended December 31, 2004, we recorded a loss of approximately $30 for the settled Canadian dollar forward contracts in our consolidated statements of operations. As of December 31, 2004, we have no derivative assets or liabilities associated with foreign exchange contracts In January 2005, we entered into several Canadian participating dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $24,926 Canadian dollars to be delivered periodically through March 31, 2005 at a price of no more than U.S. $20,489 and no less than U.S. $20,000.

Inventories

     Inventories are valued at the lower of average cost, which approximate actual cost, computed on a first-in, first-out basis, or market.

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

Impairment of Long-Lived Assets

     The Company periodically evaluates potential impairments of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value. The Company recorded an impairment of $6,210 in 2002. No impairment losses were recorded in 2003 or 2004 and the Company does not believe any impairments exist.

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

Stock-Based Compensation

     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company must adopt SFAS No. 123R no later than July 1, 2005. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. The Company has not yet determined which adoption method it will utilize.

     As permitted by SFAS No. 123, the Company currently follows APB Opinion No. 25, which accounts for share-based payments to employees and non-employee directors, who are treated as employees for purposes of determining stock-based compensation expenses, using the intrinsic value method. As a result, the Company generally recognizes no compensation cost for employee and non-employee director stock options because the exercise price of all stock options granted has been equal to the market price of the underlying stock on the grant date. Accordingly, the adoption of the SFAS No. 123R fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The exact impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future, the timing of adoption, the method of adoption and the valuation method.

     The Company’s pro forma information, amortizing the fair value of stock options granted over their vesting period is as follows:

	2002	2003	2004
Net income, as reported	$15,166	$22,198	$20,976
Fair value-based compensation cost, net of tax	5,234	2,851	1,945

Pro forma net income	$9,932	$19,347	$19,031

Basic earnings per share
As reported	$1.07	$1.56	$1.45
Pro forma	$0.70	$1.36	$1.32
Diluted earnings per share
As reported	$1.05	$1.52	$1.42
Pro forma	$0.69	$1.32	$1.29

New Accounting Pronouncements

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on the Company’s consolidated statements of income or financial position.

     In March 2004, the EITF reached a final consensus in Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which establishes an impairment model for cost method investments and disclosures for cost method investments. EITF Issue No. 03-01 became effective for the Company on July 1, 2004. The adoption of EITF Issue No. 03-01 did not have a significant impact on the Company’s consolidated results of operations or financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Earnings Per Share

     Basic earnings per share is computed on the basis of weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of weighted average number of common shares outstanding plus effects of outstanding stock options using the “treasury stock” method.

3. Investments

     As of December 31, 2003, investments available for sale consisted of:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$21,141	$1,302	$(2)	$22,441
Equity securities	12,486	1,158	(130)	13,514

Total	$33,627	$2,460	$(132)	$35,955

     As of December 31, 2004, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Corporate bonds	$12,093	$626	$(123)	$12,596
Equity securities	8,873	397	(10)	9,260

Total	$20,966	$1,023	$(133)	$21,856

     As of December 31, 2004, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value
Corporate bonds maturing within:
One year or less	$4,443	$4,373
Two to five years	7,650	8,223

	12,093	12,596

Equity securities	8,873	9,260

Total	$20,966	$21,856

     Equity securities primarily consisted of publicly traded common stock of U.S. based companies, equity mutual funds, and real estate investment trusts.

     As of December 31, 2003, the Company was also invested in trading securities, which, in the aggregate, had an original cost and fair market value of $4,042 and $5,857, respectively. Trading securities consisted primarily of alternative investment partnerships and option contracts sold. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As part of trading securities and as of December 31, 2003, the Company had sold call options for a total of 33,000 shares of U.S. equity securities which, in the aggregate, had a basis and market value of $14 and $42, respectively, and sold put options for a total of 44,500 shares of U.S. equity securities which, in the aggregate, had a basis and market value of $23 and $13, respectively. The foregoing call and put options expired between January 17, 2004 and February 21, 2004, with no material impact.

     As of December 31, 2004, the Company was also invested in trading securities and put option contracts, which, in the aggregate, had an original cost and fair market value of $2,054 and $2,929, respectively. Trading securities consisted primarily of alternative investments. Certain investments include hedging and derivative securities. Trading securities were held to meet short-term investment objectives. As of December 31, 2004, the Company had sold put options for a total of 3,000 shares of U.S. equity securities. These options expired on January 22, 2005, with no material impact.

     From time to time, the Company purchases or writes option contracts to partially hedge against fluctuations in the value of the Company’s investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as either available for sale or trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and recorded at fair value with changes in fair value recognized in other comprehensive income or current period earnings, respectively. The Company does not designate such options as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Historically, options have been an immaterial part of the Company’s overall investment portfolio. At December 31, 2003 and December 31, 2004, the Company held option contracts with an aggregate fair value of $13 and $(3), respectively. The Company expects its use of options to decline in the future. As a result, the Company expects options will be an immaterial part of its overall risk management approach in the future.

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

4. Loss on Impaired Investments

     The Company periodically evaluates investment holdings on an individual basis and in 2002 determined certain declines in the fair value of investments available for sale to be other than temporary. The Company recorded a $146 cash recovery on a investment impairment of $6,356 originally recorded in 2001. No other-than-temporary impairments were recorded in 2003 or 2004.

5. Inventories

     The Company purchases components of its clients’ products as an integral part of its supply chain management services. At the close of an accounting period, packaged and assembled products (together with other associated costs) are reflected as finished goods inventories pending shipment. Client-owned inventories are not valued in the Company’s balance sheet. Inventories at December 31, 2003 and 2004, net of reserves disclosed in Note 1 of $599 and $284, respectively, consisted of:

	December 31,
	2003	2004
Purchased components and fabricated assemblies	$1,652	$400
Finished goods	68	30

Total	$1,720	$430

6. Property, Plant and Equipment

	December 31,
	2003	2004
Land	$2,348	$12,719
Buildings and improvements	31,132	20,071
Equipment	55,707	66,641
Furniture and fixtures	8,281	9,639

	97,468	109,070
Less accumulated depreciation and amortization	(42,905)	(49,310)

Property, plant and equipment, net	$54,563	$59,760

7. Line of Credit

     We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. which we use to finance regular, short-term operating expenses. Borrowing under this line of credit bears interest at the bank’s prime rate minus 1%, which was 4.25% as of December 31, 2004. Interest expense associated with this facility totaled $64 for the year ended December 31, 2004. Under this line of credit, we are not permitted to incur net losses in any two consecutive quarterly periods. In addition, we were required to have a minimum tangible net worth of $80.0 million as of December 31, 2003. At the close of each subsequent fiscal year, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal year plus 25% of net income (if positive) for that year. As of December 31, 2004, our minimum tangible net worth was required to be $85 million. We may not pay dividends in an amount that would cause a failure to meet our financial covenants. As of December 31, 2004, and the date of this Form 10-K, we were in compliance with the financial covenants pertaining to the unsecured line of credit. At December 31, 2004, $1,250 was outstanding under this line of credit.

8. Leases

     The Company leases facilities and equipment under various non-cancelable operating leases. As of December 31, 2004 future minimum rental commitments for operating leases were:

Operating
Leases
2005	$3,460
2006	3,511
2007	3,433
2008	2,691
2009	2,154
Thereafter	4,862

Total minimum lease payments	$20,111

     Rent expense, including equipment rentals, for 2002, 2003, and 2004 was $1,407, $2,136 and $3,508 respectively.

9. Tennessee Financing Agreement

     On July 8, 1998, the Company entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee (the “Development Board”) in connection with the Development Board’s issuance to StarTek USA, Inc. of an Industrial Development Revenue Note, Series A not to exceed $4,500 (the “Facility Note”) and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the “Equipment Loan”). The Facility Note bears interest at 9.0% per annum commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008. Concurrently, the Company advanced $3,575 in exchange for the Facility Note and entered into a lease agreement, maturing July 8, 2008, with the Development Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the “Facility Lease”). The Facility Lease requires the Company to pay to the Development Board lease payments sufficient to pay, when and as due, the principal of and interest on the Facility Note due to the Company from the Development Board. Pursuant to the provisions of the Facility Lease and upon the Company’s payment of the Facility Lease in full, the Company shall have the option to purchase the 305,000 square-foot, Clarksville, Tennessee facility for a lump sum payment of one hundred dollars. The Equipment Loan bears interest at 9.0% per annum, generally contains the same provisions as the Facility Note, and provides for an equipment lease (the “Equipment Lease”), except the Equipment Loan and equipment lease matured on January 1, 2004 and continues on a month-to-month basis. As of December 31, 2004, the Company has drawn approximately $4,468 and $1,988 of the Facility Note and Equipment Loan, respectively, and correspondingly, entered into further lease arrangements with the Development Board.

     The structure of this transaction allowed the Company to receive the benefit of property tax abatements from Montgomery County, while allowing the Company to otherwise operate the property as one of its facilities. Because the Company’s obligations under the Facility Lease and Equipment Lease are tied to the Development Board’s obligations under the Facility Note and Equipment Loan, we believe we have a right of setoff enforceable at law as described in FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Accordingly, all transactions related to the purchase of the notes by the Company from the Development Board and the lease arrangements from the Development Board to the Company have been offset against each other, and accordingly, have no impact on the consolidated balance sheets. The assets acquired are included in property, plant and equipment. Similarly, the interest income and interest expense related to the notes and lease arrangements, respectively, have also been offset. The lease payments are equal to the amount of principal and interest payments on the notes, and accordingly have no impact on the consolidated statements of operations.

10. Long-Term Debt

	December 31,
	2003	2004
3.65% equipment loan	$—	$8,035
Other debt obligations	104	78

	104	8,113
Less current portion of long-term debt	(26)	(2,580)

Long-term debt, less current portion	$78	$5,533

     As of December 31, 2004, future scheduled annual principal payments on long-term debt are:

2005	$2,580
2006	2,559
2007	2,653
2008	321

$8,113

     In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10,000. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224. The loan is secured by certain furniture, telephone and computer equipment. Interest expense associated with this agreement totaled $279.

11. Income Taxes

     Significant components of the provision for income taxes were:

	2002	2003	2004
Current:
Federal	$5,771	$13,501	$6,464
Foreign	907	1,180	2,136
State	830	(314)	856

Total current	7,508	14,367	9,456
Deferred:
Federal	1,378	(1,113)	2,965
Foreign	(175)	(10)	58
State	196	(95)	299

Total deferred	1,399	(1,218)	3,322

Income tax expense	$8,907	$13,149	$12,778

     Income tax benefits associated with disqualifying dispositions of incentive stock options during 2002, 2003 and 2004 reduced income taxes by $378, $952 and $1,344 for 2002, 2003 and 2004, respectively. Such benefits were recorded as an increase to additional paid-in capital.

     Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets as of December 31 were:

	2003	2004
Current deferred tax assets (liabilities):
Bad debt allowance	$323	$138
Vacation accrual	776	425
Deferred revenue	62	—
Accrued expenses	509	(98)
Unrealized loss on investments	787	(344)
Capital loss carryforwards	56	2,352
Other	(263)	(995)

Total current deferred tax assets	2,250	1,478
Long-term deferred tax assets (liabilities):
Tax depreciation in excess of book	745	(1,447)
Loss on impaired investments	998	1,006

Net long-term deferred tax assets	1,743	(441)
Valuation Allowance (foreign tax credit c/o)	—	(554)

Total net deferred tax assets	$3,993	$483

     Gross capital loss carryforwards due to expire are as follows: $1,632 in 2006; $55 in 2007; $3,902 in 2008; and $354 in 2009.

     Differences between U.S. federal statutory income tax rates and the Company’s effective tax rates for the years ended December 31, 2002, 2003, and 2004 were:

	2002	2003	2004
Tax at US statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.0	2.9
Other, net	(1.1)	(0.8)	—

	37.0%	37.2%	37.9%

12. Net Interest Income and Other

	Year Ended December 31,
	2002	2003	2004
Interest income	$2,013	$2,139	$1,765
Interest expense	(419)	(282)	(357)
Investment income and other	392	2,191	2,124

Net interest income and other	$1,986	$4,048	$3,532

13. Stock Options

     Stock option plans have been established since 1997 to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “Options”) to key employees, directors (other than non-employee directors), consultants, and other independent contractors. The Stock Option Plan (“Option Plan”) provides for Options to be granted for a maximum of 1,835,000 shares of common stock, which are to be awarded by determination of committee of non-employee directors. Unless otherwise determined by the committee, all Options granted under the Option Plan vest 20% annually beginning on the first anniversary of the Options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the Options’ grant date; (ii) three months after termination of employment; (iii) six months after the participant’s death; or (iv) immediately upon termination for “cause”.

     The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the Company’s board of directors and serve continuously from commencement of their term (the “Participants”). The Director Option Plan provides for stock options to be granted for a maximum of 140,000 shares of common stock. Each Participant is granted options to acquire 10,000 shares of common stock upon election to serve on the Company’s board of directors and is automatically granted options to acquire 3,000 shares of common stock on the date of each annual meeting of stockholders at which such Participant is reelected. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) date when Participant’s membership on the Company’s board of directors is terminated for cause; (ii) ten years from option grant date; or (iii) one year after Participant’s death.

     The following table summarizes the activity and terms of outstanding options at December 31, 2002, 2003, and 2004:

	2002		2003		2004
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding at beginning of year	1,158,950	$20.06	1,194,220	$21.11	1,083,860	$22.09
Granted	333,500	24.30	128,500	27.57	170,700	34.77
Exercised	(110,020)	15.28	(158,430)	18.35	(255,000)	17.61
Canceled	(188,210)	23.87	(80,430)	23.74	(212,330)	25.28

Options outstanding as of end of year	1,194,220	$21.11	1,083,860	$22.09	787,230	$25.42

Options exercisable as of end of year	423,620	$19.99	442,000	$21.21	352,870	$23.96

     Summary information about the Company’s stock options outstanding at December 31, 2004 is as follows:

		Weighted
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of	December 31,	Remaining Life	Average	December 31,	Average
Exercise Prices	2004	(In Years)	Exercise Price	2004	Exercise Price
$10.38 — $14.94	22,450	5.4	$14.00	13,290	$13.68
$15.00 — $19.39	291,115	5.7	17.05	186,755	16.81
$21.25 — $24.70	108,955	7.3	23.25	22,375	23.10
$25.26 — $29.14	175,540	8.0	27.00	60,900	26.34
$30.56 — $34.41	78,300	8.7	32.17	25,280	32.09
$38.63 — $40.30	74,200	8.2	40.06	10,560	38.64
$42.75 — $50.50	23,810	4.9	45.50	22,190	45.14
$65.00 — $74.00	12,860	5.3	69.10	11,520	68.69

$10.38 — $74.00	787,230	6.9	$25.42	352,870	$23.96

     The Company elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on date of grant, no compensation expense has been recognized. Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provide for by SFAS No. 123. See Note 1.

     The fair value of options granted during 2002, 2003 and 2004 reported in Note 1 was estimated as of the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2003	2004
Expected life in years	7.0	7.0	7.0
Risk-free interest rate	1.43-3.65%	1.43-3.94%	1.43-4.57%
Volatility	67.5%	63.9%	60.6%
Dividend yield	0%	0-4.36%	3.66-5.77%

     Weighted average grant date fair market value of options granted during 2002, 2003, and 2004 was approximately $24.30 per share, $27.57 per share, and $34.77 per share, respectively.

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

14. Geographic Area Information

     The Company, operating in a single industry segment, provides a variety of integrated, outsourced services to other businesses throughout the world. The Company’s North America operations are located in the United States of America and Canada. The Company’s Europe operations, closed in September 2004 (Note 17) were located in the United Kingdom. The Company’s Asia operations, closed in January 2002, were located in Singapore. Revenues, operating profit, and identifiable assets, classified by major geographic areas in which the Company operates were:

	North America	Europe	Asia	Eliminations	Total
Year Ended December 31, 2002
Revenues	$200,288	$7,493	$83	$—	$207,864
Operating profit (loss)	29,615	(1,291)	(27)	—	28,297
Identifiable assets	238,717	3,983	—	(102,279)	140,421
Year Ended December 31, 2003
Revenues	$225,408	$5,781	$—	$—	$231,189
Operating profit (loss)	33,301	(2,002)	—	—	31,299
Identifiable assets	283,658	1,417	—	(131,468)	153,607
Year Ended December 31, 2004
Revenues	$258,120	$—	$—	$—	$258,120
Operating profit	34,379	—	—	—	34,379
Identifiable assets	326,157	—	—	(156,138)	170,019

15. Principal Clients

     The following table represents revenue concentration of the Company’s principal clients:

	Year Ended
	December 31,
	2002	2003	2004
Cingular Wireless Services, Inc (formerly AT&T Wireless Services, Inc)	27.0%	39.1%	44.8%
T-Mobile, a subsidiary of Deutsche Telekom	12.6%	16.5%	24.0%
AT&T Corp.	13.8%	13.4%	9.9%
Microsoft Corp.	35.7%	22.2%	9.7%

     The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on the Company’s business, revenues, operating results, and financial condition. AT&T Wireless Services was acquired by Cingular Wireless LLC in October 2004. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients. Although the Company is directly impacted by economic conditions in which its clients operate, management does not believe substantial credit risk existed as of December 31, 2004.

16. Quarterly Data (Unaudited)

	2003 Quarters Ended (1)
	March 31	June 30	September 30	December 31
Revenue	$48,851	$53,215	$58,631	$64,711
Gross profit	11,674	12,669	15,557	19,198
Selling, general and administrative expenses	5,569	6,455	6,620	7,153
Operating profit	6,105	6,214	8,937	12,045
Income from continuing operations	4,305	4,575	6,244	8,310
Net loss on discontinued operations	(151)	(398)	(344)	(343)
Net income	4,154	4,177	5,900	7,967
Income per share from continuing operations:
Basic	$0.30	$0.32	$0.44	$0.58
Diluted	$0.30	$0.32	$0.43	$0.56
Net loss per share from discontinued operations:
Basic	$(0.01)	$(0.03)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.02)
Net income per share:
Basic	$0.29	$0.29	$0.41	$0.56
Diluted	$0.29	$0.29	$0.40	$0.54
Weighted average shares outstanding:
Basic	14,203,794	14,209,061	14,248,378	14,310,632
Diluted	14,479,587	14,501,994	14,681,052	14,783,736

	2004 Quarters Ended (1)
	March 31	June 30	September 30	December 31
Revenue	$63,306	$63,270	$66,776	$64,768
Gross profit	18,098	16,877	14,310	12,972
Selling, general and administrative expenses	6,913	6,876	7,466	6,623
Operating profit	11,185	10,001	6,844	6,349
Income from continuing operations	7,292	6,875	4,960	4,414

	2004 Quarters Ended (1)
	March 31	June 30	September 30	December 31
Net loss on discontinued operations.	(420)	(414)	(1,732)	—
Net income	6,872	6,461	3,228	4,414
Income per share from continuing operations:
Basic	$0.51	$0.48	$0.34	$0.30
Diluted	$0.49	$0.47	$0.34	$0.30
Net loss per share from discontinued operations:
Basic	$(0.03)	$(0.03)	$(0.12)	$—
Diluted	$(0.03)	$(0.03)	$(0.12)	$—
Net income per share:
Basic	$0.48	$0.45	$0.22	$0.30
Diluted	$0.46	$0.44	$0.22	$0.30
Weighted average shares outstanding:
Basic	14,358,046	14,440,457	14,470,060	14,549,217
Diluted	14,830,633	14,782,445	14,745,088	14,742,584

(1)	- Adjusted from previously filed form 10Q for sale of StarTek Europe, LTD. on September 30, 2004 as discussed in Note 17, which is presented as discontinued operations.

17. Discontinued Operations

     On September 30, 2004, the Company sold StarTek Europe, its operating subsidiary in the United Kingdom (“U.K.”) which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among the Company, StarTek Europe and Taelus Limited, a U.K. company. Pursuant to the terms of the Share Purchase Agreement, the Company made a capital contribution to StarTek Europe immediately prior to completion of the transaction, in the form of a cash payment of $450, a contribution of intercompany debt of $2,824 owed by StarTek Europe to the Company and additional cash of $200 contributed to fund operations, which offset a negative investment in StarTek Europe of $1,608. Following these transactions, the Company conveyed all of the issued and outstanding capital stock of StarTek Europe to Taelus Limited, together with a cash payment of $450.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (REGISTRANT)

By:	/s/ STEVEN D. BUTLER.

Steven D. Butler Executive Vice President, Chief Financial Officer, and Acting Chief Executive Officer

Date: March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN D. BUTLER Steven D. Butler	Executive Vice President, Chief Financial Officer, and Acting Chief Executive Officer (Principal Executive Officer)	Date: March 15, 2005
/s/ RODD E. GRANGER Rodd E. Granger	Vice President of Finance (Principal Accounting Officer)	Date: March 15, 2005
/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Chairman of the Board	Date: March 15, 2005
/s/ ED ZSCHAU Ed Zschau	Vice-Chairman of the Board	Date: March 15, 2005
/s/ ALBERT E. YATES Albert E. Yates	Director	Date: March 15, 2005
/s/ KAY NORTON Kay Norton	Director	Date: March 15, 2005

STARTEK, INC.

INDEX OF EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

3.2	Restated Bylaws of the Company (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

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

3.5	Amendment No.1 to the StarTek, Inc. Restated Bylaws (incorporated by reference from Form 10-Q Quarterly Report Filed with the Securities and Exchange Commission on November 9, 2004).

4.1	Specimen Common Stock certificate (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.1	StarTek, Inc. Stock Option Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.2	Form of Stock Option Agreement (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.3	StarTek, Inc. Director Stock Option Plan (incorporated by reference from Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

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

Exhibits
Securities and Exchange Commission on August 14, 2001).

10.37#
VoiceStream Wireless Corporation Services (wholly owned subsidiary of Deutsche Telekom, AG) Agreement between StarTek USA, Inc. and VoiceStream Wireless Corporation dated June 8, 2001(incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).

10.38#
Microsoft Corporation Manufacturing and Supply and Services Agreement between StarTek, Inc. and Microsoft Corporation dated July 1, 2001 (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 14, 2001).

10.42#
AT&T General Agreement dated January 1, 2002 between StarTek, Inc. and AT&T Corp. (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2002).

10.43#
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

10.47
Registration Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr. (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

10.48
Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr., and Toni E. Stephenson (incorporated by reference from Form 10-K Annual Report filed with the Securities And Exchange Commission on March 9, 2004).

10.49†
Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

10.50	Promissory Note to Wells Fargo Equipment Finance, Inc (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

10.51
Facility lease agreement dated March 25, 2004 between StarTek USA, Inc. and Lynchburg Realty LLC. (incorporated by reference from 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 5, 2004).

10.52
Facility lease agreement dated May 21, 2004 between StarTek USA, Inc. and Crescent Real Estate Funding VIII, L.P. (incorporated by reference from 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.53
First amendment to facility lease agreement between StarTek USA, Inc. and Crescent Real Estate Funding VIII, L.P. (incorporated by reference from 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.54
Facility lease agreement dated July 26, 2004 between StarTek USA, Inc. and Southern Terminals, Inc. (incorporated by reference from 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.55&
Amendment No. 001 to the AT&T Wireless Services Provider Master Agreement dated April 1, 2004 between StarTek USA, Inc. and AT&T Wireless Service, Inc. (incorporated by reference from 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.56†	Form of Executive Confidentiality and Non-competition Agreement (incorporated by reference from Current Report on Form 8-K filed

Exhibits
with the Securities and Exchange Commission on September 14, 2004).

10.57
Share Purchase Agreement by and among StarTek, Inc., StarTek Europe Ltd. And Taelus Limited, dated September 30, 2004 (incorporated by reference from Current Report from Form 8-K filed with the Securities and Exchange Commission on October 6, 2004).

10.58†	Amendment No. 2 to StarTek, Inc. Stock Option Plan (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 9, 2004).

10.59†	Amendment No. 1 to StarTek, Inc. Director Stock Option Plan (incorporated by reference from Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 9, 2004).

10.60†	Amendment No. 2 to StarTek, Inc. Director Stock Option Plan (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004).

10.61†
Form of Option Agreement pursuant to StarTek, Inc. Director Stock Option Plan (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2004).

21.1	Subsidiaries of the Registrant (incorporated by reference from Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification by Steve Butler

32.1*	Section 906 Certification by Steve Butler

*	Filed with this Form 10-K

†	Management contract or compensatory plan or arrangement.

#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.