Form 10-K/A
period 2004-12-31
STARTEK INC
filed 2005-05-02
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933 For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to __________________

Commission file number 1-12793

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

100 Garfield Street	80206
Denver, Colorado	(Zip code)
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

     As of March 9, 2005, 14,629,311 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2004, was approximately $329.3 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

EXPLANATORY NOTE

The Annual Report on Form 10-K of StarTek, Inc. (the “Company”) filed with the Commission on March 16, 2005, incorporated certain information in Part III of the Form 10-K by reference to the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders. The Proxy Statement will not be filed within 120 days of the Registrant’s year-end, therefore, the information required by Part III of Form 10-K for the year ended December 31, 2004, is included in this amendment.

PART III

Item 10: Directors and Executive Officers of the Registrant.

The following is a description of the name, age, and position of each director and executive officer of the Company.

A. Emmet Stephenson, Jr.; age 59; President, Stephenson and Company. Mr. Stephenson co-founded us in 1987 and has served as our Chairman of the Board since our formation. Mr. Stephenson has also served as President of Stephenson and Company, a private investment firm in Denver, Colorado, for more than five years. Mr. Stephenson is a director of Danaher Corporation.

Ed Zschau; age 65; Visiting Lecturer at Princeton University. Dr. Zschau has served as one of our directors since January 1997 and was appointed Vice Chairman in December 2004. He is Visiting Lecturer at Princeton University in the Department of Electrical Engineering and was a Professor of Management at Harvard Business School from September 1996 to August 2000. From April 1993 to July 1995, Dr. Zschau was General Manager, IBM Corporation Storage Systems Division. Dr. Zschau is a director of the Reader’s Digest Association, Inc.

Kay Norton; age 53; President of the University of Northern Colorado. Ms. Norton was appointed as a director in September 2004. She has served as the President of the University of Northern Colorado for the past two years, after a term as Vice President for University Affairs and General Counsel. Ms. Norton was a trustee of the University from 1995 to 1998. Previously, she was Vice President of Legal and Government Affairs and General Counsel at ConAgra Red Meats Company in Greeley, Colorado.

Al Yates; age 63; Business Consultant and member of Board of Directors of Centennial Bank Holdings, Inc. Dr. Yates was appointed as a director in September 2004. He is currently a business consultant and serves as a member of the Board of Directors of Centennial Bank Holdings, Inc., based in Denver, Colorado, and Level 3 Communications. Dr. Yates is also presently a director of Molson Coors Brewing Company, but will not stand for re-election to the board of Molson Coors at its annual meeting on May 11, 2005. Dr. Yates was President of Colorado State University for 13 years. He served on the Board of First Interstate Bank of Denver from 1990 to 1997 and was a Director of the Federal Reserve Bank of Kansas City-Denver branch for six years. Dr. Yates was also a Trustee of the Berger Funds and formerly served in the Navy for two years.

Steve Butler; age 45; Executive Vice President, Chief Financial Officer, and Interim Chief Executive Officer, StarTek, Inc. Mr. Butler is currently serving as our Executive Vice President, Chief Financial Officer, and Interim Chief Executive Officer. Prior to joining us, Mr. Butler was a financial consultant engaged in private practice. From December 2000 to June 2002 Mr. Butler served as Chief Financial Officer of Verado, Inc. From 1995 to December 2000 he served as Managing Director of Finance and Treasurer of United Pan-Europe Communications N.V.

Lawrence Zingale; age 48; Executive Vice President and Chief Operating Officer, StarTek, Inc. Mr. Zingale has served as our Executive Vice President and Chief Operating Officer since June 2002. Prior to joining us, Mr. Zingale was President of Stonehenge Telecom for approximately three years, and from 1997 to 1999 he was President and Chief Operating Officer of International Community Marketing. From 1980 to 1997, he was with AT&T serving in various senior level positions.

Audit Committee
Our Board of Directors has an Audit Committee consisting of Dr. Zschau, Ms. Norton, and Dr. Yates. Our Board of Directors has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under SEC rules.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe Insiders have complied with all Section

16(a) filing requirements applicable since January 1, 2004, except that Lance Zingale filed one Form 4 late, reporting one transaction of a grant of options to purchase 10,000 shares of common stock.

Code of Ethics
We have adopted a Corporate Code of Ethics and Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Corporate Code of Ethics and Business Conduct is available on the investor relations page of our website at www.startek.com. We intend to disclose on our web site any amendments to or waivers of the code applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within five business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The following table sets forth certain information concerning 2002, 2003, and 2004 compensation of our Chief Executive Officer and executive officers who, in addition to the Chief Executive Officer, received the highest compensation during 2002, 2003, and 2004.

					Long-Term
					Compensation
					Awards
		Annual Compensation(a)			Securities
					Underlying	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Option (#)	Compensation ($)
William E. Meade, Jr (h)	2004	431,704		—	—	13,166	(b)
Former President, CEO and Director	2003	411,539		60,000	—	2,396	(c)
	2002	400,000		—	—	73,702	(d)
A. Emmet Stephenson, Jr.	2004	—		—	—	245,000	(e)
Chairman of the Board	2003	—		—	—	245,000	(e)
	2002	—		—	—	245,000	(e)
Lawrence Zingale	2004	333,077		—	—	16,450	(f)
Executive VP and COO	2003	317,500		60,000	—	21,710	(g)
	2002	166,923		25,000	100,000	2,232	(d)
Eugene L. McKenzie, Jr. (i)	2004	191,154	(j)	—	—	—
Former Executive VP, CFO, Secretary and Treasurer	2003	139,287		25,000	35,000	—

__________

(a)	We did not provide perquisites or other personal benefits, securities, or property to the named executive officers which exceeded $50,000 or 10% of such officer’s total salary, bonus or other compensation for 2002, 2003, and 2004.
(b)	Reimbursement for insurance premiums of $7,636 and tax paid on insurance premiums of $5,530.
(c)	Payment of life insurance premiums.
(d)	Reimbursement of relocation expenses.
(e)	Effective January 1, 1997, we began paying an annual advisory fee of $245,000 to A. Emmet Stephenson, Jr., Inc.
(f)	Reimbursement for insurance premiums of $9,541 and tax paid on insurance premiums of $6,909.
(g)	Reimbursement of relocation expenses of $5,260 and payment of disability insurance premiums of $16,450.
(h)	Mr. Meade resigned as of February 16, 2005.
(i)	Mr. McKenzie resigned as of October 1, 2004. The position of CFO was vacant at December 31, 2004.
(j)	$161,923 in regular pay plus $29,231 in severance pay.

The following table sets forth certain information relating to options granted in 2004 to named executive officers to purchase shares of our common stock under the StarTek Inc. Stock Option Plan.

Individual grants
Potential Realizable
			% of Total			value at Assumed
	No. of		Options			Annual Rates of Stock
	Securities		Granted to	Exercise		Price Appreciation
	Underlying		Employee	or Base		for Option Term
	Options/SARs		In Fiscal	Price	Expiration
Name	Granted(#)		Year	($/Sh)	Date	5%($)	10%($)
Lawrence Zingale	10,000	(a)	5.9%	$40.30	02/18/14	656,445	1,045,278

The dollar amounts set forth under Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term are the result of calculations of assumed annual rates of stock price appreciation from the date of grant to the date of expiration of such options of 5% and 10%. These assumptions are not intended to forecast future price appreciation of our stock price. Our stock price may increase or decrease in value over the time period set forth above.

The following table provides information related to options exercised by our named executive officers during fiscal 2004 and unexercised options held by them at December 31, 2004.

			Number of Securities
			Underlying Unexercised			Value of Unexercised
			Options at Fiscal			In-the-Money Options at
	Shares		Year End(#)			Fiscal Year End($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable		Exercisable	Unexercisable
A. Emmet Stephenson, Jr	—	—	—	—		—	—
William E. Meade, Jr.	—	—	105,000	80,000	(2)	1,181,250	900,000
Eugene L. McKenzie, Jr.	4,000	116,143	—	—		—	—
Lawrence Zingale	—	—	40,000	70,000		86,000	129,000

(1)	The closing price of our common stock as reported by the New York Stock Exchange on December 31, 2004, was $28.45.

(2)	Pursuant to Mr. Meade’s resignation agreement, 40,000 of these options originally scheduled to vest on May 16, 2006, will be cancelled on May 16, 2005. The vesting of the remaining 40,000 options was accelerated and those options are currently exercisable.

Compensation of Directors
Effective January 1, 2005, our non-employee directors receive a quarterly cash retainer of $7,500, plus $1,000 for each regularly scheduled Board meeting attended and $750 for each special Board meeting attended. Members of the Audit and Compensation Committees also receive an additional $750 for each committee meeting attended, unless such meetings occur on the same day as regularly scheduled Board meetings.

Pursuant to our Director Option Plan, each non-employee director is also automatically granted options to acquire 3,000 shares of our common stock at an exercise price equal to market value of the common stock on the date of each annual meeting of stockholders at which such director is re-elected. Such options are immediately vested and exercisable. The Directors’ Option Plan is administered by our Board of Directors.

Equity Compensation
The following table summarizes information as of December 31, 2004, about our stock option plans for employees and non-employee directors. We do not offer any other equity compensation plans.

(c)
	(a)	(b)	Number of Securities
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance Under Equity
	Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options, Warrants,	(Excluding Securities
Plan Category	Outstanding Options	and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	787,230	$23.96	410,330
Equity compensation plans not approved by stockholders	—	—	—

Total	787,230	$23.96	410,330

Agreements with Executives
Steven Butler, our Executive Vice President, Chief Financial Officer, and Interim Chief Executive Officer, and Lawrence Zingale, our Executive Vice President and Chief Operating Officer, have each executed an executive confidentiality and non-competition agreement with us. The agreements provide that we will pay severance to the applicable executive for a guaranteed period of six months (for Mr. Butler) and nine months (for Mr. Zingale) following the termination of the executive’s employment.

The agreements restrict the applicable executive’s ability to engage in businesses similar to ours in certain defined territory for one year after the executive’s service with us terminates. We agree to pay severance to the executive for the guaranteed periods described above, and up to one year in the event the executive does not secure employment prior to the end of the one-year period with a business that does not compete with us.

The agreements also provide that the executive will keep confidential all Confidential Information, as defined in the agreements, and restrict the executive’s use of such Confidential Information. The executives also agree not to solicit business from our customers for a period of four years following the executive’s termination of service with us, and agree not to hire our employees for two years following such termination of service. Under the terms of the agreements, we own certain intangible assets generated by the executives in the scope of their employment with us, and the executives assign all rights to intellectual property developed by them in the course of their employment with us.

In 1997, we entered into a verbal agreement with Mr. Stephenson under which Mr. Stephenson provides us with advisory services and his services as our Chairman. Mr. Stephenson is entitled to an advisory fee under this agreement of $245,000 per year.

In February 2005, we entered into a resignation agreement with William E. Meade, Jr. in connection with his resignation as our Chief Executive Officer. The agreement provides that Mr. Meade’s employment will continue through May 16, 2005, and that he is entitled to his regular compensation and benefits through that date, but that he is excused from any further duties following February 16, 2005. The agreement also entitles Mr. Meade to be paid his annual base salary through May 16, 2006, or a total of $434,491, accelerated the vesting on 40,000 stock options previously granted to Mr. Meade, and provides that vested stock options held by Mr. Meade will terminate on August 15, 2006. Under the terms of the resignation agreement, certain confidentiality and non-competition agreements contained in Mr. Meade’s employment agreement remain in effect in accordance with their terms. Those agreements provide for non-disclosure of our confidential or proprietary information and non-competition by Mr. Meade for a one-year period after his employment terminates, and for non-solicitation by him of our employees, suppliers and customers for a three-year period after his employment terminates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The table below presents information as of April 15, 2005, regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and executive officers;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our present executive officers and directors as a group.

	Beneficial
	Ownership of Shares
	Number of
Name of Stockholder	Shares(1)	Percentage
A. Emmet Stephenson, Jr.(2)(3)	3,350,882	22.9%
Steven Butler(2)(4)	—	*
Lawrence Zingale(2)(5)	40,000	*
Ed Zschau(6)	41,000	*
Al Yates(7)	3,000	*
Kay Norton(8)	3,000	*
William Meade (9)	145,000	*
Awad Asset Management(10)	779,279	5.3%
T. Rowe Price Associates (11)	2,085,900	14.3%
All Directors and Executive Officers as a group (7 persons)(12)	3,434,882	23.5%

*	Less than one percent.
(1)	Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Accordingly, share ownership in each case includes shares issuable upon exercise of outstanding options that are exercisable within 60 days after April 15, 2005. Unless otherwise indicated in the footnotes, and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.
(2)	The address of such person is c/o StarTek, Inc., 100 Garfield Street, Denver, Colorado 80206.
(3)	Mr. Stephenson is our co-founder and Chairman of our Board.
(4)	Mr. Butler is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. At April 15, 2005, he also served as our interim President and Chief Executive Officer. Excludes 75,000 shares of common stock underlying unvested options held by Mr. Butler.
(5)	Mr. Zingale is our Executive Vice President and Chief Operating Officer. Includes 40,000 shares of common stock underlying vested stock options, and excludes 70,000 shares of common stock underlying unvested options held by Mr. Zingale.
(6)	Dr. Zschau is one of our Directors. The Zschau Living Trust owns 10,000 shares of common stock. Includes 31,000 shares of common stock underlying vested stock options. Dr. Zschau’s business address is Ed Zschau Enterprises, 1310 Trinity Drive, Menlo Park, California 94025.
(7)	Dr. Yates is one of our Directors. The 3,000 shares included are shares of common stock underlying vested stock options. Dr. Yates’s business address is 1744 Hillside Drive, Fort Collins, Colorado 80524.
(8)	Ms. Norton is one of our Directors. The 3,000 shares included are shares of common stock underlying vested stock options. Ms. Norton’s business address is Room 2000 Carter Hall, Campus Box 59, University of Northern Colorado, Greeley, Colorado 80639.
(9)	Reflects options held by Mr. Meade, our former President and Chief Executive Officer. Pursuant to the terms of a resignation agreement, these options terminate on August 15, 2006.
(10)	Awad Asset Management, Inc.’s address is 250 Park Avenue, 2nd Floor, New York, New York 10177. The information regarding Awad Asset Management, Inc. is as reported by Awad Asset Management, Inc. to the Securities and Exchange Commission on Schedule 13G/A filed on January 27, 2005.
(11)	T. Rowe Price Associates, Inc.’s address is 100 East Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individuals and institutional investors [including T. Rowe Price Associates, Inc. (which owns 1,235,900 shares, representing 8.5% of the shares outstanding), and T. Rowe Price Small-Cap Value Fund, Inc. (which owns 850,000 shares, representing 5.8% of the shares outstanding),] which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The information regarding T. Rowe Price Associates, Inc. is as reported on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005.
(12)	Includes an aggregate of 179,000 shares of common stock underlying vested stock options held by our directors and executive officers.

Except as set forth in the table above, we know of no other person that beneficially owns 5% or more of our outstanding common stock.

Item 13. Certain Relationships and Related Transactions.

Registration Rights Agreement
We have entered into a registration rights agreement with Mr. Stephenson, Toni E. Stephenson, Mr. Stephenson’s wife, and certain other members of Mr. Stephenson’s family. The agreement took effect on June 9, 2004, and terminates on the earlier of (i) June 9, 2009, and (ii) when the number of shares registrable for resale under the agreement constitutes less than 10% of our common stock outstanding. Mr. Stephenson owns 3,350,882 shares, or 22.9%, of our common stock outstanding. Under the registration rights agreement, the holders of one-third or more of the registrable shares as defined in the registration rights agreement may demand that we file a registration statement under the Securities Act covering some or all of their registrable shares. We are obligated to file no more than two such demand registration statements (unless the number of shares requested to be included in a demand registration has been reduced by more than 15% by an underwriter). The filing of a demand registration statement may be subject to further delay upon the occurrence of other specified events. In addition to these demand registration rights, if we propose to register any of our equity securities under the Securities Act, other than pursuant to registration statements on Forms S-4 or S-8, the holders of registrable securities may require that we include all or a portion of their registrable securities in the registration statement and in any related underwriting. In an underwritten offering, the managing underwriter, if any, has the right, subject to specified conditions, to limit the number of registrable securities included in the offering. Registration of shares of our common stock pursuant to the rights granted to the holders of registrable securities pursuant to the registration rights agreement, and subsequent sale of such shares under the registration statement, will result in such shares becoming freely tradable without restriction under the Securities Act. In connection with demand registrations, we will bear the expenses related to such registrations to the extent we would be required to incur such expenses within 12 months or obtain substantial benefit from complying with the demand. We will bear the expenses related to registrations we file in which the selling stockholders include registrable securities, except that the selling stockholders will bear their pro-rata portion of the underwriting discounts and commissions applicable to any such registration. The selling stockholders will bear all other fees, costs and expenses of registrations under the registration rights agreement, including underwriting discounts and commissions.

The agreement also provides that, upon the occurrence of a change of control of us by merger, share exchange, stock sale or tender offer, or in the event members of the Stephenson family sell in the aggregate 15% or more of our outstanding common stock in any two-year period (subject to certain conditions) no member of the Stephenson family will accept a premium for their shares in such transactions without providing an opportunity to all our other stockholders to sell their shares (or at least the same proportionate interest as the Stephenson family proposes to sell) at the same price; provided that the Stephenson family will be free to sell shares at any time in sales registered under the Securities Act, so long as the applicable members of the Stephenson family are named as selling stockholders in the related prospectus, or in Rule 144 transactions, without restriction under this provision.

Investor Rights Agreement
We have entered into an investor rights agreement with Mr. Stephenson that took effect upon June 9, 2004, and terminates if Mr. Stephenson ceases to beneficially own at least 10% of our common stock. The agreement provides that subject to the board’s fiduciary duties under applicable law, we will nominate for election to our board of directors designees named by Mr. Stephenson representing (i) a number of directors equal to one less than a majority of the board if there are an odd number of directors, or two less than a majority if there are an even number of directors, so long as Mr. Stephenson, together with members of his family, beneficially owns 30% or more of our outstanding common stock, or (ii) one director, so long as Mr. Stephenson, together with members of his family, beneficially owns between 10% and 30% of our outstanding common stock. Mr. Stephenson’s nominees under these provisions need not be independent or meet other specific criteria, so long as a majority of the members of our board are independent under the rules of the SEC and the New York Stock Exchange. The agreement also required that we amend Article II, Section 6 of our Bylaws to provide that a holder of 10% or more of our outstanding common stock is entitled to call a special stockholders meeting. The investor rights agreement provides that so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more of our outstanding common stock, Article II, Section 6 of the Bylaws, as amended, may not be further amended by our board of directors without Mr. Stephenson’s consent.

The rights provided to Mr. Stephenson in the investor rights agreement may not be transferred to any third party other than to Mrs. Stephenson, upon the death or incompetence of Mr. Stephenson and to her estate, upon the subsequent death or incompetence of Mrs. Stephenson. Mr. Stephenson does not have the right to vote shares of stock held by other members of the Stephenson family.

Item 14. Principal Accountant Fees and Services.

The Board of Directors has appointed Ernst & Young LLP, an independent registered accounting firm, to act as our independent auditors for the year ending December 31, 2005. Ernst & Young LLP has been our auditor since the year ended June 30, 1991, and has advised us that it does not have any direct or indirect financial interest in us or any of our subsidiaries, and has not had any such interest during the past five years.

The aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2004, and 2003, were as follows:

Audit Fees. During the years ended December 31, 2004, and 2003, we paid $683,000 and $192,950, respectively, to Ernst & Young LLP for audit services. These amounts include fees associated with the annual audit of the financial statements of StarTek, Inc. and its internal control over financial reporting (which includes procedures related to the implementation of the internal control provisions set forth in Section 404 of the Sarbanes-Oxley Act of 2002). Fees for audit services also include fees for the reviews of StarTek’s Quarterly Reports on Form 10-Q, registration statements filed with the Securities and Exchange Commission (“SEC”), other SEC filings, equity or debt offerings, comfort letters and consents.

Audit-Related Fees. During the years ended December 31, 2004, and 2003, we paid $13,500 and $6,400, respectively, for audit-related services. Audit-related services principally included compliance reports issued in connection with requirements of statutory governments (for 2004) and assistance in the assessment of the impact of Section 404 of the Sarbanes-Oxley Act of 2002 (for 2003).

Tax Fees. During the years ended December, 31, 2004, and 2003, we paid $60,800 and $1,650, respectively, to Ernst & Young LLP for tax services. Tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

All Other Fees. During the years ended December, 31, 2004, and 2003, there were no fees billed or incurred related to other fees or financial information systems design and implementation.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

StarTek, Inc. (Registrant)
Date: May 2, 2005	By:	/s/ STEVEN D. BUTLER
Steven D. Butler
Executive Vice President, Chief Financial Officer, And Interim Chief Executive Officer

Index of Exhibits

Exhibits
31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.