Form 10-Q
period 2005-03-31
STARTEK INC
filed 2005-05-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Class A Common Stock, $0.01 Par Value – 14,629,311 shares as of May 2, 2005.

STARTEK, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Revenue	$54,318	$63,306
Cost of services	42,592	45,208

Gross profit	11,726	18,098
Selling, general and administrative expense	7,881	6,913

Operating profit	3,845	11,185
Net interest income and other	444	621

Income from continuing operations before income taxes	4,289	11,806
Income tax expense	1,644	4,514

Income from continuing operations	$2,645	$7,292

Discontinued Operations:
Loss from operations of discontinued operations	—	(669)
Income tax benefit	—	249

Loss on discontinued operations	—	(420)

Net income	$2,645	$6,872

Net income per share from continuing operations:
Basic	$0.18	$0.51

Diluted	$0.18	$0.49

Net income per share including discontinued operations:
Basic	$0.18	$0.48

Diluted	$0.18	$0.46

Dividends declared per common share	$0.36	$0.39

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,833	$14,609
Investments	39,259	24,785
Trade accounts receivable, less allowance for doubtful accounts of $359 and $357, respectively	36,002	51,291
Inventories, net:
Purchased components and fabricated assemblies	94	400
Finished goods	19	30

Total inventories, net	113	430
Income tax receivable	4,030	12,344
Deferred tax assets	2,259	2,875
Prepaid expenses and other current assets	2,726	2,180

Total current assets	100,222	108,514

Property, plant and equipment, net	59,545	59,760
Long term deferred tax assets	1,535	1,521
Other assets	209	224

Total assets	$161,511	$170,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,400	$7,464
Accrued liabilities:
Accrued payroll	3,884	5,950
Accrued compensated absences	4,363	4,368
Accrued health insurance	922	188
Other accrued liabilities	697	333
Current portion of long-term debt	2,602	2,580
Short-term borrowings	—	1,250
Income tax payable	2,021	1,626
Other current liabilities	147	160

Total current liabilities	20,036	23,919

Long-term debt, less current portion	4,910	5,533
Other liabilities	3,405	3,684

Total Liabilities	28,351	33,136

Stockholders’ equity:
Common stock	146	146
Additional paid-in capital	60,174	59,736
Accumulated other comprehensive income	1,151	1,815
Retained earnings	71,689	75,186

Total stockholders’ equity	133,160	136,883

Total liabilities and stockholders’ equity	$161,511	$170,019

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Operating Activities
Net income	$2,645	$6,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,267	3,085
Deferred income taxes	1,015	(266)
Net (gain) on sale of assets	(47)	—
Changes in operating assets and liabilities:
Sales of trading securities, net	2,934	91
Trade accounts receivable, net	15,289	(5,039)
Inventories, net	317	(644)
Prepaid expenses and other assets	(531)	(1,821)
Accounts payable	(2,064)	(1,698)
Income taxes receivable, net	8,793	2,928
Accrued and other liabilities	(1,265)	3,685

Net cash provided by operating activities	30,353	7,193

Investing Activities
Purchases of investments available for sale	(312,026)	(3,952)
Proceeds from disposition of investments available for sale	293,986	5,368
Purchases of property, plant and equipment	(3,500)	(2,248)
Proceeds from disposition of property, plant and equipment	25	—

Net cash used in investing activities	(21,515)	(832)

Financing Activities
Proceeds from stock option exercises	354	1,156
Principal payments on borrowings, net	(1,851)	(194)
Dividend payments	(6,142)	(5,454)
Proceeds from borrowings	—	10,000

Net cash (used in) provided by financing activities	(7,639)	5,508
Effect of exchange rate changes on cash	25	42

Net increase in cash and cash equivalents	1,224	11,911
Cash and cash equivalents at beginning of period	14,609	5,955

Cash and cash equivalents at end of period	15,833	$17,866

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$73	$47
Income taxes paid	$523	$1,587
Property, plant and equipment financed under long-term debt	—	$10,000
Change in unrealized gain on investments available for sale, net of tax	$(391)	$79

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three months ended March 31, 2005, are not necessarily indicative of operating results that may be expected during any other interim period of 2005 or the year ending December 31, 2005.

The consolidated balance sheet as of December 31, 2004, was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to consolidated financial statements and footnotes thereto included in StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated using prevailing foreign currency exchange rates as of March 31, 2005.

Stock Option Plans

We account for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Non-employee directors are treated as employees for purposes of determining stock-based compensation expense. As the exercise price of all options granted to employees and non-employee directors under our stock option plans was equal to the market price of the underlying stock on the grant date, no stock-based employee compensation cost was recognized in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards.

For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$2,645	$6,872
Stock-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards	(418)	(554)

Pro forma net income	$2,227	$6,318

Basic net income per share
As reported	$0.18	$0.48

Pro forma	$0.15	$0.44

Diluted net income per share
As reported	$0.18	$0.46

Pro forma	$0.15	$0.43

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “ (APB 25) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Under the provisions of this statement, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for the purposes of proforma disclosures (see above) either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date, and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, under FASB rules, however the Securities and Exchange Commission has deferred implementation until the first annual period beginning after December 15, 2005. We are currently evaluating the requirements of this revision and have not determined its method of adoption.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. We have not yet determined the impact, if any, FIN 47 will have on our Condensed Consolidated Financial Statements.

2. Net Income Per Share

Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2005	2004
Net income available to common shareholders from continuing operations	$2,645	$7,292

Loss from discontinued operations	—	(420)

Net income available to common shareholders including discontinued operations	$2,645	$6,872

Weighted average shares of common stock	14,623,514	14,358,046
Dilutive effect of stock options	68,195	472,587

Common stock and common stock equivalents	14,691,709	14,830,633

Basic net income (loss) per share:
Continuing operations	$0.18	$0.51
Discontinued operations	—	($0.03)

Net income per basic share	$0.18	$0.48

Diluted net income (loss) per share:
Continuing operations	$0.18	$0.49
Discontinued operations	—	($0.03)

Net income per diluted share	$0.18	$0.46

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling approximately 522,327 and 74,978 in the three months ended March 31, 2005, and 2004, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

3. Investments

As of March 31, 2005, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Corporate bonds	$33,498	$348	$(420)	$33,426
Equity securities	5,520	442	(124)	5,838

Total	$39,018	$790	$(544)	$39,264

As of December 31, 2004, investments available for sale consisted of:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$12,093	$626	$(123)	$12,596
Equity securities	8,873	397	(10)	9,260

Total	$20,966	$1,023	$(133)	$21,856

As of March 31, 2005, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value
Corporate bonds maturing within:
One year or less	$25,848	$25,788
Two to five years	7,650	7,638
More than five years	—	—

	$33,498	$33,426
Equity securities	5,520	5,838

Total	$39,018	$39,264

As of March 31, 2005, equity securities primarily consisted of publicly traded common stock of domestic companies and equity mutual funds. We had no investments at March 31, 2005, or December 31, 2004, that had carried unrealized losses for longer than twelve months.

We were invested in trading securities which, in the aggregate, had an original cost and fair market value at March 31, 2005, of $(5.8) and $(5.0) respectively. At March 31, 2005, trading securities consisted of one option contract sold. As of December 31, 2004, we were invested in trading securities, which, in the aggregate, had an original cost and fair market value of $2,054 and $2,929, respectively. Trading securities were historically held to meet short-term investment objectives and consisted of alternative investment partnerships and option contracts. At March 31, 2005, we had sold put options for a total of 4,500 shares of US equity securities and classified these option contracts as trading securities. These options expired on April 16, 2005 with no material impact on our condensed consolidated financial statements. Historically, options have been an immaterial part of our overall investment portfolio. We expect options will continue to be an immaterial part of our overall risk management approach in the future.

From time to time, we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate such options as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Our risk of loss in the event of nonperformance by any party is not considered substantial. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options, if held in our investment portfolio, could have a material adverse effect on our portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies.

4. Principal Clients

The following table represents revenue concentrations of our principal clients:

	Three Months
	Ended March 31,
	2005	2004
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	55.6%	44.7%
T-Mobile, a subsidiary of Deutsche Telekom	21.1%	28.8%
AT&T Corp.	11.4%	10.7%

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. AT&T Wireless Services, Inc. has been acquired by Cingular Wireless, LLC. The term of our agreement with Cingular Wireless, LLC has been extended to December 2006.

In the three months ended March 31, 2004, revenue from Microsoft accounted for 10.2% of our total revenue. For the three months ended March 31, 2005, Microsoft was an insignificant portion of our total revenue. We anticipate that the supply chain management services we provide to Microsoft will continue to decline in 2005 and remain an insignificant portion of our overall revenue in subsequent years.

To limit our credit risk, management performs ongoing credit evaluations of its clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2005.

5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. Comprehensive income for the three months ended March 31, 2005, and 2004, was:

	Three Months Ended
	March 31,
	2005	2004
Net income	2,645	$6,872
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(274)	(119)
Unrealized gain (loss) on investments available for sale, net of tax	(390)	79

Comprehensive income	1,981	$6,832

6. Discontinued Operations

On September 30, 2004, we sold StarTek Europe, Ltd. (“StarTek Europe”), our operating subsidiary in the United Kingdom (“U.K.”) which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among us, StarTek Europe and Taelus Limited, a U.K. company. Pursuant to the terms of the Share Purchase Agreement, we made a capital contribution to StarTek Europe immediately prior to completion of the transaction, in the form of a cash payment of $450, a contribution of intercompany debt of $2,824 owed to us by StarTek Europe and additional cash of $200 contributed to fund operations, which offset a negative investment in StarTek Europe of $1,608. Following these transactions, we conveyed all of the issued and outstanding capital stock of StarTek Europe to Taelus Limited, together with another cash payment of $450.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated as of March 31, 2005.

All statements contained in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, loss of our principal clients, concentration of our client base in a few select industries, consolidation of our clients’ businesses, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks relating to fluctuations in the value of our investment securities portfolio, risks associated with advanced technologies, inability to grow our business, inability to effectively manage growth, dependence on qualified employees and key management personnel, potential future declines in revenue, lack of a significant international presence, and risks relating to conducting business in Canada. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our annual report on Form

10-K for the year ended December 31, 2004, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Executive Overview

We are a leading provider of business process outsourced services, which consist of business process management and supply chain management services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Our supply chain management services include packaging, fulfillment, marketing support and logistics services. Currently, we provide services from 17 operational facilities, not including our corporate headquarters, totaling over one million square feet in the United States of America and Canada.

We have developed expertise in serving clients in technically-oriented industries which are characterized by rapid growth, complex and evolving product offerings and large customer bases. Our primary clients are in the telecommunications industry, but we also serve clients in the computer software and hardware, consumer products, cable TV, entertainment, utility, internet, and e-commerce industries. We have a strategic partnership philosophy through which we assess each of our clients’ needs and together with our clients, develop and implement customized outsourced services. We strive to continuously expand our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. We intend to capitalize on a growing trend toward outsourcing by focusing on potential clients in additional industries, such as financial services and health care, that could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services.

We have achieved organic growth in our operations as measured by the number of our business process outsourcing facilities, customers, employees, volume and revenue. The principal elements of our growth strategy are to:

•	use our expertise in complex process management to address untapped opportunities,

•	strengthen strategic partnerships and long-term relationships with existing clients,

•	expand our client base in new vertical markets,

•	maintain a disciplined approach to expansion, and

•	explore international opportunities.

We believe that this growth strategy will enable us to remain an effective competitor in the business process management services industry for the foreseeable future.

The results of our operations for the first quarter of 2005 reflect a continued decline in our supply chain management services and changing margins in our business process management services. Our business process management margins decreased during the first three months of 2005 when compared with the same period in the prior year as a result of a greater portion of client volume billed at lower rates, excess call center capacity and unfavorable foreign exchange rates in the quarter. This decrease, when coupled with a decline in our supply chain management services business, resulted in a $4.7 million decrease in earnings from continuing operations year-over-year.

While earnings for the first quarter were lower than in the prior year, we remained profitable and generated approximately $30.4 million in cash from operating activities. Our working capital, defined as current assets less current liabilities, was approximately $80.2 million as of March 31, 2005, compared to approximately $84.6 million as of December 31, 2004.

We provided business process management services from two facilities in Hartlepool, England through our operating subsidiary, StarTek Europe, Ltd., until September 30, 2004, when this subsidiary was sold to a third party. The results of operations from StarTek Europe, Ltd. have been reported as discontinued operations for the three-month period ended March 31, 2004, but do not impact the three month period ended March 31, 2005.

Results of Operations

The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations:

	Three Months Ended March 31
	2005		2004
Revenue	$54.3	100.0%	$63.3	100.0%
Cost of services	42.6	78.4	45.2	71.4

Gross profit	11.7	21.6	18.1	28.6
Selling, general and administrative expenses	7.9	14.5	6.9	10.9

Operating profit	3.8	7.1	11.2	17.7
Net interest income and other	0.4	0.8	0.6	1.0

Income from continuing operations before income taxes	4.2	7.9	11.8	18.7
Income tax expense	1.6	3.0	4.5	7.2

Income from continuing operations	2.6	4.9	7.3	11.5
Loss on discontinued operations	—	—	(0.4)	0.6

Net income	$2.6	4.9%	$6.9	10.9%

Revenue. Revenue decreased nearly $9.0 million, or 14.2%, during the three months ended March 31, 2005, when compared with the same period in the prior year. Contributing to the decrease in our revenue was a decline of approximately $7.0 million in our supply chain management services related primarily to a decline in services provided to Microsoft. We expect this decline to continue in 2005 such that supply chain management services may become an insignificant portion of our overall revenue in the future. For three months ended March 31, 2005, supply chain management revenue was approximately $1 million. The remaining $2.0 million decrease in revenue was driven by a decline in call volume and revenue mix with one of our major business process management clients during the first quarter of 2005 versus 2004, when this client produced higher than normal call volume. Partially offsetting this decrease was an increase in revenue due to new business that was not present in the first quarter of 2004 and an increase in volume on our contract with our largest wireless communications client. Business process management revenue totaled approximately $53 million during the three months ended March 31, 2005, and comprised nearly 98% of consolidated revenue versus 88% in the same period of the prior year.

Cost of Services and Gross Profit. During the three months ended March 31, 2005, cost of services declined approximately $2.6 million, or 5.8%, when compared with the same period in 2004. We also experienced a decrease in our gross profit percentage for the first quarter from 28.6% in 2004 to 21.6% in 2005. This decline in gross profit was attributable to a greater portion of client volume billed at lower rates, excess call center capacity, continuing decreases in revenue and margins in our supply chain management platform, and unfavorable foreign exchange rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14.0% during the three months ended March 31, 2005, when compared with the same period in the prior year. As a percentage of revenue, selling, general and administrative expenses increased from 10.9% for the three months ended March 31, 2004, to 14.5% for the three months ended March 31, 2005. This increase was primarily due to costs associated with reductions in staff, recurring fixed costs of new call centers opened in 2004, expenses related to investments in information technology infrastructure and costs associated with Sarbanes-Oxley Act of 2002.

Operating Profit. Operating profit for the three months ended March 31, 2005, decreased $7.4 million from the same period in the prior year. As a percentage of revenue, operating profit decreased from 17.7% during the first quarter of 2004 to 7.1% during the first quarter of 2005, primarily due to product mix, pricing, recurring fixed costs associated with new call centers and information technology and non-recurring expenses incurred as a result of reductions in staff, as discussed above.

Net Interest Income and Other. Net interest and other income decreased approximately $0.2 million during the first three months of 2005 when compared to the same period in 2004 primarily due to fluctuations in interest income on investments as a result of market conditions.

Income from Continuing Operations Before Income Taxes. Income before income taxes decreased $7.6 million during the first quarter of 2005 when compared with the same period in the prior year, driven by lower operating profit, as discussed above.

Income Tax Expense. On a dollar basis, income tax expense for the three month period ended March 31, 2005, was nearly $2.9 million lower than during the same period in 2004. However, our effective tax rate remained relatively constant at approximately 38% year-over-year.

Discontinued Operations. On September 30, 2004, we sold StarTek Europe, Ltd. (StarTek Europe), our operating subsidiary in the United Kingdom, which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among us, StarTek Europe and Taelus Limited, a third party. See Item 1, Footnote 6 to our Condensed Consolidated Financial Statements, Discontinued Operations, for a more complete discussion of this transaction. We incurred losses on this business of approximately $0.7 million, or $0.4 million net of tax for the three month period ended March 31, 2004.

Net Income. Net income for the three months ended March 31, 2005, decreased $4.3 million to $2.6 million from the same period in 2004 as a result of the factors discussed above.

Liquidity and Capital Resources

Since our initial public offering in 1997, we have financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash relate to capital expenditures to upgrade our existing information technologies, the payment of dividends, and investments in our facilities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be significantly impacted by a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

In 2005, we plan to use our capital expenditures primarily for our information technology infrastructure. Our actual capital expenditures for 2005 may vary depending on what infrastructure we will require in 2005 in order to give quality service to our customers. We believe our existing facilities are adequate for our current operations, but capacity expansion may be required to support our future growth. Management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients. Our anticipated investment in information technology infrastructure is geared toward remaining competitive in our current business, acquiring additional functionalities necessary for us to be able to compete for new business, and refreshing our current technology.

Net Cash provided by Operating Activities We experienced a significant increase in net cash provided by operating activities during the first quarter of 2005. This increase, totaling nearly $23.2 million, was largely attributable to a large decrease in accounts receivable during the first three months of 2005. The decrease in accounts receivable was driven by more efficient receivables collections in 2005 than in the prior year coupled with an unusually high receivables balance at December 31, 2004, resulting from higher seasonal sales and timing of payments from our customers. Also contributing to the year-over-year increase in operating activities was a decrease in net taxes receivable, which was attributable to an $8 million tax refund resulting from an overpayment of estimated tax liability as of December 31, 2004, and an increase in sales of trading securities, as a result of a change in our investing approach, described more fully in the section entitled “Net Cash used in Investing Activities.”

Partially offsetting the aforementioned increases in net cash provided by operating activities were decreases in net income and accrued liabilities. The decrease in accrued liabilities was driven by decreases in accrued payroll, which is largely the result of differences in timing of payments.

Net Cash used in Investing Activities Net cash used in investing activities increased nearly $20.7 million during the three months ended March 31, 2005, versus the same period in 2004. This increase was driven primarily by a $19.5 million change year-over-year in net available for sale investment purchases. We experienced more activity related to our purchases and sales of available for sale investments during the first quarter of 2005 than during the first quarter of 2004 as a result of a change in our approach to investing, wherein we began to invest in more short-term investment instruments, partially in response to market conditions.

Net Cash (used in) provided by Financing Activities Net cash used in financing activities of $7.6 million during the three month period ended March 31, 2005, represented a $13.1 million change from the $5.5 million of cash provided by financing activities during the three month period ended March 31, 2004. Excluding the $10.0 million in proceeds we received during the first quarter of 2004 as a result of a new secured equipment loan (described more fully below), net cash used in financing activities increased $3.1 million during the first quarter of 2005 compared with the same period the prior year. This increase was driven by a $1.2 million repayment of amounts outstanding on our $10.0 million unsecured credit line, an increase in dividends paid from $0.38 per share during the first quarter of 2004 to $0.42 per share during the first quarter of 2005, and lower proceeds from stock option exercises in 2005.

Outstanding Debt In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224,228. The loan is secured by certain furniture, telephone and computer equipment.

We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank West, N.A. which we use to finance regular, short-term operating expenses. Borrowings under this line of credit bear interest at the bank’s prime rate minus 1%, which was 3.75% as of March 31, 2005. Interest expense associated with this facility totaled $1,553 in the first quarter of 2005. Under this line of credit, we are not permitted to post net losses in any two consecutive quarterly periods. In addition, we were required to have a minimum tangible net worth of $80.0 million as of December 31, 2003. At the close of each subsequent fiscal year, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal year plus 25% of net income (if positive) for that year. We may not pay dividends in an amount that would cause a failure to meet our financial covenants. This line of credit is renewed every year at the option of Wells Fargo and is up for renewal in June 2005. As of March 31, 2005, and the date of this Form 10-Q, we were in compliance with the covenants pertaining to the unsecured line of credit and no amount was outstanding under this line of credit.

Dividend Information We paid a cash dividend of $0.42 per share, aggregating $6.1 million, on February 24, 2005. On May 6, 2005, we declared a dividend of $0.36 per share, aggregating approximately $5.3 million, payable May 24, 2005, to holders of record on May 11, 2005. We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions.

Contractual Obligations Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities, debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of March 31, 2005:

				More
	Less Than	Years Two	Four to	than Five
	One Year	and Three	Five Years	Years	Total
		(Dollars in thousands)
Long-term debt(1)	$2,602	$4,910	$—	$—	$7,512
Operating leases(2)	3,469	6,564	4,689	3,743	18,465
Purchase obligations(3)	7,637	10,584	220	—	18,441

Total contractual obligations	$13,708	$22,058	$4,909	$3,743	$44,418

(1)	Long-term debt consists of a $10.0 million 3.65% fixed rate equipment loan, the balance of which was $7.5 million at March 31, 2005, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2) We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

Other Factors impacting liquidity Effective November 4, 2004, our Board of Directors authorized purchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Timing and amounts of repurchases will be at the discretion of our management and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Any repurchases will be made in accordance with Securities and Exchange Commission rules.

Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. The following table represents revenue concentrations of our principal clients:

	Three Months
	Ended March 31,
	2005	2004
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	55.6%	44.7%
T-Mobile, a subsidiary of Deutsche Telekom	21.1%	28.8%
AT&T Corp	11.4%	10.7%

These client relationships are further discussed in Item 1, Footnote 4, Principal Clients. To limit our credit risk, management performs ongoing credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2005.

Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.

Variability of Quarterly Operating Results

Our business has been seasonal and is at times conducted in support of product launches for new and existing clients. Historically, our revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of our clients’ marketing programs and product launches, which are typically geared toward the holiday buying season. Due to our decreasing reliance on revenue from supply chain management services and growth in our business process management services, we do not anticipate that this same pattern will hold true in 2005. For 2005, we anticipate lower variations in quarterly revenue than has historically been the case. Moreover, our revenue and operating results for the three months ended March 31, 2005, are not necessarily indicative of revenue or operating results that may be experienced in future periods. However, we have experienced and expect to continue to experience some quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients’ businesses; (v) cyclical nature of certain high technology clients’ businesses; and (vi) changes in the amount and growth rate of revenue generated from the our principal clients.

Critical Accounting Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results may vary significantly from the estimates we have applied.

Our critical accounting estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, with the exception of our estimates surrounding our health care insurance, as discussed below. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2004, for a complete description of our Critical Accounting Estimates.

As of January 1, 2005, we changed our employee health care insurance coverage from a fully-insured to a self-insured plan. As such, our liability balance of $188 thousand as of December 31, 2004, reflected accrued premiums due to our fully insured health care provider. As of March 31, 2005, our liability balance increased to $922 thousand reflecting an estimate of the liability amount that we consider to be appropriate given industry statistics, our employee base, expert opinion and management judgment. Our actual liability under these plans may differ significantly from this estimate.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The following discusses our exposure to market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates as of March 31, 2005. All of our investment decisions are supervised or managed by our Chairman of the Board of Directors. Our investment portfolio policy, as approved and modified by our Board of Directors from time to time, provides for, among other things, investment objectives and portfolio allocation guidelines. This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

Interest Rate Sensitivity and Other General Market Risks

Cash and Cash Equivalents. At March 31, 2005, we had $15.8 million in cash and cash equivalents, which consisted of: (i) $6.6 million invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 2.02%; and (ii) $9.2 million in various non-interest bearing accounts. Cash and cash equivalents are not restricted. We paid a cash dividend to stockholders of $0.42 per share, aggregating $6.1 million, in February 2005. On May 6, 2005, we declared a dividend of $0.36 per share, aggregating approximately $5.3 million, payable May 24, 2005, to holders of record on May 11, 2005. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

Outstanding Debt. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on us. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. For example, we may from time to time effect borrowings under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1%, which was 3.75% as of March 31, 2005. As of March 31, 2005, we were in compliance with the financial covenants pertaining to the line of credit, and no balance was outstanding under the line of credit. In the past, we have not hedged against interest rate changes, nor were these amounts hedged at March 31, 2005. This line of credit is renewed every year at the option of Wells Fargo and is up for renewal in June 2005.

Investments Available for Sale. At March 31, 2005, we had investments available for sale which, in the aggregate, had a basis and fair market value of $39.0 million and $39.3 million, respectively. At March 31, 2005, investments available for sale generally consisted of investment-grade and non investment-grade corporate bonds, convertible bonds, mutual funds and common stock. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on our equity investments. Also, prices of common stocks we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse general economic conditions. At times we have partially hedged against some equity price changes; however, our hedging activities do not provide material protection against price fluctuations in securities we hold in our investment portfolio. At March 31, 2005, we had no option contracts that were classified as investments held for sale.

From time to time we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate such options as hedging instruments pursuant to SFAS No. 133.

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

The table below provides information as of March 31, 2005, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average	Expected Maturity Date
	Interest	-Basis-
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value
				(Dollars in thousands)
Corporate bonds	3.38%	$25,848						$25,848	$25,788
Corporate bonds	7.73%		$4,015					$4,015	$4,207
Corporate bonds	9.68%			$1,989				$1,989	$2,145
Corporate bonds	8.80%					$1,646	—	$1,646	$1,286

Total	4.54%	$25,848	$4,015	$1,989	$—	$1,646	$—	$33,498	$33,426

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

Trading Securities. We were invested in trading securities which, in the aggregate, had an original cost and fair market value at March 31, 2005, of $(5.8) thousand and $(5.0) thousand, respectively. At March 31, 2005, trading securities consisted of an option contract sold. Trading securities were historically held to meet short-term investment objectives and consisted of alternative investment partnerships and option contracts. Our exposure relating to call options we write on securities we do not hold in our investment portfolio increases as the value of the underlying security increases, and therefore is technically unlimited. At March 31, 2005, we had sold put options for a total of 4,500 shares of US equity securities and classified these option contracts as trading securities. These options expired on April 16, 2005 with no material impact on our condensed consolidated financial statements.

We do not consider the risk of loss regarding our current investments in the event of nonperformance by any party to be substantial. Due to the potential limited liquidity of some of these instruments, the most recently traded price may be different from values that might be realized if we were to sell or close out the transactions. Management does not believe such differences are substantial to our results of operations, financial condition, or liquidity. A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investments in limited partnerships, and/or call and put options, if held in our investment portfolio, could have a material adverse effect on our portfolio of trading securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse economic conditions generally.

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

A total of 38% of our expenses for the quarter ended March 31, 2005, were paid in Canadian dollars. Our U.S. and Canadian operations generate revenues denominated in U.S. dollars. During the first quarter of 2005 , we entered into Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $24.9 million Canadian dollars at an average price in U.S. dollars of $20.3 million to hedge our foreign currency risk. During the quarter ended March 31, 2005, we recorded a gain of approximately $28 thousand for the settled Canadian dollar forward contracts in our consolidated statements of operations. As of March 31, 2005, we have no derivative assets or liabilities associated with foreign exchange contracts. In April 2005, we entered into several Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $17.7 million Canadian dollars to be delivered periodically through June 23, 2005 at a price of no more than U.S. $14.6 million and no less than U.S. $13.8 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchased contracts. These hedges had no material impact on our first quarter 2005 results.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.4	Severance agreement between StarTek, Inc. and William E. Meade, Jr. (P)

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ STEVEN D. BUTLER Steven D. Butler	Executive Vice President, Chief Financial Officer, and Interim Chief Executive Officer (Principal Executive Officer)	Date: May 10, 2005

/s/ RODD E. GRANGER Rodd E. Granger	Vice President of Finance (Principal Accounting Officer)	Date: May 10, 2005

Exhibit Index

Exhibit No.	Description
10.4	Severance agreement between StarTek, Inc. and William E. Meade, Jr. (P)

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)