Form 10-Q/A
period 2005-03-31
STARTEK INC
filed 2005-05-31
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Class A Common Stock, $0.01 Par Value – 14,629,311 shares as of May 23, 2005.

EXPLANATORY NOTE

This amendment No. 1 to Form 10-Q for the three-month period ended March 31, 2005, is being filed solely for the purpose of filing Exhibit 10.4 electronically. This exhibit was provided to the Securities and Exchange Commission in manual format in a timely manner using a temporary hardship exemption under Form SE for submission of paper format exhibits by electronic filers. Exhibit 10.4, Severance Agreement between StarTek, Inc. and William E. Meade, Jr. is hereby filed electronically with this amendment.

No other changes have been made to our Form 10-Q for the three-month period ended March 31, 2005, as filed on May 10, 2005.

Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
Severance Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Description

10.4	Severance agreement between StarTek, Inc. and William E. Meade, Jr.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

May 31, 2005

StarTek, Inc.
(Registrant)

By:	/s/ STEVEN D. BUTLER

Steven D. Butler
President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description

10.4	Severance agreement between StarTek, Inc. and William E. Meade, Jr.

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002