Form 10-Q
period 2005-06-30
STARTEK INC
filed 2005-08-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Common Stock, $0.01 Par Value — 14,631,091 shares as of August 1, 2005.

STARTEK, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$53,193	$63,270	$107,511	$126,576
Cost of services	41,617	46,393	84,209	91,601

Gross profit	11,576	16,877	23,302	34,975
Selling, general and administrative expenses	6,717	6,876	14,598	13,789

Operating profit	4,859	10,001	8,704	21,186
Net interest (expense) income and other	(407)	1,152	37	1,773

Income from continuing operations before income taxes	4,452	11,153	8,741	22,959
Income tax expense	1,809	4,278	3,453	8,792

Income from continuing operations	$2,643	$6,875	$5,288	$14,167

Discontinued operations:
Loss from operations of discontinued operations	—	(681)	—	(1,350)
Income tax benefit	—	267	—	516

Loss on discontinued operations	—	(414)	—	(834)

Net income	$2,643	$6,461	$5,288	$13,333

Earnings per share from continuing operations:
Basic	$0.18	$0.48	$0.36	$0.98

Diluted	$0.18	$0.47	$0.36	$0.96

Earnings per share including discontinued operations:
Basic	$0.18	$0.45	$0.36	$0.93

Diluted	$0.18	$0.44	$0.36	$0.90

Dividends declared per common share	$0.36	$0.40	$0.72	$0.79

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,703	$14,609
Investments	38,678	24,785
Trade accounts receivable, less allowance for doubtful accounts of $226 and $357, respectively	44,181	51,291
Inventories, net:
Purchased components and fabricated assemblies	480	400
Finished goods	19	30

Total inventories, net	499	430
Income tax receivable	4,030	12,344
Deferred tax assets	3,608	2,875
Prepaid expenses and other current assets	2,810	2,180

Total current assets	100,509	108,514

Property, plant and equipment, net	57,835	59,760
Long-term deferred tax assets	1,784	1,521
Other assets	206	224

Total assets	$160,334	$170,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,220	$7,464
Accrued liabilities:
Accrued payroll	4,986	5,950
Accrued compensated absences	4,245	4,368
Accrued health insurance	445	188
Other accrued liabilities	755	333
Current portion of long-term debt	2,624	2,580
Short-term borrowings	880	1,250
Income tax payable	3,223	1,626
Other current liabilities	109	160

Total current liabilities	22,487	23,919

Long-term debt, less current portion	4,281	5,533
Long-term income tax payable	1,363	1,962
Other liabilities	1,640	1,722

Total liabilities	29,771	33,136

Stockholders’ equity:
Common stock	146	146
Additional paid-in capital	60,270	59,736
Accumulated other comprehensive income	1,082	1,815
Retained earnings	69,065	75,186

Total stockholders’ equity	130,563	136,883

Total liabilities and stockholders’ equity	$160,334	$170,019

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income	$5,288	$13,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,460	6,364
Deferred income taxes	(539)	(215)
Realized loss (gain) on investments	747	(1,072)
Loss (gain) on sale of assets	(66)	3
Changes in operating assets and liabilities:
Sales of trading securities, net	2,929	(113)
Trade accounts receivable, net	7,110	2,725
Inventories, net	(69)	(856)
Prepaid expenses and other assets	(612)	(2,367)
Accounts payable	(2,244)	(537)
Income taxes receivable, net	9,358	(4,400)
Accrued and other liabilities	(540)	2,708

Net cash provided by operating activities	27,822	15,573

Investing Activities
Purchases of investments available for sale	(515,736)	(11,479)
Proceeds from disposition of investments available for sale	497,160	15,609
Purchases of property, plant and equipment	(4,882)	(6,087)
Proceeds from disposition of property, plant and equipment	57	—

Net cash used in investing activities	(23,401)	(1,957)

Financing Activities
Proceeds from stock option exercises	488	1,963
Principal payments on borrowings	(2,458)	(778)
Dividend payments	(11,409)	(11,083)
Proceeds from borrowings	880	10,000

Net cash (used in) provided by financing activities	(12,499)	102
Effect of exchange rate changes on cash	172	117

Net (decrease) increase in cash and cash equivalents	(7,906)	13,835
Cash and cash equivalents at beginning of period	14,609	5,955

Cash and cash equivalents at end of period	$6,703	$19,790

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$138	$136
Income taxes paid	$2,886	$12,886
Property, plant and equipment financed under long-term debt	—	$10,000
Change in unrealized gain on investments available for sale, net of tax	$(621)	$(577)
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and six months ended June 30, 2005, are not necessarily indicative of operating results that may be expected during any other interim period of 2005 or the year ended December 31, 2005.
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
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated using prevailing foreign currency exchange rates as of June 30, 2005.
Certain reclassifications have been made to 2004 information to conform to 2005 presentation.
Stock Option Plans
We account for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (APB 25). Non-employee directors are treated as employees for purposes of determining stock-based compensation expense. Typically, the exercise price of all options granted to employees and non-employee directors under our stock option plans is equal to the market price of the underlying stock on the grant date, therefore no stock-based employee compensation cost is recognized in net income. However, during the six months ended June 30, 2005, we made a modification to a previously existing option agreement which, under APB 25, required us to recognize an immaterial amount of compensation cost in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards.

For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$2,643	$6,461	$5,288	$13,333
Stock-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(156)	(582)	(574)	(1,136)

Pro forma net income	$2,487	$5,879	$4,714	$12,197

Basic earnings per share
As reported	$0.18	$0.45	$0.36	$0.93

Pro forma	$0.17	$0.41	$0.32	$0.85

Diluted earnings per share
As reported	$0.18	$0.44	$0.36	$0.90

Pro forma	$0.17	$0.40	$0.32	$0.82

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “ (APB 25) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Under the provisions of this statement, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for the purposes of pro forma disclosures (see above) either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date, and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the requirements of this revision and have not determined its method of adoption.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, and early adoption is allowed. We have not yet determined the impact, if any, FIN 47 will have on our Condensed Consolidated Financial Statements.

2. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common shareholders from continuing operations	$2,643	$6,875	$5,288	$14,167

Loss from discontinued operations	—	(414)	—	(834)

Net income	$2,643	$6,461	$5,288	$13,333

Weighted average shares of common stock	14,629,390	14,440,457	14,626,468	14,399,251
Dilutive effect of stock options	29,151	341,988	69,307	410,608

Common stock and common stock equivalents	14,658,541	14,782,445	14,695,775	14,809,859

Basic net income (loss) per share:
Continuing operations	$0.18	$0.48	$0.36	$0.98
Discontinued operations	—	$(0.03)	—	$(0.05)

Net income per basic share	$0.18	$0.45	$0.36	$0.93

Diluted net income (loss) per share:
Continuing operations	$0.18	$0.47	$0.36	$0.96
Discontinued operations	—	$(0.03)	—	$(0.06)

Net income per diluted share	$0.18	$0.44	$0.36	$0.90

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling approximately 665,050 and 153,910 in the three months ended June 30, 2005, and 2004, respectively, and 468,054 and 100,844 for the six months ended June 30, 2005, and 2004, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
3. Investments
     As of June 30, 2005, investments available for sale consisted of:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$35,334	$10	$(81)	$35,263
Equity securities	3,466	55	(106)	3,415

Total	$38,800	$65	$(187)	$38,678

     As of December 31, 2004, investments available for sale consisted of:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$12,093	$626	$(123)	$12,596
Equity securities	8,873	397	(10)	9,260

Total	$20,966	$1,023	$(133)	$21,856

As of June 30, 2005, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value
Corporate bonds maturing within:
One year or less	$34,839	$34,759
Two to five years	495	504
More than five years	—	—

	$35,334	$35,263

Equity securities	3,466	3,415

Total	$38,800	$38,678

As of June 30, 2005, equity securities primarily consisted of publicly traded common stock of domestic companies and equity mutual funds. We had no investments at June 30, 2005, or December 31, 2004, that had carried unrealized losses for longer than twelve months.
As of December 31, 2004, we were invested in trading securities, which, in the aggregate, had an original cost and fair market value of $2,054 and $2,929, respectively. No trading securities were held as of June 30, 2005. Trading securities were historically held to meet short-term investment objectives and consisted of alternative investment partnerships and option contracts. As of June 30, 2005, we held no option contracts. Historically, options have been an immaterial part of our overall investment portfolio. We expect options will continue to be an immaterial part of our overall risk management approach in the future.
From time to time, we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate such options as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
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
4. Principal Clients
The following table represents revenue concentrations of our principal clients:

	Three Months		Six Months
	Ended June 30,		Ended June 30
	2005	2004	2005	2004
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	52.5%	41.8%	54.1%	43.2%
T-Mobile, a subsidiary of Deutsche Telekom	22.6%	26.6%	21.8%	27.7%
AT&T Corp.	11.2%	10.4%	11.3%	10.5%
AT&T Wireless Services, Inc. has been acquired by Cingular Wireless, LLC. The term of our agreement with Cingular Wireless, LLC has been extended to December 2006.
In the three and six months ended June 30, 2004, revenue from Microsoft accounted for 9.9% and 10.0% of our total revenue from continuing operations, respectively. For the three and six months ended June 30, 2005, Microsoft was an insignificant portion of our total revenue. We anticipate that the supply chain management services we provide to Microsoft will continue to decline in 2005 and remain an insignificant portion of our overall revenue in subsequent years.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management performs ongoing credit evaluations of its clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2005.
5. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,643	$6,461	$5,288	$13,333
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	162	(192)	(112)	(311)
Unrealized gain (loss) on available for sale securities, net of tax	(231)	(656)	(621)	(577)

Comprehensive income	$2,574	$5,613	$4,555	$12,445

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
7. Debt
On June 29, 2005, we amended and renewed our Revolving Line of Credit agreement with Wells Fargo Bank, NA (the Bank). The amendment extends the last day under which the Bank will make advances under the Line of Credit to June 30, 2007. Covenants pertaining to this debt agreement also changed as a result of the amendment, such that:
•	we must have had a tangible net worth of $90,000 at December 31, 2004,

•	we must generate net profit after tax of one dollar on a rolling four quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. At the close of each subsequent quarter, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive).

•	the outstanding principal balance of the Note bears interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR, and

•	interest is payable on a monthly basis.
Our maximum borrowings under this agreement must not exceed $10,000. As of June 30, 2005, we had $850 outstanding under this line of credit.
8. Subsequent Event
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The complaints allege that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On July 28, 2005, the court entered an order allowing the plaintiffs to file a single consolidated and amended complaint up to 60 days after the appointment of a lead plaintiff in the case, and allowing us up to 60 days following the filing of the amended complaint in which to file an answer.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to its defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. As of August 8, 2005, we had incurred an immaterial amount of legal fees in defense of these claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated as of June 30, 2005.
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
Executive Overview
We are a leading provider of business process outsourced services, which consist of business process management and supply chain management services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Our supply chain management services include packaging, fulfillment, marketing support and logistics services. Currently, we provide services from 16 operational facilities, not including our corporate headquarters, totaling over one million square feet in the United States of America and Canada.
We have developed expertise in serving clients in technically-oriented industries which are characterized by rapid growth, complex and evolving product offerings and large customer bases. Our primary clients are in the telecommunications industry, but we also serve clients in the computer software and hardware, consumer products, cable TV, entertainment, internet, and e-commerce industries. We have a strategic partnership philosophy through which we assess each of our clients’ needs and together with our clients, develop and implement customized outsourced services. We strive to continuously expand our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. We intend to capitalize on a growing trend toward outsourcing by focusing on potential clients in additional industries that could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services.
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
The results of our operations for the second quarter of 2005 reflect a continued decline in our supply chain management services and changing margins in our business process management services. Supply chain management services accounted for approximately

70% of the decline in revenue during the quarter ended June 30, 2005, when compared to the same quarter in 2004. This service line continues to become a smaller portion of our total revenue, and we expect this trend to continue going forward. Margin in our business process management services was adversely impacted by changes in revenue mix both for the second quarter and year-to-date as we were affected by lower volumes in higher margin services and by our tiered pricing structure with our largest client, in addition to other factors. Largely as a result of these factors, our earnings declined $3.9 million and $8.0 million for the quarter and year-to-date ended June 30, 2005, respectively, when compared with the same periods in the prior year.
While overall cash decreased during the six month period ended June 30, 2005, we generated cash flows from operating activities of $27.8 million during this period. Working capital, defined as current assets less current liabilities, declined to $78.0 million as of June 30, 2005, from $84.6 million at December 31, 2004.
We provided business process management services from two facilities in Hartlepool, England through our operating subsidiary, StarTek Europe, Ltd., until September 30, 2004, when this subsidiary was sold to a third party. The results of operations from StarTek Europe, Ltd. have been reported as discontinued operations for the three- and six-month periods ended June 30, 2004, but do not impact the three- and six-month periods ended June 30, 2005.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Revenue	$53.2	100.0%	$63.3	100.0%	$107.5	100.0%	$126.6	100.0%
Cost of services	41.6	78.2	46.4	73.3	84.2	78.3	91.6	72.4

Gross profit	11.6	21.8	16.9	26.7	23.3	21.7	35.0	27.6
Selling, general and administrative expenses	6.7	12.6	6.9	10.9	14.6	13.6	13.8	10.9

Operating profit	4.9	9.2	10.0	15.8	8.7	8.1	21.2	16.7
Net interest income and other	(0.5)	(0.9)	1.2	1.9	0.1	0.1	1.8	1.4

Income before income taxes from continuing operations	4.4	8.3	11.2	17.7	8.8	8.2	23.0	18.2
Income tax expense	1.8	3.4	4.3	6.8	3.5	3.3	8.8	7.0

Net income from continuing operations	2.6	4.9	6.9	10.9	5.3	4.9	14.2	11.2
Loss on discontinued operations	—	—	(0.4)	(0.6)	—	—	(0.9)	(0.7)

Net income	$2.6	4.9%	$6.5	10.3%	$5.3	4.9%	$13.3	10.5%

Revenue. Revenue decreased approximately $10.1 million, or 15.9%, for the three months ended June 30, 2005, when compared with the three months ended June 30, 2004. This was primarily driven by a downturn in our supply chain management services, representing over 70% of the overall decline. The majority of this decline was the result of a decline in services provided to Microsoft. We expect this decline to continue in 2005 such that supply chain management services will become an increasingly less significant portion of our overall revenue in the future. For the quarter ended June 30, 2005, supply chain management services constituted $2.2 million of our consolidated revenue. An overall shift in revenue mix with our second largest client in our business process management services also contributed to the reduction in revenue as volume shifted from higher priced services to lower priced and margin services. Partially offsetting this decline was increased revenue from our largest business process management services client due to increased volume.
On a year to date basis, our consolidated 2005 revenue decreased 15.1%, or $19.1 million, from $126.6 million in 2004. Driving this decrease was a decline of nearly $14.0 million in our supply chain management services revenue, due in large part to the decline in services provided to Microsoft, as explained above. Our business process management services revenue, which accounted for approximately 97% of our consolidated revenue year-to-date, declined approximately $5.0 million for the six months ended June 30, 2005, when compared with the same period in the prior year due in large part to the unfavorable shift in revenue mix on our second largest client, as described above. This decline was partially offset by a 6.2% increase in revenue for our current largest client in 2005 and an increase in revenue resulting from new business that was not present during the first quarter of 2004.
Cost of Services and Gross Profit. During the second quarter of 2005, our cost of services declined 10.3%, or approximately $4.8 million, compared to the second quarter of 2004. We also experienced a decline in our gross profit percentage from 26.7% in the second quarter of 2004 to 21.8% during the same period in 2005. This decline in gross profit was attributed to a shift in revenue mix, tiered pricing with our largest customer, excess capacity, and foreign exchange rates. Declines in gross profit due to a change in revenue mix were driven by a shift in volume towards lower margin services from our second largest business process management services client. Furthering our gross profit decline was a tiered pricing structure on our largest business process management services client wherein higher volumes are billed at lower rates. We have also experienced some excess capacity during 2005 as a result of three new call centers that were opened throughout 2004. In addition, we incurred an unfavorable foreign exchange impact from the strengthening of the Canadian dollar versus the U.S. dollar during the second quarter of 2005.
On a year-to-date basis, cost of services declined 8.1%, or $7.4 million, to $84.2 million in 2005 when compared with the same period in the prior year. Gross profit decreased $11.7 million year over year, resulting in a decline in gross profit percentage from 27.6% for the six months ended June 30, 2004, to 21.7% for the same period in 2005. This decline in gross profit was the result of the same reasons as those discussed above.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased slightly during the three months ended June 30, 2005, when compared with the same period in 2004. This decrease was primarily due to lowered costs associated with reductions in staff, partially offset by recurring fixed costs associated with three new call centers opened in 2004 and expenses related to investments in our information technology infrastructure.
Year to date, selling, general and administrative expenses increased 5.8% in 2005 when compared with the same period in 2004. As a percentage of revenue, these expenses increased from 10.9% in 2004 to 13.6% in 2005. This increase was the result of factors that were present in the first quarter, including costs associated with reductions in staff, recurring fixed costs of three new call centers opened in 2004, expenses related to investments in information technology infrastructure and costs associated with compliance with the Sarbanes-Oxley Act of 2002. This increase was partially offset by decreases during the second quarter, as described above.
Operating Profit. Operating profit decreased $5.1 million for the three months ended June 30, 2005, when compared to the same period in the prior year. As a percentage of revenue, operating profit decreased from 15.8% to 9.2% year-over-year, driven primarily by decreases in gross profit, as described above.
The first six months of 2005 yielded an operating profit of $8.7 million, down 59.0% from $21.2 during the same period in 2004. Operating profit as a percentage of revenue decreased from 16.7% during the first six months of 2004 to 8.1% during the same period in 2005. As in the quarter, these decreases were driven by declining gross profit; however the decline in year-to-date operating profit was also partially attributable to higher selling, general and administrative expenses, as described above.
Net Interest Income and Other. Net interest and other income decreased $1.7 million during the three- and six-month periods ended June 30, 2005, when compared with the same periods in the prior year. These decreases were primarily due to the repositioning of our portfolio investments, which is in line with our current investment policy. Please refer to Item 2, Liquidity and Capital Resources for further discussion of our investment approach.
Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes decreased $6.8 million for the three months ended June 30, 2005, when compared with the same period in 2004. Year to date, income from continuing operations before income taxes decreased $14.2 million, or 61.7% from 2004 to 2005. These decreases were driven by decreases in gross profit and net interest income and other, as described above.
Income Tax Expense. Our effective income tax rate increased from 38.4% for the quarter ended June 30, 2004, to 40.9% for the quarter ended June 30, 2005. This increase in the quarter caused our year-to-date effective tax rate to increase from 38.3% for the first six months of 2004 to 39.8% for the first six months of 2005. Increases in our quarterly and year-to-date effective tax rate were the result of a true-up of our foreign tax estimate.
Discontinued Operations. On September 30, 2004, we sold StarTek Europe, Ltd. (StarTek Europe), our operating subsidiary in the United Kingdom, which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among us, StarTek Europe and Taelus Limited, a third party. See Item 1, Footnote 6 to our Condensed Consolidated Financial Statements, Discontinued Operations, for a more complete discussion of this transaction. We incurred losses on this business of approximately $0.7 million, or $0.4 million net of tax for the three month period ended June 30, 2004. Losses from discontinued operations for the six month period ended June 30, 2004, were $1.4 million, or $0.9 million net of tax.

Net Income. Net income decreased $3.9 million to $2.6 million for the three months ended June 30, 2005, when compared to the same period in 2004. Net income of $5.3 million during the six months ended June 30, 2005, was $8.0 million lower than the $13.3 million of net income we reported during the six months ended June 30, 2004. These decreases were a result of the reasons described above.
Liquidity and Capital Resources
As of June 30, 2005, we had working capital of $78.0 million, which represented a decline of $6.6 million from December 31, 2004. This decline was attributable in part to decreases in accounts receivable and taxes receivable, cash dividend payments and increases in taxes payable. Changes in these specific accounts are more fully explained in “Net Cash provided by Operating Activities” below.
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
Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $12.2 million for the six months ended June 30, 2005, when compared to the same period in 2004. Driving this increase was a $13.8 million effect on cash flow year-over-year from income taxes receivable which was attributable to timing of estimated tax payments and an $8 million tax refund in 2005 resulting from an overpayment of estimated tax liability. Also contributing to the increase in net cash provided by operating activities was a larger year-over-year decrease in accounts receivable and increased cash flow from sales of trading securities. Accounts receivable decreased as a result of higher collections coupled with an unusually high receivables balance at December 31, 2004, resulting from timing of payments from our customers. Changes in our sales of trading securities were the result of a change in investment policy late in 2004, which is further explained below.
Partially offsetting the aforementioned increases in net cash provided by operating activities were decreases in net income, as discussed earlier in this section, and accrued liabilities.
Net Cash Used in Investing Activities. Net cash used in investing activities increased $21.5 million during the six months ended June 30, 2005, versus the same period in the prior year. The increase was predominately the result of a change in our approach to investing, wherein we began to invest in more short-term investment grade instruments, partially in response to market conditions. This change in approach resulted in a $22.7 million year-over-year change in net available for sale investment activity. This change was offset somewhat by lower capital expenditures, caused by higher spending levels in the prior year while we invested in increasing our capacity.
In 2005, we plan to use our capital expenditures primarily to upgrade and expand our information technology infrastructure. Our actual capital expenditures for 2005 may vary depending on what infrastructure we will require in 2005 in order to give quality service to our customers. We believe our existing facilities are adequate for our current operations, but capacity expansion may be required to support our future growth. While we strive to make the best use of the space we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients. Our anticipated investment in information technology infrastructure is geared toward remaining competitive in our current business, acquiring additional functionalities necessary for us to be able to compete for new business and refreshing our current technology.
Net Cash(Used in) Provided by Financing Activities. Our net cash provided by financing activities decreased $12.6 million for the six month period ended June 30, 2005, when compared with the same period in 2004, due in large part to $10.0 million in proceeds from borrowings under our secured equipment loan in 2004 (see “Outstanding Debt” below). Excluding these borrowings, the $2.6 million decrease was driven by higher payments on our secured equipment loan and lower stock option exercises.
Outstanding Debt. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224,228. The loan is secured by certain furniture, telephone and computer equipment. As of June 30, 2005, we had $6.8 million outstanding under this loan.
We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. On June 29, 2005, we amended and renewed this agreement such that the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. Interest expense associated with this facility totaled $4 thousand in the second quarter of 2005. Under this line of credit, we must have held a tangible net worth of $90.0 million at December 31, 2004. We must generate minimum net profit after tax of $1.00 on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. At the close of each subsequent quarter, we will be required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). We had $880 thousand outstanding under this line of credit as of June 30, 2005.
Dividend Information. We paid a cash dividend of $0.36 per share, aggregating approximately $5.3 million, on May 24, 2005. We also declared a dividend of $0.36 per share, aggregating to approximately $5.3 million, on August 2, 2005, payable on August 24, 2005, to our stockholders of record as of August 12, 2005. We expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions.
Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of June 30, 2005:

				More
	Less Than	One to	Four to	than Five
	One Year	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Long-term debt(1)	$2,624	$4,281	$—	$—	$6,905
Operating leases(2)	3,528	6,405	4,437	3,317	17,687
Purchase obligations(3)	7,523	8,813	30	—	16,366

Total contractual obligations	$13,675	$19,499	$4,467	$3,317	$40,958

(1)	Long-term debt consists of our $10.0 million 3.65% fixed rate equipment loan, as discussed above, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
Other Factors Impacting Liquidity. Effective November 4, 2004, our Board of Directors authorized purchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chairman of the Board consistent with the guidelines adopted by the Board of Directors from time to time and will depend on market conditions and other factors. Any repurchased shares will be made in accordance with Securities and Exchange Commission rules. We did not repurchase any shares during the three- or six-month periods ended June 30, 2005.

Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. The following table represents revenue concentrations of our principal clients:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc)	52.5%	41.8%	54.1%	43.2%
T-Mobile, a subsidiary of Deutsche Telekom	22.6%	26.6%	21.8%	27.7%
AT&T Corp	11.2%	10.4%	11.3%	10.5%
These client relationships are further discussed in Item 1, Footnote 4 to our Condensed Consolidated Financial Statements, Principal Clients. To limit our credit risk, management performs ongoing credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2005.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.
Variability of Quarterly Operating Results
Our business has been seasonal and is at times conducted in support of product launches for new and existing clients. Historically, our revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of our clients’ marketing programs and product launches, which are typically geared toward the holiday buying season. For 2005, we anticipate lower variations in quarterly revenue than has historically been the case. Moreover, our revenue and operating results for the three months ended June 30, 2005, are not necessarily indicative of revenue or operating results that may be experienced in future periods. However, we have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing of existing and future client product launches or service offerings; (ii) expiration or termination of client projects or contracts; (iii) timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; (iv) seasonal nature of certain clients’ businesses; (v) cyclical nature of certain high technology clients’ businesses; and (vi) changes in the amount and growth rate of revenue generated from the our principal clients.
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
As of January 1, 2005, we changed our employee health care insurance coverage from a fully-insured to a self-insured plan. As such, our liability balance of $188 thousand as of December 31, 2004, reflected accrued premiums due to our fully insured health care provider. As of June 30, 2005, our liability balance increased to $533 thousand reflecting an estimate of the liability amount that we consider to be appropriate given industry statistics, our employee base, expert opinion and management judgment. Our actual liability under these plans may differ significantly from this estimate.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates. We have established an investment portfolio policy which provides for, among other things, investment objectives and portfolio allocation guidelines. This policy was amended in October 2004 to provide for a more modest-risk portfolio than was present in prior years in order to maintain sufficient liquidity for corporate needs. All of our investment decisions are supervised or managed by our Chairman of the Board.
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
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At June 30, 2005, we had $6.7 million in cash and cash equivalents invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 2.63%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost. We paid a cash dividend to stockholders of $0.36 per share, aggregating $5.3 million, in May 2005. We also declared a dividend of $0.36 per share, aggregating to approximately $5.3 million, on August 2, 2005, payable on August 24, 2005, to our stockholders of record as of August 12, 2005.
Outstanding Debt. We currently have two debt facilities in use: a $10.0 million revolving line of credit and a $10.0 million secured equipment loan. Borrowings under the $10.0 million line of credit bear interest at the lender’s prime rate less 1%, which was 5.25% as of June 30, 2005. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum and thereby do not carry risk from changing interest rates that could materially affect our financial statements. As of June 30, 2005, we had $6.8 million outstanding under this loan.
From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At June 30, 2005, we had $880 thousand outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 5.25% as of June 30, 2005, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future.
As of June 30, 2005, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005. See Item 1, Note 7 to our Condensed Consolidated Financial Statements, Debt for further explanation of our line of credit renewal.
Investments Available for Sale. At June 30, 2005, we had investments available for sale which, in the aggregate, had a basis and fair market value of $38.8 million and $38.7 million, respectively. At June 30, 2005, investments available for sale generally consisted of investment-grade and non-investment grade corporate bonds, convertible bonds, mutual funds, and common stock. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
A substantial decline in values of equity securities and equity prices in general would have a material adverse effect on our financial condition. Also, prices of common stocks we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse general economic conditions. At times we have partially hedged against some equity price changes; however, our hedging activities do not provide material protection against price fluctuations in securities we hold in our investment portfolio. At June 30, 2005, we had no option contracts that were classified as investments held for sale.

From time to time we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate such options as hedging instruments pursuant to SFAS No. 133. See “Trading Securities” below.
Historically, options have been an immaterial part of our overall investment portfolio, and we expect our use of options to decline in the future. As a result, we expect options will be an immaterial part of our overall risk management approach in the future.
The fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.
The table below provides information as of June 30, 2005, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average	Expected Maturity Date
	Interest	-Basis-
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value
	(Dollars in thousands)
Corporate bonds	3.57%	$34,839						$34,839	$34,759
Corporate bonds	9.14%		$495					495	504
Corporate bonds	—							—	—
Corporate bonds	—							—	—

Total	3.65%	$34,839	$495	—	—	—	—	$35,334	$35,263

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
Trading Securities. As of June 30, 2005, we were not invested in any trading securities. Trading securities in the past have been held to meet short-term investment objectives and consisted of alternative investment partnerships and options contracts. Our exposure relating to call options we write on securities we do not hold in our investment portfolio increases as the value of the underlying security increases, and therefore is technically unlimited.
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

A total of 38% of our expenses for the quarter and year to date period ended June 30, 2005, were paid in Canadian dollars. Our U.S. and Canadian operations generate revenues denominated in U.S. dollars. During the second quarter of 2005, we entered into Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $17.7 million Canadian dollars at an average price in U.S. dollars of $14.2 million to hedge our foreign currency risk. During the quarter ended June 30, 2005, we recorded no gain or loss on the settled Canadian dollar forward contracts in our consolidated statements of operations. As of June 30, 2005, we have contracted to purchase $26.0 million Canadian dollars to be delivered periodically through December of 2005 at a purchase price which is no more than $21.2 million and no less than $19.7 million. In July 2005, we entered into several Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $16.0 million Canadian dollars to be delivered periodically through March 2006 at a price of no more than U.S. $13.3 million and no less than U.S. $12.5 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchased contracts. These hedges had no material impact on our second quarter 2005 results.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The complaints allege that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On July 28, 2005, the court entered an order allowing the plaintiffs to file a single consolidated and amended complaint up to 60 days after the appointment of a lead plaintiff in the case, and allowing us up to 60 days following the filing of the amended complaint in which to file an answer.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. As of August 8, 2005, we had incurred an immaterial amount of legal fees in defense of these claims.
We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of StarTek, Inc. was held on June 14, 2005. Shareholders were invited to vote, by proxy or in person, for or against three items. The results of the vote were as follows:

	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Election of Directors
A. Emmet Stephenson, Jr.	12,883,975	—	1,152,652	—
Ed Zschau	13,721,027	—	315,600	—
Kay Norton	13,686,764	—	349,863	—
Albert C. Yates	13,700,913	—	335,714	—
Steven D. Butler	12,846,612	—	1,190,015	—
Proposed Amendment of the StarTek, Inc. Stock Option Plan to increase the maximum number of shares available for award under the plan from 1,835,000 to 1,985,000.	8,349,269	1,867,776	11,180	3,808,402
To ratify the selection of Ernst & Young, LLP as independent auditors for 2005	13,963,299	61,543	11,785	—

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
10.3	Amendment No. 3 to StarTek, Inc. Stock Option Plan (incorporated by reference from Form S-8 dated July 28, 2005)

10.20	Employment Agreement between StarTek, Inc. and Steven D. Butler (incorporated by reference to Form 8-K filed May 17, 2005)

10.21	Option Agreement issued to Steven D. Butler (incorporated by reference to Form 8-K filed May 17, 2005)

10.22	Amended and Restated Option Agreement issued to Steven D. Butler (incorporated by reference to Form 8-K filed May 17, 2005)

10.34	Renewal and Amended Credit Agreement between StarTek, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed June 29, 2005)

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ STEVEN D. BUTLER	President and Chief	Date: August 9, 2005

Steven D. Butler	Executive Officer

/s/ RODD E. GRANGER	Executive Vice President	Date: August 9, 2005

Rodd E. Granger	and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.3	Amendment No. 3 to StarTek, Inc. Stock Option Plan (incorporated by reference from Form S-8 dated July 28, 2005)

10.20	Employment Agreement between StarTek, Inc. and Steven D. Butler (incorporated by reference to Form 8-K filed May 17, 2005)

10.21	Option Agreement issued to Steven D. Butler (incorporated by reference to Form 8-K filed May 17, 2005)

10.22	Amended and Restated Option Agreement issued to Steven D. Butler (incorporated by reference to Form 8-K filed May 17, 2005)

10.34	Renewal and Amended Credit Agreement between StarTek, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed June 29, 2005)

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)