Form 10-Q
period 2005-09-30
STARTEK INC
filed 2005-11-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
None
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 Par Value – 14,631,091 shares as of November 1, 2005.

STARTEK, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
          Item 1. Financial Statements (Unaudited)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$53,877	$54,448	$158,206	$163,861
Cost of services	41,353	42,232	121,645	118,961

Gross profit	12,524	12,216	36,561	44,900
Selling, general and administrative expenses	7,190	7,357	21,402	20,920

Operating profit	5,334	4,859	15,159	23,980
Net interest and other income	1,060	793	1,098	2,566

Income from continuing operations before income taxes	6,394	5,652	16,257	26,546
Income tax expense	2,743	1,981	6,584	9,942

Income from continuing operations	3,651	3,671	9,673	16,604

Discontinued operations:
Loss from operations of discontinued operations	(820)	1,494	(1,942)	2,208
Loss on disposal of discontinued operations	—	(2,316)	—	(2,316)
Income tax benefit	343	379	732	65

Loss on discontinued operations	(477)	(443)	(1,210)	(43)

Net income	$3,174	$3,228	$8,463	$16,561

Net income per share from continuing operations:

Basic	$0.25	$0.25	$0.66	$1.15

Diluted	$0.25	$0.25	$0.66	$1.12

Net income per share including discontinued operations:

Basic	$0.22	$0.22	$0.58	$1.15

Diluted	$0.22	$0.22	$0.58	$1.12

Dividends declared per common share	$0.36	$0.41	$1.08	$1.20

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,985	$14,609
Investments	35,841	24,785
Trade accounts receivable, less allowance for doubtful accounts of $218 and $357, respectively	38,274	49,254
Income tax receivable	4,030	12,344
Assets held for sale	5,473	6,638
Deferred tax asset	1,452	2,875
Prepaid expenses and other current assets	2,667	2,038

Total current assets	101,722	112,543

Property, plant and equipment, net	53,022	55,731
Long-term deferred tax assets	3,485	1,521
Other assets	209	224

Total assets	$158,438	$170,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,350	$7,190
Accrued liabilities:
Accrued payroll	4,779	5,950
Accrued compensated absences	4,034	4,368
Accrued health insurance	750	188
Other accrued liabilities	564	333
Current portion of long-term debt	2,528	2,580
Short-term borrowings	—	1,250
Income tax payable	4,301	1,626
Other current liabilities	926	434

Total current liabilities	22,232	23,919

Long-term debt, less current portion	3,766	5,533
Long-term income tax payable	1,645	1,962
Other liabilities	1,180	1,722

Total liabilities	28,823	33,136

Stockholders’ equity:
Common stock	146	146
Additional paid-in capital	60,153	59,736
Accumulated other comprehensive income	2,344	1,815
Retained earnings	66,972	75,186

Total stockholders’ equity	129,615	136,883

Total liabilities and stockholders’ equity	$158,438	$170,019

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income	$8,463	$16,561
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,744	9,452
Deferred income taxes	(943)	1,344
Realized loss (gain) on investments	711	(1,659)
Loss (gain) on sale of assets	(857)	1,837
Changes in operating assets and liabilities:
Sales of trading securities, net	2,940	1,126
Trade accounts receivable, net	12,371	768
Inventories, net	153	(785)
Prepaid expenses and other assets	263	(1,710)
Accounts payable	(3,114)	2,425
Income taxes receivable, net	10,794	(10,824)
Accrued and other liabilities	(486)	3,318

Net cash provided by operating activities	40,039	21,853

Investing Activities
Purchases of investments available for sale	(633,045)	(131,011)
Proceeds from disposition of investments available for sale	617,405	134,277
Purchases of property, plant and equipment	(7,315)	(13,038)
Proceeds from disposition of property, plant and equipment	1,292	—

Net cash used in investing activities	(21,663)	(9,772)

Financing Activities
Proceeds from stock option exercises	295	2,745
Principal payments on borrowings	(3,950)	(1,369)
Dividend payments	(16,676)	(16,869)
Proceeds from borrowings	880	10,000

Net cash used in financing activities	(19,451)	(5,493)
Effect of exchange rate changes on cash	451	(270)

Net (decrease) increase in cash and cash equivalents	(624)	6,318
Cash and cash equivalents at beginning of period	14,609	5,955

Cash and cash equivalents at end of period	$13,985	$12,273

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$198	$226
Income taxes paid	$3,510	$19,393
Property, plant and equipment financed under long-term debt	—	$10,000
Change in unrealized gain on investments available for sale, net of tax	$(575)	$(1,466)
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results during the three and nine months ended September 30, 2005, are not necessarily indicative of operating results that may be expected during any other interim period of 2005 or the year ended December 31, 2005.
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
Certain reclassifications have been made to 2004 information to confirm to 2005 presentation.
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated using prevailing foreign currency exchange rates as of September 30, 2005.
Stock Option Plans
We currently account for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (APB 25). Non-employee directors are treated as employees for purposes of determining stock-based compensation expense. Typically, the exercise price of all options granted to employees and non-employee directors under our stock option plans is equal to the market price of the underlying stock on the grant date, therefore no stock-based employee compensation cost is recognized in net income. However, during the second quarter of 2005, we made a modification to a previously existing option agreement which, under APB 25, required us to recognize an immaterial amount of compensation cost in net income in that period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards.
For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$3,174	$3,228	$8,463	$16,561
Stock-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(828)	(521)	(1,242)	(1,658)

Pro forma net income	$2,346	$2,707	$7,221	$14,903

Basic earnings per share
As reported	$0.22	$0.22	$0.58	$1.15

Pro forma	$0.16	$0.19	$0.49	$1.03

Diluted earnings per share
As reported	$0.22	$0.22	$0.58	$1.12

Pro forma	$0.16	$0.18	$0.49	$1.01

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “ (APB 25) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Under the provisions of this statement, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for the purposes of pro forma disclosures (see above) either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date, and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the requirements of this revision and have not yet determined the impact of its adoption.
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
2. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands, except per share amounts)
Net income available to common shareholders from continuing operations	$3,651	$3,671	$9,673	$16,604
Loss from discontinued operations	(477)	(443)	(1,210)	(43)

Net income	$3,174	$3,228	$8,463	$16,561

Weighted average shares of common stock	14,631	14,470	14,628	14,423
Dilutive effect of stock options	42	275	48	366

Common stock and common stock equivalents	14,673	14,745	14,676	14,789

Basic net income (loss) per share:
Continuing operations	$0.25	$0.25	$0.66	$1.15
Discontinued operations	(0.03)	(0.03)	(0.08)	—

Net income per basic share	$0.22	$0.22	$0.58	$1.15

Diluted net income (loss) per share:
Continuing operations	$0.25	$0.25	$0.66	$1.12
Discontinued operations	(0.03)	(0.03)	(0.08)	—

Net income per diluted share	$0.22	$0.22	$0.58	$1.12

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling approximately 727,280 and 180,710 in the three months ended September 30, 2005, and 2004, respectively, and 555,138 and 102,146 for the nine months ended September 30, 2005, and 2004, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
3. Investments
As of September 30, 2005, investments available for sale consisted of:

		Gross	Gross	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$33,966	$20	$(2)	$33,984
Equity securities	1,916	12	(60)	$1,868

Total	$35,882	$32	$(62)	$35,852

As of December 31, 2004, investments available for sale consisted of:

		Gross	Gross	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$16,791	$626	$(123)	$17,294
Equity securities	4,175	397	(10)	4,562

Total	$20,966	$1,023	$(133)	$21,856

As of September 30, 2005, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value
Corporate debt securities maturing within:
One year or less	$33,966	$33,984
Two to five years	—	—
More than five years	—	—

	$33,966	$33,984
Equity securities	1,916	1,868

Total	$35,882	$35,852

As of September 30, 2005, equity securities primarily consisted of publicly traded common stock of domestic companies and mutual funds. Corporate debt securities at September 30, 2005, consisted primarily of corporate bonds, commercial paper and variable preferred debt securities. We had no investments at September 30, 2005, or December 31, 2004, that had carried unrealized losses for longer than twelve months.
As of September 30, 2005, we were invested in trading securities, consisting of option contracts, which were an immaterial portion of our total portfolio. As of December 31, 2004, we were invested in trading securities, consisting of alternative investment partnerships and option contracts, which, in the aggregate, had an original cost and fair market value of $2,054 and $2,929, respectively. These trading securities are held to meet short-term investment objectives.
From time to time, we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. These options are trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate these options as hedging instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Options have been an immaterial part of our overall investment portfolio and we expect them to be an immaterial part of our overall risk management approach in the future.
A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options, if held in our investment portfolio, could have a material adverse effect on our portfolio of securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. Our risk of loss in the event of nonperformance by any party is not considered substantial.
4. Principal Clients
The following table represents the concentration of revenue from continuing operations for our principal clients:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	51.7%	50.8%	54.3%	50.3%
T-Mobile, a subsidiary of Deutsche Telekom	25.9%	26.4%	23.6%	30.2%
AT&T Corp.	10.9%	11.0%	11.4%	11.8%
Our agreement with Cingular Wireless, LLC has been extended to December 2006. The term of our T-Mobile contract was extended to September 2006 at which time, unless we are notified otherwise by T-Mobile, the term will renew until August 2007. There are no volume or revenue guarantees associated with either of these contracts.
The results of operations of our supply chain management services platform were classified as discontinued operations during the quarter. Consequently, total revenue from continuing operations used to calculate these percentages has been adjusted accordingly and may differ from amounts previously disclosed in our filings with the Securities and Exchange Commission as well as other financial disclosures. Please refer to Note 6, Discontinued Operations, for discussion of management’s intent to sell the supply chain management platform.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2005.
5. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$3,174	$3,228	$8,463	$16,561
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	473	616	361	305
Change in fair value of derivative instruments	743	—	743	—
Unrealized gain (loss) on available for sale securities, net of tax	46	(889)	(575)	(1,466)

Comprehensive income	$4,436	$2,955	$8,992	$15,400

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three and nine months ended September 30, 2005, these hedging commitments resulted in unrealized gains of $743, which have been recorded in other comprehensive income. These hedging commitments also resulted in $318 of realized gains which were recognized in our consolidated statements of income during the three and nine months ended September 30, 2005.
6. Discontinued Operations
As of September 30, 2005, we had committed to selling our supply chain management services platform. We have entered into a signed letter of intent with a third party under which we intend to sell all of the inventory, prepaid assets, accounts receivable, accounts payable, and property, plant and equipment of the supply chain management services platform. The deal is currently in negotiation and is expected to be settled within the next year, with payment from a third party buyer currently anticipated to be structured as a combination of cash and a long-term note. We have classified the affected assets of $5,473 and $6,638 as held for sale in our condensed consolidated balance sheets as of September 30, 2005, and December 31, 2004, respectively, in addition to an immaterial amount of other current liabilities related to the sale. We have also presented the results of operations of the supply chain management services platform as discontinued operations in our condensed consolidated statements of income. Results of operations from the supply chain management services platform resulted in a loss, net of tax, of $477 and $1,210 during the three-and nine-month periods ending September 30, 2005, respectively. Results of operations from supply chain management services platform resulted in income, net of tax, of $1,289 and $2,522 during the three-and nine-month periods ending September 30, 2004, respectively.
On September 30, 2004, we sold StarTek Europe, Ltd. (“StarTek Europe”), our operating subsidiary in the United Kingdom (“U.K.”) which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among us, StarTek Europe and Taelus Limited, a U.K. company. Pursuant to the terms of the Share Purchase Agreement, we made a capital contribution to StarTek Europe immediately prior to completion of the transaction, in the form of a cash payment of $450, a contribution of intercompany debt of $2,824 owed to us by StarTek Europe and additional cash of $200 contributed to fund operations, which offset a negative investment in StarTek Europe of $1,608. Following these transactions, we conveyed all of the issued and outstanding capital stock of StarTek Europe to Taelus Limited, together with another cash payment of $450. During the three- and nine-month periods ending September 30, 2004, we reported losses, net of tax, of $1,732 and $2,565, respectively, in our consolidated statements of income.

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
Our maximum borrowings under this agreement must not exceed $10,000. As of September 30, 2005, we had no borrowings outstanding under this line of credit and were in compliance with our debt covenants.
8. Litigation
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The complaints allege that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On July 28, 2005, the court entered an order allowing the plaintiffs to file a single consolidated and amended complaint up to 60 days after the appointment of a lead plaintiff in the case, and allowing us up to 60 days following the filing of the amended complaint in which to file an answer. On September 6, 2005, a motion for appointment of a lead plaintiff was filed. As of November 4, no lead plaintiff had been appointed. Once a lead plaintiff is appointed, the plaintiffs will have 60 days to file a consolidated amended complaint.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to its defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. As of November 8, 2005, we had incurred an immaterial amount of legal fees in defense of these claims.
9. Income Taxes
During the quarter ended September 30, 2005, we booked a $0.6 million tax-basis valuation allowance relating to capital loss carry-forwards that management does not believe will be offset by sufficient future capital gains before they expire. This caused our year-to-date effective tax rate to increase from 37.5% during 2004 to 40.5% in 2005. This valuation allowance had an affect on net income of $0.6 million during both the third quarter and nine months ended September 30, 2005. The effect on basic and diluted earnings per share for the third quarter and nine months ended September 30, 2005, was $0.04.

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
Executive Overview
We are a leading provider of business process outsourced services, which consist primarily of business process management services. Our business process management services include provisioning management, wireless telephone number porting, receivables management, wireless telephone activations, and high-end technical support and customer care services. Currently, we provide business process management services from sixteen operational facilities, totaling over one million square feet in the United States of America and Canada. We have also contracted to lease a seventeenth business process management services facility in Petersburg, Virginia, which is expected to open in early 2006.
We have developed expertise in serving clients in technically-oriented industries which are characterized by rapid growth, complex and evolving product offerings and large customer bases. Our primary clients are in the telecommunications industry, but we also serve clients in the computer software and hardware, consumer products, cable TV, internet, and e-commerce industries. We have a strategic partnership philosophy through which we assess each of our clients’ needs and together with our clients, develop and implement customized outsourced services. We strive to continuously expand our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. We intend to capitalize on a growing trend toward outsourcing by focusing on potential clients in additional industries that could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services.
Over the past several years, we have achieved organic growth in our operations as measured by the number of our business process outsourcing facilities, customers, employees, and volume. The principal elements of our current growth strategy are to:
•	use our expertise in complex process management to address untapped opportunities,

•	strengthen strategic partnerships and long-term relationships with existing clients,

•	expand our client base in new vertical markets,

•	maintain a disciplined approach to expansion, and

•	explore international opportunities.
We believe that our current growth strategy will enable us to remain an effective competitor in the business process management services industry for the foreseeable future.
We also provide supply chain management services, which include packaging, fulfillment, marketing support and logistics services. It is management’s intent to sell the remaining assets and liabilities of the SCM platform and at

September 30, 2005, we were in negotiations to do so. These assets and liabilities include all of the remaining assets of the supply chain management services platform, including a facility, inventory, accounts receivable and payable, and prepaids. This deal has not yet been finalized. As such, these assets and liabilities were reported as held for sale as of September 30, 2005, and December 31, 2004, in our consolidated balance sheets. Likewise, the results of operations from the supply chain platform, net of tax, were reported as discontinued operations for the three- and nine-month periods ended September 30, 2005, and 2004.
We provided business process management services from two facilities in Hartlepool, England through our operating subsidiary, StarTek Europe, Ltd., until September 30, 2004, when this subsidiary was sold to a third party. The results of operations from StarTek Europe, Ltd. have been reported as discontinued operations for the three-and nine-month periods ended September 30, 2004.
The results from continuing operations of our third quarter of 2005 reflected an improvement in gross margin while revenues remained relatively flat. This is as a result of volume and revenue mix shifts between our largest clients during the quarter. Income before income taxes from continuing operations for the third quarter of 2005 increased $0.7 million due to increased gross profit, a net reduction in operating expenses resulting primarily from cost realignment, and an increase in net interest and other income driven by a one-time gain on the sale of a facility located in Greeley, Colorado.
Cash and cash equivalents declined $0.6 million during the third quarter of 2005 compared to December 31, 2004. Working capital of $79.5 million reflected an decrease of $9.1 million from December 31, 2004, primarily as a result of decreases in accounts and income taxes receivable.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Revenue	$53,877	100.0%	$54,448	100.0%	$158,206	100.0%	$163,861	100.0%
Cost of services	41,353	76.8%	42,232	77.6%	121,645	76.9%	118,961	72.6%

Gross profit	12,524	23.2%	12,216	22.4%	36,561	23.1%	44,900	27.4%
Selling, general and administrative expenses	7,190	13.3%	7,357	13.5%	21,402	13.5%	20,920	12.8%

Operating profit	5,334	9.9%	4,859	8.9%	15,159	9.6%	23,980	14.6%
Net interest and other income	1,060	2.0%	793	1.5%	1,098	0.7%	2,566	1.6%

Income before income taxes from continuing operations	6,394	11.9%	5,652	10.4%	16,257	10.3%	26,546	16.2%
Income tax expense	2,743	5.1%	1,981	3.6%	6,584	4.2%	9,942	6.1%

Net income from continuing operations	3,651	6.8%	3,671	6.7%	9,673	6.1%	16,604	10.1%
Loss on discontinued operations	(477)	-0.9%	(443)	-0.8%	(1,210)	-0.8%	(43)	0.0%

Net income	$3,174	5.9%	$3,228	5.9%	$8,463	5.3%	$16,561	10.1%

Revenue. Revenue from continuing operations declined 1.0% during the third quarter of 2005 when compared to the same period in the prior year. Increases in volume on some of our larger clients as well as revenue from new clients were offset by a continued shift by our second largest client’s volume away from higher-priced, higher-margin services, by the effect of our tiered pricing with our largest client, and by lower volume from some of our smaller clients.
Year-to-date, revenue declined $5.7 million, or 3.5%, compared to the same period the prior year. This decline was primarily attributable to a shift to lower-priced services by our second largest client as discussed above. Partially offsetting this decline was increased revenue from our largest client and from new clients.

Cost of Services and Gross Profit. Cost of services declined 2.1% during the third quarter of 2005 when compared with the same period in the prior year. Gross margin increased from 22.4% during the third quarter of 2004 to 23.2% during the same period in 2005. The increase in gross margin was driven by improved capacity utilization resulting from increased volume on new business, partially offset by the $1.4 million foreign exchange impact of a stronger Canadian dollar and ramp costs associated with the launch of new clients.
For the first nine months of the year, cost of services increased 2.3% over the same period in the prior year. Gross margin decreased from 27.4% for the first nine months of 2004 to 23.1% for the same period in 2005. A volume shift away from higher-priced, higher-margin services on our second largest client and tiered pricing on our largest client were primarily responsible for this decline in gross margin. We were also affected by a stronger Canadian dollar in 2005 and underutilized capacity during the first half of 2005.
Selling, General and Administrative Expenses. During the third quarter of 2005, selling, general and administrative expenses decreased 2.3% compared with the same period in the prior year. As a percentage of revenue, selling, general and administrative expenses declined slightly year over year. This decrease was primarily attributable to decreased headcount, but was partially offset by $0.6 million in incremental expenses associated with our cost realignment.
As a percentage of revenue, selling, general and administrative expenses increased from 12.8% during the first nine months of 2004 to 13.5% during the same period in 2005. On a dollar basis, selling, general and administrative expenses increased $0.5 million year over year. Cost savings from decreased headcount in 2005 were more than offset by incremental expenses in 2005 related to our cost realignment and a full year of fixed costs associated with three new call centers opened throughout 2004.
Operating Profit. During the third quarter of 2005, operating profit increased approximately $0.5 million, or 9.8%. As a percentage of revenue, operating profit increased from 8.9% in third quarter of 2004 to 9.9% in third quarter of 2005. This increase was the result of an improvement in gross margin and a decrease in operating expenses, as discussed above.
Operating profit for the first nine months of 2005 decreased $8.8 million, or 36.8% from the same period in 2004. As a percentage of revenue, operating profit decreased to 9.6% from 14.6%. This decrease was primarily attributable to a decreased gross margin year-to-date, as discussed above.
Net Interest and Other Income. Net interest and other income increased $0.3 million, or 33.7%, during the three months ended September 30, 2005, primarily due to a $0.8 million gain on the sale of a facility located in Greeley, Colorado, offset by lower realized returns on our investment portfolio in 2005 than in 2004.
Year to date, net interest and other income was $1.5 million, or 57.2%, lower in 2005 than in 2004 primarily due to realized gains in our investment portfolio in 2004 versus realized losses in 2005. This is due in large part to the repositioning of our investment portfolio in line with our current investment portfolio policy.
Income Before Income Taxes from Continuing Operations. Third quarter 2005 income before income taxes from continuing operations was $0.8 million, or 13.1%, higher than the same period in 2004. This increase was due primarily to favorable year-over-year changes in gross margin, other income, and operating expenses, as discussed above.
Income before income taxes from continuing operations declined $10.3 million, or 38.7%, during the first nine months of 2005 when compared to the same period in 2004. The primary cause of this year-over-year decrease was a decline in gross margin in 2005, as discussed above.
Income Tax Expense. Income tax expense increased $0.8 to $2.7 million during the third quarter of 2005. Accordingly, our effective income tax rate increased from 37.5% during the first nine months of 2004 to 40.5% during the same period of 2005. These increases were the result of a $0.6 million tax-basis valuation allowance booked during the third quarter relating to capital loss carry-forwards that management does not believe will be offset by sufficient future capital gains before they expire. We have additional capital loss carry-forwards relating to our investment portfolio and we will continue to evaluate the likelihood that we will be able to utilize such carry-forwards in future periods.

Discontinued Operations. At September 30, 2005, we reported the results of operations related to our supply chain management services platform as discontinued operations due to management’s intent to sell these net assets. Results of operations from our supply chain management services platform resulted in a loss net of tax of $477 thousand and $1.2 million during the three-and nine-month periods ending September 30, 2005, respectively. Results of operations from supply chain management services platform resulted in a gain net of tax of $1.3 million and $2.5 million during the three-and nine-month periods ending September 30, 2004, respectively.
On September 30, 2004, we sold StarTek Europe, Ltd., our operating subsidiary in the United Kingdom, which provided business process management services from two facilities in Hartlepool, England. As a result, the three- and nine-month periods ended September 30, 2004, included losses from discontinued operations, net of tax, of $1.7 million and $2.6 million, respectively.
Please refer to Item 1, Note 6 to our Condensed Consolidated Financial Statements, Discontinued Operations, for further discussion of these transactions.
Net Income. Net income decreased $0.1 million to $3.2 million during the third quarter of 2005 when compared to the third quarter of 2004. Net income of $8.5 million during the first nine months of 2005 was $8.1 million lower than the same period in the prior year. The year-over-year declines in net income are the result of the reasons described above in revenue, gross profit, operating expenses, and income tax expense.
Liquidity and Capital Resources
As of September 30, 2005, we had working capital of $79.5 million, which represented a decline of $9.1 million from December 31, 2004. This decline was attributable in part to decreases in accounts and income taxes receivable. Changes in these specific accounts are more fully explained in “Net Cash provided by Operating Activities” below.
We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash relate to capital expenditures to upgrade our existing information technologies, the payment of dividends, and investments in our facilities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be significantly impacted by a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $18.2 million for the nine months ended September 30, 2005, when compared to the same period in 2004. Driving this increase was an effect on cash flow year-over-year from income taxes receivable which was attributable to timing of estimated tax payments and an $8 million tax refund in 2005 resulting from a 2004 overpayment of our estimated tax liability. Also contributing to the increase in net cash provided by operating activities was a significant decrease in accounts receivable compared to the prior year. This was the result of higher collections coupled with an unusually high receivables balance at December 31, 2004, resulting from timing of payments from our customers. Partially offsetting these increases in net cash provided by operating activities were decreases in net income, as discussed earlier in this section, accounts payable and accrued liabilities, which was the result of timing of planned expenditures.
Net Cash Used in Investing Activities. Net cash used in investing activities increased $11.9 million during the nine months ended September 30, 2005, versus the same period in the prior year. The increase was predominately the result of a change in our approach to investing, wherein we began to invest in more short-term investment grade instruments, partially in response to market conditions. This change in approach resulted in an $18.9 million year-over-year change in net available for sale investment activity. This change was offset somewhat by lower net capital expenditures, as compared to prior year, during which time we invested more heavily in increasing our capacity, as well as the 2005 sale of a facility in Greeley, Colorado.
We plan to use our capital expenditures in the fourth quarter of 2005 to develop a new site in Petersburg, Virginia, as well as to upgrade and expand our information technology infrastructure. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our customers, including possible capacity expansion to service additional business from new or existing clients. We believe our existing facilities, including the facility we are currently developing in Petersburg, Virginia, are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the space we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients. Our anticipated investment in information technology infrastructure is geared toward remaining competitive in our current business, acquiring additional functionalities necessary for us to be able to compete for new business and refreshing our current technology.
Net Cash Provided by Financing Activities. Our net cash used in financing activities increased $14.0 million for the nine month period ended September 30, 2005, when compared with the same period in 2004, due in large part to $10.0 million in proceeds from borrowings under our secured equipment loan in 2004 (see “Outstanding Debt” below). Excluding these borrowings, the $4.0 million increase was primarily the result of principal payments on our secured equipment loan and reduced proceeds from stock option exercises.
Outstanding Debt. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224 thousand. The loan is secured by certain furniture, telephone and computer equipment. As of September 30, 2005, we had $6.2 million outstanding under this loan.
We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. On June 29, 2005, we amended and renewed this agreement such that the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. Interest expense associated with this facility totaled $14.0 thousand in the third quarter of 2005. Under this line of credit, we must generate net profit after tax of at least $1 on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to hold a tangible net worth of $90.0 million at December 31, 2004, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). The minimum tangible net worth applicable as of September 30, 2005, was $92.1 million. No amounts were outstanding under this line of credit as of September 30, 2005, and we were in compliance with all of our debt covenants related to this facility.
Dividend Information. We paid a cash dividend of $0.36 per share, aggregating approximately $5.3 million, on August 24, 2005. We also declared a dividend of $0.36 per share, aggregating to approximately $5.3 million, on November 2, 2005, payable on November 23, 2005, to our stockholders of record as of November 14, 2005. At this time, we expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions.
Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of September 30, 2005:

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$2,528	$3,766	$—	$—	$6,294
Operating leases (2)	3,656	6,411	4,226	3,001	17,294
Purchase obligations (3)	8,039	7,023	24	—	15,086

Total contractual obligations	$14,223	$17,200	$4,250	$3,001	$38,674

(1)	Long-term debt consists of our $10.0 million 3.65% fixed rate equipment loan, as discussed above, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
Other Factors Impacting Liquidity. Effective November 4, 2004, our Board of Directors authorized purchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chairman of the Board consistent with the guidelines adopted by the Board of Directors from time to time and will depend on market conditions and other factors. Any repurchased shares will be made in accordance with Securities and Exchange Commission rules. We did not repurchase any shares during the three- or nine-month periods ended September 30, 2005.
Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. The following table represents revenue concentrations of our principal clients:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	51.7%	50.8%	54.3%	50.3%
T-Mobile, a subsidiary of Deutsche Telekom	25.9%	26.4%	23.6%	30.2%
AT&T Corp.	10.9%	11.0%	11.4%	11.8%
These client relationships are further discussed in Item 1, Footnote 4 to our Condensed Consolidated Financial Statements, Principal Clients. AT&T Corp. has entered into an agreement to be acquired by SBC Communications, Inc. in a transaction the parties expect to complete during the fourth quarter of 2005. SBC is not currently our client, and although we expect to continue providing services to AT&T at similar levels to what we have provided in recent periods and believe that this transactions may present opportunities for us to win additional business, there can be no assurance that if the transaction is completed, SBC will continue to use our services.
To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2005.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.
Variability of Operating Results
Our business has been seasonal and is at times conducted in support of product launches for new and existing clients. Historically, our revenue has been substantially lower in the quarters preceding the fourth quarter due to timing of our clients’ marketing programs and product launches, which are typically geared toward the holiday buying season. For 2005, we anticipate lower variations in quarterly revenue than has historically been the case. Moreover, our revenue and operating results for the three months ended September 30, 2005, are not necessarily indicative of revenue or operating results that may be experienced in future periods. However, we have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) changes in the volume of services provided to principal clients, (ii) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients, (iii) timing of existing and future client product launches or service offerings; (iv) expiration or termination of client projects or contracts; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain high technology clients’ businesses. As a result of these factors, our revenue and operating results for the three months ended September 30, 2005, are not necessarily indicative of revenue or operating results that may be experienced in future periods.

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
As of January 1, 2005, we changed our employee health care insurance coverage from a fully-insured to a self-insured plan. As such, our liability balance of $188 thousand as of December 31, 2004, reflected accrued premiums due to our fully insured health care provider. As of September 30, 2005, our liability balance increased to $750 thousand reflecting an estimate of the liability amount that we consider to be appropriate given industry statistics, our employee base, expert opinion and management judgment. Our actual liability under these plans may differ significantly from this estimate. We have stoplosses at both an individual and corporate level which limit our total exposure on these plans.
Item 3: Quantitative and Qualitative Disclosure About Market Risk
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
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At September 30, 2005, we had $14.0 million in cash and cash equivalents invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 2.68%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost. We paid a cash dividend to stockholders of $0.36 per share, aggregating $5.3 million, in August 2005. We also declared a dividend of $0.36 per share, aggregating approximately $5.3 million, on November 2, 2005, payable on November 23, 2005, to our stockholders of record as of November 14, 2005.
Outstanding Debt. We currently have two debt facilities in use: a $10.0 million unsecured revolving line of credit and a $10.0 million secured equipment loan. Borrowings under the $10.0 million line of credit typically bear interest at the lender’s prime rate less 1%, which was 5.75% as of September 30, 2005. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum and thereby carries risk from changing interest rates, however management does not believe the affect on our financial statements could be material. As of September 30, 2005, we had $6.2 million outstanding under this loan.
From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At September 30, 2005, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 5.75% as of September 30, 2005, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future.

As of September 30, 2005, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005. See Item 1, Note 7 to our Condensed Consolidated Financial Statements, Debt for further explanation of our line of credit renewal.
Investments Available for Sale. At September 30, 2005, we had investments available for sale which, in the aggregate, had a basis and fair market value of $35.9 million and $35.9 million, respectively. At September 30, 2005, investments available for sale generally consisted of investment-grade and non-investment grade corporate bonds, convertible bonds, mutual funds, and common stock. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
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
Historically, options have been an immaterial part of our overall investment portfolio, and we expect options will remain an immaterial part of our overall risk management approach in the future.
The fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.
The table below provides information as of September 30, 2005, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Corporate
debt securities	3.68%	$33,966	—	—	—	—	—	$33,966	$33,984

Total		$33,966	—	—	—	—	—	$33,966	$33,984

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
Trading Securities. As of September 30, 2005, we were invested in an immaterial amount of trading securities consisting of option contracts. Trading securities have historically been held to meet short-term investment objectives and consisted of alternative investment partnerships and options contracts. From time to time we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate such options as hedging instruments pursuant to SFAS No. 133.
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
A total of 42.7% and 39.3% of our expenses for the quarter and year to date period ended September 30, 2005, were paid in Canadian dollars. Our U.S. and Canadian operations generate revenues denominated in U.S. dollars. During the third quarter of 2005, we entered into Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $16.0 million Canadian dollars. During the quarter ended September 30, 2005, we recorded $318 thousand realized gain on the settled Canadian dollar forward contracts in our consolidated statements of operations and recorded unrealized gains of $743 thousand in other comprehensive income. As of September 30, 2005, we have contracted to purchase approximately $19.0 million Canadian dollars to be delivered periodically through March of 2005 at a purchase price which is no more than $24.9 million and no less than $23.1 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchased contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The complaints allege that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On July 28, 2005, the court entered an order allowing the plaintiffs to file a single consolidated and amended complaint up to 60 days after the appointment of a lead plaintiff in the case, and allowing us up to 60 days following the filing of the amended complaint in which to file an answer. On September 6, 2005, a motion for appointment of a lead plaintiff was filed. As of November 4, no lead plaintiff had been appointed. Once a lead plaintiff is appointed, the plaintiffs will have 60 days to file a consolidated amended complaint.

It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. As of November 8, 2005, we had incurred an immaterial amount of legal fees in defense of these claims.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005. However, certain matters were submitted to a vote during our second quarter. A summarization of the results of this vote is included in our Form 10-Q for the quarter ended June 30, 2005.
Item 6. Exhibits

Exhibit No.	Description
10.23	Offer letter for Rodd E. Granger effective as of August 1, 2005 (incorporated by reference to Form 8-K filed August 8, 2005).
10.24	Confidential Severance Agreement and General Release between StarTek, Inc. and Lawrence Zingale.
10.39*	Master Services Agreement and Statements of Work dated September 20, 2005, between StarTek USA, Inc. and T-Mobile USA, Inc.
10.62	Facility lease agreement between StarTek USA, Inc. and South Crater Square Associates, LLC (incorporated by reference to Form 8-K filed October 11, 2005).
31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fuly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ STEVEN D. BUTLER	President and Chief Executive	Date: November 9, 2005

Steven D. Butler	Officer

/s/ RODD E. GRANGER	Executive Vice President and	Date: November 9, 2005

Rodd E. Granger	Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.23	Offer letter for Rodd E. Granger effective as of August 1, 2005 (incorporated by reference to Form 8-K filed August 8, 2005).
10.24	Confidential Severance Agreement and General Release between StarTek, Inc. and Lawrence Zingale.
10.39*	Master Services Agreement and Statements of Work dated September 20, 2005, between StarTek USA, Inc. and T-Mobile USA, Inc.
10.62	Facility lease agreement between StarTek USA, Inc. and South Crater Square Associates, LLC (incorporated by reference to Form 8-K filed October 11, 2005).
31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.