Form 10-K
period 2005-12-31
STARTEK INC
filed 2006-03-16
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 3, 2006, 14,632,071 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2005, was $149.8 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Forward-Looking Statements
All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in the telecommunications industry, consolidation in the telecommunications industry, risks relating to fluctuations in the value of our investment securities portfolio, inability to effectively manage capacity, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks associated with advanced technologies, inability to effectively manage growth, dependence on and requirement to recruit qualified employees, including additional sales personnel, and key management personnel, potential future declines in revenue, lack of a significant international presence, and foreign exchange risks and other risks relating to conducting business in Canada. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing elsewhere in this Form 10-K.
Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries. Financial information in this report is presented in U.S. dollars.
Item 1. Business
Overview
We are a leading provider of business process management services. These services include provisioning management, customer care, receivables management, wireless telephone activations, and high-end technical support and wire line telephone number portability services. Substantially all of our customer interactions related to business process management services are initiated by our clients’ customers. As of December 31, 2005, we provided business process management services from 16 operational facilities, totaling approximately 731,000 square feet in the United States of America and Canada. We have also contracted to lease and develop three additional call center facilities, one of which became operational on January 5, 2006, and the others we expect to become fully operational later during the second quarter of 2006 (See Item 2, Properties, for further details). These new call centers, one in the U.S. and two in Canada, will bring our call center capacity to 19 facilities.
We also provided Supply Chain Management Services, which included packaging, fulfillment, marketing support and logistics services, until December 16, 2005, when we sold substantially all of the related remaining assets and liabilities to a third party. Under the sale agreement, we sold all of the inventory, prepaid assets, property, plant and equipment of our Supply Chain Management Services platform to a third party for $5.75 million. We received approximately $4.7 million in cash after certain adjustments at closing, in addition to a 5-year, unsecured $0.7 million note. We recognized a gain of approximately $0.3 million related to the sale in our Consolidated Statement of Operations for the year ended December 31, 2005. In addition, we classified the financial results of our Supply Chain Management Services platform as discontinued operations for all periods presented in this Form 10-K. See also Note 4, “Discontinued Operations,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K.
On September 30, 2004, we sold StarTek Europe, Ltd., our operating subsidiary in the United Kingdom which provided business process management services from two facilities in Hartlepool, England. Because of this disposition, the results of operations of the U.K. subsidiary have been reported as discontinued operations for all periods presented. For the year ended December 31, 2004, we recognized a loss on the disposition totaling $2.3 million.

Our Business
We were founded in 1987. At that time, our business centered around Supply Chain Management Services, which grew to include packaging, fulfillment, marketing support and logistics services. After our initial public offering in 1997, we developed our Business Process Management Services platform. We operated our business inclusive of both of these platforms until December 16, 2005, when we sold our Supply Chain Management Services platform, as described above. As of December 31, 2005, our Business Process Management Services platform constitutes substantially all of our continuing operations. We also generate a small amount of revenue from our Domain.com platform.
Business Process Management Services. Through our Business Process Management Services, we provide customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points — web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and provides them flexibility to focus on their core business and preserve capital, while StarTek delivers the ultimate customer experience. Our business process management services include provisioning management, customer care services, receivables management, wireless telephone activations, high-end technical support and wire line telephone number portability. Substantially all of our business process management services are inbound calls initiated by our clients’ customers. While generally our business process management services platform is not seasonal, our business does fluctuate quarterly based on our clients’ product offerings as well as their customer interaction volume.
Our provisioning management personnel are responsible for managing the installation and providing ongoing support services for large-scale telecommunications networks and client customers. This service includes the outsourced installation and ongoing support for telecommunications systems such as frame relay, asynchronous transfer mode, private line connections and voice networks. Service representatives manage relationships between our client and its customers on a transparent basis. Our services enable a client to provide telecommunications and customer relations services to their customers in a more efficient and cost-effective way.
Our customer care services consist of both standard customer care and complex customer care. Our standard customer care program includes management of account inquiries, billing support and service activations. Our complex customer care seeks to create sales opportunities to retain customers and enhance existing revenue streams through cross-selling and up-selling of our clients’ services.
Our receivables management services allow our clients to minimize the risk of non-payment by automatically transferring the calls made by delinquent customers to us, at which point our representatives encourage the customers to pay their bill in order to continue their wireless service. Customers may bring their bill current though credit or debit card payments, electronic checks or money orders. This service allows us to help our clients reduce their days sales outstanding and writeoffs for bad debt.
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
We provide wireless number portability services to facilitate porting requests and to resolve related problems that escalate from the normal transfer system. As a result of mandates under the Federal Telecommunications Act of 1996, wireless carriers must provide wireless number portability, or the ability of consumers to keep their mobile phone numbers when changing service providers, to customers in the 100 largest metropolitan statistical areas in the United States. The wireless number portability requirement became effective on November 24, 2003. Our wireless number portability services, which include both automated and live agent interaction, facilitate pre-port validation, data collection, automatic processing of port-out/in requests, direct and automated interface with the service order activation platform, fallout management tool and port request tracking and archiving. Call volume from our wireless number portability services has decreased substantially across the industry since mid-2004 and is expected to continue to decline in the near future.

Domain.com. Through our subsidiary, Domain.com, Inc., we own a portfolio of branded vertical market internet web sites and currently manage or lease to third parties a number of those sites, including airlines.com, wedding.com, wholesale.com, electronics.com, doctors.com, and hospitals.com. This business, though profitable, represents only a small part of total revenue and is expected to continue to remain an immaterial portion of our business.
Supply Chain Management Services. Prior to the platform’s sale in December 2005 (see “Overview”), our Supply Chain Management Services platform included packaging, fulfillment, marketing support and logistics services. The processes included in such services generally consisted of development of product packaging based on our clients’ product specifications and distribution requirements. In addition, we provided product-related software programs for telephone, facsimile, e-mail and internet interactions involving product order processing, fulfillment and technical support. When StarTek was selected by a client to provide product assembly and packaging services, we would qualify, select, certify and manage the sourcing and manufacturing of various products and related components. Such products and related components were then assembled and packaged at our facilities. We monitored supplier quality by visiting manufacturing facilities and used just-in-time production to minimize inventory in our warehouses. We received product orders via file transfer protocol, the internet, electronic data interchange, facsimile, as well as through our product order telephone services and e-commerce support services. We shipped and tracked products to distribution centers, individual stores and our clients’ customers directly.
Our Growth
Since our initial public offering in 1997, we have experienced significant organic growth in our operations as measured by the number of our business process outsourcing facilities, customers, employees, volume and revenue. We have achieved all of our growth organically by developing existing clients and adding new clients rather than through mergers or acquisitions.
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
We seek to continuously expand our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. We have a strategic partnership philosophy through which we assess each of our clients’ needs, and together with our clients, develop and implement customized outsourced services solutions. We believe our corporate culture, long-term strategic partnerships with our clients and suppliers, dedicated client service teams, quality of service, and unique management techniques give us a competitive advantage in retaining and attracting clients.
We have developed expertise in serving clients in technically-oriented industries, which are characterized by rapid growth, complex and evolving product offerings and large customer bases. These clients require frequent, often sophisticated customer interaction. Our existing clients are primarily in the telecommunications industry, however, we also service clients in the consumer products, cable TV, entertainment, and internet industries. We intend to capitalize on a growing trend toward outsourcing by focusing on potential clients in additional industries, such as financial services, media and entertainment and health care, that could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services.
The principal elements of our growth strategy are to:
Use Our Expertise in Complex Process Management to Address Potential Outsourcing Opportunities. Through our experience serving clients in technically-oriented industries, we have developed specialized skills in outsourcing complex processes involving sophisticated customer interaction and highly efficient fulfillment processes. At present, we believe that our processing expertise in a number of services areas, including provisioning management, wireless number porting and receivables management, provide us with a substantial competitive advantage. Our process management expertise in numerous areas can be applied to situations where clients have not previously explored the potential advantages of an outsourced alternative.

Strengthen Strategic Partnerships and Long-Term Relationships with Existing Clients. We seek to develop long-term strategic partnerships with our clients, and we will continue to offer additional business process outsourced services such as complex process management and receivables management to our existing clients. Through our client services organization, we have been successful in identifying opportunities to provide additional services to some of our larger clients, and we intend to aggressively pursue these opportunities in the future.
Expand Our Client Base in New Vertical Markets. We are currently seeking to expand the industries to which we provide our business process outsourced services by targeting select potential clients in the financial services, media and entertainment, and health care industries. We believe that clients in these industries could benefit from our expertise in developing and delivering integrated, cost-effective, outsourced services. We seek to develop a balanced revenue mix, principally by targeting Fortune 1000 companies in vertical markets characterized by high growth and sophisticated product offerings.
Maintain a Disciplined Approach to Expansion. We plan to grow our revenue through organic, staged expansion of the services we provide to our existing and potential clients, as well as exploring other strategic opportunities that are consistent with our long term strategy for growth. Our ability to rapidly deploy capacity, compete on price and deliver quality that exceeds our clients’ value expectations are not only key competitive differentiators, but allow us to leverage new markets and business process outsourcing offerings. We may also consider acquisitions, mergers, joint ventures, and other methods of expansion which are consistent with our clearly defined objectives and support our corporate growth strategy.
Explore International Opportunities. We are continually evaluating international locations for potential new facilities in regions that offer labor cost advantages and technical, language and quality support capabilities meeting or exceeding our clients’ requirements. While we have recently continued our expansion in Canada, we are evaluating the addition of incremental capacity in other international locations with available technical support. International expansion will again be endeavored in accordance with and in support of our corporate strategy.
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
There are various ways and degrees to which outsourced services are utilized. In general, businesses could choose to outsource a discrete, standalone activity (such as order processing) or outsource a comprehensive set of business activities that make up a defined function or department, such as customer support. In discrete outsourcing assignments, we believe that the client generally retains control over strategic decisions, and that the vendor has very little strategic involvement other than ensuring the accurate, efficient administration of the delegated activity. In situations involving the outsourcing of a comprehensive set of business activities, we believe that businesses have frequently transferred managerial and strategic responsibilities of the function to the vendor.
In our experience, an increasing number of businesses are seeking the services of third party outsourcers to address a wide range of their customer care needs, including technical support services. Likewise, we believe that technical support/help desk services are among the fastest growing components of the customer interaction category, driven by the desire of businesses in the telecommunications, information technology and consumer devices industries to outsource their customer support needs at a cost lower than they could achieve internally. As a result, our anticipation is that outsourced customer care services will grow significantly in the coming years. We expect that the main drivers behind this potential growth stem from the heightened desire by businesses to increase corporate cost controls, operating efficiencies, service capabilities and competitive advantage. In general, we sense that industries having higher levels of customer contact and service volume, such as telecommunications, financial services, health care and retail, tend to seek outsourced services as a more efficient method for managing their technical support and customer care functions.
As the business environment continues to evolve, it has become more difficult and expensive for some companies to maintain the necessary personnel and product capabilities in-house to provide business process services on a cost-effective basis. We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.

Competition
StarTek competes on the basis of quality, service delivery, price, efficiency, speed, and flexibility in tailoring services to client needs. We believe that our comprehensive, integrated services, deep expertise in technically-centric industries, ability to rapidly expand our capacity, and ability to tailor our services to our clients’ needs differentiate us from our competitors. We continuously explore new outsourced service opportunities, typically in circumstances where clients are experiencing inefficiencies in non-core areas of their businesses.
We believe that we compete primarily with in-house process management operations of our current and potential clients. Such in-house operations include customer care, technical support, internet operations and e-commerce support. We also compete with a number of companies that provide similar services on an outsourced basis, including technical support and customer care companies such as APAC Customer Services, Inc.; Convergys Corporation; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc.; and West Corporation. We compete with the aforementioned companies for new business, for expansion of existing business, and within the companies we currently serve. Many of these competitors are significantly larger than us in revenue, income, number of personnel, number of product offerings, and market capitalization. We believe that while smaller than many of our competitors, we are able to compete because of our flexibility and ability to react quickly and efficiently to integrate client technology into our call centers. We are as technologically advanced as our competitors in our current product offerings. We believe our success is contingent more on our quality of service than our overall size.
Clients
Our three largest customers, Cingular Wireless LLC., T-Mobile (a subsidiary of Deutsche Telekom), and AT&T Corporation, account for a significant percentage of our revenue. In 2005, Cingular accounted for 52.6% of our revenue, T-Mobile, 23.9%, and AT&T Corporation (a.k.a. AT&T Inc.), 11.1%. In 2004, Cingular (through our contract with AT&T Wireless Services) accounted for 52.1% of our revenue, T-Mobile, 28.0%, and AT&T Corporation, 11.5%. While we believe that we have good relationships with these clients, a loss of one or more of these principal clients could adversely affect our business and our results of operations (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risk Factors”).
International Operations
Our facilities in Canada provide business process management services, in particular technical support services, for clients in North America and Canada. Our operations in Canada generated 43.7% of our revenue during 2005 and 50.4% during 2004. The net value of our long-lived assets in Canada totaled $15.9 million. Prior to September 30, 2004, we also provided business process outsourced services from the United Kingdom. On September 30, 2004, we disposed of our United Kingdom operations, as discussed in Note 4 to our Consolidated Financial Statements included in Item 15, Exhibits and Financial Statements in this Form 10-K. We have subcontracted limited business to offshore providers and we may subcontract select additional services to offshore providers from time to time. Conducting business abroad carries with it inherent risks, which are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risk Factors,” included in this Form 10-K.
Government and Environmental Regulation
We are subject to numerous federal, state, and local laws in the states and territories in which we operate, including tax, environmental and other laws that govern the way we conduct our business.
Employees and Training
Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly and temporary employees during peak periods is critical to our ability to provide high quality outsourced services. As of December 31, 2005, we had approximately 7,100 full-time equivalent employees. The number of temporary employees we have at any time varies substantially due to fluctuations in our clients’ businesses. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2005 although efforts have been made in support of unionization by some of our employees in Canada.

Corporate Information
We were founded in 1987 and on June 19, 1997 we completed an initial public offering of our common stock. We conduct our business through our wholly-owned operating subsidiaries, StarTek USA, Inc., StarTek Canada Services, Ltd., and Domain.com. We are a Delaware corporation headquartered in Denver, Colorado. Our principal executive offices are located at 100 Garfield Street, Denver, Colorado 80206. Our telephone number is (303) 399-2400. Our website address is www.startek.com. Our stock currently trades on the New York Stock Exchange under the ticker SRT.
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
Item 1A. Risk Factors
See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Risk Factors” under Item 7 of this Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2005, we owned or leased the following facilities, containing in aggregate approximately 798,000 square feet, 731,000 of which was dedicated to operating facilities:

		Approximate
Properties	Year Opened	Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned (c)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring Texas	1999	30,000	Leased
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Denver, Colorado	2000	13,800	Leased (a)
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased
Denver, Colorado	2004	14,000	Leased (a)
Petersburg, Virginia	2005	39,600	Leased (b)
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Kingston, Ontario	2001	20,000	Leased
Cornwall, Ontario	2001	73,800	Leased
Regina, Saskatchewan	2003	62,000	Leased
Sarnia, Ontario	2003	37,200	Leased

(a)	Company headquarters, which houses executive and administrative employees.

(b)	Lease agreement went into place during 2005, but lease payments will not commence until October 2006. The facility became operational on January 5, 2006.

(c)	In February 2006, our Laramie, Wyoming site ceased operations.
On December 29, 2005, we entered into a lease agreement to lease approximately 33,000 square feet of space in Thunder Bay, Ontario, Canada, commencing on April 1, 2006. At the same time, we entered into a lease agreement to lease approximately 41,000 square feet of space in Hawkesbury, Ontario, Canada, also commencing on April 1, 2006. These facilities will be used to provide business process management services.
We sold two facilities during 2005: one in Greeley, Colorado and one in Clarksville, Tennessee. The Greeley facility was sold during our third quarter for a pre-tax gain of approximately $0.8 million, which was recorded in other income. The Clarksville facility was sold in conjunction with our sale of our Supply Chain Management Services platform, which is more fully described in Note 4 “Discontinued Operations,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K.
Substantially all of our facility space can be used to support any of our business process outsourced services. We believe our existing facilities are adequate for our current operations. We intend to maintain efficient levels of excess capacity to enable us to readily provide for needs of new clients and increasing needs of existing clients. We hold unencumbered, fee simple title to our company-owned facilities.
Item 3. Legal Proceedings
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The complaints allege that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. No responsive pleading has yet come due. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions name us as a nominal defendant. It is expected that motions to dismiss will be filed in the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of March 3, 2006, we had incurred legal fees related to this suit of approximately 20% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the three months ended December 31, 2005.
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since June 19, 1997, the effective date of our initial public offering. The following table shows the high and low sales prices and dividends declared per share for our common stock on the New York Stock Exchange for the periods shown:

			Dividend
	High	Low	Per Share
2005
First Quarter	$28.50	$16.25	$0.42
Second Quarter	$17.00	$11.32	$0.36
Third Quarter	$17.10	$12.40	$0.36
Fourth Quarter	$18.35	$11.85	$0.36
2004
First Quarter	$43.15	$33.38	$0.38
Second Quarter	$37.30	$31.17	$0.39
Third Quarter	$35.91	$28.74	$0.40
Fourth Quarter	$32.48	$26.59	$0.41
Holders of Common Stock
As of March 3, 2006, there were 63 stockholders of record and 14,632,071 shares of common stock outstanding. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

Dividend Policy
At this time, we expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the impact of dividend payments on our liquidity and debt covenants.
Stock Repurchase Program
Effective November 4, 2004, our Board of Directors authorized repurchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors, and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chairman of the Board consistent with the guidelines adopted by the Board of Directors and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Any repurchases will be made in accordance with Securities and Exchange Commission rules. As of the date of this filing, no shares have been repurchased under this program.
Equity Compensation Plan Information
The following table summarizes information about the StarTek, Inc. Stock Option Plan and Director Option Plan as of December 31, 2005:

	(A)	(B)	(C)
	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants, and rights	warrants and rights	securities reflected in column A)
Equity compensation plans approved by security holders	981,490	$19.68	340,990

Equity compensation plans not approved by security holders	None	None	None
In December 2005, we accelerated the vesting of 143,860 employee stock options, all with exercise prices of $21.80 or above, such that they immediately vested as of December 30, 2005. The purpose of this action was to eliminate future compensation expense that we would otherwise have recognized upon implementation of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS No. 123R). The weighted average exercise price of the options that were accelerated was $28.92. Because the options prior to the acceleration had intrinsic values that were more than the intrinsic value of the options after the acceleration, no compensation expense related to the acceleration was recognized in our Consolidated Statements of Income for the year ended December 31, 2005. All terms of options with an exercise price of less than $21.80 remained unchanged.
For further description of our equity compensation plans, see Note 13, “Stock Options,” to our Consolidated Financial Statements, which are included in Item 15, Exhibits and Financial Statements, of this Form 10-K.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 15, Exhibits and Financial Statements, of this Form 10-K. Additionally, the following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included in Item 7 of this Form 10-K.

	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$216,371	$221,906	$165,537	$122,155	$97,917
Cost of Services	167,223	164,363	114,291	83,599	74,571

Gross profit	49,148	57,543	51,246	38,556	23,346
Selling, general and administrative expenses	28,435	27,451	25,446	20,061	11,829

Operating profit	20,713	30,092	25,800	18,495	11,517
Net interest and other income	1,479	3,532	4,048	1,986	4,318
Loss on impaired investments	—	—	—	(6,210)	(15,452)

Income from continuing operations before income taxes	22,192	33,624	29,848	14,271	383
Income tax expense	8,177	12,747	11,125	5,280	146

Income from continuing operations	14,015	20,877	18,723	8,991	237
(Loss) gain on discontinued operations*	(1,155)	99	3,475	6,175	4,634

Net income	$12,860	$20,976	$22,198	$15,166	$4,871

Net income per share from continuing operations:
Basic	$0.96	$1.44	$1.31	$0.64	$0.02
Diluted	$0.95	$1.41	$1.28	$0.63	$0.02

Net income per share including discontinued operations:
Basic	$0.88	$1.45	$1.56	$1.07	$0.35
Diluted	$0.88	$1.42	$1.52	$1.05	$0.34

Weighted average shares outstanding:
Basic	14,629	14,455	14,243	14,141	14,053
Diluted	14,681	14,780	14,623	14,385	14,168

Balance Sheet Data:
Total assets	$156,606	$170,019	$153,607	$140,421	$129,153
Total debt	$5,650	$9,363	$104	$6,482	$11,806
Total stockholders’ equity	$128,164	$136,883	$133,000	$114,594	$95,609

Other Selected Financial Data:
Capital expenditures, net of proceeds	$9,379	$17,839	$23,736	$5,839	$19,008
Depreciation and amortization	$13,364	$12,546	$10,045	$9,220	$6,898
Cash dividends declared per common share	$1.50	$1.58	$0.73	$—	$—

*	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Discontinued Operations” and Note 4 “Discontinued Operations,” to our Consolidated Financial Statements, which is included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a leading provider of business process management services for outsourced customer interactions. Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points — web, voice, email, fax, and video. Our services include provisioning management, customer care services , receivables management, wireless telephone activations, high-end technical support and wire line telephone number portability. As of December 31, 2005, we provided business process management services from 16 operational facilities, totaling nearly 731,000 square feet in the United States of America and Canada. Our seventeenth operating facility became operational on January 5, 2006. We have also contracted to lease two additional business process management services facilities in Ontario, Canada, which are expected to open in the second quarter of 2006 (see Item 2, “Properties” for further details).

On December 16, 2005, we completed the sale of our Supply Chain Management services platform to a third party. Prior to the sale, we provided packaging, fulfillment, marketing support and logistics services through this operational platform. We also provided business process management services from two facilities in Hartlepool, England through our operating subsidiary, StarTek Europe, Ltd., until September 30, 2004, when this subsidiary was sold to a third party. The results of operations of our Supply Chain Management Services platform and our StarTek Europe, Ltd. business have been reported as discontinued operations in all periods presented.
In 2005 we made significant strides in realigning our cost structure and securing new clients. Revenue declined $5.5 million to $216.4 million in 2005 compared with the same period in the prior year. Our gross profit margin declined from 25.9% in 2004 to 22.7% in 2005 while operating profit declined $9.4 million to $20.7 million. These declines were largely the result of revenue mix from a major client, declining business from a utility client, premium pricing in the fourth quarter of 2004, unfavorable foreign exchange rates related to the Canadian dollar and increased costs related to ramping new business during the year. Net income of $12.9 million in 2005 represented a decrease of $8.1 million from $21.0 million in 2004.
Our cash and cash equivalents and investment position increased $6.2 million to $45.6 million at December 31, 2005. We reduced long-term debt by $2.5 million and lowered capital expenditures by $4.1 million. Our working capital declined from $88.6 million in 2004 to $72.0 million in 2005 as a result of lower accounts and income tax receivable.
Results of Operations
Due to the December 16, 2005, sale of our Supply Chain Management Services platform and the September 30, 2004, sale of StarTek Europe, Ltd., the results of operations related to these lines of business have been reported as discontinued operations for all periods presented.
The following table presents selected items from our Consolidated Statement of Operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Revenue	$216,371	100.0%	$221,906	100.0%	$165,537	100.0%
Cost of Services	167,223	77.3%	164,363	74.1%	114,291	69.0%

Gross profit	49,148	22.7%	57,543	25.9%	51,246	31.0%
Selling, general and administrative expenses	28,435	13.1%	27,451	12.4%	25,446	15.4%

Operating profit	20,713	9.6%	30,092	13.6%	25,800	15.6%
Net interest and other income	1,479	0.7%	3,532	1.6%	4,048	2.4%

Income from continuing operations before income taxes	22,192	10.3%	33,624	15.2%	29,848	18.0%
Income tax expense	8,177	3.8%	12,747	5.7%	11,125	6.7%

Income from continuing operations	14,015	6.5%	20,877	9.4%	18,723	11.3%
(Loss) gain on discontinued operations	(1,155)	-0.5%	99	0.0%	3,475	2.1%

Net income	$12,860	5.9%	$20,976	9.5%	$22,198	13.4%

2005 Compared to 2004
Revenue. Revenue declined 2.5% to $216.4 million in 2005 compared to 2004. This decline was driven by changes in revenue mix from our second largest client, declining business from a utility client and year-over-year revenue decline from our largest client. Revenue mix from our second largest client resulted in a reduction in revenue as volume shifted away from higher-margin, higher-priced services, such as wire line number portability (WLNP), towards lower-price, lower-margin services. We generated lower revenue year-over-year from our largest client, despite having experienced higher volume and revenue during the first three quarters of 2005. This overall decline in revenue was the result of a significant amount of volume in fourth quarter of 2004 that was billed at premium rates as this client merged with another company. As a result, our revenue from this client to decreased year-over-year, despite increases in volume in 2005.

Offsetting these declines in revenue from 2004 to 2005 was an increase in volume on one of our larger clients. We began servicing this client late in 2004 and, as such, did not receive a full year of revenue from this client. In 2005, we provided services to this client for a full year and, by the end of 2005, had nearly doubled the number of service lines we provided to this client compared to 2004. Also offsetting the aforementioned year-over-year revenue declines was incremental revenue from new clients announced during the latter half of 2005.
Cost of Services. Cost of services increased $2.9 million, or 1.7%, to $167.2 million during 2005. Gross profit decreased $8.4 million to $49.1 million and gross margin declined from 25.9% to 22.7% during 2005, compared to the prior year. The decline in gross margin was attributable to the aforementioned revenue mix from our second largest client and premium pricing on services provided to our largest client during the fourth quarter of 2004, which realized a higher margin than services provided in 2005. In addition, we incurred additional costs associated with ramping new clients and opening a new site in Petersburg, Virginia, which became operational on January 5, 2006. The strengthening of the Canadian dollar versus the U.S. dollar also contributed to year-over-year margin decline, resulting in a $5.1 million negative impact on gross profit, as we incur certain expenses associated with our Canadian facilities in Canadian dollars while associated revenue is earned in U.S. dollars.
Selling, General, and Administrative Expenses. During the first quarter of 2005, we began implementing a cost realignment strategy aimed at bringing our fixed costs more in line with our operations. As a result, we decreased corporate headcount during 2005, but these savings were offset by approximately $1.2 million in severance expensed during the year. We also had a full year of fixed costs associated with three new call centers opened throughout 2004. These factors led to an increase in selling, general and administrative expense of $1.0 million, or 3.6%, in 2005 when compared to 2004.
Operating Profit. Operating profit declined approximately $9.4 million to $20.7 million during 2005 when compared to 2004 as a result of the factors discussed above. As a percent of revenue, operating profit declined from 13.6% in 2004 to 9.6% in 2005.
Net Interest Income and Other. Net interest and other income was $2.1 million lower in 2005 than in 2004 as we experienced lower income and gains from our investment portfolio in 2005. This was the result of a change in our investment policy and changing market conditions. Partially offsetting this decline was a gain from the sale of our Greeley East facility in the third quarter of 2005, which resulted in a gain of approximately $0.8 million.
Income From Continuing Operations Before Income Taxes. Income from continuing operations before income taxes declined $11.4 million, or 34.0%, to $22.2 million in 2005 compared to 2004. This decline was driven by decreases in gross profit as well as unfavorable changes in net interest and other income and selling, general and administrative expense.
Income Tax Expense. We experienced a year-over-year decrease in income tax expense of $4.6 million to $8.2 million in 2005. Our effective tax rate for the year declined from 37.9% in 2004 to 36.8% in 2005. This decline was driven by the positive effects of state tax return true-up activity and higher than normal work opportunity credits. A $0.6 million valuation allowance relating to capital loss carry-forwards that management does not believe will be offset by sufficient future capital gains partially offset the lower effective tax rate.
Discontinued operations. On December 16, 2005, we completed the sale of our Supply Chain Management Services platform. Consequently, the results of operations from this segment have been reported as discontinued operations for all periods presented. In conjunction with the sale, we realized a $0.3 million gain and associated tax expense of $0.1 million in 2005. We also realized a loss from the platform’s results of operations of $2.2 million and a tax benefit of $0.8 million in 2005. In 2004, we realized income from the platform’s results of operations of $4.3 million and associated tax expense of $1.6 million.
On September 30, 2004, we sold StarTek Europe, Ltd. (StarTek Europe), our operating facility in the United Kingdom. As a result, the results of operations from this segment have been reported as discontinued operations in 2004 and all periods prior to its sale. In conjunction with the sale, we realized a loss of $2.3 million and a tax benefit of $0.9 million, in 2004. We also realized a loss from the operations of StarTek Europe of $1.8 million and a tax benefit of $0.6 million in 2004.
For a more complete description of both the sale of our Supply Chain Management Services platform and StarTek Europe, Ltd., please refer to Note 4 “Discontinued Operations,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K.

Net Income. Net income declined $8.1 million from $21.0 million in 2004 to $12.9 million in 2005. This decline was driven by decreases in gross profit, net interest and other income and discontinued operations as well as an increase in selling, general and administrative expense, partially offset by a lower effective tax rate.
2004 Compared to 2003
Revenue. Revenue increased $56.4 million, or 34.1%, to $221.9 million in 2004. Substantially all of this increase was due to higher volumes in services provided to our two largest clients and new client contracts.
Cost of Services. Cost of services increased $50.1 million, or 43.8%, to $164.4 million in 2004, as a result of increased revenue from our business process management services platform and three new facilities which commenced operations during 2004. As a percentage of revenue, cost of services increased from 69.0% in 2003 to 74.1% in 2004. Our cost of services as a percentage of revenue increased primarily due to underutilized capacity associated with lower than forecasted volumes and the tiered pricing structure set in place by our agreement with our largest client, which results in a decreased revenue rate at higher levels of volume. Also contributing to this increase was a $5.3 million increase resulting from the declining value of the U.S. dollar relative to the Canadian dollar, as over 37% of our expenses during the year ended December 31, 2004, were paid in Canadian dollars. Gross profit increased $6.3 million in 2004, or 12.3%, compared to 2003. As a percentage of revenue, gross profit decreased from 31.0% in 2003 to 25.9% in 2004.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.0 million, or 7.9%, in 2004 from $25.4 million in 2003. The increase is primarily attributable to the launch and staffing of three new call centers and expenses associated with the Sarbanes-Oxley Act of 2002. However, as a percentage of revenue, selling, general, and administrative expenses decreased from 15.4% in 2003 to 12.4% in 2004.
Operating Profit. Operating profit increased $4.3 million, or 16.6%, from $25.8 million in 2003 to $30.1 million in 2004 due to increased revenue associated with higher call volumes. However, operating profit as a percentage of revenue decreased from 15.6% in 2003 to 13.6% in 2004 primarily as a result of increased Canadian foreign currency exchange costs, and higher selling, general, and administrative expenses associated with preparing our three new facilities for operations. New call centers and related infrastructure resulted in increased depreciation expense of $2.5 million over the prior year.
Net Interest and Other Income. Net interest and other income decreased $0.5 million, or 12.7%, from $4.0 million of income in 2003 to $3.5 million of income in 2004. The decrease is primarily the result of lower interest rates on money market and fixed-income securities and investing in more conservative and liquid securities in 2004, in compliance with our investment policy, which was revised in 2004.
Income From Continuing Operations Before Income Taxes. Income from continuing operations before income taxes increased $3.8 million, or 12.7%, to $33.6 million in 2004 when compared to 2003. As a percentage of revenue, income from continuing operations before taxes decreased from 18.0% in 2003 to 15.2% in 2004. These changes were the result of the reasons described above.
Income Tax Expense. Our effective income tax rate was relatively flat at 37.9% in 2004 compared to 37.3% in 2003. The $1.6 million year-over-year increase in expense was primarily attributable to higher income from continuing operations before income taxes.
Discontinued operations. On September 30, 2004, we sold StarTek Europe, Ltd., our operating subsidiary in the United Kingdom which provided business process management services from two facilities in Hartlepool, England. As a result of this disposition, the results of operations of StarTek Europe have been reported as discontinued operations for all periods presented. The net impact of discontinued operations on our net income for the twelve months ended December 31, 2004, was a reduction of $2.5 million, consisting of the $2.3 million loss from disposal of discontinued operations, $1.8 million in losses from operations of the subsidiary during the period and an income tax benefit of $1.6 million. In 2003, discontinued operations related to the disposal of StarTek Europe, Ltd. resulted in a loss of $1.2 million, consisting of a $2.0 million loss from operations during the year and a tax benefit of $0.8 million.
Also included in discontinued operations are the results of operations of our Supply Chain Management Services platform, which was sold on December 16, 2005. During the year ended December 31, 2004, net income from discontinued operations related to the sale of the Supply Chain Management Services platform totaled $2.7 million. During the year ended December 31, 2003, net income from discontinued operations related to the Supply Chain Management Services platform was $4.7 million.

For further discussion of the impact on our results of operations resulting from the sale of our Supply Chain Management Services platform, please see the discussion of 2004 versus 2005 results earlier in this section of our Form 10-K. For a more complete description of both the sale of our Supply Chain Management Services platform and StarTek Europe, Ltd., please refer to Note 4 “Discontinued Operations,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K.
Net Income. Net income declined $1.2 million to $21.0 million in 2004 from $22.2 million in 2003 as a result of the factors discussed above.
Liquidity and Capital Resources
As of December 31, 2005, we had working capital of $72.0 million, which represented a decline of $16.7 million from December 31, 2004. This decline was primarily attributable in part to decreases in accounts and income taxes receivable. Changes in these specific accounts are more fully explained in “Net Cash provided by Operating Activities” below. Our cash and cash equivalents and investments position increased $6.2 million to $45.6 million at December 31, 2005. We reduced our long-term debt by $2.5 million, incurred capital expenditures of $15.4 million, made dividend payments of $21.9 million and generated $45.5 million in cash from operations during 2005.
We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash relate to capital expenditures to upgrade our existing information technologies, the payment of dividends, and investments in our facilities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be significantly impacted by a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the section entitled “Risk Factors” in this section of our Annual Report on Form 10-K.
Net Cash Provided by Operating Activities. Net cash provided by operating activities in 2005 was more than double that provided during 2004, increasing to $45.5 million in 2005. Driving this increase was an effect on cash flow year-over-year from income taxes receivable which was attributable to timing of estimated tax payments and an $8 million tax refund in 2005 resulting from a 2004 overpayment of our estimated tax liability. Also contributing to the increase in net cash provided by operating activities was a significant decrease in accounts receivable compared to the prior year. This was the result of higher collections coupled with an unusually high receivables balance at December 31, 2004, resulting from timing of payments from our customers. Days sales outstanding declined from 77 days at the end of 2004 to 64 days at 2005. These increases in cash flow were partially offset by lower net income.
Net Cash Used in Investing Activities. Net cash used in investing activities increased $13.8 million during 2005 versus the prior year. This increase was attributable to a change in our approach to investing, resulting from a new, more conservative cash management approach adopted late in 2004. As part of this new investment approach, our investments now typically consist of short-term debt obligations and as a result, we purchase and sell investments held in our portfolio with substantially higher frequency than we have in the past. Likewise, this new investment structure and general market conditions lowered our net income from our investment portfolio during 2005. Lower net capital expenditures partially offset this decline, as, during 2004, we invested more heavily in increasing our capacity. Likewise, the 2005 sale of a facility in Greeley, Colorado also lowered our net capital expenditures during the year.
We expect that our capital expenditures in 2006 will exceed our capital expenditures in each of 2005 and 2004. We plan to use most of our capital expenditures in 2006 for capacity expansion and development of new service offerings as we see fit. Some of these expenditures will be used to develop two new sites in Ontario, Canada which were leased in December 2005 and are expected to open in second quarter of 2006. To the extent we have firm commitments from our clients, we may use our capital expenditures towards further capacity expansion as it is needed. Likewise, we expect to use capital expenditures towards new product development to the extent we identify opportunities to provide new services to new and existing clients. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our clients. We believe our existing facilities, including the facilities we are currently developing in Ontario, Canada, are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $16.2 million to $25.3 million in 2005. In 2004, we received $10.0 million in proceeds from borrowings under our secured equipment loan and borrowed $7.0 million under our short-term credit facility, resulting in cash received from debt proceeds of $17.0 million (see “Outstanding Debt” below). Excluding these borrowings, net cash used in financing activities was relatively flat to the prior year as decreased dividend and debt payments were offset by decreased proceeds from stock option exercises.
Outstanding Debt. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224 thousand. The loan is secured by certain furniture, telephone and computer equipment. As of December 31, 2005, we had $5.6 million outstanding under this loan.
We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. On June 29, 2005, we amended and renewed this agreement such that the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 6.25% as of December 31, 2005. Under this line of credit, we must generate net profit after tax of at least $1 on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to hold a tangible net worth of $93.2 million at December 31, 2005, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of December 31, 2005, and we were in compliance with all of our debt covenants related to this facility.
Dividend Information. We paid a cash dividend of $0.36 per share, aggregating approximately $5.3 million, on February 23, 2006. At this time, we expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our Board of Directors and will depend on, among other things, the Board’s determination of the best use of our cash at the time, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions.
Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary, by period, of the future contractual obligations and payments we have entered into as of December 31, 2005:

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$2,551	$3,099	$—	$—	$5,650
Operating leases (2)	3,946	7,251	5,050	3,712	19,959
Purchase obligations (3)	7,646	10,332	8	—	17,986

Total contractual obligations	$14,143	$20,682	$5,058	$3,712	$43,595

(1)	Long-term debt consists of our $10.0 million 3.65% fixed rate equipment loan, as discussed above, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases. Included in these totals are the expected future lease payments related to three facilities, one in Petersburg, Virginia, which became operational in January 2006, and two in Ontario, Canada, which are expected to open during the first two quarters of 2006.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

Other Factors Impacting Liquidity. Effective November 4, 2004, our Board of Directors authorized purchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chairman of the Board consistent with the guidelines adopted by the Board of Directors from time to time and will depend on market conditions and other factors. Any repurchased shares will be made in accordance with Securities and Exchange Commission rules. We have not yet repurchased any shares pursuant to this Board authorization.
Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in the section entitled “Risk Factors” in this section and in Note 8 “Principal Clients,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2005.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.
Variability of Operating Results
Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the holiday buying season. For 2006, we anticipate lower variations in quarterly revenue than has historically been the case. However, we have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients, (ii) changes in the volume of services provided to principal clients, (iii) timing of existing and future client product launches or service offerings; (iv) expiration or termination of client projects or contracts; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain high technology clients’ businesses.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements require us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates due to factors beyond our control or due to changes in these assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our Audit Committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:
Revenue Recognition
We invoice our business process management services clients monthly in arrears and recognize revenue for such services when completed. For substantially all of our contractual arrangements for business process management services, we recognize revenue based either on the billable hours or minutes of each customer service representative, at rates provided in the client contract, or on a rate-per-transaction basis. The contractual rates can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the appropriate penalty under the terms of the client contract.
The provision of business process management services to our clients generally does not involve multiple elements in the context of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We provide initial training to customer service representatives upon commencement of new business process management services contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred. Likewise, some client contracts stipulate that we are entitled to bonuses should we meet or exceed these predetermined quality and/or performance obligations. These bonuses are recognized as incremental revenue in the period in which they are earned.

Prior to the sale of our Supply Chain Management Services platform, substantially all of our contractual arrangements with Supply Chain Management Services clients were based on the volume, complexity and type of components involved in the handling of our clients’ products. We invoiced our Supply Chain Management Services clients upon shipment and recognized revenues on a gross basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” when such services were completed and the related goods were shipped.
Impairment of Long-Lived Assets
We periodically evaluate potential impairments of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment using discounted cash flows or other methods of determining fair value. We recognized no impairment losses on assets held for use during the years ended December 31, 2005, 2004, or 2003.
Investments
We invest in investment grade corporate bonds, convertible bonds, mutual funds, commercial paper and various forms of equity securities. Historically, we have also invested in option contracts, non-investment grade bonds, and alternative investment partnerships. These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. Trading securities are liquid investments bought principally for selling in the near term. Debt securities that we have both the intent and ability to hold to maturity are classified as held to maturity. All other investments not deemed to be trading or held to maturity securities are classified as investments available for sale.
Trading securities and investments available for sale are carried at their respective fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Due to the potential limited liquidity of some of these financial instruments, the most recently traded price may be different from the value that might be realized if we were to sell or close out the transactions. We do not believe such differences are substantial to our results of operations, financial condition, or liquidity. Temporary changes in the fair market value of investments available for sale are reflected in stockholders’ equity. Changes in the fair market value of trading securities are reflected in net interest and other income. As of December 31, 2005, we did not hold any trading or held-to-maturity investments.
We exercise judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment in accordance with the provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We consider factors such as market conditions, the industry sectors in which the issuer of the investment operates, the viability and prospects of each entity, and the length of time that fair value has been less than cost. A write-down of the related investment is recorded and is reflected as a loss on impaired investment when an impairment is considered other-than-temporary. No investments were determined to be other-than-temporarily impaired during 2005 or 2004.
Income Taxes
We account for income taxes using the liability method as prescribed by SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as expenses in our financial statements.

We believe our deferred tax assets other than those that carry a valuation allowance will be realized through the reversal of our existing temporary differences and the execution of available tax planning strategies. Additional valuation allowances may be required if we are unable to execute our tax planning strategies or generate future taxable income. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the related deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our valuation allowance. The increase or reversal of all or a portion of our tax valuation allowance could have a significant negative or positive impact on future earnings.
Accrued Health Insurance
As of January 1, 2005, we changed our employee health care insurance coverage from a fully-insured to a self-insured plan. As such, our liability balance of $188 thousand as of December 31, 2004, reflected accrued premiums due to our fully insured health care provider. As of December 31, 2005, our liability balance increased to $462 thousand reflecting an estimate of the liability amount that we consider to be appropriate given industry statistics, our employee base, expert opinion and management judgment. Our actual liability under these plans may differ significantly from this estimate. We have stoplosses at both an individual and corporate level which limit our total exposure on these plans. On January 1, 2006, all of our employees categorized as “exempt” under the Fair Labor Standards Act (FLSA) returned to a fully-insured plan, and our employees categorized as “non-exempt” under FLSA initiated coverage under a self-insured plan.
Risk Factors
Over 85% of our revenue in the past several years has been received from our three largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.
The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2005	2004 (1)	2003 (1)
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	52.6%	52.1%	53.2%
T-Mobile, a subsidiary of Deutsche Telekom	23.9%	28.0%	22.4%
AT&T Corp. (now known as AT&T, Inc.)	11.1%	11.5%	18.3%

(1)	2004 and 2003 data is adjusted from amounts previously reported as discussed in Note 4 “Discontinued Operations,” to our Consolidated Financial Statements, included in Item 15, Exhibits and Financial Statements.
The loss of a principal client, a material reduction in the amount of business we receive from a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below. Our contract with Cingular Wireless, LLC expires on December 31, 2006, and we cannot guarantee that we will be able to reach an agreement on the terms of an extension of this contract.
In addition, the future revenue we generate from our principal clients may decline or grow at a slower rate than expected or than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition. For example, there are no guarantees of volume in our current contract with Cingular Wireless, LLC. Likewise, the contract provides for a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains will be necessary to offset the negative impact that lower per-minute revenue at higher volume levels will have on our margins in future periods.
Our client base is concentrated in the telecommunications industry and our strategy partially depends on a trend of telecommunications companies continuing to outsource non-core services. If the telecommunications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current client base is primarily engaged in the telecommunications industry, with over 90% of our revenue in 2005 coming from this industry. Our business and growth is largely dependent on continued demand for our services from clients in this industry and other industries we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.
Our client base is concentrated in the telecommunications industry, which has recently experienced consolidation trends. Two of our three principal clients have been acquired over the past two years and there is no guarantee that the newly consolidated companies will continue to use our services.
Consolidation in the telecommunications industry or any other of our targeted industries may decrease the potential number of buyers for our services. Likewise, there is no guarantee that the acquirer of one of our clients will continue to use our services after the consolidation is completed. We are particularly vulnerable on this issue given the relatively few significant customers we currently serve and the concentration of these customers in the telecommunications industry. For example, in October 2004, Cingular Wireless, LLC. completed its merger with our client, AT&T Wireless. While our services agreement with AT&T Wireless was extended to December 31, 2006, and is not subject to termination for convenience or without cause, Cingular did not typically use outsourced services prior to acquiring AT&T Wireless and we cannot be assured that Cingular will use our services on the same scale as AT&T Wireless. Likewise, in November 2005, SBC Communications, Inc. closed its acquisition of AT&T Corp. and in March of 2006, the consolidated entity, named AT&T, Inc., announced it will merge with Bell South Corporation, its joint partner in Cingular Wireless, LLC. There can be no assurance that the newly merged businesses will continue to use our services in the future. Likewise, if the AT&T, Inc. acquisition of Bell South Corporation is consummated, it could further concentrate our revenue base. If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations could be adversely affected.
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
We anticipate that competition from low-cost, offshore providers of outsourced services will increase in the near future and that such providers will remain an important competitor group. A number of our competitors have or may develop greater name recognition or financial and other resources than we have. Similarly, additional competitors with greater name recognition and resources may enter the markets in which we operate. Some competitors may offer a broader suite of services than we do, which may result in potential clients consolidating their use of outsourced services with our competitors rather than using our services. Competitive pressures from current or future competitors could also result in substantial price erosion, as discussed below, which could adversely affect our revenue, margins, and financial condition.
We face considerable pricing pressure in our business, and if we are not able to continually increase our productivity our gross margins and results of operations may be adversely affected.
Our strategy depends in part on our ability to continually increase the productivity level we are able to achieve. We face significant price pressure arising from our clients’ desire to decrease their operating costs, and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. In addition, our contract with our largest customer contains a tiered pricing structure, under which pricing declines as service volumes increase. Accordingly, our ability to maintain our operating margins depends on the success of our efforts to improve our productivity and to reduce our operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for decreases in the prices we can charge for our services, our results of operations will be adversely affected.

We generate revenue based on the demand for, and inquiries generated by, our clients’ products and services. If our clients’ products and services are not successful or do not generate the anticipated call volumes, our revenue and results of operations will be adversely affected.
In substantially all of our client relationships, we generate revenue based, in large part, on the amount of products and services demanded by our clients’ customers. The amount of our revenue also depends on the number and duration of customer inquiries. Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services. In addition, if the reliability of our customers’ products or services increases as a result of technological improvements, the volume of calls that we service may be reduced. If customer interest in or increased reliability of any products or services offered by our clients and for which we provide outsourced services result in reduced service volumes, our business process management services revenue would be diminished. StarTek utilizes forecasts made by our clients based on demand from their customers. If the actual call volumes are materially different than the forecasted volumes, our financial results could be adversely affected.
In 2004, we expanded our capacity to include three new facilities. These facilities did not generate volume at levels forecasted before the capacity expansion, and consequently, we experienced excess capacity during the first half of 2005. As a result of securing several new client contracts in 2005, we are currently planning to open three new facilities in 2006, one of which became operational on January 5, 2006, and the other two are expected to become operational during the second quarter of 2006. As business associated with these new clients and additional facilities ramps, we expect to incur excess capacity and additional costs until the facilities are operational at normal levels of volume. While our current policy is to secure certain levels of volume prior to committing to open a new facility, we cannot guarantee that new facilities we open will reach normal capacity levels as quickly as anticipated, which could, in turn, have an adverse affect on our financial results.
Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.
We enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients, however these contracts generally permit termination upon 30 to 90 days notice by our clients; do not designate us as our clients’ exclusive outsourced services provider; do not penalize our clients for early termination; hold us responsible for work performed that does not meet pre-defined specifications; and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel contracts we have with them, which may adversely affect our results. In addition, contracts with two of our principal clients expire during 2006 and we cannot guarantee that they will be extended or renewed. If a principal client cancelled or did not renew our contract with them, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients’ customers, as described above, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us, which would have an adverse effect on our revenue, results of operations, and overall financial condition.
Our existing and potential clients are currently decreasing the number of vendors they are using to outsource their business process services. If we lose more business than we gain as a result of this vendor consolidation, our business and results of operations will be adversely affected.
Our existing clients and a number of clients we are currently targeting have begun to decrease the number of firms they rely on to outsource their business process outsourced services. We believe these clients are taking this action in order to increase accountability and decrease their costs. If this consolidation results in us losing one or more of our clients, our business and results of operations will be adversely affected. In addition, this consolidation could make it more difficult for us to secure new clients, which could limit our growth opportunities.
If the value of our portfolio of investment securities declines, our results of operations will suffer.
Approximately 18.0% of our total assets as of December 31, 2005, consisted of investment securities. We have made investments in publicly-traded debt, equity and equity-linked securities, and the market prices of the securities have been volatile. We periodically review investments available for sale for other than temporary declines in fair value, and write down investments to their fair value when such a decline has occurred. Unrealized gains or losses on investments acquired as trading securities are recognized as they occur. Future adverse changes in market conditions or poor operating results of companies in which we have invested could result in losses. Moreover, we implemented a more conservative investment policy in late 2004 and the resulting lower returns may adversely impact our operating results.

We have experienced significant management turnover.
On February 16, 2005, our former Chief Executive Officer resigned. In January 2005, we hired a new Chief Financial Officer, Steven D. Butler, who was appointed President and Chief Executive Officer on an interim basis until May 2005, when Mr. Butler assumed the title of President and Chief Executive Officer on a permanent basis. In August 2005, Rodd E. Granger was promoted to Executive Vice President and Chief Financial Officer to fill the position left vacant by Mr. Butler’s promotion to President and Chief Executive Officer. In September 2005, our Chief Operating Officer resigned and, alternatively, we have hired a Senior Vice President of Operations in lieu of a Chief Operating Officer. In addition, on March 3, 2006, our Chairman of the Board, A. Emmet Stephenson Jr. notified us that he will retire from his positions as Director and Chairman of the Board effective at our annual meeting of stockholders, currently scheduled for May 31, 2006, at which time he will not seek re-election. We have not yet named a successor as Chairman of the Board or a new director to fill the vacancy left by Mr. Stephenson’s departure.
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
We may need to add specialized sales personnel in order to grow our business. We may have difficulty recruiting candidates for these positions.
Our future growth depends on our ability to initiate, develop and maintain new client relationships, as well as our ability to maintain relationships with our existing principal clients. To generate opportunities for new business from existing clients as well as obtain new clients, we may need to recruit specialized sales and marketing staff and introduce new products and services. If we are unable to recruit and retain sales people with the specialized skills and knowledge needed to attract new business, we will not be able to diversify our revenue base or increase our revenues. We believe that specialized sales personnel may be difficult to identify and recruit away from their present positions.
If we do not effectively manage our growth or control costs related to growth, our results of operations will suffer.
We intend to grow our business by expanding our client base and increasing the services we provide to existing clients. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth we would be required to open additional facilities, expand and improve our information systems and procedures and train, motivate, and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures, and personnel may not be adequate to support our future operations. Further, we may not be able to maintain or accelerate our current growth, effectively manage our expanding operations, or achieve planned growth on a timely and profitable basis. In 2004 and the first half of 2005, we incurred costs related to excess capacity as we opened new facilities to accommodate for volume levels that did not materialize. As a result, our operating profits declined and our stock price was adversely impacted. If we are unable to manage our growth efficiently or if growth does not occur, our business, results of operations, and financial condition could suffer.
Our operating results may be adversely affected if we are unable to maximize our facilities capacity utilization.
Our profitability is influenced by our facilities capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. We have experienced periods of idle capacity, including excess capacity in 2005 from opening new facilities where forecasted volume levels did not materialize. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business, because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal facilities capacity utilization.
If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.
Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience relatively high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. Increases in our employee turnover rate could increase our recruiting and training costs and decrease our operating efficiency and productivity. Also, the addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly when we undertake new client relationships in industries in which we have not previously provided services. In addition, because a substantial portion of our operating expenses consists of labor related costs, labor shortages or increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer. Some of our Canadian employees have attempted to organize a labor union, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.
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
Our operations in Canada accounted for 43.7% of our revenue in 2005, 50.4% of our revenue in 2004 and 41.7% of our revenue in 2003. There are risks inherent in conducting international business, including competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets giving them an advantage regarding labor and material costs; potentially longer working capital cycles; unexpected changes in foreign government programs, policies, regulatory requirements, and labor laws; and difficulties in staffing and effectively managing foreign operations. One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations, it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.
Our operations in Canada subject us to the risk of currency exchange fluctuations.
Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. Material fluctuations in exchange rates impact our results though translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. Our results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the U.S. dollar during 2005 and 2004 because we have contracts wherein the revenue we earn is denominated in U.S. dollars yet the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars. During 2005 and 2004, we engaged in limited hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar. We intend to continue hedging activities in 2006. However, currency hedges do not and will not eliminate our exposure to fluctuations in the Canadian dollar. The exchange rate impact of the weakening U.S. dollar on our results of operations during 2005 and 2004 was $5.1 and $5.3 million, respectively. Further increases in the value of the Canadian dollar or currencies in other foreign markets in which we may operate in relation to the value of the U.S. dollar would further increase such costs and adversely affect our results of operations.
If we experience an interruption to our business, our results of operations may suffer.
Our operations depend on our ability to protect our facilities, computer equipment, telecommunications equipment, software systems and clients’ products and confidential client information against damage from internet interruption, fire, power loss, telecommunications interruption, e-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, and other emergencies. We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs, our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients, or allow our clients to renegotiate their arrangements with us. Although we maintain property and business interruption insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks, and our ability to timely and consistently access and use telephone, internet, e-commerce, e-mail, facsimile connections, and other forms of communication are substantially dependent upon telephone companies, internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.
If we fail to pay quarterly dividends to our common stockholders the market price of our shares of common stock could decline.
We have paid dividends on a quarterly basis since August 5, 2003. Our ability to pay quarterly dividends will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, capital requirements, contractual restrictions, our general financial condition and business conditions generally. The terms of our $10 million unsecured line of credit prohibit us from paying dividends in an amount that would cause us to fail to meet our financial covenants. See further discussion at Item 7a of this Form 10-K, Quantitative and Qualitative Disclosure About Market Risk. Any reduction or discontinuation of quarterly dividends could cause the market price of our shares of common stock to decline significantly. In addition, in the event our payment of quarterly dividends is reduced or discontinued, our failure or inability to resume paying dividends at historical levels could result in a persistently low market valuation of our shares of common stock.
Our quarterly operating results have historically varied and may not be a good indicator of future performance.
We have experienced and expect to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including changes in the amount and growth rate of revenue generated from our principal clients; the timing of existing and future client product launches or service offerings; unanticipated volume fluctuations; expiration or termination of client projects; timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; and seasonal nature of some clients’ businesses. Prior to the sale of our Supply Chain Management Services platform, our revenue was historically higher in the fourth quarter of each calendar year than in other quarters due to timing of client marketing programs and product launches, which are typically geared toward the holiday buying season. Due in part to the fact that we have sold the Supply Chain Management Services platform, we do not expect that we will be as affected by seasonal variations in our clients’ businesses as we have in the past, however, changes in the mix of services we provide our clients or entering into contracts with new clients may increase our exposure to seasonal fluctuations.
Our operating costs may increase as a result of higher labor costs.
During the recent economic downturn, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. If the current economic upturn in the United States continues or accelerates, we may need to increase salaries or otherwise compensate our employees at higher levels in order to remain competitive and avoid losing personnel. Higher salaries or other forms of compensation are likely to increase our cost of operations, and if such cost increases are not more than offset by increased revenue they will adversely affect our financial results. Some of our Canadian employees have attempted to organize a labor union, which if successful could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.
We depend on telephone and data service provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could affect our business. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts with various providers for telephone and data services. There is no obligation, however, for these vendors to renew their contracts with us or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could seriously affect our business.
Compliance with Securities and Exchange Commission rules requiring that we and our independent auditors assess the effectiveness of our internal controls over financial reporting may have adverse consequences.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management, on an annual basis, to assess the effectiveness of our internal control over financial reporting. Our independent auditors are then required to attest to this assessment. We have completed the process of documenting and testing our internal control over financial reporting in order to satisfy the requirements of Section 404, and the reports of our management and our independent auditors relating to our internal control over financial reporting are stated elsewhere in this Form 10-K. We constantly test and improve our controls as we identify certain deficiencies that we believe require remediation and this requires additional management time and other resources. If we incur significant expense relating to future compliance with Section 404, our operating results will be adversely impacted.
In addition, as our business develops and grows, we will be required to adapt our internal control systems and procedures to conform to our current business, and we will continue to work to improve our controls and procedures and to educate our employees in an effort to maintain an effective controls environment. However, if internal control deficiencies arise in the future, we may not be able to remediate such deficiencies in a timely manner. As a consequence, we may have to disclose in future filings with the SEC any significant deficiencies or material weaknesses in internal controls over our financial reporting system. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect our stock price. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting it may negatively impact our business and operations.
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
Our largest stockholder has the ability to significantly influence corporate actions.
A. Emmet Stephenson, Jr., our current Chairman of the Board and co-founder owned 22.9% of our outstanding common stock as of March 3, 2006. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson’s hands and the control Mr. Stephenson may exercise over us as our Chairman and as described above may discourage, delay or prevent a change in control that might otherwise benefit our stockholders. On March 3, 2006, Mr. Stephenson notified us that he will retire from his positions as Director and Chairman of the Board effective at our annual meeting of stockholders, currently scheduled for May 31, 2006, at which time he will not seek re-election. However, Mr. Stephenson’s nomination rights are not impacted by his retirement.

Our stock price has been volatile and may decline significantly and unexpectedly.
The market price of our common stock has been volatile and could be subject to wide fluctuations in response to quarterly variations in our operating results, changes in management, our success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations wherein the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $11.50 to a high of $27.80 during 2005.
We and some of our former management employees are the subject of a class action lawsuit. The defense and ultimate outcome of these allegations could negatively affect our future operating results.
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The complaints allege that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On July 28, 2005, the court entered an order allowing the plaintiffs to file a single consolidated and amended complaint up to 60 days after the appointment of a lead plaintiff in the case, and allowing us up to 60 days following the filing of the amended complaint in which to file an answer. On September 6, 2005, a motion for appointment of a lead plaintiff was filed. As of March 3, 2006, no lead plaintiff had been appointed. Once a lead plaintiff is appointed, the plaintiffs will have 60 days to file a consolidated amended complaint. Two derivative lawsuits related to these aforementioned claims were also filed on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. These actions are currently in the pleading stage and we plan to vigorously defend ourselves against each complaint.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. As of March 3, 2006, we had incurred legal fees related to this suit of approximately 20% of our $1.0 million deductible.
Item 7a. Quantitative and Qualitative Disclosure About Market Risk
In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates. We have established an investment portfolio policy which provides for, among other things, investment objectives and portfolio allocation guidelines. This policy was amended in October 2004 to provide for a more modest-risk portfolio than was present in prior years in order to maintain sufficient liquidity for corporate needs. All of our investment decisions are currently supervised or managed by our Chairman of the Board.
This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in our Item 7 of this Form 10-K in the section entitled “Risk Factors.”

Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At December 31, 2005, we had $17.4 million in cash and cash equivalents. Approximately $11.0 million of this cash was invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 3.22%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost. We paid a cash dividend to stockholders of $0.36 per share, aggregating $5.3 million, in February 2006.
Outstanding Debt. We currently have two debt facilities in use: a $10.0 million secured equipment loan and a $10.0 million unsecured revolving line of credit. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of December 31, 2005, we had $5.6 million outstanding under this loan.
From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. December 31, 2005, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 6.25% as of September 30, 2005, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future.
As of December 31, 2005, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005. Please refer to Note 7 “Debt,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K, for further explanation of our line of credit renewal.
Investments Available for Sale. At December 31, 2005, we had investments available for sale which, in the aggregate, had a cost basis of $28.1 million and a fair market value of $28.2 million. At December 31, 2005, investments available for sale generally consisted of commercial paper, investment-grade corporate bonds, convertible bonds, mutual funds, exchange-traded funds, and publicly traded equity securities. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
Late in 2004, we instituted a new, more conservative investment policy. As part of this new investment approach, our investments now typically consist of shorter-term available for sale investments than in the past and as a result, we purchase and sell investments held in our portfolio with substantially higher frequency than we have in the past. As such, this new investment structure and general market conditions lowered our net income from our investment portfolio during 2005.
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

The table below provides information as of December 31, 2005, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Commercial Paper	4.39%	$18,449	—	—	—	—	—	$18,449	$18,462
Corporate debt securities	3.52%	7,995	—	—	—	—	—	7,995	8,002

Total		$26,444	—	—	—	—	—	$26,444	$26,464

Investments available for sale as of December 31, 2005, also included equity securities of $1.7 million.
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
Trading Securities. As of December 31, 2005, we were not invested in trading securities, however as of December 31, 2004, we were invested in trading securities, consisting of alternative investment partnerships and option contracts, which had an original cost and fair market value of $2.1 million and $2.9 million, respectively. Trading securities have historically been held to meet short-term investment objectives. From time to time we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate such options as hedging instruments pursuant to SFAS No. 133.
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
A total of 43.7% of our expenses in 2005 were paid in Canadian dollars. Our U.S. and Canadian operations generate revenues denominated in U.S. dollars. During 2005, we entered into Canadian dollar forward contracts with Wells Fargo Bank, for which we purchased $84.6 million Canadian dollars; of which we purchased $77.6 million Canadian dollars in 2005, to hedge our foreign currency risk with respect to these labor costs. During the year ended December 31, 2005, we recorded a gain of approximately $777. During the year ended December 31, 2004, we recorded a loss of approximately $30, respectively, for the settled Canadian dollar forward contracts in our consolidated statements of operations. As of December 31, 2005, we had $203 in derivative assets or liabilities associated with foreign exchange contracts. We had no derivative assets or liabilities associated with foreign exchange contracts as of December 31, 2004. As of December 31, 2005, we had contracted to purchase $7.0 million Canadian to be delivered periodically through March 2006 at a purchase price which is no more than $5.8 million and no less than $5.4 million. In February 2006, we contracted to purchase approximately $35.6 million Canadian to be delivered periodically through December 2006 at a purchase price which is no more than $31.2 million and no less than $29.8 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Item 8. Financial Statement and Supplementary Financial Data
Consolidated financial statements and supplementary data required by Item 8. are set forth herein at the pages indicated in Item 15(a).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes to our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of StarTek, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that StarTek, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that StarTek, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 13, 2006

PART III
Items 10 through 14
Information required by Item 10. (Directors and Executive Officers of the Registrant), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management), Item 13. (Certain Relationships and Related Transactions), and Item 14. (Principal Accountant Fees and Services) will be included in StarTek’s definitive proxy statement to be delivered in connection with its 2006 annual meeting of stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Document List
     1. Financial Statements Response to this portion of Item 15 is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules in this Form 10-K.
     2. Supplementary Data and Financial Statement Schedules Response to this portion of Item 15 is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules in this Form 10-K.
     3. An Index of Exhibits follows the signature pages of this Form 10-K.
     (b) The Exhibit Index lists the exhibits filed with this report.

STARTEK, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
FINANCIAL STATEMENT SCHEDULES
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations, years ended December 31, 2005, 2004, and 2003
Consolidated Balance Sheets, as of December 31, 2005, and 2004
Consolidated Statements of Cash Flows, years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
Financial Statement Schedules
All schedules have been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of StarTek, Inc.
We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of StarTek, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 13, 2006

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$216,371	$221,906	$165,537
Cost of services	167,223	164,363	114,291

Gross profit	49,148	57,543	51,246
Selling, general and administrative expenses	28,435	27,451	25,446

Operating profit	20,713	30,092	25,800
Net interest and other income	1,479	3,532	4,048

Income from continuing operations before income taxes	22,192	33,624	29,848
Income tax expense	8,177	12,747	11,125

Income from continuing operations	14,015	20,877	18,723

Discontinued operations:
(Loss) income from operations of discontinued operations	(2,153)	2,437	5,499
Gain (loss) on disposal of discontinued operations	300	(2,316)	—
Income tax benefit (expense)	698	(22)	(2,024)

(Loss) income from discontinued operations	(1,155)	99	3,475

Net income	$12,860	$20,976	$22,198

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	380	820	569
Unrealized (loss) gain on available for sale securities, net of tax	(546)	(913)	2,200
Change in fair value of derivative instruments	127	—	—

Comprehensive income	$12,821	$20,883	$24,967

Net income per share from continuing operations:
Basic	$0.96	$1.44	$1.31

Diluted	$0.95	$1.41	$1.28

Net income per share including discontinued operations:
Basic	$0.88	$1.45	$1.56

Diluted	$0.88	$1.42	$1.52

Dividends declared per common share	$1.50	$1.58	$0.73

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,425	$14,609
Investments	28,168	24,785
Trade accounts receivable, less allowance for doubtful accounts of $250 and $357, respectively	40,612	49,254
Income tax receivable	4,227	12,344
Assets held for sale	—	6,638
Deferred tax assets	—	1,249
Prepaid expenses and other current assets	3,161	2,038

Total current assets	93,593	110,917

Property, plant and equipment, net	57,066	55,731
Long-term deferred tax assets	2,402	—
Other assets	853	224

Total assets	$153,914	$166,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,744	$7,190
Accrued liabilities:
Accrued payroll	7,280	5,950
Accrued compensated absences	3,522	4,368
Accrued health insurance	462	188
Other accrued liabilities	806	333
Current portion of long-term debt	2,551	2,580
Short-term borrowings	—	1,250
Short-term deferred income tax liabilities	1,108	—
Grant advances	1,150	140
Other current liabilities	—	294

Total current liabilities	21,623	22,293

Long-term debt, less current portion	3,099	5,533
Long-term deferred income tax liabilities	—	441
Other liabilities	1,028	1,722

Total liabilities	25,750	29,989

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,631,091 and 14,606,011 shares issued and outstanding at December 31, 2005 and 2004, respectively.	146	146
Additional paid-in capital	60,139	59,736
Cumulative translation adjustment	1,646	1,266
Unrealized gain on investments available for sale	3	549
Unrealized gain on derivative instruments	127	—
Retained earnings	66,103	75,186

Total stockholders’ equity	128,164	136,883

Total liabilities and stockholders’ equity	$153,914	$166,872

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Net income	$12,860	$20,976	$22,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,364	12,546	10,045
Deferred income taxes	(595)	(402)	(1,218)
Realized loss (gain) on investments	623	(1,981)	(2,694)
(Gain) loss on sale of assets	(1,083)	1,626	(30)
Changes in operating assets and liabilities:
Sales of trading securities, net	2,929	2,926	1,537
Trade accounts receivable, net	10,679	(7,903)	(6,156)
Prepaid expenses and other assets	(549)	257	(609)
Accounts payable	(2,704)	(1,453)	(2,239)
Income taxes, net	8,405	(10,197)	482
Accrued and other liabilities	1,530	4,723	3,397

Net cash provided by operating activities	45,459	21,118	24,713

Investing Activities
Purchases of investments available for sale	(733,935)	(271,673)	(45,054)
Proceeds from disposition of investments available for sale	726,126	286,077	51,920
Purchases of property, plant and equipment	(15,365)	(19,465)	(23,867)
Proceeds from disposition of property, plant and equipment	5,986	1,626	131

Net cash used in investing activities	(17,188)	(3,435)	(16,870)

Financing Activities
Proceeds from stock option exercises	327	4,477	2,907
Principal payments on borrowings	(4,594)	(7,751)	(7,368)
Dividend payments	(21,943)	(22,820)	(10,420)
Proceeds from borrowings	880	17,010	—

Net cash used in financing activities	(25,330)	(9,084)	(14,881)
Effect of exchange rate changes on cash	(125)	55	(150)

Net increase (decrease) in cash and cash equivalents	2,816	8,654	(7,188)
Cash and cash equivalents at beginning of period	14,609	5,955	13,143

Cash and cash equivalents at end of period	$17,425	$14,609	$5,955

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$253	$328	$283
Income taxes paid	$9,486	$19,611	$13,792
Property, plant and equipment financed under long-term debt	$—	$10,000	$—
Change in unrealized (loss) gain on investments available for sale, net of tax	$(546)	$(913)	$2,200
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Pain-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	14,192,581	$142	$50,060	$65,253	$(861)	$114,594
Stock options exercised	158,430	2	2,905	—	—	2,907
Income tax benefit from stock options exercised	—	—	952	—	—	952
Dividends paid	—	—	—	(10,420)	—	(10,420)
Net income	—	—	—	22,198	—	22,198
Foreign currency translation adjustments, net of tax	—	—	—	—	569	569
Unrealized gain on investments available for sale, net of tax	—	—	—	—	2,200	2,200

Balance, December 31, 2003	14,351,011	$144	$53,917	$77,031	$1,908	$133,000
Stock options exercised	255,000	2	4,475	—	—	4,477
Income tax benefit from stock options exercised	—	—	1,344	—	—	1,344
Dividends paid	—	—	—	(22,820)	—	(22,820)
Net income	—	—	—	20,976	—	20,976
Foreign currency translation adjustments, net of tax	—	—	—	—	820	820
Unrealized gain on investments available for sale, net of tax	—	—	—	—	(913)	(913)

Balance, December 31, 2004	14,606,011	$146	$59,736	$75,186	$1,815	$136,883
Stock options exercised	25,080	—	327	—	—	327
Income tax benefit from stock options exercised	—	—	76	—	—	76
Dividends paid	—	—	—	(21,943)	—	(21,943)
Net income	—	—	—	12,860	—	12,860
Foreign currency translation adjustments, net of tax	—	—	—	—	380	380
Unrealized gain on investments available for sale, net of tax	—	—	—	—	(546)	(546)
Change in fair value of derivative instruments, net of tax	—	—	—	—	127	127

Balance, December 31, 2005	14,631,091	$146	$60,139	$66,103	$1,776	$128,164

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Dollars in thousands, except per share data)
1. Basis of Presentation and Summary of Significant Accounting Policies
We are a leading provider of business process optimization services for outsourced customer interactions. Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points — web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and frees them to focus on preserving capital, while we deliver the ultimate customer experience. Headquartered in Denver, Colorodo, we had 16 operational facilities across North America as of December 31, 2005. We operate in a single industry segment and all of our revenues are generated in North America.
Consolidation
Our consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.
Reclassifications
Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to 2005 presentation.
Our Consolidated Statements of Cash Flows include reclassifications of $1,981 and $2,694 of realized losses on investments in 2004 and 2003, respectively, to conform to 2005 presentation. These amounts were previously included as part of proceeds from disposition of investments available for sale in our investing activities.
In December 2005, we sold certain assets and liabilities relating to our Supply Chain Management Services platform. In September 2004, we sold StarTek Europe, Ltd., our subsidiary in the United Kingdom. Consequently, the results of operations of the Supply Chain Management Services platform and StarTek Europe, Ltd. have been classified as discontinued operations during all periods presented in our Consolidated Financial Statements and related Notes. Likewise, the assets and liabilities of the Supply Chain Management Services platform were reported as assets held for sale and other liabilities, respectively, in our Balance Sheet for the year ended December 31, 2004, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 44”). Accordingly, amounts presented in our Consolidated Financial Statements and related Notes may differ from amounts previously disclosed in our filings with the Securities and Exchange Commission. Please refer to Note 4, “Discontinued Operations” for further discussion of these transactions.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect amounts reported in our Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Foreign Currency Translation
The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes of $230, $145 and $264 are reported as a separate component of other comprehensive income in our stockholders’ equity for the years ended December 31, 2005, 2004 and 2003, respectively. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.
Revenue Recognition
Business Process Management Services (“BPMS”) —We invoice our BPMS clients monthly in arrears and recognize revenues for such services when completed. Substantially all of our contractual arrangements for BPMS are based either on a production rate, meaning that we recognize revenue based on the billable hours or minutes of each call center agent, or on a rate per transaction basis. These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract. Production rates vary by client contract and can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the appropriate penalty under the terms of the client contract. Likewise, some client contracts stipulate that we are entitled to bonuses should we meet or exceed these predetermined quality and/or performance obligations. These bonuses are recognized as incremental revenue in the period in which they are earned.
As a general rule, our BPMS contracts are not multiple element contracts in the context of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We provide initial training to customer service representatives upon commencement of new BPMS contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred.
Domain.com operations — Revenues from our Domain.com business are recognized as services are delivered and are an immaterial portion of our revenue.
Supply Chain Management Services (“SCMS”) — We sold our SCMS platform in December 2005. Prior to the sale, substantially all of our contractual arrangements with SCMS clients were based on the volume, complexity and type of components involved in the handling of our clients’ products. We invoiced our SCMS clients upon shipment and recognized revenues on a gross basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” when such services were completed and the related goods were shipped. The results of operations for our SCMS platform have been presented as a component of discontinued operations for all periods presented. See Note 4, “Discontinued Operations” for further discussion of the sale.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, investments, trade accounts receivable, accounts payable and long-term debt. Carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value. Investments are reported at fair value. Management believes differences between the fair value and the carrying value of long-term debt is not material because interest rates approximate market rates for material items.
Cash and Cash Equivalents
We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.
Investments
Investments available for sale consist of debt and equity securities reported at fair value, with unrealized gains and losses, net of tax expense of $330 and $377 for 2005 and 2004, respectively, reported as a separate component of stockholders’ equity. Investments are evaluated for other-than-temporary impairment if the fair value is below our cost for longer than six months. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. Other-than-temporary declines in fair value are reflected on the income statement as loss on impaired investments, though no impairments were recognized in 2005, 2004 or 2003. Original cost of investments available for sale is based on the specific identification method. Interest income from investments available for sale is included in net interest income and other. Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date. Gross unrealized gains and losses from trading securities are reflected in income currently as part of net interest income and other.
Derivative Instruments and Hedging Activities
We follow the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related guidance (“FAS No. 133”) for all of our derivative and hedging instruments. FAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. FAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.
While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. We do not believe we are exposed to more than a nominal amount of credit risk in our hedging activities, as the counterparty is an established, well-capitalized financial institution.
Our Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. However, our client contracts generate revenues which are paid to us in U.S. dollars. During 2005, we entered into Canadian dollar forward contracts with Wells Fargo Bank for $84.6 million Canadian dollars of which we purchased $77.6 million Canadian dollars in 2005, to hedge our foreign currency risk with respect to these labor costs. During the year ended December 31, 2005, we recorded a gain of approximately $777. During the year ended December 31, 2004, we recorded a loss of approximately $30 for the settled Canadian dollar forward contracts in our consolidated statements of operations. As of December 31, 2005, we had $203 in derivative assets and a related tax expense of $76 associated with foreign exchange contracts. We had no derivative assets or liabilities associated with foreign exchange contracts as of December 31, 2004. As of December 31, 2005, we had contracted to purchase $7.0 million Canadian to be delivered periodically through March 2006 at a purchase price which is no more than $5.8 million and no less than $5.4 million. In February 2006, we contracted to purchase approximately $35.6 million Canadian to be delivered periodically through December 2006 at a purchase price which is no more than $31.2 million and no less than $29.8 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
We have elected cash flow hedge accounting under FAS No. 133 in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is reflected in accumulated other comprehensive income in the balance sheet and will be re-classified to operations as the forecasted expenses are incurred.
Legal Proceedings
We reserve for legal contingencies when a liability for those contingencies has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS No. 5”). Any significant litigation or significant change in our estimates on our outstanding litigation could cause us to increase our provision for related costs, which, in turn, could materially affect our financial results. Any provision made for these anticipated costs are expensed to operating expenses in our Consolidated Statements of Income.
Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives, as follows:

Estimated Useful Life
Buildings and improvements	3-30 years
Telephone and computer equipment	3-5 years
Software	3 years
Furniture, fixtures, and miscellaneous equipment	5-7 years
Impairment of Long-Lived Assets
We periodically evaluate potential impairments of our long-lived assets in accordance with FAS No. 144. When we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment using discounted cash flows or other methods of determining fair value. No impairment losses were recorded in 2005, 2004 or 2003 and we do not believe any impairments exist.

Income Taxes
We account for income taxes using the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“FAS No. 109”). Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations.
Stock-Based Compensation
During 2005, and prior to our adoption of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS No. 123R”), we accounted for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Non-employee directors were treated as employees for purposes of determining stock-based compensation expense. Typically, the exercise price of all options granted to employees and non-employee directors under our stock option plans is equal to the market price of the underlying stock on the grant date, therefore no stock-based employee compensation cost is recognized in net income. However, during the second quarter of 2005, we made a modification to a previously existing option agreement which, under APB 25, required us to recognize an immaterial amount of compensation cost in net income in that period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards.
Prior to our adoption of FAS 123R, we accelerated 143,860 employee stock options, all with exercise prices of $21.80 or above, such that they immediately vested as of December 30, 2005. For further information about this action, please refer to Note 11 of these Notes to the Consolidated Financial Statements.
For purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$12,860	$20,976	$22,198
Stock-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(1,633)	(1,945)	(2,851)

Pro forma net income	$11,227	$19,031	$19,347

Basic earnings per share
As reported	$0.88	$1.45	$1.56

Pro forma	$0.77	$1.32	$1.36

Diluted earnings per share
As reported	$0.88	$1.42	$1.52

Pro forma	$0.76	$1.29	$1.32

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123R which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for all registrants as of the first fiscal year beginning after June 15, 2005. Therefore, our required effective date is January 1, 2006. We adopted this provision using the prospective method, which requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. We use the Black-Scholes method for valuing stock-based awards. The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized in Note 11, “Stock Options.” Our current estimate of the annual net income effect in 2006 of adopting FAS No. 123R in January 2006 is approximately $252 before taxes.
In October 2005, the FASB issued FASB Staff Position FAS No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP No. 123(R)-2”). FSP No.123(R)-2 provides guidance on the application of grant date as defined in FAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this standard when we adopted FAS No. 123(R), and do not anticipate that the implementation of this statement will have a significant impact on our results of operations.
In November 2005, the FASB issued FASB Staff Position FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”). FSP No. 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of FAS No. 123(R). We are currently evaluating this transition method.
In May 2005, the FASB issued Statement of Financial Accounting Standards Statement No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we adopted this standard on January 1, 2006. We do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.
2. Earnings Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Year Ended December 31,
	2005	2004	2003
Net income available to common shareholders from continuing operations	$14,015	$20,877	$18,723
(Loss) income from discontinued operations	(1,155)	99	3,475

Net income	$12,860	$20,976	$22,198

Weighted average shares of common stock	14,629	14,455	14,243
Dilutive effect of stock options	52	325	380

Common stock and common stock equivalents	14,681	14,780	14,623

Basic net income (loss) per share from:
Continuing operations	$0.96	$1.44	$1.31
Discontinued operations	(0.08)	0.01	0.25

Net income	$0.88	$1.45	$1.56

Diluted net income (loss) per share from:
Continuing operations	$0.95	$1.41	$1.28
Discontinued operations	(0.07)	0.01	0.24

Net income	$0.88	$1.42	$1.52

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling 463,259, 106,042 and 82,137, for the years ended December 31, 2005, 2004, and 2003, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
3. Investments
As of December 31, 2005, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial Paper	$18,449	$—	$—	$13	$18,462
Corporate debt securities	7,995	7	—	—	8,002
Equity securities	1,681	45	(22)	—	1,704

Total	$28,125	$52	$(22)	$13	$28,168

As of December 31, 2004, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial Paper	$4,698	$—	$—	—	$4,698
Corporate debt securities	12,093	626	(123)	—	12,596
Equity securities	4,175	397	(10)	—	4,562

Total	$20,966	$1,023	$(133)	$—	$21,856

As of December 31, 2005, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value
Corporate debt securities maturing within:
One year or less	$7,995	$8,002
Two to five years	—	—
More than five years	—	—

	$7,995	$8,002
Commercial Paper	18,449	18,462
Equity securities	1,681	1,704

Total	$28,125	$28,168

As of December 31, 2005, and 2004, equity securities consisted of exchange-traded funds (ETFs), mutual funds and publicly-traded equity securities. Corporate debt securities at December 31, 2005, and 2004, consisted of corporate bonds and variable preferred debt securities. We had no investments at December 31, 2005, or 2004, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period.
As of December 31, 2004, we were invested in trading securities, consisting of alternative investment partnerships and option contracts, which, in the aggregate, had an original cost and fair market value of $2,054 and $2,929, respectively. These trading securities were held to meet short-term investment objectives. We were not invested in any trading securities as of December 31, 2005.
From time to time, we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. These options are trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate these options as hedging instruments pursuant to FAS No. 133. Options have been an immaterial part of our overall investment portfolio and we expect them to be an immaterial part of our overall risk management approach in the future.
A substantial decline and/or change in value of equity securities, equity prices in general, international equity mutual funds, investment limited partnerships, and/or call and put options, if held in our investment portfolio, could have a material adverse effect on our portfolio of securities. Also, trading securities could be materially and adversely affected by increasing interest and/or inflation rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies, as well as groups of companies. Our risk of loss in the event of nonperformance by any party is not considered material.
4. Discontinued Operations
On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we sold all of the inventory, prepaid assets, property, plant and equipment of our Supply Chain Management Services platform to a third party for $5,750. We received approximately $4,700 in cash after certain adjustments at closing, in addition to a 5-year, unsecured $740 note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the purchaser must pay us interest plus set principal amounts, per the terms of the note, with the entire balance due on or before December 16, 2010.
The results of operations of our Supply Chain Management Services platform have been classified as discontinued operations in all years presented. Included in discontinued operations was revenue from Supply Chain Management Services of $5,949, $36,214, and $59,871 for the years ended December 31, 2005, 2004 and 2003. The Supply Chain Management Services platform had a net loss of $1,342 and net income of $2,664 and $4,710 for the years ended December 31, 2005, 2004, and 2003, respectively. Upon completion of the sale, we recorded a gain of $300 and associated taxes of $113 in discontinued operations in our Consolidated Statements of Income for the year ended December 31, 2005. In addition, we classified assets associated with the platform of $6,638 as assets held for sale and we reported the liabilities associated with the platform in other current liabilities in our Consolidated Balance Sheet for the year ended December 31, 2004. This balance consisted of $4,029 of property, plant, and equipment, $2,037 of receivables, $430 of inventory, as well as $142 of prepaids. Other current liabilities included $274 of accounts payable. Inventory amounts net of allowance, included in assets held for sale consisted of $400 of purchased components and fabricated assemblies and $30 of finished goods. We held inventory allowances of $284 at December 31, 2004. Prior to the sale of the platform, we purchased components of our clients’ products as an integral part of the platform’s business. At the close of an accounting period, packaged and assembled products (together with other associated costs) were reflected as finished goods inventories pending shipment. Owned inventories were valued at the lower of average cost, which approximated actual cost, computed on a first-in, first-out basis, or market. Client-owned inventories were not valued in our balance sheet.
On September 30, 2004, we sold StarTek Europe, Ltd. (StarTek Europe), our operating subsidiary in the United Kingdom (“U.K.”) which provided business process management services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among us, StarTek Europe and Taelus Limited, a U.K. company. Pursuant to the terms of the Share Purchase Agreement, we made a capital contribution to StarTek Europe immediately prior to completion of the transaction, in the form of a cash payment of $450, a contribution of intercompany debt of $2,824 owed to us by StarTek Europe and additional cash of $200 contributed to fund operations, which offset a negative investment in StarTek Europe of $1,608. Following these transactions, we conveyed all of the issued and outstanding capital stock of StarTek Europe to Taelus Limited, together with a cash payment of $450. The results of operations of StarTek Europe have been classified as discontinued operations for the years ended December 31, 2004, and 2003. Included in discontinued operations was revenue from StarTek Europe, Ltd. of $2,970 and $5,781 for the years ended December 31, 2004, and 2003. We recorded a loss on disposal of $2,316, in discontinued operations in our consolidated statements of income for the year ended December 31, 2004. StarTek Europe had net losses of $1,136 and $1,235 for the years ended December 31, 2004 and 2003, respectively.
5. Leases
We lease facilities and equipment under various non-cancelable operating leases. Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rental expense, including equipment rentals, for 2005, 2004, and 2003 was $3,690, $3,508, and $2,136, respectively. As of December 31, 2005, future minimum rental commitments for operating leases were:

Minimum Lease
Payment
2006	$3,946
2007	3,790
2008	3,461
2009	2,774
2010	2,276
Thereafter	3,712

Total minimum lease payments	$19,959

The table above includes future minimum lease payments related to three new facilities secured in 2005 for which lease payments will commence in 2006.

6. Property, Plant and Equipment
Our property, plant and equipment as of December 31, 2005, and 2004, consisted of the following, by asset class:

	As of December 31,
	2005	2004
Land	$1,685	$1,701
Buildings and improvements	29,605	25,324
Telephone and computer equipment	37,878	32,968
Software	16,126	15,606
Furniture, fixtures, and miscellaneous equipment	16,867	18,429
Construction in progress	10,059	7,999

	112,220	102,027
Less accumulated depreciation	(55,154)	(46,296)

Total property, plant and equipment, net	$57,066	$55,731

7. Debt
As of December 31, 2005, and 2004, respectively, we had the following balances outstanding on our long-term debt facilities:

	As of December 31,
	2005	2004
3.65% equipment loan	$5,598	$8,035
Promissory note	52	78

	5,650	8,113
Less current portion of long-term debt	(2,551)	(2,580)

Long-term debt, less current portion	$3,099	$5,533

As of December 31, 2005, future scheduled annual principal payments on long-term debt are:

Amount
2006	$2,551
2007	2,653
2008	446

$5,650

In addition to the debt facilities listed above, we maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. On June 29, 2005, we amended and renewed this agreement such that the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 6.25% and 4.25% as of December 31, 2005, and 2004, respectively. Interest expense associated with this facility totaled $21 and $62 for the years ended December 31, 2005, and 2004, respectively. Under this line of credit, we must generate net profit after tax of at least one dollar on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to have a tangible net worth of $93.2 million at December 31, 2005, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of December 31, 2005, and $1,250 was outstanding as of December 31, 2004. We were in compliance with all of our debt covenants related to this facility as of December 31, 2005, and 2004.
3.65% equipment loan
We entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10,000 in February 2004. The loan bears interest at a fixed rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224. The loan is secured by certain furniture, telephone and computer equipment. Interest expense associated with this agreement totaled $253 and $279 during the years ended December 31, 2005, and 2004, respectively.

Promissory note
In 1998, we purchased land in Greeley, Colorado, on which we built our Greeley North facility. We financed the land through a non-interest bearing ten year promissory note, the balance of which declines at $26 per year, without payment, over the ten year term so long as we do not sell or transfer the land or fail to continuously operate a customer service center thereon.
Other financing
On July 8, 1998, we entered into certain financing agreements with the Industrial Development Board of the County of Montgomery, Tennessee (the “Development Board”). Pursuant to these agreements, the Development Board issued an Industrial Development Revenue Note, Series A not to exceed $4,500 (the “Facility Note”) and an Industrial Development Revenue Note, Series B not to exceed $3,500 (the “Equipment Loan”) to StarTek USA, Inc. Concurrently, we advanced $3,575 in exchange for the Facility Note and entered into a lease agreement with the Development Board for the use and acquisition of a 305,000 square-foot process management and distribution facility in Clarksville, Tennessee (the “Facility Lease”). The Facility Lease matures on July 8, 2008, and required us to pay lease payments to the Development Board that are sufficient to pay the principal of and interest on the Facility Note due to us from the Development Board. At the end of the Facility Lease, we had the option to purchase the Clarksville, Tennessee facility for a lump sum payment of one hundred dollars.
The Facility Note bore interest at 9.0% per year commencing on October 1, 1998, payable quarterly and maturing on July 8, 2008. The Equipment Loan bore interest at 9.0% per annum, generally contained the same provisions as the Facility Note, and provided for an equipment lease (the “Equipment Lease”), which matured on January 1, 2004, and continued on a month-to-month basis. As of December 31, 2004, we had drawn approximately $4,468 and $1,988 of the Facility Note and Equipment Loan, respectively, and correspondingly, entered into further lease arrangements with the Development Board.
The structure of this transaction allowed us to receive the benefit of property tax abatements from Montgomery County, while allowing us to otherwise operate the property as one of our facilities. Because our obligations under the Facility Lease and Equipment Lease were tied to the Development Board’s obligations under the Facility Note and Equipment Loan, we believe we had a right of setoff enforceable by law as described in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”). Accordingly, all transactions related to our purchase of the notes from the Development Board and the lease arrangements between us and the Development Board were offset against each other, and accordingly, had no impact on the consolidated balance sheets. The assets acquired were included in property, plant and equipment. Similarly, the interest income and interest expense related to the notes and lease arrangements, respectively, were offset. The lease payments were equal to the amount of principal and interest payments on the notes, and accordingly had no impact on the consolidated statements of operations. Pursuant to the sale of our Supply Chain Management Services platform (see Note 4), these financing agreements were assigned to the third party purchaser and therefore did not exist on our balance sheet as of December 31, 2005.
8. Principal Clients
The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2005	2004	2003
Cingular Wirless, LLC (formerly AT&T Wireless Services, Inc.)	52.6%	52.1%	53.2%
T-Mobile, a subsidiary of of Deutsche Telekom	23.9%	28.0%	22.4%
AT&T Corp. (now known as AT&T, Inc.)	11.1%	11.5%	18.3%
Our agreement with Cingular Wireless, LLC ends December 2006. The term of our T-Mobile contract was extended to September 2006 at which time, unless we are notified otherwise by T-Mobile, the term will renew until August 2007. There are no volume or revenue guarantees associated with either of these contracts.

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2005.
9. Net Interest and Other Income
Net interest and other income for the years ended December 31, 2005, 2004, and 2003, were composed of the following:

	Year Ended December 31,
	2005	2004	2003
Interest income	$1,500	$1,765	$2,139
Interest expense	(361)	(357)	(282)
Net gain on sale of assets	783	—	—
Investment income and other	(443)	2,124	2,191

Net interest income and other	$1,479	$3,532	$4,048

10. Income Taxes
Pre-tax net book income from continuing operations was:

	Year Ended December 31,
	2005	2004	2003
U.S.	$17,462	$28,682	$26,757
Foreign	4,730	4,942	3,091

Total	$22,192	$33,624	$29,848

Significant components of the provision for income taxes from continuing operations were:

	2005	2004	2003
Current:
Federal	$6,809	$6,433	$11,523
State	621	856	(360)
Foreign	2,016	2,136	1,180

Total current	$9,446	$9,425	$12,343

Deferred:
Federal	$(1,519)	$2,965	$(1,113)
State	(138)	299	(95)
Foreign	(227)	58	(10)
Net change in valuation allowance	615	—	—

Total deferred	$(1,269)	$3,322	$(1,218)

Income tax expense	$8,177	$12,747	$11,125

Income tax benefits associated with disqualifying dispositions of incentive stock options during 2005, 2004 and 2003 reduced income taxes by $76, $1,344 and $952, respectively. Such benefits were recorded as an increase to additional paid-in capital.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets as of December 31 were:

	Year Ended December 31,
	2005	2004
Current Deferred Tax (Liabilities) Assets:
Bad debt allowance	$94	$138
Vacation accrual	380	425
Deferred revenue	59	—
Accrued expenses	(5)	(98)
Unrealized loss on investments	(5)	(344)
Loss on impaired investments available for sale	55	55
Self-funded insurance program	166	—
Prepaids	(732)	(778)
Cumulative Translation Adjustment	(917)	(704)
Other	(203)	(67)

Net Current Deferred Tax (Liabilities) Assets	$(1,108)	$1,373

Long-Term Deferred Tax Assets (Liabilities):
Depreciation, amortization, and gain/loss	$(922)	$(1,447)
Loss on impaired investments	982	1,006
Foreign tax credit carryforward	554	554
Capital loss carryforward	2,403	2,297
Other	554	—

Net Long-Term Deferred Tax Assets (Liabilities)	$3,571	$2,410

Subtotal	$2,463	$1,037
Valuation Allowance	(1,169)	(554)

Total Net Deferred Tax Asset (Liability)	$1,294	$483

Gross capital loss carry forwards due to expire are as follows: $1,632 in 2006; $54 in 2007; $3,901 in 2008; $444 in 2009, and $344 in 2010. During the third quarter of 2005, we booked a $600 tax-basis valuation allowance relating to capital loss carryforwards that management does not believe will be offset by sufficient future capital gains before they expire. We had a full valuation allowance on our foreign tax credit carryforwards in the amount of $554 for 2004 and 2005. Foreign tax credit carry forwards due to expire are as follows: $25 in 2011, $4 in 2012, and $525 in 2013.
Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2005, 2004, and 2003 were:

	Year Ended December 31,
	2005	2004	2003
US statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	2.4%	2.9%	3.0%
Other, net	-0.5%	0.0%	-0.7%

Total	36.8%	37.9%	37.3%

11. Stock Options
The StarTek, Inc. Stock Option Plan (the “Plan”) was formed in 1997 and is designed to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “options”) to key employees, officers, directors (other than non-employee directors), consultants, other independent contractors and any named subsidiary designated in the plan as a participant. The Plan stipulates that up to 1,985,000 options may be granted to eligible participants and that each option is convertible to one share of

StarTek, Inc. common stock . Options awards are made at the discretion of the Compensation Committee of the Board of Directors of StarTek, Inc. (the “Committee”), which is composed entirely of non-employee directors. Unless otherwise determined by the Committee, all options granted under the option plan vest 20% annually beginning on the first anniversary of the Options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the options’ grant date; (ii) three months after termination of employment; (iii) six months after the participant’s death; or (iv) immediately upon termination.
The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the StarTek, Inc. Board of Directors (the “Board”) and who serve continuously from commencement of their term (the “Participants”). The Director Option Plan provides for stock options to be granted for a maximum of 140,000 shares of common stock. Each Participant is granted options to acquire 10,000 shares of common stock upon election to serve on the Board and is automatically granted options to acquire 3,000 shares of common stock on each date they are re-elected to the Board, typically coinciding with each annual meeting of stockholders. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) date when the Participant’s membership on the Board is terminated for cause; (ii) ten years from option grant date; or (iii) one year after the Participant’s death.
The following table summarizes the activity and terms of outstanding options at December 31, 2005, 2004, and 2003:

				Options Exercisable at Year End
			Weighted-		Weighted-
	Options		Average		Average
	Available	Outstanding	Exercise		Exercise
	For Grant	Options	Price	Shares	Price
As of December 31, 2002	116,770	1,194,220	$21.11	423,620	$19.99
Granted	(128,500)	128,500	27.57
Exercised	—	(158,430)	18.35
Canceled	80,430	(80,430)	23.74

As of December 31, 2003	68,700	1,083,860	$22.09	442,000	$21.21
Authorized	300,000	—	—
Granted	(170,700)	170,700	34.77
Exercised	—	(255,000)	17.61
Canceled	212,330	(212,330)	25.28

As of December 31, 2004	410,330	787,230	$25.42	352,870	$23.96
Authorized	150,000	—	—
Granted	(578,000)	578,000	16.10
Exercised		(25,080)	15.06
Canceled	358,660	(358,660)	22.95

As of December 31, 2005	340,990	981,490	$19.68	540,600	$24.19
Summary information about our stock options outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
		Contractual	Weighted-Average		Weighted-Average
Range of Exercise Prices	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$10.37 - $12.73	231,000	9.2	$11.99	43,500	$12.07
$12.74 - $23.10	484,670	5.9	16.45	231,280	17.22
$23.11 - $35.83	210,220	8.0	28.19	210,220	28.19
$35.84 - $48.55	37,200	5.4	40.52	37,200	40.52
$48.56 - $61.28	7,100	4.4	50.49	7,100	50.49
$61.28 - $74.00	11,300	4.3	68.90	11,300	68.90

	981,490	7.1	$19.68	540,600	$24.19

During 2005, we followed APB No. 25, and related interpretations in accounting for our stock options. Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on date of grant, no compensation expense has been recognized in our financial statements through December 31, 2005. Pro forma information regarding net income and net income per share is required by FAS No. 123R and has been determined as if we had accounted for its stock options under the fair value method as provide for by SFAS No. 123. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” The fair value of options granted during 2005, 2004 and 2003 reported in Note 1 was estimated as of the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected life in years	7.0	7.0	7.0
Risk-free interest rate	3.97% - 4.18%	1.43% - 4.57%	1.43% - 3.94%
Volatility	42.1%	60.6%	63.9%
Dividend yield	6.11% - 9.63%	3.66% - 5.77%	0% - 4.36%
We adopted FAS No. 123R on January 1, 2006. Prior to our adoption of FAS No. 123R, we accelerated 143,860 employee stock options, all with exercise prices of $21.80 or above, such that they immediately vested as of December 30, 2005. The purpose of this action was to eliminate future compensation expense that we would otherwise have recognized upon implementation of FAS No. 123R. The weighted average exercise price of the options that were accelerated was $28.92. Because the options prior to the acceleration had intrinsic values that were more than the intrinsic value of the options after the acceleration, no compensation expense related to the acceleration was recognized in our Consolidated Statements of Income for the year ended December 31, 2005. All terms of options with an exercise price of less than $21.80 remained unchanged. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” for discussion of the impact that the implementation of FAS 123R will have on our financial statements.
12. Quarterly Data (Unaudited)
The following represents selected information from our unaudited quarterly income statements for the years ended December 31, 2005, and 2004. Amounts shown below may differ from amounts previously disclosed in our Forms 10-Q and 8-K due to the classification of the results of our Supply Chain Management Services platform into discontinued operations. This classification was made as a result of the sale of this platform, as discussed in Note 4, “Discontinued Operations.”

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$53,338	$50,991	$53,877	$58,165
Gross profit	12,694	11,343	12,524	12,587
Selling, general and administrative expenses	7,682	6,530	7,190	7,033
Operating profit	5,012	4,813	5,334	5,554
Income from continuing operations	3,354	2,668	3,651	4,342
Net (loss) income on discontinued operations	(708)	(25)	(477)	55

Net income	$2,646	$2,643	$3,174	$4,397

Basic net income (loss) per share:
Continuing operations	$0.23	$0.18	$0.25	$0.30
Discontinued operations	(0.05)	—	(0.03)	—

Net income per basic share	$0.18	$0.18	$0.22	$0.30

Diluted net income (loss) per share:
Continuing operations	$0.23	$0.18	$0.25	$0.30
Discontinued operations	(0.05)	—	(0.03)	—

Net income per diluted share	$0.18	$0.18	$0.22	$0.30

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$55,863	$53,550	$54,448	$58,045
Gross profit	17,114	15,570	12,216	12,643
Selling, general and administrative expenses	6,807	6,756	7,357	6,531
Operating profit	10,307	8,814	4,859	6,112
Income from continuing operations	6,775	6,158	3,671	4,273
Net income (loss) on discontinued operations	97	303	(443)	142

Net income	$6,872	$6,461	$3,228	$4,415

Basic net income (loss) per share:
Continuing operations	$0.47	$0.43	$0.25	$0.29
Discontinued operations	0.01	0.02	(0.03)	0.01

Net income per basic share	$0.48	$0.45	$0.22	$0.30

Diluted net income (loss) per share:
Continuing operations	$0.46	$0.42	$0.25	$0.29
Discontinued operations	—	0.02	(0.03)	0.01

Net income per diluted share	$0.46	$0.44	$0.22	$0.30

13. Reserves and Allowances
The below table shows the roll forward of our allowances for doubtful accounts.

	Year Ended December 31,
	2005	2004	2003
Allowance for Doubtful Accounts
Balance at beginning of year	$357	$790	$816
Reserve adjustment	(107)	(433)	—
Writeoffs	—	—	(46)
Recoveries	—	—	20

Balance at end of year	$250	$357	$790

14. Litigation
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Each action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The complaints allege that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. No responsive pleading has yet come due. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions name us as a nominal defendant. It is expected that motions to dismiss will be filed in the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of March 3, 2006, we had incurred legal fees related to this suit of approximately 20% of our $1.0 million deductible.
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

STARTEK, INC.
(REGISTRANT)

By:	/s/ STEVEN D. BUTLER	Date: March 16, 2006
Steven D. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN D. BUTLER Steven D. Butler	Director, President and Chief Executive Officer (Principal Executive Officer)	Date: March 16, 2006
/s/ RODD E. GRANGER Rodd E. Granger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 16, 2006
/s/ A. EMMET STEPHENSON, JR. A. Emmet Stephenson, Jr.	Chairman of the Board	Date: March 16, 2006
/s/ ED ZSCHAU Ed Zschau	Vice-Chairman of the Board	Date: March 16, 2006
/s/ ALBERT E. YATES Albert E. Yates	Director	Date: March 16, 2006
/s/ KAY NORTON Kay Norton	Director	Date: March 16, 2006

STARTEK, INC.
INDEX OF EXHIBITS

Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

3.2	Restated Bylaws of the Company (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).

3.5	Amendment No.1 to the StarTek, Inc. Restated Bylaws (incorporated herein by reference to Form 10-Q Quarterly Report Filed with the Securities and Exchange Commission on November 9, 2004).

4.1	Specimen Common Stock certificate (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.1†	StarTek, Inc. Stock Option Plan (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.2†	Form of Stock Option Agreement (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.3†	StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

10.4†	Severance Agreement between StarTek, Inc. and William E. Meade, Jr. (incorporated herein by reference to Form 10Q/A filed with the Securities and Exchange Commission on May 31, 2005).

Exhibits

10.20†	Employment Agreement between StarTek, Inc. and Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2005).

10.21†	Option Agreement issued to Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2005).

10.22†	Amended and Restated Option Agreement issued to Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2005).

10.23†	Offer Letter for Rodd E. Granger, effective as of August 1, 2005 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 8, 2005).

10.24	Confidential Severance Agreement and General Release between StarTek, Inc. and Lawrence Zingale (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005).

10.33	Credit Agreement and $10,000,000 Revolving Line of Credit Note dated June 30, 2003, between StarTek, Inc. and Wells Fargo Bank West, National Association (incorporated herein by reference to Exhibit 10.32 to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2003).

10.34	Renewal and Amended Credit Agreement by and between StarTek, Inc. and Wells Fargo NA (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 5, 2005).

10.35	Facility lease agreement dated July 25, 2001, between OGT Holdings Ltd. and StarTek Canada Services, Ltd. and StarTek USA, Inc. (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).

10.36	Facility Sublease dated July 1, 2001, between The Business Depot Ltd. and StarTek Canada Services, Ltd. (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).

10.39&	Master Services Agreement and Statements of Work dated September 20, 2005, between StarTek, USA, Inc. and T-Mobile USA (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005).

10.42#	AT&T General Agreement dated January 1, 2002, between StarTek, Inc. and AT&T Corp. (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2002).

Exhibits

10.45	Facility lease agreement dated February 14, 2003, between Cornwall Centre Limited and StarTek Canada Services Ltd. (incorporated herein by reference to Exhibit 10.44 to Form 10-K Quarterly Report filed with the Securities and Exchange Commission on March 12, 2003).

10.46	Facility lease agreement dated February 24, 2003, between Cardwell Companies Inc. and StarTek USA, Inc. (incorporated herein by reference to Exhibit 10.45 to Form 10-K Quarterly Report filed with the Securities and Exchange Commission on March 12, 2003).

10.47	Registration Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr. (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

10.48	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr., and Toni E. Stephenson (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

10.49†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

10.50	Promissory Note to Wells Fargo Equipment Finance, Inc (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).

10.51	Facility lease agreement dated March 25, 2004, between StarTek USA, Inc. and Lynchburg Realty LLC. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 5, 2004).

10.52	Facility lease agreement dated May 21, 2004, between StarTek USA, Inc. and Crescent Real Estate Funding VIII, L.P. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.53	First amendment to facility lease agreement between StarTek USA, Inc. and Crescent Real Estate Funding VIII, L.P. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.54	Facility lease agreement dated July 26, 2004, between StarTek USA, Inc. and Southern Terminals, Inc. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.55#	Amendment No. 001 to the AT&T Wireless Services Provider Master Agreement dated April 1, 2004, between StarTek USA, Inc. and AT&T Wireless Service, Inc. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).

10.56†	Form of Executive Confidentiality and Non-competition Agreement (incorporated herein by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004).

10.57	Share Purchase Agreement by and among StarTek, Inc., StarTek Europe Ltd. and Taelus Limited, dated September 30, 2004 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2004).

10.58†	Amendment No. 2 to StarTek, Inc. Stock Option Plan (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 9, 2004).

Exhibits

10.59†	Amendment No. 1 to StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 9, 2004).

10.60†	Amendment No. 2 to StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 9, 2004).

10.61†	Form of Option Agreement pursuant to StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 9, 2004).

10.62	Agreement of Lease between StarTek USA, Inc. and South Crater Square Associates, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 11, 2005).

10.63	Facility Lease Agreement between StarTek Canada Services, Ltd. and The Corporation of The City of Thunder Bay (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2006).

10.64	Facility Lease Agreement between StarTek Canada Services, Ltd. and Agers Holdings, Ltd. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2006).

10.70	Personal Property Purchase Agreement between StarTek USA, Inc. and DPL Corporation Southeast (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005).

10.71	Real Property Purchase Agreement between StarTek USA, Inc. and DPL Corporation Southeast (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005).

10.72	Promissory Note between StarTek USA, Inc. and DPL Corporation Southeast (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005).

10.73†	StarTek, Inc. 2005 Leadership Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities Exchange Commission on June 20, 2005).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed with this Form 10-K

†	Management contract or compensatory plan or arrangement.

#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.