Form 10-Q
period 2006-03-31
STARTEK INC
filed 2006-05-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 Par Value — 14,686,391 shares as of May 1, 2006.

STARTEK, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$57,105	$53,338
Cost of services	47,333	40,644

Gross profit	9,772	12,694
Selling, general and administrative expenses	7,573	7,682

Operating profit	2,199	5,012
Net interest and other income	533	445

Income from continuing operations before income taxes	2,732	5,457
Income tax expense	596	2,103

Income from continuing operations	2,136	3,354

Discontinued operations:
Loss from operations of discontinued operations	—	(1,167)
Income tax benefit	—	459

Loss on discontinued operations	—	(708)

Net income	$2,136	$2,646

Net income per share from continuing operations:

Basic	$0.15	$0.23

Diluted	$0.14	$0.23

Net income per share including discontinued operations:

Basic	$0.15	$0.18

Diluted	$0.14	$0.18

Dividends declared per common share	$0.36	$0.42

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$16,196	$17,425
Investments	19,751	28,168
Trade accounts receivable, less allowance for doubtful accounts of $146 and $250, respectively	43,849	40,612
Income tax receivable	3,245	4,227
Prepaid expenses and other current assets	3,683	3,161

Total current assets	86,724	93,593

Property, plant and equipment, net	60,409	57,066
Long-term deferred tax assets	2,620	2,402
Other assets	935	853

Total assets	$150,688	$153,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,815	$4,744
Accrued liabilities:
Accrued payroll	5,258	7,280
Accrued compensated absences	3,763	3,522
Accrued health insurance	264	462
Other accrued liabilities	287	806
Current portion of long-term debt	2,574	2,551
Short-term deferred income tax liabilities	1,288	1,108
Grant advances	1,154	1,150

Total current liabilities	21,403	21,623

Long-term debt, less current portion	2,452	3,099
Other liabilities	1,139	1,028

Total liabilities	24,994	25,750

Stockholders’ equity:
Common stock	147	146
Additional paid-in capital	61,124	60,139
Accumulated other comprehensive income	1,451	1,776
Retained earnings	62,972	66,103

Total stockholders’ equity	125,694	128,164

Total liabilities and stockholders’ equity	$150,688	$153,914

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$2,136	$2,646
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,895	3,267
Non-cash compensation cost	54	—
Deferred income taxes	130	1,015
Realized (gain) loss on investments	(21)	23
Gain on sale of assets	(123)	(47)
Changes in operating assets and liabilities:
Sales of trading securities, net	—	2,934
Trade accounts receivable, net	(3,237)	15,289
Prepaid expenses and other assets	(805)	(214)
Accounts payable	1,851	(2,064)
Income taxes receivable, net	982	8,793
Accrued and other liabilities	(2,384)	(1,266)

Net cash provided by operating activities	2,478	30,376

Investing Activities
Purchases of investments available for sale	(62,100)	(312,026)
Proceeds from disposition of investments available for sale	70,602	293,963
Purchases of property, plant and equipment	(7,531)	(3,500)
Proceeds from disposition of property, plant and equipment	343	25

Net cash provided by (used in) investing activities	1,314	(21,538)

Financing Activities
Proceeds from stock option exercises	823	354
Principal payments on borrowings	(624)	(1,851)
Dividend payments	(5,268)	(6,142)

Net cash used in financing activities	(5,069)	(7,639)
Effect of exchange rate changes on cash	48	25

Net (decrease) increase in cash and cash equivalents	(1,229)	1,224
Cash and cash equivalents at beginning of period	17,425	14,609

Cash and cash equivalents at end of period	$16,196	$15,833

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$49	$73
Income taxes paid	$877	$523
Change in unrealized gain on investments available for sale, net of tax	$55	$(391)
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three months ended March 31, 2006, are not necessarily indicative of operating results that may be expected during any other interim period of 2006 or the year ending December 31, 2006.
The consolidated balance sheet as of December 31, 2005, was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. annual report on Form 10-K for the year ended December 31, 2005.
Certain reclassifications have been made to 2005 information to conform to 2006 presentation.
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated using prevailing foreign currency exchange rates as of March 31, 2006.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123(R) on January 1, 2006. The impact of the adoption of SFAS No. 123(R) is discussed in Note 9.

2. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share amounts)
Net income available to common shareholders from continuing operations	$2,136	$3,354
Loss from discontinued operations	—	(708)

Net income	$2,136	$2,646

Weighted average shares of common stock	14,636	14,624
Dilutive effect of stock options	187	68

Common stock and common stock equivalents	14,823	14,692

Basic net income (loss) per share:
Continuing operations	$0.15	$0.23
Discontinued operations	—	(0.05)

Net income per basic share	$0.15	$0.18

Diluted net income (loss) per share:
Continuing operations	$0.14	$0.23
Discontinued operations	—	(0.05)

Net income per diluted share	$0.14	$0.18

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling 271,955 and 522,327 in the three months ended March 31, 2006, and 2005, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
3. Investments
As of March 31, 2006, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial paper	$11,965	$—	$—	$16	$11,981
Corporate debt securities	7,495	4	—	—	7,499
Equity securities	181	109	(19)	—	271

Total	$19,641	$113	$(19)	$16	$19,751

As of December 31, 2005, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial paper	$18,449	$—	$—	$13	$18,462
Corporate debt securities	7,995	7	—	—	8,002
Equity securities	1,681	45	(22)	—	1,704

Total	$28,125	$52	$(22)	$13	$28,168

As of March 31, 2006, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value
Corporate debt securities maturing within:
One year or less	$7,495	$7,499
Two to five years	—	—
More than five years	—	—

	$7,495	$7,499
Commercial paper	11,965	11,981
Equity securities	181	271

Total	$19,641	$19,751

As of March 31, 2006, and December 31, 2005, equity securities consisted of exchange-traded funds, mutual funds and publicly-traded equity securities. Corporate debt securities at March 31, 2006, and December 31, 2005, consisted of corporate bonds and variable preferred debt securities. We had no investments at March 31, 2006, and December 31, 2005, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period. We were not invested in any trading securities as of March 31, 2006, or December 31, 2005.
From time to time, we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. These options are trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate these options as hedging instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Options have been an immaterial part of our overall investment portfolio and we expect them to continue to be an immaterial part of our overall risk management approach in the future.

4. Principal Clients
The following table represents the concentration of revenue from continuing operations for our principal clients. Please note that the results of operations of our supply chain management services platform were classified as discontinued operations throughout 2005. Consequently, total revenue used to calculate these percentages has been adjusted accordingly and may differ from amounts previously disclosed in our filings with the Securities and Exchange Commission as well as other financial disclosures. Please refer to Note 6, Discontinued Operations, for discussion of management’s sale of the supply chain management platform.
Revenue concentration by client was as follows:

	Three Months Ended
	March 31,
	2006	2005
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	46.6%	56.6%
T-Mobile, a subsidiary of Deutsche Telekom	22.4%	21.5%
AT&T Corp.	9.9%	11.6%
Our agreement with Cingular Wireless, LLC expires in December 2006. The term of our T-Mobile contract has been extended to September 2006 at which time, unless we are notified otherwise by T-Mobile, the term will renew until August 2007. There are no volume or revenue guarantees associated with either of these contracts.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2006.
5. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended
	March 31,
	2006	2005
Net income	$2,136	$2,646
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(115)	(274)
Change in fair value of derivative instruments	(265)	—
Change in unrealized gain (loss) on available for sale securities, net of tax	55	(390)

Comprehensive income	$1,811	$1,982

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three months ended March 31, 2006, and 2005, these hedging commitments resulted in unrealized losses of $221 and $0, respectively, which have been recorded in other comprehensive income. These hedging commitments also resulted in $248 and $28 of realized gains which were recognized in our consolidated statements of income during the three months ended March 31, 2006, and 2005, respectively.
6. Discontinued Operations
On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we sold all of the inventory, prepaid assets, property, plant and equipment of our Supply Chain Management Services platform to a third party for $5,750. We received approximately $4,700 in cash after certain adjustments at closing, in addition to a 5-year, unsecured $740 note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the purchaser must pay us interest plus set principal amounts, per the terms of the note, with the entire balance due on or before December 16, 2010. The results of operations of our Supply Chain Management Services platform have been classified as discontinued operations for all periods prior to its sale. During the three months ended March 31, 2005, the Supply Chain Management Services platform generated revenue of $980, and a loss, net of tax of $459, of $1,167.
7. Litigation
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. No responsive pleading has yet come due. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1,000 in legal fees. As of May 1, 2006, we had incurred legal fees related to these suits of approximately 20% of our $1,000 deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
8. Income Taxes
During the three months ended March 31, 2006, the settlement of an outstanding tax audit allowed us to release $410 of a reserve previously established for this audit. This, combined with lower earnings before taxes, caused our effective tax rate for the first quarter to decline from 38.5% in 2005 to 21.8% in 2006. The release of this reserve had an effect on basic and diluted earnings per share for the three months ended March 31, 2006, of $0.03.
9. Share-Based Compensation
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Director Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans during the three months ended March 31, 2006, was $54 and is included in selling, general and administrative expense. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $20.
The StarTek, Inc. Stock Option Plan was formed in 1997 and is designed to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “options”) to key employees, officers, directors (other than non-employee directors), consultants, other independent contractors and any named subsidiary designated in the plan as a participant. The option plan stipulates that up to 1,985,000 options may be granted to eligible participants and that each option is convertible to one share of StarTek, Inc. common stock . The Compensation Committee of the Board of Directors approved an increase in the number of shares available for grant under the option plan to 2,100,000, contingent upon shareholder approval at our 2006 annual meeting of stockholders. Options awards are made at the discretion of the Compensation Committee of the Board of Directors of StarTek, Inc. (the “Committee”), which is composed entirely of non-employee directors. Unless otherwise determined by the Committee, all options granted under the option plan vest 20% annually beginning on the first anniversary of the Options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the options’ grant date; (ii)

three months after termination of employment for any reason other than cause or death; or (iii) six months after the participant’s death; or (iv) immediately upon termination for cause. We have made exceptions to these vesting provisions for certain of our executive officers, subject to approval by the Compensation Committee of the Board of Directors. These amended agreements have been filed with the Securities and Exchange Commission as Exhibits 10.4, 10.21 and 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2005.
The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the StarTek, Inc. Board of Directors (the “Board”) and who serve continuously from commencement of their term (the “Participants”). The Director Option Plan provides for stock options to be granted for a maximum of 140,000 shares of common stock. Each Participant is granted options to acquire 3,000 shares of common stock upon election to serve on the Board and is automatically granted options to acquire 3,000 shares of common stock on each date they are re-elected to the Board, typically coinciding with each annual meeting of stockholders. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) date when the Participant’s membership on the Board is terminated for cause; (ii) ten years from option grant date; or (iii) one year after the Participant’s death.
Prior to January 1, 2006, we accounted for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. On January 1, 2006, we adopted Financial Accounting Standard No. 123(R), “Share-Based Payment” (“FAS No. 123R”). FAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. We adopted FAS No. 123(R) using the modified prospective method, which requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. We use the Black-Scholes method for valuing stock-based awards. The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

Three Months Ended March 31,
2005
Risk-free interest rate	4.05% - 4.08%
Dividend yield	6.11% - 6.41%
Expected volatility	29.87% - 31.26%
Expected life in years	5
The risk-free interest rate for periods within the contractual life of the option is based on the seven year U.S. Treasury strip yield in effect at the time of grant. Expected volatilities are based on historical volatility of our stock, which we believe will be indicative of future volatility. We use the short-cut method to determine the expected life of our options and adjust it based on historical experience.

The following table details the effect on net income and earnings per share had compensation expense for the stock based compensation arrangements been recorded in the first quarter of 2005 based on the Black-Scholes method:

Three Months Ended
March 31, 2005
Net income, as reported	$2,646
Stock-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(418)

Pro forma net income	$2,228

Basic earnings per share
As reported	$0.18

Pro forma	$0.15

Diluted earnings per share
As reported	$0.18

Pro forma	$0.15

A summary of option activity under the Plans as of March 31, 2006, and changes during the quarter then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of January 1, 2006	981,490	$19.68
Granted	—	—
Exercised	(49,480)	17.11
Forfeited	(18,680)	21.95

Outstanding as of March 31, 2006	913,330	$19.77	4.0	$4,686

Exercisable as of March 31, 2006	492,590	$24.64	5.6	$1,714

No options were granted during the three months ended March 31, 2006. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005, was $4.91. The total intrinsic value of options exercised during the three months ended March 31, 2006, and 2005 was $301,200 and $218,861, respectively. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date.
As of March 31, 2006, there was $705 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 5 years. The total fair value of shares vested during the three months ended March 31, 2006, and 2005, was $33,726 and $125,719, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in the telecommunications industry, consolidation in the telecommunications industry, risks relating to fluctuations in the value of our investment securities portfolio, inability to effectively manage capacity, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks associated with advanced technologies, inability to effectively manage growth, dependence on and requirement to recruit qualified employees, including additional sales personnel, and key management personnel, potential future declines in revenue, lack of a significant international presence, and foreign exchange risks and other risks relating to conducting business in Canada. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our annual report on Form 10-K for the year ended December 31, 2005, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries. Financial information in this report is presented in U.S. dollars.
Executive Overview
We are a leading provider of business process optimization services for outsourced customer interactions. StarTek has provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points — web, voice, email, fax, and video. Headquartered in Denver, Colorado, we have 18 operational call center facilities across North America which service our business process management services platform. We also derive an immaterial amount of revenue from our Domain.com business, which manages or leases websites to third parties.
Through our business process management services platform, we provide provisioning management, customer care, receivables management, wireless telephone activations, high-end technical support and wireline telephone number portability services. Substantially all of our customer interactions related to business process management services are initiated by our clients’ customers. We derive our revenue through contractual relationships with our clients, wherein we recognize revenue based on the billable hours or minutes of each call center agent or on a rate per transaction basis. These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract. Approximately 90% of our revenue comes from clients in the telecommunications industry.
Our business faces considerable pressures related to pricing and diversification. It is for this reason that we seek to continuously expand our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. The principal elements of our growth strategy are to:
•	Use our expertise in complex process management to address potential outsourcing opportunities

•	Strengthen strategic partnerships and long-term relationships with existing clients

•	Expand our client base in new vertical markets

•	Maintain a disciplined approach to expansion and

•	Explore international opportunities.
We intend to capitalize on a growing trend toward outsourcing by focusing on potential clients in industries such as financial services, media and entertainment and health care, which we believe could benefit from our expertise in developing and delivering integrated, cost-effective outsourced services.

Our first quarter 2006 results were affected by the ramp of three new call centers, agent attrition, and increased agent training. While we earned incremental revenue from clients new to StarTek since the first quarter of 2005, we experienced declining margins as we hired and trained new agents to fill three new call centers built in response to this client demand. We also experienced increased agent training costs with our largest client as they continue to transition cellular service plans with their customers. As a result, our gross margin declined from 23.8% in the first quarter of 2005 to 17.1% in the first quarter of 2006.
Our cash and cash equivalents and investments declined $9.6 million from December 31, 2005, to $35.9 million as of March 31, 2006. This decrease in cash and cash equivalents and investments was the primary cause of a $6.6 million decline in working capital to $65.3 million as of March 31, 2006.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
Revenue	$57,105	100.0%	$53,338	100.0%
Cost of services	47,333	82.9%	40,644	76.2%

Gross profit	9,772	17.1%	12,694	23.8%
Selling, general and administrative expenses	7,573	13.3%	7,682	14.4%

Operating profit	2,199	3.9%	5,012	9.4%
Net interest and other income	533	0.9%	445	0.8%

Income from continuing operations before income taxes	2,732	4.8%	5,457	10.2%
Income tax expense	596	1.0%	2,103	3.9%

Income from continuing operations	2,136	3.7%	3,354	6.3%
Loss on discontinued operations	—	—	(708)	-1.3%

Net income	$2,136	3.7%	$2,646	5.0%

Revenue. First quarter 2006 revenue of $57.1 million was $3.8 million higher than in the same period of 2005. Incremental revenue from clients new to us since first quarter of 2005 of approximately $6.6 million, in addition to increased volume from our second largest client, drove the increase. Partially offsetting these increases were a decline in revenue from our largest client and the impact of lost revenues from a former utility client. The decline in revenue from our largest client was the result of lower production volume in conjunction with higher numbers of agents in training related to changes in this client’s service demand. Although agents generate revenue while they are in training, they do so at a lower revenue rate than they would generate in production.
Cost of Services and Gross Profit. Cost of services increased $6.7 million, or 16.5%, to $47.3 million in the first quarter of 2006 compared to the first quarter of 2005. As a result, gross margin declined from 23.8% in first quarter of 2005 to 17.1% in the first quarter of 2006. The decline in gross margin was the result of costs associated with ramping three new call centers, which totaled approximately $1.3 million and is principally related to new agent training. Margins generated from our largest client were also lower as the aforementioned increase in agents in training caused agent time to be billed at lower rates. Other contributing factors include increased depreciation expense associated with new facilities and an $0.8 million impact from the strengthening of the Canadian dollar versus the U.S. dollar.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were relatively flat during the first quarter of 2006. For the first three months of the year, selling, general and administrative expenses declined as a percentage of revenue from 14.4% in 2005 to 13.3% in 2006. Our cost savings initiatives implemented in 2005 were the primary driver of the year over year decline in selling, general and administrative expenses as a percentage of revenue. Offsetting these savings were incremental hiring expenses of approximately $400 related to the ramp of new facilities during the first quarter of 2006.
Operating Profit. Our business generated $2.2 million in operating profit during the first quarter of 2006, representing a decline of $2.8 million from the same period in 2005. The decline was primarily the result of declines in gross margins in the first quarter of 2006, as discussed previously.
Net Interest and Other Income. Net interest and other income increased $0.1 million, or 19.8%, during the three months ended March 31, 2006. This increase was the result of higher portfolio income during the first quarter of 2006.

Income Tax Expense. Income tax expense declined $1.5 million during the first quarter ended March 31, 2006, compared to the same period in the prior year as a result of lower earnings before taxes and the release of a $0.4 million reserve related to the favorable settlement of an outstanding tax audit. Please see Item 1, Financial Information, Note 8, “Income taxes” for further discussion of the impact of this reserve on our income tax expense during the quarter.
Discontinued Operations. On December 16, 2005, we sold our Supply Chain Management Services platform. Consequently, the results of operations of our Supply Chain Management Services platform have been classified as discontinued operations during the three months ended March 31, 2005. During the three months ended March 31, 2005, discontinued operations included a loss of $1,167 and related income tax benefit of $459. Please see Item 1, Financial Information, Note 6, “Discontinued Operations” for further discussion of the sale.
Net Income. Net income decreased $0.5 million to $2.1 million during the first quarter of 2006 from $2.6 million in the same period of 2005 as a the result of lower margins, offset by improvements in income tax expense, other income, and selling, general and administrative expenses, as described more fully previously.
Liquidity and Capital Resources
As of March 31, 2006, we had working capital of $65.3 million, which represented a decline of $6.6 million from December 31, 2005. This decline was attributable to a decline of $9.6 million in cash and cash equivalents and investments during the quarter resulting primarily from investments in the build-out of our three new call centers. Cash generated from operating activities was $2.5 million during the quarter.
We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash relate to capital expenditures to upgrade our existing information technologies, the payment of dividends, and investments in our facilities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Net Cash Provided by Operating Activities. Net cash provided by operating activities declined $27.9 million for the three months ended March 31, 2006, compared to the same period in 2005. This decline was largely attributable to a $3.2 million increase in accounts receivable in the first three months of 2006 compared to a $15.3 million decrease during the first three months of 2005. Both of these changes were the result of the timing of payments by a large client. Days sales outstanding in the first quarter of 2006 was 68 days, an increase of 4 days from the quarter ended December 31, 2005. The decline in cash provided by operating activities was also affected by a smaller decrease in income taxes receivable, net. During the first three months of 2005, income taxes receivable, net declined $8.8 million as a result of an $8 million tax refund resulting from an overpayment of estimated tax liability as of December 31, 2004
Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities was $1.3 million during the first three months of 2006 compared to net cash used in investing activities of $21.5 million in the same period of 2005. This change was attributable to cash generated from our investment activity which resulted in $8.5 million of net proceeds in the first quarter of 2006 versus net purchases of $18.1 million in the first quarter of 2005. We implemented a more conservative investment approach late in 2004, and in the first quarter of 2005, we were still in the process of transitioning the holdings in our portfolio to follow this new policy. Partially offsetting this cash source was higher capital expenditures during first quarter as we invested in the build-out of three new call center facilities.
We expect that our capital expenditures in 2006 will exceed our capital expenditures in 2005. We plan to use most of our capital expenditures in 2006 for capacity expansion, continued information technology infrastructure improvements and development of new service offerings. Some of these expenditures will be used to develop two new sites in Ontario, Canada. To the extent we have firm commitments from our clients, we may use our capital expenditures towards further capacity expansion as it is needed. Likewise, we expect to use capital expenditures towards new product development to the extent we identify opportunities to provide new services to new and existing clients. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our clients. We believe our existing facilities, including the facilities we are currently developing in Ontario, Canada, are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.
Net Cash Used in Financing Activities. Our net cash used in financing activities decreased $2.6 million for the three month period ended March 31, 2006, when compared with the same period in 2005. This decrease was due to a smaller dividend in the current year. In 2005, we paid dividends of $0.41 per share and in 2006 we paid dividends of $0.36 per share. We also had lower principal payments on borrowings during 2006.
Outstanding Debt. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224 thousand. The loan is secured by certain furniture, telephone and computer equipment. As of March 31, 2006, we had $5.0 million outstanding under this loan.
We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. Under our current agreement, the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 6.75% as of March 31, 2006. Under this line of credit, we must generate net profit after tax of at least $1 on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to hold a tangible net worth of $93.7 million at March 31, 2006, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of March 31, 2006, and we were in compliance with all of our debt covenants related to this facility.
Dividend Information. We paid a cash dividend of $0.36 per share, aggregating approximately $5.3 million, on February 23, 2006. We also declared a dividend of $0.25 per share, aggregating to approximately $3.7 million, on May 4, 2006, payable on May 25, 2006, to our stockholders of record as of May 15, 2006. At this time, we expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions.
Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of March 31, 2006 (in thousands):

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$2,574	$2,452	$—	$—	$5,026
Operating leases (2)	4,165	7,282	5,002	3,272	19,721
Purchase obligations (3)	7,674	8,374	—	—	16,048

Total contractual obligations	$14,413	$18,108	$5,002	$3,272	$40,795

(1)	Long-term debt consists of our $10.0 million, 3.65% fixed rate equipment loan, as discussed previously, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
Other Factors Impacting Liquidity. Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed at Item 1, Financial Information, Note 4, “Principal Clients.” To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2006.

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
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition, with the exception of wage pressure. Wage pressure in areas in which our sites are located could indirectly have a material adverse effect on our results of operations.
Variability of Operating Results
Our business has historically been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the holiday buying season. For 2006, we anticipate lower variations in quarterly revenue than has historically been the case. However, we have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients, (ii) changes in the volume of services provided to principal clients, (iii) timing of existing and future client product launches or service offerings; (iv) expiration or termination of client projects or contracts; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain high technology clients’ businesses.
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
Our critical accounting estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates surrounding our stock-based compensation cost, as discussed below. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2005, for a complete description of our Critical Accounting Estimates.
Adoption of FAS No. 123R
During the three months ended March 31, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No123(R)”), applying the modified prospective method. FAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Prior to January 1, 2006, we accounted for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. We recorded $54 thousand in stock-based compensation during the three months ended March 31, 2006. We expect that equity-based compensation expense for 2006 will be approximately $200 thousand based on current outstanding awards and assumptions applied. However any significant awards granted during the remainder of 2006, required changes in estimated forfeiture rates, significant changes in the market price of our common stock, or any other change in the assumptions used to value these options may impact this estimate. See Item 1, Financial Statements, Note 9, “Share-based Compensation” for further information.

Item 3: Quantitative and Qualitative Disclosure About Market Risk
In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates. We have established an investment portfolio policy which provides for, among other things, investment objectives and portfolio allocation guidelines. This policy was amended in October 2004 to provide for a more modest-risk portfolio than was present in prior years in order to maintain sufficient liquidity for corporate needs. All of our investment decisions are supervised or managed by our current Chairman of the Board.
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
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At March 31, 2006, we had $16.2 million in cash and cash equivalents. Approximately $11.5 million of this cash was invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 3.71%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost. We paid a cash dividend to stockholders of $0.36 per share, aggregating $5.3 million, in February 2006. We also declared a dividend of $0.25 per share, aggregating to approximately $3.7 million, on May 4, 2006, payable on May 25, 2006, to our stockholders of record as of May 15, 2006.
Outstanding Debt. We currently have two debt facilities available for use: a $10.0 million secured equipment loan and a $10.0 million unsecured revolving line of credit. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of March 31, 2006, we had $5.0 million outstanding under this loan.
From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. As of March 31, 2006, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 6.75% as of March 31, 2006, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future.
As of March 31, 2006, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005.
Investments Available for Sale. At March 31, 2006, we had investments available for sale which, in the aggregate, had a cost basis of $19.6 million and a fair market value of $19.8 million. At March 31, 2006, investments available for sale generally consisted of commercial paper, investment-grade corporate bonds, convertible bonds, mutual funds, exchange-traded funds, and publicly traded equity securities. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
Late in 2004, we instituted a more conservative investment policy. As part of this new investment approach, our investments now typically consist of shorter-term available for sale investments than in the past and as a result, we purchase and sell investments held in our portfolio with substantially higher frequency than we have in the past.
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
The table below provides information as of March 31, 2006, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Commercial Paper	4.82%	$11,965	—	—	—	—	—	$11,965	$11,981
Corporate debt securities	4.61%	7,495	—	—	—	—	—	7,495	7,499

Total		$19,460	$—	$—	$—	$—	$—	$19,460	$19,480

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
A total of 38.4% of our expenses in first quarter of 2006 were paid in Canadian dollars. Our U.S. and Canadian operations generate revenues denominated in U.S. dollars. During the first quarter of 2006, we purchased $11.1 million Canadian dollars for $9.4 million U.S. under Canadian dollar forward contracts with Wells Fargo bank in order to hedge our foreign currency risk with respect to these costs. During the first quarter of 2006, we recorded a gain of approximately $248 thousand. As of March 31, 2006, we had $221 thousand in derivative liabilities associated with foreign exchange contracts. As of March 31, 2006, we had contracted to purchase $31.5 million Canadian dollars to be delivered periodically through December 2006 at a purchase price which is no more than $27.6 million and no less than $26.4 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. No responsive pleading has yet come due. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of May 1, 2006, we had incurred legal fees related to this suit of approximately 20% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
Item 5. Other Information
On May 5, 2006, StarTek, Inc. appointed Patrick M. Hayes as Executive Vice President and Chief Operating Officer, effective immediately. Mr. Hayes, 43, has served as Senior Vice President of Corporate Development and Strategic Planning since September 2005 and has been a Vice President at StarTek since September 2004. From April 2003 to September 2004 he served as Chief Financial Officer and General Manager of CoCat, Inc., a leading local restoration services company. From September 1999 to January 2003, he served as Vice President of Business Operations at Messagemedia, Inc., which was purchased by Doubleclick, Inc. in 2002.
Item 6. Exhibits

Exhibit No.	Description
10.63	Facility Lease Agreement between StarTek Canada Services, Ltd. and The Corporation of the City of Thunder Bay
(incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.

10.64	Facility Lease Agreement between StarTek Canada Services, Ltd. and Agers Holdings, Ltd. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ STEVEN D. BUTLER Steven D. Butler	President and Chief Executive Officer	Date: May 10, 2006

/s/ RODD E. GRANGER Rodd E. Granger	Executive Vice President and Chief Financial Officer	Date: May 10, 2006

Exhibit Index

Exhibit No.	Description
10.63	Facility Lease Agreement between StarTek Canada Services, Ltd. and The Corporation of the City of Thunder Bay (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.

10.64	Facility Lease Agreement between StarTek Canada Services, Ltd. and Agers Holdings, Ltd. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2005.

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).