Form 10-Q
period 2006-06-30
STARTEK INC
filed 2006-08-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-12793

StarTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1370538 (I.R.S. employer Identification No.)

44 Cook Street, 4th Floor Denver, Colorado (Address of principal executive offices)	80206 (Zip code)
(303) 399-2400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange, Inc.
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
Common Stock, $0.01 Par Value – 14,695,791 shares as of August 1, 2006.

STARTEK, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$59,525	$50,991	$116,630	$104,329
Cost of services	51,321	39,648	98,654	80,292

Gross profit	8,204	11,343	17,976	24,037
Selling, general and administrative expenses	7,389	6,530	14,962	14,212

Operating profit	815	4,813	3,014	9,825
Net interest and other income (expense)	533	(407)	1,066	38

Income from continuing operations before income taxes	1,348	4,406	4,080	9,863
Income tax expense	523	1,738	1,119	3,841

Income from continuing operations	825	2,668	2,961	6,022

Discontinued operations:
Income (loss) from operations of discontinued operations	—	46	—	(1,121)
Income tax (expense) benefit	—	(71)	—	388

Loss from discontinued operations, net of tax	—	(25)	—	(733)

Net income	$825	$2,643	$2,961	$5,289

Net income per share from continuing operations:

Basic	$0.06	$0.18	$0.20	$0.41

Diluted	$0.06	$0.18	$0.20	$0.41

Net income per share including discontinued operations:

Basic	$0.06	$0.18	$0.20	$0.36

Diluted	$0.06	$0.18	$0.20	$0.36

Dividends declared per common share	$0.25	$0.36	$0.50	$0.78

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,999	$17,425
Investments	15,461	28,168
Trade accounts receivable, less allowance for doubtful accounts of $4 and $250, respectively	44,031	40,612
Income tax receivable	1,914	4,227
Prepaid expenses and other current assets	3,839	3,161

Total current assets	80,244	93,593

Property, plant and equipment, net	62,860	57,066
Long-term deferred tax assets	4,087	2,402
Note receivable	740	740
Other assets	417	113

Total assets	$148,348	$153,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,140	$4,744
Accrued liabilities:
Accrued payroll	7,059	7,280
Accrued compensated absences	4,061	3,522
Accrued health insurance	110	462
Other accrued liabilities	325	806
Current portion of long-term debt	2,597	2,551
Short-term deferred income tax liabilities	1,613	1,108
Grant advances	1,389	1,150

Total current liabilities	20,294	21,623

Long-term debt, less current portion	1,800	3,099
Long-term deferred rent	1,569	247
Other liabilities	781	781

Total liabilities	24,444	25,750

Stockholders’ equity:
Common stock	147	146
Additional paid-in capital	61,536	60,139
Accumulated other comprehensive income	2,099	1,776
Retained earnings	60,122	66,103

Total stockholders’ equity	123,904	128,164

Total liabilities and stockholders’ equity	$148,348	$153,914

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income	$2,961	$5,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,153	6,460
Non-cash compensation cost	153	—
Deferred income taxes	(1,243)	(539)
Realized (gain) loss on investments	(35)	747
Gain on sale of assets	(101)	(66)
Changes in operating assets and liabilities:
Sales of trading securities, net	—	2,929
Trade accounts receivable, net	(3,419)	7,110
Prepaid expenses and other assets	(940)	(682)
Accounts payable	(1,604)	(2,244)
Income taxes receivable, net	2,313	9,358
Accrued and other liabilities	1,045	(540)

Net cash provided by operating activities	7,283	27,822

Investing Activities
Purchases of investments available for sale	(114,490)	(515,736)
Proceeds from disposition of investments available for sale	127,273	497,160
Purchases of property, plant and equipment	(13,339)	(4,882)
Proceeds from disposition of property, plant and equipment	343	57

Net cash used in investing activities	(213)	(23,401)

Financing Activities
Proceeds from stock option exercises	1,112	488
Principal payments on borrowings	(1,253)	(2,458)
Dividend payments	(8,942)	(11,409)
Proceeds from borrowings	—	880

Net cash used in financing activities	(9,083)	(12,499)
Effect of exchange rate changes on cash	(413)	172

Net decrease in cash and cash equivalents	(2,426)	(7,906)
Cash and cash equivalents at beginning of period	17,425	14,609

Cash and cash equivalents at end of period	$14,999	$6,703

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$92	$138
Income taxes paid	$1,535	$2,886
Change in unrealized gain on investments available for sale, net of tax	$26	$(621)
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited financial statements reflect all estimates and adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation of the condensed consolidated balance sheets as of June 30, 2006, and December 31, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2006, and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006, and 2005. Operating results during the three and six months ended June 30, 2006, are not necessarily indicative of operating results that may be expected during any other interim period of 2006 or the year ending December 31, 2006.
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
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated using prevailing foreign currency exchange rates as of June 30, 2006, for all assets and liabilities of our foreign operations. Revenues and expenses incurred in foreign currencies are translated at the weighted-average exchange rate during the reporting period.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” We adopted FAS No. 123(R) on January 1, 2006. The impact of the adoption of FAS No. 123(R) is discussed in Note 9.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we will be required to adopt this Interpretation in the first quarter of 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, the adoption of this Interpretation will have on our consolidated financial position or results of operations.

2. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income available to common shareholders from continuing operations	$825	$2,668	$2,961	$6,022
Loss from discontinued operations	—	(25)	—	(733)

Net income	$825	$2,643	$2,961	$5,289

Weighted average shares of common stock	14,691	14,629	14,663	14,626
Dilutive effect of stock options	57	30	81	70

Common stock and common stock equivalents	14,748	14,659	14,744	14,696

Basic net income (loss) per share:
Continuing operations	$0.06	$0.18	$0.20	$0.41
Discontinued operations	—	—	—	(0.05)

Net income per basic share	$0.06	$0.18	$0.20	$0.36

Diluted net income (loss) per share:
Continuing operations	$0.06	$0.18	$0.20	$0.41
Discontinued operations	—	—	—	(0.05)

Net income per diluted share	$0.06	$0.18	$0.20	$0.36

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling 293,375 and 268,875 shares in the three and six months ended June 30, 2006, respectively, and 665,050 and 468,054 shares in the three and six months ended June 30, 2005, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
3. Investments
As of June 30, 2006, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial paper	$14,942	$—	$—	$24	$14,966
Corporate debt securities	494	1	—	—	495
Equity securities	(71)	71	—	—	—

Total	$15,365	$72	$—	$24	$15,461

As of December 31, 2005, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial paper	$18,449	$—	$—	$13	$18,462
Corporate debt securities	7,995	7	—	—	8,002
Equity securities	1,681	45	(22)	—	1,704

Total	$28,125	$52	$(22)	$13	$28,168

As of June 30, 2006, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
	Basis	Fair Value
Corporate debt securities maturing within:
One year or less	$494	$495
Two to five years	—	—
More than five years	—	—

	$494	$495
Commercial paper	14,942	14,966
Equity securities	(71)	—

Total	$15,365	$15,461

As of June 30, 2006, equity securities consisted of an exchange-traded fund and a position in a publicly-traded equity security, as well as short positions against both of these securities. As of December 31, 2005, equity securities consisted of exchange-traded funds, mutual funds and publicly-traded equity securities. Corporate debt securities at June 30, 2006, and December 31, 2005, consisted of corporate bonds and variable preferred debt securities. We had no investments at June 30, 2006, and December 31, 2005, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period. We were not invested in any trading securities as of June 30, 2006, or December 31, 2005.
From time to time, we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. These options are trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate these options as hedging instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Options have been an immaterial part of our overall investment portfolio and we expect them to continue to be an immaterial part of our overall risk management approach in the future. We were not invested in any options as of June 30, 2006, or December 31, 2005.
4. Principal Clients
The following table represents the concentration of revenue from continuing operations for our principal clients. Please note that the results of operations of our Supply Chain Management Services platform were classified as discontinued operations throughout 2005. Consequently, total revenue used to calculate these percentages has been adjusted accordingly and may differ from amounts previously disclosed in our filings with the Securities and Exchange Commission as well as other financial disclosures. Please refer to Note 6, Discontinued Operations, for discussion of management’s sale of the Supply Chain Management Services platform.

Revenue concentration by principal client was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	45.0%	54.8%	45.8%	55.7%
T-Mobile, a subsidiary of Deutsche Telekom	20.7%	23.5%	21.6%	22.5%
During the three and six months ended June 30, 2005, revenue from AT&T Corp. accounted for 11.7% of our total revenue from continuing operations. For the three and six months ended June 30, 2006, AT&T Corp. accounted for less than 10% of our total revenue.
Our agreement with Cingular Wireless, LLC expires in December 2006. The term of our T-Mobile contract stipulates that in September 2006, the term of the contract will automatically renew until August 2007 unless T-Mobile provides us with 90 days notice of its intent to cancel the contract sooner. As of August 1, 2006, we had not received such notice, and as such, we believe the contract will expire in August 2007. There are no volume or revenue guarantees associated with either of these contracts.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2006.
5. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$825	$2,643	$2,961	$5,289
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	386	162	271	(112)
Change in fair value of derivative instruments	291	—	26	—
Change in unrealized gain (loss) on available for sale securities, net of tax	(29)	(231)	26	(621)

Comprehensive income	$1,473	$2,574	$3,284	$4,556

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three months ended June 30, 2006, these hedging commitments resulted in a gross unrealized gain of $466. During the six months ended June 30, 2006, these hedging commitments resulted in a gross unrealized gain of $42. During the three and six months ended June 30, 2005, these hedging commitments resulted in no unrealized gain or loss. These unrealized gains and losses have been recorded in other comprehensive income. These hedging commitments also resulted in $375 and $623 of realized gains during the three and six months ended June 30, 2006, respectively, and $28 of realized gains during the three and six months ended June 30, 2005. These realized gains were recognized in our consolidated statements of income during each respective period.
6. Discontinued Operations
     On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we sold all of the inventory, prepaid assets, property, plant and equipment of our Supply Chain Management Services platform to a third party for

$5,750. We received approximately $4,700 in cash after certain adjustments at closing, in addition to a 5-year, unsecured $740 note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the purchaser must pay us interest plus set principal amounts, per the terms of the note, with the entire balance due on or before December 16, 2010. The results of operations of our Supply Chain Management Services platform have been classified as discontinued operations for all periods prior to its sale. During the three and six months ended June 30, 2005, the Supply Chain Management Services platform generated revenue of $2,203 and $3,183, respectively. This platform generated a loss, net of tax expense of $71, of $25 during the three months ended June 30, 2005, and a loss, net of tax benefit of $388, of $733 during the six months ended June 30, 2005.
7. Litigation
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1,000 in legal fees. As of August 1, 2006, we had incurred legal fees related to these suits of approximately 52% of our $1,000 deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
8. Income Taxes
During the first quarter of 2006, the settlement of an outstanding tax audit allowed us to release $410 of a reserve previously established for this audit. This, combined with lower earnings before taxes during the first six months of 2006, caused our effective tax rate from continuing operations for the six months ended June 30, 2006, to decline from 38.9% in 2005 to 27.4% in 2006. The release of this reserve had an effect on basic and diluted earnings per share for the six months ended June 30, 2006, of $0.03. The release of this reserve had no effect on the three months ended June 30, 2006.
9. Share-Based Compensation
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Director Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans during the three and six months ended June 30, 2006, was $99 and $153, respectively, and is included in selling, general and administrative expense. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $38 and $58, respectively, for the three and six month periods ended June 30, 2006.

The StarTek, Inc. Stock Option Plan was formed in 1997 and is designed to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “options”) to key employees, officers, directors (other than non-employee directors), consultants, other independent contractors and any named subsidiary designated in the plan as a participant. The option plan stipulates that up to 2,100,000 options may be granted to eligible participants and that each option is convertible to one share of StarTek, Inc. common stock. Options awards are made at the discretion of the Compensation Committee of the Board of Directors of StarTek, Inc. (the “Committee”), which is composed entirely of non-employee directors. Unless otherwise determined by the Committee, all options granted under the option plan vest 20% annually beginning on the first anniversary of the Options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the options’ grant date; (ii) three months after termination of employment for any reason other than cause or death; or (iii) six months after the participant’s death; or (iv) immediately upon termination for cause. We have made exceptions to these vesting provisions for certain of our executive officers and employees, which were subject to approval by the Compensation Committee of the Board of Directors. These amended agreements have been filed with the Securities and Exchange Commission as Exhibits 10.4, 10.21 and 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2005 and as Exhibit 10.26 to our Form 8-K filed on June 16, 2006.
The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the StarTek, Inc. Board of Directors (the “Board”) and who serve continuously from commencement of their term (the “Participants”). The Director Option Plan provides for stock options to be granted for a maximum of 140,000 shares of common stock. Each Participant is granted options to acquire 3,000 shares of common stock upon election to serve on the Board and is automatically granted options to acquire 3,000 shares of common stock on each date they are re-elected to the Board, typically coinciding with each annual meeting of stockholders. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) the date when the Participant’s membership on the Board is terminated for cause; (ii) ten years from option grant date; or (iii) one year after the Participant’s death.
Prior to January 1, 2006, we accounted for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. On January 1, 2006, we adopted Financial Accounting Standard No. 123(R), “Share-Based Payment” (“FAS No. 123(R)”). FAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. We adopted FAS No. 123(R) using the modified prospective method, which requires that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. We use the Black-Scholes method for valuing stock-based awards. The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.94% - 5.11%	3.98%	4.94% - 5.11%	3.98% - 4.08%
Dividend yield	6.63% - 7.36%	9.63%	6.63% - 7.36%	6.11% - 9.63%
Expected volatility	42.02% - 55.0%	44.41%	42.02% - 55.0%	29.87% - 44.41%
Expected life in years	4.1	5	4.1	5
Assumptions used for the three and six months ended June 30, 2006, are the same because the only grants that occurred during the first six months of 2006 occurred in the second quarter. No ranges are provided for the three months ended June 30, 2005 because there was only one grant date during that period. The risk-free interest rate for periods within the contractual life of the option is based on the seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

The following table details the effect on net income and earnings per share had compensation expense for the share-based compensation arrangements been recorded in the three and six month periods ended June 30, 2005 based on the Black-Scholes method:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$2,643	$5,289
Share-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(156)	(574)

Pro forma net income	$2,487	$4,715

Basic earnings per share
As reported	$0.18	$0.36

Pro forma	$0.17	$0.32

Diluted earnings per share
As reported	$0.18	$$0.36

Pro forma	$0.17	$0.32

A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of January 1, 2006	981,490	$19.68
Granted	224,840	13.64
Exercised	(64,700)	17.19
Forfeited	(81,710)	18.16

Outstanding as of June 30, 2006	1,059,920	$18.63	8.0	$2,515

Exercisable as of June 30, 2006	481,270	$24.33	6.3	$1,643

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006, was $3.06. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2005, was $2.51, and $2.93. The total intrinsic value of options exercised during the three and six months ended June 30, 2006, was $51 and $353, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005, was $2 and $221, respectively. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date.
As of June 30, 2006, there was $1,102 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 4.1 years. The total fair value of shares vested during the three and six months ended June 30, 2006, was $1,088 and $1,523, respectively. The total fair value of shares vested during the three and six months ended June 30, 2005, was $865 and $1,300, respectively.
Prior to our adoption of FAS No. 123(R) , we accelerated 143,860 employee stock options, all with exercise prices of $21.80 or above, such that they immediately vested as of December 30, 2005. The purpose of this action was to eliminate future compensation expense that we would otherwise have recognized upon implementation of FAS No. 123(R) . The weighted-average exercise price of the options that were accelerated was $28.92. Because the options prior to the acceleration had intrinsic values that were more than the intrinsic value of the options after the acceleration, no compensation expense related to the acceleration was recognized in our Consolidated Statements of Income for the year ended December 31, 2005. All terms of options with an exercise price of less than $21.80 remained unchanged.
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
Through our business process management services platform, we provide provisioning management, customer care, receivables management, wireless telephone activations, high-end technical support and wireline telephone number portability services. Substantially all of our customer interactions related to business process management services are initiated by our clients’ customers. We derive our revenue through contractual relationships with our clients, wherein we recognize revenue based on the billable hours or minutes of each call center agent or on a rate per transaction basis. These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract. More than 90% of our revenue comes from clients in the telecommunications industry.
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
Financial results for the three and six month periods ended June 30, 2006, were affected predominantly by the ramp of three new call centers that were opened during the first six months of the year in response to new client business. Revenue increased 16.7% and 11.8% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. This increase was driven by clients new to StarTek since second quarter of 2005. Gross margin declined year-over-year for both the second quarter and year to date, primarily as a result of costs attributable to greater than anticipated employee turnover in certain of our U.S. sites as well as the opening and ramping of three new call centers, two of which began taking calls during the second quarter. Gross margins during the second quarter and year-to-date periods were also affected by the ongoing strengthening of the Canadian dollar versus the U.S. dollar, lower volumes from our largest client as well as increased numbers of agents in training in many of our sites. The gross margin decline resulted in a decline in income from continuing operations. Income from continuing operations decreased from $2.7 million during the three months ended June 30, 2005, to $0.8 million during the same period in 2006. Year to date, income from continuing operations decreased from $6.0 million in 2005 to $3.0 million in 2006.
Our cash and cash equivalents and investments declined $15.1 million from December 31, 2005, to $30.5 million as of June 30, 2006. The majority of this decrease was the result of investments in the build-out of our three new call centers. The decline in cash and cash equivalents and investments drove a $12.0 million decline in working capital, from $72.0 million as of December 31, 2005, to $60.0 million as of June 30, 2006.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Revenue	$59,525	100.0%	$50,991	100.0%	$116,630	100.0%	$104,329	100.0%
Cost of services	51,321	86.2%	39,648	77.8%	98,654	84.6%	80,292	77.0%

Gross profit	8,204	13.8%	11,343	22.2%	17,976	15.4%	24,037	23.0%
Selling, general and administrative expenses	7,389	12.4%	6,530	12.8%	14,962	12.8%	14,212	13.6%

Operating profit	815	1.4%	4,813	9.4%	3,014	2.6%	9,825	9.4%
Net interest and other income	533	0.9%	(407)	-0.8%	1,066	0.9%	38	0.0%

Income from continuing operations before income taxes
	1,348	2.3%	4,406	8.6%	4,080	3.5%	9,863	9.5%
Income tax expense	523	0.9%	1,738	3.4%	1,119	1.0%	3,841	3.7%

Income from continuing operations	825	1.4%	2,668	5.2%	2,961	2.5%	6,022	5.8%
Loss on discontinued operations	—	—	(25)	0.0%	—	—	(733)	-0.7%

Net income	$825	1.4%	$2,643	5.2%	$2,961	2.5%	$5,289	5.1%

Revenue. During the three months ended June 30, 2006, revenue increased 16.7%, or $8.5 million, compared to the comparable period in 2005. New clients added since the second quarter of 2005 drove this increase, contributing $9.4 million to revenue during the quarter. Revenue from one of our larger clients also increased year-over-year as that client outsourced additional lines of business to us during mid-2005. Partially offsetting these increases was a decline in revenue and volume from our largest client and the impact of lost revenues from a former utility client. The decline in revenue from our largest client was due to decreased production volume combined with having more agents in training in response to changes in this client’s service demand. Although agents generate revenue while they are in training, they do so at a lower revenue rate than they would generate in production.
Revenue increased 11.8% during the six months ended June 30, 2006, compared to the same period the previous year. This increase was due to the same factors as those that affected the second quarter. Revenue from clients new to StarTek since the second quarter of 2005 was $15.9 million during the first six months of 2006.

Cost of Services and Gross Profit. Cost of services increased $11.7 million, or 29.4%, during the second quarter of 2006 when compared to the second quarter of 2005. Gross margin declined from 22.2% during the second quarter of 2005 to 13.8% in the same period in 2006. The majority of the decline in gross margin was the result of costs attributable to greater than anticipated employee turnover in certain of our U.S. sites as well as the opening and ramping of two new call centers in Ontario, Canada during the second quarter. Although we actively hedge our Canadian dollar exposure, the strengthening of the Canadian dollar versus the U.S. dollar contributed to approximately $1.3 million of the decline in gross profit. Lower volumes from our largest client as well as increased numbers of agents in training also negatively impacted second quarter gross margin. We also experienced higher employee turnover in 2006 than in 2005, which caused an increase in hiring, recruiting and training expense. Additionally, we encountered some wage pressure in a few of the markets in which we operate.
During the first six months of 2006, cost of services was $98.7 million compared to $80.3 million in the first six months of 2005. Year to date, gross margin declined from 23.0% in 2005 to 15.4% in 2006. This decline was driven by the opening of three new call centers during the first six months of the year, a strengthening Canadian dollar versus the U.S. dollar, declining margins from our largest client as described above, higher agent turnover and wage pressures in some markets in which we operate.
Selling, General and Administrative Expenses. Selling, general and administrative expense increased $0.9 million during the second quarter of 2006 compared to the same period in 2005 due to increased costs associated with the support of three new call centers placed into service during the first half of 2006, increased legal fees and FAS No. 123(R) compensation costs. As a percentage of revenue, selling, general and administrative costs declined from 12.8% in the second quarter of 2005 to 12.4% in the same period of 2006, due in part to lower costs resulting from cost-savings initiatives implemented during 2005.
Year to date, selling, general, and administrative expense increased 5.3%, or $0.8 million, to $15.0 million compared to the same period of the prior year. This change was driven by increases in costs associated with the support of three new call centers, increased legal fees and FAS No. 123(R) expense, as noted in the second quarter discussion. Lowered costs resulting from cost-savings initiatives implemented during 2005 partially offset this increase.
Operating Profit. During the second quarter of 2006, operating profit declined $4.0 million from the second quarter of 2005 to $0.8 million. Operating profit declined from $9.8 million to $3.0 million from the first six months of 2005 to the same period of 2006, respectively. These declines were driven by decreases in gross margin during the first half of 2006, as discussed previously.
Net Interest and Other Income. Our business generated $0.9 million more net interest and other income during the second quarter of 2006 versus the second quarter of 2005. This increase in net interest and other income was due to the fact that we were repositioning our investment portfolio during the second quarter of 2005 to conform to our current investment policy. This repositioning resulted in a net loss of $0.4 million during the second quarter of 2005, compared to net income of $0.5 million in second quarter of 2006. This also drove a $1.0 million year-over-year increase in net interest and other income for the six months ended June 30, 2006, versus 2005.
Income Tax Expense. Income tax expense declined $1.2 million and $2.7 million during the three and six months ended June 30, 2006, compared to the same periods in the prior year. This decrease was driven by lower income before income taxes. During the six months ended June 30, 2006, the effective tax rate was 27.4%, a decline from the same period in 2005 when the effective tax rate was 38.9%. The lower effective tax rate during the first six months of 2006 was caused by the release of a $0.4 million reserve related to the favorable settlement of an outstanding tax audit. Please see Item 1, Financial Information, Note 8, “Income Taxes” for further discussion of the impact of the release of this reserve on our income tax expense during the quarter.
Discontinued Operations. On December 16, 2005, we sold our Supply Chain Management Services platform. Consequently, the results of operations of our Supply Chain Management Services platform have been classified as discontinued operations during the three and six months ended June 30, 2005. During the three months ended June 30, 2005, discontinued operations generated income of $46 thousand and related income tax expense of $71 thousand, netting to a loss of $25. During the six months ended June 30, 2005, discontinued operations generated a loss of $1.1 million and related income tax benefit of $0.4 million. Please see Item 1, Financial Information, Note 6, “Discontinued Operations” for further discussion of the sale.
Net Income. Net income decreased $1.8 million to $0.8 million during the three months ended June 30, 2006. During the six months ended June 30, 2006, net income decreased $2.3 million from $5.3 million in 2005 to $3.0 million in 2006. The decrease in net income was driven by lower margins and partially offset by improvements in income tax expense and net interest and other income, as described more fully previously.

Liquidity and Capital Resources
As of June 30, 2006, we had working capital of $60.0 million, which represented a decline of $12.0 million from December 31, 2005. This decline was driven by a decline of $15.1 million in cash and cash equivalents and investments during the first six months of 2006 resulting primarily from capital expenditures made during the build-out of our three new call centers. Cash generated from operating activities was $7.3 million during the six months ended June 30, 2006.
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
Net Cash Provided by Operating Activities. Net cash provided by operating activities declined $20.5 million during the six months ended June 30, 2006, compared to the same period the previous year. This decline was largely attributable to a $3.4 million increase in accounts receivable in the first six months of 2006 compared to a $7.1 million decrease during the first six months of 2005. Both of these changes were largely the result of the timing of payments by a large client. In 2006, accounts receivable was also higher due to a larger revenue base in the first six months of 2006 compared to the same period of 2005. Also contributing to the decline in net cash provided by operating activities was a decline in cash provided by changes in income taxes receivable and the sale of trading securities. During the six months ended June 30, 2005, declines in income taxes receivable, net were driven by an $8.0 million tax refund resulting from an overpayment of estimated tax liability as of December 31, 2004. Also, during the first six months of 2005, we were in the process of repositioning our investment portfolio, which was in line with our investment policy. As a result, we sold $2.9 million in trading securities in 2005, versus 2006 when we no longer hold any trading securities in our investment portfolio.
Net Cash Used in Investing Activities. Net cash used in investing activities declined $23.2 million to $0.2 million during the six months ended June 30, 2006, compared to the same period in 2005. While capital expenditures increased $8.5 million year-over-year due to the build-out of our new call center facilities in Ontario, Canada and Virginia, this increase in cash use was offset by changes in investment activity in 2006 versus 2005. In 2006, we sold a large portion of our equity securities, primarily consisting of mutual funds, to help fund the build-out and subsequent ramp of three new call centers that were placed into service during the first six months of 2006. These proceeds largely offset the capital expenditures used for the new call centers. During the first six months of 2005, we were in the process of implementing a more conservative investing approach and therefore were transitioning the holdings in our portfolio under the transition provisions of this new policy. This, combined with the fact that we were investing more of our cash during 2005, led to higher net investment purchases in 2005 and therefore a higher cash usage with respect to investing.
We expect that our capital expenditures in 2006 will exceed our capital expenditures in 2005. We used a significant amount of our capital expenditures in the first half of 2006 for capacity expansion, and plan to use our capital expenditures for the balance of the year for continued information technology infrastructure improvements, development of new service offerings, and finishing our capacity expansion projects. To the extent we have firm commitments from our clients, we may use our capital expenditures towards further capacity expansion as it is needed. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our clients. We believe our existing facilities, including the facilities we are currently developing in Ontario, Canada, are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.
Net Cash Used in Financing Activities. Net cash used in financing activities declined $3.4 million during the six months ended June 30, 2006, when compared with the same period in 2005. This decline was driven by lower dividend payments and lower principal payments on borrowings. During the three months ended June 30, 2006, we declared a dividend of $0.25 per share, a decrease of $0.11 per share compared to the comparable dividend payment during the three months ended June 30, 2005. In 2005, we had higher debt principal repayments due to repayments of amounts outstanding on our line of credit at the end of 2004.

Outstanding Debt. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224 thousand. The loan is secured by certain furniture, telephone and computer equipment. As of June 30, 2006, we had $4.3 million outstanding under this loan.
We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. Under our current agreement, the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 7.25% as of June 30, 2006. Under this line of credit, we must generate net profit after tax of at least $1on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to hold a tangible net worth of $94.0 million at June 30, 2006, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of June 30, 2006, and we were in compliance with all of our debt covenants related to this facility.
Dividend Information. We paid a cash dividend of $0.25 per share, aggregating approximately $3.7 million, on May 25, 2006. We also declared a dividend of $0.25 per share, aggregating to approximately $3.7 million, on August 2, 2006, payable on August 24, 2006, to our stockholders of record as of August 14, 2006. At this time, we expect to continue to pay quarterly dividends on our common stock. The payment of any dividends, however, will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions.
Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of June 30, 2006 (in thousands):

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$2,597	$1,800	$—	$—	$4,397

Operating leases (2)	4,134	7,124	4,976	2,773	19,007

Purchase obligations (3)	6,432	5,033	6	—	11,471

Total contractual obligations	$13,163	$13,957	$4,982	$2,773	$34,875

(1)	Long-term debt consists of our $10.0 million, 3.65% fixed rate equipment loan, as discussed previously, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
Other Factors Impacting Liquidity. Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed at Item 1, Financial Information, Note 4, “Principal Clients.” To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2006.
Effective November 4, 2004, our Board of Directors authorized purchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the Board of Directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the Board of Directors from time to time and will depend on market conditions and other factors. Any repurchased shares will be made in accordance with Securities and Exchange Commission rules. We have not yet repurchased any shares pursuant to this Board authorization.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition, with the exception of wage pressure. We currently face wage pressures in some of the communities in which we operate due to factors including, but not limited to, growth and low unemployment in these communities. These pressures have contributed to our current higher employee turnover rates and blanket wage increases at some of our sites, which contributes to a declination of our gross margins. While we consider these wage pressures to be present only in certain communities in which we operate, these pressures could become more widespread and could indirectly have a material adverse effect on our results of operations. Please also see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Variability of Operating Results
Our business has historically been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the holiday buying season. For 2006, we anticipate similar variations in quarterly revenue as has historically been the case for our business process management services, excluding the effects of our supply chain management services, which were classified as discontinued operations beginning in the fourth quarter of 2005. We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients, (ii) changes in the volume of services provided to principal clients, (iii) timing of existing and future client product launches or service offerings; (iv) expiration or termination of client projects or contracts; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain high technology clients’ businesses.
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
Adoption of FAS No. 123(R)
In January 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”), applying the modified prospective method. FAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Prior to January 1, 2006, we accounted for share-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. We recorded $99 thousand and $153 thousand in share-based compensation during the three and six months ended June 30, 2006. We expect that share-based compensation expense for 2006 will be approximately $303 thousand based on current outstanding awards and assumptions applied. However any significant awards granted during the remainder of 2006, required changes in estimated forfeiture rates, significant changes in the market price of our common stock, or any other change in the assumptions used to value these options may impact this estimate. See Item 1, Financial Statements, Note 9, “Share-Based Compensation” for further information.

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
This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At June 30, 2006, we had $15.0 million in cash and cash equivalents. Approximately $8.6 million of this cash was invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 3.39%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost. We paid a cash dividend to stockholders of $0.25 per share, aggregating $3.7 million, in May 2006. We also declared a dividend of $0.25 per share, aggregating to approximately $3.7 million, on August 2, 2006, payable on August 24, 2006, to our stockholders of record as of August 14, 2006.
Outstanding Debt. We currently have two debt facilities available for use: a $10.0 million secured equipment loan and a $10.0 million unsecured revolving line of credit. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of June 30, 2006, we had $4.3 million outstanding under this loan.
From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. As of June 30, 2006, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 7.25% as of June 30, 2006, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future.
As of June 30, 2006, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005.
Investments Available for Sale. At June 30, 2006, we had investments available for sale which, in the aggregate, had a cost basis of $15.4 million and a fair market value of $15.5 million. At June 30, 2006, investments available for sale generally consisted of commercial paper, investment-grade corporate bonds, exchange-traded funds, publicly-traded equity securities, and short positions on an exchange-traded fund and a publicly-traded equity security. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
Late in 2004, we instituted a more conservative investment policy. As part of this new investment approach, our investments now typically consist of shorter-term available for sale investments than in the past and as a result, we purchase and sell investments held in our portfolio with substantially higher frequency than we have in the past.
Prices of publicly-traded equity securities we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse general economic conditions. At times we have partially hedged against some equity price changes; however, our hedging activities do not provide material protection against price fluctuations in securities we hold in our investment portfolio.

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
The table below provides information as of June 30, 2006, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Commercial Paper	5.31%	$14,942	—	—	—	—	—	$14,942	$14,966
Corporate debt securities	9.13%	494	—	—	—	—	—	494	495

Total		$15,436	$—	$—	$—	$—	$—	$15,436	$15,461

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
A total of 45.8% of our expenses in second quarter of 2006 were paid in Canadian dollars. Our U.S. and Canadian operations generate revenues denominated in U.S. dollars. During the second quarter of 2006, we purchased $21.3 million Canadian dollars for $18.6 million U.S. under Canadian dollar forward contracts with Wells Fargo Bank in order to hedge our foreign currency risk with respect to these costs. During the second quarter of 2006, we recorded a gain of approximately $375 thousand related to these forward contracts. As of June 30, 2006, we had $245 thousand in derivative assets associated with foreign exchange contracts. As of June 30, 2006, we had contracted to purchase $10.2 million Canadian dollars to be delivered periodically through December 2006 at a purchase price which is no more than $9.0 million and no less than $8.6 million. In July 2006, we entered into several Canadian dollar forward contracts with Wells Fargo Bank, pursuant to which we purchased $14.1 million Canadian dollars to be delivered periodically through September 2006 at a price of no more than $12.8 million U.S. dollars and no less than $12.0 million U.S. dollars. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the Securities and Exchange Commission and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of August 1, 2006, we had incurred legal fees related to this suit of approximately 52% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K, except for the addition of the following risk factors:
We may not collect on a $740 thousand note receivable due from the purchasers of our Supply Chain Management Services platform. On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we accepted a 5-year, unsecured $740 thousand note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the buyer must pay us interest plus set principal amounts, per the terms of the note, with the entire balance due on or before December 16, 2010. The buyer of the Supply Chain Management Services platform is a startup company that commenced operations when the platform was purchased from us. Management actively monitors activity related to this note receivable and regularly assesses the collectibility of the principal and interest payments due. Currently, no allowance has been created to reserve for uncollectible amounts of this note receivable. If, in the future, we must create an allowance or write off uncollectible amounts of this loan, it could have a material effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of StarTek, Inc. was held on May 31, 2006. Stockholders were invited to vote, by proxy or in person, for or against two items. The results of the vote were as follows:

	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Election of Directors
Steven D. Butler	13,269,746	—	825,502	576,547
Kay Norton	13,165,719	—	929,529	576,547
Albert C. Yates	13,164,207	—	931,041	576,547
Ed Zschau	13,012,521	—	1,082,727	576,547

Proposed Amendment of the StarTek, Inc.
Stock Option Plan to increase the maximum number of shares available for award under the plan from 1,985,000 to 2,100,000	9,014,651	1,788,131	42,551	3,826,462
Item 6. Exhibits

Exhibit No.	Description
3.2	Restated ByLaws of the Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 6, 2006, File No. 1-12793).

10.25	Offer letter for Patrick M. Hayes, effective as of June 12, 2006 (incorporated by reference herein to Form 8-K filed with the Securities and Exchange Commission on June 16, 2006, File No. 1-12793).

10.26	Form of Option Agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule) (incorporated by reference herein to Form 8-K filed with the Securities and Exchange Commission on June 16, 2006, File No. 1-12793).

10.65	Amendment No. 4 to StarTek, Inc. Stock Option Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 6, 2006, File No. 1-12793).

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ STEVEN D. BUTLER	President and Chief Executive Officer	Date: August 9, 2006
Steven D. Butler	(Principal Executive Officer)

/s/ RODD E. GRANGER	Executive Vice President and	Date: August 9, 2006
Rodd E. Granger	Chief Financial Officer
(Principal Finance and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.2	Restated ByLaws of the Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 6, 2006, File No. 1-12793).

10.25	Offer letter for Patrick M. Hayes, effective as of June 12, 2006 (incorporated by reference herein to Form 8-K filed with the Securities and Exchange Commission on June 16, 2006, File No. 1-12793).

10.26	Form of Option Agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule) (incorporated by reference herein to Form 8-K filed with the Securities and Exchange Commission on June 16, 2006, File No. 1-12793).

10.65	Amendment No. 4 to StarTek, Inc. Stock Option Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 6, 2006, File No. 1-12793).

31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).