Form 10-Q
period 2006-09-30
STARTEK INC
filed 2006-11-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Common Stock, $0.01 Par Value — 14,695,791 shares as of November 1, 2006.

STARTEK, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$61,865	$53,877	$178,495	$158,206
Cost of services	52,104	41,353	150,758	121,645

Gross profit	9,761	12,524	27,737	36,561
Selling, general and administrative expenses	7,533	7,190	22,495	21,402

Operating profit	2,228	5,334	5,242	15,159
Net interest and other income	337	1,060	1,403	1,098

Income from continuing operations before income taxes	2,565	6,394	6,645	16,257
Income tax expense	995	2,743	2,114	6,584

Income from continuing operations	1,570	3,651	4,531	9,673
Discontinued operations:
Loss from operations of discontinued operations	—	(820)	—	(1,942)
Income tax benefit	—	343	—	732

Loss from discontinued operations, net of tax	—	(477)	—	(1,210)

Net income	$1,570	$3,174	$4,531	$8,463

Net income per share from continuing operations:
Basic	$0.11	$0.25	$0.31	$0.66

Diluted	$0.11	$0.25	$0.31	$0.66

Net income per share including discontinued operations:
Basic	$0.11	$0.22	$0.31	$0.58

Diluted	$0.11	$0.22	$0.31	$0.58

Dividends declared per common share	$0.25	$0.36	$0.75	$1.08

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,270	$17,425
Investments	17,995	28,168
Trade accounts receivable, less allowance for doubtful accounts of $4 and $250, respectively	47,870	40,612
Income tax receivable	1,235	4,227
Prepaid expenses	2,054	2,958
Other current assets	76	203

Total current assets	78,500	93,593
Property, plant and equipment, net	61,281	57,066
Long-term deferred tax assets	3,931	2,402
Note receivable	740	740
Deposits	232	113
Other assets	438	—

Total assets	$145,122	$153,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,886	$4,744
Accrued liabilities:
Accrued payroll	5,257	7,280
Accrued compensated absences	3,986	3,522
Accrued health insurance	112	462
Other accrued liabilities	300	806
Current portion of long-term debt	2,621	2,551
Short-term deferred income tax liabilities	1,092	1,108
Grant advances	1,184	1,150
Other current liabilities	297	—

Total current liabilities	19,735	21,623
Long-term debt, less current portion	1,141	3,099
Long-term deferred rent	1,554	247
Other liabilities	955	781

Total liabilities	23,385	25,750

Stockholders’ equity:
Common stock	147	146
Additional paid-in capital	61,627	60,139
Accumulated other comprehensive income	1,945	1,776
Retained earnings	58,018	66,103

Total stockholders’ equity	121,737	128,164

Total liabilities and stockholders’ equity	$145,122	$153,914

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities
Net income	$4,531	$8,463
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,468	9,744
Non-cash compensation cost	242	—
Deferred income taxes	(1,528)	(943)
Realized (gain) loss on investments	(36)	711
Gain on sale of assets	(98)	(857)
Changes in operating assets and liabilities:
Sales of trading securities, net	—	2,940
Trade accounts receivable, net	(7,258)	12,371
Prepaid expenses and other assets	348	416
Accounts payable	143	(3,114)
Income taxes receivable, net	2,992	10,794
Accrued and other liabilities	(604)	(486)

Net cash provided by operating activities	11,200	40,039

Investing Activities
Purchases of investments available for sale	(200,355)	(633,045)
Proceeds from disposition of investments available for sale	210,604	617,405
Purchases of property, plant and equipment	(16,116)	(7,315)
Proceeds from disposition of property, plant and equipment	343	1,292

Net cash used in investing activities	(5,524)	(21,663)

Financing Activities
Proceeds from stock option exercises	1,112	295
Principal payments on borrowings	(1,888)	(3,950)
Dividend payments	(12,616)	(16,676)
Proceeds from borrowings	—	880

Net cash used in financing activities	(13,392)	(19,451)
Effect of exchange rate changes on cash	(439)	451

Net decrease in cash and cash equivalents	(8,155)	(624)
Cash and cash equivalents at beginning of period	17,425	14,609

Cash and cash equivalents at end of period	$9,270	$13,985

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$130	$198
Income taxes paid	$2,389	$3,510
Change in unrealized gain on investments available for sale, net of tax	$25	$(575)
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data, unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited financial statements reflect all estimates and adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation of the condensed consolidated balance sheets as of September 30, 2006, and December 31, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006, and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006, and 2005. Operating results during the three and nine months ended September 30, 2006, are not necessarily indicative of operating results that may be expected during any other interim period of 2006 or the year ending December 31, 2006.
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
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated using prevailing foreign currency exchange rates as of September 30, 2006, for all assets and liabilities of our foreign operations. Revenues and expenses incurred in foreign currencies are translated at the weighted-average exchange rate during the reporting period.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, we will be required to adopt FIN 48 in the first quarter of 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, the adoption of FIN 48 will have on our consolidated financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating FAS No. 157 and have not yet determined the impact, if any, that adoption of FAS No. 157 will have on our consolidated financial position or results of operations.
In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purpose of determining if the current year financial statements are materially misstated. In the year of initial adoption, SAB No. 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary correcting adjustments that are material under the dual method to the carrying values of assets or liabilities as of the beginning of that year, with an offsetting adjustment recorded in retained earnings. SAB No. 108 is effective no later than the first fiscal year ending after November 15, 2006. We are currently evaluating SAB No. 108 and have not yet determined the impact, if any, that adoption of SAB No. 108 will have on our consolidated financial position or results of operations.

2. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net income available to common shareholders from continuing operations	$1,570	$3,651	$4,531	$9,673
Loss from discontinued operations	—	(477)	—	(1,210)

Net income	$1,570	$3,174	$4,531	$8,463

Weighted average shares of common stock	14,696	14,631	14,674	14,628
Dilutive effect of stock options	—	42	41	48

Common stock and common stock equivalents	14,696	14,673	14,715	14,676

Basic net income (loss) per share:
Continuing operations	$0.11	$0.25	$0.31	$0.66
Discontinued operations	—	(0.03)	—	(0.08)

Net income per basic share	$0.11	$0.22	$0.31	$0.58

Diluted net income (loss) per share:
Continuing operations	$0.11	$0.25	$0.31	$0.66
Discontinued operations	—	(0.03)	—	(0.08)

Net income per diluted share	$0.11	$0.22	$0.31	$0.58

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling 760,640 and 291,635 shares in the three and nine months ended September 30, 2006, respectively, and 727,280 and 555,138 shares in the three and nine months ended September 30, 2005, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
3. Investments
As of September 30, 2006, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial paper	$13,980	$—	$—	$15	$13,995
Corporate debt securities	4,013	—	(15)	2	4,000
Equity securities	(71)	97	(26)	—	—

Total	$17,922	$97	$(41)	$17	$17,995

As of December 31, 2005, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial paper	$18,449	$—	$—	$13	$18,462
Corporate debt securities	7,995	7	—	—	8,002
Equity securities	1,681	45	(22)	—	1,704

Total	$28,125	$52	$(22)	$13	$28,168

As of September 30, 2006, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

		Estimated
Corporate debt securities maturing within:	Basis	Fair Value
One year or less	$4,013	$4,000
Two to five years	—	—
More than five years	—	—

	$4,013	$4,000
Commercial paper	13,980	13,995
Equity securities	(71)	—

Total	$17,922	$17,995

As of September 30, 2006, equity securities consisted of an exchange-traded fund and a position in a publicly-traded equity security, as well as short positions against both of these securities. As of December 31, 2005, equity securities consisted of exchange-traded funds, mutual funds and publicly-traded equity securities. Corporate debt securities at September 30, 2006, consisted of variable-rate preferred debt securities. Corporate debt securities at December 31, 2005, consisted of corporate bonds and variable-rate preferred debt securities. We had no investments at September 30, 2006, and December 31, 2005, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period. We were not invested in any trading securities as of September 30, 2006, or December 31, 2005.
From time to time, we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. These options are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate these options as hedging instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Options have been an immaterial part of our overall investment portfolio and we expect them to continue to be an immaterial part of our overall risk management approach in the future. We were not invested in any options as of September 30, 2006, or December 31, 2005.
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

Revenue concentration by principal client was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cingular Wireless, LLC (formerly AT&T Wireless Services, Inc.)	41.2%	51.7%	44.2%	54.3%
T-Mobile, a subsidiary of Deutsche Telekom	20.3%	25.9%	21.1%	23.6%
During the three and nine months ended September 30, 2005, revenue from AT&T Corp. accounted for 10.9% and 11.4%, respectively, of our total revenue from continuing operations. For the three and nine months ended September 30, 2006, AT&T Corp. accounted for less than 10% of our total revenue.
Our agreement with Cingular Wireless, LLC expires in December 2006. We are currently in negotiations with Cingular to extend or renew this contract, but do not have a new signed agreement as of the date of this filing. Our contract with T-Mobile automatically renewed in September 2006 and the contract will expire in August 2007. There are no volume or revenue guarantees associated with either of these contracts.
The loss of a principal client, such as Cingular, and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2006.
5. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$1,570	$3,174	$4,531	$8,463
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(47)	473	224	361
Change in fair value of derivative instruments, net of tax	(106)	743	(80)	743
Change in unrealized gain (loss) on available for sale securities, net of tax	(1)	46	25	(575)

Comprehensive income	$1,416	$4,436	$4,700	$8,992

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three months ended September 30, 2006, these hedging commitments generated a gross unrealized loss of $169. During the nine months ended September 30, 2006, these hedging commitments generated a gross unrealized loss of $127, resulting in an unrealized gain position of $47, net of tax. During the three and nine months ended September 30, 2005, these hedging commitments resulted in a gross unrealized gain of $1,062. These unrealized gains and losses have been recorded in other comprehensive income. These hedging commitments also resulted in $124 and $747 of realized gains during the three and nine months ended September 30, 2006, respectively, and $318 of realized gains during the three and nine months ended September 30, 2005. These realized gains were recognized in our consolidated statements of income during each respective period.

6. Discontinued Operations
On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we sold all of the inventory, prepaid assets, property, plant and equipment of our Supply Chain Management Services platform to a third party for $5,750. We received approximately $4,700 in cash after certain adjustments at closing, in addition to a 5-year, unsecured $740 note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the purchaser must pay us interest plus set principal amounts, per the terms of the note, with the entire balance due on or before December 16, 2010. The results of operations of our Supply Chain Management Services platform have been classified as discontinued operations for all periods prior to its sale. During the three and nine months ended September 30, 2005, the Supply Chain Management Services platform generated revenue of $1,201 and $4,385, respectively. This platform generated a loss, net of tax benefit of $343, of $477 during the three months ended September 30, 2005, and a loss, net of tax benefit of $732, of $1,210 during the nine months ended September 30, 2005.
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
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1,025 in legal fees. As of November 1, 2006, we had incurred legal fees related to these suits of approximately 80% of our $1,025 deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
8. Income Taxes
Our effective tax rate from continuing operations for the nine months ended September 30, 2006, was 31.8%, down from 40.5% in the same period of 2005. Primary reasons for this change were:
•	During the first quarter of 2006, the settlement of an outstanding tax audit allowed us to release $410 of a reserve previously established for this audit. The release of this reserve caused basic and diluted earnings per share to be $0.03 higher during the nine months ended September 30, 2006. The release of this reserve had no effect on the three months ended September 30, 2006.

•	During the quarter ended September 30, 2005, we established a $600 tax-basis valuation allowance relating to capital loss carry-forwards that management does not believe will be offset by sufficient future capital gains before they expire. This event caused basic and diluted earnings per share to be $0.04 lower during the third quarter and nine months ended September 30, 2005.

9. Share-Based Compensation
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Director Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans during the three and nine months ended September 30, 2006, was $89 and $242, respectively, and is included in selling, general and administrative expense. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $28 and $77, respectively, for the three and nine month periods ended September 30, 2006.
The StarTek, Inc. Stock Option Plan was formed in 1997 and is designed to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “options”) to key employees, officers, directors (other than non-employee directors), consultants, other independent contractors and any named subsidiary designated in the plan as a participant. The option plan stipulates that up to 2,100,000 options may be granted to eligible participants and that each option is convertible to one share of StarTek, Inc. common stock. Options awards are made at the discretion of the Compensation Committee of the Board of Directors of StarTek, Inc. (the “Committee”), which is composed entirely of non-employee directors. Unless otherwise determined by the Committee, all options granted under the option plan vest 20% annually beginning on the first anniversary of the options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the options’ grant date; (ii) three months after termination of employment for any reason other than cause or death; or (iii) six months after the participant’s death; or (iv) immediately upon termination for cause. We have made exceptions to these vesting provisions for certain of our executive officers and employees, which were subject to approval by the Compensation Committee of the Board of Directors. These amended agreements have been filed with the Securities and Exchange Commission as Exhibits 10.4, 10.21 and 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2005 and as Exhibit 10.26 to our Form 8-K filed on June 16, 2006. Options granted under the option plan on and after June 12, 2006, vest as to 25% of the shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.74% - 5.05%	3.97% - 4.18%	4.74% - 5.11%	3.97% - 4.18%
Dividend yield	7.51% - 9.02%	9.63%	6.63% - 9.02%	6.11% - 9.63%
Expected volatility	42.02% - 55.00%	46.01% - 48.69%	42.02% - 55.00%	29.87% - 55.00%
Expected life in years	4.2	5	3.9	5

The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.
The following table details the effect on net income and earnings per share had compensation expense for the share-based compensation arrangements been recorded in the three and nine month periods ended September 30, 2005 based on the Black-Scholes method:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$3,174	$8,463
Share-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(828)	(1,242)

Pro forma net income	$2,346	$7,221

Basic earnings per share
As reported	$0.22	$0.58

Pro forma	$0.16	$0.49

Diluted earnings per share
As reported	$0.22	$0.58

Pro forma	$0.16	$0.49

A summary of option activity under the Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of January 1, 2006	981,490	$19.68
Granted	279,840	13.28
Exercised	(64,700)	17.19
Forfeited	(175,490)	18.06

Outstanding as of September 30, 2006	1,021,140	$18.36	8.1	$161

Exercisable as of September 30, 2006	429,050	$24.98	6.6	$21

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006, was $2.42 and $2.94, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2005, was $2.93, and $2.89, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006, was $353. There were no options exercised during the three months ended September 30, 2006. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005, was $1 and $221, respectively. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date.
As of September 30, 2006, there was $1,108 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the three and nine months ended September 30, 2006, was $109 and $110, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2005, was $74 and $1,433, respectively.

Prior to our adoption of FAS No. 123(R), we accelerated 143,860 employee stock options, all with exercise prices of $21.80 or above, such that they immediately vested as of December 30, 2005. The purpose of this action was to eliminate future compensation expense that we would otherwise have recognized upon implementation of FAS No. 123(R). The weighted-average exercise price of the options that were accelerated was $28.92. Because the options prior to the acceleration had intrinsic values that were more than the intrinsic value of the options after acceleration, no compensation expense related to the acceleration was recognized in our Consolidated Statements of Income for the year ended December 31, 2005. All terms of options with an exercise price of less than $21.80 remained unchanged.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in the communications industry, consolidation in the communications industry, risks relating to fluctuations in the value of our investment securities portfolio, inability to effectively manage capacity, highly competitive markets, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, lack of success of our clients’ products or services, considerable pricing pressure, risks associated with advanced technologies, inability to effectively manage growth, dependence on and requirement to recruit qualified employees, including additional sales personnel, and key management personnel, potential future declines in revenue, lack of a significant international presence, and foreign exchange risks and other risks relating to conducting business in Canada. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries. All financial information in this report is presented in U.S. dollars.
Executive Overview
We are a leading provider of business process optimization services for outsourced customer interactions. StarTek has provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points — web, voice, email, fax, and video. Headquartered in Denver, Colorado, we have 19 operational call center facilities across North America which service our business process management services platform. We also derive an immaterial amount of revenue from our Domain.com business, which manages or leases websites to third parties.
Through our business process management services platform, we provide provisioning management, complex order management, work flow management, customer care, receivables management, wireless telephone activations, high-end technical support and wireline telephone number portability services. Substantially all of our customer interactions related to business process management services are initiated by our clients’ customers. We derive our revenue through contractual relationships with our clients, wherein we recognize revenue based on the billable hours or minutes of each call center agent or on a rate per transaction basis. These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract. More than 95% of our revenue comes from clients in the communications industry.

Our business faces considerable pressures related to pricing and diversification. It is for this reason that we seek to continuously expand our service offerings in response to the growing needs of our clients and to capitalize on market opportunities. The principal elements of our growth strategy are to:
•	Use our expertise in complex process management to address potential outsourcing opportunities

•	Strengthen strategic partnerships and long-term relationships with existing clients

•	Expand our client base in new and existing vertical markets

•	Maintain a disciplined approach to expansion and

•	Explore international opportunities.
We intend to capitalize on a growing trend toward outsourcing by focusing on potential clients in industries such as financial services, communications and health care, which we believe could benefit from our expertise in developing and delivering integrated, cost-effective outsourced services.
Financial results for the three and nine month periods ended September 30, 2006, were affected by the ramp of three new call centers that were placed into service during the first half of the year in response to new client business. Revenue increased 14.8% and 12.8% during the three and nine month periods ended September 30, 2006, when compared to the same periods in 2005. This revenue growth was driven by revenue from clients new to StarTek since the first half of 2005. Gross margin declined year over year for both the three and nine-month periods ended September 30, 2006, primarily as a result of costs to open and ramp the three new centers, increased attrition rates, the strengthening of the Canadian dollar versus the U.S. dollar, wage pressures and increased training costs with our largest client. Selling, general and administrative expenses as a percentage of revenue declined year over year for both the third quarter and year to date, reflecting the outcome of cost-savings initiatives implemented in 2005. Net income from continuing operations declined $2.1 million and $5.1 million during the three and nine months ended September 30, 2006, respectively.
Our cash and cash equivalents and investments declined $18.3 million from December 31, 2005, to $27.3 million as of September 30, 2006. The majority of this decrease was the result of investments in the build-out of our three new call centers. Capital expenditures during the nine months ended September 30, 2006, totaled $16.1 million. The decline in cash and cash equivalents and investments drove a $13.2 million decline in working capital, from $72.0 million as of December 31, 2005, to $58.8 million as of September 30, 2006.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Revenue	$61,865	100.0%	$53,877	100.0%	$178,495	100.0%	$158,206	100.0%
Cost of services	52,104	84.2%	41,353	76.8%	150,758	84.5%	121,645	76.9%

Gross profit	9,761	15.8%	12,524	23.2%	27,737	15.5%	36,561	23.1%
Selling, general and administrative expenses	7,533	12.2%	7,190	13.3%	22,495	12.6%	21,402	13.5%

Operating profit	2,228	3.6%	5,334	9.9%	5,242	2.9%	15,159	9.6%
Net interest and other income	337	0.5%	1,060	2.0%	1,403	0.8%	1,098	0.7%

Income from continuing operations before income taxes	2,565	4.1%	6,394	11.9%	6,645	3.7%	16,257	10.3%
Income tax expense	995	1.6%	2,743	5.1%	2,114	1.2%	6,584	4.2%

Income from continuing operations	1,570	2.5%	3,651	6.8%	4,531	2.5%	9,673	6.1%
Loss on discontinued operations	—	—	(477)	N/M	—	—	(1,210)	N/M

Net income	$1,570	2.5%	$3,174	5.9%	$4,531	2.5%	$8,463	5.3%

N/M = Not meaningful.
Revenue. Third quarter 2006 revenue of $61.9 million reflected an increase of 14.8% over the same period in the prior year. New clients launched during the previous 12 months provided us with $12.2 million in incremental revenue during the third quarter of 2006. Total revenue from these new clients increased 39% over the previous quarter. Partially offsetting these revenue increases were declines in volume from StarTek’s two largest clients, driven by fewer agents in production during the third quarter as a result of fewer operating hours, increased agents in training and attrition. Although agents generate revenue while they are in training, they do so at a lower billing rate than they would generate in production.

Revenue for the first nine months of 2006 was $178.5 million and reflected an increase of $20.3 million, or 12.8%, over the same period in 2005. Clients new to StarTek since the second half of 2005 drove this increase, contributing an incremental $28.2 million of revenue during the first nine months of 2006 compared to the same period in 2005. Partially offsetting this increase was a decline in revenue and volume from our largest client and the impact of lost revenues from a former utility client. The decline in revenue from our largest client was due to decreased production volume combined with having more agents in training in response to changes in this client’s service demand.
Cost of Services and Gross Profit. Cost of services increased $10.8 million, or 26.0%, during the third quarter of 2006 when compared to the third quarter of 2005. Gross margin during the third quarter of 2006 declined to 15.8% from 23.2% during the third quarter of 2005. The decline was primarily attributable to higher fixed carrying costs as a percentage of revenue associated with three new call centers, increased competition for labor in certain of our call center locations and some seasonality in the labor pool from which we draw. Gross margin for the quarter was also affected by a $0.9 million foreign exchange impact of a strengthening Canadian dollar versus the U.S. dollar. Sequentially, gross margin increased from 13.8% in the second quarter of 2006 to 15.8% in the third quarter of 2006, reflecting progress in the ramp process for our three new call centers placed into service during the first half of 2006.
Year to date, cost of services increased $29.1 million, or 23.9%, in 2006 when compared to the same period in 2005. Gross margin declined to 15.5% during the first nine months of 2006 from 23.1% during the same period in 2005. This decline was driven by costs to open three new call centers, including additional fixed costs to operate these facilities, a strengthening Canadian dollar versus the U.S. dollar, higher agent turnover and wage pressure in some markets in which we operate. Gross margin was also affected by declining margins from our largest client as this client had more agents in training as it experienced changes in its service demand.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2006 increased 4.8% over the third quarter of 2005 as a result of incremental expenses needed to support three new facilities opened during 2006. However, as a percentage of revenue, selling, general and administrative expenses declined from 13.3% in the third quarter of 2005 to 12.2% during the same quarter of 2006, due in part to lower costs resulting from cost savings initiatives implemented during 2005.
For the nine months ended September 30, 2006, selling, general, and administrative expense increased $1.1 million, or 5.1%, to $22.5 million compared to the same period of the prior year. This change was driven by increases in costs associated with the support and opening of three new call centers, increased legal fees and FAS No. 123(R) expense. Lowered costs resulting from cost-savings initiatives implemented during 2005 partially offset this increase. As a percentage of revenue, selling, general and administrative expenses declined from 13.5% during the first nine months of 2005 to 12.6% during the same period of 2006.
Operating Profit. During the third quarter of 2006, operating profit declined $3.1 million from the third quarter of 2005 to $2.2 million. Operating profit declined from $15.2 million to $5.2 million from the first nine months of 2005 to the same period of 2006, respectively. These declines were driven by decreases in gross margin during the first half of 2006, as discussed previously.
Net Interest and Other Income. Net interest and other income during the third quarter of 2006 was $0.3 million, representing a decline of $0.7 million when compared to the third quarter of 2005. This decline was attributable to a $0.8 million gain in the third quarter of 2005 resulting from the sale of a facility located in Greeley, Colorado. Our business generated $0.3 million more net interest and other income during the nine months ended September 30, 2006, than during the same period of 2005. This increase was driven by investment losses incurred during 2005 as we repositioned our investment portfolio to conform to our current investment policy.
Income Tax Expense. Income tax expense declined $1.7 million and $4.5 million during the three and nine months ended September 30, 2006, respectively, compared to the same periods in the previous year. This decrease was driven by lower income before income taxes. During the nine months ended September 30, 2006, the effective tax rate was 31.8%, a decline from the same period in 2005 when the effective tax rate was 40.5%. The change in our effective tax rate year over year was partially the result of a $0.4 million reserve reversal related to the favorable settlement of an outstanding tax audit recognized during the first quarter of 2006. The release of this reserve had the effect of decreasing our 2006 year-to-date tax rate. Additionally, in the third quarter of 2005, we created a $0.6 million tax-basis valuation allowance related to capital loss carry-forwards that management does not believe will be offset by sufficient future capital gains before they expire. The creation of this 2005 allowance had the effect of increasing our year-to-date 2005 effective tax rate. Please see Item 1, Financial Information, Note 8, “Income Taxes” for further discussion of the impact of the release of this reserve on our income tax expense during the quarter.

Discontinued Operations. On December 16, 2005, we sold our Supply Chain Management Services platform. Consequently, the results of operations of our Supply Chain Management Services platform have been classified as discontinued operations during the three and nine months ended September 30, 2005. During the three months ended September 30, 2005, discontinued operations generated a loss of $0.8 million, with a related income tax benefit of $0.3 million, netting to a loss of $0.5 million. During the nine months ended September 30, 2005, discontinued operations generated a loss of $1.9 million and related income tax benefit of $0.7 million, for a net impact to earnings of $1.2 million. Please see Item 1, Financial Information, Note 6, “Discontinued Operations” for further discussion of the sale.
Net Income. Net income decreased $1.6 million to $1.6 million during the quarter ended September 30, 2006. Year to date, net income decreased from $8.5 million in 2005 to $4.5 million in 2006. The decrease in net income was driven by lower margins and partially offset by improvements in income tax expense and net interest and other income, as described previously in more detail.
Liquidity and Capital Resources
As of September 30, 2006, we had working capital of $58.8 million, which represented a decline of $13.2 million from December 31, 2005. This decline was driven by a decline of $18.3 million in cash and cash equivalents and investments during the first nine months of 2006. This was primarily caused by capital expenditures made during the build-out of our three new call centers opened in 2006. Cash generated from operating activities was $11.2 million during the nine months ended September 30, 2006.
We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash relate to capital expenditures to upgrade our existing information technologies, the payment of dividends, and investments in our facilities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments on existing debt. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Net Cash Provided by Operating Activities. Net cash provided by operating activities declined $28.8 million during the nine months ended September 30, 2006, compared to the same period in 2005. This decline was largely attributable to a $7.3 million increase in accounts receivable in the first nine months of 2006 compared to a $12.4 million decrease during the first nine months of 2005. Both of these changes were largely the result of the timing of payments by a large client. In 2006, accounts receivable was also higher due to a larger revenue base in the first nine months of 2006 compared to the same period of 2005 resulting from the addition of multiple new clients since the first half of 2005. Also contributing to the decline in net cash provided by operating activities was a decline in cash provided by changes in income taxes receivable, net income and the sale of trading securities. During the nine months ended September 30, 2005, declines in income taxes receivable, net were driven by an $8.0 million tax refund resulting from an overpayment of estimated tax liability as of December 31, 2004. Also, during the first nine months of 2005, we were in the process of repositioning our investment portfolio to conform to a new investment policy implemented in 2004. As a result, we sold $2.9 million in trading securities in 2005, versus 2006 when we no longer hold any trading securities in our investment portfolio. A decline in net income also contributed to the decline in cash provided by operating activities. These declines were partially offset by timing of payments in our accounts payable balance year over year.
Net Cash Used in Investing Activities. Net cash used in investing activities declined $16.1 million to $5.5 million during the nine months ended September 30, 2006, compared to the same period in 2005. While capital expenditures increased $8.8 million year-over-year due to the build-out of our new call center facilities in Ontario, Canada and Virginia, this was offset by changes in investment activity in 2006 versus 2005. In 2006, we sold a large portion of our equity securities, the proceeds of which were used to help fund the build-out and subsequent ramp of three new call centers that were placed into service during the first two quarters of 2006. During the first nine months of 2005, we were in the process of implementing a more conservative investing approach and therefore were transitioning the holdings in our portfolio under the transition provisions of this new policy. This, combined with the fact that we were investing more of our cash during 2005, led to higher net investment purchases in 2005 and therefore a higher cash usage with respect to investing.

During the first nine months of 2006, we used a significant amount of our capital expenditures for capacity expansion, and plan to use our capital expenditures for the balance of the year for continued information technology infrastructure improvements, development of new service offerings, and finishing our capacity expansion projects. We may use our capital expenditures towards further capacity expansion as it is needed. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our clients based on our continual assessment of capacity needs. We believe our existing facilities, including our newly re-opened facility in Laramie, Wyoming, are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.
Net Cash Used in Financing Activities. Net cash used in financing activities declined $6.1 million during the first nine months of 2006, when compared with the same period in 2005. This decline was driven by lower dividend payments and lower principal payments on borrowings. During the nine months ended September 30, 2006, we declared dividends of $0.75 per share, a decrease of $0.33 per share compared to the comparable dividend payments during the nine months ended September 30, 2005. In 2005, we had higher debt principal repayments due to repayments of amounts outstanding on our line of credit at the end of 2004.
Outstanding Debt. In February 2004, we entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10.0 million. The loan bears interest at a rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224 thousand. The loan is secured by certain furniture, telephone and computer equipment. As of September 30, 2006, we had $3.7 million outstanding under this loan.
We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. Under our current agreement, the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 7.25% as of September 30, 2006. Under this line of credit, we must generate net profit after tax of at least $1 on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to hold a tangible net worth of $94.3 million at September 30, 2006, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of September 30, 2006, and we were in compliance with all of our debt covenants related to this facility.
Dividend Information. We paid a cash dividend of $0.25 per share, aggregating approximately $3.7 million, on August 24, 2006. We also declared a dividend of $0.25 per share, aggregating to approximately $3.7 million, on November 1, 2006, payable on November 27, 2006, to our stockholders of record as of November 15, 2006. The payment of any future dividends will be at the discretion of our board of directors and will depend on, among other things, availability of funds, future earnings, cash flow, capital requirements, contractual restrictions, our general financial condition and business conditions.

Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no significant off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debts or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of September 30, 2006 (in thousands):

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$2,621	$1,141	$—	$—	$3,762
Operating leases (2)	4,102	6,929	4,972	2,319	18,322
Purchase obligations (3)	6,333	3,525	—	—	9,858

Total contractual obligations	$13,056	$11,595	$4,972	$2,319	$31,942

(1)	Long-term debt consists of our $10.0 million, 3.65% fixed rate equipment loan, as discussed previously, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
Other Factors Impacting Liquidity. Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed at Item 1, Financial Information, Note 4, “Principal Clients.” To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2006.
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
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition, with the exception of wage pressure. We currently face wage pressures in some of the communities in which we operate due to factors including, but not limited to, growth and low unemployment in these communities. These pressures have contributed to our current higher employee turnover rates and blanket wage increases at some of our sites, which contributes to a declination of our gross margins. While we consider these wage pressures to be present only in certain communities in which we operate, these pressures could become more widespread and could indirectly have a material adverse effect on our results of operations. Please also see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Adoption of FAS No. 123(R)
In January 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”), applying the modified prospective method. FAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the period during which the employees are required to provide services in exchange for the equity instruments. Pro forma disclosure is no longer an alternative. Prior to January 1, 2006, we accounted for share-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. We recorded $89 thousand and $242 thousand in share-based compensation during the three and nine months ended September 30, 2006. We expect that share-based compensation expense for 2006 will be approximately $320 thousand based on current outstanding awards and assumptions applied. However any significant awards granted during the remainder of 2006, required changes in estimated forfeiture rates, significant changes in the market price of our common stock, or any other change in the assumptions used to value these options may impact this estimate. See Item 1, Financial Statements, Note 9, “Share-Based Compensation” for further information.
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
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At September 30, 2006, we had $9.3 million in cash and cash equivalents. Approximately $2.9 million of this cash was invested in various money market funds and overnight investments at a combined weighted average interest rate of approximately 3.9%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost. We paid a cash dividend to stockholders of $0.25 per share, aggregating $3.7 million, in August 2006. We also declared a dividend of $0.25 per share, aggregating to approximately $3.7 million, on November 1, 2006, payable on November 27, 2006, to our stockholders of record as of November 15, 2006.

Outstanding Debt. We currently have two debt facilities available for use: a $10.0 million secured equipment loan and a $10.0 million unsecured revolving line of credit. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of September 30, 2006, we had $3.7 million outstanding under this loan.
From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. As of September 30, 2006, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 7.25% as of September 30, 2006, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future.
As of September 30, 2006, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005.
Investments Available for Sale. At September 30, 2006, we had investments available for sale which, in the aggregate, had a cost basis of $17.9 million and a fair market value of $18.0 million. At September 30, 2006, investments available for sale generally consisted of commercial paper, exchange-traded funds, publicly-traded equity securities, and short positions on an exchange-traded fund and a publicly-traded equity security. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
Late in 2004, we instituted a more conservative investment approach, which required us to make changes to our investment portfolio throughout the early months of 2005. We amended our investment policy in October of 2006 to further clarify our investment approach as well as the specific duties of those managing our cash and investments. Our investments typically consist of shorter-term available for sale investments and as a result, we purchase and sell investments held in our portfolio with substantially higher frequency than we have in the years prior to 2005.
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

The table below provides information as of September 30, 2006, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Commercial Paper	5.32%	$13,980	—	—	—	—	—	$13,980	$13,995
Corporate debt securities	4.95%	4,013	—	—	—	—	—	4,013	4,000

Total		$17,993	$—	$—	$—	$—	$—	$17,993	$17,995

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
Approximately 41.9% of our expenses in the third quarter of 2006 were paid in Canadian dollars. A portion of our U.S. and Canadian operations generate revenues denominated in U.S. dollars. During the third quarter of 2006, we purchased $20.8 million of Canadian dollars for $18.5 million U.S. under Canadian dollar forward contracts with Wells Fargo Bank in order to hedge our foreign currency risk with respect to these costs. During the third quarter of 2006, we recorded a gain of approximately $124 thousand related to these forward contracts. As of September 30, 2006, we had $76 thousand in derivative assets associated with foreign exchange contracts. As of September 30, 2006, we had contracted to purchase $3.5 million of Canadian dollars to be delivered periodically through December 2006 at a purchase price which is no more than $3.1 million and no less than $2.9 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of November 1, 2006, we had incurred legal fees related to this suit of approximately 80% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K, except for the addition of the following risk factor:
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

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006. However, certain matters were submitted to a vote during our second quarter. A summary of the results of this vote is included in our Form 10-Q for the quarter ended June 30, 2006.
Item 6. Exhibits

Exhibit No.	Description
10.27	Compensation for Chairman of the Board (incorporated by reference to Item 1.01 of Form 8-K filed with the Securities and Exchange Commission on August 4, 2006, File No. 1-12793).
31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ STEVEN D. BUTLER Steven D. Butler	President and Chief Executive Officer (Principal Executive Officer)	Date: November 9, 2006

/s/ RODD E. GRANGER Rodd E. Granger	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	Date: November 9, 2006

Exhibit Index

Exhibit No.	Description
10.27	Compensation for Chairman of the Board (incorporated by reference to Item 1.01 of Form 8-K filed with the Securities and Exchange Commission on August 4, 2006, File No. 1-12793).
31.1	Certification of Steven D. Butler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rodd E. Granger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).