Form 10-K
period 2006-12-31
STARTEK INC
filed 2007-03-15
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 1, 2007, 14,725,791 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2006, was $119.0 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2007 annual meeting of stockholders. With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

Forward-Looking Statements
All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in the communications industry, consolidation in the communications industry, trend of communications companies to out-source non-core services, management turnover, dependence on and requirement to recruit qualified employees, labor costs, need to add key management personnel and specialized sales personnel, considerable pricing pressure, capacity utilization of our facilities, collection of note receivable from sale of Supply Chain Management Services platform, inability to utilize current capital loss carry-forwards, defense and outcome of pending class action lawsuit, lack of success of our clients’ products or services, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, inability to effectively manage growth, risks associated with advanced technologies, highly competitive markets, foreign exchange risks and other risks relating to conducting business in Canada, lack of a significant international presence, potentially significant influence on corporate actions by our largest stockholder, volatility of our stock price, geopolitical military conditions, interruption to our business, increasing costs of or interruptions in telephone and data services, compliance with SEC rules, fluctuations in the value of our investment securities portfolio, and variability of quarterly operating results. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing elsewhere in this Form 10-K.
Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries. Financial information in this report is presented in U.S. dollars.
Item 1. Business
Business Overview
StarTek is a leading provider of high value business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our robust solutions leverage industry knowledge, best business practices, highly skilled agents, proven operational excellence and flexible technology. The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 19 operational facilities in the US and Canada.
Our business is providing high-end Customer Service Offerings through the effective deployment of People and Technology.
Customer Service Offerings — We provide our clients with an outsourced customer care service offering so that they can focus on their core business and preserve capital. Our service offering includes customer care, sales support, complex order processing, accounts receivable management and other industry-specific processes. We are well positioned to help our clients implement the convergence of product lines, including wireline, wireless, cable and broadband. Under each service offering, we deliver a transparent extension of our clients’ brands.
Customer Care. We provide customer care management throughout the life cycle of our clients’ customers. These programs include management of customer acquisition, service activation, renewals, account inquiries, complaint resolutions, product information and billing support. These services are aimed at seamlessly managing the relationships between our clients and their customers in a manner that cultivates customer retention and loyalty.
Sales Support. Through our sales support service we seek to increase the revenue generation of our clients through cross-selling and up-selling our clients’ products to their customers. We have the capability to increase customer purchasing levels, implement product promotion programs, introduce our clients’ customers to new products, secure and process additional customer orders and handle inquiries related to product shipments and billing.

Complex Order Processing. Our complex order processing services provide our clients with large scale project management and direct relationship management for our clients’ large enterprise customers. This service includes order management and technical sales support for high-end communications services, such as wireline, wireless, data and customer premise equipment. In addition, we also process order fallout from our clients’ automated systems, complete billing review and revenue recovery, and perform quality assurance. Our services enable a client to provide large scale project management and customer relations services to their customers in a more efficient and cost-effective way.
Accounts Receivable Management. We provide billing, credit card support and first party collections through our receivables management services. These services allow our clients to reduce the risk of non-payment by automatically transferring the calls made by delinquent customers to us, at which point our representatives encourage the customers to pay their bill in order to continue their service. Customers may bring their bill current though credit or debit card payments, electronic checks or money orders. This service allows us to help our clients reduce their day’s sales outstanding and write-offs for bad debt.
Technical Support. Our technical support service offering provides our clients’ customers with high-end technical support services by telephone, e-mail, facsimile and the internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer’s purchase of a product or service, or by a customer’s need for ongoing technical assistance.
Other. We provide other industry-specific processes including technical support, number portability and directory management. We provide number portability services to facilitate the process when our clients’ customers wish to keep their phone number when changing service providers. Our number portability services, which include both automated and live agent interaction, facilitate pre-port validation, data collection, automatic processing of port-out/in requests, direct and automated interface with the service order activation platform, fallout management tool and port request tracking and archiving. We also provide 411 directory listing management services.
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
People — Our success is driven by our people, who we believe are industry trained experts in providing the communications industry with proven business practices and solutions to help our clients achieve their business goals. Many of the members of our management team, in addition to our trained customer service representatives, have backgrounds in the communications industry, thereby bringing a depth of experience to the table when seeking out the best solutions for our clients. We believe that this expertise in our human capital is what allows us to succeed in providing excellent account management and tailored solutions in serving the communications marketplace.
Technology — Our ability to deliver exceptional service to our clients is enhanced by our technology infrastructure. Through our technology, we are able to rapidly respond to ever-changing client demands in a tailored yet cost-effective and efficient manner. We are capable of handling large call volumes at each of our contact centers through our reliable and scalable contact center solutions. We staff our IT personnel such that we can support our infrastructure and still have the capability to design programs to meet the specific needs of our clients.
Over the past few years, we have made significant investments in our technological capabilities. Specifically, we have made investments in enhanced interactive voice response technology, information management reporting infrastructure and capabilities, enhanced systems security solutions and other contact center solutions.
Customer Trends
In collaborating with our clients, we have observed a few emerging trends in the communications industry. Our clients are increasingly focused on: (1) improving customer satisfaction and retention; (2) improving the customer experience through right-shoring; and (3) increasing sales per subscriber or user. StarTek provides some of the industry’s highest customer satisfaction as evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to other outsourced partners. Many of our clients have realized the value of cultural and language familiarity available from on-shore providers as a way to improve the customer experience particularly surrounding voice-enabled services. StarTek has demonstrated to our clients our success in increasing revenue per subscriber by incorporating up-sell and cross-sell methodologies during customer interactions.

Key Competitive Differentiators
Our belief is that our company is differentiated on the following levels: our industry expertise; our reputation for operational excellence; our flexible technology; and our people.
Our industry expertise. We have extensive expertise in servicing the communications industry as a result of our many long-term relationships servicing companies in this industry. Our service offerings are tailored to meet the business needs of our communications industry clients. In addition, many of our employees, particularly within management, have backgrounds in the communications industry.
Our reputation for operational excellence. We provide some of the industry’s highest customer satisfaction as evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to their internal contact centers as well as against competing outsourced partners. We strive to continually improve our operational performance and seek feedback from our clients.
Our flexible technology. Our ability to deliver exceptional service to our clients is enhanced by our technology infrastructure. Through our technology, we are able to rapidly respond to ever-changing client demands in a tailored, yet cost-effective, efficient and flexible manner.
Our people. Our business depends significantly on our ability to hire and retain the right individuals at both the customer service representative and managerial level. This has a direct effect on our operational results and our ability to deliver the high-quality service that our clients demand. Accordingly, we strive to create a culture that is focused on recognition and development of our employees by providing adequate training, managerial support, fair compensation, smart hiring practices and merit-based recognition programs.
Strategy
We seek to become a market leader in providing high-value services to clients in the communications industry. Our approach is to develop relationships with our clients that are partnering and collaborative in nature and create industry-based solutions to meet our clients’ business needs. To be a leader in the market, our strategy is to:
•	grow our existing client base by deepening and broadening our relationships,

•	add new clients in the communications segment and continue to diversify our client base,

•	improve the profitability of our business through operational improvements and securing higher margin business,

•	add new services to broaden our offering to the communications segment and

•	make prudent acquisitions to expand our business scale and service offerings.
History of the Business
We were founded in 1987. At that time, our business was centered on supply chain management services, which included packaging, fulfillment, marketing support and logistics services.
After our initial public offering on June 19, 1997, we began operating contact center services, which primarily focused on customer care and grew to include our current suite of offerings as described in the “Business Overview” section of this Form 10-K. We also expanded internationally through our StarTek Europe, Ltd. operating subsidiary. Through StarTek Europe, Ltd., we provided call center and supply chain management services from two facilities located in Hartlepool, England.
We sold our StarTek Europe, Ltd. operating subsidiary on September 30, 2004. On December 16, 2005, we sold our supply chain management services platform. Consequently, the results of operations of both StarTek Europe, Ltd. and our supply chain management services platform have been reported as discontinued operations for all periods presented in our financial information in this Form 10-K.
As of December 31, 2006, we provided business process outsourcing services, including customer care, sales support, complex order processing, accounts receivable management, technology support and other industry-specific processes through 19 operational facilities in the United States of America and Canada. We also generated a small amount of revenue from our Domain.com platform, as described previously.

On January 5, 2007, A. Laurence Jones was appointed as our new President, Chief Executive Officer and Interim Chief Financial Officer, succeeding Steven D. Butler. Effective December 29, 2006 our Chief Financial Officer resigned and we currently are conducting a search to fill the position. Effective January 30, 2007, we terminated approximately 300 employees at our Petersburg, Virginia facility as a result of a client’s reduction in volume. We plan to utilize this facility as a location for new business.
While generally our business is not seasonal, it does fluctuate quarterly based on our clients’ product offerings as well as their customer interaction volume. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risk Factors,” for a more complete description of the seasonality of our business.
Industry
According to IDC, a leading provider of industry research and market intelligence, it is currently estimated that worldwide spending on business process outsourcing services totaled approximately $384.5 billion in 2005 and is expected to grow to $618 billion by 2010. IDC also estimates that spending on business process outsourcing services from the Americas, which includes the United States, Canada and Latin America, will represent approximately 70% of this market through 2010. This IDC report, published in November 2006, also estimates that the U.S. customer management services market, which accounted for approximately 5.9% of the U.S. business process outsourcing services market in 2005, is expected to grow at a 12.5% compound annual growth rate to $24.6 billion in 2010.
Outsourcing of non-core activities, such as those we provide, offers companies the ability to focus on their core competencies, leverage economies of scale and control variable costs of the business while accessing new technology and trained expert personnel. As the business environment continues to evolve, it has become more difficult and expensive for some companies to maintain the necessary personnel and product capabilities in-house to provide business process services on a cost-effective basis. Accordingly, our anticipation is that outsourced customer care services will grow significantly in the coming years.
In general, we believe that industries having higher levels of customer contact and service volume, such as communications, tend to be more likely to seek outsourced services as a more efficient method for managing their technical support and customer care functions. Based on a 2006 IDC report, companies that outsource their customer management function seek value from the companies they outsource to by meeting customer quality expectations, offering a balanced geographical mix of services, and offering a suite of business process outsourced services including sales and marketing functionality. We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.
Competition
We believe that our competitive differentiators are our industry expertise, our reputation for operational excellence, our flexible technology and our people. We compete primarily with in-house process outsourcing operations of our current and potential clients. Such in-house operations include customer care, technical support, internet operations and e-commerce support. We also compete with a number of companies that provide similar services on an outsourced basis, including technical support and customer care companies such as APAC Customer Services, Inc.; ClientLogic; Convergys Corporation; NCO Group; PeopleSupport, Inc.; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc.; and West Corporation. We compete with the aforementioned companies for new business, for expansion of existing business, and within the companies we currently serve. Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer agents, number of product offerings, and market capitalization. We believe that while smaller than many of our competitors, we are able to compete because of our flexibility and ability to react quickly and efficiently to integrate client technology into our contact centers. We believe our success is contingent more on our quality of service than our overall size.
Clients
As mentioned previously, we seek to become the expert provider of outsourced customer care and related services for the communications industry as we believe that we possess expertise in servicing clients within that industry. Accordingly, more than 95% of our revenue is derived from customers within that industry. Our two largest customers, AT&T Inc. (formerly Cingular Wireless LLC and AT&T Corporation) and T-Mobile (a subsidiary of Deutsche Telekom), account for a significant percentage of our revenue. In 2006, AT&T Inc. accounted for 52.7% of our revenue and T-Mobile accounted for 21.2% of our revenue. In 2005, AT&T Inc. accounted for 63.6% and T-Mobile accounted for 23.9% of our revenue. In 2004, AT&T Inc. accounted for 63.5% and T-Mobile accounted for 28.0% of our revenue. While we believe that we have good relationships with these clients, a loss of one or more of these principal clients could adversely affect our business and our results of operations (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Risk Factors”).

Government and Environmental Regulation
We are subject to numerous federal, state, and local laws in the states and territories in which we operate, including tax, environmental and other laws that govern the way we conduct our business.
Employees and Training
Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly employees during peak periods is critical to our ability to provide high quality outsourced services. In the labor market, we compete not only with other contact centers, but with similar paying jobs within the communities in which we are located. During 2006, we experienced difficulties hiring and retaining agents as we faced economic pressures in and around certain of our site locations. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as “Risk Factors” for further discussion of risks surrounding our ability to recruit and retain personnel.
As of December 31, 2006, we employed approximately 8,300 employees. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2006.
Corporate Information
We were founded in 1987 and on June 19, 1997, we completed an initial public offering of our common stock. We conduct our business through our wholly owned operating subsidiaries, StarTek USA, Inc., StarTek Canada Services, Ltd., and Domain.com, Inc. We are a Delaware corporation headquartered in Denver, Colorado. Our principal executive offices are located at 44 Cook Street, 4th Floor, Denver, Colorado 80206. Our telephone number is (303) 262-4500. Our website address is www.startek.com.Our stock currently trades on the New York Stock Exchange under the ticker symbol SRT.
Web Site Availability of Reports
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our web site (www.startek.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make the charters for the Compensation Committee, Audit Committee and Governance and Nominating Committee of our Board of Directors, as well as our Corporate Governance Guidelines and our Code of Ethics and Business Conduct, available on the “Investor Relations” page of our corporate web site. Any of these materials are available in print upon request.
None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.
Item 1A. Risk Factors
See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Risk Factors” under Item 7 of this Form 10-K.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2006, we owned or leased the following facilities, containing in aggregate approximately 867,000 square feet, 844,000 of which was dedicated to operating facilities:

		Approximate
Properties	Year Opened	Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned (b)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring Texas	1999	30,000	Leased
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased
Denver, Colorado	2004	23,000	Leased (a)
Petersburg, Virginia	2005	39,600	Leased (c)
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Kingston, Ontario	2001	20,000	Leased
Cornwall, Ontario	2001	73,800	Leased
Regina, Saskatchewan	2003	62,000	Leased
Sarnia, Ontario	2003	37,200	Leased
Thunder Bay, Ontario	2006	33,000	Leased
Hawkesbury, Ontario	2006	41,000	Leased
(a) Company headquarters, which houses executive and administrative employees.
(b) Our Laramie facility ceased operations in February 2006 and reopened in October 2006.
(c) Our Petersburg facility began operations in January 2006 and ceased operations at the end of January 2007 due to a decrease in demand from one client.
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
Item 3. Legal Proceedings
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”), and under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions.

It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of March 1, 2007, we had incurred legal fees related to these suits of more than 90% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the three months ended December 31, 2006.
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table shows the high and low closing sales prices and dividends declared per share for our common stock on the New York Stock Exchange for the periods shown:

			Dividend
	High	Low	Per Share
2006
First Quarter	$24.50	$17.71	$0.36
Second Quarter	$24.47	$12.56	$0.25
Third Quarter	$14.83	$10.83	$0.25
Fourth Quarter	$15.46	$11.65	$0.25
2005
First Quarter	$28.50	$16.25	$0.42
Second Quarter	$17.00	$11.32	$0.36
Third Quarter	$17.10	$12.40	$0.36
Fourth Quarter	$18.35	$11.85	$0.36
We did not declare a dividend payable in the first quarter of 2007 and do not expect to pay dividends in the foreseeable future.

Holders of Common Stock
As of March 1, 2007, there were 57 stockholders of record and 14,725,791 shares of common stock outstanding. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.
Dividend Policy
On January 22, 2007, our board of directors announced it would not declare a quarterly dividend on our common stock in the first quarter of 2007, making the dividend paid in November 2006 the last quarterly dividend that will be paid in the foreseeable future. We plan to invest in growth initiatives in lieu of paying dividends. We had been paying quarterly dividends since August of 2003.
Stock Repurchase Program
Effective November 4, 2004, our board of directors authorized repurchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the board of directors, and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Any repurchases will be made in accordance with SEC rules. As of the date of this filing, no shares have been repurchased under this program.
Information about our equity compensation plan will be included in our definitive proxy statement to be delivered in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference. For further description of our equity compensation plans, see Note 11, “Stock Options,” to our Consolidated Financial Statements, which are included in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock over the past five years with the cumulative total return of the New York Stock Exchange Composite Index (“NYSE Composite”) and of the Russell 2000 Index (“Russell 2000”) over the same period. We do not believe stock price performance shown on the graph is necessarily indicative of future price performance.
The information set forth under the heading “Stock Performance Graph” is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K. Additionally, the following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included in Item 7 of this Form 10-K.

	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$237,612	$216,371	$221,906	$165,537	$122,155
Cost of services	201,424	167,223	164,363	114,291	83,599

Gross profit	36,188	49,148	57,543	51,246	38,556
Selling, general and administrative expenses	30,247	28,435	27,451	25,446	20,061

Operating profit	5,941	20,713	30,092	25,800	18,495
Net interest and other income	2,126	1,479	3,532	4,048	1,986
Loss on impaired investments	—	—	—	—	(6,210)

Income from continuing operations before income taxes	8,067	22,192	33,624	29,848	14,271
Income tax expense	2,303	8,177	12,747	11,125	5,280

Income from continuing operations	5,764	14,015	20,877	18,723	8,991
(Loss) gain on discontinued operations, net of tax*	—	(1,155)	99	3,475	6,175

Net income	$5,764	$12,860	$20,976	$22,198	$15,166

Net income per share from continuing operations:
Basic	$0.39	$0.96	$1.44	$1.31	$0.64
Diluted	$0.39	$0.95	$1.41	$1.28	$0.63
Net income per share including discontinued operations:
Basic	$0.39	$0.88	$1.45	$1.56	$1.07
Diluted	$0.39	$0.88	$1.42	$1.52	$1.05
Weighted average shares outstanding:
Basic	14,680	14,629	14,455	14,243	14,141
Diluted	14,714	14,681	14,780	14,623	14,385
Balance Sheet Data:
Total assets	$155,735	$153,914	$166,872	$153,607	$140,421
Total debt	$15,968	$5,650	$9,363	$104	$6,482
Total stockholders’ equity	$118,382	$128,164	$136,883	$133,000	$114,594
Other Selected Financial Data:
Capital expenditures, net of proceeds	$19,767	$9,379	$17,839	$23,736	$5,839
Depreciation and amortization	$16,758	$13,364	$12,546	$10,045	$9,220
Cash dividends declared per common share	$1.11	$1.50	$1.58	$0.73	$—
*  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations” and Note 4, “Discontinued Operations,” to our Consolidated Financial Statements, which is included at Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
StarTek is a leading provider of high value business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our robust solutions leverage industry knowledge, best business practices, highly skilled agents, proven operational excellence and flexible technology. The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 19 operational facilities in the US and Canada. Our business is providing high-end customer service offerings through the effective deployment of people and technology.
On December 16, 2005, we completed the sale of our supply chain management services platform to a third party. Prior to the sale, we provided packaging, fulfillment, marketing support and logistics services through this operational platform. We also provided business process outsourcing services from two facilities in Hartlepool, England through our operating subsidiary, StarTek Europe, Ltd., until September 30, 2004, when this subsidiary was sold to a third party. The results of operations of our supply chain management services platform and our StarTek Europe, Ltd. business have been reported as discontinued operations in all periods presented.
Our 2006 results of operations were largely affected by the opening and subsequent ramp of three new call centers during the first two quarters of the year. Capital expenditures related to these call centers were approximately $9.8 million during 2006, contributing to a decline in our cash and cash equivalents and investments balances from $45.6 million in 2005 to $39.4 million in 2006. In November 2006, we financed certain of our capital expenditures related to the build-out of these new sites with a secured U.S. dollar-denominated promissory note and a secured Canadian dollar-denominated equipment loan, thereby bringing our total debt outstanding, including current portion, to $16.0 million as of December 31, 2006. The ramp of these new call centers also affected our consolidated statement of operations for 2006 as we incurred higher fixed costs, affecting both gross and operating margins, to support the three new facilities. We also experienced increased attrition which resulted in a prolonged ramp period at these sites as we sought to hire large numbers of agents in a short period of time.
Revenue increased 9.8% in 2006 when compared with the previous year due to clients new to StarTek since the latter half of 2005, some of which were serviced by the new centers opened in 2006. However, we experienced significant staffing challenges in several of our sites, as a result of economic pressures and increased competition for labor in several of the locations in which we operate. This led to a decline in the amount of revenue and margins we were able to generate from our existing clients as we were unable to effectively leverage the fixed costs of certain facilities. Likewise, we experienced a decline in both revenue and gross margin as a result of having more agents in training due in part to increased agent attrition at our sites and changes in our clients’ service offerings. We were also affected by a strengthening Canadian dollar versus the U.S. dollar during the year. Net income declined from $12.9 million in 2005 to $5.8 million in 2006, primarily driven by these factors.
In January 2007, we terminated approximately 300 employees at our Petersburg, Virginia facility as a result of one of our clients’ reduction in call volume. We plan to utilize this facility as a location for new business.

Results of Operations
Due to the December 16, 2005, sale of our supply chain management services platform and the September 30, 2004, sale of StarTek Europe, Ltd., the results of operations related to these lines of business have been reported as discontinued operations for all periods presented.
The following table presents selected items from our Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Revenue	$237,612	100.0%	$216,371	100.0%	$221,906	100.0%
Cost of services	201,424	84.8%	167,223	77.3%	164,363	74.1%

Gross profit	36,188	15.2%	49,148	22.7%	57,543	25.9%
Selling, general and administrative expenses	30,247	12.7%	28,435	13.1%	27,451	12.4%

Operating profit	5,941	2.5%	20,713	9.6%	30,092	13.6%
Net interest and other income	2,126	0.9%	1,479	0.7%	3,532	1.6%

Income from continuing operations before income taxes	8,067	3.4%	22,192	10.3%	33,624	15.2%
Income tax expense	2,303	1.0%	8,177	3.8%	12,747	5.7%

Income from continuing operations	5,764	2.4%	14,015	6.5%	20,877	9.4%
(Loss) gain on discontinued operations	—	0.0%	(1,155)	-0.5%	99	0.0%

Net income	$5,764	2.4%	$12,860	5.9%	$20,976	9.5%

2006 Compared to 2005
Revenue.Revenue increased 9.8%, or $21.2 million, to $237.6 million in 2006 compared to 2005. This increase was driven by $36.7 million in revenue from clients new to StarTek since the latter half of 2005. Offsetting this increase was a 9.0% decline in revenue from our largest client as a result of fewer operating hours, increased agent attrition driven by local economic pressures at some of our sites and increased agents in training. Although agents generate revenue while they are in training, they do so at a lower billing rate than they would generate in production. The loss of revenues from a smaller client who ceased outsourcing to us in late 2005 as well as overall staffing issues in certain of our locations also offset increases in revenue from new clients. Revenue declined approximately $12.5 million due to our inability to fill seats due to economic pressures at several of our sites. We continue to implement programs at our sites aimed at better recruiting and training to help reduce overall attrition at these sites.
Cost of Services. Cost of services increased $34.2 million, or 20.5%, to $201.4 million during 2006 largely as a result of volume delivered by clients new to StarTek since the latter half of 2005 including volume derived from three new call center locations that became operational during the first two quarters of 2006. Gross margin declined from 22.7% in 2005 to 15.2% during 2006. This decline was the result of staffing challenges, revenue mix, and decreased ability to leverage fixed costs at our sites. We were also affected by a $3.9 million decline, net of hedges, in the value of the U.S. dollar versus the Canadian dollar. More specifically, gross margin generated from servicing our largest client drove much of the decline in gross profit due to lower revenue resulting from the aforementioned inability to fill seats due to economic pressures at several of our sites, which resulted in a decreased ability to leverage fixed costs. Additionally, gross margins earned from our largest client were affected by increased agents in training due to changes in the client’s service offerings, fewer operating hours and wage increases. Gross profit was also impacted by higher fixed costs as a percentage of revenue as we ramped three new call center facilities during the year.
Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses declined from 13.1% in 2005 to 12.7% in 2006. This decline was driven by changes in our fixed cost structure resulting from a 2005 program aimed at bringing our fixed costs more in line with our operations. However, selling, general and administrative expenses of $30.2 million during 2006 represented a dollar increase of $1.8 million when compared to the previous year. This increase was largely the result of increased costs to support three new call centers opened during 2006, increased legal fees, and stock-based compensation expense related to the implementation of FAS No. 123(R).

Operating Profit. 2006 operating profit declined from $20.7 million in 2005 to $5.9 million. Operating margin declined to 2.5% in 2006 from 9.6% in 2005. These declines were the result of declines in gross margin and increases in selling, general and administrative expenses, as discussed previously.
Net Interest and Other Income. Net interest and other income of $2.1 million in 2006 was $0.6 million higher than in 2005 due in part to higher year-over-year investment income. In addition, we recovered approximately $0.6 million in cash from our investment in Six Sigma, LLC, for which we had recognized impairment losses in 2001 and 2002. These year-over-year increases were partially offset by a gain of approximately $0.8 million from the sale of our Greeley East facility in 2005.
Income Tax Expense. Our effective income tax rate for 2006 was 28.5%, down from 36.8% in 2005. Accordingly, income tax expense declined by $5.9 million to $2.3 million in 2006. The change in our effective tax rate was partially the result of a $0.4 million reserve reversal related to the favorable settlement of an outstanding tax audit recognized during the first quarter of 2006. Additionally, as a result of the cash recovery on our investment in Six Sigma, as discussed previously, as well as capital gains in our investment portfolio during 2006, we were able to reverse $0.3 million of a capital loss valuation allowance. Both of these items had the effect of decreasing our 2006 effective tax rate.
Discontinued Operations. We completed the sale of our supply chain management service platform on December 16, 2005. Accordingly, the results of operations from this platform have been reported as discontinued operations for all periods presented. The sale of this platform had no effect on our 2006 consolidated statement of operations. In 2005, we realized a $0.3 million gain and associated tax expense of $0.1 million as a result of this sale. We also realized a loss from the platform’s results of operations of $2.2 million and a tax benefit of $0.8 million in 2005.
Net Income. Net income declined to $5.8 million in 2006 from $12.9 million in 2005. This decline was driven by lower operating margins and was partially offset by a lower income tax rate as well as higher net interest and other income, as discussed previously.
2005 Compared to 2004
Revenue. Revenue declined 2.5% to $216.4 million in 2005 compared to 2004. This decline was driven by changes in revenue mix from our second largest client, declining business from a utility client and year-over-year revenue decline from our largest client. Revenue mix from our second largest client resulted in a reduction in revenue as volume shifted away from higher-margin, higher-priced services, such as wire line number portability (WLNP), towards lower-price, lower-margin services. We generated lower revenue year-over-year from our largest client, despite having experienced higher volume and revenue during the first three quarters of 2005. This overall decline in revenue was the result of a significant amount of volume in fourth quarter of 2004 that was billed at premium rates as this client merged with another company. As a result, our revenue from this client decreased year-over-year, despite increases in volume in 2005.
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
Net Interest and Other Income. Net interest and other income was $2.1 million lower in 2005 than in 2004 as we experienced lower income and gains from our investment portfolio in 2005. This was the result of a change in our investment policy and changing market conditions. Partially offsetting this decline was a gain from the sale of our Greeley East facility in the third quarter of 2005, which resulted in a gain of approximately $0.8 million.
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
Liquidity and Capital Resources
As of December 31, 2006, we had working capital of $65.7 million, which represented a decline of $6.3 million from December 31, 2005. This decline was caused by declines of $6.2 million in cash and cash equivalents and investments and $2.9 million in income tax receivable, partially offset by increases in accounts receivable during 2006. The decline in cash and cash equivalents and investments was primarily caused by capital expenditures made during the build-out of our three new call centers opened in 2006. Declines in income taxes receivable were the result of differences in estimated quarterly tax payments. The offsetting increase in accounts receivable was the result of a larger revenue base during 2006 and a longer days sales outstanding, as discussed below. Cash generated from operating activities was $18.9 million during 2006, compared to $45.5 million in 2005.
We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities and, historically, the payment of dividends. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments on existing debt. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section of this item of our 2006 Form 10-K.

Net Cash Provided by Operating Activities. Net cash provided by operating activities declined $26.6 million during the year ended December 31, 2006, compared to 2005. This decline was attributable to a $7.1 million decline in net income, as discussed previously in “Management’s Discussion and Analysis,” and a $5.8 million increase in accounts receivable during 2006 compared to a $10.7 million decrease during 2005. In 2006, accounts receivable was higher due to a larger revenue base compared to the same period of 2005 resulting from the addition of multiple new clients since the first half of 2006. In addition, days sales outstanding increased from 64 days as of December 31, 2005, to 69 days as of December 31, 2006, primarily as a result of the timing of payments from a couple of our large clients.
Net Cash Used in Investing Activities. Net cash provided by investing activities was $2.6 million during 2006, compared to cash used in investing activities of $17.2 million in 2005. In 2006, we sold a large portion of our equity securities, the proceeds of which were used to help fund the build-out and subsequent ramp of three new call centers that were placed into service during the first two quarters of 2006. This generated net proceeds from investment dispositions of $22.4 million in 2006, compared to net purchases of investments of $7.8 million in 2005. During 2005, we were in the process of implementing a more conservative investing approach and therefore were transitioning the holdings in our portfolio under the transition provisions of this new policy. This, combined with the fact that we were investing more of our cash during 2005, led to higher net investment purchases in 2005 and therefore a higher cash usage with respect to investing. Subsequent to the build-out of our three new sites, we financed some of the equipment we purchased for these sites using a combination of two secured debt facilities, described more fully in the “Net Cash used in Financing Activities” and “Outstanding Debt” portions of this section.
Offsetting the increases in cash provided by investing activities was an additional $4.7 million in capital expenditures related to the build-out of our three new call center facilities opened in 2006 as well as a decline in proceeds from the disposition of property, plant and equipment.
During 2006, we used a significant amount of our capital expenditures for capacity expansion. In 2007, we plan to use our capital expenditures for continued information technology infrastructure improvements and development of new service offerings. We may use our capital expenditures towards further capacity expansion when and if it is needed. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our clients based on our continual assessment of capacity needs. We believe our existing facilities are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.
Net Cash Used in Financing Activities. Net cash used in financing activities declined $20.6 million during 2006 when compared to 2005. This decline was driven by proceeds from borrowings and lower dividend payments during 2006 as well as higher debt principal repayments in 2005. In December 2006, we entered into two debt facilities: a Canadian dollar secured equipment loan and a secured promissory note. These debt facilities were meant to finance, and were secured by, assets placed at our three new call center sites opened during the first half of 2006. These debt facilities are described in more detail below. During the year ended December 31, 2006, we paid dividends of $1.11 per share, a decrease of $0.39 per share compared to the comparable dividend payments during the year ended December 31, 2005. In addition, in 2005, we had higher debt principal repayments due to repayments of amounts outstanding on our line of credit at the end of 2004.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan, a $10.0 million unsecured revolving line of credit, a $9.6 million Canadian dollar secured equipment loan and a $4.9 million secured promissory note:
$10.0 million Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. The loan is secured by certain furniture, telephone and computer equipment. As of December 31, 2006, we had $3.1 million outstanding under this loan.
Line of Credit. We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. On June 29, 2005, we amended and renewed this agreement such that the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 7.25% as of December 31, 2006. Under this line of credit, we must generate net profit after tax of at least $1 on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to hold a tangible net worth of $94.7 million at December 31, 2006, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of December 31, 2006, and we were in compliance with all of our debt covenants related to this facility.

Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. This agreement and the related guarantee have been incorporated by reference to this Form 10-K as Exhibits 10.74 and 10.75, respectively. As of December 31, 2006, we had $9.4 million Canadian ($8.1 million U.S.) outstanding under this loan.
Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $115 thousand. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. The promissory note and related guarantee have been incorporated by reference to this Form 10-K as Exhibits 10.76 and 10.77, respectively. As of December 31, 2006, approximately $4.8 million was outstanding under this note. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe.
Dividend Information. On January 22, 2007, our board of directors announced it would not declare a quarterly dividend on our common stock in the first quarter of 2007, making the dividend paid in November 2006 the last quarterly dividend that will be paid in the foreseeable future. We plan to invest in growth initiatives in lieu of paying dividends. We had been paying quarterly dividends since August of 2003.

Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described previously. The following table presents a summary, by period, of the future contractual obligations and payments we have entered into as of December 31, 2006:

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt, including current portion (1)	$5,654	$7,025	$3,289	$—	$15,968
Operating leases (2)	3,905	7,084	5,588	2,095	18,672
Purchase obligations (3)	5,966	2,324	—	—	8,290

Total contractual obligations	$15,525	$16,433	$8,877	$2,095	$42,930

(1)	Long-term debt consists of our $10.0 million 3.65% fixed rate equipment loan, our Canadian dollar secured equipment loan and our secured promissory note as discussed above, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility. For a more complete description of these debt instruments, please see Note 7, “Debt,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K

(2)	We lease facilities and equipment under various non-cancelable operating leases. Included in these totals are the expected future lease payments related to our facility in Petersburg, Virginia, where we terminated approximately 300 employees in January 2007 due to one of our clients’ reduction in call volume. We anticipate utilizing the facility as a location for new business.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
Other Factors Impacting Liquidity. Effective November 4, 2004, our board of directors authorized purchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the board of directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors from time to time and will depend on market conditions and other factors. Any repurchased shares will be made in accordance with SEC rules. We have not yet repurchased any shares pursuant to this board authorization.
Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in the section entitled “Risk Factors” in this section and in Note 8 “Principal Clients,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2006.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.
Variability of Operating Results
Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the holiday buying season. For 2007, we anticipate lower variations in quarterly revenue than has historically been the case. However, we have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to principal clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain high technology clients’ businesses.

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
Revenue Recognition
We invoice our business process outsourcing services clients monthly in arrears and recognize revenue for such services when completed. For substantially all of our contractual arrangements for business process outsourcing services, we recognize revenue based either on the billable hours or minutes of each customer service representative, at rates provided in the client contract, or on a rate-per-transaction basis. The contractual rates can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the appropriate penalty under the terms of the client contract.
The provision of business process outsourcing services to our clients generally does not involve multiple elements in the context of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We provide initial training to customer service representatives upon commencement of new business process outsourcing services contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred. Likewise, some client contracts stipulate that we are entitled to bonuses should we meet or exceed these predetermined quality and/or performance obligations. These bonuses are recognized as incremental revenue in the period in which they are earned.
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
Impairment of Long-Lived Assets
We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. We recognized no impairment losses on assets held for use during the years ended December 31, 2006, 2005, or 2004.
Investments
We have historically invested in investment grade corporate bonds, convertible bonds, mutual funds, commercial paper, various forms of equity securities, option contracts, non-investment grade bonds, and alternative investment partnerships. These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. Trading securities are liquid investments bought principally for selling in the near term. Debt securities that we have both the intent and ability to hold to maturity are classified as held to maturity. All other investments not deemed to be trading or held to maturity securities are classified as investments available for sale.

We amended our investment policy in October 2006. Under the new policy, we may invest in certain US Government and government-sponsored securities, repurchase agreements, option contracts, investment grade corporate obligations, corporate debt securities, municipal securities, mortgage-backed securities, money market and mutual funds, subject to the terms of the new policy. The Chief Financial Officer is responsible for oversight of the investment portfolio.
Trading securities and investments available for sale are carried at their respective fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Due to the potential limited liquidity of some of these financial instruments, the most recently traded price may be different from the value that might be realized if we were to sell or close out the transactions. We do not believe such differences are substantial to our results of operations, financial condition, or liquidity. Temporary changes in the fair market value of investments available for sale are reflected in stockholders’ equity. Changes in the fair market value of trading securities are reflected in net interest and other income. As of December 31, 2006, we did not hold any trading or held-to-maturity investments.
We exercise judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment in accordance with the provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We consider factors such as market conditions, the industry sectors in which the issuer of the investment operates, the viability and prospects of each entity, and the length of time that fair value has been less than cost. A write-down of the related investment is recorded and is reflected as a loss on impaired investment when an impairment is considered other-than-temporary. No investments were determined to be other-than-temporarily impaired during 2006 or 2005. During 2006, we recovered cash from an investment that had previously been written off. This cash recovery is more fully described in Note 9 “Net Interest and Other Income,” to our Consolidated Financial Statements, included in Item 15, “Exhibits and Financial Statement Schedules.”
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
Accrued Health Insurance
On January 1, 2006, all of our employees in the United States that were categorized as “exempt” under the Fair Labor Standards Act (FLSA) initiated coverage under a fully-insured health care insurance plan and our employees categorized as “non-exempt” under FLSA initiated coverage under a self-insured plan. Accordingly, as of December 31, 2006, we had accrued $75 thousand related to these plans. Our actual liability under these plans may differ significantly from this estimate. We have stop-losses at both an individual and corporate level which limit our total exposure on these plans. During 2005, our employee health care insurance coverage was managed under a self-insured plan for all of our employees in the United States that were categorized as “exempt.” Also during 2005, our employee health care insurance for all “non-exempt” employees in the United States was managed under a limited medical liability fully-insured plan. As of December 31, 2005, our liability balance of $462 thousand reflected an estimate of the liability amount that we considered to be appropriate given industry statistics, our employee base, expert opinion and management judgment.

Risk Factors
Over 70% of our revenue in the past several years has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.
The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2006	2005 (1)	2004 (1)
AT&T Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	52.7%	63.6%	63.5%
T-Mobile	21.2%	23.9%	28.0%
(1) 2004 and 2005 data has been adjusted from amounts previously reported due to the merger of two of our clients, AT&T and Cingular. 2004 data has also been adjusted as a result of the sale of our Supply Chain Management platform in 2005, as discussed in Note 4 “Discontinued Operations,” to our Consolidated Financial Statements, included in Item 15, “Exhibits and Financial Statement Schedules.”
The loss of a principal client, a material reduction in the amount of business we receive from a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below. A significant portion of our contract with AT&T (formerly Cingular Wireless, LLC) expires on May 31, 2007, pursuant to an extension agreement signed on December 21, 2006, which is included in this Form 10-K as Exhibit 10.86. We are working diligently to negotiate a renewal of this contract; however, if the contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition. Our contract with T-Mobile expires on August 1, 2007. We expect to negotiate a renewal of this contract, however, if this contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition. Our General Agreement with AT&T Corp. expires December 31, 2007. Two Orders under that General Agreement expire March 31, 2007 and another Order expires June 30, 2007. We expect to negotiate renewals, however, if this contract or any order under this contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition.
The future revenue we generate from our principal clients may decline or grow at a slower rate than expected or than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition. For example, there are no guarantees of volume under the recently extended contract with AT&T Inc. Likewise, the current contract provides for a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains will be necessary to offset the negative impact that lower per-minute revenue at higher volume levels will have on our margins in future periods.
Our client base is concentrated in the communications industry, which has recently experienced consolidation trends. As our clients’ businesses change as a result of merger and acquisition activity, there is no guarantee that the newly formed companies will continue to use our services.
Consolidation in the communications industry may decrease the potential number of buyers for our services. Likewise, there is no guarantee that the acquirer of one of our clients will continue to use our services after the consolidation is completed. We are particularly vulnerable on this issue given the relatively few significant clients we currently serve and the concentration of these clients in the telecommunications industry. For example, in late 2006, our client, Cingular Wireless, LLC, completed its merger with another of our clients, AT&T Inc., thereby further concentrating our revenue base. In December 2006, we signed a statement of work which renewed a portion of our business with Cingular Wireless, LLC and in March, 2007, we signed an extension pertaining to the previous contract with Cingular Wireless, LLC which extends that contract until May 31, 2007. There can be no assurance that the newly merged AT&T Inc. businesses will continue to use our services in the future, nor are there any assurances that Cingular Wireless, LLC will sign an extension for the portion of our contract that expires on May 31, 2007. If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations would be adversely affected. Our General Agreement with AT&T Corp. expires December 31, 2007. Two Orders under that General Agreement expire March 31, 2007 and another Order expires June 30, 2007. We expect to negotiate renewals, however, if this contract or any order under this contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.
Our current clients are almost exclusively communications companies, which includes companies in the wireline, wireless, cable and broadband lines of business. Over 95% of our revenue in 2006 was concentrated in the telecommunications industry. Our business and growth is largely dependent on continued demand for our services from clients in this industry and other industries we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.
We have experienced significant management turnover and need to recruit additional management personnel.
On January 5, 2007, A. Laurence Jones was appointed President, Chief Executive Officer and Interim Chief Financial Officer as a successor to our former Chief Executive Officer, Steven D. Butler. In December 2006, our Chief Financial Officer, Rodd E. Granger, resigned. A search is currently underway to hire a new Chief Financial Officer. In addition, we are seeking to build a well-rounded management team to help execute on our future growth plans. Competition for qualified management personnel is intense and we cannot be assured that we will be able to recruit suitable candidates for all of these positions.
High turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In some cases, we may be required to pay significant amounts of severance to terminated management employees. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.
If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.
Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. During 2006, we experienced a high rate of employee turnover, which, in turn, increased our recruiting and training costs and decreased our operating efficiency, productivity and ability to fully respond to client demand, thereby adversely impacting our results of operations during the year. Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers, but also with other similar-paying jobs including retail, oil and gas industry labor, food service, etc. As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations. Further increases in employee turnover or failure to effectively address and remedy these high attrition rates would have an adverse affect on our results of operations and financial condition.
The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly if we undertake new client relationships in industries in which we have not previously provided services. Because a substantial portion of our operating expenses consists of labor-related costs, labor shortages or increases in wages (including minimum wages as mandated by the U.S. federal government, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer. Some of our Canadian employees have attempted to organize a labor union, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our operating costs may increase as a result of higher labor costs.
During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2006, the local economies in some of the locations in which we operate experienced growth, thereby requiring us to increase labor rates at our facilities to remain competitive within the local economies. If the current economic upturn in the United States continues or accelerates, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive and avoid losing personnel. Likewise, in February 2007, the U.S. Congress was in the process of crafting a bill to increase the Federal Minimum wage. Higher salaries or other forms of compensation are likely to increase our cost of operations, and if such cost increases are not more than offset by increased revenue they will adversely affect our financial results. Some of our Canadian employees have attempted to organize a labor union, which if successful could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.
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
We face considerable pricing pressure in our business, and if we are not able to continually increase our productivity our gross margins and results of operations will be adversely affected.
Our strategy depends in part on our ability to continually increase the productivity level we are able to achieve. We face significant price pressure arising from our clients’ desire to decrease their operating costs, and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. In addition, our contract with our largest customer currently contains a tiered pricing structure, under which pricing declines as service volumes increase, and this has created increased pricing pressures in recent years. Accordingly, our ability to maintain our operating margins depends on the success of our efforts to improve our productivity and to reduce our operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for decreases in the prices we can charge for our services, our results of operations will be adversely affected.
Our operating results may be adversely affected if we are unable to maximize our facilities capacity utilization.
Our profitability is influenced by our facilities capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. We have experienced periods of idle capacity, including excess capacity during the past few years from opening new facilities where forecasted volume levels did not materialize. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business, because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal facilities capacity utilization.
We may not collect on a $740 thousand note receivable due from the purchasers of our Supply Chain Management Services platform.
On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we accepted a 5-year unsecured $740 thousand note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the buyer must pay us interest plus set principal amounts, in accordance with the terms of the note, with the entire balance due on or before December 16, 2010. The buyer of the Supply Chain Management Services platform is a startup company that commenced operations when the platform was purchased from us. Management actively monitors activity related to this note receivable and regularly assesses the collectibility of the principal and interest payments due. Currently, no allowance has been created to reserve for uncollectible amounts of this note receivable. If, in the future, we must create an allowance or write off uncollectible amounts of this loan, it could have a material effect on our results of operations.

We are currently carrying a significant amount of capital loss carry-forwards for tax purposes. If we are not able to generate sufficient gains to offset these losses, our financial results may be adversely affected.
In the past, our investment activities generated capital losses which we are allowed to carry forward and offset against future capital gains for up to five years. As of December 31, 2006, gross capital loss carry-forwards due to expire were as follows: $54 thousand in 2007, $3.9 million in 2008, $444 thousand in 2009 and $322 thousand in 2010. We currently hold no tax-basis valuation allowances against these capital loss carry-forwards. If we are unable to generate sufficient capital gains to offset these capital loss carry-forwards, our results of operations could be adversely affected.
We and some of our former management employees are the subject of a class action lawsuit. The defense and ultimate outcome of these allegations could negatively affect our future operating results.
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act, and under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of March 1, 2007, we had incurred legal fees related to these suits of more than 90% of our $1.0 million deductible.
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
In substantially all of our client relationships, we generate revenue based, in large part, on the amount of products and services demanded by our clients’ customers. The amount of our revenue also depends on the number and duration of customer inquiries. Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services. In addition, if the reliability of our customers’ products or services increases as a result of technological improvements, the volume of calls that we service may be reduced. If customer interest in or increased reliability of any products or services offered by our clients and for which we provide outsourced services result in reduced service volumes, our revenue would be diminished. StarTek utilizes forecasts made by our clients based on demand from their customers. If the actual call volumes are materially different than the forecasted volumes, our financial results could be adversely affected.

In 2006, we expanded our capacity to include three new facilities in response to new client contracts garnered during the latter half of 2005. As business associated with these new clients and additional facilities ramped, we experienced excess capacity and incurred additional costs as we worked towards bringing these facilities to normal operational levels. In January 2007, we announced that we would be closing our site in Petersburg, Virginia due to reduced client demand in that facility. If client demand declines, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.
Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.
We enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients, however these contracts generally permit termination upon 30 to 90 days notice by our clients; do not designate us as our clients’ exclusive outsourced services provider; do not penalize our clients for early termination; hold us responsible for work performed that does not meet pre-defined specifications; and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel contracts we have with them, which may adversely affect our results. In addition, contracts currently in place with our two largest clients expire during 2007 and we cannot guarantee that they will be extended or renewed. If a principal client cancelled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients’ customers, as described above, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us, which would have an adverse effect on our revenue, results of operations, and overall financial condition.
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
We intend to grow our business by increasing the number of services we provide to existing clients, by expanding our overall client base and, in the future, through mergers and acquisitions activity. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth we would be required to open additional facilities, expand and improve our information systems and procedures and hire, train, motivate, and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures, and personnel may not be adequate to support our future operations. Further, we may not be able to maintain or accelerate our current growth, effectively manage our expanding operations, or achieve planned growth on a timely and profitable basis. During the last few years, we incurred costs related to excess capacity as we opened new facilities to accommodate for volume levels that did not materialize. As a result, our operating profits declined and our stock price was adversely impacted. If we are unable to manage our growth efficiently or if growth does not occur, our business, results of operations, and financial condition could suffer.
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
The markets in which we operate are highly competitive and we expect competition to persist and intensify in the future. We view in-house operations of our existing and potential clients to be our most significant competitor. Many of our clients or potential clients have in-house capabilities enabling them to perform some or all of the services we provide. Our performance and growth could be impeded if clients or potential clients decide to shift to their in-house operations services they currently outsource, or if potential clients retain or increase their in-house capabilities.
We anticipate that competition from low-cost, offshore providers of outsourced services will continue to increase in the future and that such providers will remain an important competitor group. A number of our competitors have or may develop greater name recognition or financial and other resources than we have. Similarly, additional competitors with greater name recognition and resources may enter the markets in which we operate. Some competitors may offer a broader suite of services than we do, which may result in potential clients consolidating their use of outsourced services with our competitors rather than using our services. Competitive pressures from current or future competitors could also result in substantial price erosion, as discussed below, which could adversely affect our revenue, margins, and financial condition.
Our operations in Canada subject us to the risk of currency exchange fluctuations.
Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. Material fluctuations in exchange rates impact our results though translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. Our results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the U.S. dollar during 2006, 2005 and 2004 because we have contracts wherein the revenue we earn is denominated in U.S. dollars yet the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars. During 2006, 2005 and 2004, we engaged in limited hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar. We intend to continue hedging activities in 2007. However, currency hedges do not and will not eliminate our exposure to fluctuations in the Canadian dollar. The exchange rate impact of the weakening U.S. dollar on our results of operations during 2006, 2005 and 2004 was $3.9, $5.1 and $5.3 million, respectively, net of hedges. Further increases in the value of the Canadian dollar or currencies in other foreign markets in which we may operate in relation to the value of the U.S. dollar would further increase such costs and adversely affect our results of operations.
We face risks inherent in conducting business in Canada.
Our operations in Canada accounted for 42.7% of our revenue in 2006, 43.7% of our revenue in 2005, and 50.4% of our revenue in 2004. There are risks inherent in conducting business internationally, including competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets giving them an advantage regarding labor and material costs; potentially longer working capital cycles; unexpected changes in foreign government programs, policies, regulatory requirements, and labor laws; and difficulties in staffing and effectively managing foreign operations. One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations, it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.
Our lack of a significant international presence outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.
Although we currently conduct operations in Canada, we do not have a significant international presence. This lack of international operations outside of North America could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. Our lack of a significant international presence outside of North America may also limit our ability to gain new clients who may require business process service providers to have this flexibility.

The movement of business process outsourcing services to other countries has been extensively reported by the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the United States. Accordingly, unless and until we develop additional international operations outside of North America, we may be competitively disadvantaged compared to a number of our competitors who have already devoted significant time and money to operating offshore. If we decide to open facilities in or otherwise expand into additional countries, we may not be able to successfully establish operations in the markets that we target.
Our largest stockholder has the ability to significantly influence corporate actions.
A. Emmet Stephenson, Jr., one of our co-founders, owned approximately 22.5% of our outstanding common stock as of March 1, 2007. Mr. Stephenson’s spouse also owns shares of our common stock. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson’s hands and the control Mr. Stephenson may exercise over us as described above may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.
Our stock price has been volatile and may decline significantly and unexpectedly.
The market price of our common stock has been volatile and could be subject to wide fluctuations in response to quarterly variations in our operating results, changes in management, our success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations wherein the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $10.83 to a high of $24.50 during 2006.
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
Our operations depend on our ability to protect our facilities, computer equipment, telecommunications equipment, software systems and clients’ products and confidential client information against damage from internet interruption, fire, power loss, telecommunications interruption, e-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, bomb threats and other emergencies. We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs, our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients, or allow our clients to renegotiate their arrangements with us. Although we maintain property and business interruption insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks, and our ability to timely and consistently access and use telephone, internet, e-commerce, e-mail, facsimile connections, and other forms of communication are substantially dependent upon telephone companies, internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.

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
Compliance with SEC rules requiring that we and our independent auditors assess the effectiveness of our internal controls over financial reporting may have adverse consequences.
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
In addition, as our business develops and grows, we will be required to adapt our internal control systems and procedures to conform to our current business, and we will continue to work to improve our controls and procedures and to educate our employees in an effort to maintain an effective controls environment. However, if internal control deficiencies arise in the future, we may not be able to remediate such deficiencies in a timely manner. As a consequence, we may have to disclose in future filings with the SEC any material weaknesses in internal controls over our financial reporting system. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect our stock price. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting it may negatively impact our business and operations.
If we are unable to renew or replace sources of capital funding on satisfactory terms, potential growth and results of operations may suffer.
We currently have four debt facilities in place, with $16.0 million in debt outstanding as of December 31, 2006. One of these facilities, a $10.0 million line of credit, is scheduled to expire in June 2007 (See Item 7a “Quantitative and Qualitative Disclosure About Market Risk — Outstanding Debt"). If we are unable to renew this line of credit or are unable to secure alternative sources of capital funding under satisfactory terms, we may be unable to meet short-term cash needs required for operations or growth opportunities.
If the value of our portfolio of investment securities declines, our results of operations will suffer.
Approximately 3.8% and 18.3% of our total assets as of December 31, 2006, and 2005, respectively, consisted of investment securities. During 2006, we made investments in publicly-traded debt, equity and equity-linked securities, and the market prices of the securities have been volatile. We periodically review investments available for sale for other-than-temporary declines in fair value and write down investments to their fair value when such a decline has occurred. Unrealized gains or losses on investments acquired as trading securities are recognized as they occur. Future adverse changes in market conditions or poor operating results of companies in which we have invested could result in losses. Moreover, we implemented a more conservative investment policy in late 2006 and the resulting lower returns may adversely impact our financial results.
Our quarterly operating results have historically varied and may not be a good indicator of future performance.
We have experienced and expect to continue to experience, quarterly variations in revenue and operating results as a result of a variety of factors, many of which are outside our control, including changes in the amount and growth rate of revenue generated from our principal clients; the timing of existing and future client product launches or service offerings; unanticipated volume fluctuations; expiration or termination of client projects; timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; and seasonal nature of some clients’ businesses. Prior to the sale of our supply chain management services platform, our revenue was historically higher in the fourth quarter of each calendar year than in other quarters due to timing of client marketing programs and product launches, which are typically geared toward the holiday buying season. Due in part to the fact that we have sold the supply chain management services platform, we do not expect that we will be as affected by seasonal variations in our clients’ businesses as we have in the past; however, changes in the mix of services we provide our clients or entering into contracts with new clients may increase our exposure to seasonal fluctuations.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk
In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, equity market prices, and foreign currency exchange rates. We have established an investment portfolio policy which provides for, among other things, investment objectives and portfolio allocation guidelines. This policy was last amended in October 2006. All of our investment decisions are currently supervised or managed by our Chief Financial Officer.
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
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At December 31, 2006, we had $33.4 million in cash and cash equivalents. Approximately $17.2 million of this cash was invested in various money market funds, overnight investments and commercial paper which matures within the first three months of 2007 at a combined weighted average interest rate of approximately 5.45%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan, a $10.0 million unsecured revolving line of credit, a $9.6 million Canadian dollar secured equipment loan and a $4.9 million secured promissory note:
$10.0 million Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of December 31, 2006, we had $3.1 million outstanding under this loan.
Line of Credit. From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At December 31, 2006, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 7.25% as of December 31, 2006, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future. As of December 31, 2006, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. This agreement and the related guarantee have been incorporated by reference to this Form 10-K as Exhibits 10.74 and 10.75, respectively. As of December 31, 2006, we had $9.4 million Canadian dollars, or $8.1 million U.S. dollars, outstanding under this loan.

Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. The loan will be repaid with interest in 48 monthly installments of $115 thousand. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. The promissory note and related guarantee have been incorporated by reference to this Form 10-K as Exhibits 10.76 and 10.77, respectively. As of December 31, 2006, approximately $4.8 million was outstanding under this note.
Please refer to Note 7 “Debt,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K, for further explanation of our debt arrangements.
Investments Available for Sale. At December 31, 2006, we had investments available for sale which, in the aggregate, had a cost basis and a fair market value of $5.9 million. At December 31, 2006, investments available for sale consisted entirely of investment-grade corporate bonds. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
A substantial decline in values of equity securities and equity prices in general could have a material adverse effect on our financial condition. Also, prices of common stocks we hold could generally be expected to be adversely affected by increasing inflation or interest rates or market expectations thereon, poor management, shrinking product demand, and other risks that may affect single companies or groups of companies, as well as adverse general economic conditions. At times we have partially hedged against some equity price changes; however, our hedging activities do not provide material protection against price fluctuations in securities we hold in our investment portfolio. The portion of our investment portfolio consisting of equity securities has declined significantly since 2004 and as of December 31, 2006, we no longer hold any equity securities in our portfolio. We do not anticipate that equity securities will be a significant portion of our investment portfolio in the foreseeable future, under the terms of our investment management policy.
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
The table below provides information as of December 31, 2006, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Corporate debt securities	6.85%	5,937	—	—	—	—	—	5,937	5,933

Total		$5,937	—	—	—	—	—	$5,937	$5,933

Our cash and cash equivalents also included approximately $17.2 million commercial paper with maturities of less than three months that bear interest at a weighted-average rate of 5.45%.
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
Trading Securities. From time to time we purchase or write option contracts to partially hedge against fluctuations in the value of our investment portfolio. All such options are publicly-traded with standard market terms. Such options are classified as trading securities and are recorded at fair value with changes in fair value recognized in current period earnings. We do not designate such options as hedging instruments pursuant to SFAS No. 133. We held no trading securities as of December 31, 2006, and 2005.

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
Approximately 42.7% of our expenses in 2006 were paid in Canadian dollars. A portion of our Canadian operations generate revenues denominated in U.S. dollars. During 2006, we purchased $56.7 million in Canadian dollars for $49.7 million U.S. under Canadian dollar forward contracts with Wells Fargo Bank in order to hedge our foreign currency risk with respect to these costs. During 2006, we recorded a gain of approximately $768 thousand related to these forward contracts. As of December 31, 2006, we had $379 in derivative liabilities associated with foreign exchange contracts. As of December 31, 2006, we had contracted to purchase $30.0 million Canadian dollars to be delivered periodically through June 2007 at a purchase price which is no more than $26.5 million and no less than $25.1 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Item 8. Financial Statement and Supplementary Financial Data
Consolidated financial statements and supplementary data required by Item 8. are set forth herein at the pages indicated in Item 15(a).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of StarTek, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that StarTek, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that StarTek, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 14, 2007

PART III
Items 10 through 14
Information required by Item 10. (Directors, Executive Officers and Corporate Governance), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13. (Certain Relationships and Related Transactions and Director Independence), and Item 14. (Principal Accountant Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Document List
1. Financial Statements Response to this portion of Item 15 is submitted per the Index to Consolidated Financial Statements, Supplementary Data, and Financial Statement Schedules in this Form 10-K.
2. Supplementary Data and Financial Statement Schedules Response to this portion of Item 15 is submitted per the Index to Financial Statements, Supplementary Data, and Financial Statement Schedules in this Form 10-K.
3. An Index of Exhibits follows the signature pages of this Form 10-K.
(b) The Index of Exhibits lists the exhibits filed with this report.

STARTEK, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
FINANCIAL STATEMENT SCHEDULES
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations, years ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets, as of December 31, 2006, and 2005
Consolidated Statements of Cash Flows, years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedules
All schedules have been included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of StarTek, Inc.
We have audited the accompanying consolidated balance sheets of StarTek, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 11 to the consolidated financial statements in 2006, StarTek, Inc. changed its method for accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of StarTek, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 14, 2007

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$237,612	$216,371	$221,906
Cost of services	201,424	167,223	164,363

Gross profit	36,188	49,148	57,543
Selling, general and administrative expenses	30,247	28,435	27,451

Operating profit	5,941	20,713	30,092
Net interest and other income	2,126	1,479	3,532

Income from continuing operations before income taxes	8,067	22,192	33,624
Income tax expense	2,303	8,177	12,747

Income from continuing operations	5,764	14,015	20,877

Discontinued operations:
(Loss) income from operations of discontinued operations	—	(2,153)	2,437
Gain (loss) on disposal of discontinued operations	—	300	(2,316)
Income tax benefit (expense)	—	698	(22)

(Loss) income from discontinued operations	—	(1,155)	99

Net income	$5,764	$12,860	$20,976

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	(424)	380	820
Unrealized (loss) gain on available for sale securities, net of tax	(2)	(546)	(913)
Change in fair value of derivative instruments	(362)	127	—

Comprehensive income	$4,976	$12,821	$20,883

Net income per share from continuing operations:
Basic	$0.39	$0.96	$1.44

Diluted	$0.39	$0.95	$1.41

Net income per share including discontinued operations:
Basic	$0.39	$0.88	$1.45

Diluted	$0.39	$0.88	$1.42

Dividends declared per common share	$1.11	$1.50	$1.58

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$33,437	$17,425
Investments	5,933	28,168
Trade accounts receivable, less allowance for doubtful accounts of $16 and $250, respectively	46,364	40,612
Income tax receivable	1,281	4,227
Prepaid expenses and other current assets	3,009	3,161

Total current assets	90,024	93,593
Property, plant and equipment, net	60,101	57,066
Long-term deferred tax assets	4,444	2,402
Other assets	1,166	853

Total assets	$155,735	$153,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,061	$4,694
Accrued liabilities:
Accrued payroll	6,798	7,280
Accrued compensated absences	4,146	3,522
Accrued health insurance	77	462
Other accrued liabilities	338	806
Current portion of long-term debt	5,654	2,551
Short-term deferred income tax liabilities	754	1,108
Grant advances	173	1,150
Other current liabilities	329	50

Total current liabilities	24,330	21,623
Long-term debt, less current portion	10,314	3,099
Other liabilities	2,709	1,028

Total liabilities	37,353	25,750

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,695,791 and 14,631,091 shares issued and outstanding at December 31, 2006 and 2005, respectively.	147	146
Additional paid-in capital	61,669	60,139
Cumulative translation adjustment	1,222	1,646
Unrealized gain on investments available for sale	1	3
Unrealized (loss) gain on derivative instruments	(235)	127
Retained earnings	55,578	66,103

Total stockholders’ equity	118,382	128,164

Total liabilities and stockholders’ equity	$155,735	$153,914

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$5,764	$12,860	$20,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,758	13,364	12,546
Non-cash compensation cost	321	—	—
Deferred income taxes	(1,830)	(595)	(402)
Realized (gain) loss on investments	(128)	623	(1,981)
(Gain) loss on sale of assets	(98)	(1,083)	1,626
Changes in operating assets and liabilities:
Sales of trading securities, net	—	2,929	2,926
Trade accounts receivable, net	(5,752)	10,679	(7,903)
Prepaid expenses and other assets	(361)	(549)	257
Accounts payable	939	(2,704)	(1,453)
Income taxes, net	2,946	8,405	(10,197)
Accrued and other liabilities	319	1,530	4,723

Net cash provided by operating activities	18,878	45,459	21,118

Investing Activities
Purchases of investments available for sale	(351,108)	(733,935)	(271,673)
Proceeds from disposition of investments available for sale	373,466	726,126	286,077
Purchases of property, plant and equipment	(20,110)	(15,365)	(19,465)
Proceeds from disposition of property, plant and equipment	343	5,986	1,626

Net cash provided by (used in) investing activities	2,591	(17,188)	(3,435)

Financing Activities
Proceeds from stock option exercises	1,112	327	4,477
Principal payments on borrowings	(2,798)	(4,594)	(7,751)
Dividend payments	(16,289)	(21,943)	(22,820)
Proceeds from borrowings	13,294	880	17,010

Net cash used in financing activities	(4,681)	(25,330)	(9,084)
Effect of exchange rate changes on cash	(776)	(125)	55

Net increase in cash and cash equivalents	16,012	2,816	8,654
Cash and cash equivalents at beginning of period	17,425	14,609	5,955

Cash and cash equivalents at end of period	$33,437	$17,425	$14,609

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$237	$253	$328
Income taxes paid	$3,013	$9,486	$19,611
Property, plant and equipment financed under long-term debt	$—	$—	$10,000
Change in unrealized loss on investments available for sale, net of tax	$(2)	$(546)	$(913)
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Pain-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2003	14,351,011	$144	$53,917	$77,031	$1,908	$133,000
Stock options exercised	255,000	2	4,475	—	—	4,477
Income tax benefit from stock options exercised	—	—	1,344	—	—	1,344
Dividends paid	—	—	—	(22,820)	—	(22,820)
Net income	—	—	—	20,976	—	20,976
Foreign currency translation adjustments, net of tax	—	—	—	—	820	820
Unrealized gain on investments available for sale, net of tax	—	—	—	—	(913)	(913)

Balance, December 31, 2004	14,606,011	$146	$59,736	$75,186	$1,815	$136,883
Stock options exercised	25,080	—	327	—	—	327
Income tax benefit from stock options exercised	—	—	76	—	—	76
Dividends paid	—	—	—	(21,943)	—	(21,943)
Net income	—	—	—	12,860	—	12,860
Foreign currency translation adjustments, net of tax	—	—	—	—	380	380
Unrealized gain on investments available for sale, net of tax	—	—	—	—	(546)	(546)
Change in fair value of derivative instruments, net of tax	—	—	—	—	127	127

Balance, December 31, 2005	14,631,091	$146	$60,139	$66,103	$1,776	$128,164
Stock options exercised	64,700	1	1,112	—	—	1,113
Income tax benefit from stock options exercised	—	—	97	—	—	97
Stock-based compensation expense	—	—	321	—	—	321
Dividends paid	—	—	—	(16,289)	—	(16,289)
Net income	—	—	—	5,764	—	5,764
Foreign currency translation adjustments, net of tax	—	—	—	—	(424)	(424)
Unrealized gain on investments available for sale, net of tax	—	—	—	—	(2)	(2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(362)	(362)

Balance, December 31, 2006	14,695,791	$147	$61,669	$55,578	$988	$118,382

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except per share data)
1. Basis of Presentation and Summary of Significant Accounting Policies
We are a leading provider of business process optimization services for outsourced customer interactions. Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points — web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and frees them to focus on preserving capital, while we deliver the ultimate customer experience. Headquartered in Denver, Colorado, we had 19 operational facilities across North America as of December 31, 2006. We operate in a single industry segment and all of our revenues are generated in North America.
Consolidation
Our consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.
Reclassifications
Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to 2006 presentation.
Our Consolidated Statements of Cash Flows include a reclassification of $1,981 of realized gains on investments in 2004 to conform to 2005 and 2006 presentation. This amount was previously included as part of proceeds from disposition of investments available for sale in our investing activities.
In December 2005, we sold certain assets and liabilities relating to our supply chain management services platform. In September 2004, we sold StarTek Europe, Ltd., our subsidiary in the United Kingdom. Consequently, the results of operations of the supply chain management services platform and StarTek Europe, Ltd. have been classified as discontinued operations during all periods presented in our Consolidated Financial Statements and related Notes. Accordingly, amounts presented in our Consolidated Financial Statements and related Notes may differ from amounts previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). Please refer to Note 4, “Discontinued Operations” for further discussion of these transactions.
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
Foreign Currency Translation
The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes of $248, $230, and $145 are reported as a separate component of other comprehensive income in our stockholders’ equity for the years ended December 31, 2006, 2005, and 2004 respectively. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented. Our operations in Canada generated 42.7%, 43.7% and 50.4% of our revenue during 2006, 2005, and 2004, respectively. The net value of our long-lived assets in Canada totaled $20.0 and $15.9 million as of December 31, 2006, and 2005, respectively.

Revenue Recognition
Business Process Outsourcing Services —We invoice our clients monthly in arrears and recognize revenues for such services when completed. Substantially all of our contractual arrangements are based either on a production rate, meaning that we recognize revenue based on the billable hours or minutes of each call center agent, or on a rate per transaction basis. These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract. Production rates vary by client contract and can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the appropriate penalty under the terms of the client contract. Likewise, some client contracts stipulate that we are entitled to bonuses should we meet or exceed these predetermined quality and/or performance obligations. These bonuses are recognized as incremental revenue in the period in which they are earned.
As a general rule, our contracts are not multiple element contracts in the context of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We provide initial training to customer service representatives upon commencement of new contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred.
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
Cash and Cash Equivalents
We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. Cash and cash equivalents as of December 31, 2006, included commercial paper with maturities of less than three months which had an aggregate market value of $17,157.
Investments
Investments available for sale have historically consisted of debt and equity securities reported at fair value, with unrealized gains, net of tax expense of $2 and $330 for 2006 and 2005, respectively, and losses reported as a separate component of stockholders’ equity. We amended our investment policy in October 2006. Under the new policy, we may invest in certain US Government and government-sponsored securities, repurchase agreements, investment grade corporate obligations, corporate debt securities, municipal securities, mortgage-backed securities, money market and mutual funds, subject to the terms of the new policy. The Chief Financial Officer is responsible for oversight of the investment portfolio.

Investments are evaluated for other-than-temporary impairment if the fair value is below our cost for longer than six months. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. Other-than-temporary declines in fair value are reflected on the income statement as loss on impaired investments, though no impairments were recognized in 2006, 2005, or 2004. Original cost of investments available for sale is based on the specific identification method. Interest income from investments available for sale is included in net interest income and other. Trading securities and investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date. Gross unrealized gains and losses from trading securities are reflected in income currently as part of net interest income and other.
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
Our Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. However, our client contracts generate revenues which are paid to us in U.S. dollars. During 2006, we entered into Canadian dollar forward contracts with Wells Fargo Bank for $56.7 million Canadian dollars to hedge our foreign currency risk with respect to these labor costs. During the years ended December 31, 2006, and 2005, we recorded gains of approximately $768 and $777, respectively, for the settled Canadian dollar forward contracts in our consolidated statements of operations. During the year ended December 31, 2004, we recorded a loss of approximately $30 for the settled Canadian dollar forward contracts in our consolidated statements of operations. As of December 31, 2006, we had $379 in derivative liabilities and a related tax benefit of $144. As of December 31, 2005, we had $203 in derivative assets and a related tax expense of $76. As of December 31, 2006, we had contracted to purchase $30.0 million Canadian to be delivered periodically through June 2007 at a purchase price which is no more than $26.5 million and no less than $25.1 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
We have elected cash flow hedge accounting under FAS No. 133 in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is reflected in accumulated other comprehensive income in the balance sheet and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.
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
We have negotiated certain rent holidays, landlord/tenant incentives, and escalations in the base price of the rent payments over the term of certain of our operating leases. In accordance with SFAS No. 13 “Accounting for Leases,” FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases,” we recognize rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease.
Impairment of Long-Lived Assets
We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets in accordance with FAS No. 144. When we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. No impairment losses were recorded in 2006, 2005, or 2004 and we do not believe any impairments exist.
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
Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards Statement No. 123(R), “Share-based Payment” (“FAS No. 123(R)”). As such, during 2006, we began recognizing expense related to all share-based payments to employees, including grants of employee stock options, in our Condensed Consolidated Statements of Income based on the share-based payments’ fair values over the period during which the employees are required to provide services in exchange for the equity instruments. We adopted this standard using the modified prospective method, which stipulates that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. We use the Black-Scholes method for valuing stock-based awards. See Note 11, “Stock Options,” for further information regarding the assumptions used to calculate share-based payment expense.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Statement No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we adopted this standard on January 1, 2006 without a material impact on our consolidated results of operations, financial condition or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the interpretation will have a material impact on our consolidated results of operations, financial condition or cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purpose of determining if the current year financial statements are materially misstated. In the year of initial adoption, SAB No. 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary correcting adjustments that are material under the dual method to the carrying values of assets or liabilities as of the beginning of that year, with an offsetting adjustment recorded in retained earnings. SAB No. 108 is effective no later than the first fiscal year ending after November 15, 2006. Adoption of this standard had no material affect on our consolidated financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating FAS No. 157 and have not yet determined the impact, if any, that adoption of FAS No. 157 will have on our consolidated results of operations, financial condition or cash flows.
2. Earnings Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Year Ended December 31,
	2006	2005	2004
Net income available to common shareholders from continuing operations	$5,764	$14,015	$20,877
(Loss) income from discontinued operations	—	(1,155)	99

Net income	$5,764	$12,860	$20,976

Weighted average shares of common stock	14,680	14,629	14,455
Dilutive effect of stock options	34	52	325

Common stock and common stock equivalents	14,714	14,681	14,780

Basic net income (loss) per share from:
Continuing operations	$0.39	$0.96	$1.44
Discontinued operations	—	(0.08)	0.01

Net income	$0.39	$0.88	$1.45

Diluted net income (loss) per share from:
Continuing operations	$0.39	$0.95	$1.41
Discontinued operations	—	(0.07)	0.01

Net income	$0.39	$0.88	$1.42

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling 394,890, 463,259 and 106,042, for the years ended December 31, 2006, 2005, and 2004, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

3. Investments
As of December 31, 2006, investments available for sale consisted of corporate medium term notes and corporate floating debt with a cost basis of $5,937 and an estimated fair value of $5,933. The estimated fair value of these notes included gross unrealized losses of $4 and no gross unrealized gains. All of the investments in our portfolio as of December 31, 2006, had contractual maturities of one year or less. As of December 31, 2005, investments available for sale consisted of:

		Gross	Gross	Accumulated	Estimated
	Basis	Unrealized Gains	Unrealized Losses	Interest	Fair Value
Commercial paper	$18,449	$—	$—	$13	$18,462
Corporate debt securities	7,995	7	—	—	8,002
Equity securities	1,681	45	(22)	—	1,704

Total	$28,125	$52	$(22)	$13	$28,168

As of December 31, 2005, equity securities consisted of exchange-traded funds (ETFs), mutual funds and publicly-traded equity securities. Corporate debt securities at December 31, 2005, consisted of corporate bonds and variable preferred debt securities. We had no investments at December 31, 2006, or 2005, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period. We were not invested in any trading securities as of December 31, 2006, or 2005.
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
The results of operations of our supply chain management services platform have been classified as discontinued operations in all years presented. Included in discontinued operations was revenue from supply chain management services of $5,949 and $36,214 for the years ended December 31, 2005, and 2004, respectively. The supply chain management services platform had a net loss of $1,342 and net income of $2,664 for the years ended December 31, 2005, and 2004, respectively. Upon completion of the sale, we recorded a gain of $300 and associated taxes of $113 in discontinued operations in our Consolidated Statements of Income for the year ended December 31, 2005. Prior to the sale of the platform, we purchased components of our clients’ products as an integral part of the platform’s business. At the close of an accounting period, packaged and assembled products (together with other associated costs) were reflected as finished goods inventories pending shipment. Owned inventories were valued at the lower of average cost, which approximated actual cost, computed on a first-in, first-out basis, or market. Client-owned inventories were not valued in our balance sheet.
On September 30, 2004, we sold StarTek Europe, Ltd. (StarTek Europe), our operating subsidiary in the United Kingdom (“U.K.”) which provided business process outsourcing services from two facilities in Hartlepool, England. The sale was completed pursuant to a Share Purchase Agreement among us, StarTek Europe and Taelus Limited, a U.K. company. Pursuant to the terms of the Share Purchase Agreement, we made a capital contribution to StarTek Europe immediately prior to completion of the transaction, in the form of a cash payment of $450, a contribution of intercompany debt of $2,824 owed to us by StarTek Europe and additional cash of $200 contributed to fund operations, which offset a negative investment in StarTek Europe of $1,608. Following these transactions, we conveyed all of the issued and outstanding capital stock of StarTek Europe to Taelus Limited, together with a cash payment of $450. The results of operations of StarTek Europe have been classified as discontinued operations for the year ended December 31, 2004. Included in discontinued operations for the year ended December 31, 2004, was revenue from StarTek Europe, Ltd. of $2,970 and a loss on disposal of $2,316. StarTek Europe had a net loss of $1,136 for the year ended December 31, 2004.

5. Leases
We lease facilities and equipment under various non-cancelable operating leases. Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rental expense, including equipment rentals, for 2006, 2005, and 2004 was $4,416, $3,690 and $3,508, respectively. As of December 31, 2006, future minimum rental commitments for operating leases were:

Minimum Lease
Payment
2007	$3,905
2008	3,675
2009	3,409
2010	2,983
2011	2,605
Thereafter	2,095

Total minimum lease payments	$18,672

6. Property, Plant and Equipment
Our property, plant and equipment as of December 31, 2006, and 2005, consisted of the following, by asset class:

	As of December 31,
	2006	2005
Land	$1,685	$1,685
Buildings and improvements	36,772	29,605
Telephone and computer equipment	45,091	37,878
Software	24,403	16,126
Furniture, fixtures, and miscellaneous equipment	19,553	16,867
Construction in progress	3,003	10,059

	130,507	112,220
Less accumulated depreciation	(70,406)	(55,154)

Total property, plant and equipment, net	$60,101	$57,066

7. Debt
As of December 31, 2006, and 2005, respectively, we had the following balances outstanding on our long-term debt facilities:

	As of December 31,
	2006	2005
3.65% secured equipment loan	$3,069	$5,598
Secured equipment promissory note	4,772	—
Canadian dollar secured equipment loan	8,101	—
Greeley, Colorado promissory note	26	52

	15,968	5,650
Less current portion of long-term debt	(5,654)	(2,551)

Long-term debt, less current portion	$10,314	$3,099

As of December 31, 2006, future scheduled annual principal payments on long-term debt are:

Amount
2008	$3,637
2009	3,388
2010	3,289

$10,314

In addition to the debt facilities listed above, we maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. On June 29, 2005, we amended and renewed this agreement such that the last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 7.25% and 6.25% as of December 31, 2006, and 2005, respectively. Interest expense associated with this facility totaled $36 and $21 for the years ended December 31, 2006, and 2005, respectively. Under this line of credit, we must generate net profit after tax of at least one dollar on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to have a tangible net worth of $94.7 million at December 31, 2006, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of December 31, 2006, or 2005. We were in compliance with all of our debt covenants related to this facility as of December 31, 2006, and 2005.
Canadian Dollar Secured Equipment Loan
On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9,600 Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are secured by fixed assets and tenant improvements at certain of our Canadian facilities. The loan will be repaid in 48 monthly installments of $225, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement.
These borrowings are absolutely and unconditionally guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc. (collectively, the “loan guarantors”). The guarantee was executed simultaneously with the secured equipment loan agreement and remains in force as long as there is an arrangement between the loan guarantors unless prior written consent is given by Wells Fargo Equipment Finance Company, Inc. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. As such, as of December 31, 2006, the maximum potential amount that the loan guarantors would be required to pay upon default would be $8,101 plus interest, as stated above.
The secured equipment loan and related guarantee have been incorporated by reference to this Form 10-K as Exhibits 10.74 and 10.75, respectively.
Secured Promissory Note
On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4,900 from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $115. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty.
This promissory note is absolutely and unconditionally guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. (collectively, the “note guarantors”). The guarantee was executed simultaneously with the promissory note agreement and remains in force regardless of whether the note is paid in full until the guarantee is revoked prospectively as to future transactions by written notice from Wells Fargo Equipment Finance, Inc. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe. As of December 31, 2006, the maximum potential amount that the guarantors would be required to pay upon default would be $4,772 plus interest, as stated above.

The promissory note and related guarantee have been incorporated by reference to this Form 10-K as Exhibits 10.76 and 10.77, respectively.
3.65% Secured Equipment Loan.
We entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10,000 in February 2004. The loan bears interest at a fixed rate of 3.65% per annum. Principal and interest are payable in 48 monthly installments of $224. The loan is secured by certain furniture, telephone and computer equipment. Interest expense associated with this agreement totaled $162 and $253 during the years ended December 31, 2006, and 2005, respectively.
Greeley, Colorado Promissory Note.
In 1998, we purchased land in Greeley, Colorado, on which we built our Greeley North facility. We financed the land through a non-interest bearing ten year promissory note, the balance of which declines at $26 per year, without payment, over the ten year term so long as we do not sell or transfer the land or fail to continuously operate a customer service center thereon. As of December 31, 2006, the entire balance of this note was classified as current portion of long-term debt.
8. Principal Clients
The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2006	2005 (1)	2004 (1)
AT&T Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	52.7%	63.6%	63.5%
T-Mobile, a subsidiary of Deutsche Telekom	21.2%	23.9%	28.0%
(1) 2004 and 2005 data has been adjusted from amounts previously reported due to the merger of two of our clients, AT&T and Cingular. 2004 data has also been adjusted as a result of the sale of our Supply Chain Management platform in 2005, as discussed in Note 4 “Discontinued Operations.”
Our contract with AT&T Inc. (through our contract with Cingular Wireless, LLC) expired in December 2006 and a significant portion of the contract, including the customer care and accounts receivable management portions of the contract, has been extended through May 31, 2007, but has not yet been negotiated and renewed (see Exhibits 10.82 and 10.86 to this Form 10-K). The remaining portion of the contract, constituting the business care services portion of the contract, was renewed in December 2006 and expires in November 2008. This portion of the contract is included as Exhibits 10.85 and 10.83 to this Form 10-K.
Our T-Mobile contract expires in August 2007. There are currently no volume or revenue guarantees associated with either the T-Mobile or AT&T Inc. contracts.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2006.

9. Net Interest and Other Income
Net interest and other income for the years ended December 31, 2006, 2005, and 2004, were composed of the following:

	Year Ended December 31,
	2006	2005	2004
Interest income	$1,433	$1,500	$1,765
Interest expense	(196)	(361)	(357)
Net gain on sale of assets	98	783	—
Recovery of previously impaired asset	663	—	—
Investment income and other	128	(443)	2,124

Net interest income and other	$2,126	$1,479	$3,532

We recognized impairment losses in 2001 related to our investment in Six Sigma, LLC, which we determined was other-than-temporarily impaired due to the bankruptcy filing of Six Sigma, LLC. During 2006, we recovered $663 in cash from the bankruptcy proceedings, and this amount was recognized in other income.
10. Income Taxes
Pre-tax net book income from continuing operations was:

	Year Ended December 31,
	2006	2005	2004
U.S.	$4,302	$17,462	$28,682
Foreign	3,765	4,730	4,942

Total	$8,067	$22,192	$33,624

Significant components of the provision for income taxes from continuing operations were:

	2006	2005	2004
Current:
Federal	$1,398	$6,809	$6,433
State	246	621	856
Foreign	2,343	2,016	2,136

Total current	$3,987	$9,446	$9,425

Deferred:
Federal	$(393)	$(1,519)	$2,965
State	(69)	(138)	299
Foreign	(930)	(227)	58
Net change in valuation allowance	(292)	615	—

Total deferred	$(1,684)	$(1,269)	$3,322

Income tax expense	$2,303	$8,177	$12,747

Income tax benefits associated with disqualifying dispositions of incentive stock options during 2006, 2005, and 2004 reduced income taxes by $97, $76, and $1,344, respectively. Such benefits were recorded as an increase to additional paid-in capital.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets as of December 31 were:

	Year Ended December 31,
	2006	2005
Current Deferred Tax (Liabilities) Assets:
Bad debt allowance	$6	$94
Vacation accrual	463	380
Deferred revenue	36	59
Accrued expenses	—	(5)
Unrealized loss on investments	(3)	(5)
Loss on impaired investments available for sale	—	55
Self-funded insurance program	28	166
Prepaids	(756)	(732)
Cumulative translation adjustment	(669)	(917)
Other	141	(203)

Net Current Deferred Tax (Liabilities) Assets	$(754)	$(1,108)

Long-Term Deferred Tax Assets (Liabilities):
Depreciation, amortization, and gain/loss	$1,251	$(922)
Loss on impaired investments	990	982
Foreign tax credit carryforward	554	554
Capital loss carryforward	2,121	2,403
Stock-based compensation	122	—
Deferred compensation	75	—
Other	214	554

Net Long-Term Deferred Tax Assets (Liabilities)	$5,327	$3,571

Subtotal	$4,573	$2,463
Valuation Allowance	(883)	(1,169)

Total Net Deferred Tax Asset (Liability)	$3,690	$1,294

Gross capital loss carry forwards due to expire are as follows: $54 in 2007; $3,901 in 2008; $444 in 2009, and $322 in 2010. During the first quarter of 2006, the settlement of an outstanding tax audit allowed us to release $410 of a reserve previously established for that audit. During the fourth quarter of 2006, we reversed $292 of a capital loss valuation allowance related to the cash recovery of our investment in Six Sigma (see Note 9, “Net Interest and Other Income”) and investment portfolio gains. During the third quarter of 2005, we booked a $600 tax-basis valuation allowance relating to capital loss carryforwards that were not offset by sufficient future capital gains before they expired in early 2007. We had a full valuation allowance on our foreign tax credit carryforwards in the amount of $554 for 2006 and 2005. Foreign tax credit carryforwards due to expire are as follows: $25 in 2011, $4 in 2012, and $525 in 2013.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2006, 2005, and 2004 were:

	Year Ended December 31,
	2006	2005	2004
US statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	1.7%	2.4%	2.9%
Release of reserve for state audit settlements	-5.1%	0.0%	0.0%
Capital loss valuation allowance	-3.6%	0.0%	0.0%
Other, net	0.5%	-0.6%	0.0%

Total	28.5%	36.8%	37.9%

11. Stock Options
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Director Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans for the year ended December 31, 2006, was $321 and is included in selling, general and administrative expense. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $92 for the year ended December 31, 2006.
The StarTek, Inc. Stock Option Plan was formed in 1997 and is designed to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “options”) to key employees, officers, directors (other than non-employee directors), consultants, other independent contractors and any named subsidiary designated in the plan as a participant. The option plan stipulates that up to 2,100,000 options may be granted to eligible participants and that each option is convertible to one share of StarTek, Inc. common stock. As of December 31, 2006, 423,580 options were available for future grant under this plan. Options awards are made at the discretion of the Compensation Committee of the board of directors of StarTek, Inc. (the “Committee”), which is composed entirely of non-employee directors. Unless otherwise determined by the Committee, all options granted under the option plan vest 20% annually beginning on the first anniversary of the options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the options’ grant date; (ii) three months after termination of employment for any reason other than cause or death; or (iii) six months after the participant’s death; or (iv) immediately upon termination for cause. We have made exceptions to these vesting provisions for certain of our executive officers and employees, which were subject to approval by the Compensation Committee of the board of directors. These amended agreements have been filed with the SEC as Exhibits 10.4, 10.21, 10.22, 10.26, 10.79 and 10.81 to this Annual Report on Form 10-K. Options granted under the option plan on and after June 12, 2006, vest as to 25% of the shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months.
The Director Option Plan was established to provide stock options to non-employee directors who are elected to serve on the StarTek, Inc. board of directors (the “Board”) and who serve continuously from commencement of their term (the “Participants”). The Director Option Plan provides for stock options to be granted for a maximum of 140,000 shares of common stock. As of December 31, 2006, 18,000 options were available for future grant under this plan. Each Participant is granted options to acquire 3,000 shares of common stock upon election to serve on the Board and is automatically granted options to acquire 3,000 shares of common stock on each date they are re-elected to the Board, typically coinciding with each annual meeting of stockholders. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) the date when the Participant’s membership on the Board is terminated for cause; (ii) ten years from option grant date; or (iii) one year after the Participant’s death.
Our 2007 proxy statement includes a proposal to increase the pool of shares reserved for issuance under our stock option plans by 500,000 shares, of which 488,000 would be reserved for the StarTek, Inc. Stock Option Plan and the balance would be reserved for the Director Option Plan. Additionally, our 2007 proxy statement includes a proposal to increase the number of shares granted upon the date of a director’s initial election to the board and upon a director’s re-election to the board to directors under the Director Option Plan from 3,000 to 6,000 beginning in 2007.

Prior to January 1, 2006, we accounted for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS No. 123(R)”) using the modified prospective method (see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” for further information regarding FAS No. 123(R) and the modified prospective method). Under the guidelines of FAS No. 123(R), pro forma disclosure is no longer an alternative. We use the Black-Scholes method for valuing stock-based awards. The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2006	2005	2004
Risk-free interest rate	4.53% - 5.11%	3.97% - 4.18%	1.43% - 4.57%
Dividend yield	6.63% - 9.02%	6.11% - 9.63%	3.66% - 5.77%
Expected volatility	42.57%	42.10%	60.60%
Expected life in years	4.1	7.0	7.0
The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.
The following table details the effect on net income and earnings per share had compensation expense for the share-based compensation arrangements been recorded during 2005 and 2004 based on the Black-Scholes method:

	Year Ended December 31,
	2005	2004
Net income, as reported	$12,860	$20,976
Share-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(1,633)	(1,945)

Pro forma net income	$11,227	$19,031

Basic earnings per share
As reported	$0.88	$1.45

Pro forma	$0.77	$1.32

Diluted earnings per share
As reported	$0.88	$1.42

Pro forma	$0.76	$1.29

A summary of option activity under the Plans as of December 31, 2006, and changes during the years ended December 31, 2006, 2005 and 2004 are presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of December 31, 2003	1,083,860	$22.09
Granted	170,700	34.77
Exercised	(255,000)	17.61
Forfeited	(212,330)	25.28

Outstanding as of December 31, 2004	787,230	$25.42
Granted	578,000	16.10
Exercised	(25,080)	15.06
Forfeited	(358,660)	22.95

Outstanding as of December 31, 2005	981,490	$19.68
Granted	282,840	13.29
Exercised	(64,700)	17.19
Forfeited	(259,430)	17.31

Outstanding as of December 31, 2006	940,200	$18.58	7.8	$453

Exercisable as of December 31, 2006	431,400	$24.86	6.4	$79

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, and 2005 was $2.94 and $2.89, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, and 2005 was $353 and $221, respectively. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date.
As of December 31, 2006, there was $1,029 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the years ended December 31, 2006, and 2005 was $130 and $1,492, respectively.
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

12. Quarterly Data (Unaudited)
The following represents selected information from our unaudited quarterly income statements for the years ended December 31, 2006, and 2005. Amounts related to fiscal year 2005 as shown below may differ from amounts previously disclosed in our Forms 10-Q and 8-K due to the classification of the results of our supply chain management services platform into discontinued operations. This classification was made as a result of the sale of this platform, as discussed in Note 4, “Discontinued Operations.”

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$57,105	$59,525	$61,865	$59,117
Gross profit	9,772	8,204	9,761	8,451
Selling, general and administrative expenses	7,573	7,389	7,533	7,752
Operating profit	2,199	815	2,228	699

Net income	$2,136	$825	$1,570	$1,233

Basic net income per share	$0.15	$0.06	$0.11	$0.08

Diluted net income per share	$0.14	$0.06	$0.11	$0.08

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$53,338	$50,991	$53,877	$58,165
Gross profit	12,694	11,343	12,524	12,587
Selling, general and administrative expenses	7,682	6,530	7,190	7,033
Operating profit	5,012	4,813	5,334	5,554
Income from continuing operations	3,354	2,668	3,651	4,342
Net (loss) income on discontinued operations	(708)	(25)	(477)	55

Net income	$2,646	$2,643	$3,174	$4,397

Basic net income (loss) per share:
Continuing operations	$0.23	$0.18	$0.25	$0.30
Discontinued operations	(0.05)	—	(0.03)	—

Net income per basic share	$0.18	$0.18	$0.22	$0.30

Diluted net income (loss) per share:
Continuing operations	$0.23	$0.18	$0.25	$0.30
Discontinued operations	(0.05)	—	(0.03)	—

Net income per diluted share	$0.18	$0.18	$0.22	$0.30

13. Reserves and Allowances
Year-to-year changes in our allowance for doubtful accounts is summarized below:

	Year Ended December 31,
	2006	2005	2004
Allowance for Doubtful Accounts
Balance at beginning of year	$250	$357	$790
Reserve adjustment	(86)	(107)	(433)
Writeoffs	(148)	—	—
Recoveries	—	—	—

Balance at end of year	$16	$250	$357

14. Litigation
We and six of our present and former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003, and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that the market price of our common stock was artificially inflated as a result. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1,025 in legal fees. As of March 1, 2007, we had incurred legal fees related to these suits of more than 90% of our $1,025 deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
15. Subsequent Event
On January 5, 2007, our board of directors appointed A. Laurence Jones as President, Chief Executive Officer and Interim Chief Financial Officer, effective immediately. Mr. Jones succeeded Steven D. Butler. Mr. Butler was paid a lump sum payment of salary, less applicable withholding, and vacation pay as if he had been employed through April 4, 2007. He is also entitled to receive severance pay, payable in equal monthly installments, through April 8, 2008 in the amount of his base salary as of January 5, 2007.
Effective January 30, 2007, we terminated approximately 300 employees at our Petersburg, Virginia site as a result of one of our client’s reduction in call volume. We did not incur significant severance or transition costs with respect to this change. We plan to utilize this facility as a location for new business.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (REGISTRANT)

By:	/s/ A. LAURENCE JONES	Date: March 15, 2007

A. Laurence Jones
President, Chief Executive Officer and
Interim Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. LAURENCE JONES A. Laurence Jones	Director, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	Date: March 15, 2007
/s/ SYLVIA A. CHURCH Sylvia A. Church	Vice President and Controller (Principal Accounting Officer)	Date: March 15, 2007
/s/ ED ZSCHAU Ed Zschau	Chairman of the Board	Date: March 15, 2007
/s/ ALBERT C. YATES Albert C. Yates	Director	Date: March 15, 2007
/s/ P. KAY NORTON P. Kay Norton	Director	Date: March 15, 2007

STARTEK, INC.
INDEX OF EXHIBITS

Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
3.2	Restated Bylaws of the Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 6, 2006).
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).
3.5	Amendment No.1 to the StarTek, Inc. Restated Bylaws (incorporated herein by reference to Form 10-Q Quarterly Report Filed with the Securities and Exchange Commission on November 9, 2004).
4.1	Specimen Common Stock certificate (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
10.1†	StarTek, Inc. Stock Option Plan (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
10.2†	Form of Stock Option Agreement (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).
10.3†	StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

10.20†	Employment Agreement between StarTek, Inc. and Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2005).
10.21†	Option Agreement issued to Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2005).
10.22†	Amended and Restated Option Agreement issued to Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 17, 2005).
10.23†	Offer Letter for Rodd E. Granger, effective as of August 1, 2005 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 8, 2005).
10.25†	Offer letter for Patrick M. Hayes, effective as of June 12, 2006 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 16, 2006).
10.26	Form of Option Agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule) (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 16, 2006).
10.27†	Compensation for Chairman of the Board (incorporated by reference to Item 1.01 of Form 8-K filed with the Securities and Exchange Commission on August 4, 2006).
10.33	Credit Agreement and $10,000,000 Revolving Line of Credit Note dated June 30, 2003, between StarTek, Inc. and Wells Fargo Bank West, National Association (incorporated herein by reference to Exhibit 10.32 to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2003).
10.34	Renewal and Amended Credit Agreement by and between StarTek, Inc. and Wells Fargo NA (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 5, 2005).
10.35	Facility lease agreement dated July 25, 2001, between OGT Holdings Ltd. and StarTek Canada Services, Ltd. and StarTek USA, Inc. (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10.36	Facility Sublease dated July 1, 2001, between The Business Depot Ltd. and StarTek Canada Services, Ltd. (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2001).
10.39&	Master Services Agreement and Statements of Work dated September 20, 2005, between StarTek, USA, Inc. and T-Mobile USA (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005).
10.42#	AT&T General Agreement dated January 1, 2002, between StarTek, Inc. and AT&T Corp. (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2002).

10.45	Facility lease agreement dated February 14, 2003, between Cornwall Centre Limited and StarTek Canada Services Ltd. (incorporated herein by reference to Exhibit 10.44 to Form 10-K Quarterly Report filed with the Securities and Exchange Commission on March 12, 2003).
10.46	Facility lease agreement dated February 24, 2003, between Cardwell Companies Inc. and StarTek USA, Inc. (incorporated herein by reference to Exhibit 10.45 to Form 10-K Quarterly Report filed with the Securities and Exchange Commission on March 12, 2003).
10.47	Registration Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr. (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).
10.48	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson, Jr., and Toni E. Stephenson (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).
10.49†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).
10.50	Promissory Note to Wells Fargo Equipment Finance, Inc (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 9, 2004).
10.51	Facility lease agreement dated March 25, 2004, between StarTek USA, Inc. and Lynchburg Realty LLC. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 5, 2004).
10.52	Facility lease agreement dated May 21, 2004, between StarTek USA, Inc. and Crescent Real Estate Funding VIII, L.P. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).
10.53	First amendment to facility lease agreement between StarTek USA, Inc. and Crescent Real Estate Funding VIII, L.P. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).
10.54	Facility lease agreement dated July 26, 2004, between StarTek USA, Inc. and Southern Terminals, Inc. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).
10.55#	Amendment No. 001 to the AT&T Wireless Services Provider Master Agreement dated April 1, 2004, between StarTek USA, Inc. and AT&T Wireless Service, Inc. (incorporated herein by reference to 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 9, 2004).
10.56†	Form of Executive Confidentiality and Non-competition Agreement (incorporated herein by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2004).
10.57	Share Purchase Agreement by and among StarTek, Inc., StarTek Europe Ltd. and Taelus Limited, dated September 30, 2004 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2004).
10.58†	Amendment No. 2 to StarTek, Inc. Stock Option Plan (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 9, 2004).

10.59†	Amendment No. 1 to StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 9, 2004).
10.60†	Amendment No. 2 to StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 9, 2004).
10.61†	Form of Option Agreement pursuant to StarTek, Inc. Director Stock Option Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 9, 2004).
10.62	Agreement of Lease between StarTek USA, Inc. and South Crater Square Associates, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 11, 2005).
10.63	Facility Lease Agreement between StarTek Canada Services, Ltd. and The Corporation of The City of Thunder Bay (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2006).
10.64	Facility Lease Agreement between StarTek Canada Services, Ltd. and Agers Holdings, Ltd. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 5, 2006).
10.65	Amendment No. 4 to StarTek, Inc. Stock Option Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on June 6, 2006).
10.70	Personal Property Purchase Agreement between StarTek USA, Inc. and DPL Corporation Southeast (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005).
10.71	Real Property Purchase Agreement between StarTek USA, Inc. and DPL Corporation Southeast (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005).
10.72	Promissory Note between StarTek USA, Inc. and DPL Corporation Southeast (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2005).
10.74	Security Agreement between StarTek Canada Services, Ltd. and Wells Fargo Equipment Finance Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 21, 2006).
10.75	Form of Guaranty of StarTek Canada Obligations executed by StarTek, Inc.and StarTek USA, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 21, 2006).
10.76	Promissory Note between StarTek USA, Inc. and Wells Fargo Equipment Finance, Inc. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 21, 2006).
10.77	Form of Guaranty of StarTek USA Obligations executed by StarTek, Inc. and StarTek Canada Services, Ltd. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 21, 2006).

10.78†	Employment Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.79†	Option Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.80†	Restricted Stock Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.81†	Separation Agreement by and between StarTek, Inc. and Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).
10.82&*	Amendment dated December 21, 2006, to Call Center Services Statement of Work between StarTek USA, Inc. and Cingular Wireless, LLC.
10.83&*	Statement of Work dated December 21, 2006, between StarTek USA, Inc. and Cingular Wireless, LLC.
10.84†*	Amendment No. 5 to StarTek, Inc. Stock Option Plan.
10.85&*	Master Services Agreement between StarTek USA, Inc. and Cingular Wireless LLC
10.86&*	Amendment dated March 1, 2007, to Call Center Services Statement of Work between StarTek USA, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Interim Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed with this Form 10-K

†	Management contract or compensatory plan or arrangement.

#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.