Form 10-Q
period 2007-03-31
STARTEK INC
filed 2007-05-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common Stock, $0.01 Par Value — 14,725,791shares as of May 1, 2007.

STARTEK, INC.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007, and 2006.

Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006.

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007, and 2006.

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1a.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Exhibit 10.90
Exhibit 10.91
Exhibit 10.92
Exhibit 10.93
Exhibit 10.94
Exhibit 10.95
Exhibit 10.96
Exhibit 10.97
Exhibit 10.98
Exhibit 31.1
Exhibit 32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$57,647	$57,105
Cost of services	48,737	47,333

Gross profit	8,910	9,772
Selling, general and administrative expenses	9,392	7,573

Operating (loss) profit	(482)	2,199
Net interest and other income	188	533

(Loss) income before income taxes	(294)	2,732
Income tax benefit (expense)	105	(596)

Net (loss) income	$(189)	$2,136

Net (loss) income per share:
Basic	$(0.01)	$0.15

Diluted	$(0.01)	$0.14

Dividends declared per common share	$—	$0.36

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	As of
	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$19,377	$33,437
Investments	16,070	5,933
Trade accounts receivable, less allowance for doubtful accounts of $10 and $16, respectively	49,211	46,364
Income tax receivable	1,811	1,281
Prepaid expenses and other current assets	2,640	3,009

Total current assets	89,109	90,024

Property, plant and equipment, net	58,630	60,101
Long-term deferred tax assets	4,925	4,444
Other assets	1,171	1,166

Total assets	$153,835	$155,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,400	$6,061
Accrued liabilities:
Accrued payroll	6,730	6,798
Accrued compensated absences	4,980	4,146
Accrued health insurance	164	77
Other accrued liabilities	660	338
Current portion of long-term debt	5,518	5,654
Short-term deferred income tax liabilities	1,321	754
Grant advances	923	173
Other current liabilities	335	329

Total current liabilities	24,031	24,330

Long-term debt, less current portion	9,148	10,314
Other liabilities	1,927	2,709

Total liabilities	35,106	37,353

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,725,791 and 14,695,791shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	147	147
Additional paid-in capital	61,858	61,669
Cumulative translation adjustment	1,346	1,222
Unrealized (loss) gain on investments available for sale	(13)	1
Unrealized gain (loss) on derivative instruments	2	(235)
Retained earnings	55,389	55,578

Total stockholders’ equity	118,729	118,382

Total liabilities and stockholders’ equity	$153,835	$155,735

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net (loss) income	$(189)	$2,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	4,227	3,895
Non-cash compensation cost	189	54
Deferred income taxes	(127)	130
Realized loss (gain) on investments	1	(21)
Gain on sale of assets	—	(123)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,681)	(3,237)
Prepaid expenses and other assets	368	(805)
Accounts payable	(2,283)	1,851
Income taxes receivable, net	(531)	982
Accrued and other liabilities	1,151	(2,384)

Net cash provided by operating activities	125	2,478

Investing Activities
Purchases of investments available for sale	(11,250)	(62,100)
Proceeds from disposition of investments available for sale	1,090	70,602
Purchases of property, plant and equipment	(2,567)	(7,531)
Proceeds from disposition of property, plant and equipment	—	343

Net cash provided by (used in) investing activities	(12,727)	1,314

Financing Activities
Proceeds from stock option exercises	—	823
Principal payments on borrowings	(1,381)	(624)
Dividend payments	—	(5,268)

Net cash used in financing activities	(1,381)	(5,069)
Effect of exchange rate changes on cash	(77)	48

Net decrease in cash and cash equivalents	(14,060)	(1,229)
Cash and cash equivalents at beginning of period	33,437	17,425

Cash and cash equivalents at end of period	$19,377	$16,196

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$215	$49
Income taxes paid	$548	$877
Change in unrealized gain on investments available for sale, net of tax	$(14)	$55
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three months ended March 31, 2007, are not necessarily indicative of operating results that may be expected during any other interim period of 2007 or the year ending December 31, 2007.
The consolidated balance sheet as of December 31, 2006, was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. annual report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to 2006 information to conform to 2007 presentation.
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. Unless otherwise indicated, currency translations into U.S. dollars are calculated using prevailing foreign currency exchange rates as of March 31, 2007.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation was effective for our fiscal year beginning January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. The adoption of FIN 48 had no impact on our consolidated financial statements. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. We also file returns in Canada. No returns are currently under audit and no extensions of statute of limitations have been granted.
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

2. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2007	2006

Net (loss) income	$(189)	$2,136

Weighted average shares of common stock	14,695	14,636
Dilutive effect of stock options	—	187

Common stock and common stock equivalents	14,695	14,823

Net income per basic share	$(0.01)	$0.15

Net income per diluted share	$(0.01)	$0.14

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 756,770 and 271,955 in the three months ended March 31, 2007, and 2006, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
3. Investments
As of March 31, 2007, investments available for sale consisted of corporate medium-term notes, corporate floating rate notes and taxable auction rate notes having an aggregate cost basis of $16,094 and an estimated fair value of $16,070. The estimated fair value of these notes included gross unrealized losses of $24 and no gross unrealized gains. All of the investments in our portfolio as of March 31, 2007, had contractual maturities of one year or less.
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
We had no investments at March 31, 2007, and December 31, 2006, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period. We were not invested in any trading securities as of March 31, 2007, or December 31, 2006.
4. Principal Clients
The following table represents the concentration of revenue from continuing operations for our principal clients. Please note that in late 2006, two of our clients, AT&T Corp. and Cingular Wireless, LLC, completed a merger, thereby further concentrating our revenue base. As a result, percentages shown in the following table may differ from those previously reported as we have combined the two entities in our calculations below. Revenue concentration by client was as follows:

	Three Months Ended
	March 31,
	2007	2006(1)
AT&T, Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	53.0%	56.5%
T-Mobile, a subsidiary of Deutsche Telekom	19.5%	22.4%

(1)	Data shown above for AT&T, Inc. for 2006 has been adjusted from amounts previously reported on Form 10-Q for Cingular Wireless, LLC and AT&T Corp. due to the recent merger these two clients.
During the first quarter of 2007, we entered into a new master agreement with AT&T, Inc. related to those services previously provided to AT&T Corp. prior to the merger between AT&T and Cingular. We also entered into various amendments and an order under this master agreement, extending each to March 31, 2008.
Our contract with AT&T, Inc. (through our contract with Cingular Wireless, LLC), expired in December 2006 and a significant portion of the contract, including the customer care and accounts receivable management portions of the contract, has been extended through May 31, 2007, but has not yet been renewed. The remaining portion of the contract relating to the Cingular business, constituting the business care services portion of the contract, was renewed in December 2006 and expires in November 2008.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2007.
5. Comprehensive Income
FAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended
	March 31,
	2007	2006
Net (loss) income	$(189)	$2,136
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	124	(115)
Change in fair value of derivative instruments	237	(265)
Change in unrealized (loss) gain on available for sale securities, net of tax	(14)	55

Comprehensive income	$158	$1,811

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three months ended March 31, 2007, and 2006, these hedging commitments resulted in unrealized gains of $4 and losses of $221, respectively, which have been recorded in other comprehensive income. These hedging commitments did not result in a realized gain or loss during the three months ended March 31, 2007. These hedging commitments resulted in $248 of realized gains which were recognized in our consolidated statement of income during the three months ended March 31, 2006.
6. Income Taxes
Our effective tax rate for the first quarter of 2007 increased to 35.7% from 21.8% during the first quarter of 2006. During the three months ended March 31, 2006, the settlement of an outstanding tax audit allowed us to release $410 of a reserve previously established for this audit. The release of this reserve had a positive effect on basic and diluted earnings per share for the three months ended March 31, 2006, of $0.03.

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
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1,025 in legal fees. As of May 1, 2007, we had incurred legal fees related to these suits of more than 90% of our $1,025 deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
8. Share-Based Compensation
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Directors’ Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans, as well as for restricted stock granted outside of those plans, for the three months ended March 31, 2007 and 2006, was $189 and $54, respectively, and is included in selling, general and administrative expense. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $67 and $20 for the three months ended March 31, 2007 and 2006, respectively.
The StarTek, Inc. Stock Option Plan was formed in 1997 and is designed to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “options”) to key employees, officers, directors (other than non-employee directors), consultants, other independent contractors and any named subsidiary designated in the plan as a participant. On May 7, 2007, our stockholders voted to increase the number of shares available under the option plan such that the option plan stipulates that up to 2,588,000 options may be granted to eligible participants and that each option is convertible to one share of StarTek, Inc. common stock. Options awards are made at the discretion of the compensation committee of the board of directors of StarTek, Inc. (the “Committee”), which is composed entirely of non-employee directors. Unless otherwise determined by the Committee, all options granted under the option plan vest 20% annually beginning on the first anniversary of the options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the options’ grant date; (ii) three months after termination of employment for any reason other than cause or death; or (iii) six months after the participant’s death; or (iv) immediately upon termination for cause. We have made exceptions to these vesting provisions for certain of our executive officers and employees, which were subject to approval by the compensation committee of the board of directors. For options granted under the option plan on and after June 12, 2006, the compensation committee established a vesting schedule whereby options granted on or after such date would vest as to 25% of the shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months, unless otherwise approved by the compensation committee.

The Director’s Option Plan was established to provide stock options to non-employee directors who are elected to serve on the StarTek, Inc. board of directors (the “Board”) and who serve continuously from commencement of their term (the “Participants”). On May 7, 2007, our stockholders approved an amendment to the plan such that the Directors’ Option Plan provides for stock options to be granted for a maximum of 152,000 shares of common stock. Also pursuant to this stockholder approval, each Participant is granted options to acquire 6,000 shares of common stock upon election to serve on the Board and is automatically granted options to acquire 6,000 shares of common stock on each date they are re-elected to the Board, typically coinciding with each annual meeting of stockholders. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) the date when the Participant’s membership on the Board is terminated for cause; (ii) ten years from option grant date; or (iii) one year after the Participant’s death.
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS No. 123(R)”) using the modified prospective method. Under the guidelines of FAS No. 123(R), pro forma disclosure is no longer an alternative. We use the Black-Scholes method for valuing stock-based awards. The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

Three Months Ended March 31,
2007
Risk-free interest rate	4.66% — 4.74%
Dividend yield	—
Expected volatility	44.41% — 44.86%
Expected life in years	4.7
No ranges are provided for the three months ended March 31, 2006, because there were no stock option grants during that period. The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.
A summary of option activity under the Plans as of March 31, 2007, and changes during the quarter then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of January 1, 2007	940,200	$18.58
Granted	544,500	9.93
Exercised	—	—
Forfeited	(256,119)	13.81

Outstanding as of March 31, 2007	1,228,581	$15.74	8.4	$76

Exercisable as of March 31, 2007	449,301	$23.68	6.3	$—

The weighted average grant date fair value of options granted during the three months ended March 31, 2007, was $4.39. No options were granted during the three months ended March 31, 2006. No options were exercised during the three months ended March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2006, was $301. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date.
As of March 31, 2007, there was $2,678 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 4.4 years. The total fair value of shares vested during the three months ended March 31, 2007, and 2006, was $462 and $34, respectively.
On January 5, 2007, Mr. A. Laurence Jones was granted 30,000 restricted shares pursuant to his appointment as President and Chief Executive Officer. These shares were not granted under either the StarTek, Inc. Stock Option Plan nor the Directors’ Option Plan. The restricted shares are subject to forfeiture and lapse as to 10,000 shares on January 5, 2008 and as to 20,000 shares on January 5, 2011, provided that the restrictions on the 20,000 share tranche may lapse earlier pursuant to certain performance criteria. The performance criteria specify that the 20,000 share tranche may vest as to 10,000 shares upon certification by the compensation committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2008 fiscal year and 10,000 shares upon certification by the compensation committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2009 fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in the communications industry, consolidation in the communications industry, trend of communications companies to out-source non-core services, management turnover, dependence on and requirement to recruit qualified employees, labor costs, need to add key management personnel and specialized sales personnel, considerable pricing pressure, capacity utilization of our facilities, collection of note receivable from sale of Supply Chain Management Services platform, inability to utilize current capital loss carry-forwards, defense and outcome of pending class action lawsuit, lack of success of our clients’ products or services, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, inability to effectively manage growth, risks associated with advanced technologies, highly competitive markets, foreign exchange risks and other risks relating to conducting business in Canada, lack of a significant international presence, potentially significant influence on corporate actions by our largest stockholder, volatility of our stock price, geopolitical military conditions, interruption to our business, increasing costs of or interruptions in telephone and data services, compliance with SEC rules, inability to renew or replace sources of capital funding, fluctuations in the value of our investment securities portfolio, and variability of quarterly operating results. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Our business is providing high-end customer service offerings through the effective deployment of people and technology such that our clients can focus on their core business and preserve capital. Our service offering includes customer care, sales support, complex order processing, accounts receivable management and other industry-specific processes. We are well positioned to help our clients implement the convergence of product lines, including wireline, wireless, cable and broadband. Under each service offering, we deliver a transparent extension of our clients’ brands. Our success is driven by our people, who we believe are industry trained experts in providing the communications industry with proven business practices and solutions to help our clients achieve their business goals. Our ability to deliver exceptional service to our clients is enhanced by our technology infrastructure. Through our technology, we are able to rapidly respond to ever-changing client demands in a tailored, yet cost-effective and efficient, manner. We are capable of handling large call volumes at each of our contact centers through our reliable and scalable contact center solutions. We staff our IT personnel such that we can support our infrastructure and still have the capability to design programs to meet the specific needs of our clients.

We seek to become a market leader in providing high-value services to clients in the communications industry. Our approach is to develop relationships with our clients that are partnering and collaborative in nature and create industry-based solutions to meet our clients’ business needs. Our belief is that our company is differentiated based on our industry expertise, our reputation for operational excellence, our flexible technology, and our people. To be a leader in the market, our strategy is to:
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
Compared to the first quarter of 2006, we experienced a slight increase in revenue in the first quarter of 2007 driven by growth in new and existing client revenue, offset by staffing pressures in certain of our facilities. Our gross and operating margins declined as a result of higher costs associated with the support of new call centers that were not yet in operation during the first quarter of 2006. Operating margins were further affected by severance expense in the first quarter of 2007. First quarter 2007 net loss and diluted loss per share were $0.2 million and $0.01, respectively.
Our cash, cash equivalents and investments declined $3.9 million from December 31, 2006, to $35.4 million as of March 31, 2007, due to the timing of cash receipts and cash payments. Working capital remained relatively flat at $65.1 million as of March 31, 2007, compared to $65.7 million at December 31, 2006.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
Revenue	$57,647	100.0%	$57,105	100.0%
Cost of services	48,737	84.5%	47,333	82.9%

Gross profit	8,910	15.5%	9,772	17.1%
Selling, general and administrative expenses	9,392	16.3%	7,573	13.3%

Operating (loss) profit	(482)	-0.8%	2,199	3.9%
Net interest and other income	188	0.3%	533	0.9%

(Loss) income from operations before income taxes	(294)	-0.5%	2,732	4.8%
Income tax benefit (expense)	105	0.2%	(596)	-1.0%

Net (loss) income	$(189)	-0.3%	$2,136	3.7%

Revenue. First quarter 2007 revenue of $57.6 million was relatively flat compared to the same period of 2006. Revenue was positively impacted by three main factors: the opening of two new sites at the end of the first quarter of 2006, the addition of two new clients in the latter half of 2006, and revenue growth from existing clients. Together, these factors increased revenue by approximately $7.4 million. However, this was offset by declines in revenue resulting from staffing difficulties caused by local economic pressures at some of our sites, the closure of our facility in Petersburg, Virginia in January 2007 and fewer operating hours related to our largest client.
Cost of Services and Gross Profit. During the first quarter of 2007, cost of services increased $1.4 million over the first quarter of 2006. Gross profit declined $0.9 million between the same periods. Gross margin declined from 17.1% during the first quarter of 2006 to 15.5% during the first quarter of 2007. Driving this decline was lower agent headcount resulting from the aforementioned factors and increased fixed costs associated with supporting new call center facilities. These declines were partially offset by incremental gross profit generated by the addition of two new clients in the latter half of 2006 and growth from existing clients.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.8 million, or 24.0%, during the first quarter of 2007 compared to the same quarter of 2006. This increase was driven by approximately $0.8 million in severance costs related to the departure of our former Chief Executive Officer and former Chief Information Officer during the first quarter of 2007 as well as certain recurring expenses

Operating Profit. The first quarter of 2007 generated an operating loss of $0.5 million compared to operating profit of $2.2 million during the same quarter of 2006. The decline was driven by increased selling, general and administrative costs and declines in gross margin, as discussed previously.
Net Interest and Other Income. Net interest and other income declined $0.3 million, or 64.7%, during the first quarter of 2007 compared to the same period in the previous year. This decline was driven by higher debt servicing costs related to two long-term debt facilities entered into in November 2006.
Income Tax Expense. During the first quarter of 2007, we realized a tax benefit of $0.1 million resulting from a loss before income taxes of $0.3 million. Our effective tax rate for the first quarter of 2007 was 35.7%, representing an increase from the first quarter of 2006, when our effective tax rate of 21.8% due to the release of a $0.4 million reserve related to the favorable settlement of an outstanding tax audit.
Net Income. Our business generated a net loss of $0.2 million during the first quarter of 2007 compared to net income of $2.1 million in the same period of 2006. This loss was driven by declines in gross margin and increases in selling, general and administrative expense, as described previously.
Liquidity and Capital Resources
As of March 31, 2007, we had working capital of $65.1 million, which was relatively unchanged from $65.7 million at December 31, 2006. Cash generated from operating activities was $0.1 million.
We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities and, historically, the payment of dividends. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments on existing debt. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2006.
Net Cash Provided by Operating Activities. Net cash provided by operating activities declined $2.4 million for the three months ended March 31, 2007, compared to the same period in 2006. This decline was largely attributable to declines in accounts payable and net income as well as increases in income taxes receivable, offset by increases in accrued liabilities and decreases in prepaid expenses. The decline in accounts payable and increase prepaid expenses were largely the result of the timing of payments made to our vendors. The increase in income tax receivable is due to first quarter estimated tax payments exceeding actual tax liability during the quarter. The increase in accrued liabilities during the first quarter of 2007 is largely the result of accruals for severance payments while the decline in accrued liabilities during the first quarter of 2006 was largely the result of the timing of payroll payments.
Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities was $12.7 million during the first three months of 2007 compared to net cash provided by investing activities of $1.3 million in the same period of 2006. This change was driven by changes in our investment activity. In the first quarter of 2007, investment activity resulted in $10.2 million of net purchases as we continued to invest cash generated by operations. During the first quarter of 2006, investment activity resulted in net proceeds of $8.5 million and purchases of property, plant and equipment resulted in a cash expenditure of $7.5 million as we invested in the build-out of three new call center facilities.
During the remainder of 2007, we plan to use our capital expenditures for continued information technology infrastructure improvements and development of new service offerings. We may use our capital expenditures towards further capacity expansion when and if it is needed. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our clients based on our continual assessment of capacity needs. We believe our existing facilities are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.

Net Cash Used in Financing Activities. In January 2007, our board of directors announced that we would not be paying a dividend for the foreseeable future. This, in turn, drove a $3.7 million decline in our net cash used in financing activities during the three month period ended March 31, 2007, when compared with the same period in 2006.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan, a $10.0 million unsecured revolving line of credit, a $9.6 million Canadian dollar secured equipment loan and a $4.9 million secured promissory note:
$10.0 Million Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. The loan is secured by certain furniture, telephone and computer equipment. As of March 31, 2007, we had $2.4 million outstanding under this loan, all of which was classified as current portion of long-term debt.
Line of Credit. We also maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the Bank) which we use to finance regular, short-term operating expenses. The last day under which the Bank will make advances under the line of credit will be June 30, 2007. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 7.25% as of March 31, 2007. Under this line of credit, we must generate net profit after tax of at least $1 on a rolling four-quarter basis, measured quarterly, and are not permitted to incur net losses in any two consecutive quarterly periods. We were required to hold a tangible net worth of $94.7 million at March 31, 2007, and at the close of each subsequent quarter, we are required to have a minimum tangible net worth equal to the minimum tangible net worth we were required to have at the end of the prior fiscal period plus 25% of net income (if positive). No amounts were outstanding under this line of credit as of March 31, 2007, and we were in compliance with all of our debt covenants related to this facility.
Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. As of March 31, 2007, we had $8.9 million Canadian, or $7.7 million U.S. dollars, outstanding under this loan.
Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $115 thousand. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. As of March 31, 2007, approximately $4.5 million was outstanding under this note. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe.
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

Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described previously. The following table presents a summary, by period, of the future contractual obligations and payments we have entered into as of March 31, 2007:

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$5,518	$6,722	$2,426	$—	$14,666
Operating leases (2)	3,828	7,462	5,302	1,614	18,206
Purchase obligations (3)	5,607	1,437	—	—	7,044

Total contractual obligations	$14,953	$15,621	$7,728	$1,614	$39,916

(1)	Long-term debt consists of our $10.0 million, 3.65% fixed rate equipment loan, our Canadian dollar secured equipment loan and our secured promissory note as discussed previously, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
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
Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 4 “Principal Clients,” to our Consolidated Financial Statements, which are included at Item 1, Financial Information, of this Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2007.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.
Variability of Operating Results
Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the holiday buying season. For the remainder of 2007, we anticipate lower variations in quarterly revenue than has historically been the case. However, we have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to principal clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain high technology clients’ businesses.

Because we service relatively few large clients, the availability of cash is highly dependent on the timing of cash receipts from accounts receivable. As a result, from time to time, we borrow cash from our line of credit to cover short-term cash needs. These borrowings are typically outstanding for a short period of time before they are repaid. However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business. Accordingly, our debt balance at the end of any given quarter is not necessarily indicative of the debt balance at any other time during that period.
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
Our critical accounting estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006, for a complete description of our Critical Accounting Estimates.
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
This discussion contains forward-looking statements subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At March 31, 2007, we had $19.4 million in cash and cash equivalents. Approximately $10.6 million of this cash was invested in various money market funds, overnight investments and commercial paper which matures within the first three months following March 31, 2007, at a combined weighted average interest rate of approximately 5.40%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan, a $10.0 million unsecured revolving line of credit, a $9.6 million Canadian dollar secured equipment loan and a $4.9 million secured promissory note:
$10.0 Million Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of March 31, 2007, we had $2.5 million outstanding under this loan.
Line of Credit. From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At March 31, 2007, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 7.25% as of March 31, 2007, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future. As of March 31, 2007, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2005. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. As of March 31, 2007, we had $8.9 million Canadian dollars, or $7.7 million U.S. dollars, outstanding under this loan.
Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. The loan will be repaid with interest in 48 monthly installments of $115 thousand. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. As of March 31, 2007, approximately $4.5 million was outstanding under this note.
Investments Available for Sale. At March 31, 2007, we had investments available for sale which, in the aggregate, had a cost basis and a fair market value of $16.1 million. At March 31, 2007, investments available for sale consisted of corporate medium-term notes, corporate floating rate notes and taxable auction rate notes. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
The fair market value of and estimated cash flows from our investments in corporate debt securities are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.
The table below provides information as of March 31, 2007, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Corporate debt securities	5.79%	$16,094	—	—	—	—	—	$16,094	$16,070

Total		$16,094	—	—	—	—	—	$16,094	$16,070

Our cash and cash equivalents also included approximately $10.6 million in commercial paper with maturities of less than three months that bear interest at a weighted average rate of 5.40%.
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

Approximately 40.6% of our expenses during the first quarter of 2007 were paid in Canadian dollars. A portion of our Canadian operations generate revenues denominated in U.S. dollars. During the first quarter of 2007, we purchased $20.0 million in Canadian dollars for $17.1 million in U.S. dollars under Canadian dollar forward contracts with Wells Fargo Bank in order to hedge our foreign currency risk with respect to these costs. We did not realize a gain or loss related to these forward contracts. As of March 31, 2007, we had $4 thousand in derivative assets associated with foreign exchange contracts. As of March 31, 2007, we had contracted to purchase $10.0 million Canadian dollars to be delivered periodically through June 2007 at a purchase price which is no more than $8.8 million and no less than $8.3 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and interim chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of May 1, 2007, we had incurred legal fees related to these suits of more than 90% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
Item 5. Other Information
On May 2, 2007, StarTek, Inc. (StarTek) and AT&T Services, Inc. (AT&T) entered into a Tier III Service Management Order and Statement of Work (“Tier III Service SOW”). The Tier III Service SOW authorizes StarTek to provide specified services to AT&T in exchange for fees as specified in the Tier III Service SOW. The Tier III Service SOW was effective as of April 1, 2007 and terminates on March 31, 2008, and is governed by the Master Agreement entered into on January 26, 2007, which is included as Exhibit 10.90 to this Form 10-Q.
Also on May 2, 2007, StarTek and AT&T entered into a High Speed Service Delivery Order and Statement of Work (“HSSD SOW”). The HSSD SOW was effective as of February 1, 2007 and terminates on March 31, 2008, and is governed by the Master Agreement entered into on January 26, 2007, which is included as Exhibit 10.90 to this Form 10-Q. The Tier III Service SOW authorizes StarTek to provide specified services to AT&T in exchange for fees as specified in the Tier III Service SOW. The HSSD SOW provides that AT&T will provide 30 days advance written notice to StarTek of any customer accounts to be transitioned or terminated in the event of expiration or termination of the HSSD SOW by either party.
On May 3, 2007, StarTek USA, Inc. (StarTek USA) and T-Mobile USA, Inc. (T-Mobile) entered into an Amendment No. 2 to the T-Mobile USA Service Partner Services Agreement dated August 1, 2005 and amended June 23, 2006. The Amendment provides, among other things, that in the event of termination, except when termination is a result of the failure of T-Mobile to pay undisputed invoices for services performed by StarTek USA, StarTek USA agrees to cooperate with T-Mobile to effectuate an orderly transition of the business and to provide services as stipulated in the exhibits to the contract pursuant to a schedule mutually agreeable to the parties for a reasonable period of time not to exceed 120 days from the date of termination.
Also on May 3, 2007, StarTek USA and T-Mobile entered into the Statement of Work — Smart Access/Pay in Advance (“T-Mobile SOW”) to the T-Mobile USA Service Partner Services Agreement dated August 1, 2005 and amended June 23, 2006 and May 3, 2007. The T-Mobile SOW authorizes StarTek to provide specified services to AT&T in exchange for fees as specified in the T-Mobile SOW. The T-Mobile SOW was effective as of April 1, 2007.

Item 6. Exhibits

Exhibit No.	Description
10.78†	Employment Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.79†	Option Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.80†	Restricted Stock Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.81†	Separation Agreement by and between StarTek, Inc. and Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).
10.84†	Amendment No. 5 to StarTek, Inc. Stock Option Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 15, 2007).
10.85&	Master Services Agreement between StarTek USA, Inc. and Cingular Wireless LLC (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 15, 2007).
10.86
Amendment dated March 1, 2007, to Call Center Services Statement of Work between StarTek USA, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 15, 2007).

10.87
Confidential Severance Agreement and General Release by and between StarTek USA, Inc. and Steven R. Boyer (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2007).

10.90&	Contact Call Center Agreement between StarTek, Inc. and AT&T Services, Inc.
10.91&	Amendment No. 4 to LSSD Ordering and Provisioning Order by and between StarTek, Inc. and AT&T Services, Inc.
10.92&	Amendment No. 2 to ACS Order by and between StarTek, Inc. and AT&T Services, Inc.
10.93&	Amendment No. 5 to Nodal Voice Ordering and Provisioning Order by and between StarTek, Inc. and AT&T Services, Inc.
10.94&	Prime Local Order by and between StarTek, Inc. and AT&T Corp.
10.95&	General Authorization Work Order by and between StarTek, Inc. and AT&T Services, Inc.
10.96	Offer letter for Susan L. Morse dated January 23, 2007.
10.97	Offer letter for D. Michael Clayton dated February 14, 2007.
10.98	Offer letter for Mary Beth Loesch dated January 23, 2007.
31.1	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ A. LAURENCE JONES	President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	Date: May 8, 2007

A. Laurence Jones

/s/ Sylvia A. Church	Vice President and Controller (Principal Accounting Officer)	Date: May 8, 2007

Sylvia A. Church

Exhibit Index

Exhibit No.	Description
10.78†	Employment Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.79†	Option Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.80†	Restricted Stock Agreement between StarTek, Inc. and A. Laurence Jones (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2007).
10.81†	Separation Agreement by and between StarTek, Inc. and Steven D. Butler (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 23, 2007).
10.84†	Amendment No. 5 to StarTek, Inc. Stock Option Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 15, 2007).
10.85&	Master Services Agreement between StarTek USA, Inc. and Cingular Wireless LLC (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 15, 2007).
10.86
Amendment dated March 1, 2007, to Call Center Services Statement of Work between StarTek USA, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 15, 2007).

10.87
Confidential Severance Agreement and General Release by and between StarTek USA, Inc. and Steven R. Boyer (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2007).

10.90&	Contact Call Center Agreement between StarTek, Inc. and AT&T Services, Inc.
10.91&	Amendment No. 4 to LSSD Ordering and Provisioning Order by and between StarTek, Inc. and AT&T Services, Inc.
10.92&	Amendment No. 2 to ACS Order by and between StarTek, Inc. and AT&T Services, Inc.
10.93&	Amendment No. 5 to Nodal Voice Ordering and Provisioning Order by and between StarTek, Inc. and AT&T Services, Inc.
10.94&	Prime Local Order by and between StarTek, Inc. and AT&T Corp.
10.95&	General Authorization Work Order by and between StarTek, Inc. and AT&T Services, Inc.
10.96	Offer letter for Susan L. Morse dated January 23, 2007.
10.97	Offer letter for D. Michael Clayton dated February 14, 2007.
10.98	Offer letter for Mary Beth Loesch dated January 23, 2007.
31.1	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.