Form 10-Q
period 2007-06-30
STARTEK INC
filed 2007-08-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 1-12793

StarTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

44 Cook Street, 4th Floor	80206
Denver, Colorado	(Zip code)
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
Common Stock, $0.01 Par Value — 14,725,791 shares as of August 1, 2007.

STARTEK, INC.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007, and 2006.	3

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006.	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007, and 2006.	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits	22

SIGNATURES

Exhibit 10.100
Exhibit 10.101
Exhibit 10.102
Exhibit 10.103
Exhibit 10.104
Exhibit 10.105
Exhibit 10.106
Exhibit 10.107
Exhibit 10.108
Exhibit 10.109
Exhibit 10.110
Exhibit 10.113
Exhibit 10.114
Exhibit 31.1
Exhibit 32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$58,832	$59,525	$116,479	$116,630
Cost of services	50,295	51,321	99,032	98,654

Gross profit	8,537	8,204	17,447	17,976
Selling, general and administrative expenses	9,040	7,389	18,432	14,962

Operating (loss) profit	(503)	815	(985)	3,014
Impairment losses	(3,018)	—	(3,018)	—
Net interest and other income (expense)	143	533	331	1,066

(Loss) income before taxes	(3,378)	1,348	(3,672)	4,080
Income tax (expense) benefit	(65)	(523)	40	(1,119)

Net (loss) income	$(3,443)	$825	$(3,632)	$2,961

Net (loss) income per share from:

Basic	$(0.23)	$0.06	$(0.25)	$0.20

Diluted	$(0.23)	$0.06	$(0.25)	$0.20

Dividends declared per common share	$—	$0.25	$—	$0.50

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	As of
	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,133	$33,437
Investments	16,573	5,933
Trade accounts receivable, less allowance for doubtful accounts of $5 and $16, respectively	40,879	46,364
Income tax receivable	3,651	1,281
Prepaid expenses and other current assets	3,417	3,009

Total current assets	91,653	90,024
Property, plant and equipment, net	56,528	60,101
Long-term deferred tax assets	3,340	4,444
Other assets	1,198	1,166

Total assets	$152,719	$155,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,962	$6,061
Accrued liabilities:
Accrued payroll	6,860	6,798
Accrued compensated absences	5,380	4,146
Accrued health insurance	245	77
Other accrued liabilities	864	338
Current portion of long-term debt	5,169	5,654
Short-term deferred income tax liabilities	1,575	754
Grant advances	954	173
Other current liabilities	365	329

Total current liabilities	25,374	24,330
Long-term debt, less current portion	8,788	10,314
Grant advances	—	781
Other liabilities	1,915	1,928

Total liabilities	36,077	37,353

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,725,791 and 14,695,791 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	147	147
Additional paid-in capital	62,202	61,669
Cumulative translation adjustment	2,130	1,222
Unrealized gain on investments available for sale	10	1
Unrealized gain (loss) on derivative instruments	207	(235)
Retained earnings	51,946	55,578

Total stockholders’ equity	116,642	118,382

Total liabilities and stockholders’ equity	$152,719	$155,735

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net (loss) income	$(3,632)	$2,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,429	8,153
Non-cash compensation cost	533	153
Impairment losses	3,018	—
Deferred income taxes	1,272	(1,243)
Realized gain on investments	—	(35)
Loss (gain) on sale of assets	3	(101)
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,771	(3,419)
Prepaid expenses and other assets	(41)	(940)
Accounts payable	(1,723)	(1,604)
Income taxes receivable, net	(2,408)	2,313
Accrued and other liabilities	1,635	1,045

Net cash provided by operating activities	12,857	7,283

Investing Activities
Purchases of investments available for sale	(17,497)	(114,490)
Proceeds from disposition of investments available for sale	6,869	127,273
Purchases of property, plant and equipment	(6,141)	(13,339)
Proceeds from disposition of property, plant and equipment	—	343

Net cash used in investing activities	(16,769)	(213)

Financing Activities
Proceeds from stock option exercises	—	1,112
Principal payments on borrowings	(2,716)	(1,253)
Dividend payments	—	(8,942)

Net cash used in financing activities	(2,716)	(9,083)
Effect of exchange rate changes on cash	324	(413)

Net decrease in cash and cash equivalents	(6,304)	(2,426)
Cash and cash equivalents at beginning of period	33,437	17,425

Cash and cash equivalents at end of period	$27,133	$14,999

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$397	$92
Income taxes paid	$1,143	$1,535
Change in unrealized gain on investments available for sale, net of tax	$9	$26
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three and six months ended June 30, 2007, are not necessarily indicative of operating results that may be expected during any other interim period of 2007 or the year ending December 31, 2007.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation was effective for our fiscal year beginning January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. The adoption of FIN 48 had no impact on our consolidated financial statements. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions, as well as in Canada. Our United States federal returns and most state returns for tax years 2003 and forward are subject to examination. Canadian returns for tax years 2002 and forward are subject to examination. No United States returns are currently under audit and no extensions of statute of limitations have been granted. The 2004 and 2005 Canadian returns are currently under audit by the Canadian Revenue Agency.
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
2. Impairment Losses
In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. In the second quarter of 2007 senior management initiated a comprehensive review of the information technology infrastructure. As a result, in connection with the preparation of this Form 10-Q for the quarter ended June 30, 2007, we recognized impairment losses of $1.7 million related to software projects in process determined to be obsolete. In addition, on July 3, 2007, we announced plans to close our facility in Hawkesbury, Ontario, Canada, by August 30, 2007. As a result of this closure we impaired $1.3 million of facility leasehold improvements in the second quarter of 2007.

3. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(3,443)	$825	$(3,632)	$2,961

Weighted average shares of common stock	14,696	14,691	14,696	14,663
Dilutive effect of stock options	—	57	—	81

Common stock and common stock equivalents	14,696	14,748	14,696	14,744

Net (loss) income per basic share	$(0.23)	$0.06	$(0.25)	$0.20

Net (loss) income per diluted share	$(0.23)	$0.06	$(0.25)	$0.20

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 763 and 727 shares in the three and six months ended June 30, 2007, respectively, and 293 and 269 shares in the three and six months ended June 30, 2006, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
4. Investments
As of June 30, 2007, investments available for sale consisted of corporate medium-term notes, corporate floating rate notes and government agency notes having an aggregate cost basis of $16,566 and an estimated fair value of $16,573. The estimated fair value of these notes included gross unrealized losses of $2 and gross unrealized gains of $9. All of the investments in our portfolio as of June 30, 2007, had contractual maturities of one year or less, with the exception of a $2,998 government agency note with a maturity date of two years.
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
We had no investments at June 30, 2007, and December 31, 2006, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period. We were not invested in any trading securities as of June 30, 2007, or December 31, 2006.
5. Debt
On June 27, 2007, we amended and renewed our revolving $10,000 line of credit agreement with Wells Fargo Bank, NA (the “Bank”) effective June 1, 2007. The amendment extends the last day under which the Bank will make advances under the line of credit to June 30, 2009. The tangible net worth we are required to have at December 31, 2006 was amended to $95,000, and must increase (but never decrease) at each subsequent fiscal quarter end by an amount equal to 25% of the net income (but only if positive) for each fiscal quarter then ended. We must generate minimum net profit after taxes of not less than $1.00 on a rolling four-quarter basis, and are not permitted to incur net losses in any two consecutive quarterly periods, nor for the quarter ending March 31, 2008. In determining such profit and loss, we may add back up to $5,000 in non-recurring non-cash charges and up to $5,000 in non-recurring cash charges incurred during the fiscal year ending December 31, 2007. We must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10,000 measured at the end of each fiscal quarter. The outstanding principal balance of the note shall bear interest at either a fluctuating rate per annum 1% below the Prime Rate or at a fixed rate per annum determined by Bank to be 1.5% above LIBOR. Interest is payable on a monthly basis. No amounts were outstanding under this line of credit as of June 30, 2007 or December 31, 2006. We were in compliance with all of our debt covenants related to this facility as of June 30, 2007 and December 31, 2006.
6. Principal Clients
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (1)	2007	2006 (1)
AT&T, Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	52.5%	54.6%	52.7%	55.5%
T-Mobile, a subsidiary of Deutsche Telekom	20.5%	20.7%	20.0%	21.6%
(1) Data shown above for AT&T, Inc. for 2006 has been adjusted from amounts previously reported on Form 10-Q for Cingular Wireless, LLC and AT&T Corp. due to the recent merger these two clients.
Our contract with Cingular Wireless, LLC (Cingular), now with AT&T, Inc. (AT&T) as a result of its acquisition of Cingular, expired in December 2006. A significant portion of that contract, including the customer care and accounts receivable management portions of the contract, has been extended for the third time through September 29, 2007 but has not yet been renewed. The remaining portion of the contract relating to the Cingular business, constituting the business care services portion of the contract, was renewed in December 2006 and expires in November 2008. During the second quarter of 2007, StarTek entered into two statements of work with AT&T, each having a term ending March 31, 2008, and StarTek amended a master services agreement with T-Mobile and entered a statement of work with T-Mobile under that master services agreement.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2007.
7. Comprehensive Income
FAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(3,443)	$825	$(3,632)	$2,961
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	783	386	907	271
Change in fair value of derivative instruments, net of tax	206	291	443	26
Change in unrealized gain (loss) on available for sale securities, net of tax	23	(29)	9	26

Comprehensive (loss) income	$(2,431)	$1,473	$(2,273)	$3,284

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three months ended June 30, 2007, these hedging commitments resulted in a gross unrealized gains of $330. During the six months ended June 30, 2007, these hedging commitments resulted in a gross unrealized gains of $714. During the three and six months ended June 30, 2006, these hedging commitments resulted in a gross unrealized gains of $466 and $42, respectively. These unrealized gains and losses have been recorded in other comprehensive income. These hedging commitments also resulted in $324 of realized gains during the three and six months ended June 30, 2007 and $375 and $623 of realized gains during the three and six months ended June 30, 2006, respectively. These realized gains were recognized in our consolidated statements of income during each respective period.
8. Income Taxes
The year-to-date effective tax rate changed from 27.4% during the first six months of 2006 to 1.1% in the first six months of 2007. This change was primarily a result of (a) a $1,793 tax-basis valuation allowance related to capital loss carryforwards that management does not believe will be offset by sufficient future capital gains before they expire. This valuation allowance reduced net income by $1,793 during both the three and six months ended June 30, 2007, and reduced basic and diluted earnings per share for the three and six months ended June 30, 2007, by $0.12; (b) Tax expense was offset by $364 for the six months ended June 30, 2007 due to estimated work opportunity tax credits received. No credits were received for the six months ended June 30, 2006 due to a change in tax law; (c) During the three months ended March 31, 2006, the settlement of an outstanding tax audit allowed us to release $410 of a reserve previously established for this audit. The release of this reserve had a positive effect on basic and diluted earnings per share for the six months ended June 30, 2006, of $0.03.
Differences between U.S. statutory income tax rates and our effective tax rates for the six months ended June 30, 2007 and 2006 were:

	Six Months Ended June 30,
	2007	2006
US statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	5.2%	1.1%
Release of reserve for state audit settlements	0.0%	(10.1%)
Capital loss valuation allowance	(48.8%)	0.0%
Work opportunity credits	9.9%	0.0%
Other, net	(0.2%)	1.4%

Total	1.1%	27.4%

9. Litigation
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

It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1,025 in legal fees. As of July 17, 2007, we had incurred legal fees related to these lawsuits of more than 90% of our $1,025 deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
10. Share-Based Compensation
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Directors’ Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans, as well as for restricted stock granted outside of those plans, for the three months ended June 30, 2007 and 2006 was $344 and $99, respectively, and is included in selling, general and administrative expense. The compensation cost that has been charged for the six months ended June 30, 2007 and 2006 was $533 and $153, respectively. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $135 and $38 for the three months ended June 30, 2007 and 2006, and $202 and $58 for the six months ended June 30, 2007 and 2006, respectively.
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
The Directors’ Option Plan was established to provide stock options to non-employee directors (the “Participants”) who are elected to serve on the StarTek, Inc. board of directors (the “Board”) and who serve continuously from commencement of their term. On May 7, 2007, our stockholders approved an amendment to the plan such that the Directors’ Option Plan provides for stock options to be granted for a maximum of 152,000 shares of common stock. Also pursuant to this stockholder approval, each Participant is granted options to acquire 6,000 shares of common stock upon election to serve on the Board and is automatically granted options to acquire 6,000 shares of common stock on each date they are re-elected to the Board, typically coinciding with each annual meeting of stockholders. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) the date when the Participant’s membership on the Board is terminated for cause; (ii) ten years from option grant date; or (iii) one year after the Participant’s death.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.56%-4.58%	4.94% - 5.11%	4.56%-4.74%	4.94% - 5.11%
Dividend yield	0%	6.63% - 7.36%	0%	6.63% - 7.36%
Expected volatility	43.97%-50.47%	42.02% - 55.0%	43.97%-50.47%	42.02% - 55.0%
Expected life in years	4.1	4.1	4.4	4.1
The risk-free interest rate for periods within the contractual life of the option is based on either the four, five or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.
A summary of option activity under the Plans as of June 30, 2007, and changes during the six months then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of January 1, 2007	940,200	$18.58
Granted	1,018,500	9.83
Exercised	—	—
Forfeited	(374,632)	14.74

Outstanding as of June 30, 2007	1,584,068	$14.11	8.7	$962

Exercisable as of June 30, 2007	443,020	$22.65	6.5	$19

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007, was $3.96 and $4.19, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006, was $3.06. No options were exercised during the six months ended June 30, 2007. The total intrinsic value of options exercised during the three and six months ended June 30, 2006, was $51 and $353, respectively. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date.
As of June 30, 2007, there was $3,620 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the three and six months ended June 30, 2007, was $176 and $285 respectively. The total fair value of shares vested during the three and six months ended June 30, 2006, was $1,088 and $1,523, respectively.
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
11. Subsequent Events
On July 3, 2007, we announced plans to close our facility in Hawkesbury, Ontario, Canada, by August 30, 2007. The majority of the contact center agents located in Hawkesbury will be offered the opportunity to apply for positions at our Cornwall, Ontario facility. As a result of this closure, $1.3 million of leasehold improvements were impaired in the second quarter of 2007. In addition, we estimate we may recognize up to $2.0 million of additional cash expenses associated with the real estate lease and other closing costs.
In addition, on July 3, 2007 we announced plans to open a new contact center in Victoria, Texas. The facility will have a 600 seat capacity and utilize a quadrant layout, flexible furniture system and a new centralized VoIP communications architecture that will help us scale more quickly to accommodate our growth plans. On July 18, 2007, we signed a multi-year lease for the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained in this Form 10-Q that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in the communications industry, consolidation in the communications industry, trend of communications companies to out-source non-core services, management turnover, dependence on and requirement to recruit qualified employees, labor costs, need to add key management personnel and specialized sales personnel, considerable pricing pressure, capacity utilization of our facilities, collection of note receivable from sale of Supply Chain Management Services platform, defense and outcome of pending class action lawsuit, lack of success of our clients’ products or services, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, inability to effectively manage growth, risks associated with advanced technologies, highly competitive markets, foreign exchange risks and other risks relating to conducting business in Canada, lack of a significant international presence, potentially significant influence on corporate actions by our largest stockholder, volatility of our stock price, geopolitical military conditions, interruption to our business, increasing costs of or interruptions in telephone and data services, compliance with SEC rules, inability to renew or replace sources of capital funding, fluctuations in the value of our investment securities portfolio, and variability of quarterly operating results. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Compared to the second quarter of 2006, revenue decreased 1.2% in the second quarter of 2007. This was driven by the temporary closing of the Petersburg facility, lower FTE due to continued staffing pressures, and lower training revenue, partially offset by new business, improved pricing, and productivity. Our gross margins increased as a result of improved pricing and productivity and customer mix. However, operating margins declined as selling, general, and administrative costs increased due to investments in human resources, information technology, sales, and other corporate expenses. Three non-cash items affected earnings in the second quarter of 2007. The first was a $1.7 million impairment charge related to software projects that were determined to be obsolete. The second was a $1.3 million impairment of leasehold improvements relating the closure of the Hawkesbury facility, announced in July 2007. The last was additional tax expense of $1.8 million from a valuation allowance relating to capital loss carryforwards that we do not believe will be offset by sufficient future capital gains prior to their expiration. This resulted in second quarter 2007 net loss and diluted loss per share of $3.4 million and $0.23, respectively.
For the six months ended June 30, 2007, revenue decreased 0.1% compared to the same period in the prior year. This revenue totals were affected by the same factors that affected the second quarter. Gross margins decreased as a result of higher costs associated with the support of new call centers that were not operating for the entire first six months of 2006 and a stronger Canadian dollar. These increased fixed costs caused gross profit dollars to decrease 2.9%. Selling, general and administrative costs increased $3.5 million as a result of the factors described above as well as severance charges in the first quarter of 2007. The net loss and diluted loss per share for the six month period ended June 30, 2007 is $3.6 million and $0.25, respectively. This loss is primarily driven by the three non-cash expenses described above.
Our cash, cash equivalents and investments increased $4.3 million from December 31, 2006, to $43.7 million as of June 30, 2007, primarily due to working capital gains; specifically, a decrease in accounts receivable. Working capital remained relatively flat at $66.3 million as of June 30, 2007, compared to $65.7 million at December 31, 2006.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Revenue	$58,832	100.0%	$59,525	100.0%	$116,479	100.0%	$116,630	100.0%
Cost of services	50,295	85.5%	51,321	86.2%	99,032	85.0%	98,654	84.6%

Gross profit	8,537	14.5%	8,204	13.8%	17,447	15.0%	17,976	15.4%
Selling, general and administrative expenses	9,040	15.4%	7,389	12.4%	18,432	15.8%	14,962	12.8%

Operating (loss) profit	(503)	-0.9%	815	1.4%	(985)	-0.8%	3,014	2.6%
Impairment losses	(3,018)	-5.1%	—	0.0%	(3,018)	-2.6%	—	0.0%
Net interest and other income (expense)	143	0.2%	533	0.9%	331	0.3%	1,066	0.9%

(Loss) income before taxes	(3,378)	-5.7%	1,348	2.3%	(3,672)	-3.2%	4,080	3.5%
Income tax (expense) benefit	(65)	-0.1%	(523)	-0.9%	40	0.0%	(1,119)	-1.0%

Net (loss) income	$(3,443)	-5.9%	$825	1.4%	$(3,632)	-3.1%	$2,961	2.5%

Revenue. Compared to the second quarter of 2006, revenue decreased 1.2% in the second quarter of 2007. This was driven by the temporary closing of the Petersburg facility, lower FTE due to continued staffing pressures, and lower training revenue, partially offset by new business, improved pricing, and productivity. Revenue decreased 0.1% in the six months ended June 30 2007 due to the same factors as those affecting the second quarter.

Cost of Services and Gross Profit. During the second quarter of 2007, cost of services decreased $1.0 million compared to the second quarter of 2006. Gross profit increased $0.3 million between the same periods. Gross margin improved from 13.8% during the second quarter of 2006 to 14.5% during the second quarter of 2007. Gross profit increased due to higher margins from new business and improved pricing from two of our existing clients, offset by both lower FTE, resulting in lower utilization, and a stronger Canadian dollar in the second quarter of 2007. For the six months ended June 30, 2007, gross profit decreased $0.5 million. This was a result of higher costs associated with the support of new call centers that were not operating for the entire first six months of 2006 and a stronger Canadian dollar.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 22.3%, during the second quarter of 2007 compared to the same quarter of 2006 due to investments in human resources, information technology, sales, and other corporate expenses. This is driven by higher bonus accrual and option expense, increased deprecation from the implementation of a new data warehouse, increased staffing to support the larger business infrastructure, and higher commissions and recruiting fees experienced in the second quarter of 2007. For the six months ended June 30, 2007, selling, general and administrative expenses increased $3.5 million, due to severance charges of $0.8 million in the first quarter of 2007 as well as the factors described above.
Operating Profit. The second quarter of 2007 generated an operating loss of $0.5 million compared to operating profit of $0.8 million during the same quarter of 2006. The decline was driven by increased selling, general, and administrative costs, as discussed previously. For the six months ended June 30, 2007, we had an operating loss of $1.0 million compared to an operating profit of $3.0 million for the same period in the prior year. This was again driven by increased selling, general, and administrative costs, as discussed previously, as well as the lower gross profit.
Impairment Losses. In the second quarter of 2007 we incurred two impairment losses. The first was for $1.7 million relating to software projects that were determined to be obsolete. The second was for $1.3 million of leasehold improvements relating to the closure of the Hawkesbury facility, announced in July 2007.
Net Interest and Other Income. Net interest and other income declined $0.4 million during the second quarter of 2007, compared to the same period in the previous year. This decline was due to increased debt servicing costs related to two long-term debt facilities entered into in November 2006. For the six months ended June 30, 2007, net interest and other income declined $0.7 million due to the same factors as affected the second quarter.
Income Tax Expense. During the second quarter of 2007, we had tax expense of $0.1 million. Although we were in a pre-tax loss position in the second quarter, tax benefits were offset by $1.8 million due to a valuation allowance relating to capital loss carryforwards that we do not believe will be offset by sufficient future capital gains prior to their expiration. This charge was partially offset by work opportunity tax credits that had a net effect of reducing tax expense by $0.4 million. These factors also affected the six months ended June 30, 2007, where the tax benefit was $0.04 million.
Net Income. Our business generated a net loss of $3.4 million during the second quarter of 2007 compared to net income of $0.8 million in the same period of 2006. For the six months ended June 30, 2007, our business generated a net loss of $3.6 million, compared to net income of $3.0 million in the same period of 2006. In both cases, this loss was driven by increases in selling, general and administrative expense and the non-cash impact of the impairment charges relating to software projects and the Hawkesbury closure, as well as the valuation allowance relating to capital loss carryforwards, as described previously.
Liquidity and Capital Resources
As of June 30, 2007, we had working capital of $66.3 million, which was relatively unchanged from $65.7 million at December 31, 2006. Cash generated from operating activities was $12.9 million during the six months ended June 30, 2007.
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
Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $5.6 million for the six months ended June 30, 2007, compared to the same period in 2006. This increase was largely attributable to decreases in accounts receivable and deferred tax assets, offset by increases in income tax receivable and a net loss for the quarter. The decrease in accounts receivable was driven by the timing of a payment received from one of our large customers. Deferred tax assets declined as a result of establishing a valuation allowance of $1.8 million against a deferred tax asset related to capital loss carryforwards. Income tax receivable increased as a result of the loss for the quarter, as well as true-ups related to the 2006 Canadian tax return.
Net Cash Used In Investing Activities. Net cash used in investing activities was $16.8 million during the first six months of 2007 compared to net cash used in investing activities of $0.2 million in the same period of 2006. This change was driven by changes in our investment activity. Through the first half of 2007, investment activity resulted in $10.6 million of net purchases as we continued to invest cash generated by operations. During the first half of 2006, investment activity resulted in net proceeds of $12.8 million. Purchases of property, plant and equipment resulted in a cash expenditure of $13.3 million in the first half of 2006 as we invested in the build-out of three new call center facilities.
During the remainder of 2007, we anticipate using most of our capital expenditures for capacity expansion, continued information technology infrastructure improvements, and development of new service offerings as we see fit. Some of these expenditures will be used to develop a new site in Victoria, Texas, which was leased in July 2007 and is expected to open in the fourth quarter of 2007. We may use our capital expenditures towards further capacity expansion when and if it is needed. Our actual capital expenditures may vary depending on the infrastructure required to give quality service to our clients based on our continual assessment of capacity needs. We believe our existing facilities, including the facility we are currently developing in Victoria, Texas, are adequate for our current operations. Additional capacity expansion may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.
Net Cash Used in Financing Activities. In January 2007, our board of directors announced that we would not be paying a dividend for the foreseeable future. This, in turn, resulted in a $7.3 million decrease in cash used in financing activities during the six month period ended June 30, 2007, when compared with the same period in 2006.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan with a $1.8 million remaining balance, a $10.0 million unsecured revolving line of credit with no borrowings outstanding, a $9.6 million Canadian dollar secured equipment loan with an $8.4 million Canadian dollar balance outstanding, and a $4.9 million secured promissory note with a $4.3 million balance outstanding.
Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. The loan is secured by certain furniture, telephone and computer equipment. As of June 30, 2007, we had $1.8 million outstanding under this loan, all of which was classified as current portion of long-term debt.
Line of Credit. From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At June 30, 2007, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 8.25% as of June 30, 2007, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future. As of June 30, 2007, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2007.

Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. As of June 30, 2007, we had $8.4 million Canadian, or $7.8 million U.S. dollars, outstanding under this loan.
Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $115 thousand. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. As of June 30, 2007, approximately $4.3 million was outstanding under this note. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe.
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
Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described previously. The following table presents a summary, by period, of the future contractual obligations and purchase obligations we have entered into as of June 30, 2007:

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$5,169	$7,181	$1,607	$—	$13,957
Operating leases (2)	3,947	10,244	3,332	122	17,645
Purchase obligations (3)	1,348	794	—	—	2,142

Total contractual obligations	$10,464	$18,219	$4,939	$122	$33,744

(1)	Long-term debt consists of our $10.0 million, 3.65% fixed rate equipment loan, our Canadian dollar secured equipment loan and our secured promissory note as discussed previously, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
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

Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 6 “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, Financial Information, of this Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2007.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.
Variability of Operating Results
We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to principal clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; (vi) cyclical nature of certain high technology clients’ businesses; and (vii) movements of foreign exchange rates.
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

Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At June 30, 2007, we had $27.1 million in cash and cash equivalents. Approximately $12.1 million of this cash was invested in various money market funds, commercial paper and floating rate demand notes which matures within 90 days of purchase at a combined weighted average interest rate of approximately 5.4%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan with a $1.8 million remaining balance, a $10.0 million unsecured revolving line of credit with no borrowings outstanding, a $9.6 million Canadian dollar secured equipment loan with an $8.4 million Canadian dollar balance outstanding, and a $4.9 million secured promissory note with a $4.3 million balance outstanding.
$10.0 Million Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of June 30, 2007, we had $1.8 million outstanding under this loan.
Line of Credit. From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At June 30, 2007, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 8.25% as of June 30, 2007, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future. As of June 30, 2007, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2007.
Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. As of June 30, 2007, we had $8.4 million Canadian dollars, or $7.8 million U.S. dollars, outstanding under this loan.
Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. The loan will be repaid with interest in 48 monthly installments of $115. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. As of June 30, 2007, approximately $4.3 million was outstanding under this note.
Investments Available for Sale. At June 30, 2007, we had investments available for sale which, in the aggregate, had a cost basis and a fair market value of $16.6 million. At June 30, 2007, investments available for sale consisted of corporate medium-term notes, corporate floating rate notes and government agency notes. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
The fair market value of and estimated cash flows from our investments in corporate debt securities are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.

The table below provides information as of June 30, 2007, about maturity dates and corresponding weighted average interest rates related to certain of our investments available for sale:

	Weighted
	Average
	Interest								Fair
	Rates	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Value
Corporate debt securities	5.12%	$13,566	3,000	—	—	—	—	$16,566	$16,573

Total		$13,566	3,000	—	—	—	—	$16,566	$16,573

Our cash and cash equivalents also included approximately $12.1 million in commercial paper with maturities of less than three months that bear interest at a weighted average rate of 5.4%.
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
Approximately 39.9% of our expenses during the second quarter of 2007 were paid in Canadian dollars. A portion of our Canadian operations generate revenues denominated in U.S. dollars. During the second quarter of 2007, we purchased $18.0 million in Canadian dollars for $16.2 million in U.S. dollars under Canadian dollar forward contracts with Wells Fargo Bank in order to hedge our foreign currency risk with respect to these costs. We realized a gain related to these forward contracts of $324 in the second quarter. As of June 30, 2007, we had $335 in derivative assets associated with foreign exchange contracts. As of June 30, 2007, we had contracted to purchase $38.4 million Canadian dollars to be delivered periodically through March 2008 at a purchase price which is no more than $36.0 million and no less than $33.7 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and interim chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of August 1, 2007, we had incurred legal fees related to these suits of more than 90% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of StarTek, Inc. was held on May 7, 2007. Stockholders were invited to vote, by proxy or in person, for or against four items. The results of the vote were as follows:

			Abstain/
	For	Against	Withhold	Broker Non-Vote
Election of Directors
Ed Zschau	13,218,777	—	559,551
Kay Norton	13,105,141	—	673,187
Albert C. Yates	13,219,483	—	558,845
A. Laurence Jones	13,222,881	—	555,447

Ratify Appointment of Ernst & Young LLP as independent auditors of the company for the year ending December 31, 2007	13,716,669	38,772	22,786

Amendment of Stock Option Plan to increase the maximum number of shares available for award under the plan from 2,100,000 to 2,588,000	9,456,131	1,318,838	54,757	2,948,602

Amendment of Directors’ Stock Option Plan to increase the maximum number of shares available for award under the plan from 140,000 to 152,000 and to increase the number of shares for which options are granted to a participant upon initial election to the board of directors and upon re-election to the board of directors from 3,000 to 6,000	9,750,949	1,050,180	28,597	2,948,602

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

3.2	Restated Bylaws of the Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).

4.1	Specimen Common Stock certificate (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.99	Third Amendment to Credit Agreement and Revolving Line of Credit Note, each dated as of June 1, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

10.100	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services signed April 16, 2007.

10.101	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services signed June 11, 2007.

10.102	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services dated effective July 29, 2007.

10.103 &	Agreement Order for AT&T Mobile Solutions Order Processing & Customer Care Services statement of work by and between StarTek, Inc. and AT&T Services, Inc. signed June 21, 2007.

10.104 &	Agreement Order for High Speed Service Delivery between StarTek, Inc. and AT&T Services, Inc. signed May 2, 2007.

10.105 &	Agreement Order for Tier III Service Management by and between StarTek, Inc. and AT&T Services, Inc. signed May 2, 2007.

10.106 &	Agreement Order for EMBR Program between StarTek, Inc. and AT&T Crop. signed June 15, 2007.

10.107 &	Amendment No. 2 to Service Partner Services Agreement between StarTek USA, Inc. and T-Mobile USA, Inc. signed May 3, 2007.

10.108 †	Amendment to terms of employment of Michael Griffith made May 11, 2007.

10.109 †	Offer letter for Doug Pontious dated March 26, 2007.

10.110 †	Amendment to employment agreement of A. Laurence Jones signed July 9, 2007.

10.111 †	Amendment No. 6 to StarTek, Inc. Stock Option Plan (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on May 9, 2007).

10.112 †	Amendment No. 3 to StarTek, Inc. Directors’ Stock Option Plan (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on May 9, 2007).

10.113 †	2007 Sales Commission Plan.

10.114 †	2007 Incentive Bonus Plan.

31.1	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ A. LAURENCE JONES A. Laurence Jones	President, Chief Executive Officer and Interim Chief Financial Officer	Date: August 7, 2007
(Principal Executive Officer and
Principal Financial Officer)

/s/ Sylvia A. Church Sylvia A. Church	Vice President and Controller (Principal Accounting Officer)	Date: August 7, 2007

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).

3.2	Restated Bylaws of the Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).

4.1	Specimen Common Stock certificate (incorporated herein by reference to Amendment No. 1 to Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 7, 1997).

10.99	Third Amendment to Credit Agreement and Revolving Line of Credit Note, each dated as of June 1, 2007 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 3, 2007).

10.100	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services signed April 16, 2007.

10.101	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services signed June 11, 2007.

10.102	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services dated effective July 29, 2007.

10.103 &	Agreement Order for AT&T Mobile Solutions Order Processing & Customer Care Services statement of work by and between StarTek, Inc. and AT&T Services, Inc. signed June 21, 2007.

10.104 &	Agreement Order for High Speed Service Delivery between StarTek, Inc. and AT&T Services, Inc. signed May 2, 2007.

10.105 &	Agreement Order for Tier III Service Management by and between StarTek, Inc. and AT&T Services, Inc. signed May 2, 2007.

10.106 &	Agreement Order for EMBR Program between StarTek, Inc. and AT&T Crop. signed June 15, 2007.

10.107 &	Amendment No. 2 to Service Partner Services Agreement between StarTek USA, Inc. and T-Mobile USA, Inc. signed May 3, 2007.

10.108 †	Amendment to terms of employment of Michael Griffith made May 11, 2007.

10.109 †	Offer letter for Doug Pontious dated March 26, 2007.

10.110 †	Amendment to employment agreement of A. Laurence Jones signed July 9, 2007.

10.111 †	Amendment No. 6 to StarTek, Inc. Stock Option Plan (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on May 9, 2007).

10.112 †	Amendment No. 3 to StarTek, Inc. Directors’ Stock Option Plan (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on May 9, 2007).

10.113 †	2007 Sales Commission Plan.

10.114 †	2007 Incentive Bonus Plan.

31.1	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).