Form 10-Q
period 2007-09-30
STARTEK INC
filed 2007-11-06
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Common Stock, $0.01 Par Value — 14,735,791 shares as of November 1, 2007.

STARTEK, INC.
FORM 10-Q
INDEX

Page #

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	3

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 6. Exhibits	22

SIGNATURES

Exhibit 4.2
Exhibit 10.117
Exhibit 10.118
Exhibit 10.119
Exhibit 10.120
Exhibit 10.121
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$63,169	$61,865	$179,648	$178,495
Cost of services	52,853	52,104	151,885	150,758

Gross profit	10,316	9,761	27,763	27,737
Selling, general and administrative expenses	9,693	7,533	28,125	22,495
Impairment losses and restructuring charges	1,032	—	4,050	—

Operating (loss) income	(409)	2,228	(4,412)	5,242
Net interest and other income	232	337	563	1,403

(Loss) income before taxes	(177)	2,565	(3,849)	6,645
Income tax benefit (expense)	548	(995)	588	(2,114)

Net income (loss)	$371	$1,570	$(3,261)	$4,531

Net income (loss) per share:
Basic	$0.03	$0.11	$(0.22)	$0.31

Diluted	$0.03	$0.11	$(0.22)	$0.31

Dividends declared per common share	$—	$0.25	$—	$0.75

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	As of
	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$17,057	$33,437
Investments	16,350	5,933
Trade accounts receivable, less allowance for doubtful accounts of $36 and $16, respectively	51,087	46,364
Income tax receivable	3,856	1,281
Prepaid expenses	2,442	3,009
Other assets	1,374	—

Total current assets	92,166	90,024

Property, plant and equipment, net	57,417	60,101
Long-term deferred tax assets	3,755	4,444
Other assets	1,205	1,166

Total assets	$154,543	$155,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,067	$6,061
Accrued liabilities:
Accrued payroll	6,938	6,798
Accrued compensated absences	5,114	4,146
Accrued health insurance	176	77
Accrued restructuring costs	517	—
Other accrued liabilities	623	338
Current portion of long-term debt	4,721	5,654
Short-term deferred income tax liabilities	1,850	754
Grant advances	954	173
Other current liabilities	572	329

Total current liabilities	25,532	24,330

Long-term debt, less current portion	8,316	10,314
Grant advances	—	781
Other liabilities	2,082	1,928

Total liabilities	35,930	37,353

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,735,791 and 14,695,791 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	147	147
Additional paid-in capital	62,429	61,669
Cumulative translation adjustment	2,808	1,222
Unrealized gain on investments available for sale	37	1
Unrealized gain (loss) on derivative instruments	875	(235)
Retained earnings	52,317	55,578

Total stockholders’ equity	118,613	118,382

Total liabilities and stockholders’ equity	$154,543	$155,735

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net (loss) income	$(3,261)	$4,531
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,724	12,468
Non-cash compensation expense	760	242
Impairment charge	3,583	—
Deferred income taxes	482	(1,528)
Realized gain on investments	—	(36)
Loss (gain) on sale of assets, or disposal of assets	53	(98)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4,230)	(7,258)
Prepaid expenses and other assets	644	348
Accounts payable	(1,624)	143
Income taxes receivable, net	(2,579)	2,992
Accrued and other liabilities	1,719	(604)

Net cash provided by operating activities	8,271	11,200

Investing Activities
Purchases of investments available for sale	(28,931)	(200,355)
Proceeds from disposition of investments available for sale	18,569	210,604
Purchases of property, plant and equipment	(10,605)	(16,116)
Proceeds from disposition of property, plant and equipment	—	343

Net cash used in investing activities	(20,967)	(5,524)

Financing Activities
Proceeds from stock option exercises	—	1,112
Principal payments on borrowings	(4,191)	(1,888)
Dividend payments	—	(12,616)

Net cash used in financing activities	(4,191)	(13,392)
Effect of exchange rate changes on cash	507	(439)

Net decrease in cash and cash equivalents	(16,380)	(8,155)
Cash and cash equivalents at beginning of period	33,437	17,425

Cash and cash equivalents at end of period	$17,057	$9,270

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$570	$130
Income taxes paid	$1,576	$2,389
Change in unrealized gain on investments available for sale, net of tax	$36	$25
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three and nine months ended September 30, 2007, are not necessarily indicative of operating results that may be expected during any other interim period of 2007 or the year ending December 31, 2007.
The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation was effective for our fiscal year beginning January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. The adoption of FIN 48 had no impact on our consolidated financial statements. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions, as well as in Canada. Our United States federal returns and most state returns for tax years 2004 and forward are subject to examination. Canadian returns for tax years 2003 and forward are subject to examination. No United States returns are currently under audit and no extensions of statute of limitations have been granted. The 2004 and 2005 Canadian returns are currently under audit by the Canadian Revenue Agency.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating FAS No. 157 and have not yet determined the impact, if any, that the adoption of FAS No. 157 will have on our consolidated results of operations, financial condition or cash flows.
In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS No. 159”). FAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of FAS No. 159 on our financial position and results of operations.

2. Impairment Losses and Restructuring Charges
In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. In the second quarter of 2007 senior management initiated a comprehensive review of the information technology infrastructure. As a result, for the quarter ended June 30, 2007, we recognized impairment losses of $1,745 related to software projects in process determined to be obsolete. In addition, on July 3, 2007, we announced plans to close our facility in Hawkesbury, Ontario, Canada, by August 30, 2007. As a result of this closure, we impaired $1,273 of facility leasehold improvements in the second quarter of 2007. FAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan.
A significant assumption used in determining the amount of estimated liability for closing sites is the estimated liability for future lease payments on vacant facilities. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations.
As a result of the closure of our Hawkesbury, Ontario, Canada facility, we recorded impairment charges of $565 and restructuring costs of $467 related to lease costs, telephony disconnects and other expenses in the third quarter of 2007. Included in accrued restructuring costs on the Condensed Consolidated Balance Sheet as of September 30, 2007 is $50 of an existing deferred rent liability related to the Hawkesbury facility recorded in previous periods. None of the estimated restructuring charges have been paid as of September 30, 2007.
3. Net Income Per Share
Basic and diluted net income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$371	$1,570	$(3,261)	$4,531

Weighted average shares of common stock	14,696	14,696	14,696	14,674
Dilutive effect of stock options	1	—	—	41

Common stock and common stock equivalents	14,697	14,696	14,696	14,715

Net income (loss) per basic share	$0.03	$0.11	$(0.22)	$0.31

Net income (loss) per diluted share	$0.03	$0.11	$(0.22)	$0.31

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 763,964 and 710,470 shares in the three and nine months ended September 30, 2007, respectively, and 760,640 and 291,635 shares in the three and nine months ended September 30, 2006, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

4. Investments
As of September 30, 2007, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

Government debt securities	$1,000	$1	$—	$1,001
Corporate debt securities	15,316	43	10	15,349

Total	$16,316	$44	$10	$16,350

As of September 30, 2007, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

	Within 1
	Year	1 - 5 Years	Total	Fair Value

Government debt securities	$—	$1,000	$1,000	$1,001
Corporate debt securities	13,823	1,493	15,316	15,349

Total	$13,823	$2,493	$16,316	$16,350

The estimated fair value of these investments included gross unrealized losses of $10 and gross unrealized gains of $43. All of the investments in our portfolio as of September 30, 2007 had contractual maturities of one year or less, with the exception of $2,493 with maturities of between 1 and 2 years.
As of December 31, 2006, investments available for sale consisted of corporate debt securities including corporate medium term notes and corporate floating debt with a cost basis of $5,937 and an estimated fair value of $5,933. The estimated fair value of these notes included gross unrealized losses of $4 and no gross unrealized gains. All of the investments in our portfolio as of December 31, 2006, had contractual maturities of one year or less.
We had no investments at September 30, 2007, and December 31, 2006, that had carried unrealized losses for longer than twelve months and no securities were deemed other-than-temporarily impaired during either period. We were not invested in any trading securities as of September 30, 2007 or December 31, 2006.
5. Debt
On June 27, 2007, we amended and renewed our revolving $10,000 line of credit agreement with Wells Fargo Bank, NA (the “Bank”) effective June 1, 2007. The amendment extends the last day under which the Bank will make advances under the line of credit to June 30, 2009. The tangible net worth we are required to have at December 31, 2006 was amended to $95,000, and must increase (but never decrease) at each subsequent fiscal quarter end by an amount equal to 25% of the net income (but only if positive) for each fiscal quarter then ended. We must generate minimum net profit after taxes of not less than $1.00 on a rolling four-quarter basis, and are not permitted to incur net losses in any two consecutive quarterly periods, nor for the quarter ending March 31, 2008. In determining such profit and loss, we may add back up to $5,000 in non-recurring non-cash charges and up to $5,000 in non-recurring cash charges incurred during the fiscal year ending December 31, 2007. We must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10,000 measured at the end of each fiscal quarter. The outstanding principal balance of the note shall bear interest at either a fluctuating rate per annum 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. Interest is payable on a monthly basis. No amounts were outstanding under this line of credit as of September 30, 2007 or December 31, 2006. We were in compliance with all of our debt covenants related to this facility as of September 30, 2007 and December 31, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006(1)	2007	2006(1)
AT&T, Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	49.0%	50.4%	51.4%	53.7%
T-Mobile, a subsidiary of Deutsche Telekom	22.7%	20.3%	21.0%	21.1%

(1)	Data shown above for AT&T, Inc. for 2006 has been adjusted from amounts previously reported on Form 10-Q for Cingular Wireless, LLC and AT&T Corp. due to the recent merger these two clients.
Our contract with Cingular Wireless, LLC (Cingular), now with AT&T, Inc. (AT&T) as a result of its acquisition of Cingular, expired in December 2006. A significant portion of that contract, including the customer care and accounts receivable management portions of the contract, has been extended for the fourth time through November 29, 2007 but has not yet been renewed. The remaining portion of the contract relating to the Cingular business, constituting the business care services portion of the contract, was renewed in December 2006 and expires in November 2008. StarTek entered into a services agreement with T-Mobile for the provision of certain call center services and entered a statement of work with T-Mobile under that services agreement effective October 1, 2007 (the “New Agreement”). The earlier agreement between StarTek and T-Mobile for call center services dated August 1, 2005, as amended (the “Earlier Agreement”), was terminated by mutual agreement upon execution of the New Agreement. The Earlier Agreement is the one identified as Exhibit 10.39 in our Form 10-K for the year ended December 31, 2006.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2007.
7. Comprehensive Income
FAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$371	$1,570	$(3,261)	$4,531
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	679	(47)	1,586	224
Change in fair value of derivative instruments, net of tax	667	(106)	1,110	(80)
Change in unrealized gain (loss) on available for sale securities, net of tax	27	(1)	36	25

Comprehensive income (loss)	$1,744	$1,416	$(529)	$4,700

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within nine months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three months ended September 30, 2007, these hedging commitments resulted in gross unrealized gains of $1,040. During the nine months ended September 30, 2007, these hedging commitments resulted in gross unrealized gains of $1,754. During the three and nine months ended September 30, 2006, these hedging commitments resulted in a gross unrealized loss of $169 and $127, respectively. These unrealized gains and losses have been recorded in other comprehensive income. These hedging commitments also resulted in $406 and $730 of realized gains during the three and nine months ended September 30, 2007, respectively and $124 and $747 of realized gains during the three and nine months ended September 30, 2006, respectively. These realized gains were recognized in our consolidated statements of income during each respective period.
8. Income Taxes
The year-to-date effective tax rate changed from 31.8% during the first nine months of 2006 to 15.3% in the first nine months of 2007. This change was primarily a result of: (a) a $1,793 tax-basis valuation allowance established in the second quarter of 2007, related to capital loss carryforwards that management does not believe will be offset by sufficient future capital gains before they expire. This valuation allowance reduced net income by $1,793 during the nine months ended September 30, 2007 and reduced basic and diluted earnings per share for the nine months ended September 30, 2007 by $0.12. Approximately $100 of capital gains were generated in the third quarter of 2007 which reduced this tax basis valuation allowance; (b) Tax expense was offset by $364 for the nine months ended September 30, 2007 due to estimated work opportunity tax credits received. No credits were received for the nine months ended September 30, 2006 due to a change in tax law; (c) During the three months ended March 31, 2006, the settlement of an outstanding tax audit allowed us to release $410 of a reserve previously established for this audit. The release of this reserve had a positive effect on basic and diluted earnings per share for the nine months ended September 30, 2006 of $0.03; and (d) During the second and third quarters of 2007, we filed our 2006 state, Federal and Canadian returns, resulting in approximately $692 of adjustments to our estimated tax liability. Adjustments were primarily the result of additional work opportunity tax credits received.
Differences between U.S. statutory income tax rates and our effective tax rates for the nine months ended September 30, 2007 and 2006 were:

	Nine Months Ended September 30,
	2007	2006
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	2.8%	1.4%
Release of reserve for state audit settlements	0.0%	(6.2%)
Capital loss valuation allowance	(43.8%)	(1.3%)
Work opportunity credits	20.0%	0.0%
Other, net	1.3%	2.9%

Total	15.3%	31.8%

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

Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions. On October 1, 2007, the court granted our motion and entered judgment dismissing the consolidated derivative actions with prejudice.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1,025 in legal fees. As of October 23, 2007, we had incurred legal fees related to these lawsuits of more than 90% of our $1,025 deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
10. Share-Based Compensation
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Directors’ Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans, as well as for restricted stock granted outside of those plans, for the three months ended September 30, 2007 and 2006 was $227 and $89, respectively, and is included in selling, general and administrative expense. The compensation cost that has been charged for the nine months ended September 30, 2007 and 2006 was $760 and $242, respectively. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $85 and $28 for the three months ended September 30, 2007 and 2006, and $287 and $77 for the nine months ended September 30, 2007 and 2006, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	3.90% - 4.62%	4.74% - 5.05%	3.90% - 4.74%	4.74% - 5.11%
Dividend yield	0%	7.51% - 9.02%	0%	6.63% - 9.02%
Expected volatility	43.12% - 43.45%	42.02% - 55.00%	43.12% - 50.47%	42.02% - 55.0%
Expected life in years	4.0	4.2	4.4	3.9
The risk-free interest rate for periods within the contractual life of the option is based on either the four, five or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.
A summary of option activity under the Plans as of September 30, 2007, and changes during the nine months then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of January 1, 2007	940,200	$18.58
Granted	1,249,180	9.92
Exercised	—	—
Forfeited	(484,913)	13.90

Outstanding as of September 30, 2007	1,704,467	$13.57	8.6	$376

Exercisable as of September 30, 2007	464,728	$22.08	6.4	$7

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007, was $4.03 and $4.16, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006, was $2.42 and $2.94, respectively . There were no options exercised during the three or nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $353. There were no options exercised during the three months ended September 30, 2006. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date.
As of September 30, 2007, there was $4,182 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the three and nine months ended September 30, 2007, was $81 and $366 respectively. The total fair value of shares vested during the three and nine months ended September 30, 2006, was $109 and $110, respectively.
On January 5, 2007, Mr. A. Laurence Jones was granted 30,000 restricted shares pursuant to his appointment as President and Chief Executive Officer. These shares were not granted under either the StarTek, Inc. Stock Option Plan nor the Directors’ Option Plan. The restricted shares are subject to forfeiture and lapse as to 10,000 shares on January 5, 2008 and as to 20,000 shares on January 5, 2011, provided that the restrictions on the 20,000 share tranche may lapse earlier pursuant to certain performance criteria. The performance criteria specify that the 20,000 share tranche may vest as to 10,000 shares upon certification by the compensation committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2008 fiscal year and 10,000 shares upon certification by the compensation committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2009 fiscal year. On September 10, 2007, Mr. David G. Durham was granted 10,000 restricted shares pursuant to his appointment as Executive Vice President, Treasurer, and Chief Financial Officer. These shares were not granted under either the StarTek, Inc. Stock Option Plan nor the Directors’ Option Plan. These shares are subject to forfeiture until they have vested and will vest as follows: 3,333 shares on September 10, 2008, 3,333 on September 10, 2009 and 3,334 on September 10, 2010.

11. Subsequent Event
On October 12, 2007, StarTek USA, Inc. (StarTek) and T-Mobile USA, Inc. (T-Mobile), entered into a Services Agreement and Statement of Work (together, the “Agreement”). Pursuant to the Agreement, StarTek will provide various call center and customer care services. T-Mobile will pay StarTek fees based on usage and other customary fees for the services provided under the provisions of the Agreement.
The Agreement is effective as of October 1, 2007 and has an initial term of two years. The Agreement automatically renews for periods of one year, unless either party provides written notice of non-renewal to the other party at least sixty days prior to the expiration of the then current term. T-Mobile may terminate the Agreement upon giving at least ninety days prior written notice to StarTek. Either party may terminate the Agreement upon breach (which, in some cases, only occurs after failure to cure within a certain period), certain insolvency events of the other party, or a force majeure event that persists or is reasonably likely to persist for 30 days. Upon expiration or termination of the Agreement, the parties are to cooperate with each other to effectuate an orderly transition of the business for a period of time not to exceed ninety days.
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
Executive Overview
StarTek is a leading provider of high value business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our robust solutions leverage industry knowledge, best business practices, highly skilled agents, proven operational excellence and flexible technology. The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 18 operational facilities in the U.S. and Canada.

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
Revenue in the third quarter of 2007 increased 2.1% compared to the third quarter of 2006, due to expanded services offerings, revenue generated by new customers, improved pricing and productivity, partially offset by lower full time equivalent customer care representative headcount (“FTE”). Our gross margins increased as a result of improved pricing, improved productivity and a shift in customer mix toward higher margin clients, offset by the weakening of the U.S. dollar compared to the Canadian dollar. Operating margins declined compared to the third quarter of 2006, as selling, general and administrative expenses (“SG&A”) increased at a faster rate than revenue and gross profit, plus we incurred impairment and restructuring charges in the quarter. Other income in the current quarter, combined with an income tax benefit, resulted in net income of $0.4 million, and diluted earnings per share of $0.03, compared to net income of $1.6 million and earnings per share of $0.11 in the third quarter of 2006.
For the nine months ended September 30, 2007, revenue increased 0.6% compared to the same period in the prior year. Revenue for the period was positively impacted by the same factors that affected the third quarter, but negatively impacted by the temporary closing of our Petersburg, Virginia facility. Gross margin for the nine months ending September 30, 2007 was flat with the gross margin for the same period in 2006, as improved pricing, improved productivity and customer mix were offset by higher contact center start up costs and unfavorable foreign currency trends. Higher SG&A costs, plus impairment and restructuring charges resulted in a net loss of $3.3 million for the first nine months of 2007, compared to net income of $4.5 million for the same period in 2006.
Results of Operations
The following table sets forth certain unaudited condensed consolidated income statement data as a percentage of revenue from continuing operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Revenue	$63,169	100.0%	$61,865	100.0%	$179,648	100.0%	$178,495	100.0%
Cost of services	52,853	83.7%	52,104	84.2%	151,885	84.5%	150,758	84.5%

Gross profit	10,316	16.3%	9,761	15.8%	27,763	15.5%	27,737	15.5%
Selling, general and administrative expenses	9,693	15.3%	7,533	12.2%	28,125	15.7%	22,495	12.6%
Impairment and restructuring charges	1,032	1.6%	—	0.0%	4,050	2.3%	—	0.0%

Operating (loss) income	(409)	-0.6%	2,228	3.6%	(4,412)	-2.5%	5,242	2.9%
Net interest and other income	232	0.4%	337	0.5%	563	0.3%	1,403	0.8%

(Loss) income before income taxes	(177)	-0.3%	2,565	4.1%	(3,849)	-2.1%	6,645	3.7%
Income tax benefit (expense)	548	0.9%	(995)	-1.6%	588	0.3%	(2,114)	-1.2%

Net income (loss)	371	0.6%	1,570	2.5%	(3,261)	-1.8%	4,531	2.5%

Revenue. Revenue for the third quarter of 2007 totaled $63.2 million, a 2.1% increase compared to $61.9 million reported in the third quarter of 2006. This increase was driven by expanded services delivered to several existing customers as well as revenue contributed by two new accounts. Improved pricing and improved site productivity also contributed to the revenue increase. The revenue increase was partially offset by a lower number of FTEs in the current period due to staffing pressure in several markets combined with the January 2007 closing and August 2007 re-opening and ramping up of our Petersburg, Virginia facility. Revenue for the nine months ended September 30, 2007, totaled $179.6 million, an increase of 0.6% compared to the $178.5 million reported for the same period in 2006. Revenue for the nine month period was positively impacted by the same factors that helped the third quarter, however, the January closure and August 2007 re-opening of our Petersburg, Virginia facility had a more significant negative impact on our nine month results with that facility being closed for six months of the nine month period.
Cost of Services and Gross Profit. Gross profit in the third quarter of 2007 totaled $10.3 million, a $0.6 million increase compared to $9.7 million reported in third quarter of 2006. As a percentage of revenue, gross profit improved to 16.3% in the third quarter of 2007, a 50 basis point improvement compared to the 15.8% reported in the third quarter of 2006. Gross profit as a percentage of revenue increased due to higher margins from new business and improved pricing from two of our existing clients. These improvements were offset by both lower FTEs, resulting in lower utilization, and a continued weakening of the U.S. dollar compared to the Canadian dollar in the third quarter of 2007. Gross profit for the nine months ended September 30, 2007 totaled $27.8 million, a $0.1 million increase compared to $27.7 million reported for the same period in 2006. As a percentage of revenue gross profit was essentially flat for both nine month periods at 15.5%. Improved pricing, improved productivity and customer mix were offset by higher start up costs associated with new call centers that were not operating for the entire nine month period in 2006. In addition, the weakening of the U.S. dollar against the Canadian dollar also put downward pressure on gross margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the third quarter of 2007 totaled $9.7 million, an increase of $2.2 million, or 28.7%, compared to the $7.5 million reported in the same quarter of 2006. The increase is due to investments in human resources, information technology, sales, and other corporate expenses in support of our growth strategy. Incremental salary expense and depreciation expense associated with the deployment of several internal information technology systems contributed most to the increase. For the nine months ended September 30, 2007, SG&A totaled $28.1 million, an increase of $5.6 million, or 25.0%, compared to the same period in 2006. The increase for the nine month period is due to the increased salary and depreciation expense described above, as well as severance charges of $0.8 million incurred in the first quarter of 2007.
Impairment and Restructuring Charges. In the third quarter of 2007 we incurred impairment and restructuring charges totaling $1.0 million related to the closure of our Hawkesbury, Ontario facility. In the nine months ending September 30, 2007, we incurred impairment and restructuring charges totaling $4.0 million, which included Hawkesbury facility closure costs totaling $2.3 million, plus a $1.7 million charge relating to capitalized software project costs that were determined to be obsolete.
Operating Profit. The increase in gross profit in the third quarter of 2007 was offset by higher SG&A and impairment and restructuring charges, resulting in a $0.4 million operating loss for the third quarter of 2007, compared to operating income of $2.2 million for the third quarter of 2006. For the nine months ended September 30, 2007, our operating loss totaled $4.4 million compared to an operating profit of $5.2 million for the same period in the prior year. The $9.6 million difference for the two nine month periods was due to flat gross profit, and the previously discussed $5.6 million increase in SG&A, and $4.0 million in impairment and restructuring charges.
Net Interest and Other Income. Net interest and other income declined $0.1 million during the third quarter of 2007, compared to the same period in 2006. This decline was due to increased debt servicing costs related to two long-term debt facilities entered into in November 2006. For the nine months ended September 30, 2007, net interest and other income declined $0.8 million due to the same factors that affected the third quarter.
Income Tax Expense. During the third quarter of 2007, we recorded a tax benefit of $0.5 million. This tax benefit was the result of our year to date net loss position. For the nine months ended September 30, 2007, the tax benefit on our net loss position was offset by $1.7 million due to a valuation allowance relating to capital loss carryforwards that we do not believe will be offset by sufficient future capital gains prior to their expiration. In addition, the nine month 2007 tax benefit was partially offset by work opportunity tax credits that had a net effect of reducing tax expense by $0.4 million. These factors are described in detail in Note 8, “Income Taxes,” to our Condensed Consolidated Financial Statements.

Net Income. Net income for the third quarter of 2007 totaled $0.4 million, compared to net income of $1.6 million for the third quarter of 2006. For the nine months ended September 30, 2007, our business generated a net loss of $3.3 million, compared to net income of $4.5 million in the same period of 2006. The 2007 decline for both comparative periods was caused by increases in SG&A, impairment and restructuring charges, as well as the valuation allowance relating to capital loss carry-forwards, all described previously.
Liquidity and Capital Resources
As of September 30, 2007, we had working capital of $66.6 million, which was relatively unchanged from $65.7 million at December 31, 2006. Cash generated from operating activities was $8.3 million during the nine months ended September 30, 2007.
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
Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $2.9 million for the nine months ended September 30, 2007, compared to the same period in 2006. This decrease was largely attributable to the loss for the nine months ended September 30, 2007 and increases in income tax receivable, offset by a decrease in deferred tax assets. Deferred tax assets declined as a result of establishing a valuation allowance of $1.7 million against a deferred tax asset related to capital loss carryforwards. Income tax receivable increased as a result of the loss for the year, as well as true-ups related to the 2006 Canadian tax return and 2006 U.S. Federal and state returns.
Net Cash Used In Investing Activities. Net cash used in investing activities was $21.0 million during the first nine months of 2007 compared to $5.5 million in the same period of 2006. This change was driven by changes in our available for sale investment activity. Through the first nine months of 2007, this investment activity resulted in $10.4 million of net purchases as we continued to invest cash generated by operations. During the nine months of 2006, this investment activity resulted in net proceeds of $10.2 million. Purchases of property, plant and equipment resulted in a cash expenditure of $16.1 million in the first nine months of 2006 as we invested in the build-out of three new call center facilities. These expenses for 2007 through September 30, totaled $10.6 million related to information technology hardware and software upgrades, existing site expansion and new site development.
During the remainder of 2007, we anticipate using most of our capital expenditures for capacity expansion, continued information technology infrastructure improvements, and development of new service offerings as we see fit. Some of these expenditures will be used to develop our new site in Victoria, Texas, which was leased in July 2007 and is expected to open in the first quarter of 2008. We may use our capital expenditures towards further capacity expansion when and if it is needed. Our actual capital expenditures may vary depending on the infrastructure required to give quality service to our clients based on our continual assessment of capacity needs. We believe our existing facilities, including the facility we are currently developing in Victoria, Texas, are adequate for our current operations. Additional capacity expansion may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.
Net Cash Used in Financing Activities. In January 2007, our board of directors announced that we would not be paying a dividend for the foreseeable future. This, in turn, resulted in a $12.6 million decrease in cash used in financing activities during the nine month period ended September 30, 2007, when compared with the same period in 2006.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan with a $1.1 million remaining balance, a $10.0 million unsecured revolving line of credit with no borrowings outstanding, a $9.6 million Canadian dollar secured equipment loan with a $7.8 million Canadian dollar balance outstanding, and a $4.9 million secured promissory note with a $4.0 million balance outstanding.

Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. The loan is secured by certain furniture, telephone and computer equipment. As of September 30, 2007, we had $1.1 million outstanding under this loan, all of which was classified as current portion of long-term debt.
Line of Credit. From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At September 30, 2007, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 7.75% as of September 30, 2007, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future. As of September 30, 2007, we were in compliance with all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2007.
Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. As of September 30, 2007, we had $7.8 million Canadian, or $7.9 million U.S. dollars, outstanding under this loan.
Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $115 thousand. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. As of September 30, 2007, approximately $4.0 million was outstanding under this note. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe.
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
Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described previously. The following table presents a summary, by period, of the future contractual obligations and purchase obligations we have entered into as of September 30, 2007 (dollars in thousands):

	Less Than	One to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Long-term debt (1)	$4,721	$7,637	$679	$—	$13,037
Operating leases (2)	4,328	11,621	2,995	17	18,961
Purchase obligations (3)	1,097	428	—	—	1,525

Total contractual obligations	$10,146	$19,686	$3,674	$17	$33,523

(1)	Long-term debt consists of our $10.0 million, 3.65% fixed rate equipment loan, our Canadian dollar secured equipment loan and our secured promissory note as discussed previously, and debt associated with our Greeley North facility, which is forgiven at a rate of $26 thousand per year as long as we remain in the facility.

(2)	We lease facilities and equipment under various non-cancelable operating leases.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.
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
Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 6 “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, Financial Information, of this Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2007.
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
Interest Rate Sensitivity and Other General Market Risks
Cash and Cash Equivalents. At September 30, 2007, we had $17.1 million in cash and cash equivalents. Approximately $12.8 million of this cash was invested in various money market funds and commercial paper which matures within 90 days of purchase at a combined weighted average interest rate of approximately 6.0%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.
Outstanding Debt. We currently have four debt facilities in use: a $10.0 million secured equipment loan with a $1.1 million remaining balance, a $10.0 million unsecured revolving line of credit with no borrowings outstanding, a $9.6 million Canadian dollar secured equipment loan with a $7.8 million Canadian dollar balance outstanding, and a $4.9 million secured promissory note with a $4.0 million balance outstanding.
$10.0 Million Secured Equipment Loan. Borrowings under the $10.0 million secured equipment loan bear interest at a fixed rate of 3.65% per annum. As of September 30, 2007, we had $1.1 million outstanding under this loan.
Line of Credit. From time to time, we may borrow under our $10.0 million line of credit for general corporate purposes, including working capital requirements, capital expenditures, and other purposes related to expansion of our capacity. At September 30, 2007, we had no amounts outstanding on this line of credit. Borrowings under this line of credit bear interest at the lender’s prime rate less 1%, which was 7.75% as of September 30, 2007, although for certain borrowings, we may elect to pay a fixed rate equal to LIBOR plus 1.5%. We believe a hypothetical 10.0% increase in interest rates would not have a material adverse effect on our financial position. Increases in interest rates would, however, increase interest expense associated with future variable-rate borrowings by us, if any. We have not historically hedged our interest rates with respect to this or any of our other loans and we do not expect to hedge these rates in the future. As of September 30, 2007, we were in compliance with the all financial covenants pertaining to our line of credit. This line of credit is renewed every two years at the option of Wells Fargo and was last renewed in June of 2007.
Canadian Dollar Secured Equipment Loan. On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. The loan will be repaid in 48 monthly installments of $225 thousand, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement. As of September 30, 2007, we had $7.8 million Canadian dollars, or $7.9 million U.S. dollars, outstanding under this loan.

Secured Promissory Note. On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. The loan will be repaid with interest in 48 monthly installments of $115 thousand. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. As of September 30, 2007, approximately $4.0 million was outstanding under this note.
Investments Available for Sale. At September 30, 2007, we had investments available for sale which, in the aggregate, had a cost basis of $16.3 million and a fair market value of $16.4 million. At September 30, 2007, investments available for sale consisted of corporate medium-term notes, corporate floating rate notes and government agency notes. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
The fair market value of and estimated cash flows from our investments in corporate debt securities are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.
The table below provides information as of September 30, 2007, about maturity dates related to certain of our investments available for sale (dollars in thousands):

	Within 1
	Year	1 - 5 Years	Total	Fair Value

Government debt securities	$—	$1,000	$1,000	$1,001
Corporate debt securities	13,823	1,493	15,316	15,349

Total	$13,823	$2,493	$16,316	$16,350

Our cash and cash equivalents also included approximately $12.8 million in commercial paper with maturities of less than three months that bear interest at a weighted average rate of 6.0%.
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
Approximately 40.6% of our expenses during the third quarter of 2007 were paid in Canadian dollars. A portion of our Canadian operations generate revenues denominated in U.S. dollars. During the third quarter of 2007, we purchased $21.6 million in Canadian dollars for $20.2 million in U.S. dollars under Canadian dollar forward contracts with Wells Fargo Bank in order to hedge our foreign currency risk with respect to these costs. We realized a gain related to these forward contracts of $405 thousand in the third quarter. As of September 30, 2007, we had $1.4 million in derivative assets associated with foreign exchange contracts. As of September 30, 2007, we had contracted to purchase $33.6 million Canadian dollars to be delivered periodically through June 2008 at a purchase price which is no more than $32.6 million and no less than $30.4 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Changes in internal controls over financial reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005, and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions. On October 1, 2007, the court granted our motion and entered judgment dismissing the consolidated derivative actions with prejudice.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies, We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.0 million in legal fees. As of October 23, 2007, we had incurred legal fees related to these lawsuits of more than 90% of our $1.0 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 1a. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
3.2	Restated Bylaws of the Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).
4.2*	Specimen Common Stock certificate.
10.115 †	Form of Executive Employment Contract (incorporated herein by reference to Form 8-K Current Report filed with the Secutities and Exchange Commission on August 21, 2007).
10.116 †	Employment Agreement between StarTek, Inc. and David G. Durham dated August 22, 2007 (incorporated herein by reference to Form 8-K Current Report filed with the Secutities and Exchange Commission on August 27, 2007).
10.117*	Extension of term of contract by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated July 31, 2007.
10.118*	Extension of term of contract by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated August 30, 2007.
10.119*	Extension of term of contract by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated September 26, 2007.
10.120&*	Services agreement and statement of work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.
10.121*	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services dated effective September 29, 2007.
31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed with this Form 10-Q.

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ A. LAURENCE JONES A. Laurence Jones	Chief Executive Officer and President	Date: November 6, 2007
/s/ DAVID G. DURHAM David G. Durham	Chief Financial Officer, Executive Vice President, and Treasurer	Date: November 6, 2007

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 29, 1997).
3.2	Restated Bylaws of the Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 2, 2007).
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999 (incorporated herein by reference to Form 10-K Annual Report filed with the Securities and Exchange Commission on March 8, 2000).
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000 (incorporated herein by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2000).
4.2*	Specimen Common Stock certificate.
10.115 †	Form of Executive Employment Contract (incorporated herein by reference to Form 8-K Current Report filed with the Secutities and Exchange Commission on August 21, 2007).
10.116 †	Employment Agreement between StarTek, Inc. and David G. Durham dated August 22, 2007 (incorporated herein by reference to Form 8-K Current Report filed with the Secutities and Exchange Commission on August 27, 2007).
10.117*	Extension of term of contract by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated July 31, 2007.
10.118*	Extension of term of contract by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated August 30, 2007.
10.119*	Extension of term of contract by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated September 26, 2007.
10.120&*	Services agreement and statement of work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.
10.121*	Extension of term of contract by and between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services dated effective September 29, 2007.
31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed with this Form 10-Q.

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.