Form 10-K
period 2007-12-31
STARTEK INC
filed 2008-02-29
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(303) 262-4500
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 15, 2008, 14,735,791 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2007, was $90.4 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2008 annual meeting of stockholders. With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statement and Supplementary Financial Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Items 10 through 14
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX OF EXHIBITS
Exhibit 10.11
Exhibit 10.16
Exhibit 10.24
Exhibit 10.25
Exhibit 10.43
Exhibit 10.44
Exhibit 10.46
Exhibit 10.50
Exhibit 10.53
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Forward-Looking Statements
All statements contained in this Form 10-K that are not statements of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act, as amended, that involve substantial risks and uncertainties. Forward-looking statements are preceded by terms such as “may,” “will,” “should,” “anticipates,” “expects,” “believes,” “plans,” “future,” “estimate,” “continue,” “intends,” “budgeted,” “projections,” “outlook” and similar expressions. The following are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks relating to our revenue from our principal clients, concentration of our client base in the communications industry, consolidation in the communications industry, trend of communications companies to out-source non-core services, management turnover, dependence on and requirement to recruit qualified employees, labor costs, need to retain key management personnel and to add specialized sales personnel, considerable pricing pressure, capacity utilization of our facilities, collection of note receivable from sale of Supply Chain Management Services platform, defense and outcome of pending class action lawsuit, lack of success of our clients’ products or services, risks related to our contracts, decreases in numbers of vendors used by clients or potential clients, inability to effectively manage growth, risks associated with advanced technologies, highly competitive markets, foreign exchange risks and other risks relating to conducting business in Canada, lack of a significant international presence, potentially significant influence on corporate actions by our largest stockholder, volatility of our stock price, geopolitical military conditions, interruption to our business, increasing costs of or interruptions in telephone and data services, compliance with SEC rules, risks in renewing or replacing capital funding, fluctuations in the value of our investment securities portfolio, and variability of quarterly operating results. These factors include risks and uncertainties beyond our ability to control, and in many cases we cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by use of forward-looking statements. Similarly, it is impossible for management to foresee or identify all such factors. As such, investors should not consider the foregoing list to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. All forward-looking statements herein are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing elsewhere in this Form 10-K.
Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries. Financial information in this report is presented in U.S. dollars.
PART I
Item 1. Business
Business Overview
StarTek is a provider of business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology. The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 19 (as of the date of the filing of this Form 10-K) operational facilities in the U.S. and Canada.
Our business is providing high-end Customer Service Offerings through the effective deployment of People and Technology.
Customer Service Offerings — We provide our clients with an outsourced customer care service offering so that they may focus on their core business and preserve capital. Our service offering includes customer care, sales support, complex order processing, accounts receivable management and other industry-specific processes. We are well positioned to help our clients implement the convergence of product lines, including wire-line, wireless, cable and broadband. Under each service offering, we deliver a transparent extension of our clients’ brands.
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
Sales Support. Through our sales support service we seek to increase the revenue generation of our clients through cross-selling and up-selling our clients’ products to their customers. We have the ability to increase customer purchasing levels, implement product promotion programs, introduce our clients’ customers to new products, secure and process additional customer orders and handle inquiries related to product shipments and billing.

Complex Order Processing. Our complex order processing services provide our clients with large scale project management and direct relationship management for our clients’ large enterprise customers. This service includes order management and technical sales support for high-end communications services, such as wireline, wireless, data and customer premise equipment. In addition, we process order fallout from our clients’ automated systems, complete billing review and revenue recovery, and perform quality assurance. Our services enable a client to provide large scale project management and customer relations services to their customers in a more efficient and cost-effective way.
Accounts Receivable Management. We provide billing, credit card support and first party collections through our receivables management services. These services allow our clients to reduce the risk of non-payment by automatically transferring the calls made by delinquent customers to us, at which point our representatives encourage the customers to pay their bill in order to continue to receive service. Customers may bring their bill current through credit or debit card payments, electronic checks or money orders. This service allows us to help our clients reduce their number of days sales outstanding and bad debt write-offs.
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
People — Our success is driven by our people, who we believe are industry trained experts in providing the communications industry with proven business practices and solutions to help our clients achieve their business goals. Many of the members of our management team, in addition to our trained customer service representatives, have a background in the communications industry, and bring deep experience to ensure the delivery of optimal solutions to our clients. We believe that this expertise in our human capital is what allows us to succeed in providing excellent account management and tailored solutions in serving the communications marketplace.
Technology — Our ability to deliver exceptional service to our clients is enhanced by our technology infrastructure. Through our technology, we are able to rapidly respond to ever-changing client demands in a tailored, yet cost-effective and efficient manner. We are capable of handling large call volumes at each of our contact centers through our reliable and scalable contact center solutions. We staff our IT personnel such that we can support our infrastructure and still have the capability to design programs to meet the specific needs of our clients.
Over the past few years, we have made significant investments in our technological capabilities. Specifically, we have made investments in enhanced interactive voice response technology, information management reporting infrastructure and capabilities, enhanced systems security solutions and other contact center solutions.
Customer Trends
In collaborating with our clients, we have observed a few emerging trends in the communications industry. Our clients are increasingly focused on: (1) improving customer satisfaction and retention; (2) improving the customer experience through right-shoring; and (3) increasing sales per subscriber or user. StarTek provides some of the industry’s highest customer satisfaction evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to other outsourced partners. Many of our clients have realized the value of cultural and language familiarity available from on-shore providers as a way to improve the customer experience particularly in the case of voice-enabled services. We have demonstrated to our clients our success in increasing revenue per subscriber by incorporating up-sell and cross-sell methodologies during customer interactions.
Key Competitive Differentiators
We believe that our company is differentiated on the following levels: our industry expertise, our reputation for operational excellence, our flexible technology, and our people.

Our industry expertise. We have extensive expertise in servicing the communications industry as a result of our many long-term relationships servicing companies in this industry. Our service offerings are tailored to meet the business needs of our communications industry clients. In addition, many of our employees, particularly within management, have backgrounds in the communications industry.
Our reputation for operational excellence. We provide some of the industry’s highest customer satisfaction evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to their internal contact centers as well as against competing outsourced partners. We strive to continually improve our operational performance and seek feedback from our clients.
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
History of the Business
StarTek was founded in 1987. At that time, our business was centered on supply chain management services, which included packaging, fulfillment, marketing support and logistics services.
After our initial public offering on June 19, 1997, we began operating contact center services, which primarily focused on customer care, and grew to include our current suite of offerings as described in the “Business Overview” section of this Form 10-K. We also expanded internationally through our StarTek Europe, Ltd. operating subsidiary. Through StarTek Europe, Ltd., we provided call center and supply chain management services from two facilities located in Hartlepool, England.
We sold our StarTek Europe, Ltd. operating subsidiary on September 30, 2004. On December 16, 2005, we sold our supply chain management services platform. Consequently, the results of operations of our supply chain management services platform have been reported as discontinued operations for all periods presented in our financial information in this Form 10-K.
As of December 31, 2007, we provided business process outsourcing services, including customer care, sales support, complex order processing, accounts receivable management, technology support and other industry-specific processes through 18 operational facilities in the U.S. and Canada.
During 2007, we closed our facility in Hawkesbury, Ontario and recorded related impairment and restructuring charges, which are described in further detail in Note 2, “Restructuring Charges and Impairment Losses”, to our Consolidated Financial Statements, included in Item 15, “Exhibits and Financial Statement Schedules.” On January 14, 2008, we opened a facility in Victoria, Texas and in January 2008, we signed a lease agreement for a facility in Mansfield, Ohio which is expected to begin operations in the second quarter of 2008.
While our business is not generally seasonal, it does fluctuate quarterly based on our clients’ product offerings as well as their customer interaction volume. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors, for a more complete description of the seasonality of our business.

Industry
According to IDC, a leading provider of industry research and market intelligence, it is estimated that worldwide spending on business process outsourcing services totaled approximately $384.5 billion in 2005 and is expected to grow to $618 billion by 2010. This IDC report, published in November 2006 also estimates that spending on business process outsourcing services from the Americas, which includes the U.S., Canada and Latin America, will represent approximately 70% of this market through 2010. The customer care services sector of the business process outsourcing market totaled approximately $58.4 billion in 2007 and is expected to grow at a compound annual growth rate of 12.6% to $105.5 billion by 2011, according to an IDC report published in March 2007.
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
In general, we believe that industries having higher levels of customer contact and service volume, such as the communications industry, tend to be more likely to seek outsourced services as a more efficient method for managing their technical support and customer care functions. Based on a 2006 IDC report, companies that outsource their customer management function seek value from the companies they outsource to by meeting customer quality expectations, offering a balanced geographical mix of services, and offering a suite of business process outsourced services including sales and marketing functionality. We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.
Competition
We believe that our competitive differentiators are our industry expertise, our reputation for operational excellence, our flexible technology and our people. We compete with a number of companies that provide similar services on an outsourced basis, including technical support and customer care companies such as APAC Customer Services, Inc.; Teleperformance; Convergys Corporation; NCO Group; PeopleSupport, Inc.; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc.; and West Corporation. We compete with the aforementioned companies for new business, for expansion of existing business, and within the companies we currently serve. Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer agents, number of product offerings, and market capitalization. We believe that while smaller than many of our competitors, we are able to compete because of our flexibility and ability to react quickly and efficiently to integrate client technology into our contact centers. We believe our success is contingent more on our quality of service than our overall size. We also compete with in-house process outsourcing operations of our current and potential clients. Such in-house operations include customer care, technical support, internet operations and e-commerce support.
Clients
As mentioned previously, we seek to become the expert provider of outsourced customer care and related services for the communications industry and believe that we possess expertise in servicing clients within that industry. Accordingly, more than 95% of our revenue is derived from customers within that industry. Our two largest customers, AT&T Inc. (formerly Cingular Wireless LLC and AT&T Corporation) and T-Mobile (a subsidiary of Deutsche Telekom), account for a significant percentage of our revenue. In 2007, AT&T Inc. accounted for 50.4% of our revenue and T-Mobile accounted for 21.8% of our revenue. In 2006, AT&T Inc. accounted for 52.7% and T-Mobile accounted for 21.2% of our revenue. In 2005, AT&T Inc. accounted for 63.6% and T-Mobile accounted for 23.9% of our revenue. While we believe that we have good relationships with these clients, a loss of one or more of these principal clients could adversely affect our business and our results of operations (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors).
Government and Environmental Regulation
We are subject to numerous federal, state, and local laws in the states and territories in which we operate, including tax, environmental and other laws that govern the way we conduct our business.
Employees and Training
Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly employees during peak periods is critical to our ability to provide high quality outsourced services. Competition for labor is with firms offering similar paying jobs in the communities in which we are located, which includes other contact centers. During 2007, we experienced difficulties hiring and retaining agents as we faced economic pressures in and around certain of our site locations. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors for further discussion of risks surrounding our ability to recruit and retain personnel.

As of December 31, 2007, we employed approximately 8,200 employees. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2007.
Corporate Information
We were founded in 1987 and on June 19, 1997, we completed an initial public offering of our common stock. We conduct our business through our wholly owned operating subsidiaries, StarTek USA, Inc. and StarTek Canada Services, Ltd. We are a Delaware corporation headquartered in Denver, Colorado. Our principal executive offices are located at 44 Cook Street, 4th Floor, Denver, Colorado 80206. Our telephone number is (303) 262-4500. Our website address is www.startek.com. Our stock currently trades on the New York Stock Exchange under the symbol SRT.
Web Site Availability of Reports
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our web site (www.startek.com) as soon as practicable after we furnish it to the Securities and Exchange Commission (“SEC”). We also make available on the “Investor Relations” page of our corporate website, the charters for the Compensation Committee, Audit Committee and Governance and Nominating Committee of our Board of Directors, as well as our Corporate Governance Guidelines and our Code of Ethics and Business Conduct.
None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.
Item 1A. Risk Factors
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” under Item 7 of this Form 10-K.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2007, we owned or leased the following facilities, containing in aggregate approximately 867,000 square feet, 844,000 of which was dedicated to operating facilities:

	Year	Approximate
Properties	Opened	Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring, Texas	1999	30,000	Leased
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased
Denver, Colorado	2004	23,000	Leased (a)
Petersburg, Virginia	2005	39,600	Leased (b)
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Kingston, Ontario	2001	20,000	Leased
Cornwall, Ontario	2001	73,800	Leased
Regina, Saskatchewan	2003	62,000	Leased
Sarnia, Ontario	2003	37,200	Leased
Thunder Bay, Ontario	2006	33,000	Leased
Hawkesbury, Ontario	2006	41,000	Leased (c)

(a)	Company headquarters, which houses executive and administrative employees.

(b)	Our Petersburg facility ceased operations in January 2007 and reopened in May 2007.

(c)	Our Hawkesbury, Ontario facility ceased operations in August 2007. In 2008, we intend to sublet the facility through the remainder of the lease term.
On January 14, 2008, we opened a facility in Victoria, Texas. The facility is leased effective January 1, 2008 and we occupy approximately 54,100 square feet.
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
Item 3. Legal Proceedings
StarTek and six of its’ former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety.

Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005 and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions. On October 1, 2007, the court granted our motion and entered judgment dismissing the consolidated derivative actions with prejudice. No appeal from this dismissal was filed prior to the expiration of the 30-day period for filing such appeals.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.025 million in legal fees. As of February 15, 2008, we had incurred legal fees related to these lawsuits of more than 90% of our $1.025 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
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
Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table shows the high and low closing sales prices and dividends declared per share for our common stock on the New York Stock Exchange for the periods shown:

			Dividend
	High	Low	Per Share
2007
First Quarter	$14.05	$9.46	$—
Second Quarter	$10.93	$9.41	$—
Third Quarter	$11.60	$10.01	$—
Fourth Quarter	$10.94	$8.73	$—
2006
First Quarter	$24.50	$17.71	$0.36
Second Quarter	$24.47	$12.56	$0.25
Third Quarter	$14.83	$10.83	$0.25
Fourth Quarter	$15.46	$11.65	$0.25
We did not declare dividends during 2007 and do not expect to pay dividends in the foreseeable future.

Holders of Common Stock
As of February 15, 2008, there were 45 stockholders of record and 14,735,791 shares of common stock outstanding. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.
Dividend Policy
On January 22, 2007, our board of directors announced it would not declare a quarterly dividend on our common stock in the first quarter of 2007, and did not expect to declare dividends in the near future, making the dividend paid in November 2006 the last quarterly dividend that will be paid in the foreseeable future. We plan to invest in growth initiatives in lieu of paying dividends. We had been paying quarterly dividends since August of 2003.
Stock Repurchase Program
Effective November 4, 2004, our board of directors authorized repurchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the board of directors, and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors, and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock, and will be available for general corporate purposes. Any repurchases will be made in accordance with SEC rules. As of the date of this filing, no shares have been repurchased under this program.

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

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K. Additionally, the following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$245,304	$237,612	$216,371	$221,906	$165,537
Cost of services	206,087	201,424	167,223	164,363	114,291

Gross profit	39,217	36,188	49,148	57,543	51,246
Selling, general and administrative expenses	38,991	30,247	28,435	27,451	25,446
Impairment losses and restructuring charges	4,325	—	—	—	—

Operating (loss) income	(4,099)	5,941	20,713	30,092	25,800
Net interest and other income	745	2,126	1,479	3,532	4,048

(Loss) income from continuing operations before income taxes	(3,354)	8,067	22,192	33,624	29,848
Income tax (benefit) expense	(523)	2,303	8,177	12,747	11,125

(Loss) income from continuing operations	(2,831)	5,764	14,015	20,877	18,723
(Loss) gain from discontinued operations	—	—	(1,155)	99	3,475

Net (loss) income	$(2,831)	$5,764	$12,860	$20,976	$22,198

Net (loss) income per share from continuing operations:
Basic	$(0.19)	$0.39	$0.96	$1.44	$1.31
Diluted	$(0.19)	$0.39	$0.95	$1.41	$1.28

Net (loss) income per share including discontinued operations:
Basic	$(0.19)	$0.39	$0.88	$1.45	$1.56
Diluted	$(0.19)	$0.39	$0.88	$1.42	$1.52

Weighted average shares outstanding:
Basic	14,696	14,680	14,629	14,455	14,243
Diluted	14,696	14,714	14,681	14,780	14,623

Balance Sheet Data:
Total assets	$155,458	$155,735	$153,914	$166,872	$153,607
Total debt	$11,355	$15,968	$5,650	$9,363	$104
Total stocholders’ equity	$118,214	$118,382	$128,164	$136,883	$133,000

Other Selected Financial Data:
Capital expenditures, net of proceeds	$15,207	$19,767	$9,379	$17,839	$23,736
Depreciation	$17,092	$16,758	$13,364	$12,546	$10,045
Cash dividends declared per common share	$—	$1.11	$1.50	$1.58	$0.73
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
StarTek is a provider of high value business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology. Our comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 18 operational facilities in the U.S. and Canada. Our business is providing high-end customer service offerings through the effective deployment of people and technology.

On December 16, 2005, we completed the sale of our supply chain management services platform to a third party. Prior to the sale, we provided packaging, fulfillment, marketing support and logistics services through this operational platform. The results of operations of our supply chain management services platform have been reported as discontinued operations in all periods presented.
Our 2007 results of operations reflect improvements in revenue and gross profit related primarily to improved pricing on several contracts, as well as an improved customer mix. Revenue increased approximately 3.2% to $245.3 million and gross profit as a percentage of revenue increased from 15.2% in 2006 to 16.0% in 2007. 2007 results of operations included approximately $4.3 million in non-cash impairment losses and restructuring charges. Of the $4.3 million, approximately $1.7 million related to impairment losses on information technology infrastructure that was deemed obsolete and the carrying amount not recoverable, and $2.6 million related to the closure of our Hawkesbury, Ontario, Canada facility.
In August 2007, we closed our facility in Hawkesbury, Ontario, Canada. We incurred approximately $1.9 million in impairment losses and approximately $0.7 million in restructuring charges. The impairment losses included $1.3 million in leasehold improvements and $0.6 million in furniture and equipment at this facility. The restructuring costs related to lease costs, telephony disconnects and other expenses related to the facility closure. Of the total restructuring cost of $0.7 million, approximately $0.3 million has been paid as of December 31, 2007, and the remainder is expected to be paid through the second quarter of 2008. We do not expect this closure to have significant effects on future earnings or cash flows because the revenue and related costs of services, including personnel costs, associated with this facility are expected to be absorbed by other locations.
On January 14, 2008, we opened a facility in Victoria, Texas. The facility lease commenced January 1, 2008 and consists of approximately 54,100 square feet of usable space. Also, in January 2008, we entered into a lease agreement for the rental of a facility in Mansfield, Ohio. The facility consists of approximately 51,000 square feet of usable space, and we expect to open the facility for operations during the second quarter of 2008.

Results of Operations
Due to the December 16, 2005, sale of our supply chain management services platform, the results of operations related to this line of business has been reported as discontinued operations for all periods presented.
The following table presents selected items from our Consolidated Statements of Operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Revenue	$245,304	100.0%	$237,612	100.0%	$216,371	100.0%
Cost of services	206,087	84.0%	201,424	84.8%	167,223	77.3%

Gross profit	39,217	16.0%	36,188	15.2%	49,148	22.7%
Selling, general and administrative expenses	38,991	15.9%	30,247	12.7%	28,435	13.1%
Impairment losses and restructuring charges	4,325	1.8%	—	0.0%	—	0.0%

Operating (loss) income	(4,099)	-1.7%	5,941	2.5%	20,713	9.6%
Net interest and other income	745	0.3%	2,126	0.9%	1,479	0.7%

(Loss) income from continuing operations before income taxes	(3,354)	-1.4%	8,067	3.4%	22,192	10.3%
Income tax (benefit) expense	(523)	-0.2%	2,303	1.0%	8,177	3.8%

(Loss) income from continuing operations	(2,831)	-1.2%	5,764	2.4%	14,015	6.5%
Loss from discontinued operations, net of tax	—	0.0%	—	0.0%	(1,155)	-0.5%

Net (loss) income	$(2,831)	-1.2%	$5,764	2.4%	$12,860	5.9%

2007 Compared to 2006
Revenue. Revenue increased $7.7 million, or 3.2%, to $245.3 million during 2007. This increase was due primarily to improved pricing on several contracts with existing customers, as well as revenue growth from new customers. Our alignment of resources with more profitable contracts in 2007 resulted in an increase in our average hourly production billing rate compared to 2006. The positive impact of these increases on revenue was offset slightly by a decline in our overall headcount. The decrease in headcount was due to the temporary closure of our Petersburg, Virginia site, the permanent closure of our Hawkesbury, Ontario, Canada site and staffing constraints in certain other sites during 2007.
Cost of Services. Cost of services increased $4.7 million, or 2.3%, to $206.1 million during 2007. Gross profit as a percentage of revenue increased from 15.2% in 2006 to 16.0% in 2007. The gross profit percentage increase was due primarily to improved pricing on several contracts with existing customers, as well as revenue growth from higher margin clients. In addition, the closure of our Hawkesbury, Ontario, Canada site had a positive impact on gross profit as a percentage of revenue in 2007, as this site was underutilized and delivered relatively lower gross profit margins in 2006. Also contributing to the improvement in gross profit percentage was the decrease in costs associated with the opening of new facilities. In 2006, we incurred costs related to the opening of three new facilities, compared to costs incurred in the fourth quarter of 2007 related to one facility that opened in early 2008. These improvements in gross profit were offset by the adverse effects of the weakening U.S. dollar compared to the Canadian dollar.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.7 million, or 28.9%, to $39.0 million in 2007. As a percentage of revenue, selling, general and administrative expenses increased from 12.7% in 2006 to 15.9% in 2007. The increase was due to increased salary expense of approximately $3.1 million related primarily to turnover in our executive team, which resulted in increased severance, recruiting and hiring expenses. We also incurred increased bonus and stock based compensation expense of approximately $1.5 million and greater depreciation expense of approximately $1.9 million for corporate information technology initiatives in 2007. The remainder of the increase was due to various investments in human resources, technology, and process improvements in support of our long-term growth objectives.
Impairment Losses and Restructuring Charges. During 2007, we incurred approximately $3.6 million in impairment losses and approximately $0.7 million in restructuring charges. In August 2007, we closed our facility in Hawkesbury, Ontario, Canada. The closure resulted in impairment losses of $1.3 million associated with facility leasehold improvements and $0.6 million in furniture and equipment. We also recorded $0.7 million in restructuring costs related to lease costs, telephony disconnects and other expenses related to the facility closure. In addition, management initiated a comprehensive review of our information technology infrastructure in 2007, which resulted in approximately $1.7 million in impairment losses. The impairment losses are associated with capitalized software costs on projects that will not be completed, and therefore, the carrying value is not recoverable. There were no impairment losses or restructuring charges recorded in 2006.

Operating Income (Loss). Operating Income (Loss) declined $10.0 million during 2007 from operating income of $5.9 million in 2006 to an operating loss of $4.1 million in 2007. Operating margin declined to (1.7%) in 2007 from 2.5% in 2006. These declines were the result of the previously discussed increase in selling, general and administrative expenses and the impairment and restructuring charges, offset by an increase in gross profit.
Net Interest and Other Income. Net interest and other income decreased $1.4 million, or 65%, to $0.7 million in 2007, compared to $2.1 million in 2006, due primarily to higher interest expense of $0.7 million in 2007, resulting from the full year impact of interest on debt obligations entered into during the latter part of 2006. In addition, other income associated with bankruptcy proceeds from a previously impaired investment totaled only $0.1 million in 2007 compared to $0.7 million in 2006.
Income Tax Expense (Benefit). Our effective income tax rate for 2007 was 15.6% compared to 28.5% in 2006, translating into an income tax benefit of $0.5 million in 2007 and income tax expense of $2.3 million in 2006. The change in the effective tax rate was primarily due to increases in the tax benefit on our pre-tax loss related to (a) $0.8 million in work opportunity credits received during 2007 in excess of amounts estimated for prior periods, and (b) a $0.3 million tax benefit relating to adjustments to estimates for our 2006 state, federal and Canadian tax returns. These tax benefit increases were offset by a decrease relating to a $1.7 million valuation allowance established in 2007 on capital loss carry forwards that management believes will not be offset by future capital gains prior to their expiration.
Net Income (Loss). Net income declined to a net loss of $2.8 million in 2007 from net income of $5.8 million in 2006. This decline was driven by increases in selling, general and administrative expenses and impairment and restructuring charges and decreased interest and other income, as discussed previously.
2006 Compared to 2005
Revenue. Revenue increased 9.8%, or $21.2 million, to $237.6 million in 2006 compared to 2005. This increase was driven by $36.7 million in revenue from clients new to StarTek since the latter half of 2005. Offsetting this increase was a 9.0% decline in revenue from our largest client as a result of fewer operating hours, increased agent attrition driven by local economic pressures at some of our sites and increased agents in training. Although agents generate revenue while they are in training, they do so at a lower billing rate than they would generate in production. The loss of revenues from a smaller client who ceased outsourcing to us in late 2005 as well as overall staffing issues in certain of our locations also offset increases in revenue from new clients. Revenue declined approximately $12.5 million due to our inability to fill seats due to economic pressures at several of our sites.
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
Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses declined from 13.1% in 2005 to 12.7% in 2006. This decline was driven by changes in our fixed cost structure resulting from a 2005 program aimed at bringing our fixed costs more in line with our operations. However, selling, general and administrative expenses of $30.2 million during 2006 represented a dollar increase of $1.8 million when compared to the previous year. This increase was largely the result of increased costs to support three new call centers opened during 2006, increased legal fees, and stock-based compensation expense related to the implementation of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”).
Operating Income. 2006 operating income declined from $20.7 million in 2005 to $5.9 million. Operating margin declined to 2.5% in 2006 from 9.6% in 2005. These declines were the result of declines in gross margin and increases in selling, general and administrative expenses, as discussed previously.

Net Interest and Other Income. Net interest and other income of $2.1 million in 2006 was $0.6 million higher than in 2005 due in part to higher year-over-year investment income. In addition, we recovered approximately $0.7 million in cash from our investment in Six Sigma, LLC, for which we had recognized impairment losses in 2001 and 2002. These year-over-year increases were partially offset by a gain of approximately $0.8 million from the sale of our Greeley East facility in 2005.
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
Liquidity and Capital Resources
As of December 31, 2007, we had working capital of $66.2 million, which represented an increase of $0.5 million from our working capital as of December 31, 2006. This increase was due primarily to an increase in accounts receivable of approximately $2.5 million, an increase in other current assets and income tax receivable of approximately $0.7 million, and a decrease in our current portion of long-term debt of approximately $1.7 million. This increase was offset by an increase in accounts payable and accrued liabilities of approximately $3.1 million and an increase in other current liabilities and short-term deferred tax liabilities of approximately $1.4 million.
We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities and, historically, the payment of dividends. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments on existing debt. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section of this Item 7.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $20.6 million in 2007, compared to $18.9 million in 2006. The increase in cash provided by operating activities was due primarily to the timing and size of changes in operating assets and liabilities. Accounts payable, accrued liabilities, income taxes and other liabilities increased during 2007 by approximately $2.5 million compared to approximately $4.2 million in 2006, and accounts receivable, prepaid expenses and other assets increased approximately $1.4 million in 2007, compared to approximately $6.1 million in 2006. Additionally, our net loss was approximately $2.8 million in 2007 compared to net income of approximately $5.8 million in 2006 due primarily to approximately $3.6 million in non-cash impairment losses. Our non-cash costs increased in 2007 by approximately $0.8 million related to stock-based compensation expense and approximately $0.3 million in depreciation expense.
Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was approximately $25.7 million in 2007, compared to net cash provided by investing activities of approximately $2.6 million during 2006. In 2007, net purchases of investments was $10.5 million and purchases of property, plant and equipment was $15.2 million. In 2006, net proceeds from investments was $22.4 million and purchases of property, plant and equipment was $20.1 million. In 2006, we purchased property, plant and equipment related to the opening of three new facilities, compared to property, plant and equipment purchases in the fourth quarter of 2007 related to one facility that opened in early 2008. In 2006, we sold a large portion of our equity securities to fund the build-out of the new facilities which did not occur in 2007 as we invested cash on hand and cash generated by operating activities in investment securities.

During 2008, we plan to expend cash on additional property, plant and equipment for new facility openings. Our actual capital expenditures may vary depending on the infrastructure required in order to give quality service to our clients based on our continual assessment of capacity needs. We believe our existing facilities are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable us to readily provide for the needs of new clients and the increasing needs of existing clients.
Net Cash Used in Financing Activities. Net cash used in financing activities was approximately $5.8 million in 2007, compared to approximately $4.7 million in 2006. In 2006, we entered into a Canadian dollar secured equipment loan and a secured promissory note, which resulted in proceeds of approximately $13.3 million, offset by $2.8 million in principal payments on these borrowings and existing debt obligations in 2006. During 2007, we did not have any proceeds from additional financing and made principal payments on existing borrowings of approximately $5.8 million. In 2006, there was approximately $1.1 million of cash received upon the exercise of stock options, whereas, there were no stock option exercises during 2007. In addition, during 2006, we used approximately $16.3 million in cash to make dividend payments, which we ceased during fiscal year 2007. In January 2007, our board of directors announced that it would not declare a quarterly dividend on our common stock in the first quarter of 2007 nor in the foreseeable future thereafter. We plan to invest in growth initiatives in lieu of paying dividends.

Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described below. The following table presents a summary (in thousands), by period, of the future contractual obligations and payments we have entered into as of December 31, 2007:

	Less Than	Two to Three	Four to	More than
	One Year	Years	Five Years	Five Years	Total
Operating leases (1)	$4,633	$8,675	$5,476	$751	$19,535
Purchase obligations (2)	2,171	62	—	—	2,233
Long-term debt, including current portion (3)	3,975	7,380	—	—	11,355

Total contractual obligations	$10,779	$16,117	$5,476	$751	$33,123

(1)	We lease facilities and equipment under various non-cancelable operating leases.

(2)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

(3)	Our outstanding debt obligations as of December 31, 2007 are described below.
Line of Credit
We maintain a $10 million unsecured line of credit with Wells Fargo Bank, N.A. (the “Bank”) which we use to finance regular, short-term operating expenses. On June 27, 2007, we amended and renewed our revolving $10 million line of credit agreement with the Bank effective June 1, 2007. The amendment extends the last day under which the Bank will make advances under the line of credit to June 30, 2009. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 6.25% as of December 31, 2007. The tangible net worth we are required to have at December 31, 2006 was amended to $95 million and must increase (but never decrease) at each subsequent fiscal quarter end by an amount equal to 25% of the net income (but only if positive) for each fiscal quarter then ended. We must generate minimum net profit after taxes of not less than $1.00 on a rolling four-quarter basis, and are not permitted to incur net losses in any two consecutive quarterly periods, nor for the quarter ending March 31, 2008. In determining such profit and loss, we may add back up to $5 million in non-recurring non-cash charges and up to $5 million in non-recurring cash charges incurred during the fiscal year ending December 31, 2007. We must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10 million measured at the end of each fiscal quarter. No amounts were outstanding under this line of credit as of December 31, 2007, and we were in compliance with all of our debt covenants related to this facility.
Secured Equipment Loan
In February 2004, we entered into a $10.0 million secured equipment loan with Wells Fargo Equipment Finance Company, Inc., which bears interest at a fixed rate of 3.65% per annum and matures on February 28, 2008. The loan is secured by certain furniture, telephone and computer equipment. As of December 31, 2007, approximately $0.5 million was outstanding under this loan.
Canadian Dollar Secured Equipment Loan
On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $0.225 million until maturity on November 20, 2010, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan, provided that we give Wells Fargo Equipment Finance Company, Inc. at least 30 days written notice and that we pay a prepayment premium, as stipulated in the loan agreement. As of December 31, 2007, approximately $7.2 million U.S. dollars were outstanding under this loan.

Secured Promissory Note
On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $0.115 million until maturity on November 30, 2010. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe. As of December 31, 2007, approximately $3.7 million was outstanding under this note.
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
Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in the section entitled “Risk Factors” in this section and in Note 5 “Principal Clients,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2007.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.
Variability of Operating Results
Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the holiday buying season. We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to principal clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain clients’ businesses.
Critical Accounting Policies and Estimates
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
Revenue Recognition
We invoice our business process outsourcing services clients monthly in arrears and recognize revenue for such services when completed. For substantially all of our contractual arrangements for business process outsourcing services, we recognize revenue based either on the billable hours or minutes of each customer service representative, at rates provided in the client contract, or on a rate-per-transaction basis. The contractual rates can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred, based on a measurement of the appropriate penalty under the terms of the client contract.

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
Impairment of Long-Lived Assets
We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In our annual evaluation or when we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers. We recognized impairment losses of approximately $3.6 million, $0 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively. For additional information, see Note 2, “Restructuring Charges and Impairment Losses,” to our Consolidated Financial Statements, included in Item 15, “Exhibits and Financial Statement Schedules.”
Restructuring Charges
Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss). We recognized restructuring charges of approximately $0.7 million, $0 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively. For additional information, see Note 2, “Restructuring Charges and Impairment Losses,” to our Consolidated Financial Statements, included in Item 15, “Exhibits and Financial Statement Schedules.”
Investments
We have historically invested in investment grade corporate bonds, convertible bonds, mutual funds, commercial paper, various forms of equity securities, option contracts, non-investment grade bonds, and alternative investment partnerships. These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. As of December 31, 2007 and 2006, we were not invested in any trading securities or held-to-maturity securities.
We amended our investment policy in October 2006. Under the amended policy, we may invest in certain U.S. Government and government-sponsored securities, repurchase agreements, option contracts, investment grade corporate obligations, corporate debt securities, municipal securities, mortgage-backed securities, money market and mutual funds, subject to the terms of the policy. The Chief Financial Officer is responsible for oversight of the investment portfolio.
Investments available for sale are carried at their respective fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment at the balance sheet date. Temporary changes in the fair market value of investments available for sale are reflected in stockholders’ equity.
We exercise judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment in accordance with the provisions of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We consider factors such as market conditions, the industry sectors in which the issuer of the investment operates, the viability and prospects of each entity, and the length of time that fair value has been less than cost. A write-down of the related investment is recorded and is reflected as a loss when an impairment is considered other-than-temporary. No investments were determined to be other-than-temporarily impaired during 2007, 2006 or 2005. During 2007 and 2006, we recovered cash from an investment that had previously been written off. This cash recovery is more fully described in Note 10, “Net Interest and Other Income,” to our Consolidated Financial Statements, included in Item 15, “Exhibits and Financial Statement Schedules.”

Derivative Instruments and Hedging Activities
We follow the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related guidance for all of our derivative and hedging instruments. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.
We have elected cash flow hedge accounting under SFAS No. 133 in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During 2007, 2006 and 2005, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if such hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.
Income Taxes
We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as expenses in our financial statements.
As of December 31, 2007, we had long-term deferred tax assets, net of a valuation allowance, of approximately $3.7 million related to U.S. and Canadian jurisdictions whose recoverability is dependent upon future profitability. We believe our deferred tax assets other than those that carry a valuation allowance will be realized through the reversal of our existing temporary differences, the generation of future taxable income and the execution of available tax planning strategies. Additional valuation allowances may be required if we are unable to execute our tax planning strategies or generate future taxable income. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the related deferred tax assets will be realized. When sufficient positive evidence occurs, our income tax expense will be reduced to the extent we decrease the amount of our valuation allowance. The increase or reversal of all or a portion of our tax valuation allowance could have a significant negative or positive impact on future earnings.
Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions, as well as in Canada. Our United States federal returns and most state returns for tax years 2004 and forward are subject to examination. Canadian returns for tax years 2003 and forward are subject to examination. No United States federal returns are currently under audit, and no extensions of statute of limitations have been granted. The 2004 and 2005 Canadian returns are currently under audit by the Canadian Revenue Agency. The 2003 through 2006 Colorado state returns are currently under audit by the State of Colorado. The adoption of FIN 48 had no impact on our Consolidated Financial Statements, and as of December 31, 2007, there were no unrecognized income tax benefits.

Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”). As such, during 2006 and 2007, we recognized expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive Income (Loss), based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments. We adopted this standard using the modified prospective method, which stipulates that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested on the effective date. We use the Black-Scholes method for valuing stock-based awards. Prior to January 1, 2006, we accounted for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in our Consolidated Statements of Operations and Other Comprehensive Income (Loss) prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. For additional information, see Note 9, “Share-Based Compensation,” to our Consolidated Financial Statements, included in Item 15, “Exhibits and Financial Statement Schedules.”
Risk Factors
Over 70% of our revenue in the past several years has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.
The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2007	2006	2005(1)
AT&T Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	50.4%	52.7%	63.6%
T-Mobile	21.8%	21.2%	23.9%

(1)	2005 data has been adjusted from amounts previously reported due to the merger of two of our clients, AT&T Corp. and Cingular Wireless, LLC.
The loss of a principal client, a material reduction in the amount of business we receive from a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below. Our contract with Cingular Wireless, LLC (the “Cingular Contract”) is now with AT&T Mobility LLC, a wholly-owned subsidiary of AT&T, Inc. (AT&T), as a result of AT&T’s acquisition of Cingular Wireless, LLC. A significant portion of the Cingular Contract, including the customer care and accounts receivable management portions of the contract (the “Customer Care Services”), has been extended for the sixth time through March 31, 2008 as the parties negotiate a new agreement for the Customer Care Services. The remaining portion of the Cingular Contract, comprising business care services, was replaced in December 2006 with a contract that expires in November 2008. We entered into a services agreement and statement of work with T-Mobile for the provision of certain call center services, each being effective October 1, 2007 and continuing for two years. That agreement and statement of work were included as Exhibit 10.12 in the Quarterly Report on Form 10-Q that we filed with the SEC on November 6, 2007.
We expect to renew each of these agreements with AT&T and T-Mobile in due course. However, if we fail to do so, it would have a material adverse effect on our business, results of operations, and financial condition.
The future revenue we generate from our principal clients may decline or grow at a slower rate than expected or than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition. For example, there are no guarantees of volume under the contract with AT&T. Likewise, the current contract provides for a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains will be necessary to offset the negative impact that lower per-minute revenue at higher volume levels will have on our margins in future periods.

Our client base is concentrated in the communications industry, which has recently experienced consolidation trends. As our clients’ businesses change as a result of merger and acquisition activity, there is no guarantee that the newly formed companies will continue to use our services.
Consolidation in the communications industry may decrease the potential number of buyers for our services. Likewise, there is no guarantee that the acquirer of one of our clients will continue to use our services after the consolidation is completed. We are particularly vulnerable on this issue given the relatively few significant clients we currently serve and the concentration of these clients in the telecommunications industry. For example, in late 2006, our client, AT&T, Inc. acquired another of our clients, Cingular Wireless, LLC (now, AT&T Mobility, LLC), thereby further concentrating our revenue base. There can be no assurance that AT&T Mobility, LLC, AT&T, Inc., or other subsidiaries of AT&T, Inc. will continue to use our services in the future. If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations would be adversely affected. We expect to negotiate renewals of our contracts in due course, however, if any of such contracts or any order under such a contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition.
Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.
Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business. Over 95% of our revenue in 2007 was concentrated in the telecommunications industry. Our business and growth is largely dependent on continued demand for our services from clients in this industry, and other industries that we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries that we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.
We have experienced significant management turnover and need to retain key management personnel.
On January 5, 2007, A. Laurence Jones was appointed President, Chief Executive Officer and Interim Chief Financial Officer as a successor to our former Chief Executive Officer, Steven D. Butler. On September 10, 2007, we hired David G. Durham as our Executive Vice President, Treasurer and Chief Financial Officer. We filled several other key management positions during 2007 and eliminated the position of Chief Information Officer (“CIO”) by integrating the functions he managed with finance and operations. High turnover of senior management can adversely impact our stock price, our results of operations and our client relationships, and may make recruiting for future management positions more difficult. In some cases, we may be required to pay significant amounts of severance to terminated management employees. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.
If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.
Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. During 2007, we experienced a high rate of employee turnover, which, in turn, increased our recruiting and training costs. This turnover decreased our operating efficiency, productivity and ability to fully respond to client demand, thereby adversely impacting our results of operations during the year. Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers, but also with other similar-paying jobs including retail, oil and gas industry labor, food service, etc. As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations. Further increases in employee turnover or failure to effectively address and remedy these high attrition rates would have an adverse effect on our results of operations and financial condition.
The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly if we undertake new client relationships in industries in which we have not previously provided services. Because a substantial portion of our operating expenses consists of labor-related costs, labor shortages or increases in wages (including minimum wages as mandated by the U.S. and Canadian federal governments, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer. Some of our Canadian employees have attempted to organize a labor union, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our operating costs may increase as a result of higher labor costs.
During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2007, the local economies in some of the locations in which we operate experienced growth, which caused us to increase labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive. Effective July 2007, the U.S. federal minimum wage was increased, with additional increases expected in July 2008 and July 2009. The minimum wage applicable to most of our operations in Canada is rising even more dramatically than in the U.S. Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. In the past, some of our Canadian employees have attempted to organize a labor union, which if successful could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.
We may need to add specialized sales personnel in order to grow our business. We may have difficulty recruiting candidates for these positions.
Our future growth depends on our ability to initiate, develop and maintain new client relationships, as well as our ability to maintain relationships with our existing principal clients. To generate opportunities for new business from existing clients, as well as obtain new clients, we may need to hire specialized sales and marketing staff to introduce new products and services. If we are unable to hire sales people with the specialized skills and knowledge needed to attract new business, or if we are not able to develop new products and services, we will not be able to diversify our revenue base.
We face considerable pricing pressure in our business, and if we are not able to continually increase productivity, our gross margins and results of operations may be adversely affected.
Our strategy depends in part on our ability to increase productivity. We face significant price pressure arising from our clients’ desire to decrease their operating costs, and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. In addition, our contract with our largest customer currently contains a tiered pricing structure, under which pricing declines as service volumes increase, creating increased pricing pressures in recent years. Accordingly, our ability to maintain our operating margins depends on our ability to improve productivity and reduce operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for potential price decreases, our results of operations may be adversely affected.
Our operating results may be adversely affected if we are unable to maximize our facilities capacity utilization.
Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. We have experienced, and in the future may experience, periods of idle capacity from opening new facilities where forecasted volume levels did not materialize. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business, because we generally do not have the ability to require a client to enter into a long-term contract, or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us, or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

We may not collect on a $740 thousand note receivable due from the purchasers of our Supply Chain Management Services platform.
On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we accepted a 5-year unsecured $740 thousand note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the buyer must pay us interest plus set principal amounts, in accordance with the terms of the note, with the entire balance due on or before December 16, 2010. The buyer of the Supply Chain Management Services platform is a startup company that commenced operations at the time of the purchase. Management actively monitors activity related to this note receivable and regularly assesses the collectibility of the principal and interest payments due. Currently, no allowance has been created to reserve for uncollectible amounts of this note receivable. If, in the future, we must create an allowance or write off uncollectible amounts of this loan, it could have a material effect on our results of operations.
We and some of our former management employees are the subject of a class action lawsuit. The defense and ultimate outcome of these allegations could negatively affect our future operating results.
StarTek and six of its’ former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety.
Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005 and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions. On October 1, 2007, the court granted our motion and entered judgment dismissing the consolidated derivative actions with prejudice. No appeal from this dismissal was filed prior to the expiration of the 30-day period for filing such appeals.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.025 million in legal fees. As of February 15, 2008, we had incurred legal fees related to these lawsuits of more than 90% of our $1.025 million deductible.
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
In substantially all of our client relationships, we generate revenue based on the amount of products and services demanded by our clients’ customers. The amount of our revenue also depends on the number and duration of customer inquiries. Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services. In addition, if the reliability of our customers’ products or services increases as a result of technological improvements, the volume of calls that we service may be reduced. If customer interest in or increased reliability of any products or services offered by our clients and for which we provide outsourced services result in reduced service volumes, our revenue would be diminished. StarTek utilizes forecasts made by our clients based on demand from their customers. If the actual call volumes are materially different than the forecasted volumes, our financial results could be adversely affected.
In 2006, we expanded our capacity to include three new facilities in response to new client contracts garnered during the latter half of 2005. As business associated with these new clients and additional facilities ramped, we experienced excess capacity and incurred additional costs as we worked towards bringing these facilities to normal operational levels. In January 2007, we announced that we would be closing our site in Petersburg, Virginia due to reduced client demand in that facility. We were able to re-open that site in May 2007 as client demand rose. If client demand declines, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.
Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.
We enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients, however these contracts generally permit termination upon 30 to 90 days notice by our clients; do not designate us as our clients’ exclusive outsourced services provider; do not penalize our clients for early termination; hold us responsible for work performed that does not meet pre-defined specifications; and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel contracts we have with them, which may adversely affect our results. In addition, some contracts with one of our two largest clients either expire in 2008 or are currently under negotiation for renewal and we cannot guarantee that they will be extended or renewed. If a principal client cancelled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients’ customers, as described above, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient, or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us, which would have an adverse effect on our revenue, results of operations, and overall financial condition.
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
We intend to grow our business by increasing the number of services we provide to existing clients, by expanding our overall client base and, in the future, through merger and acquisition activity. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth we would be required to open additional facilities, expand and improve our information systems and procedures, and hire, train, motivate, and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures, and personnel may not be adequate to support our future operations. Further, we may not be able to maintain or accelerate our current growth, effectively manage our expanding operations, or achieve planned growth on a timely and profitable basis. During the last few years, we incurred costs related to excess capacity as we opened new facilities in anticipation of volume levels that did not materialize. As a result, our operating profits declined, and our stock price was adversely impacted. If we are unable to manage our growth efficiently, or if growth does not occur, our business, results of operations, and financial condition could suffer.

With respect to merger and acquisition activity, we have never made an acquisition and there can be no assurance that we will be able to identify or acquire any companies on favorable terms. If an acquisition is completed, there can be no assurance that such acquisition will enhance our business, results of operations, or financial condition. We may also pursue opportunities to undertake strategic alliances in the form of joint ventures. Joint ventures involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control of such joint ventures.
Failure to implement technological advancements could make our services less competitive.
Technologies that our clients or competitors already possess, or may in the future develop or acquire, may decrease the cost or increase the efficiency of competing services. We believe that to remain competitive, we must continue to invest in technology to be able to compete for new business and maintain service levels for clients. We may not be able to develop and market any new services that use, or effectively compete with, existing or future technologies, and such services may not be commercially successful. Furthermore, our competitors may have greater resources to devote to research and development than we do, and accordingly may have the ability to develop and market new technologies, with which we are unable to successfully compete.
Our markets are highly competitive. If we do not compete effectively, we may lose our existing business or fail to gain new business.
The markets in which we operate are highly competitive, and we expect competition to persist and intensify in the future. We view in-house operations of our existing and potential clients to be a significant competitive threat. Many of our clients or potential clients have in-house capabilities, enabling them to perform some or all of the services that we provide. Our performance and growth could be impeded if clients, or potential clients, decide to shift in-house, operations services currently outsourced, or if potential clients retain or increase their in-house capabilities.
We anticipate that competition from low-cost, offshore providers of outsourced services will continue to increase in the future and that such providers will remain an important competitve threat. A number of our competitors have, or may develop, greater name recognition or financial and other resources than us. In addition, new competitors with greater name recognition and resources may decide to enter the markets in which we operate. Some competitors may offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services. Competitive pressure from current or future competitors could also result in substantial price erosion, as discussed below, which could adversely affect our revenue, margins, and financial condition.
Our operations in Canada subject us to the risk of currency exchange fluctuations.
Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. Our results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the U.S. dollar during 2007, 2006 and 2005, because we have contracts wherein the revenue we earn is denominated in U.S. dollars, yet the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars. During 2007, 2006 and 2005, we engaged in limited hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar. We intend to continue hedging activities in 2008. However, currency hedges do not, and will not, eliminate our exposure to fluctuations in the Canadian dollar. Further increases in the value of the Canadian dollar, or currencies in other foreign markets in which we may operate, in relation to the value of the U.S. dollar, would further increase such costs and adversely affect our results of operations.
We face risks inherent in conducting business in Canada.
Our operations in Canada accounted for 39.1% of our revenue in 2007, 43.7% of our revenue in 2006 and 41.6% of our revenue in 2005. There are risks inherent in conducting business internationally, including competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets. This may give these firms an advantage regarding labor and material costs; potentially longer working capital cycles; unexpected changes in foreign government programs, policies, regulatory requirements, and labor laws; and difficulties in staffing and effectively managing foreign operations. One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations, it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.

Our lack of a significant international presence outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.
Although we currently conduct operations in Canada, we do not have a significant international presence. Our lack of international operations outside of North America could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. Our lack of a significant international presence outside of North America may also limit our ability to gain new clients who may require business process service providers to have this flexibility.
The movement of business process outsourcing services to other countries has been extensively reported in the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the United States. Accordingly, unless and until we develop international operations outside of North America, we may be competitively disadvantaged compared to a number of our competitors who have already devoted significant time and money to operating offshore.
If we decide to open facilities in, or otherwise expand into, additional countries, we may not be able to successfully establish operations in the markets that we target. There are certain risks inherent in conducting business in other countries including, but not limited to, exposure to currency fluctuations, difficulties in complying with foreign laws, unexpected changes in government programs, policies, regulatory requirements and labor laws, difficulties in staffing and managing foreign operations, political instability, and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our business, growth prospects, results of operations, and financial condition.
Our largest stockholder has the ability to significantly influence corporate actions.
A. Emmet Stephenson, Jr., one of our co-founders, owned approximately 21.8% of our outstanding common stock as of February 15, 2008. Mr. Stephenson’s spouse also owns shares of our common stock. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson’s hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.
Our stock price has been volatile and may decline significantly and unexpectedly.
The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, our success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $8.73 to a high of $14.05 during 2007.
Geopolitical military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets in which we operate, and our results of operations.
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
Our operations depend on our ability to protect our facilities, computer equipment, telecommunications equipment, software systems and clients’ products and confidential client information against damage from internet interruption, fire, power loss, telecommunications interruption, e-commerce interruption, natural disaster, theft, unauthorized intrusion, computer viruses, bomb threats and other emergencies. We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs, our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients, or allow our clients to renegotiate their arrangements with us. Although we maintain property and business interruption insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks, and our ability to timely and consistently access and use telephone, internet, e-commerce, e-mail, facsimile connections, and other forms of communication, are substantially dependent upon telephone companies, internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.
Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.
We depend on telephone and data service provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could affect our business. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts with various providers for telephone and data services. There is no obligation, however, for these vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could seriously affect our business.
Compliance with SEC rules requiring that we and our independent auditors assess the effectiveness of our internal controls over financial reporting may have adverse consequences.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management, on an annual basis, to assess the effectiveness of our internal control over financial reporting. We have completed the process of documenting and testing our internal control over financial reporting in order to satisfy the requirements of Section 404, and the reports of our management and our independent auditors relating to our internal control over financial reporting are included elsewhere in this Form 10-K. We constantly test and improve our controls as we identify certain deficiencies that we believe require remediation, and this requires additional management time and other resources. If we incur significant expense relating to future compliance with Section 404, our operating results will be adversely impacted.
In addition, as our business develops and grows, we will be required to adapt our internal control systems and procedures to conform to our current business, and we will continue to work to improve our controls and procedures and to educate our employees in an effort to maintain an effective internal control environment. However, if internal control deficiencies arise in the future, we may not be able to remediate such deficiencies in a timely manner. As a consequence, we may have to disclose in future filings with the SEC any material weaknesses in internal controls over our financial reporting system. Disclosures of this type could cause investors to lose confidence in our financial reporting, and may negatively affect our stock price. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, it may negatively impact our business and operations.
If we are unable to renew or replace sources of capital funding on satisfactory terms, potential growth and results of operations may suffer.
We currently have four debt facilities in place, with approximately $11.4 million in debt outstanding as of December 31, 2007. These facilities mature over differing periods through 2010. During the course of our operations, we may need to obtain additional financing. If we are unable to renew or obtain additional financing, it may adversely impact our financial results.
If the value of our portfolio of investment securities declines, our results of operations will suffer.
Approximately 10.5% and 3.8% of our total assets as of December 31, 2007 and 2006, respectively, consisted of investment securities. During 2007, we made investments in publicly-traded debt. We periodically review investments available for sale for other-than-temporary declines in fair value and write down investments to their fair value when such a decline occurs. Unrealized gains or losses on investments, acquired as trading securities, are recognized as they occur. Future adverse changes in market conditions, or poor operating results of companies in which we have invested, could result in losses. Moreover, we implemented a more conservative investment policy in late 2006, and the resulting lower returns may adversely impact our financial results.

Our quarterly operating results have historically varied, and may not be a good indicator of future performance.
We have experienced, and expect to continue to experience, quarterly variations in revenue and operating results, as a result of a variety of factors, many of which are outside our control. These factors include, changes in the amount and growth rate of revenue generated from our principal clients; the timing of existing and future client product launches or service offerings; unanticipated volume fluctuations; expiration or termination of client projects; timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; and the seasonal nature of some clients’ businesses.
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
Interest Rate Risk
Cash and Cash Equivalents
At December 31, 2007, we had $23.0 million in cash and cash equivalents. Approximately $13.1 million of this cash was invested in commercial paper which matures within the first three months of 2008 and bears a weighted-average interest rate of approximately 5.56%. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.
Investments
At December 31, 2007, we had investments available for sale which, in the aggregate, had a fair market value of $16.3 million. At December 31, 2007, investments available for sale consisted entirely of investment-grade corporate bonds. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.
The fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us. If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.
The table below provides information (in thousands) as of December 31, 2007 about maturity dates and corresponding weighted-average interest rates related to certain of our investments available for sale.

	Weighted-
	Average
	Interest	Within	1 - 2	2 - 3	3 - 4	4 - 5			Fair
	Rates	1 Year	Years	Years	Years	Years	Thereafter	Total	Value
Corporate debt securities	4.70%	$10,492	$5,920	$—	$—	$—	$—	$16,412	$16,349

Total		$10,492	$5,920	$—	$—	$—	$—	$16,412	$16,349

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

Outstanding Debt
We currently have the following debt facilities: 1) a $10.0 million secured equipment loan, 2) a $10.0 million unsecured revolving line of credit, 3) a $9.6 million Canadian dollar secured equipment loan and 4) a $4.9 million secured promissory note. These facilities are described in further detail within “Liquidity and Capital Resources” above within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also, please refer to Note 8 “Debt,” to our Consolidated Financial Statements, which are included at Item 15, Exhibits and Financial Statement Schedules, of this Form 10-K, for further explanation of our debt arrangements. The table below provides information (in thousands) as of December 31, 2007 about maturity dates related to our outstanding debt.

	Within	1 - 2	2 - 3	3 - 4	4 - 5
	1 Year	Years	Years	Years	Years	Thereafter	Total
Debt obligations (including current portion)	$3,975	$3,745	$3,635	$—	$—	$—	$11,355

Total	$3,975	$3,745	$3,635	$—	$—	$—	$11,355

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
Approximately 39.1% of our operating expenses, excluding impairment losses and restructuring charges, in 2007 were incurred by our Canadian operations. A portion of our Canadian operations generate revenues denominated in U.S. dollars. During 2007, we entered into forward contracts for $78.7 million Canadian dollars to hedge our foreign currency risk with respect to these labor costs. As of December 31, 2007, we had $27 thousand in derivative assets and related tax expense of $10 thousand which is expected to settle within the next twelve months. As of December 31, 2007, we had contracted to purchase $24.2 million Canadian dollars to be delivered periodically through June 2008 at a purchase price which is no more than $24.5 million and no less than $22.5 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Item 8. Financial Statement and Supplementary Financial Data
Consolidated financial statements and supplementary data required by Item 8 are set forth herein at the pages indicated in Item 15(a).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a - 15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to us and required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our independent registered public accounting firm, Ernst & Young LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2007. Ernst & Young LLP’s report is included in Item 9A of this Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no significant changes to our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of StarTek, Inc.
We have audited StarTek Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 27, 2008

Item 9B. Other Information
None.
PART III
Items 10 through 14
Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
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
FINANCIAL STATEMENT SCHEDULES
Financial Statements:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of StarTek, Inc.
We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StarTek, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 27, 2008

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$245,304	$237,612	$216,371
Cost of services	206,087	201,424	167,223

Gross profit	39,217	36,188	49,148
Selling, general and administrative expenses	38,991	30,247	28,435
Impairment losses and restructuring charges	4,325	—	—

Operating (loss) income	(4,099)	5,941	20,713
Net interest and other income	745	2,126	1,479

(Loss) income from continuing operations before income taxes	(3,354)	8,067	22,192
Income tax (benefit) expense	(523)	2,303	8,177

(Loss) income from continuing operations	(2,831)	5,764	14,015

Discontinued operations:
Loss from operations of discontinued operations	—	—	(2,153)
Gain on disposal of discontinued operations	—	—	300
Income tax benefit	—	—	698

Loss from discontinued operations	—	—	(1,155)

Net (loss) income	$(2,831)	$5,764	$12,860

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	1,331	(424)	380
Unrealized loss on investments available for sale, net of tax	(30)	(2)	(546)
Change in fair value of derivative instruments, net of tax	255	(362)	127

Comprehensive (loss) income	$(1,275)	$4,976	$12,821

Net (loss) income per share from continuing operations:
Basic	$(0.19)	$0.39	$0.96
Diluted	$(0.19)	$0.39	$0.95

Net (loss) income per share including discontinued operations:
Basic	$(0.19)	$0.39	$0.88
Diluted	$(0.19)	$0.39	$0.88

Dividends declared per common share	$—	$1.11	$1.50

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$23,026	$33,437
Investments	16,349	5,933
Trade accounts receivable, less allowance for doubtful accounts of $0 and $16, respectively	48,887	46,364
Income tax receivable	2,502	1,281
Prepaid expenses and other current assets	2,408	3,009

Total current assets	93,172	90,024

Property, plant and equipment, net	57,532	60,101
Long-term deferred tax assets	3,686	4,444
Other assets	1,068	1,166

Total assets	$155,458	$155,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,908	$6,061
Accrued liabilities:
Accrued payroll	7,902	6,798
Accrued compensated absences	5,072	4,146
Other accrued liabilities	1,494	415
Current portion of long-term debt	3,975	5,654
Short-term deferred income tax liabilities	1,274	754
Other current liabilities	1,358	502

Total current liabilities	26,983	24,330

Long-term debt, less current portion	7,380	10,314
Long-term deferred rent liability	2,731	1,729
Other liabilities	150	980

Total liabilities	37,244	37,353

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,735,791 and 14,695,791 shares issued and outstanding at December 31, 2007 and 2006, respectively	147	147
Additional paid-in capital	62,776	61,669
Cumulative translation adjustment	2,553	1,222
Unrealized (loss) gain on investments available for sale	(29)	1
Unrealized gain (loss) on derivative instruments	20	(235)
Retained earnings	52,747	55,578

Total stockholders’ equity	118,214	118,382

Total liabilities and stockholders’ equity	$155,458	$155,735

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net (loss) income	$(2,831)	$5,764	$12,860
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,092	16,758	13,364
Impairment of property, plant and equipment	3,583	—	—
Non-cash compensation cost	1,107	321	—
Deferred income taxes	454	(1,830)	(595)
Realized (gain) loss on investments	—	(128)	623
Loss (gain) on sale of assets	60	(98)	(1,083)
Changes in operating assets and liabilities:
Sales of trading securities, net	—	—	2,929
Trade accounts receivable, net	(2,367)	(5,752)	10,679
Prepaid expenses and other assets	1,004	(361)	(549)
Accounts payable	230	939	(2,704)
Income taxes, net	(1,214)	2,946	8,405
Accrued and other liabilities	3,529	319	1,530

Net cash provided by operating activities	20,647	18,878	45,459

Investing Activities
Purchases of investments available for sale	(36,813)	(351,108)	(733,935)
Proceeds from disposition of investments available for sale	26,348	373,466	726,126
Purchases of property, plant and equipment	(15,207)	(20,110)	(15,365)
Proceeds from disposition of property, plant and equipment	—	343	5,986

Net cash (used in) provided by investing activities	(25,672)	2,591	(17,188)

Financing Activities
Proceeds from stock option exercises	—	1,112	327
Principal payments on borrowings	(5,828)	(2,798)	(4,594)
Dividend payments	—	(16,289)	(21,943)
Proceeds from borrowings	—	13,294	880

Net cash used in financing activities	(5,828)	(4,681)	(25,330)
Effect of exchange rate changes on cash	442	(776)	(125)

Net (decrease) increase in cash and cash equivalents	(10,411)	16,012	2,816
Cash and cash equivalents at beginning of period	33,437	17,425	14,609

Cash and cash equivalents at end of period	$23,026	$33,437	$17,425

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$772	$237	$253
Income taxes paid	$1,990	$3,013	$9,486
Unrealized loss on investments available for sale, net of tax	$(30)	$(2)	$(546)
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2004	14,606,011	$146	$59,736	$75,186	$1,815	$136,883
Stock options exercised	25,080	—	327	—	—	327
Income tax benefit from stock options exercised	—	—	76	—	—	76
Dividends paid	—	—	—	(21,943)	—	(21,943)
Net income	—	—	—	12,860	—	12,860
Foreign currency translation adjustments, net of tax	—	—	—	—	380	380
Unrealized loss on investments available for sale, net of tax	—	—	—	—	(546)	(546)
Change in fair value of derivative instruments, net of tax	—	—	—	—	127	127

Balance, December 31, 2005	14,631,091	$146	$60,139	$66,103	$1,776	$128,164
Stock options exercised	64,700	1	1,112	—	—	1,113
Income tax benefit from stock options exercised	—	—	97	—	—	97
Stock-based compensation expense	—	—	321	—	—	321
Dividends paid	—	—	—	(16,289)	—	(16,289)
Net income	—	—	—	5,764	—	5,764
Foreign currency translation adjustments, net of tax	—	—	—	—	(424)	(424)
Unrealized loss on investments available for sale, net of tax	—	—	—	—	(2)	(2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(362)	(362)

Balance, December 31, 2006	14,695,791	$147	$61,669	$55,578	$988	$118,382
Restricted shares granted	40,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,107	—	—	1,107
Net loss				(2,831)		(2,831)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,331	1,331
Unrealized loss on investments available for sale, net of tax	—	—	—	—	(30)	(30)
Change in fair value of derivative instruments, net of tax	—	—	—	—	255	255

Balance, December 31, 2007	14,735,791	$147	$62,776	$52,747	$2,544	$118,214

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In thousands, except per share data)
1. Basis of Presentation and Summary of Significant Accounting Policies
StarTek, Inc. is a provider of business process optimization services for outsourced customer interactions. Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points including web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and frees them to focus on preserving capital, while we deliver the ultimate customer experience. Headquartered in Denver, Colorado, we had 18 operational facilities across North America as of December 31, 2007. We operate in a single industry segment and all of our revenues are generated in North America.
Consolidation
Our consolidated financial statements include accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.
Reclassifications
Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to 2007 presentation.
In December 2005, we sold certain assets and liabilities relating to our supply chain management services platform. Consequently, the results of operations of the supply chain management services platform has been classified as discontinued operations during all periods presented in our Consolidated Financial Statements and related Notes. Accordingly, amounts presented in our Consolidated Financial Statements and related Notes may differ from amounts previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). Refer to Note 3, “Discontinued Operations” for further discussion of this transaction.
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
Concentration of Credit Risk
We are exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial. We regularly monitor credit risk to mitigate the possibility of current and future exposures resulting in a loss. We evaluate the creditworthiness of clients prior to entering into an agreement to provide services and on an on-going basis as part of the processes of revenue recognition and accounts receivable. We do not believe we are exposed to more than a nominal amount of credit risk in our derivative hedging activities, as the counter parties are established, well-capitalized financial institutions.
Foreign Currency Translation
The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income in the accompanying Balance Sheets, which is a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss). Such gains and losses were not material for any period presented. Our operations in Canada generated 39.1%, 43.7% and 41.6% of our revenue during 2007, 2006 and 2005, respectively. The net value of our long-lived assets in Canada totaled $17.8 million and $20.0 million as of December 31, 2007 and 2006, respectively.

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
Supply Chain Management Services (“SCMS”) — We sold our SCMS platform in December 2005. Prior to the sale, substantially all of our contractual arrangements with SCMS clients were based on the volume, complexity and type of components involved in the handling of our clients’ products. We invoiced our SCMS clients upon shipment and recognized revenues on a gross basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” when such services were completed and the related goods were shipped. The results of operations for our SCMS platform have been presented as a component of discontinued operations for all periods presented. See Note 3, “Discontinued Operations” for further discussion of the sale.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, investments, trade accounts receivable, accounts payable and long-term debt. Carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short term nature of these accounts. Investments are reported at fair value. Management believes differences between the fair value and the carrying value of long-term debt is not material because interest rates approximate market rates for material items.
Cash and Cash Equivalents
We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. Cash and cash equivalents as of December 31, 2007, included commercial paper with maturities of less than three months which had an aggregate market value of $13,079.
Investments
Investments available for sale have historically consisted of debt securities reported at fair value. There were unrealized losses, net of tax, of $30, $2 and $546 in 2007, 2006 and 2005, respectively, recorded in other comprehensive income in the accompanying Statements of Operations and Other Comprehensive Income (Loss), which is a separate component of stockholders’ equity. We amended our investment policy in October 2006. Under the amended policy, we may invest in certain U.S. Government and government-sponsored securities, repurchase agreements, investment grade corporate obligations, corporate debt securities, municipal securities, mortgage-backed securities, money market and mutual funds, subject to the terms of the policy. The Chief Financial Officer is responsible for oversight of the investment portfolio.

Investments are periodically evaluated for other-than-temporary impairment whenever the fair value falls below our cost basis . We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity. Other-than-temporary declines in fair value are reflected on the statement of operations as loss on impaired investments, though no impairments on investments were recognized in 2007, 2006 or 2005. Original cost of investments available for sale is based on the specific identification method. Interest income from investments available for sale is included in Net Interest Income and Other Income on the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss). Investments available for sale are carried at fair market values. Fair market values are determined by the most recently traded price of the security or underlying investment as of the balance sheet date. As of December 31, 2007 and 2006, we were not invested in any trading securities or held-to-maturity securities.
Derivative Instruments and Hedging Activities
We follow the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related guidance (“SFAS No. 133”) for all of our derivative and hedging instruments. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Consolidated Balance Sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.
We have elected cash flow hedge accounting under SFAS No. 133 in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During 2007, 2006 and 2005, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.
Our Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. However, our client contracts generate revenues which are paid to us in U.S. dollars. During 2007, we entered into Canadian dollar forward contracts with Wells Fargo Bank for $78.7 million Canadian dollars to hedge our foreign currency risk with respect to these labor costs. During the years ended December 31, 2007, 2006 and 2005, we recorded gains of approximately $1,828, $768 and $777, respectively, for the settled Canadian dollar forward contracts included as a component of Cost of Services in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss). As of December 31, 2007, we had $27 in derivative assets and related tax expense of $10. As of December 31, 2006, we had $379 in derivative liabilities and a related tax benefit of $144. As of December 31, 2007, we had contracted to purchase $24.2 million Canadian dollars to be delivered periodically through June 2008 at a purchase price which is no more than $24.5 million and no less than $22.5 million. We plan to continue to hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar, primarily through the use of forward purchase contracts.
Legal Proceedings
We reserve for legal contingencies when a liability for those contingencies has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Any significant litigation or significant change in our estimates on our outstanding litigation could cause us to increase our provision for related costs, which, in turn, could materially affect our financial results. Any provision made for these anticipated costs are expensed to operating expenses in our Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Property, Plant and Equipment
Property, plant, and equipment are stated at depreciated cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives, as follows:

Estimated Useful Life
Buildings and improvements	3-30 years
Telephone and computer equipment	3-5 years
Software	3 years
Furniture, fixtures, and miscellaneous equipment	5-7 years
We depreciate leasehold improvements associated with operating leases over the shorter of the expected useful life or the initial term of the leases.
Impairment of Long-Lived Assets
We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.
Restructuring Charges
Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss). The accrual for restructuring liabilities is included in Other Accrued Liabilities in the accompanying Consolidated Balance Sheets.
Operating Leases
We have negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of the rent payments over the term of our operating leases. In accordance with Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” Financial Accounting Standards Board (“FASB”) Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases,” we recognize rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as deferred rent and amortized on a straight line over the lease term.
Income Taxes
We account for income taxes using the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations.

Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”). As such, during 2006 and 2007, we recognized expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive Income (Loss) based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments and also requires an estimate of forfeitures when calculating compensation expense. We adopted this standard using the modified prospective method, which stipulates that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. We use the Black-Scholes method for valuing stock-based awards. See Note 9, “Share-Based Compensation,” for further information regarding the assumptions used to calculate share-based payment expense.
New Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation was effective for our fiscal year beginning January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions, as well as in Canada. Our United States federal returns and most state returns for tax years 2004 and forward are subject to examination. Canadian returns for tax years 2003 and forward are subject to examination. No United States federal returns are currently under audit, and no extensions of statute of limitations have been granted. The 2003 through 2006 Colorado state returns are currently under audit by the State of Colorado. The 2004 and 2005 Canadian returns are currently under audit by the Canadian Revenue Agency. The adoption of FIN 48 had no impact on our Consolidated Financial Statements and as of December 31, 2007 there were no unrecognized income tax benefits.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Certain provisions related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for our fiscal year beginning January 1, 2008, and are being applied prospectively. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for our fiscal year beginning January 1, 2009, and will be applied prospectively. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our Consolidated Financial Statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 became effective for our fiscal year beginning January 1, 2008, and are being applied prospectively. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our Consolidated Financial Statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The provisions of SFAS No. 141R will not impact our Consolidated Financial Statements for prior periods.
2. Restructuring Charges and Impairment Losses
Hawkesbury Closure
In August 2007, we closed our facility in Hawkesbury, Ontario, Canada. Upon the announcement of the closure in July 2007, we impaired approximately $1,273 of facility leasehold improvements and $565 of furniture and equipment because the carrying value was not recoverable. In addition, we have recorded restructuring charges related to lease costs, telephony disconnects and other expenses related to the facility closure. In accordance with SFAS No. 146, we recognized the liability when it was incurred, instead of upon commitment to a plan.

The following table summarizes our restructuring accrual and related activity during the period:

Facility-Related Costs
Balance as of December 31, 2006	$—
Expense	742
Reclassification of long-term liability	48
Payments	(288)

Balance as of December 31, 2007	$502

We expect to incur total restructuring charges related to the Hawkesbury closure of $790 of which $288 has been incurred as of December 31, 2007. This restructuring accrual has been included in Other Accrued Liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2007 and is expected to be paid through the second quarter of 2008. Included in accrued restructuring costs is $48 of an existing deferred rent liability related to the Hawkesbury facility recorded in previous periods. A significant assumption used in determining the amount of estimated liability for closing sites is the estimated liability for future lease payments on vacant facilities. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations and Other Comprehensive Income (Loss).
Software Projects
In accordance with SFAS No. 144, we periodically, on at least an annual basis, evaluate long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of specific assets or group of assets may not be recoverable. In the second quarter of 2007, senior management initiated a comprehensive review of our information technology infrastructure. As a result, for the quarter ended June 30, 2007, we recognized impairment losses of $1,745 related to software projects in process determined to be obsolete because they will not be completed and the assets are not recoverable.
3. Discontinued Operations
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
The results of operations of our supply chain management services platform have been classified as discontinued operations in all years presented. Included in discontinued operations was revenue from supply chain management services of $5,949 for the year ended December 31, 2005. The supply chain management services platform had a net loss of $1,342 for the year ended December 31, 2005. Upon completion of the sale, we recorded a gain of $300 and associated taxes of $113 in discontinued operations in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the year ended December 31, 2005.

4. Net (Loss) Income Per Share
Basic and diluted net (loss) income per common share is computed on the basis of our weighted-average number of common shares outstanding, as determined by using the calculations outlined below:

	Year Ended December 31,
	2007	2006	2005

Net (loss) income available to common shareholders from continuing operations	$(2,831)	$5,764	$14,015
Loss from discontinued operations	—	—	(1,155)

Net (loss) income	$(2,831)	$5,764	$12,860

Weighted average shares of common stock	14,696	14,680	14,629
Dilutive effect of stock options	—	34	52

Common stock and common stock equivalents	14,696	14,714	14,681

Basic net (loss) income per share from:
Continuing operations	$(0.19)	$0.39	$0.96
Discontinued operations	—	—	(0.08)

Net (loss) income	$(0.19)	$0.39	$0.88

Diluted net (loss) income per share from:
Continuing operations	$(0.19)	$0.39	$0.95
Discontinued operations	—	—	(0.07)

Net (loss) income	$(0.19)	$0.39	$0.88

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. Anti-dilutive securities totaling 1,660, 395 and 463 for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.
5. Principal Clients
The following table represents revenue concentration of our principal clients.

	Year Ended December 31,
	2007	2006	2005(1)
AT&T Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	50.4%	52.7%	63.6%
T-Mobile, a subsidiary of Deutsche Telekom	21.8%	21.2%	23.9%

(1)	2005 data has been adjusted from amounts previously reported due to the merger of two of our clients, AT&T Corp. and Cingular Wireless, LLC.
Our contract with Cingular Wireless, LLC (the “Cingular Contract”) is now with AT&T Mobility LLC, a wholly-owned subsidiary of AT&T, Inc. (AT&T), as a result of AT&T’s acquisition of Cingular Wireless, LLC. A significant portion of the Cingular Contract, including the customer care and accounts receivable management portions of the contract (the “Customer Care Services”), has been extended for the sixth time through March 31, 2008 as the parties negotiate a new agreement for the Customer Care Services. The remaining portion of the Cingular Contract, comprising business care services, was replaced in December 2006 with a contract that expires in November 2008. We entered into a services agreement and statement of work with T-Mobile for the provision of certain call center services, each being effective October 1, 2007 and continuing for two years. That agreement and statement of work were included in as Exhibit 10.12 in the Quarterly Report on Form 10-Q that we filed with the SEC on November 6, 2007.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2007.

6. Investments
As of December 31, 2007 and 2006, investments available for sale consisted of corporate medium term notes and corporate floating debt. The estimated fair values associated with the corporate debt securities were as follows:

	Year Ended December 31,
	2007	2006
Basis	$16,412	$5,937
Gross unrealized gains	59	—
Gross unrealized losses	(122)	(4)

Estimated fair value	$16,349	$5,933

The aggregate fair value of securities with unrealized losses as of December 31, 2007 and 2006 was $7,981 and $5,933, respectively. Proceeds from the sale of investment securities available for sale were $26,348, $373,466 and $726,126 in 2007, 2006 and 2005, respectively; gross realized gains included in other income in 2007, 2006 and 2005 was $nil, $148 and $498, respectively; and gross realized losses included in other income in 2007, 2006 and 2005 was $0, $20 and $1,121, respectively.
As of December 31, 2007, amortized costs and estimated fair values of investments available for sale by contractual maturity were:

			After 5		Estimated
	Within 1 Year	1 - 5 Years	Years	Total	Fair Value

Corporate debt securities	$10,492	$5,920	$—	$16,412	$16,349

Total	$10,492	$5,920	$—	$16,412	$16,349

All of the investments in our portfolio as of December 31, 2007 had contractual maturities of one year or less, with the exception of $5,920 with maturities of between 1 and 2 years. We had no investments at December 31, 2007 or 2006, that had carried unrealized losses for longer than twelve months. Because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
7. Property, Plant and Equipment
Our property, plant and equipment as of December 31, 2007 and 2006, consisted of the following, by asset class:

	As of December 31,
	2007	2006
Land	$1,733	$1,685
Buildings and improvements	39,413	36,772
Telephone and computer equipment	50,443	45,091
Software	27,866	24,403
Furniture, fixtures, and miscellaneous equipment	21,008	19,553
Construction in progress	8,047	3,003

	148,510	130,507
Less accumulated depreciation	(90,978)	(70,406)

Total property, plant and equipment, net	$57,532	$60,101

8. Debt
As of December 31, 2007 and 2006, respectively, we had the following balances outstanding on our long-term debt facilities:

	As of December 31,
	2007	2006
3.65% secured equipment loan	$446	$3,069
Secured equipment promissory note	3,665	4,772
Canadian dollar secured equipment loan	7,244	8,101
Greeley, Colorado promissory note	—	26

	11,355	15,968
Less current portion of long-term debt	(3,975)	(5,654)

Long-term debt, less current portion	$7,380	$10,314

As of December 31, 2007, future scheduled annual principal payments on long-term debt are:

Amount
2008	$3,975
2009	3,745
2010	3,635

$11,355

Line of Credit
In addition to the debt facilities listed above, we maintain a $10,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Bank”) which we use to finance regular, short-term operating expenses. On June 27, 2007, we amended and renewed our revolving $10,000 line of credit agreement with the Bank effective June 1, 2007. The amendment extends the last day under which the Bank will make advances under the line of credit to June 30, 2009. The outstanding principal balance of the note shall bear interest at either a fluctuating rate per annum 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 6.25% and 7.25% as of December 31, 2007 and 2006, respectively. Interest is payable on a monthly basis. Interest expense associated with this facility totaled $62, $36 and $21 for the years ended December 31, 2007, 2006 and 2005, respectively. The tangible net worth we are required to have at December 31, 2006 was amended to $95,000, and must increase (but never decrease) at each subsequent fiscal quarter end by an amount equal to 25% of the net income (but only if positive) for each fiscal quarter then ended. We must generate minimum net profit after taxes of not less than $1.00 on a rolling four-quarter basis, and are not permitted to incur net losses in any two consecutive quarterly periods, nor for the quarter ending March 31, 2008. In determining such profit and loss, we may add back up to $5,000 in non-recurring non-cash charges and up to $5,000 in non-recurring cash charges incurred during the fiscal year ending December 31, 2007. We must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10,000 measured at the end of each fiscal quarter. We were in compliance with all of our debt covenants related to this facility as of December 31, 2007 and 2006. No amounts were outstanding under this line of credit as of December 31, 2007 or 2006.
3.65% Secured Equipment Loan
We entered into a secured equipment loan with Wells Fargo Equipment Finance, Inc. in the amount of $10,000 in February 2004. The loan bears interest at a fixed rate of 3.65% per annum and matures on February 28, 2008. Principal and interest are payable in 48 monthly installments of $224. The loan is secured by certain furniture, telephone and computer equipment. Interest expense associated with this agreement totaled $68, $162 and $253 during the years ended December 31, 2007, 2006 and 2005, respectively.
Secured Promissory Note
On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4,900 from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $115 until maturity on November 30, 2010. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty.
This promissory note is absolutely and unconditionally guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. (collectively, the “note guarantors”). The guarantee was executed simultaneously with the promissory note agreement and remains in force regardless of whether the note is paid in full until the guarantee is revoked prospectively as to future transactions by written notice from Wells Fargo Equipment Finance, Inc. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the note guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe. As of December 31, 2007, the maximum potential amount that the note guarantors would be required to pay upon default would be $3,665 plus interest, as stated above.

Canadian Dollar Secured Equipment Loan
On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9,600 Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are secured by fixed assets and tenant improvements at certain of our Canadian facilities. The loan will be repaid in 48 monthly installments of $225 Canadian dollars until maturity on November 20, 2010, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan provided that we notify Wells Fargo Equipment Finance Company, Inc. at least 30 days prior in writing and that we pay a prepayment premium, as stipulated in the loan agreement.
These borrowings are absolutely and unconditionally guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc. (collectively, the “loan guarantors”). The guarantee was executed simultaneously with the secured equipment loan agreement and remains in force as long as there is an arrangement between the loan guarantors unless prior written consent is given by Wells Fargo Equipment Finance Company, Inc. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. As such, as of December 31, 2007, the maximum potential amount that the loan guarantors would be required to pay upon default would be $7,244 Canadian dollars plus interest, as stated above.
Greeley, Colorado Promissory Note
In 1998, we purchased land in Greeley, Colorado, on which we built our Greeley North facility. We financed the land through a non-interest bearing ten year promissory note, the balance of which declines at $26 per year, without payment, over the ten year term so long as we do not sell or transfer the land or fail to continuously operate a customer service center thereon. The promissory note matured during 2007 and there is no remaining balance on this note as of December 31, 2007.
9. Share-Based Compensation
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Director Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans for the years ended December 31, 2007 and 2006, was $1,107 and $321, respectively, and is included in selling, general and administrative expense. The total income tax benefit recognized in our Consolidated Statements of Operations and Other Comprehensive Income (Loss) related to share-based compensation arrangements was $415 and $92 for the years ended December 31, 2007 and 2006, respectively.
The Stock Option Plan was formed in 1997 and is designed to provide stock options, stock appreciation rights, and incentive stock options (cumulatively referred to as “options”) to key employees, officers, directors (other than non-employee directors), consultants, other independent contractors and any named subsidiary designated in the plan as a participant. On May 7, 2007, our stockholders voted to increase the number of shares available under the option plan such that the option plan stipulates that up to 2,588,000 options may be granted to eligible participants and that each option is convertible to one share of StarTek, Inc. common stock. Options awards are made at the discretion of the compensation committee of the board of directors (the “Board”) of StarTek, Inc. (the “Committee”), which is composed entirely of non-employee directors. Unless otherwise determined by the Committee, all options granted under the option plan vest 20% annually beginning on the first anniversary of the options’ grant date and expire at the earlier of: (i) ten years (or five years for participants owning greater than 10% of the voting stock) from the options’ grant date; (ii) three months after termination of employment for any reason other than cause or death; or (iii) six months after the participant’s death; or (iv) immediately upon termination for cause. We have made exceptions to these vesting provisions for certain of our executive officers and employees, which were subject to approval by the Committee. These amended agreements have been filed with the SEC (See Exhibits 10.5, 10.8, 10.13, 10.14, 10.15, 10.19 and 10.21 to this Annual Report on Form 10-K). For options granted under the option plan on and after June 12, 2006, the Committee established a vesting schedule whereby options granted on or after such date would vest as to 25% of the shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months, unless otherwise approved by the Committee.
The Directors’ Option Plan was established to provide stock options to non-employee directors (the “Participants”) who are elected to serve on the Board and who serve continuously from commencement of their term. On May 7, 2007, our stockholders approved an amendment to the plan such that the Directors’ Option Plan provides for stock options to be granted for a maximum of 152,000 shares of common stock. Also pursuant to this stockholder approval, each Participant is granted options to acquire 6,000 shares of common stock upon election to serve on the Board and is automatically granted options to acquire 6,000 shares of common stock on each date they are re-elected to the Board, typically coinciding with each annual meeting of stockholders. All options granted under the Director Option Plan fully vest upon grant and expire at the earlier of: (i) the date when the Participant’s membership on the Board is terminated for cause; (ii) ten years from option grant date; or (iii) one year after the Participant’s death.

Prior to January 1, 2006, we accounted for stock-based awards to employees and non-employee directors under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Accordingly, no stock option-based employee compensation cost was recognized in the accompanying Statements of Operations and Other Comprehensive Income (Loss) prior to 2006, as all stock options granted under those plans had an exercise price that was equal to the market value of the underlying stock on the grant date. On January 1, 2006, we adopted SFAS No. 123R using the modified prospective method (see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” for further information regarding SFAS No. 123R and the modified prospective method). Under the guidelines of SFAS No. 123R, pro forma disclosure is no longer an alternative. We use the Black-Scholes method for valuing stock-based awards.
The following table details the effect on net income and earnings per share had compensation expense for the share-based compensation arrangements been recorded during 2005 based on the Black-Scholes method:

	Income from	Loss from
	continuing	discontinued
	operations	operations	Net income
As reported	$14,015	$(1,155)	$12,860
Share-based employee (including non-employee directors) compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of tax	(1,633)	(1,633)	(1,633)

Pro forma	$12,382	$(2,788)	$11,227

Basic earnings (loss) per share
As reported	$0.96	$(0.08)	$0.88

Pro forma	$0.85	$(0.19)	$0.77

Diluted earnings (loss) per share
As reported	$0.95	$(0.08)	$0.88

Pro forma	$0.84	$(0.19)	$0.76

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2007	2006	2005
Risk-free interest rate	3.16% - 4.74%	4.53% - 5.11%	3.97% - 4.18%
Dividend yield	0%	6.63% - 9.02%	6.11% - 9.63%
Expected volatility	43.12% - 50.47%	42.57%	42.10%
Expected life in years	4.3	4.1	7.0
The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

A summary of option activity under the Plans as of December 31, 2007, and changes during the years ended December 31, 2007, 2006 and 2005 are presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of December 31, 2004	787,230	$25.42
Granted	578,000	16.10
Exercised	(25,080)	15.06
Forfeited	(358,660)	22.95

Outstanding as of December 31, 2005	981,490	$19.68
Granted	282,840	13.29
Exercised	(64,700)	17.19
Forfeited	(259,430)	17.31

Outstanding as of December 31, 2006	940,200	$18.58
Granted	1,379,180	9.85
Exercised	—	—
Forfeited	(699,038)	15.30

Outstanding as of December 31, 2007	1,620,342	$12.50	8.6	$37

Exercisable as of December 31, 2007	284,974	$23.23	5.7	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $4.10, $2.94 and $2.89, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0, $353 and $221, respectively. The fair value of nonvested shares is determined based on the closing trading price of our common shares on the grant date. As of December 31, 2007, there were 1,119,658 shares available for future grant under our equity compensation plans.
As of December 31, 2007, there was $4,208 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.69 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $389, $130 and $1,492, respectively.
Prior to our adoption of SFAS No. 123R, we accelerated 143,860 employee stock options, all with exercise prices of $21.80 or above, such that they immediately vested as of December 30, 2005. The purpose of this action was to eliminate future compensation expense that we would otherwise have recognized upon implementation of SFAS No. 123R. The weighted-average exercise price of the options that were accelerated was $28.92. Because the options prior to the acceleration had intrinsic values that were more than the intrinsic value of the options after acceleration, no compensation expense related to the acceleration was recognized in our Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the year ended December 31, 2005. All terms of options with an exercise price of less than $21.80 remained unchanged.
Restricted Shares
On January 5, 2007, Mr. A. Laurence Jones was granted 30,000 restricted shares pursuant to his appointment as President and Chief Executive Officer. These shares were not granted under either the StarTek, Inc. Stock Option Plan nor the Directors’ Option Plan. The shares vest as follows: 10,000 shares on January 5, 2008 and 20,000 shares on January 5, 2011, provided that the restrictions on the 20,000 share tranche may lapse earlier pursuant to certain performance criteria. The performance criteria specify that the 20,000 share tranche may vest as to 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2008 fiscal year and 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2009 fiscal year. On September 10, 2007, Mr. David G. Durham was granted 10,000 restricted shares pursuant to his appointment as Executive Vice President, Treasurer, and Chief Financial Officer. These shares were not granted under either the StarTek, Inc. Stock Option Plan nor the Directors’ Option Plan. These shares are subject to forfeiture until they have vested and will vest as follows: 3,333 shares on September 10, 2008, 3,333 on September 10, 2009 and 3,334 on September 10, 2010.

Restricted share activity during the year ended December 31, 2007 was as follows:

	Number of	Weighted-Average
	Restricted Shares	Grant Date Fair Value
Nonvested balance as of December 31, 2006	—	$—

Granted	40,000	12.37
Vested	—	—
Forfeited	—	—

Nonvested balance as of December 31, 2007	40,000	$12.37

As of December 31, 2007, there was $288 of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of 1.97 years.
10. Net Interest and Other Income
Net interest and other income for the years ended December 31, 2007, 2006 and 2005 were composed of the following:

	Year Ended December 31,
	2007	2006	2005
Interest income	$1,579	$1,433	$1,500
Interest expense	(854)	(196)	(361)
Net gain on sale of assets	(60)	98	783
Recovery of previously impaired asset	128	663	—
Investment and other (loss) income	(48)	128	(443)

Net interest and other income	$745	$2,126	$1,479

We recognized impairment losses in 2001 related to our investment in Six Sigma, LLC, which we determined was other-than-temporarily impaired due to the bankruptcy filing of Six Sigma, LLC. During 2007 and 2006, we recovered $128 and $663, respectively, in cash from the bankruptcy proceedings, and this amount was recognized in other income.
11. Income Taxes
Pre-tax net book income from continuing operations was:

	Year Ended December 31,
	2007	2006	2005
U.S.	$(7,810)	$4,302	$17,462
Foreign	4,456	3,765	4,730

Total	$(3,354)	$8,067	$22,192

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$(1,893)	$1,398	$6,809
State	(205)	246	621
Foreign	1,159	2,343	2,016

Total current (benefit) expense	$(939)	$3,987	$9,446

Deferred:
Federal	$(1,554)	$(393)	$(1,519)
State	(169)	(69)	(138)
Foreign	421	(930)	(227)
Net change in valuation allowance	1,718	(292)	615

Total deferred expense (benefit)	$416	$(1,684)	$(1,269)

Income tax (benefit) expense	$(523)	$2,303	$8,177

Income tax benefits associated with disqualifying dispositions of incentive stock options during 2007, 2006 and 2005 reduced income taxes by $0, $97 and $76, respectively. Such benefits were recorded as an increase to additional paid-in capital.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006 were:

	Year Ended December 31,
	2007	2006
Current deferred tax assets:
Restructuring costs	$165	$—

Total current deferred tax assets	$165	$—

Current deferred tax liabilities:
Bad debt allowance	$—	$6
Vacation accrual	635	463
Deferred revenue	—	36
Unrealized loss on investments	14	(3)
Self-funded insurance program	61	28
Prepaids	(531)	(756)
Cumulative translation adjustment	(1,454)	(669)
Other	1	141

Total current deferred tax liabilities	$(1,274)	$(754)

Long-term deferred tax assets (liabilities):
Depreciation, amortization, and gain/loss	$1,483	$1,251
Loss on impaired investments	974	990
Foreign tax credit carryforward	554	554
Capital loss carryforward	1,718	2,121
Stock-based compensation	457	122
Deferred compensation	56	75
Lease inducement	367	—
Other	349	214

Net long-term deferred tax assets (liabilities)	$5,958	$5,327

Subtotal	$4,849	$4,573
Valuation allowance	(2,272)	(883)

Total net deferred tax asset (liability)	$2,577	$3,690

As of December 31, 2007, we had net current deferred tax assets in our foreign tax jurisdictions and net current deferred tax liabilities in the U.S. Accordingly, these items have been presented separately in the above table.
Deferred taxes of approximately $23.4 million as of December 31, 2007, were not recognized on temporary differences from undistributed earnings of foreign subsidiaries because these earnings are deemed to be permanently reinvested. We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2007 because we intend to reinvest such earnings indefinitely outside of the U.S.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2007, 2006 and 2005 were:

	Year Ended December 31,
	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	4.9%	1.7%	2.4%
Release of reserve for state audit settlements	0.0%	-5.1%	0.0%
Capital loss valuation allowance	-51.2%	-3.6%	2.6%
Work opportunity tax credits	29.2%	-1.7%	-1.8%
Meals & entertainment	-2.7%	0.8%	0.3%
Other, net	0.4%	1.4%	-1.7%

Total	15.6%	28.5%	36.8%

As of December 31, 2007, we had gross capital loss carry forwards of $4,595, which expire as follows: $3,829 in 2008, $444 in 2009 and $322 in 2010. During 2007, we established a tax-basis valuation allowance of $1,718, which reduces our long-term deferred tax asset, related to these capital loss carry forwards that management does not believe will be offset by sufficient future capital gains before they expire. As of December 31, 2007, we had gross foreign tax credit carry forwards of $554, which expire as follows: $25 in 2011, $4 in 2012, and $525 in 2013. A full tax-basis valuation allowance was established against these carry forwards during 2007 and 2006 due to the fact that it is more likely than not that these credits will not be used prior to their expiration date. Our total valuation allowance related to capital loss carry forwards and foreign tax credit carry forwards is $2,272 as of December 31, 2007.
The effective tax rate in 2007 was 15.6%. The change from previous periods was primarily due to (a) reductions in tax expense of $835 related to work opportunity tax credits received during 2007, (b) reductions in tax expense as a result of adjustments of $277 related to our filing of 2006 state, federal and Canadian tax returns, and (c) the change in the valuation allowance on the capital loss carry forwards which increased tax expense and thereby, reduced net income by $1,718 during 2007.
12. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following items:

	Year Ended December 31,
	2007	2006
Accumulated foreign currency translation adjustments:
Beginning balance	$1,222	$1,646
Translation adjustments	2,126	(671)
Taxes associated with translation adjustments	(795)	247

Ending balance	$2,553	$1,222

Accumulated unrealized derivative gains (losses):
Beginning balance	$(235)	$(127)
Reclassification into income	406	582
Taxes associated with reclassification	(151)	(220)

Ending balance	$20	$(235)

Accumulated unrealized (losses) gains on available for sale securities:
Beginning balance	$1	$3
Unrealized (losses) gains	(48)	(4)
Taxes associated with unrealized (losses) gains	18	2

Ending balance	$(29)	$1

13. Reserves and Allowances
Year-to-year changes in our allowance for doubtful accounts is summarized below:

	Year Ended December 31,
	2007	2006	2005
Allowance for Doubtful Accounts
Balance at beginning of year	$16	$250	$357
Reserve adjustment	(16)	(86)	(107)
Writeoffs	—	(148)	—
Recoveries	—	—	—

Balance at end of year	$—	$16	$250

14. Commitments and Contingencies
Leases
We lease facilities and equipment under various non-cancelable operating leases. Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rental expense, including equipment rentals, for 2007, 2006 and 2005 was $4,602, $4,416 and $3,690, respectively. As of December 31, 2007, future minimum rental commitments for operating leases were:

Minimum Lease
Payments
2008	$4,633
2009	4,436
2010	4,239
2011	3,558
2012	1,918
Thereafter	751

Total minimum lease payments	$19,535

Other Purchase Commitments
We incur various purchase obligations with vendors and suppliers for the purchase of goods and services, in the normal course of business.  These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements.  We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such orders.  Such orders may or may not include cancellation costs payable by us.

Purchase
Obligations
2008	$2,171
2009	62
Thereafter	—

Total purchase obligations	$2,233

Legal Proceedings
StarTek and six of its’ former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. We believe we have valid defenses to the claims and intend to defend the litigation vigorously. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety.

Two stockholder derivative lawsuits related to these aforementioned claims were also filed against various of our present and former officers and directors on November 16, 2005 and December 22, 2005, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The derivative actions, which have been consolidated, name us as a nominal defendant. On April 18, 2006, we and the individually named defendants filed a motion to dismiss the derivative actions. On October 1, 2007, the court granted our motion and entered judgment dismissing the consolidated derivative actions with prejudice. No appeal from this dismissal was filed prior to the expiration of the 30-day period for filing such appeals.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.025 million in legal fees. As of February 15, 2008, we had incurred legal fees related to these lawsuits of more than 90% of our $1.025 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
15. Quarterly Financial Data (Unaudited)
The following represents selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2007 and 2006.

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$57,647	$58,832	$63,169	$65,656
Gross profit	8,910	8,537	10,316	11,454
Selling, general and administrative expenses	9,392	9,040	9,693	10,866
Operating (loss) income	(482)	(3,521)	(409)	313

Net (loss) income	$(189)	$(3,443)	$371	$430

Basic net (loss) income per share	$(0.01)	$(0.23)	$0.03	$0.03

Diluted net (loss) income per share	$(0.01)	$(0.23)	$0.03	$0.03

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$57,105	$59,525	$61,865	$59,117
Gross profit	9,772	8,204	9,761	8,451
Selling, general and administrative expenses	7,573	7,389	7,533	7,752
Operating profit	2,199	815	2,228	699

Net income	$2,136	$825	$1,570	$1,233

Basic net income per share	$0.15	$0.06	$0.11	$0.08

Diluted net income per share	$0.14	$0.06	$0.11	$0.08

16. Subsequent Events
On January 14, 2008, we opened a facility in Victoria, Texas. The facility is leased effective January 1, 2008 through December 31, 2015. We have a one-time right to terminate the lease after the 48th monthly payment, subject to certain penalties.
In January 2008, we entered into a lease agreement for the rental of a facility in Mansfield, Ohio. The lease is effective upon occupancy and has a term of seven years. We expect to open the facility for operations during the second quarter of 2008.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(REGISTRANT)

By:	/s/ A. LAURENCE JONES	Date: February 29, 2008

A. Laurence Jones
Chief Executive Officer and President

By:	/s/ DAVID G. DURHAM	Date: February 29, 2008

David G. Durham
Chief Financial Officer, Executive Vice
President, and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. LAURENCE JONES	Chief Executive Officer and President	Date: February 29, 2008

A. Laurence Jones

/s/ DAVID G. DURHAM	Chief Financial Officer, Executive Vice	Date: February 29, 2008

David G. Durham	President, and Treasurer

/s/ ED ZSCHAU	Chairman of the Board	Date: February 29, 2008

Ed Zschau

/s/ ALBERT C. YATES	Director	Date: February 29, 2008

Albert C. Yates

/s/ P. KAY NORTON	Director	Date: February 29, 2008

P. Kay Norton

STARTEK, INC.
INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Company.	S-1	3.1	1/29/1997

3.2	Restated Bylaws of the Company.	8-K	3.2	8/2/2007

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1	Registration Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson, Jr.	10-K	10.47	3/9/2004

10.2	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson.	10-K	10.48	3/9/2004

10.3†	StarTek, Inc. Stock Option Plan, as amended.	Def 14a	A	3/27/2007

10.4†	Form of Stock Option Agreement.	S-1/A	10.2	3/7/1997

10.5†	Form of Option agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule).	8-K	10.26	6/16/2006

10.6†	StarTek, Inc. Director Stock Option Plan, as amended.	Def 14a	B	3/27/2007

10.7†	Form of Option Agreement pursuant to StarTek, Inc. Director Stock Option Plan.	8-K	10.2	9/9/2004

10.8†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors.	10-K	10.49	3/9/2004

10.9†	Form of Executive Confidentiality and Non-competition Agreement.	8-K	10.1	9/14/2004

10.10†	Form of Executive Employment Contract.	8-K	10.115	8/21/2007

10.11†*	Amendment No. 1 to Form of Executive Employment Contract.

10.12†	Employment Agreement between StarTek, Inc. and Steven D. Butler.	8-K	10.20	5/17/2005

10.13†	Option Agreement issued to Steven D. Butler.	8-K	10.21	5/17/2005

10.14†	Amended and Restated Option Agreement issued to Steven D. Butler.	8-K	10.22	5/17/2005

10.15†	Separation Agreement by and between StarTek, Inc. and Steven D. Butler.	8-K	10.81	1/23/2007

10.16†*	Amendment to Separation Agreement by and between StarTek, Inc. and Steven D. Butler.

10.17†	Employment Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.78	1/08/2007

10.18†	Amendment to employment agreement of A. Laurence Jones signed July 9, 2007.	10-Q	10.110	8/8/2007

10.19†	Option Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.79	1/08/2007

10.20†	Restricted Stock Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.80	1/08/2007

10.21†	Employment Agreement (Stock Option and Restricted Stock agreements are attachments to the Employment Agreement) between StarTek, Inc. and David G. Durham dated August 22, 2007.	8-K	10.116	8/27/2007

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
10.22†	2007 Sales Commission Plan.	10-Q	10.113	8/8/2007

10.23†	2007 Incentive Bonus Plan.	10-Q	10.114	8/8/2007

10.24†*	2008 Sales Commission Plan.

10.25†*	2008 Incentive Bonus Plan.

10.26†	Confidential Severance Agreement and General Release by and between StarTek USA, Inc. and Steven R. Boyer, dated March 15, 2007.	8-K	10.87	3/22/2007

10.27	Credit Agreement and $10,000,000 Revolving Line of Credit Note between StarTek, Inc. and Wells Fargo Bank West, National Association dated June 30, 2003.	10-Q	10.32	8/14/2003

10.28	Renewal and Amended Credit Agreement by and between StarTek, Inc. and Wells Fargo NA, dated June 30, 2005.	8-K	10.34	7/5/2005

10.29	Third Amendment to Credit Agreement and $10,000,000 Revolving Line of Credit Note, each entered into as of June 1, 2007.	8-K	10.88	7/3/2007

10.30	Promissory Note to Wells Fargo Equipment Finance, Inc.	10-K	10.50	3/9/2004

10.31	Security Agreement between StarTek Canada Services, Ltd. and Wells Fargo Equipment Finance Company.	8-K	10.74	11/21/2006

10.32	Form of Guaranty of StarTek Canada Obligations executed by StarTek, Inc. and StarTek USA, Inc.	8-K	10.75	11/21/2006

10.33	Promissory Note between StarTek USA, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	10.76	11/21/2006

10.34	Form of Guaranty of StarTek USA Obligations executed by StarTek, Inc. and StarTek Canada Services, Ltd.	8-K	10.77	11/21/2006

10.35	Share Purchase Agreement by and among StarTek, Inc., StarTek Europe Ltd. and Taelus Limited, dated September 30, 2004.	8-K	10.1	10/6/2004

10.36	Personal Property Purchase Agreement between StarTek USA, Inc. and DPL Corporation Southeast.	8-K	10.70	12/21/2005

10.37	Real Property Purchase Agreement between StarTek USA, Inc. and DPL Corporation Southeast.	8-K	10.71	12/21/2005

10.38	Promissory Note between StarTek USA, Inc. and DPL Corporation Southeast.	8-K	10.72	12/21/2005

10.39&	Services agreement and statement of work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.120	11/6/2007

10.40#	AT&T General Agreement between StarTek, Inc. and AT&T Corp., dated January 1, 2002.	10-Q	10.42	5/15/2002

10.41	Provider Master Services Agreement and Statement of Work between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services dated effective January 1, 2002.	10-Q	10.44	11/12/2002

10.42#	Amendment No. 001 to the AT&T Wireless Services Provider Master Agreement dated April 1, 2004, between StarTek USA, Inc. and AT&T Wireless Service, Inc.	10-Q	10.55	8/9/2004

10.43*
Amendment effective March 1, 2008 to Provider Master Services Agreement effective January 1, 2002 between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services.

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
10.44*
Amendment effective March 1, 2008 to Statement of Work dated April 1, 2004 under the Provider Master Services Agreement effective January 1, 2002 between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC) for certain call center services.

10.45#	Master Services Agreement effective August 11, 2006 between StarTek USA, Inc. and Cingular Wireless LLC.	10-K	10.85	3/15/2007

10.46*&	Amendment effective December 7, 2007 to Master Services Agreement effective August 11, 2006 between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC).

10.47#	Statement of Work dated December 21, 2006, between StarTek USA, Inc. and Cingular Wireless, LLC.	10-K	10.83	3/15/2007

10.48#	Contact Call Center Agreement between StarTek, Inc. and AT&T Services, Inc., effective January 26, 2007.	10-Q	10.90	5/8/2007

10.49#	General Authorization Work Order by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.95	5/8/2007

10.50*&	Amendment effective October 31, 2007 to Master Services Agreement entered on January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.

10.51#	Amendment No. 4 to LSSD Ordering and Provisioning Order by and between StarTek, Inc. and AT&T Services, Inc., effective April 1, 2007.	10-Q	10.91	5/8/2007

10.52#	Amendment No. 2 to ACS Order by and between StarTek, Inc. and AT&T Services, Inc.. effective April 1, 2007.	10-Q	10.92	5/8/2007

10.53*	Amendment effective April 1, 2007 to Amendment No. 2 to ACS Order by and between StarTek, Inc. and AT&T Corp.

10.54#	Amendment No. 5 to Nodal Voice Ordering and Provisioning Order by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.93	5/8/2007

10.55#	Prime Local Order by and between StarTek, Inc. and AT&T Corp.	10-Q	10.94	5/8/2007

10.56#	Agreement Order for AT&T Mobile Solutions Order Processing & Customer Care Services statement of work by and between StarTek, Inc. and AT&T Services, Inc., signed June 21, 2007.	10-Q	10.103	8/8/2007

10.57#	Agreement Order for High Speed Service Delivery between StarTek, Inc. and AT&T Services, Inc., signed May 2, 2007.	10-Q	10.104	8/8/2007

10.58#	Agreement Order for Tier III Service Management by and between StarTek, Inc. and AT&T Services, Inc., signed May 2, 2007.	10-Q	10.105	8/8/2007

10.59#	Agreement Order for EMBR Program between StarTek, Inc. and AT&T Crop. signed June 15, 2007.	10-Q	10.106	8/8/2007

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-K.

†	Management contract or compensatory plan or arrangement.

#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission