Form 10-Q
period 2008-03-31
STARTEK INC
filed 2008-05-06
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 Par Value — 14,735,791 shares as of April 15, 2008.

STARTEK, INC. AND SUBSIDIARIES
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:
•	certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	any statements contained herein regarding the prospects for our business or any of our services;

•	any statements preceded by, followed by or that include the words “may,” “will,” “should,” “seeks,” “believes,” “expects,” “anticipates,” “intends,” “continue,” “estimate,” “plans,” “future,” “targets,” “predicts,” “budgeted,” “projections,” “outlooks,” “attempts,” “is scheduled,” or similar expressions; and

•	other statements contained herein regarding matters that are not historical facts.
Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those items set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue	$64,745	$57,647
Cost of services	55,162	48,737

Gross profit	9,583	8,910
Selling, general and administrative expenses	10,090	9,392
Restructuring charges	108	—

Operating loss	(615)	(482)
Net interest and other income	310	188

Loss before income taxes	(305)	(294)
Income tax expense (benefit)	26	(105)

Net loss	$(331)	$(189)

Net loss per share:
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,349	$23,026
Investments	16,667	16,349
Trade accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	56,497	48,887
Income tax receivable	1,609	2,502
Short-term deferred tax assets	120	165
Prepaid expenses and other current assets	1,739	2,243

Total current assets	91,981	93,172

Property, plant and equipment, net	56,999	57,532
Long-term deferred income tax assets	3,865	3,686
Other assets	966	1,068

Total assets	$153,811	$155,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,472	$5,908
Accrued liabilities:
Accrued payroll	7,745	7,902
Accrued compensated absences	5,192	5,072
Other accrued liabilities	1,836	1,494
Amount outstanding on line of credit	1,672	—
Current portion of long-term debt	3,586	3,975
Short-term deferred income tax liabilities	579	1,274
Other current liabilities	773	1,358

Total current liabilities	25,855	26,983

Long-term debt, less current portion	6,660	7,380
Long-term deferred rent liability	3,605	2,731
Other liabilities	141	150

Total liabilities	36,261	37,244

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,735,791 and 14,735,791 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	147	147
Additional paid-in capital	63,148	62,776
Cumulative translation adjustment	2,180	2,553
Unrealized loss on investments available for sale	(249)	(29)
Unrealized (loss) gain on derivative instruments	(92)	20
Retained earnings	52,416	52,747

Total stockholders’ equity	117,550	118,214

Total liabilities and stockholders’ equity	$153,811	$155,458

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net loss	$(331)	$(189)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	4,400	4,227
Non-cash compensation cost	373	189
Deferred income taxes	(453)	(127)
Realized loss on investments	—	1
Loss on sale of assets	16	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,504)	(2,681)
Prepaid expenses and other assets	570	368
Accounts payable	(1,592)	(2,283)
Income taxes receivable, net	899	(531)
Accrued and other liabilities	638	1,151

Net cash (used in) provided by operating activities	(2,984)	125

Investing Activities
Purchases of investments available for sale	(5,624)	(11,250)
Proceeds from disposition of investments available for sale	4,954	1,090
Purchases of property, plant and equipment	(3,946)	(2,567)

Net cash used in investing activities	(4,616)	(12,727)

Financing Activities
Principal payments on borrowings	(1,308)	(1,381)
Principal payments on line of credit	(9,290)	(18,639)
Proceeds from line of credit	10,962	18,639
Principal payments on capital lease obligations	(11)	—

Net cash provided by (used in) financing activities	353	(1,381)
Effect of exchange rate changes on cash	(430)	(77)

Net decrease in cash and cash equivalents	(7,677)	(14,060)
Cash and cash equivalents at beginning of period	23,026	33,437

Cash and cash equivalents at end of period	$15,349	$19,377

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$161	$215
Income taxes paid	$503	$548
Unrealized loss on investments available for sale, net of tax	$(220)	$(14)
Property, plant and equipment acquired or refinanced under long-term debt	$385	$—
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three months ended March 31, 2008, are not necessarily indicative of operating results that may be expected during any other interim period of 2008 or the year ending December 31, 2008.
The consolidated balance sheet as of December 31, 2007, was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
Certain reclassifications have been made to 2007 information to conform to 2008 presentation.
Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries. The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period.
Fair Value of Financial Instruments
We measure or monitor many assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, cash and cash equivalents, and available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 and the effect of such adoption was not material to our results of operations or financial position. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, if certain assets and liabilities are not actively traded in observable markets, we must use alternative valuation techniques to derive a fair value measurement.

Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The provisions of SFAS No. 141R will not impact our Condensed Consolidated Financial Statements for prior periods.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We are currently evaluating the impact of adopting SFAS No. 161.

2. RESTRUCTURING CHARGES
In August 2007, we closed our facility in Hawkesbury, Ontario, Canada. We have recorded restructuring charges related to lease costs, telephony disconnects and other expenses related to the facility closure. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized the liability when it was incurred, instead of upon commitment to a plan.
The following table summarizes our restructuring accrual and related activity during the period:

Facility-Related Costs
Balance as of January 1, 2008	$502
Expense	108
Payments	(219)

Balance as of March 31, 2008	$391

This restructuring accrual has been included in Other Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets. A significant assumption used in determining the amount of estimated liability for closing sites is the estimated liability for future lease payments on vacant facilities. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations.
3. NET LOSS PER SHARE
Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(331)	$(189)

Weighted average shares of common stock	14,705	14,695
Dilutive effect of stock options	—	—

Common stock and common stock equivalents	14,705	14,695

Net loss per basic share	$(0.02)	$(0.01)

Net loss per diluted share	$(0.02)	$(0.01)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 1,638 and 757 in the three months ended March 31, 2008, and 2007, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

4. PRINCIPAL CLIENTS
The following table represents revenue concentration of our principal clients.

	Three Months Ended
	March 31,
	2008	2007
AT&T, Inc.	49.4%	53.0%
T-Mobile, a subsidiary of Deutsche Telekom	27.8%	19.5%
A significant portion of our contract with AT&T Mobility LLC (the “AT&T Contract”), a wholly-owned subsidiary of AT&T, Inc. (AT&T), including the customer care and accounts receivable management portions of the contract (the “Customer Care Services”), has been extended through May 30, 2008 as the parties negotiate a new agreement for the Customer Care Services. The remaining portion of the AT&T Contract, comprising business care services, was replaced in December 2006 with a contract that expires in November 2008. We entered into a services agreement and statement of work with T-Mobile for the provision of certain call center services, each being effective October 1, 2007 and continuing for two years. That agreement and statement of work were included as Exhibit 10.12 in the Quarterly Report on Form 10-Q that we filed with the SEC on November 6, 2007.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2008.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, investments, trade accounts receivable, accounts payable, derivative instruments, a line of credit and long-term debt. Carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short term nature of these accounts. Investments and derivative instruments are reported at fair value. Management believes differences between the fair value and the carrying value of lines of credit and long-term debt is not material because interest rates approximate market rates for material items. As discussed in Note 1, “Basis of Presentation”, effective January 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. In our adoption of SFAS No. 159, we did not identify any assets or liabilities, previously recorded at other than fair value, which we determined to begin measuring at fair value.
The following table summarizes our financial instruments measured at fair value as of March 31, 2008 and December 31, 2007.

	As of
	March 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Cash and cash equivalents	$15,349	$—	$23,026	$—
Investments	16,667	—	16,349	—
Derivative instruments	—	151	27

Total	$32,016	$151	$39,402	$—

Cash and Cash Equivalents
We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. As of March 31, 2008, included in cash and cash equivalents was commercial paper with a fair value of $11,951 and corporate debt securities with a fair value of $100. As of December 31, 2007, included in cash and cash equivalents was commercial paper with a fair value of $13,079. Commercial paper and corporate debt securities included in cash and cash equivalents as of March 31, 2008 and December 31, 2007 are short-term, highly liquid and have maturities of less than three months.

Investments
As of March 31, 2008, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value
Commercial paper	$2,880	$—	$—	$2,880
Corporate debt securities	13,859	11	(385)	13,485
Mortgage backed securities	301	1	—	302

	$17,040	$12	$(385)	$16,667

As of December 31, 2007, investments available for sale consisted of corporate debt securities with a basis of $16,412, gross unrealized gains of $59, gross unrealized losses of $122, and a fair value of $16,349. As of March 31, 2008, the basis of the investments in our portfolio have remaining contractual maturities as follows: $15,250 within one year, $1,489 in one to two years and $301 in two to three years. We had no investments at March 31, 2008 or December 31, 2007, that had carried unrealized losses for longer than twelve months. Because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
Our corporate debt securities, mortgage backed securities and commercial paper are valued using third party broker statements. The value of the majority of our corporate debt securities and mortgage backed securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including face value, contractual terms and interest rates.
Derivative Instruments and Hedging Activities
We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three months ended March 31, 2008 and 2007, these hedging commitments resulted in unrealized losses, net of tax, of $112 and unrealized gains, net of tax, of $237, respectively, which have been recorded in other comprehensive income. These hedging commitments resulted in a net realized loss of $208 during the three months ended March 31, 2008. The realized loss was recognized in cost of services in our Condensed Consolidated Statements of Operations. There was no realized gain or loss during the three months ended March 31, 2007.
Our derivative instruments are valued using third party broker or counterparty statements. The value is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.
Fair Value Hierarchy
The following table sets forth our financial instruments by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets and Liabilities at Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Financial assets:
Commercial paper	$—	$14,831	$—	$14,831
Corporate debt securities	13,485	100	—	13,585
Mortgage backed securities	302	—	—	302

Total financial assets	$13,787	$14,931	$—	$28,718

Financial liabilities:
Derivative instruments	—	151	—	151

Total financial liabilities	$—	$151	$—	$151

6. COMPREHENSIVE (LOSS) INCOME
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive (loss) income:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(331)	$(189)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(373)	124
Change in fair value of derivative instruments, net of tax	(112)	237
Unrealized loss on available for sale securities, net of tax	(220)	(14)

Comprehensive (loss) income	$(1,036)	$158

7. SHARE-BASED COMPENSATION
We maintain two equity compensation plans, the StarTek, Inc. Stock Option Plan and the Directors’ Option Plan (together, “the Plans”), for the benefit of certain of our directors, officers and employees. The compensation cost that has been charged against income for those plans, as well as for restricted stock granted outside of those plans, for the three months ended March 31, 2008 and 2007, was $373 and $189, respectively, and is included in selling, general and administrative expense. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $140 and $67 for the three months ended March 31, 2008 and 2007, respectively.
Stock Options
A summary of option activity under the Plans as of March 31, 2008, and changes during the quarter then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(000s)
Outstanding as of January 1, 2008	1,620,342	$12.50
Granted	8,000	9.34
Exercised	—	—
Forfeited	(20,177)	15.85

Outstanding as of March 31, 2008	1,608,165	$12.44	8.4	$26

Exercisable as of March 31, 2008	421,121	$18.74	6.6	$—

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007, was $3.51 and $4.39, respectively. No options were exercised during the three months ended March 31, 2008 and 2007.
The assumptions used to determine the value of our stock options under the Black-Scholes method are summarized below:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.76%	4.66% - 4.74%
Dividend yield	0%	0%
Expected volatility	43.81%	44.41% - 44.86%
Expected life in years	4.0	4.7
The risk-free interest rate for periods within the contractual life of the option is based on either the four year, five year or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

As of March 31, 2008, there was $3,930 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the three months ended March 31, 2008, and 2007, was $627 and $462, respectively.
Restricted Shares
Restricted share activity during the three months ended March 31, 2008 was as follows:

	Restricted Shares	Grant Date Fair Value
Nonvested balance as of January 1, 2008	40,000	$12.37
Granted	—	—
Vested	(10,000)	13.14
Forfeited	—	—

Nonvested balance as of March 31, 2008	30,000	$12.11

8. INCOME TAXES
The year-to-date effective tax rate changed from 35.7% during the three months ended March 31, 2007 to (8.5%) during the three months ended March 31, 2008. The change was due primarily to a change in the Canadian statutory tax rate. Effective January 1, 2008, the general corporate income tax rate was reduced to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%. The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets. The net impact of this change was $101 of additional income tax expense for the three months ended March 31, 2008. In addition, our effective tax rate during the three months ended March 31, 2008 was reduced by 7.8% related to estimated work opportunity credits, compared to 3.1% for the three months ended March 31, 2007.
Differences between U.S. statutory income tax rates and our effective tax rates for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended March 31,
	2008	2007
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	0.3%	1.8%
Work opportunity credits	(7.8%)	(3.1%)
Effect of change in Canadian tax rate	(33.0%)	0.0%
Other, net	(3.0%)	2.0%

Total	(8.5%)	35.7%

9. LITIGATION
StarTek and six of its former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. On March 28, 2008, the motion was denied with respect to the claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, except the claim under Section 20(a) of the Securities Exchange Act of 1934 was dismissed against two of the individual defendants. On the same date, the motion was granted with respect to the claims under Sections 11 and 15 of the Securities Act of 1933 without prejudice to plaintiffs filing an amended complaint with respect to such claims. We believe we have valid defenses to the claims and intend to defend the litigation vigorously.

It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.025 million in defense costs. As of April 15, 2008, we had incurred defense costs related to these lawsuits in excess of our $1.025 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries. Financial information in this report is presented in U.S. dollars.
BUSINESS DESCRIPTION AND OVERVIEW
StarTek is a provider of business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology. The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 20 operational facilities in the U.S. and Canada.
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
SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2008
On January 14, 2008, we opened a facility in Victoria, Texas. The facility is leased effective January 1, 2008 through December 31, 2015 and we occupy approximately 54,100 square feet.

On March 31, 2008, we opened a facility in Mansfield, Ohio. The facility is leased for a term of seven years and we will occupy approximately 50,000 square feet upon completion of the build-out in the second quarter of 2008. We currently occupy approximately 31,000 square feet.
In March 2008, we entered into a lease agreement for the rental of a facility in Jonesboro, Arkansas. The lease has a term of seven years from the date of occupancy or July 1, 2008, whichever occurs first. We will occupy approximately 55,000 square feet and expect to open the facility for operations during the third quarter of 2008.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

	Three Months		Three Months		% change Q1
	Ended March 31,		Ended March 31,		2007 to Q1
	2008	% of Revenue	2007	% of Revenue	2008
Revenue	$64,745	100.0%	$57,647	100.0%	12.3%
Cost of services	55,162	85.2%	48,737	84.5%	13.2%

Gross profit	9,583	14.8%	8,910	15.5%	7.6%
Selling, general and administrative expenses	10,090	15.6%	9,392	16.3%	7.4%
Restructuring charges	108	0.2%	—	0.0%	100.0%

Operating loss	(615)	-1.0%	(482)	-0.8%	27.6%
Net interest and other income	310	0.5%	188	0.3%	64.9%

Loss before income taxes	(305)	-0.5%	(294)	-0.5%	3.7%
Income tax expense (benefit)	26	0.0%	(105)	0.2%	-124.8%

Net loss	$(331)	-0.5%	$(189)	-0.3%	75.1%

Revenue
Revenue increased in part related to the opening of our new facility in Victoria, Texas which resulted in approximately $2.8 million of revenues during the three months ended March 31, 2008, as well as the re-opening of our Petersburg, Virginia facility, which was closed for a portion of the first quarter of 2007, which resulted in approximately $1.6 million of additional revenues. Also, during 2007, we improved pricing on several contracts with existing customers, which resulted in higher revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These increases were offset slightly by the closure of our Hawkesbury, Ontario, Canada site in August 2007, which accounted for approximately $1.2 million of revenues during the three months ended March 31, 2007.
Cost of Services and Gross Profit
The increase in cost of services was due in part to the opening of our new facility in Victoria, Texas on January 14, 2008 and our new facility in Mansfield, Ohio on March 31, 2008. We incurred additional fixed and variable costs related to the build-out of these facilities including hiring costs, rental costs and other expenses related to the opening of the sites These factors also resulted in a reduction of our gross profit margin in the first quarter of 2008 compared to the first quarter of 2007. The weakening of the U.S. dollar compared to the Canadian dollar during the first quarter of 2008 also negatively impacted our gross profit margin. These decreases to gross profit were partially offset by the improved pricing on several contracts, as discussed above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7.4% during the first quarter of 2008 from the first quarter of 2007 due to our investments in human resources, technology and process improvements, in support of our long-term growth objectives established during 2007. As a percentage of revenue, selling, general and administrative expenses decreased from 16.3% in the first quarter of 2007 to 15.6% in the first quarter of 2008. This percentage decline was due in part to a decrease in severance expense of approximately $0.6 million, relating to costs incurred in the first quarter of 2007 for the departure of our Chief Executive Officer and other management personnel, that we did not incur in the first quarter of 2008.

Operating Loss
We incurred an operating loss of approximately $0.6 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively. Operating loss as a percentage of revenue was (1.0%) for the three months ended March 31, 2008 compared to (0.8%) for the three months ended March 31, 2007. The decline was driven by increased selling, general and administrative costs and a decline in gross margin, as discussed previously. In addition, we incurred approximately $0.1 million in restructuring costs associated with the closure of our Hawkesbury, Ontario, Canada site in the first quarter of 2008.
Net Interest and Other Income
The increase in net interest and other income was primarily due to an increase of $0.1 million in interest and dividend income due to a larger average investment balance during the first quarter of 2008, compared to the first quarter of 2007. In addition, interest expense decreased $0.04 million due to a decrease in debt outstanding during the first quarter of 2008 as compared to 2007.
Income Tax
The year-to-date effective tax rate changed from 35.7% during the three months ended March 31, 2007 to (8.5%) during the three months ended March 31, 2008. The change was due primarily to a change in the Canadian statutory tax rate. Effective January 1, 2008, the general corporate income tax rate was reduced to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%. The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets. The net impact of this change was $0.1 million of additional income tax expense for the three months ended March 31, 2008. In addition, our effective tax rate during the three months ended March 31, 2008 was reduced by 7.8% related to estimated work opportunity credits, compared to 3.1% for the three months ended March 31, 2007.
Net Loss
We incurred a net loss of approximately $0.3 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The increase in the net loss was driven primarily by increased selling, general and administrative costs and declines in gross margin, as discussed previously.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2008, working capital totaled $66.1 million and our current ratio was 3.56:1, compared to working capital of $66.2 million and a current ratio of 3.45:1 at December 31, 2007. We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities and, historically, the payment of dividends. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments on existing debt. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Three Months Ended March 31,
	2008	2007
Net cash (used in) provided by:
Operating activities	$(2,984)	$125
Investing activities	(4,616)	(12,727)
Financing activities	353	(1,381)
Effect of foreign exchange rates on cash	(430)	(77)

Net decrease in cash and cash equivalents	$(7,677)	$(14,060)

Our balance of cash and cash equivalents was $15.3 million at March 31, 2008, compared to a balance of $23.0 million at December 31, 2007.

Operating Activities. Net cash provided by operating activities declined approximately $3.1 million for the three months ended March 31, 2008, compared to the same period in 2007. This decline was largely attributable to an increase in accounts receivable of $7.5 million during the first quarter of 2008, compared to a $2.7 million increase during the first quarter of 2007. The change was due to the timing of cash collections from our customers. Offsetting this, our accounts payable balance declined $1.6 million in the first quarter of 2008 compared to a decline of $2.3 million in the first quarter of 2007 due to timing of payments made to our vendors. Income taxes receivable increased $0.9 million during the first quarter of 2008, compared to a decrease of $0.5 million during the first quarter of 2007, which is due to timing of our estimated 2008 tax payments.
Investing Activities. The decrease in cash used in investing activities was primarily due to a decrease in purchases of investments, which amounted to approximately $5.6 million in the first quarter of 2008, compared to $11.3 million in the first quarter of 2007. In addition, our proceeds from the sale of investments increased from approximately $1.1 million in the first quarter of 2007 to approximately $5.0 million in the first quarter of 2008. We used approximately $3.9 million of cash for the purchase of property, plant and equipment in the first quarter of 2008, compared to $2.6 million in the first quarter of 2007. The increase in purchases of property, plant and equipment was primarily driven by investment in our two new facilities opened during the first quarter of 2008.
During the remainder of 2008, we plan to use our capital expenditures for further contact center expansion, as well as continued information technology infrastructure improvements. We believe our existing facilities are adequate for our current operations, but additional capacity expansion, including opening additional facilities, may be required to support our future growth. While we strive to make the best use of the operating facilities we have, management intends to maintain a certain amount of excess capacity to enable the Company to readily provide for the needs of new clients and the increasing needs of existing clients.
Financing Activities. Cash provided by financing activities in the first quarter of 2008 was the result of draws on our line of credit totaling $9.3 million in the first quarter of 2008, offset by payments on the line of credit of approximately $11.0 million. In the first quarter of 2007, our proceeds and payments on the line of credit netted to zero. The remainder of the cash used for financing activities was principal payments on our debt obligation of $1.3 million in the first quarter of 2008 and $1.4 million in the first quarter of 2007.
Contractual Obligations. Other than operating leases for certain equipment and real estate, and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described below. The following table presents a summary (in thousands), by period, of the future contractual obligations and payments we have entered into as of March 31, 2008:

	Less Than	One to Three	Three to Five	More Than
	One Year	Years	Years	Five Years	Total
Operating leases (1)	$6,119	$11,783	$7,260	$2,387	$27,549
Capital leases (2)	67	150	157	—	374
Purchase obligations (3)	1,396	47	—	—	1,443
Long-term debt (4)	3,519	6,352	—	—	9,871

Total contractual obligations	$11,101	$18,332	$7,417	$2,387	$39,237

(1)	We lease facilities and equipment under various non-cancelable operating leases.

(2)	We lease equipment under certain capital lease agreements.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

(4)	Our outstanding debt obligations as of March 31, 2008 are described below.

Line of Credit
We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. (the “Bank”) which we use to finance regular, short-term operating expenses. On June 27, 2007, we amended and renewed our revolving $10 million line of credit agreement with the Bank effective June 1, 2007. The amendment extends the last day under which the Bank will make advances under the line of credit to June 30, 2009. Borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR. The interest rate on this facility was 4.25% as of March 31, 2008. The tangible net worth we are required to have at December 31, 2006 was amended to $95 million and must increase (but never decrease) at each subsequent fiscal quarter end by an amount equal to 25% of the net income (but only if positive) for each fiscal quarter then ended. We must generate minimum net profit after taxes of not less than $1.00 on a rolling four-quarter basis, and are not permitted to incur net losses in any two consecutive quarterly periods, nor for the quarter ending March 31, 2008. In determining such profit and loss, we may add back up to $5 million in non-recurring non-cash charges and up to $5 million in non-recurring cash charges incurred during the fiscal year ending December 31, 2007. We must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10 million measured at the end of each fiscal quarter. Due to our net loss during the first quarter of 2008, we were out of compliance with our covenant restricting a net loss in the period. We have obtained a waiver of this covenant from the Bank, and paid a fee of $5 thousand for such waiver. In addition, the covenant with respect to generating net profit after taxes of not less than $1.00, measured on a rolling four quarter basis was modified. The covenant now requires that we generate minimum net profit after taxes of not less than $1.00, measured on a quarterly basis. Approximately $1.7 million was outstanding under this line of credit as of March 31, 2008.
Canadian Dollar Secured Equipment Loan
On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $0.225 million until maturity on November 20, 2010, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan, provided that we give Wells Fargo Equipment Finance Company, Inc. at least 30 days written notice and that we pay a prepayment premium, as stipulated in the loan agreement. As of March 31, 2008, approximately $6.5 million U.S. dollars were outstanding under this loan.
Secured Promissory Note
On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $0.115 million until maturity on November 30, 2010. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe. As of March 31, 2008, approximately $3.4 million was outstanding under this note.
Other Factors Impacting Liquidity. Effective November 4, 2004, our board of directors authorized purchases of up to $25.0 million of our common stock. The repurchase program will remain in effect until terminated by the board of directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors and will depend on market conditions and other factors. Any repurchased shares will be made in accordance with SEC rules. We have not yet repurchased any shares pursuant to this board authorization.
Our business currently has a high concentration on a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 4 “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements”, of this Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2008.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had, or is likely in the foreseeable future to have, a material adverse effect on our results of operations or financial condition.

Variability of Operating Results. Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the holiday buying season. We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to principal clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain clients’ businesses.
Because we service relatively few, large clients, the availability of cash is highly dependent on the timing of cash receipts from accounts receivable. As a result, from time to time, we borrow cash from our line of credit to cover short-term cash needs. These borrowings are typically outstanding for a short period of time before they are repaid. However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business. Accordingly, our debt balance at the end of any given quarter is not necessarily indicative of the debt balance at any other time during that period.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Our critical accounting policies and estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007, for a complete description of our Critical Accounting Policies and Estimates.
Recently Adopted Accounting Pronouncements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted those provisions related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The provisions of SFAS No. 157 related to other nonfinancial assets and liabilities will be effective for our fiscal year beginning January 1, 2009, and will be applied prospectively. The adoption of SFAS No. 157 had no impact on our Condensed Consolidated Financial Statements as of March 31, 2008, however, we have provided additional disclosures in accordance with this statement included in Note 5, “Fair Value of Financial Instruments” to our Condensed Consolidated Financial Statements.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, if certain assets and liabilities are not actively traded in observable markets, we must use alternative valuation techniques to derive a fair value measurement.
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 had no impact on our Condensed Consolidated Financial Statements as of March 31, 2008.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates. This information should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007, in addition to the interim unaudited consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk
We are exposed to interest rate risk with respect to our cash and cash equivalents, investments and debt obligations. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. At March 31, 2008, investments available for sale consisted of investment-grade corporate bonds, commercial paper and mortgage backed securities. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase. Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from future investments. We currently have the following debt facilities: 1) a $10.0 million unsecured revolving line of credit, 2) a $9.6 million Canadian dollar secured equipment loan and 3) a $4.9 million secured promissory note. These facilities are described in further detail within “Liquidity and Capital Resources” above within Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As of December 31, 2007, we had an outstanding balance of approximately $0.4 million on a secured equipment loan with Wells Fargo Equipment Finance, Inc. We made our final principal payment on February 28, 2008 and as of March 31, 2008, there was no outstanding balance. There were no other significant changes in our cash and cash equivalents, investments and debt obligations during the three months ended March 31, 2008.
Foreign Currency Exchange Risks
Our Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. Approximately 37.9% of our operating expenses, excluding restructuring charges, in the first quarter of 2008 were incurred by our Canadian operations. A portion of our Canadian operations generate revenues denominated in U.S. dollars. To hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar we enter into forward purchase contracts. During the first quarter of 2008, we entered into forward contracts for $20.1 million Canadian dollars to hedge our foreign currency risk with respect to these labor costs. As of March 31, 2008, we had $0.15 million in derivative liabilities and related tax benefit of $0.06 million which is expected to settle within the next twelve months. As of March 31, 2008, we had contracted to purchase $24.9 million Canadian dollars to be delivered periodically through September 2008 at a purchase price which is no more than $24.9 million and no less than $22.8 million.
During the three months ended March 31, 2008, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2007, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to us and required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
StarTek and six of its former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. On March 28, 2008, the motion was denied with respect to the claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, except the claim under Section 20(a) of the Securities Exchange Act of 1934 was dismissed against two of the individual defendants. On the same date, the motion was granted with respect to the claims under Sections 11 and 15 of the Securities Act of 1933 without prejudice to plaintiffs filing an amended complaint with respect to such claims. We believe we have valid defenses to the claims and intend to defend the litigation vigorously.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.025 million in defense costs. As of April 15, 2008, we had incurred defense costs related to these lawsuits in excess of our $1.025 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

ITEM 6. EXHIBITS
An Index of Exhibits follows the signature pages of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC. (REGISTRANT)

By:	/s/ A. LAURENCE JONES A. Laurence Jones	Date: May 6, 2008
President and Chief Executive Officer

By:	/s/ DAVID G. DURHAM David G. Durham	Date: May 6, 2008
Executive Vice President, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Company.	S-1	3.1	1/29/1997
3.2	Restated Bylaws of the Company.	8-K	3.2	8/2/2007
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1†	2008 Sales Commission Plan.	10-K	10.24	2/29/2008
10.2†	2008 Incentive Bonus Plan.	10-K	10.25	2/29/2008
10.3	Amendment effective March 1, 2008 to Provider Master Services Agreement effective January 1, 2002 between StarTek, Inc. and AT&T Mobility, LLC for certain call center services.	10-K	10.43	2/29/2008
10.4	Amendment effective March 1, 2008 to Statement of Work dated April 1, 2004 under the Provider Master Services Agreement effective January 1, 2002 between StarTek, Inc. and AT&T Mobility, LLC for certain call center services.	10-K	10.44	2/29/2008
10.5*	Amendment effective April 1, 2008 to the Master Service Agreement effective March 21, 2002 between StarTek, Inc. and AT&T Mobility LLC for certain call center services.
10.6*
Amendment effective April 1, 2008 to Amendment No. 001 dated April 1, 2004 to the Master Service Agreement incorporating a Statement of Work between StarTek, Inc. and AT&T Mobility, LLC for certain call center services.

10.7*&	Amendment effective February 24, 2008 to services agreement and statement of work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.
31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.