Form 10-Q
period 2008-06-30
STARTEK INC
filed 2008-08-11
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12793

StarTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

44 Cook Street, 4th Floor
Denver, Colorado	80206
(Address of principal executive offices)	(Zip code)
(303) 262-4500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
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
Common Stock, $0.01 Par Value — 14,778,591 shares as of July 15, 2008.

STARTEK, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (unaudited):

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1a. Risk Factors	23

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	24

SIGNATURES	25

Exhibit 10.9
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$65,619	$58,832	$130,364	$116,479
Cost of services	57,205	50,295	112,367	99,032

Gross profit	8,414	8,537	17,997	17,447
Selling, general and administrative expenses	10,227	9,040	20,317	18,432
Impairment losses and restructuring charges	5,500	3,018	5,608	3,018

Operating loss	(7,313)	(3,521)	(7,928)	(4,003)
Net interest and other income	90	143	400	331

Loss before income taxes	(7,223)	(3,378)	(7,528)	(3,672)
Income tax (benefit) expense	(2,704)	65	(2,678)	(40)

Net loss	$(4,519)	$(3,443)	$(4,850)	$(3,632)

Net loss per share:
Basic	$(0.31)	$(0.23)	$(0.33)	$(0.25)

Diluted	$(0.31)	$(0.23)	$(0.33)	$(0.25)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,682	$23,026
Investments	17,672	16,349
Trade accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	49,828	48,887
Income tax receivable	4,039	2,502
Prepaid expenses and other current assets	2,659	2,408

Total current assets	89,880	93,172
Property, plant and equipment, net	57,102	57,532
Long-term deferred income tax assets	4,396	3,686
Other assets	1,058	1,068

Total assets	$152,436	$155,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,706	$5,908
Accrued liabilities:
Accrued payroll	8,093	7,902
Accrued compensated absences	5,511	5,072
Other accrued liabilities	2,912	1,494
Current portion of long-term debt	3,649	3,975
Other current liabilities	1,338	2,632

Total current liabilities	28,209	26,983

Long-term debt, less current portion	5,744	7,380
Long-term deferred rent liability	4,924	2,731
Other liabilities	140	150

Total liabilities	39,017	37,244

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,778,591 and 14,735,791 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	148	147
Additional paid-in capital	63,389	62,776
Cumulative translation adjustment	2,102	2,553
Unrealized loss on investments available for sale	(96)	(29)
Unrealized (loss) gain on derivative instruments	(21)	20
Retained earnings	47,897	52,747

Total stockholders’ equity	113,419	118,214

Total liabilities and stockholders’ equity	$152,436	$155,458

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net loss	$(4,850)	$(3,632)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	9,085	8,429
Non-cash compensation cost	614	533
Impairment losses	4,070	3,018
Deferred income taxes	(1,612)	1,272
Loss on sale of assets	16	3
Changes in operating assets and liabilities:
Trade accounts receivable, net	(863)	5,771
Prepaid expenses and other assets	12	(41)
Accounts payable	758	(1,723)
Income taxes receivable, net	(1,532)	(2,408)
Accrued and other liabilities	3,895	1,635

Net cash provided by operating activities	9,593	12,857

Investing Activities
Purchases of investments available for sale	(10,899)	(17,497)
Proceeds from disposition of investments available for sale	9,469	6,869
Purchases of property, plant and equipment	(12,733)	(6,141)

Net cash used in investing activities	(14,163)	(16,769)

Financing Activities
Principal payments on borrowings	(2,179)	(2,716)
Principal payments on line of credit	(43,093)	(1,877)
Proceeds from line of credit	43,093	1,877
Principal payments on capital lease obligations	(25)	—

Net cash used in financing activities	(2,204)	(2,716)
Effect of exchange rate changes on cash	(570)	324

Net decrease in cash and cash equivalents	(7,344)	(6,304)
Cash and cash equivalents at beginning of period	23,026	33,437

Cash and cash equivalents at end of period	$15,682	$27,133

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$348	$411
Income taxes paid	$1,384	$1,143
Unrealized (loss) gain on investments available for sale, net of tax	$(67)	$9
Property, plant and equipment acquired or refinanced under long-term debt	$385	$—
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three and six months ended June 30, 2008, are not necessarily indicative of operating results that may be expected during any other interim period of 2008 or the year ending December 31, 2008.
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
We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis as of January 1, 2008 and the effect of such adoption was not material to our results of operations or financial position. FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We will adopt the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities prospectively for our fiscal year beginning January 1, 2009.
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 had no impact on our Condensed Consolidated Financial Statements as of June 30, 2008.
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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact of adopting SFAS No. 162.
2. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES
Impairment Losses
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we evaluate long-lived assets, including property, plant and equipment, for impairment on at least an annual basis and whenever events or changes in circumstances indicate that the carrying amounts of specific assets or a group of assets may not be recoverable. In accordance with SFAS No. 144, we analyze the projected undiscounted cash flows related to the assets and if they are less than the carrying value of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Fair value is determined based upon the present value of the future cash flows. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.
During the second quarter of 2008, we recognized impairment losses of approximately $4.1 million. Approximately $1.5 million related to long-lived assets at certain Canadian locations in which the future cash flows were less than the carrying value of the assets. During the second quarter of 2008, we also recognized approximately $1.2 million in impairment losses related to the write-off of capitalized software costs for information technology infrastructure initiatives which management has decided to discontinue.

In June 2008, we announced plans to close our Big Spring, Texas facility effective August 18, 2008. In connection with this planned closure, we impaired approximately $1.1 million of leasehold improvements, furniture and fixtures and equipment related to this facility.
Hawkesbury Closure
In August 2007, we closed our facility in Hawkesbury, Ontario, Canada. We have recorded restructuring charges related to lease costs, telephony disconnects and other expenses related to the facility closure. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized the liability when it was incurred, instead of upon commitment to a plan. During the second quarter of 2008, we revised our estimates regarding the ability to sublease the facility and as a result incurred $1.4 million in additional restructuring charges. In addition, we incurred approximately $0.3 million in impairment losses related to telephony equipment at the facility during the three months ended June 30, 2008.
The following table summarizes our restructuring accrual and related activity during the six months ended June 30, 2008:

Facility-Related Costs
Balance as of January 1, 2008	$502
Expense	1,538
Payments	(494)

Balance as of June 30, 2008	$1,546

We expect to incur total restructuring charges related to the Hawkesbury closure of approximately $2.3 million, of which approximately $494 was paid during the six months ended June 30, 2008 and $782 has been paid since commencement of the plan. This restructuring accrual is included in Other Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets. A significant assumption used in determining the amount of estimated liability for closing sites is the estimated liability for future lease payments on vacant facilities. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations.
3. NET LOSS PER SHARE
Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(4,519)	$(3,443)	$(4,850)	$(3,632)

Weighted average shares of common stock	14,706	14,696	14,706	14,696
Dilutive effect of stock options	—	—	—	—

Common stock and common stock equivalents	14,706	14,696	14,706	14,696

Net loss per basic share	$(0.31)	$(0.23)	$(0.33)	$(0.25)

Net loss per diluted share	$(0.31)	$(0.23)	$(0.33)	$(0.25)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 1,867 shares in the three and six months ended June 30, 2008, and 1,624 shares in the three and six months ended June 30, 2007, were not included in our calculation because of our net loss during the three and six months ended June 30, 2008 and 2007.
4. PRINCIPAL CLIENTS
The following table represents revenue concentration of our principal clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
AT&T, Inc.	51.7%	52.5%	50.6%	52.7%
T-Mobile, a subsidiary of Deutsche Telekom	28.6%	20.5%	28.2%	20.0%
On May 7, 2008, we entered into a work order pursuant to the Master Services Agreement (the “Work Order”) with AT&T Mobility LLC, a wholly-owned subsidiary of AT&T, Inc. (“AT&T”). The Work Order commenced May 1, 2008, continues through April 28, 2010, and covers the customer care and accounts receivable management services that we provide to AT&T. The Work Order is included as Exhibit 10.14 to this Form 10-Q. The contract covering business care services that we provide to AT&T was replaced in December 2006 with a contract that expires in November 2008. We entered into a services agreement and statement of work with T-Mobile for the provision of certain call center services, each being effective October 1, 2007 and continuing for two years.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2008.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, investments, trade accounts receivable, accounts payable, derivative instruments, a line of credit and long-term debt. Carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short term nature of these accounts. Investments and derivative instruments are reported at fair value. Management believes differences between the fair value and the carrying value of lines of credit and long-term debt are not material because interest rates approximate market rates for material items. As discussed in Note 1, “Basis of Presentation”, effective January 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. In our adoption of SFAS No. 159, we did not identify any assets or liabilities, previously recorded at other than fair value, which we determined to begin measuring at fair value.
The following table summarizes our financial instruments measured at fair value as of June 30, 2008 and December 31, 2007.

	As of
	June 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Cash and cash equivalents	$15,682	$—	$23,026	$—
Investments	17,672	—	16,349	—
Derivative instruments	—	37	27	—

Total	$33,354	$37	$39,402	$—

Cash and Cash Equivalents
We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. Included in cash and cash equivalents was commercial paper with a fair value of $12,351 and $13,079 as of June 30, 2008 and December 31, 2007, respectively. Commercial paper included in cash and cash equivalents as of June 30, 2008 and December 31, 2007 is highly liquid and has maturities of less than three months.

Investments
As of June 30, 2008, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate debt securities	$16,798	$3	$(132)	$16,669
Government agency bonds	1,003	—	—	1,003

	$17,801	$3	$(132)	$17,672

As of December 31, 2007, investments available for sale consisted of corporate debt securities with a basis of $16,412, gross unrealized gains of $59, gross unrealized losses of $122, and a fair value of $16,349. As of June 30, 2008, the basis of the investments in our portfolio have remaining contractual maturities as follows: $14,254 within one year and $3,547 in one to two years. We had no investments at June 30, 2008 or December 31, 2007, that had carried unrealized losses for longer than twelve months. Because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
Our corporate debt securities, government agency bonds and commercial paper are valued using third party broker statements. The value of the majority of our corporate debt securities and government agency bonds is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including face value, contractual terms and interest rates.
Derivative Instruments and Hedging Activities
We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three and six months ended June 30, 2008, these hedging commitments resulted in an unrealized gain, net of tax, of $71 and an unrealized loss, net of tax, of $41, respectively. During the three and six months ended June 30, 2007, these hedging commitments resulted in unrealized gains, net of tax, of $206 and $443, respectively, which have been recorded in other comprehensive income. We realized a gain of $26 and a loss of $182 during the three and six months ended June 30, 2008, and a gain of $324 during the three and six months ended June 30, 2007. The realized gains and losses were recognized in cost of services in our Condensed Consolidated Statements of Operations.
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

	Assets and Liabilities at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Financial assets:
Commercial paper	$—	$12,351	$—	$12,351
Corporate debt securities	16,669	—	—	16,669
Mortgage backed securities	1,003	—	—	1,003

Total financial assets	$17,672	$12,351	$—	$30,023

Financial liabilities:
Derivative instruments	$—	$37	$—	$37

Total financial liabilities	$—	$37	$—	$37

6. COMPREHENSIVE LOSS
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(4,519)	$(3,443)	$(4,850)	$(3,632)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(78)	783	(451)	907
Change in fair value of derivative instruments, net of tax	71	206	(41)	443
Unrealized gain (loss) on available for sale securities, net of tax	153	23	(67)	9

Comprehensive loss	$(4,373)	$(2,431)	$(5,409)	$(2,273)

7. SHARE-BASED COMPENSATION
On May 5, 2008, our stockholders approved the StarTek, Inc. 2008 Equity Incentive Plan (the “Plan”). The Plan replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan (together, the “Prior Plans”). A total of 900,000 shares were authorized for grant under the Plan. In addition, a total of 274,298 shares remaining available for future grants under the Prior Plans are available for grant under the Plan. The types of awards that may be granted under the Plan include restricted stock awards, restricted stock unit awards, stock option awards, stock appreciation rights and performance units. The Compensation Committee (the “Committee”) also has the discretion to grant other types of awards, as long as they are consistent with the terms and purposes of the Plan. The awards granted under this Plan shall not expire more than ten years from the grant date. The Committee may determine the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.
Stock options granted to employees under the Plan vest as to 25% of the shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months. Restricted stock awards granted under the Plan vest as to one third of the shares on the first anniversary of the date of grant and one third of the shares each anniversary thereafter for three years. Stock options or restricted stock awards granted to our board of directors under the Plan vest as to 25% of the shares after three months from the date of grant, 25% of the shares after six months from the date of grant, 25% of the shares after nine months from the date of grant, and 25% of the shares after twelve months from the date of grant.
On May 5, 2008, our stockholders approved the StarTek, Inc. Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may purchase our common stock as of the last day of a purchase period at a price, which shall be no less than the lesser of (a) 85% of the closing price of a share of common stock on the first day of the purchase period; or (b) 85% of the closing price of a share of common stock on the last day of the purchase period. The purchase period is defined as each quarterly period commencing January 1 and ending March 31, or commencing April 1 and ending June 30, or commencing July 1 and ending September 30, or commencing October 1 and ending December 31, unless otherwise determined by the Committee. Our first purchase period commenced July 1, 2008.

The compensation cost that has been charged against income for the Plan, the Prior Plans, and for restricted stock awards granted outside of those plans (together, the “Plans”), for the three months ended June 30, 2008 and 2007, was $241 and $344, respectively, and is included in selling, general and administrative expense. The compensation cost that has been charged for the six months ended June 30, 2008 and 2007, was $614 and $533, respectively. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $91 and $135 for the three months ended June 30, 2008 and 2007, and $230 and $202 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $4,766 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.17 years.
Stock Options
A summary of option activity under the Plans as of June 30, 2008, and changes during the six months then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term (yrs)	(000s)
Outstanding as of January 1, 2008	1,620,342	$12.50
Granted	399,000	9.01
Exercised	—	—
Forfeited	(224,972)	11.00

Outstanding as of June 30, 2008	1,794,370	$11.91	8.47	$159

Exercisable as of June 30, 2008	533,383	$16.81	6.97	$—

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $3.47 for both periods. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $3.96 and $4.19, respectively. No options were exercised during the six months ended June 30, 2008 or 2007.
The assumptions used to determine the value of our stock options under the Black-Scholes method are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.85%-3.60%	4.56% - 4.58%	2.76%-3.60%	4.56% - 4.74%
Dividend yield	0%	0%	0%	0%
Expected volatility	44.38%-45.13%	43.97% - 50.47%	43.81%-45.13%	43.97% - 50.47%
Expected life in years	4.1	4.1	4.1	4.4
The risk-free interest rate for periods within the contractual life of the option is based on either the four year, five year or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.
The total fair value of shares vested during the three and six months ended June 30, 2008 was $465 and $1,092, respectively. The total fair value of shares vested during the three and six months ended June 30, 2007 was $176 and $285, respectively.

Restricted Shares
Restricted share activity during the six months ended June 30, 2008 was as follows:

	Restricted Shares	Grant Date Fair Value
Nonvested balance as of January 1, 2008	40,000	$12.37
Granted	47,800	9.01
Vested	(10,000)	13.14
Forfeited	(5,000)	9.01

Nonvested balance as of June 30, 2008	72,800	$10.29

8. INCOME TAXES
The year-to-date effective tax rate increased from 1.1% during the six months ended June 30, 2007 to 35.6% during the six months ended June 30, 2008. The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration. No such allowance was recorded during 2008. In addition, during 2008 there was a change in the Canadian statutory tax rate. Effective January 1, 2008, the general corporate income tax rate was reduced from 22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%. The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets. The net impact of this change was $403 of additional income tax expense for the six months ended June 30, 2008.
Differences between U.S. statutory income tax rates and our effective tax rates for the six months ended June 30, 2008 and 2007 were:

	Six Months Ended June 30,
	2008	2007
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	1.6%	5.2%
Work opportunity credits	7.4%	9.9%
Effect of change in Canadian tax rate	(5.4%)	0.0%
Capital loss valuation allowance	0.0%	(48.8%)
Other, net	(3.0%)	(0.2%)

Total	35.6%	1.1%

9. LITIGATION
StarTek and six of its former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. On March 28, 2008, the motion was denied with respect to the claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, except the claim under Section 20(a) of the Securities Exchange Act of 1934 was dismissed against two of the individual defendants. On the same date, the motion was granted with respect to the claims under Sections 11 and 15 of the Securities Act of 1933 without prejudice to plaintiffs filing an amended complaint with respect to such claims. On May 19, 2008, the plaintiffs filed an amended complaint. On June 5, 2008, we and the individual defendants moved the court to dismiss the amended complaint in its entirety. We believe we have valid defenses to the claims and intend to defend the litigation vigorously.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.025 million in defense costs. We have incurred defense costs related to these lawsuits in excess of our $1.025 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

10. SUBSEQUENT EVENTS
On July 3, 2008, we entered into a lease agreement for the rental of a facility in Makati City, Philippines. The lease has a term of ten years. The facility is approximately 78,000 square feet and we expect to open the facility for operations during the fourth quarter of 2008. Total lease commitments for rental of this facility are approximately $9.7 million over the term of the lease.
On August 4, 2008, we opened a facility in Jonesboro, Arkansas. The facility is approximately 55,000 square feet and is leased through July 1, 2015.
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
BUSINESS DESCRIPTION AND OVERVIEW
StarTek is a provider of business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology. The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 21 operational facilities in the U.S. and Canada.
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
We endeavor to achieve site optimization at all of our locations by routinely evaluating site performance. If local economic conditions, prevailing wage rates, or other factors, negatively impact the long-term financial viability of a location, management will from time to time make the decision to close a facility. As a result, we may incur impairment losses or restructuring charges in connection with the closure. Likewise, management is continually in pursuit of opportunities to open new locations in economically viable geographic markets in order to improve profitability and grow the business.
SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2008
In June 2008, we announced plans to close our Big Spring, Texas facility effective August 18, 2008.
SUBSEQUENT EVENTS
On July 3, 2008, we entered into a lease agreement for the rental of a facility in Makati City, Philippines. The lease has a term of ten years. The facility is approximately 78,000 square feet and we expect to open the facility for operations during the fourth quarter of 2008. Total lease commitments for rental of this facility are approximately $9.7 million over the term of the lease.
On August 4, 2008, we opened a facility in Jonesboro, Arkansas. The facility is approximately 55,000 square feet and is leased through July 1, 2015.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	Three Months		Three Months		% change
	Ended June 30,	% of	Ended June 30,	% of	Q2 2007 to
	2008	Revenue	2007	Revenue	Q2 2008
Revenue	$65,619	100.0%	$58,832	100.0%	11.5%
Cost of services	57,205	87.2%	50,295	85.5%	13.7%

Gross profit	8,414	12.8%	8,537	14.5%	-1.4%
Selling, general and administrative expenses	10,227	15.6%	9,040	15.4%	13.1%
Impairment losses and restructuring charges	5,500	8.3%	3,018	5.1%	82.2%

Operating loss	(7,313)	-11.1%	(3,521)	-6.0%	107.7%
Net interest and other income	90	0.1%	143	0.2%	-37.1%

Loss before income taxes	(7,223)	-11.0%	(3,378)	-5.8%	113.8%
Income tax (benefit) expense	(2,704)	-4.1%	65	-0.1%	-4260.0%

Net loss	$(4,519)	-6.9%	$(3,443)	-5.9%	31.3%

Revenue
Revenue increased 11.5% from $58.8 million in the second quarter of 2007 to $65.6 million in the second quarter of 2008. The increase was due primarily to revenue generated at our new sites in Victoria, Texas and Mansfield, Ohio which opened during 2008. Revenue generated by these two sites totaled approximately $5.9 million during the second quarter of 2008, partially offset by a $2.6 million revenue decrease related to the loss of a client in early 2008. The remaining revenue increase, approximately $3.5 million, was due to improved pricing and an increase in volume on other contracts.
Cost of Services and Gross Profit
Cost of services increased 13.7% from $50.3 million in the second quarter of 2007 to $57.2 million in the second quarter of 2008. The increase in cost of services was due in part to $5.7 million in cost of services related to the opening of our new facilities in Victoria, Texas and Mansfield, Ohio. We incurred additional fixed and variable costs related to the build-out of these facilities including hiring costs, rental costs and other expenses related to the opening of these sites. Our gross profit margin decreased in the second quarter of 2008 to 12.8%, compared to 14.5% in the second quarter of 2007. Gross profit margin decreased due to certain operational issues at existing U.S. site locations, the loss of a profitable client and the weakening of the U.S. dollar compared to the Canadian dollar. These declines to gross profit margin were partially offset by increases related to better pricing on certain contracts and the closure of our Hawkesbury, Ontario, Canada site in August 2007, which was a drain on margins during the second quarter of 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13.1% from $9.0 million in the second quarter of 2007 to $10.2 million during the second quarter of 2008, and as a percentage of revenue increased from 15.4% in 2007 to 15.6% in 2008. Investments in human resources, technology and process improvements, in support of our long-term growth objectives established during 2007 accounted for the increase. We also incurred incremental costs associated with our new site expansion in Victoria, Mansfield and the Philippines and incurred approximately $0.5 million in severance expense related to the departure of our Chief Operating Officer.
Impairment Losses and Restructuring Charges
Impairment losses and restructuring charges increased from $3.0 million in the second quarter of 2007 to $5.5 million in the second quarter of 2008. During the second quarter of 2007, we incurred impairment charges of $1.3 million related to impairment of property, plant and equipment at our Hawkesbury, Ontario, Canada site which closed in August 2007 and $1.7 million related to the write-off of certain capitalized software costs. During the second quarter of 2008, we incurred approximately $4.1 million in impairment losses. A portion of these losses, $1.5 million, was due to the impairment of long-lived assets at certain Canadian locations for which expected future cash flows do not support the current carrying value. In addition, we recorded $1.2 million in impairment losses related to the write-off of the remainder of certain capitalized software costs for an enterprise resource planning system, which we intend to replace with a new system to support future growth. Finally, we recorded $1.1 million related to the impairment of property, plant and equipment at our Big Spring, Texas location which is expected to close in August 2008. The expected closure of our Big Spring, Texas facility was driven by market conditions, namely recruiting challenges in this location, which impacted the profitability of the site and management determined it was in our long-term interest to close the location. In addition, we incurred approximately $1.4 million in restructuring charges and $0.3 million in asset impairment losses related to the August 2007 Hawkesbury, Ontario, Canada site closure, due to a change in the expectation of our ability to sublease that facility.

Operating Loss
We incurred operating losses of approximately $7.3 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively. The increase in the loss was driven by the decrease in gross margin, the increase in selling, general and administrative expenses, and the increase in impairment losses and restructuring charges, as discussed previously.
Income Tax
The quarterly effective tax rate increased from 1.9% in the second quarter of 2007 to 37.4% in the second quarter of 2008. The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration. No such allowance was recorded during 2008. In addition, during 2008 there was a change in the Canadian statutory tax rate. Effective January 1, 2008, the general corporate income tax rate was reduced from 22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%.
Net Loss
We incurred net losses of approximately $4.5 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively. The increase in the net loss was driven primarily by decreased gross margin, the increase in selling, general and administrative expenses, and increased impairment losses and restructuring charges, partially offset by an income tax benefit, as discussed previously.
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

					% change
	Six MonthsEnded		Six Months Ended		YTD June
	June 30,	% of	June 30,	% of	30, 2007 to
	2008	Revenue	2007	Revenue	2008
Revenue	$130,364	100.0%	$116,479	100.0%	11.9%
Cost of services	112,367	86.2%	99,032	85.0%	13.5%

Gross profit	17,997	13.8%	17,447	15.0%	3.2%
Selling, general and administrative expenses	20,317	15.6%	18,432	15.8%	10.2%
Impairment losses and restructuring charges	5,608	4.3%	3,018	2.6%	85.8%

Operating loss	(7,928)	-6.1%	(4,003)	-3.4%	98.1%
Net interest and other income	400	0.3%	331	0.3%	20.8%

Loss before income taxes	(7,528)	-5.8%	(3,672)	-3.1%	105.0%
Income tax benefit	(2,678)	-2.1%	(40)	0.0%	6595.0%

Net loss	$(4,850)	-3.7%	$(3,632)	-3.1%	33.5%

Revenue
Revenue increased 11.9% from $116.5 million during the six months ended June 30, 2007 to $130.4 million during the six months ended June 30, 2008. Revenue increased related to the opening of our Victoria, Texas and Mansfield, Ohio sites which contributed approximately $8.9 million in additional revenue during the six months ended June 30, 2008, as well as the re-opening of our Petersburg, Virginia facility which was closed for a portion of 2007 and contributed approximately $3.8 million in additional revenue. In addition, revenue increased year-over-year due to improved pricing on several contracts. These increases were offset by decreased revenue due to a lost client and the closure of our Hawkesbury, Ontario, Canada site in August 2007.
Cost of Services and Gross Profit
Cost of services increased 13.5% from $99.0 million during the six months ended June 30, 2007 to $112.4 million during the six months ended June 30, 2008. The increase in cost of services was due in part to $8.9 million in cost of services related to the opening of our new facilities in Victoria, Texas and Mansfield, Ohio. We incurred additional fixed and variable costs related to the build-out of these facilities including hiring costs, rental costs and other expenses related to the opening of the sites. These factors also resulted in a reduction of our gross profit margin which declined from 15.0% for the six months ended June 30, 2007 to 13.8% for the six months ended June 30, 2008. The weakening of the U.S. dollar compared to the Canadian dollar during 2008 and the loss of a profitable client also negatively impacted our gross profit margin. These decreases to gross profit were partially offset by the improved pricing on several contracts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10.2% from $18.4 million during the six months ended June 30, 2007 to $20.3 million during the six months ended June 30, 2008, but as a percentage of revenue decreased slightly from 15.8% in 2007 to 15.6% in 2008. The dollar increase was due to our investments in human resources, technology and process improvements, in support of our long-term growth objectives established during 2007.
Impairment Losses and Restructuring Charges
Impairment losses and restructuring charges increased from $3.0 million during the six months ended June 30, 2007 to $5.6 million during the six months ended June 30, 2008. During the six months ended June 30, 2007, we incurred impairment charges of $1.3 million related to impairment of property, plant and equipment at our Hawkesbury, Ontario, Canada site which closed in August 2007 and $1.7 million related to the write-off of certain capitalized software costs. During the six months ended June 30, 2008, we incurred approximately $4.1 million in impairment losses. A portion of these losses, $1.5 million, related to the impairment of long-lived assets at certain Canadian locations for which the expected future cash flows do not support the current carrying value. In addition, we recorded $1.2 million in impairment losses related to the write-off of the remainder of certain capitalized software costs for an enterprise resource planning system, which we intend to replace with a new system to support future growth. Finally, we recorded $1.1 million related to the impairment of property, plant and equipment at our Big Spring, Texas location which is expected to close in August 2008. The expected closure of our Big Spring, Texas facility was driven by market conditions, namely recruiting challenges at this location, which impacted the profitability of the site and management determined it was in our long-term interest to close the location. In addition, during the six months ended June 30, 2008 we incurred approximately $1.5 million in restructuring charges and $0.3 million in asset impairment losses related to the August 2007 Hawkesbury, Ontario, Canada site closure due to a change in the expectation of our ability to sublease that facility.
Operating Loss
We incurred operating losses of approximately $7.9 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively. The increase in the loss was driven by the decrease in gross margin, the increase in selling, general and administrative expenses, and the impairment losses and restructuring charges, discussed previously.
Income Tax
The year-to-date effective tax rate increased from 1.1% during the six months ended June 30, 2007 to 35.6% during the six months ended June 30, 2008. The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration. No such allowance was recorded during 2008. In addition, during 2008 there was a change in the Canadian statutory tax rate. Effective January 1, 2008, the general corporate income tax rate was reduced from 22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%. The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets. The net impact of this change was $403 of additional income tax expense for the six months ended June 30, 2008.
Net Loss
We incurred net losses of approximately $4.9 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively. The increase in the net loss was driven primarily by decreased gross margin, the increase in selling, general and administrative expenses, and increased impairment losses and restructuring charges, partially offset by an income tax benefit, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2008, working capital totaled $61.7 million and our current ratio was 3.19:1, compared to working capital of $66.2 million and a current ratio of 3.45:1 at December 31, 2007. We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities and, historically, the payment of dividends. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments on existing debt. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$9,593	$12,857
Investing activities	(14,163)	(16,769)
Financing activities	(2,204)	(2,716)
Effect of foreign exchange rates on cash	(570)	324

Net decrease in cash and cash equivalents	$(7,344)	$(6,304)

Our balance of cash and cash equivalents was $15.7 million at June 30, 2008, compared to a balance of $23.0 million at December 31, 2007.
Operating Activities. Net cash provided by operating activities was $9.6 million for the six months ended June 30, 2008, a decrease of approximately $3.3 million from $12.9 million for the six months ended June 30, 2007. The decrease was due primarily to $1.2 million in additional net losses, $6.6 million related to lower collections of accounts receivable due to the timing of payments, and a $2.9 million increase in deferred tax assets primarily due to larger impairment and restructuring charges, stock compensation expense and depreciation expense. Our accounts receivable balance can fluctuate significantly period to period because the majority of our billings occur monthly with large customers whereby, the timing of collection on those receivables can result in significant fluctuations in our accounts receivable balance. These decreases to cash provided by operating activities were offset by an increase in non-cash charges including greater depreciation expense of $0.7 million due to new site openings and greater impairment losses of approximately $1.1 million. The decrease in cash provided by operating activities was also offset by increased cash resulting from larger accounts payable and accrued liabilities balances, totaling $4.7 million, which was driven by payables and payroll accruals for the new sites, and accrued severance related to the departure of our Chief Operating Officer.
Investing Activities. Net cash used in investing activities decreased by approximately $2.6 million from $16.8 million during the six months ended June 30, 2007 to $14.2 million during the six months ended June 30, 2007. The decline in cash used in investing activities was due to a decrease in purchases of investments available for sale. Purchases of investments available for sale, net of proceeds, decreased from $10.6 million during the six months ended June 30, 2007 to $1.4 million during the six months ended June 30, 2008. This was offset by higher purchases of property, plant and equipment, which increased by approximately $6.6 million during the six months ended June 30, 2008, compared to the same period in 2007. The increase in purchases of property, plant and equipment is the result of investments made in new sites.
Financing Activities. Net cash used in financing activities decreased by approximately $0.5 million from $2.7 million during the six months ended June 30, 2007 to $2.2 million during the six months ended June 30, 2008. The decrease was due entirely to lower principal payments on our borrowings.

Contractual Obligations. Other than operating leases for certain equipment and real estate, and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described below. The following table presents a summary (in thousands), by period, of the future contractual obligations and payments we have entered into as of June 30, 2008:

	Less Than	One to Three	Three to Five	More Than
	One Year	Years	Years	Five Years	Total
Operating leases (1)	$5,629	$10,636	$6,263	$1,873	$24,401
Capital leases (2)	68	152	140	—	360
Purchase obligations (3)	731	31	—	—	762
Long-term debt (4)	3,581	5,452	—	—	9,033
Total contractual obligations	$10,009	$16,271	$6,403	$1,873	$34,556

(1)	We lease facilities and equipment under various non-cancelable operating leases.

(2)	We lease equipment under certain capital lease agreements.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

(4)	Our outstanding debt obligations as of June 30, 2008 are described below.
Line of Credit
We maintain a $10.0 million secured line of credit with Wells Fargo Bank, N.A. (the “Bank”) which we use to finance regular, short-term operating expenses. The line of credit expires June 30, 2009. Effective June 30, 2008, we entered into the Fifth Amendment to the Credit Agreement (the “amendment”). Under the amendment, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR, when our total tangible net worth is $110 million or greater. If our total tangible net worth is less than $110 million, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 0.75% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.75% above LIBOR. The interest rate on this facility was 4.0% as of June 30, 2008. Under the amendment, at the end of each fiscal quarter, we must maintain a tangible net worth of $105 million plus 25% of net income (only if positive) for each fiscal quarter, beginning with the first quarter of 2008. Our previous covenant regarding minimum profit after taxes was deleted. We also must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10 million measured at the end of each fiscal quarter. Due to our net loss during the second quarter of 2008, we were out of compliance with our prior covenant restricting a net loss in the period. We obtained a waiver of this covenant from the Bank and the covenants were amended as described above. In connection with the amendment, we also granted the Bank a security interest in all of our accounts receivable, other rights to payment and general intangibles, including those of our subsidiary, StarTek USA, Inc. There was no balance outstanding on this line of credit as of June 30, 2008.
Canadian Dollar Secured Equipment Loan
On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $0.225 million until maturity on November 20, 2010, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan, provided that we give Wells Fargo Equipment Finance Company, Inc. at least 30 days written notice and that we pay a prepayment premium, as stipulated in the loan agreement. As of June 30, 2008, approximately $5.9 million U.S. dollars were outstanding under this loan.
Secured Promissory Note
On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $0.115 million until maturity on November 30, 2010. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe. As of June 30, 2008, approximately $3.1 million was outstanding under this note.

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
Our business currently has a high concentration of a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 4 “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements”, of this Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2008.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted those provisions related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We will adopt the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities prospectively for our fiscal year beginning January 1, 2009. The adoption of SFAS No. 157 had no impact on our Condensed Consolidated Financial Statements as of June 30, 2008, however, we have provided additional disclosures in accordance with this statement included in Note 5, “Fair Value of Financial Instruments” to our Condensed Consolidated Financial Statements.

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
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 had no impact on our Condensed Consolidated Financial Statements as of June 30, 2008.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates. This information should be read in conjunction with information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007, in addition to the interim unaudited consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to our cash and cash equivalents, investments and debt obligations. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. At June 30, 2008, investments available for sale consisted of corporate debt securities and government agency bonds. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase. Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from future investments.
Foreign Currency Exchange Risks
Our Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. Approximately 34.5% of our operating expenses, excluding impairment losses and restructuring charges, in the second quarter of 2008 were incurred by our Canadian operations. A portion of our Canadian operations generate revenues denominated in U.S. dollars. To hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar we enter into forward purchase contracts. During the second quarter of 2008, we entered into forward contracts for $15.3 million Canadian dollars to hedge our foreign currency risk with respect to these labor costs. As of June 30, 2008, we had $.04 million in derivative liabilities and related tax benefit of $0.01 million which is expected to settle within the next twelve months. As of June 30, 2008, we had contracted to purchase $20.3 million Canadian dollars to be delivered periodically through December 2008 at a purchase price which is no more than $20.3 million and no less than $18.8 million.
During the three and six months ended June 30, 2008, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2007, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS
StarTek and six of its former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. Those actions have been consolidated by the federal court. The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”). The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated. The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation. On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety. On March 28, 2008, the motion was denied with respect to the claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, except the claim under Section 20(a) of the Securities Exchange Act of 1934 was dismissed against two of the individual defendants. On the same date, the motion was granted with respect to the claims under Sections 11 and 15 of the Securities Act of 1933 without prejudice to plaintiffs filing an amended complaint with respect to such claims. On May 19, 2008, the plaintiffs filed an amended complaint. On June 5, 2008, we and the individual defendants moved the court to dismiss the amended complaint in its entirety. We believe we have valid defenses to the claims and intend to defend the litigation vigorously.
It is not possible at this time to estimate the possibility of a loss or the range of potential losses arising from these claims. We may, however, incur material legal fees with respect to our defense of these claims. The claims have been submitted to the carriers of our executive and organization liability insurance policies. We expect the carriers to provide for certain defense costs and, if needed, indemnification with a reservation of rights. The policies have primary and excess coverage that we believe will be adequate to defend this case and are subject to a retention for securities claims. These policies provide that we are responsible for the first $1.025 million in defense costs. We have incurred defense costs related to these lawsuits in excess of our $1.025 million deductible.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K, except for the modifications reflected in the risk factors listed below.
Our operations outside of the USA subject us to the risk of currency exchange fluctuations.
Because we conduct a material portion of our business in Canada and are expanding our operations to other locations outside of the USA, we are exposed to market risk from changes in the value of the Canadian dollar and the currencies of other foreign countries in which we operate. Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. Our results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the U.S. dollar during 2007, 2006 and 2005, because we have contracts wherein the revenue we earn is denominated in U.S. dollars, yet the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars. During 2007, 2006 and 2005, we engaged in limited hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar. We intend to continue hedging activities in 2008. However, currency hedges do not, and will not, eliminate our exposure to fluctuations in the Canadian dollar. Further increases in the value of the Canadian dollar, or currencies in other foreign countries in which we may operate, in relation to the value of the U.S. dollar, will further increase such costs and may adversely affect our results of operations.

We face risks inherent in conducting business outside of North America.
Our operations in Canada accounted for 39.1%, 43.7% and 41.6% of our revenue in 2007, 2006 and 2005 respectively. We are opening a new facility in the Philippines. There are risks inherent in conducting business internationally, including competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets. This may give these firms an advantage regarding labor and material costs. Other risks inherent in conducting business internationally include potentially longer working capital cycles, unexpected changes in foreign government programs, policies, regulatory requirements, and labor laws, and difficulties in staffing and effectively managing foreign operations. Our current or potential new clients may be reluctant to have us provide services to them from a location outside of North America. One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations, it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.
Various risk factors described in our 2007 Annual Report on Form 10-K may be exacerbated with regard to international operations, especially in countries where we do not have well-established operations, such as risks related to the need to retain key management personnel, the inability to hire and retain qualified employees, increases in operating costs, facility capacity utilization, management of growth and costs related to growth, geopolitical military conditions, interruptions to our business, and the cost or significant interruptions in telephone and data services.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of StarTek, Inc. was held on May 5, 2008. Stockholders were invited to vote, by proxy or in person, for or against four items. The results of the vote were as follows:

			Abstain/
	For	Against	Withhold	Broker Non-Vote

Election of Directors
Ed Zschau	13,461,136	—	716,129
P. Kay Norton	13,466,190	—	711,075
Albert C. Yates	13,452,040	—	725,225
A. Laurence Jones	13,945,775	—	231,490
Harvey A. Wagner	13,953,179	—	224,086

Ratify Appointment of Ernst & Young LLP
as independent registered public accounting firm of the company for the year ending December 31, 2008	14,149,617	22,938	4,710

Approve the StarTek, Inc. Employee Stock Purchase Plan
	12,122,593	72,847	53,400	1,928,425

Approve the StarTek, Inc. 2008 Equity Incentive Plan
	11,341,927	851,617	55,296	1,928,425
ITEM 6. EXHIBITS
An Index of Exhibits follows the signature pages of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
STARTEK, INC.
(REGISTRANT)

By:	/s/ A. LAURENCE JONES	Date: August 11, 2008

A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: August 11, 2008

David G. Durham
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated Herein by Reference
Exhibit		Description	Form	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation of the Company.	S-1	3.1	1/29/1997
3.2		Restated Bylaws of the Company.	8-K	3.2	8/2/2007
3.3		Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4		Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1		Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1	†	StarTek, Inc. Employee Stock Purchase Plan.	Def14a	A	3/20/2008
10.2	†	StarTek, Inc. 2008 Equity Incentive Plan.	Def14a	B	3/20/2008
10.3	†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.2	5/5/2008
10.4	†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.3	5/5/2008
10.5	†	Form of Incentive Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.4	5/5/2008
10.6	†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.5	5/5/2008
10.7	†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.6	5/5/2008
10.8	†	Amendment No. 1 to Form of Executive Employment Contract.	10-K	10.11	2/29/2008
10.9	*†	Amendment to employment agreement of A. Laurence Jones signed May 23, 2008.
10.10		Amendment effective April 1, 2008 to the Master Service Agreement effective March 21, 2002 between StarTek, Inc. and AT&T Mobility LLC for certain call center services.	10-Q	10.5	5/6/2008
10.11		Amendment effective April 1, 2008 to Amendment No. 001 dated April 1, 2004 to the Master Service Agreement incorporating a Statement of Work between StarTek, Inc. and AT&T Mobility, LLC for certain call center services.	10-Q	10.6	5/6/2008
10.12	*	Amendment effective May 1, 2008 to the Master Service Agreement effective March 21, 2002 between StarTek, Inc. and AT&T Mobility LLC for certain call center services.
10.13	*
Amendment effective May 1, 2008 to Amendment No. 001 dated April 1, 2004 to the Master Service Agreement incorporating a Statement of Work between StarTek, Inc. and AT&T Mobility, LLC for certain call center services.

10.14	*&	Work Order 20080122.003.C effective May 1, 2008 between StarTek USA, Inc. and AT&T Mobility LLC
10.15	*&	Amendment Cing7866.A.001 effective April 16, 2008 between StarTek USA, Inc. and AT&T Mobility LLC

Incorporated Herein by Reference
Exhibit		Description	Form	Exhibit	Filing Date
10.16	*&	Amendment 20070105.006.S.002.A.001 effective June 27, 2008 by and between StarTek, Inc. and AT&T Services, Inc.
10.17	*&	Amendment 20070105.006.S.007.A.001 effective July 14, 2008 between StarTek, Inc. and AT&T Crop.
10.18	*&	General Agreement Order 20070105.006.S.008 effective June 19, 2008 by and between StarTek, Inc. and AT&T Services, Inc.
10.19	*&	General Agreement Order 20070105.006.S.009 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.
10.20	*&	General Agreement Order 20070105.006.S.010 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.
10.21	*&	General Agreement Order 20070105.006.S.011 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.
10.22	*&	General Agreement Order 20070105.006.S.012 effective July 10, 2008 by and between StarTek, Inc. and AT&T Services, Inc.
10.23	*	Fourth Amendment to Credit Agreement entered into as of April 30, 2008.
10.24	*	Fifth Amendment to Credit Agreement, $10,000,000 Revolving Line of Credit Note, and Addendum to Promissory Note, each entered into as of June 30, 2008.
10.25	*	Continuing Security Agreement between StarTek USA, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.
10.26	*	Continuing Security Agreement between StarTek, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.
31.1	*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.