Form 10-Q
period 2008-09-30
STARTEK INC
filed 2008-10-31
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Common Stock, $0.01 Par Value — 14,797,171 shares as of October 15, 2008.

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
Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those items set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007 or Item 1A. “Risk Factors” appearing in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and in this Form 10-Q for the quarterly period ended September 30, 2008.

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$69,056	$63,169	$199,420	$179,648
Cost of services	60,761	52,853	173,128	151,885

Gross profit	8,295	10,316	26,292	27,763
Selling, general and administrative expenses	10,205	9,693	30,522	28,125
Impairment losses and restructuring charges	346	1,032	5,954	4,050

Operating loss	(2,256)	(409)	(10,184)	(4,412)
Net interest and other (expense) income	(304)	232	96	563

Loss from continuing operations before income taxes	(2,560)	(177)	(10,088)	(3,849)
Income tax benefit	(1,111)	(548)	(3,789)	(588)

Net (loss) income from continuing operations	(1,449)	371	(6,299)	(3,261)
Loss from discontinued operations, net of tax	(461)	—	(461)	—

Net (loss) income	$(1,910)	$371	$(6,760)	$(3,261)

Net (loss) income per share from continuing operations:
Basic	$(0.10)	$0.03	$(0.43)	$(0.22)

Diluted	$(0.10)	$0.03	$(0.43)	$(0.22)

Net (loss) income per share including discontinued operations:
Basic	$(0.13)	$0.03	$(0.46)	$(0.22)

Diluted	$(0.13)	$0.03	$(0.46)	$(0.22)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,953	$23,026
Investments	14,737	16,349
Trade accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	47,041	48,887
Income tax receivable	4,039	2,502
Prepaid expenses and other current assets	3,587	2,408

Total current assets	85,357	93,172

Property, plant and equipment, net	62,421	57,532
Long-term deferred income tax assets	6,066	3,686
Other assets	724	1,068

Total assets	$154,568	$155,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,458	$5,908
Accrued liabilities:
Accrued payroll	8,261	7,902
Accrued compensated absences	5,163	5,072
Other accrued liabilities	4,609	1,494
Current portion of long-term debt	3,607	3,975
Other current liabilities	927	2,632

Total current liabilities	34,025	26,983

Long-term debt, less current portion	4,678	7,380
Long-term deferred rent liability	4,785	2,731
Other liabilities	127	150

Total liabilities	43,615	37,244

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,797,171 and 14,735,791 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	148	147
Additional paid-in capital	63,930	62,776
Cumulative translation adjustment, net of tax	1,728	2,553
Unrealized loss on investments available for sale, net of tax	(234)	(29)
Unrealized (loss) gain on derivative instruments, net of tax	(606)	20
Retained earnings	45,987	52,747

Total stockholders’ equity	110,953	118,214

Total liabilities and stockholders’ equity	$154,568	$155,458

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net loss	$(6,760)	$(3,261)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	13,473	12,724
Non-cash compensation cost	1,054	760
Impairment losses	4,070	3,583
Deferred income taxes	(3,532)	482
Realized loss on investments available for sale	437	—
Loss on sale of assets	16	53
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,751	(4,230)
Prepaid expenses and other assets	(200)	644
Accounts payable	4,693	(1,624)
Income taxes receivable, net	(1,570)	(2,579)
Accrued and other liabilities	5,416	1,719

Net cash provided by operating activities	18,848	8,271

Investing Activities
Purchases of investments available for sale	(11,384)	(28,931)
Proceeds from disposition of investments available for sale	12,229	18,569
Purchases of property, plant and equipment	(22,964)	(10,605)

Net cash used in investing activities	(22,119)	(20,967)

Financing Activities
Principal payments on borrowings	(3,042)	(4,191)
Principal payments on line of credit	(82,346)	(29,603)
Proceeds from line of credit	82,346	29,603
Proceeds from issuance of common stock	101	—
Principal payments on capital lease obligations	(42)	—

Net cash used in financing activities	(2,983)	(4,191)
Effect of exchange rate changes on cash	(819)	507

Net decrease in cash and cash equivalents	(7,073)	(16,380)
Cash and cash equivalents at beginning of period	23,026	33,437

Cash and cash equivalents at end of period	$15,953	$17,057

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$532	$585
Income taxes paid	$1,940	$1,576
Unrealized (loss) gain on investments available for sale, net of tax	$(205)	$36
Property, plant and equipment acquired or refinanced under long-term debt	$385	$—
See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three and nine months ended September 30, 2008, are not necessarily indicative of operating results that may be expected during any other interim period of 2008 or the year ending December 31, 2008.
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
We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis as of January 1, 2008 and the effect of such adoption was not material to our results of operations or financial position. FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We will adopt the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities prospectively for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of adopting the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities.
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 had no impact on our Condensed Consolidated Financial Statements as of September 30, 2008.
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
In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP No. 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
2. RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
In August 2007, we closed our facility in Hawkesbury, Ontario, Canada and in August 2008, we closed our facility in Big Spring, Texas. We have recorded restructuring charges related to lease costs and other expenses related to the facility closures. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized the liability when it was incurred, instead of upon commitment to a plan. A significant assumption used in determining the amount of estimated liability incurred in closing sites is the estimated liability for future lease payments on vacant facilities. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations. The restructuring accruals are included in Other Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets.

Hawkesbury Closure
The following table summarizes our restructuring accrual and related activity during the nine months ended September 30, 2008:

Facility-Related Costs
Balance as of January 1, 2008	$502
Expense	1,538
Payments	(583)
Foreign currency translation adjustment	(84)

Balance as of September 30, 2008	$1,373

We expect to incur total restructuring charges related to the Hawkesbury closure of approximately $2.3 million, of which approximately $583 was paid during the nine months ended September 30, 2008 and $871 has been paid since commencement of the plan. During the three and nine months ended September 30, 2007, we incurred approximately $467 and $467, respectively, in expense related to this closure.
Big Spring Closure
The following table summarizes our restructuring accrual and related activity during the nine months ended September 30, 2008:

Facility-Related Costs
Balance as of January 1, 2008	$—
Expense	346
Payments	(32)
Reclassification of long-term liability	132

Balance as of September 30, 2008	$446

We expect to incur total restructuring charges related to the Big Spring closure of approximately $478, of which approximately $32 was paid during the nine months ended September 30, 2008 and $32 has been paid since commencement of the plan. We expect completion no later than 2011; however, it may be earlier depending on our ability to sublease the facility or buy-out the lease. Reclassified to accrued restructuring costs is $132 of a deferred rent liability recorded in previous periods related to the Big Spring facility.
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

During the nine months ended September 30, 2008, we recognized impairment losses of approximately $4.1 million. Approximately $1.5 million related to long-lived assets at certain Canadian locations in which the future cash flows were less than the carrying value of the assets. During the nine months ended September 30, 2008, we also recognized approximately $1.2 million in impairment losses related to the write-off of capitalized software costs for information technology infrastructure initiatives which management has decided to discontinue. In connection with the closure of our Big Spring, Texas facility and our Hawkesbury, Ontario, Canada facility, we impaired approximately $1.1 million and $0.3 million, respectively, of leasehold improvements, furniture and fixtures and equipment during the nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, we recorded approximately $565 and $565, respectively, in impairment losses related to the Hawkesbury, Ontario, Canada closure.
3. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss) income from continuing operations	$(1,449)	$371	$(6,299)	$(3,261)
Loss from discontinued operations, net of tax	(461)	—	(461)	—

Net (loss) income	$(1,910)	$371	$(6,760)	$(3,261)

Weighted average shares of common stock	14,708	14,696	14,706	14,696
Dilutive effect of stock options	—	1	—	—

Common stock and common stock equivalents	14,708	14,697	14,706	14,696

Basic net (loss) income per share from:
Continuing operations	$(0.10)	$0.03	$(0.43)	$(0.22)
Discontinued operations	(0.03)	—	(0.03)	—

Net (loss) income	$(0.13)	$0.03	$(0.46)	$(0.22)

Diluted net (loss) income per share from:
Continuing operations	$(0.10)	$0.03	$(0.43)	$(0.22)
Discontinued operations	(0.03)	—	(0.03)	—

Net (loss) income	$(0.13)	$0.03	$(0.46)	$(0.22)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 1,735 and 1,735 shares in the three and nine months ended September 30, 2008, respectively, and 764 and 710 shares in the three and nine months ended September 30, 2007, respectively, were not included in our calculation.
4. DISCONTINUED OPERATIONS
On December 16, 2005, we sold our supply chain management services platform to a third party. In connection with this sale, we received a five-year $740 unsecured note. The terms of the note call for the purchaser to make quarterly interest payments at a fixed rate of 7% per annum for the first two years. Thereafter, the purchaser must make principal plus interest payments with the first principal payment due December 16, 2008 and the entire balance due on or before December 16, 2010. The purchaser has failed to make its recent interest payments and we are uncertain about our ability to collect the principal balance due December 15, 2008, as well as the remaining payments on the note. Due to the potential uncollectibility of this note, we wrote-off the $740 principal balance, net of tax of $279, which is included as a loss from discontinued operations on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008. In addition, we wrote-off the past due interest payments totaling $52, which is included in Interest and Other (Expense) Income for the three months ended September 30, 2008.

5. PRINCIPAL CLIENTS
The following table represents revenue concentration of our principal clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
AT&T, Inc.	56.4%	49.0%	52.6%	51.4%
T-Mobile, a subsidiary of Deutsche Telekom	26.3%	22.7%	27.6%	21.0%
On May 7, 2008, we entered into a work order pursuant to the Master Services Agreement (the “Work Order”) with AT&T Mobility LLC, a wholly-owned subsidiary of AT&T, Inc. (“AT&T”). The Work Order commenced May 1, 2008, continues through April 28, 2010, and covers the customer care and accounts receivable management services that we provide to AT&T. The contract covering business care services that we provide to AT&T was replaced in December 2006 with a contract that expires in November 2008 and is currently being renegotiated. We entered into a services agreement and statement of work with T-Mobile for the provision of certain call center services, each being effective October 1, 2007 and continuing for two years.
The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2008.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, investments, trade accounts receivable, accounts payable, derivative instruments, a line of credit and long-term debt. Carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short term nature of these accounts. Investments and derivative instruments are reported at fair value. Management believes differences between the fair value and the carrying value of line of the credit and long-term debt are not material because interest rates approximate market rates for material items. As discussed in Note 1, “Basis of Presentation”, effective January 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. In our adoption of SFAS No. 159, we did not identify any assets or liabilities, previously recorded at other than fair value, which we determined to begin measuring at fair value.
The following table summarizes our financial instruments measured at fair value as of September 30, 2008 and December 31, 2007.

	As of
	September 30, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Cash and cash equivalents	$15,953	$—	$23,026	$—
Investments	14,737	—	16,349	—
Derivative instruments	—	882	27	—

Total	$30,690	$882	$39,402	$—

Cash and Cash Equivalents
We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. Included in cash and cash equivalents was commercial paper with a fair value of $5,469 and $13,079 as of September 30, 2008 and December 31, 2007, respectively. Commercial paper included in cash and cash equivalents as of September 30, 2008 and December 31, 2007 is highly liquid and has maturities of less than three months.

Investments
As of September 30, 2008, investments available for sale consisted of:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate debt securities	$15,088	$11	$(362)	$14,737

During the three months ended September 30, 2008, we recognized a loss of $437 on Lehman Brothers corporate debt securities that were determined to be other-than-temporarily impaired due to their recent bankruptcy announcement. There are no other investments as of September 30, 2008, that have carried unrealized losses for longer than twelve months and we do not consider the remainder of our investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a market price recovery or maturity.
As of December 31, 2007, investments available for sale consisted of corporate debt securities with a basis of $16,412, gross unrealized gains of $59, gross unrealized losses of $122, and a fair value of $16,349. As of September 30, 2008, the basis of the investments in our portfolio have remaining contractual maturities as follows: $12,065 within one year and $3,023 in one to two years.
Our corporate debt securities and commercial paper are valued using third party broker statements. The value of the majority of our corporate debt securities is derived from quoted market information. The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including face value, contractual terms and interest rates.
Derivative Instruments and Hedging Activities
We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. During the three and nine months ended September 30, 2008, these hedging commitments resulted in unrealized losses, net of tax, of $585 and $626, respectively. During the three and nine months ended September 30, 2007, these hedging commitments resulted in unrealized gains, net of tax, of $667 and $1,110 respectively, which have been recorded in other comprehensive income. We realized losses of $288 and $470 during the three and nine months ended September 30, 2008, and gains of $405 and $729 during the three and nine months ended September 30, 2007. The realized gains and losses were recognized in cost of services in our Condensed Consolidated Statements of Operations.
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

	Assets and Liabilities at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Financial assets:
Commercial paper	$—	$5,469	$—	$5,469
Corporate debt securities	14,737	—	—	14,737

Total financial assets	$14,737	$5,469	$—	$20,206

Financial liabilities:
Derivative instruments	$—	$882	$—	$882

Total financial liabilities	$—	$882	$—	$882

7. COMPREHENSIVE INCOME (LOSS)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(1,910)	$371	$(6,760)	$(3,261)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(374)	679	(825)	1,586
Unrealized (loss) gain on available for sale securities, net of tax	(138)	27	(205)	36
Change in fair value of derivative instruments, net of tax	(585)	667	(626)	1,110

Comprehensive (loss) income	$(3,007)	$1,744	$(8,416)	$(529)

8. SHARE-BASED COMPENSATION
On May 5, 2008, our stockholders approved the StarTek, Inc. 2008 Equity Incentive Plan (the “Plan”). The Plan replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan (together, the “Prior Plans”). A total of 900,000 shares were authorized for grant under the Plan. In addition, a total of 274,298 shares remaining available for future grants under the Prior Plans were carried over and were made available for grant under the Plan. The types of awards that may be granted under the Plan include restricted stock awards, restricted stock unit awards, stock option awards, stock appreciation rights and performance units. The Compensation Committee (the “Committee”) also has the discretion to grant other types of awards, as long as they are consistent with the terms and purposes of the Plan. The awards granted under this Plan shall not expire more than ten years from the grant date. The Committee may determine the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.
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
On May 5, 2008, our stockholders approved the StarTek, Inc. Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, participants may purchase our common stock as of the last day of a purchase period at a price, which shall be no less than the lesser of (a) 85% of the closing price of a share of common stock on the first day of the purchase period; or (b) 85% of the closing price of a share of common stock on the last day of the purchase period. The purchase period is defined as each quarterly period commencing January 1 and ending March 31, or commencing April 1 and ending June 30, or commencing July 1 and ending September 30, or commencing October 1 and ending December 31, unless otherwise determined by the Committee. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the ESPP if employed by the Company for at least six months prior to the start of a Purchase Period and whose customary employment is at least 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the ESPP.
The compensation cost that has been charged against income for the Plan, the Prior Plans, the ESPP, and for restricted stock awards granted outside of those plans (together, the “Plans”), for the three months ended September 30, 2008 and 2007, was $440 and $227, respectively, and is included in selling, general and administrative expense. The compensation cost that has been charged for the nine months ended September 30, 2008 and 2007, was $1,054 and $760, respectively. The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $165 and $85 for the three months ended September 30, 2008 and 2007, and $395 and $287 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $4,379 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.89 years.

Stock Options
A summary of option activity under the Plans as of September 30, 2008, and changes during the nine months then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term (yrs)	(000s)
Outstanding as of January 1, 2008	1,620,342	$12.50
Granted	407,000	9.02
Exercised	—	—
Forfeited	(359,208)	11.91

Outstanding as of September 30, 2008	1,668,134	$11.78	8.24	$—

Exercisable as of September 30, 2008	577,457	$15.64	7.03	$—

The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2008 was $3.59 and $3.47, respectively. The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2007 was $4.03 and $4.16, respectively. No options were exercised during the nine months ended September 30, 2008 or 2007.
The assumptions used to determine the value of our stock options under the Black-Scholes method are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.19%	3.90% – 4.62%	2.76% – 3.60%	3.90% – 4.74%
Dividend yield	0%	0%	0%	0%
Expected volatility	44.38%	43.12% – 43.45%	43.81% – 45.13%	43.12% – 50.47%
Expected life in years	4.0	4.0	4.1	4.4
The risk-free interest rate for periods within the contractual life of the option is based on either the four year, five year or seven year U.S. Treasury strip yield in effect at the time of grant. Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.
The total fair value of shares vested during the three and nine months ended September 30, 2008 was $452 and $1,543, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2007 was $81 and $366, respectively.
Restricted Shares
Restricted share activity during the nine months ended September 30, 2008 was as follows:

	Restricted Shares	Grant Date Fair Value
Nonvested balance as of January 1, 2008	40,000	$12.37
Granted	47,800	9.01
Vested	(16,033)	11.80
Forfeited	(5,000)	9.01

Nonvested balance as of September 30, 2008	66,767	$10.35

Employee Stock Purchase Plan
Our first purchase period under the ESPP commenced July 1, 2008 and we completed the quarterly purchase under the ESPP on September 30, 2008 in which 18,580 shares were purchased at $5.46 per share. Total expense recognized related to the ESPP during the three and nine months ended September 30, 2008 was $38 and $38, respectively. The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows: Interest rate — 1.87%; Dividend yield — 0%; Expected term — 3 months; Volatility — 34.06%.
9. INCOME TAXES
The year-to-date effective tax rate increased from 15.3% during the nine months ended September 30, 2007 to 37.6% during the nine months ended September 30, 2008. The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration. This impact was offset by decreased work opportunity credits during the nine months ended September 30, 2008 compared to the same period in 2007 and the change in the Canadian statutory tax rate during 2008. Effective January 1, 2008, the general corporate income tax rate was reduced from 22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%. The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets.
Differences between U.S. statutory income tax rates and our effective tax rates for the nine months ended September 30, 2008 and 2007 were:

	Nine Months Ended September 30,
	2008	2007
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	2.3%	2.8%
Work opportunity credits	7.2%	20.0%
Effect of change in Canadian tax rate	(4.5%)	0.0%
Capital loss valuation allowance	0.5%	(43.8%)
Other, net	(2.9%)	1.3%

Total	37.6%	15.3%

10. LITIGATION
In our Annual Report on Form 10-K filed February 29, 2008 and our Quarterly Reports on Form 10-Q filed May 5, 2008 and August 11, 2008, we described two pending litigation matters: West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. There have been no significant changes in these legal proceedings since our previous report.
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

BUSINESS DESCRIPTION AND OVERVIEW
StarTek is a provider of business process outsourcing services to the communications industry. We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience. Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology. The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes. We provide these services from 21 operational facilities in the U.S., Canada and the Philippines.
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
SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2008
In August 2008, we opened a facility in Jonesboro, Arkansas. In September 2008, we opened a facility in Makati City, Philippines. Management believes that expansion into new geographic regions will enhance service offerings to new and existing customers and position the Company for future growth. These locations were also chosen for their large and talented labor pools from which we can attract and retain qualified employees. The facility in Jonesboro, Arkansas is approximately 55,000 square feet and we occupy approximately 78,000 square feet in the facility in Makati City, Philippines.
In August 2008, we closed our facility in Big Spring, Texas. The closure of our Big Spring, Texas facility was driven by market conditions, namely recruiting challenges in this location, which impacted the profitability of the site and management determined it was in our long-term interest to close the location.
The impact on our results of operations from these developments during the three and nine months ended September 30, 2008 is discussed within Item 2, “Results of Operations — Three Months ended September 30, 2008 and September 30, 2007” and “Results of Operations — Nine Months ended September 30, 2008 and September 30, 2007”.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	Three Months		Three Months		% change Q3
	Ended September 30,	% of	Ended September 30,	% of	2007 to Q3
	2008	Revenue	2007	Revenue	2008
Revenue	$69,056	100.0%	$63,169	100.0%	9.3%
Cost of services	60,761	88.0%	52,853	83.7%	15.0%

Gross profit	8,295	12.0%	10,316	16.3%	-19.6%
Selling, general and administrative expenses	10,205	14.8%	9,693	15.3%	5.3%
Impairment losses and restructuring charges	346	0.5%	1,032	1.6%	-66.5%

Operating loss	(2,256)	-3.3%	(409)	-0.6%	451.6%
Net interest and other (expense) income	(304)	-0.4%	232	0.4%	-231.0%

Loss from continuing operations before income taxes	(2,560)	-3.7%	(177)	-0.2%	1346.3%
Income tax benefit	(1,111)	-1.6%	(548)	-0.8%	102.7%

Net (loss) income from continuing operations	(1,449)	-2.1%	371	0.6%	-490.6%
Loss from discontinued operations, net of tax	(461)	-0.7%	—	0.0%	100.0%

Net (loss) income	$(1,910)	-2.8%	$371	0.6%	-614.8%

Revenue
Revenue increased 9.3% from $63.2 million in the third quarter of 2007 to $69.1 million in the third quarter of 2008. The increase was due primarily to revenue generated at new sites in Victoria, Texas, Mansfield, Ohio and Jonesboro, Arkansas all of which opened during 2008. Revenue generated by these sites totaled $9.6 million during the third quarter of 2008. This increase in revenue was offset by an incremental revenue decrease of $1.9 million as a result of the closure of our Big Spring, Texas location during the third quarter of 2008. In addition, revenue decreased by approximately $3.9 million related to the loss of a client in early 2008. The remaining revenue increase, approximately $2.1 million, was due to improved pricing and an increase in volume on other contracts.
Cost of Services and Gross Profit
Cost of services increased 15.0% from $52.9 million in the third quarter of 2007 to $60.8 million in the third quarter of 2008. The increase was due primarily to the new sites launched during 2008 (Victoria, Texas, Mansfield, Ohio and Jonesboro, Arkansas), which contributed $9.1 million in cost of services during the third quarter of 2008. In addition, the launch of our Makati City, Philippines location late in the third quarter of 2008, contributed approximately $0.6 million in cost of services during the third quarter of 2008. The increase to cost of services from these sites was offset by a decrease of $1.3 million in cost of services related to the closure of our Big Spring, Texas location. These items, in addition to the loss of a client during the first quarter of 2008 and the weakening of the U.S. dollar compared to the Canadian dollar, resulted in a decrease in our gross profit margin to 12.0% in the third quarter of 2008, compared to 16.3% in the third quarter of 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.3% from $9.7 million in the third quarter of 2007 to $10.2 million during the third quarter of 2008, but as a percentage of revenue decreased from 15.3% in 2007 to 14.8% in 2008. Investments in human resources, technology and process improvements, in support of our long-term growth objectives established during 2007 accounted for the increase in selling, general and administrative expenses. We also incurred incremental costs related to facility, human resources and recruiting personnel associated with our new site expansions in Victoria, Texas, Mansfield, Ohio, Jonesboro, Arkansas and Makati City, Philippines and incurred approximately $0.3 million in severance expense related to the departure of our Senior Vice President of Sales.
Impairment Losses and Restructuring Charges
During the quarter ended September 30, 2008, we incurred restructuring charges of approximately $0.3 million related to the closure of our Big Spring, Texas location. We recorded restructuring charges related to lease costs and other expenses related to the facility closure. During the third quarter of 2007, we incurred impairment and restructuring charges of approximately $1.0 million related to the closure of our Hawkesbury, Ontario, Canada location.

Operating Loss
We incurred operating losses of approximately $2.3 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. The increase in the loss was driven by the decrease in gross margin and increase in selling, general and administrative expenses, as discussed previously.
Net Interest and Other (Expense) Income
Net interest and other (expense) was approximately ($0.3) million during the three months ended September 30, 2008 and net interest and other income was approximately $0.2 million during the three months ended September 30, 2007. The primary reason for the change was the recognition of a loss of $0.4 million on Lehman Brothers corporate debt securities that were determined to be other-than-temporarily impaired due to their recent bankruptcy announcement.
Income Tax Benefit
We recorded an income tax benefit of approximately $1.1 million and approximately $0.5 million during the three months ended September 30, 2008 and 2007, respectively. The benefit was a result of our year-to-date net loss positions. The quarterly effective tax rate was larger during the third quarter of 2007, as compared to 2008, due to greater work opportunity credits which increased our income tax benefit.
Loss from Discontinued Operations, net of tax
During the three months ended September 30, 2008, we recorded a loss from discontinued operations, net of tax, of approximately $0.5 million compared to $0 during the same period in 2007. The loss was due to the write-off of the principal on a note receivable related to the sale of our supply chain management services platform in December 2005. Due to the fact that the purchaser failed to make recent interest payments due under the terms of the note, as well as solvency issues with the purchaser, we are uncertain about our ability to collect the principal due on the note. Accordingly, we wrote-off approximately $0.7 million related to the principal, less an associated tax benefit of approximately $0.2 million, during the three months ended September 30, 2008.
Net (Loss) Income
We had a net loss of approximately $1.9 million during the third quarter of 2008 and net income of $0.4 million during the third quarter of 2007. The increase in the net loss was driven primarily by decreased gross margin, the increase in selling, general and administrative expenses, decreased interest and other income and loss from discontinued operations, partially offset by lower restructuring charges and an income tax benefit, as discussed previously.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

					% change
					YTD
	Nine Months		Nine Months		September 30,
	Ended September 30,	% of	Ended September 30,	% of	2007 to
	2008	Revenue	2007	Revenue	2008
Revenue	$199,420	100.0%	$179,648	100.0%	11.0%
Cost of services	173,128	86.8%	151,885	84.5%	14.0%

Gross profit	26,292	13.2%	27,763	15.5%	-5.3%
Selling, general and administrative expenses	30,522	15.3%	28,125	15.7%	8.5%
Impairment losses and restructuring charges	5,954	3.0%	4,050	2.3%	47.0%

Operating loss	(10,184)	-5.1%	(4,412)	-2.5%	130.8%
Net interest and other income	96	0.0%	563	0.3%	-82.9%

Loss from continuing operations before income taxes	(10,088)	-5.1%	(3,849)	-2.2%	162.1%
Income tax benefit	(3,789)	-1.9%	(588)	-0.4%	544.4%

Net loss from continuing operations	(6,299)	-3.2%	(3,261)	-1.8%	93.2%
Loss from discontinued operations, net of tax	(461)	-0.2%	—	0.0%	100.0%

Net loss	$(6,760)	-3.4%	$(3,261)	-1.8%	107.3%

Revenue
Revenue increased 11.0% from $179.6 million during the nine months ended September 30, 2007 to $199.4 million during the nine months ended September 30, 2008. Revenue increased related to the opening of our Victoria, Texas, Mansfield, Ohio and Jonesboro, Arkansas sites which contributed approximately $18.4 million in additional revenue during the nine months ended September 30, 2008. In addition, the re-opening of our Petersburg, Virginia facility which was closed for a portion of 2007 contributed approximately $4.7 million in additional revenue. These increases to revenue were offset by a revenue decrease of approximately $7.2 million due to a lost client and a revenue decrease of $3.3 million due to the closure of the Hawkesbury, Ontario, Canada site in August 2007. The remaining revenue increase was due to improved pricing on certain contracts.
Cost of Services and Gross Profit
Cost of services increased 14.0% from $151.9 million during the nine months ended September 30, 2007 to $173.1 million during the nine months ended September 30, 2008. The increase in cost of services was due in part to $18.3 million in cost of services related to the opening of our new facilities in Victoria, Texas, Mansfield, Ohio and Jonesboro, Arkansas. We incurred additional fixed and variable costs related to the build-out of these facilities including hiring costs, rental costs and other expenses related to the opening of the sites. These factors, as well as the weakening of the U.S. dollar compared to the Canadian dollar during 2008 and the loss of a profitable client, resulted in a reduction of our gross profit margin which declined from 15.5% for the nine months ended September 30, 2007 to 13.2% for the nine months ended September 30, 2008. These decreases to gross profit were partially offset by the improved pricing on certain contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.5% from $28.1 million during the nine months ended September 30, 2007 to $30.5 million during the nine months ended September 30, 2008, but as a percentage of revenue decreased slightly from 15.7% in 2007 to 15.3% in 2008. The dollar increase was due to our investments in human resources, technology and process improvements, in support of our long-term growth objectives established during 2007, as well as incremental costs related to facility, human resources and recruiting personnel for our new sites opened in 2008.
Impairment Losses and Restructuring Charges
Impairment losses and restructuring charges increased from $4.1 million during the nine months ended September 30, 2007 to $6.0 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we incurred impairment charges of $1.4 million related to impairment of property, plant and equipment and restructuring charges of $1.0 million at our Hawkesbury, Ontario, Canada site which closed in August 2007 and $1.7 million related to the write-off of certain capitalized software costs. During the nine months ended September 30, 2008, we incurred approximately $4.1 million in impairment losses and $1.9 million in restructuring charges. A portion of these impairment losses, $1.5 million, related to the impairment of long-lived assets at certain Canadian locations for which the expected future cash flows did not support the carrying value. In addition, we recorded $1.2 million in impairment losses related to the write-off of the remainder of certain capitalized software costs for an enterprise resource planning system, which we intend to replace with a new system to support future growth. We recorded $1.1 million in asset impairment losses and $0.3 million in restructuring charges at our Big Spring, Texas location which closed in August 2008. Finally, we recorded approximately $1.5 million in restructuring charges and $0.3 million in asset impairment losses related to the August 2007 Hawkesbury, Ontario, Canada site closure due to a change in the expectation of our ability to sublease that facility.
Operating Loss
We incurred operating losses of approximately $10.2 million and $4.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the loss was driven by the decrease in gross margin, the increase in selling, general and administrative expenses, and the increase in impairment losses and restructuring charges, discussed previously.
Net Interest and Other Income
Net interest and other income was approximately $0.1 million and $0.6 million during the nine months ended September 30, 2008 and 2007, respectively. The primary reason for the change was the recognition of a loss of $0.4 million on Lehman Brothers corporate debt securities that were determined to be other-than-temporarily impaired due to their recent bankruptcy announcement.

Income Tax Benefit
The year-to-date effective tax rate increased from 15.3% during the nine months ended September 30, 2007 to 37.6% during the nine months ended September 30, 2008. The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration. This was offset by the decreased impact of work opportunity credits during the nine months ended September 30, 2008 compared to the same period in 2007 and the change in the Canadian statutory tax rate during 2008. Effective January 1, 2008, the general corporate income tax rate was reduced from 22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%. The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets.
Loss from Discontinued Operations, net of tax
During the nine months ended September 30, 2008, we recorded a loss from discontinued operations, net of tax, of approximately $0.5 million compared to $0 during the same period in 2007. The loss was due to the write-off of the principal on a note receivable related to the sale of our supply chain management services platform in December 2005. Due to the fact that the purchaser failed to make recent interest payments due under the terms of the note, as well as solvency issues with the purchaser, we are uncertain about our ability to collect the principal due on the note. Accordingly, we wrote-off approximately $0.7 million related to the principal, less an associated tax benefit of approximately $0.2 million, during the nine months ended September 30, 2008.
Net Loss
We incurred net losses of approximately $6.8 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the net loss was driven primarily by decreased gross margin, the increase in selling, general and administrative expenses, increased impairment losses and restructuring charges and loss from discontinued operations, partially offset by an income tax benefit, as discussed previously.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2008, working capital totaled $51.3 million and our current ratio was 2.51:1, compared to working capital of $66.2 million and a current ratio of 3.45:1 at December 31, 2007. We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities and, historically, the payment of dividends. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments on existing debt. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$18,848	$8,271
Investing activities	(22,119)	(20,967)
Financing activities	(2,983)	(4,191)
Effect of foreign exchange rates on cash	(819)	507

Net decrease in cash and cash equivalents	$(7,073)	$(16,380)

Our balance of cash and cash equivalents was $16.0 million at September 30, 2008, compared to a balance of $23.0 million at December 31, 2007.

Operating Activities. Net cash provided by operating activities was $18.8 million for the nine months ended September 30, 2008, an increase of approximately $10.5 million from $8.3 million for the nine months ended September 30, 2007. The increase was due primarily to larger accounts payable and accrued liabilities balances, which increased cash provided by operating activities during the nine months ended September 30, 2008 compared to the same period in 2007 by approximately $6.3 million and $3.7 million, respectively. This was driven by payables for new expenditures and payroll accruals for the new sites in 2008. In addition, cash provided by operating activities increased by approximately $6.0 million for the nine months ended September 30, 2008 compared to the same period in 2007 from greater collections of accounts receivable due to timing of payments. Our accounts receivable balance can change significantly period to period because the majority of our billings occur monthly with large customers, whereby, the timing of collections on those receivables can result in significant fluctuations in our accounts receivable balance. These increases to cash from operating activities were offset by $3.5 million of greater net loss during the period and a $4.0 million increase in deferred tax assets. The increase to deferred tax assets was due primarily to greater depreciation expense, impairment and restructuring charges and stock compensation expense during the nine months ended September 30, 2008 compared to 2007.
Investing Activities. Net cash used in investing activities increased by approximately $1.1 million from $21.0 million during the nine months ended September 30, 2007 to $22.1 million during the nine months ended September 30, 2008. The increase was due to greater purchases of property, plant and equipment, which increased by approximately $12.4 million during the nine months ended September 30, 2008, compared to the same period in 2007. The increase in purchases of property, plant and equipment was due to the investments in the new sites opened during 2008, namely Mansfield, Ohio, Jonesboro, Arkansas and Makati City, Philippines. The increase in cash used in investing activities due to capital expenditures was offset by a decrease in purchases of investments available for sale, net of proceeds, which changed from $10.4 million in net purchases during the nine months ended September 30, 2007 to $0.8 million in net proceeds during the nine months ended September 30, 2008 as we sold investments to pay for our site expansions.
Financing Activities. Net cash used in financing activities decreased by approximately $1.2 million from $4.2 million during the nine months ended September 30, 2007 to $3.0 million during the nine months ended September 30, 2008. The decrease was due primarily to lower principal payments on our borrowings of approximately $1.1 million.
Contractual Obligations. Other than operating leases for certain equipment and real estate, and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described below. The following table presents a summary (in thousands), by period, of the future contractual obligations and payments we have entered into as of September 30, 2008:

	Less Than	One to Three	Three to Five	More Than
	One Year	Years	Years	Five Years	Total
Operating leases (1)	$6,703	$12,739	$7,560	$7,578	$34,580
Capital leases (2)	69	155	119	—	343
Purchase obligations (3)	397	16	—	—	413
Long-term debt (4)	3,538	4,404	—	—	7,942

Total contractual obligations	$10,707	$17,314	$7,679	$7,578	$43,278

(1)	We lease facilities and equipment under various non-cancelable operating leases.

(2)	We lease equipment under certain capital lease agreements.

(3)	Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

(4)	Our outstanding debt obligations as of September 30, 2008 are described below.

Line of Credit
We maintain a $10.0 million secured line of credit with Wells Fargo Bank, N.A. (the “Bank”) which we use to finance regular, short-term operating expenses. The line of credit expires June 30, 2009. Effective June 30, 2008, we entered into the Fifth Amendment to the Credit Agreement (the “amendment”). Under the amendment, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR, when our total tangible net worth is $110 million or greater. If our total tangible net worth is less than $110 million, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 0.75% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.75% above LIBOR. The interest rate on this facility was 4.0% as of September 30, 2008. Under the amendment, at the end of each fiscal quarter, we must maintain a tangible net worth of $105 million plus 25% of net income (only if positive) for each fiscal quarter, beginning with the first quarter of 2008. We also must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10 million measured at the end of each fiscal quarter. In connection with the amendment, we also granted the Bank a security interest in all of our accounts receivable, other rights to payment and general intangibles, including those of our subsidiary, StarTek USA, Inc. There was no balance outstanding on this line of credit as of September 30, 2008.
Canadian Dollar Secured Equipment Loan
On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc. These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities. Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $0.225 million until maturity on November 20, 2010, which reflects an implicit annual interest rate of 5.77%. We may elect to prepay amounts due under this loan, provided that we give Wells Fargo Equipment Finance Company, Inc. at least 30 days written notice and that we pay a prepayment premium, as stipulated in the loan agreement. As of September 30, 2008, approximately $5.1 million U.S. dollars were outstanding under this loan.
Secured Promissory Note
On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc. The loan will be repaid with interest in 48 monthly installments of $0.115 million until maturity on November 30, 2010. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities. The borrowings may be repaid early without penalty. The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd. Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe. As of September 30, 2008, approximately $2.8 million was outstanding under this note.
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
Our business currently has a high concentration of a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 4 “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements”, of this Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2008.
As of September 30, 2008, we had approximately $5.5 million invested in commercial paper and approximately $14.7 million invested in corporate debt securities. There is a risk that if those companies in which we are invested suffer due to economic conditions or other reasons, we could realize losses on these investments which could impact our liquidity. During the three months ended September 30, 2008 we recorded $0.4 million in impairment charges related to Lehman Brothers corporate debt securities. We do not currently consider any other declines in fair value to be other-than-temporary.

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
Recently Adopted Accounting Pronouncements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted those provisions related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We will adopt the provisions of SFAS No. 157 related to other nonfinancial assets and liabilities prospectively for our fiscal year beginning January 1, 2009. The adoption of SFAS No. 157 had no impact on our Condensed Consolidated Financial Statements as of September 30, 2008; however, we have provided additional disclosures in accordance with this statement included in Note 5, “Fair Value of Financial Instruments” to our Condensed Consolidated Financial Statements.
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
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 had no impact on our Condensed Consolidated Financial Statements as of September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We are exposed to interest rate risk with respect to our cash and cash equivalents, investments and debt obligations. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. At September 30, 2008, investments available for sale consisted of corporate debt securities. Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase. Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from future investments. In addition, our investments in corporate debt securities and commercial paper could be adversely affected by declines in the economic condition of those companies in which we are invested.
Foreign Currency Exchange Risks
Our Canadian subsidiary’s functional currency is the Canadian dollar, which is used to pay labor and other operating costs in Canada. If an arrangement provides for us to receive payments in a foreign currency, revenue realized from such an arrangement may be lower if the value of such foreign currency declines. Similarly, if an arrangement provides for us to make payments in a foreign currency, cost of services and operating expenses for such an arrangement may be higher if the value of such foreign currency increases. Approximately 30.2% of our operating expenses, excluding impairment losses and restructuring charges, in the third quarter of 2008 were incurred by our Canadian operations. A portion of our Canadian operations generate revenues denominated in U.S. dollars. To hedge our exposure to fluctuations in the Canadian dollar relative to the U.S. dollar we enter into forward purchase contracts. During the third quarter of 2008, we entered into forward contracts for $18.3 million Canadian dollars to hedge our foreign currency risk with respect to these labor costs. As of September 30, 2008, we had approximately $0.9 million in derivative liabilities and related tax benefit of approximately $0.3 million which is expected to settle within the next twelve months. As of September 30, 2008, we had contracted to purchase $22.2 million Canadian dollars to be delivered periodically through March 2009 at a purchase price of $22.2 million.
During the three months ended September 30, 2008, we opened a facility in Makati City, Philippines. As of September 30, 2008, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.
During the three and nine months ended September 30, 2008, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2007, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
ITEM 1. LEGAL PROCEEDINGS
In our Annual Report on Form 10-K filed February 29, 2008 and our Quarterly Reports on Form 10-Q filed May 5, 2008 and August 11, 2008, we described two pending litigation matters: West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005. There have been no significant changes in these legal proceedings since our previous report.
We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K, except for the modifications reflected in Item 1A. “Risk Factors” appearing in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and in the risk factors listed below.
We face risks inherent in conducting business outside of North America.
Our operations in Canada accounted for 39.1%, 43.7% and 41.6% of our revenue in 2007, 2006 and 2005, respectively. We have also opened a new facility in the Philippines. There are risks inherent in conducting business internationally, including competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets. This may give these firms an advantage regarding labor and material costs. Other risks inherent in conducting business internationally include potentially longer working capital cycles, unexpected changes in foreign government programs, policies, regulatory requirements, and labor laws, and difficulties in staffing and effectively managing foreign operations. Our current or potential new clients may be reluctant to have us provide services to them from a location outside of North America. One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations; it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.
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

We currently have three debt facilities in place, with approximately $7.9 million in debt outstanding as of September 30, 2008. One of these facilities, a $10.0 million line of credit, is scheduled to expire in June 2009 (See footnote (4) in “Contractual Obligations” section of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources “). If we are unable to renew this line of credit or are unable to secure alternative sources of capital funding under satisfactory terms, we may be unable to meet short-term cash needs required for operations or growth opportunities.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business. Over 95% of our revenue in 2007 was concentrated in the telecommunications industry. Our business and growth is largely dependent on continued demand for our services from clients in this industry, and other industries that we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries that we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition. A general and continuing economic downturn in other industries may result in excess capacity of contact center services in those industries attracting clients in the telecommunications industry or in other industries that we target. If this happens, it could adversely affect our business, results of operations, growth prospects, and financial condition.

We may not collect on a $740 thousand note receivable due from the purchasers of our Supply Chain Management Services platform.

On December 16, 2005, we sold our Supply Chain Management Services platform. In connection with the transaction, we accepted a 5-year unsecured $740 thousand note. The terms of the note call for the buyer to make quarterly interest payments to us at a fixed rate of 7% per annum for the first two years of the note. Thereafter, the buyer must pay us interest plus set principal amounts, in accordance with the terms of the note, with the entire balance due on or before December 16, 2010. The buyer of the Supply Chain Management Services platform is a startup company that commenced operations at the time of the purchase. Management actively monitors activity related to this note receivable and regularly assesses the collectibility of the principal and interest payments due. The buyer has fallen behind in interest payments, amounting to approximately $52 thousand, and management believes the buyer will miss the first principal payment of $185 thousand due in December 2008 with the way the note is currently structured. As a result, a reserve has been created for uncollectible amounts of this note receivable. We intend to work with the buyer to restructure the note. However, given the uncertainty about our ability to collect on the note receivable, we recorded a reserve for the entire principal balance, which was recorded as a loss from discontinued operations, and we also wrote-off the past due interest payments during the three months ended September 30, 2008.

ITEM 6. EXHIBITS
An Index of Exhibits follows the signature pages of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(REGISTRANT)

By:	/s/ A. LAURENCE JONES A. Laurence Jones	Date: October 31, 2008
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM David G. Durham	Date: October 31, 2008
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated Herein by Reference
Exhibit		Description	Form	Exhibit	Filing Date

3.1		Restated Certificate of Incorporation of the Company.	S-1	3.1	1/29/1997

3.2		Restated Bylaws of the Company.	8-K	3.2	8/2/2007

3.3		Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4		Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1		Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1	*	Amended 2008 Sales Commission Plan.

10.2	†	Transition Agreement between StarTek, Inc. and Mr. Michael Griffith effective September 30, 2008.	8-K	10.1	9/30/2008

10.3	&	Amendment 20070105.006.S.007.A.001 effective July 14, 2008 between StarTek, Inc. and AT&T Crop.	10-Q	10.17	8/11/2008

10.4	&	General Agreement Order 20070105.006.S.012 effective July 10, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.22	8/11/2008

31.1	*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.