Form 10-K
period 2008-12-31
STARTEK INC
filed 2009-03-03
CIK 1031029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

As of February 15, 2009, 14,813,912 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2008, was $61.5 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2009 annual meeting of stockholders.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

•                  certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements.  All forward-looking statements herein speak only as of the date hereof, and we undertake no obligation to update any such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations include, but are not limited to those items set forth in Item 1A. “Risk Factors” appearing in this Form 10-K.

Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries.  Financial information in this report is presented in U.S. dollars.

Part I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

StarTek is a provider of business process outsourcing services to the communications industry.  We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience.  Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical and product support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) the Philippines (“Offshore”).  As of December 31, 2008, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our six facilities in Canada; and our Offshore segment included the operations of our facility in Makati City, Philippines.  Financial information for each of our reportable segments for the last three fiscal years is included in Note 14, “Segment Information,” to our Consolidated Financial Statements, which are included in Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.

Our business is providing high-end Customer Service Offerings through the effective deployment of People and Technology.

Customer Service Offerings

We provide our clients with an outsourced customer care service offering so that they may focus on their core business and preserve capital.  Our service offering includes customer care, sales support, complex order processing, accounts receivable management, technical and product support and other industry-specific processes.  We are well positioned to help our clients implement the convergence of product lines, including wire-line, wireless, cable and broadband and high technical consumer products.  Under each service offering, we deliver a transparent extension of our clients’ brands.

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

Technical and Product Support.  Our technical and product support service offering provides our clients’ customers with high-end technical support services by telephone, e-mail, facsimile and the internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer’s purchase of a product or service, or by a customer’s need for ongoing technical assistance.

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

Provisioning and Complex Order Processing.  Our complex order processing services provide our clients with large scale project management and direct relationship management for our clients’ large enterprise customers.  This service includes order management and technical sales support for high-end communications services, such as wire-line, wireless, data and customer premise equipment. In addition, we process order fallout from our clients’ automated systems, complete billing review and revenue recovery, and perform quality assurance.  Our services enable a client to provide large scale project management and customer relations services to their customers in a more efficient and cost-effective way.

Receivables Management.  We provide billing, credit card support and first party collections through our receivables management services.  These services allow our clients to reduce the risk of non-payment by automatically transferring the calls made by delinquent customers to us, at which point our representatives encourage the customers to pay their bill in order to continue to receive service. Customers may bring their bill current through credit or debit card payments, electronic checks or money orders. This service allows us to help our clients reduce their number of days sales outstanding and bad debt write-offs.

Other.  We provide other industry-specific processes including technical support, phone number portability and directory management.  We provide number portability services to facilitate the process when our clients’ customers wish to keep their phone number when changing service providers.  Our phone number portability services, which include both automated and live agent interaction, facilitate pre-port validation, data collection, automatic processing of port-out/in requests, direct and automated interface with the service order activation platform, fallout management tool and port request tracking and archiving.  We also provide 411 directory listing management services.

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

Technology

Our ability to deliver exceptional service to our clients is enhanced by our technology infrastructure, agent performance tools, analytics, self service applications and technology professional services.  Our technology support services included hosted IT infrastructure and application services encompassing interactive voice response (IVR), virtual queuing, IP-PBX, eWorkforce management, quality assurance monitoring, disposition tolls, business intelligence reporting and eServices, including our e-mail, chat and knowledge base capabilities.  Through our technology, we are able to rapidly respond to ever-changing client demands in a tailored, yet cost-effective and efficient manner. We are capable of handling large call volumes at each of our contact centers through our reliable and scalable contact center solutions.  We staff our IT personnel such that we can support our infrastructure and still have the capability to design programs to meet the specific needs of our clients.

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

KEY COMPETITIVE DIFFERENTIATORS

We offer a variety of customer management solutions that provide front to back-office capabilities utilizing the StarTek Choice delivery platform. StarTek Choice includes onshore, near shore, offshore, and StarTek@Home sourcing alternatives. We also offer multi-channel interactions across voice, chat, email, and IVR channels.  Our solution configuration is aligned with our clients’ unique requirements.  We are flexible in designing solutions around our clients’ strategic goals, and we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology. We believe that we are differentiated by our flexibility, people, quality, execution and results.

Flexibility.  We believe that we provide high quality business process outsourcing (BPO) solutions, and we leverage our expertise in working with our clients to design solutions around their goals. We offer customer management solutions that help our clients manage customer relationships across the customer lifecycle to improve the customer experience, retention, and sales, and reduce the total cost of customer management. We are able to achieve these results through our people, applied technology, dedication to continuous improvement, and integrated North American, offshore and home agent delivery platform.

People. Our people are the key to our success. We possess a unique culture where people are dedicated to serving our clients and their customers.  Whether it be an at home agent or call center representative, we use a screening process to ensure people will have the right skills and attitude to thrive in our culture. We offer blended classroom and eLearning training, knowledge management systems, and other desktop tools to ensure that our representatives are fully equipped to deliver an outstanding customer experience.

Quality.  Quality delivery is the driving force behind our culture. We are consistently ranked highly by our clients, but just as importantly, ranked highly by our clients’ customers. We are a catalyst enabling our clients to earn the JD Power and other coveted industry quality awards.

Execution.  Our clients’ customer strategies are the driving force behind our solutions and their delivery. Our experienced management team brings together a well-trained, productive workforce, equipped with the right tools and technology. Our program managers find ways to optimize the effectiveness and efficiency of the delivery of our solutions to achieve our clients’ goals.

Results.  We manage customer relationships to increase loyalty and profitability. Loyal customers purchase more frequently, provide higher revenues per purchase, acquire multiple products or services, refer our clients to others, and continue to purchase from our clients over long periods of time. Our solutions derive more benefits from customer interactions by delivering increased customer satisfaction and revenue, which in turn leads to a higher return on our client’s customer investment.

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

•                  add new clients and continue to diversify our client base,

•                  improve the profitability of our business through operational improvements and securing higher margin business,

•                  expand on our delivery platform to broaden our service offerings and

•                  make prudent acquisitions to expand our business scale and service offerings.

During 2008, we executed on our strategy by launching three new U.S. sites and expanding our geographic presence by opening our first offshore operation in the Philippines.  We positioned ourselves for improved profitability by announcing the closure of three non-performing sites.  We also added two new clients, launched a number of new programs with existing clients and made significant investments in new systems, home agents and employee programs.

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

While our business is not generally seasonal, it does fluctuate quarterly based on our clients’ product offerings as well as their customer interaction volume.  See Item 1A. “Risk Factors,” for a more complete description of the seasonality of our business.

INDUSTRY

According to a June 2008 report published by IDC, a leading provider of industry research and market intelligence,  the customer interaction segment of business process outsourcing is a $55 billion market and is expected to grow at an 11.5% compound annual growth rate through 2012.  The communication and technology market comprises 41% of the total market and is expected to grow at a 13% compound annual growth rate through 2012.  The study also shows that offshore migration is accelerating, primarily to Latin America and the Philippines, which, combined, currently accounts for 15% of the market and is expected to account for 24% of the market by 2012.  Currently, the U.S. and EMEA are the largest markets with 45% and 28% market share respectively, which is expected to decrease to 35% and 26% by 2012.

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

COMPETITION

We believe that our competitive differentiators are our flexibility, people, quality, execution and results.  We compete with a number of companies that provide similar services on an outsourced basis, including technical support and customer care companies such as APAC Customer Services, Inc.; Teleperformance; Convergys Corporation; NCO Group; Aegis PeopleSupport; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc.; ICT Group, Inc. and West Corporation.  We compete with the aforementioned companies for new business, for expansion of existing business, and within the companies we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer agents, number of product offerings, and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our flexibility and ability to react quickly and efficiently to integrate client technology into our contact centers.  We believe our success is contingent more on our quality of service than our overall size.  We also compete with in-house process outsourcing operations of our current and potential clients.  Such in-house operations include customer care, technical support, internet operations and e-commerce support.  As noted in our industry discussion, it is believed that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the U.S. Accordingly, our strategic objectives include expanding our geographic platform so that we may compete with those companies who have devoted significant time and money to operating offshore.

CLIENTS

As mentioned previously, we seek to become the expert provider of outsourced customer care and related services for the communications industry and believe that we possess expertise in servicing clients within that industry.  Accordingly, more than 95% of our revenue is derived from customers within that industry.  Our two largest customers, AT&T Inc. (formerly Cingular Wireless, LLC and AT&T Corporation) and T-Mobile (a subsidiary of Deutsche Telekom), account for a significant percentage of our revenue. In 2008, AT&T Inc. accounted for 54.9.% of our revenue and T-Mobile accounted for 26.7% of our revenue.  In 2007, AT&T Inc. accounted for 50.4% of our revenue and T-Mobile accounted for 21.8% of our revenue.  In 2006, AT&T Inc. accounted for 52.7% and T-Mobile accounted for 21.2% of our revenue. While we believe that we have good relationships with these clients, a loss of one or more of these principal clients could adversely affect our business and our results of operations (see Item 1A. “Risk Factors”).

GOVERNMENT AND ENVIRONMENTAL REGULATION

We are subject to numerous federal, state, and local laws in the states and territories in which we operate, including tax, environmental and other laws that govern the way we conduct our business.  There are risks inherent in conducting business internationally, including significant changes in domestic government programs, policies, regulatory requirements, and taxation with respect to foreign operations, potentially longer working capital cycles, unexpected changes in foreign government programs, policies, regulatory requirements and labor laws, and difficulties in staffing and effectively managing foreign operations.

EMPLOYEES AND TRAINING

Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly employees during peak periods is critical to our ability to provide high quality outsourced services.  Competition for labor is with firms offering similar paying jobs in the communities in which we are located, which includes other contact centers.  During 2008, we experienced difficulties hiring and retaining agents as we faced economic pressures in and around certain of our site locations.  Refer to Item 1A. “Risk Factors” for further discussion of risks surrounding our ability to recruit and retain personnel.

As of December 31, 2008, we employed approximately 9,500 employees. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2008.

CORPORATE INFORMATION

We were founded in 1987 and on June 19, 1997, we completed an initial public offering of our common stock.  We conduct our business through our wholly owned operating subsidiaries, StarTek USA, Inc., StarTek Canada Services, Ltd and StarTek International, Limited.  We are a Delaware corporation headquartered in Denver, Colorado. Our principal executive offices are located at 44 Cook Street, 4th Floor, Denver, Colorado 80206. Our telephone number is (303) 262-4500. Our website address is www.startek.com.   Our stock currently trades on the New York Stock Exchange under the symbol SRT.

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

ITEM 1A.  RISK FACTORS

Continuing unfavorable economic conditions could have a material adverse effect on our results of operations and financial condition.

The current economic downturn and disruptions in the capital and credit markets in the U.S. and world economies have reduced consumer spending and reduced spending by businesses.  Since our revenue is largely concentrated in the telecommunications industry, and the majority of our business involves technical support and customer care services initiated by our clients’ customers, our revenue is dependent on the amount of telecommunications products and services demanded by our clients’ customers.  Consequently, a general reduction in consumer demand for such products and services due to the recession in the domestic and international economies could reduce the demand for our services and have a material adverse effect on our results of operations.

In addition, our existing clients and a number of clients we are currently targeting have been decreasing the number of firms they rely on to outsource their business process outsourced services.  Due to financial uncertainties and the potential reduction in demand for our clients’ products and services, our clients and prospective clients may decide to further consolidate the number of firms on which they rely for their business process outsourced services to reduce costs.  Under these circumstances, our clients may cancel current contracts with us, or we may fail to attract new clients, which will adversely affect our financial condition.  If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

If we are unable to renew or replace sources of capital funding on satisfactory terms, potential growth and results of operations may suffer.

We currently have three debt facilities in place, with approximately $6.8 million in debt outstanding as of December 31, 2008.  One of these facilities, a $10.0 million line of credit, is scheduled to expire in June 2009 (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations”).  The other debt facilities mature over differing periods through 2010.  If we are unable to renew the $10.0 million line of credit or other facilities or are unable to secure alternative sources of capital funding under satisfactory terms, or at all, we may be unable to meet short-term cash needs required for operations or growth opportunities.  This may adversely impact our financial results.  In addition, if we do not meet the debt covenant requirements under the line of credit, we could face adverse effects on our financial statements, including payments for waivers or higher interest rate obligations.  We believe we will obtain financing to replace or extend this line of credit that will allow us to meet our short-term cash needs.  However, the current poor conditions of the U.S. credit markets may adversely impact our ability to obtain financing.

If the value of our portfolio of investment securities declines, our results of operations will suffer.

Approximately 5.7%, 10.5%, and 3.8% of our total assets as of December 31, 2008, 2007 and 2006, respectively, consisted of investment securities. During 2008, we made investments in corporate debt. We periodically review investments available for sale for other-than-temporary declines in fair value and write down investments to their fair value when such a decline occurs.  During the year ended December 31, 2008, we recognized a loss totaling $0.5 million (representing the entire basis amount) on a Lehman Brothers corporate debt security that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.  We do not consider the remainder of our investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a market price recovery or maturity.  We did not record any other-than-temporary impairments for the years ended December 31, 2007 or 2006.  Future adverse changes in market conditions, or poor operating results of companies in which we have invested, could result in losses. Moreover, we implemented a more conservative investment policy in late 2006, and the resulting lower returns may adversely impact our financial results.

Over 70% of our revenue in the past several years (over 80% in 2008) has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2008	2007	2006
AT&T Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	54.9%	50.4%	52.7%
T-Mobile, a subsidiary of Deutsche Telekom	26.7%	21.8%	21.2%

The loss of a principal client, a material reduction in the amount of business we receive from a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below.  Our work for AT&T Inc. (AT&T) is covered by several contracts for a variety of different lines of AT&T business, some of these contracts expire in 2009 and others in 2010.  For example, we entered into a contract covering certain customer care services with AT&T Mobility LLC, a wholly-owned subsidiary of AT&T, in May 2008 that expires in April 2010.  Previously, in December 2006, we entered into another contract covering certain business care services that has been extended through March 31, 2009 while the parties negotiate a new agreement for such services.  We entered into a services agreement and statement of work with T-Mobile (the “T-Mobile Contract”) for the provision of certain call center services, each having an initial term expiring September 30, 2009, that automatically renews from year-to-year, subject to non-renewal by either party.

We are working diligently to complete negotiation of the new agreements for business care services and other lines of business for which individual statements of work expire in 2009, and we expect to renew each of them in due course.  However, if we fail to do so or if any are not renewed, it would have a material adverse effect on our business, results of operations, and financial condition.

The future revenue we generate from our principal clients may decline or grow at a slower rate than expected or than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition.  For example, there are no guarantees of volume under the current contract with AT&T.  In addition, that contract with AT&T provides for a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains will be necessary to offset the negative impact that lower per-minute revenue at higher volume levels will have on our margins in future periods.

We are currently carrying a significant amount of net operating loss carry forwards for tax purposes.  If we are not able to generate sufficient future taxable income to offset these losses, our financial results may be adversely affected.

As of December 31, 2008, we had gross federal net operating loss carry forwards of approximately $10.0 million.  These carry forwards can be used to offset future taxable income and expire in 2028.  We have not recorded a valuation allowance related to the net operating loss carry forwards and other temporary items as management believes it is more likely than not that we will be able to use the benefit to reduce future tax liabilities.  We believe it is “more likely than not” based upon our current estimates of future taxable income that the deferred tax assets will be realized.  A valuation allowance may be required if we are unable to generate future taxable income.  A tax valuation allowance could have a significant negative impact on future earnings.

Our client base is concentrated in the communications industry, which has recently experienced consolidation trends.  As our clients’ businesses change as a result of merger and acquisition activity, there is no guarantee that the newly formed companies will continue to use our services.

Consolidation in the communications industry may decrease the potential number of buyers for our services. Likewise, there is no guarantee that the acquirer of one of our clients will continue to use our services after the consolidation is completed.  We are particularly vulnerable on this issue given the relatively few significant clients we currently serve and the concentration of these clients in the telecommunications industry. For example, in late 2006, our client, AT&T. acquired another of our clients, Cingular Wireless, LLC (now, AT&T Mobility, LLC), thereby further concentrating our revenue base.  There can be no assurance that AT&T Mobility, LLC, AT&T., or other subsidiaries of AT&T. will continue to use our services in the future.  If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations would be adversely affected.  We expect to negotiate renewals of our contracts in due course; however, if any of such contracts or any order under such a contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business.  Over 95% of our revenue in 2008 was concentrated in the telecommunications industry. Our business and growth is largely dependent on continued demand for our services from clients in this industry, and other industries that we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries that we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.  A general and continuing economic downturn in other industries may result in excess capacity of contact center services in those industries attracting clients in the telecommunications industry or in other industries that we target. If this happens, it could adversely affect our business, results of operations, growth prospects, and financial condition.

We have experienced significant management turnover and need to retain key management personnel.

On January 5, 2007, A. Laurence Jones was appointed President, Chief Executive Officer and Interim Chief Financial Officer as a successor to our former Chief Executive Officer, Steven D. Butler.  On September 10, 2007, we hired David G. Durham as our Executive Vice President, Treasurer and Chief Financial Officer.  We filled several other key management positions during 2007 and eliminated the position of Chief Information Officer (“CIO”) by integrating the functions managed by the CIO with finance and operations.  During 2008, we eliminated the position of Chief Operating Officer (“COO”) and lost the services of the incumbent Senior Vice President, Sales, a position we are actively seeking to fill.  High turnover of senior management can adversely impact our stock price, our results of operations and our client relationships, and may make recruiting for future management positions more difficult.  In some cases, we may be required to pay significant amounts of severance to terminated management employees.  In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.  Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. During 2008, we continued to experience a high rate of employee turnover, which, in turn, requires significant recruiting and training costs. Such turnover adversely affects our operating efficiency, productivity and ability to fully respond to client demand, thereby adversely impacting our results of operations.   Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers, but also with other similar-paying jobs, including retail, oil and gas industry labor, food service, etc.  As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations.  Further increases in employee turnover or failure to effectively address and remedy these high attrition rates would have an adverse effect on our results of operations and financial condition.

The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly if we undertake new client relationships in industries in which we have not previously provided services. Because a substantial portion of our operating expenses consists of labor-related costs, labor shortages or increases in wages (including minimum wages as mandated by the U.S. and Canadian federal governments, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer. In the past, some of our Canadian employees have attempted to organize a labor union and economic and legislative changes in the U.S. may encourage organizing efforts in the future which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our operating costs may increase as a result of higher labor costs.

During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2008, the local economies in some of the locations in which we operate experienced growth, which caused us to increase labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive.  Effective July 2008, the U.S. federal minimum wage was increased, with additional increases expected in July 2009.  The minimum wage applicable to most of our operations in Canada is rising even more dramatically than in the U.S.  Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease.  In the past, some of our Canadian employees have attempted to organize a labor union and economic and legislative changes in the U.S. may encourage organizing efforts in the future, which if successful could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

We may need to add specialized sales personnel in order to grow our business.  We may have difficulty recruiting candidates for these positions.

Our future growth depends on our ability to initiate, develop and maintain new client relationships, as well as our ability to maintain relationships with our existing principal clients. To generate opportunities for new business from existing clients, as well as obtain new clients, we may need to hire specialized sales and marketing staff to introduce new products and services.  If we are unable to hire sales people with the specialized skills and knowledge needed to attract new business, or if we are not able to develop new products and services, we will not be able to diversify our revenue base and thereby reduce our reliance on our significant customers.

We face considerable pricing pressure in our business, and if we are not able to continually increase productivity, our gross margins and results of operations may be adversely affected.

Our strategy depends in part on our ability to increase productivity.  We face significant price pressure arising from our clients’ desire to decrease their operating costs, and from other competitors operating in our targeted markets. Price pressure may be more pronounced during periods of economic uncertainty. In addition, our contract with our largest customer currently contains a tiered pricing structure, under which pricing declines as service volumes increase, creating increased pricing pressures in future years. Accordingly, our ability to maintain our operating margins depends on our ability to improve productivity and reduce operating costs. If we are not able to achieve sufficient improvements in productivity to adequately compensate for potential price decreases, our results of operations may be adversely affected.

Our operating results may be adversely affected if we are unable to maximize our facilities capacity utilization.

Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. We have experienced, and in the future may experience, periods of idle capacity from opening new facilities where forecasted volume levels do not materialize. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business because we generally do not have the ability to require a client to enter into a long-term contract, or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. Any such closures may result in lease termination costs, severance costs or impairment charges.  There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

We and some of our former management employees are the subject of a class action lawsuit.  The defense and ultimate outcome of these allegations could negatively affect our future operating results.

We and six of our former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005.  Those actions have been consolidated by the federal court.  The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”).  The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated.  The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation.  On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety.

On March 28, 2008, the motion was denied with respect to the claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, except the claim under Section 20(a) of the Securities Exchange Act of 1934 was dismissed against two of the individual defendants.  On the same date, the motion was granted with respect to the claims under Sections 11 and 15 of the Securities Act of 1933 without prejudice to plaintiffs filing an amended complaint with respect to such claims.  On May 19, 2008, the plaintiffs filed an amended complaint.  On June 5, 2008, we and the individual defendants moved the court to dismiss the amended complaint in its entirety.  On November 6, 2008, the motion was granted with respect to certain claims relating to representations regarding the Company’s supply-chain management business, but was denied as to all other claims.    We believe we have valid defenses to the claims and intend to defend the litigation vigorously.

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

In substantially all of our client relationships, we generate revenue based on the amount of products and services demanded by our clients’ customers.  The amount of our revenue also depends on the number and duration of customer inquiries.  Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services.  In addition, if the reliability of our customers’ products or services increases as a result of technological improvements, the volume of calls that we service may be reduced.  If customer interest in or increased reliability of any products or services offered by our clients and for which we provide outsourced services result in reduced service volumes, our revenue would be diminished.  We utilize forecasts made by our clients based on demand from their customers.  If the actual call volumes are materially different than the forecasted volumes, our financial results could be adversely affected.

In 2008, we expanded our capacity to include four new facilities, in each of Victoria, Texas, Mansfield, Ohio, Jonesboro, Arkansas, and Makati City, Philippines.   As business associated with these additional facilities ramped, we experienced excess capacity and incurred additional costs as we worked towards bringing these facilities to normal operational levels.  In 2008, we announced that we would be closing our sites in Petersburg, Virginia and Regina, Saskatchewan, as part of our efforts to achieve site optimization at all of our locations, and in Big Spring, Texas, due primarily to recruiting challenges in these locations.  If client demand declines due to economic conditions, or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.

We enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients; however these contracts generally permit termination upon 30 to 90 days notice by our clients; do not designate us as our clients’ exclusive outsourced services provider; do not penalize our clients for early termination; hold us responsible for work performed that does not meet pre-defined specifications; and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel contracts we have with them, which may adversely affect our results.  In addition, some contracts with our two largest clients either expire in 2009 or are currently under negotiation for renewal, and we cannot guarantee that they will be extended or renewed.  If a principal client cancelled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients’ customers, as described above, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient, or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us, which would have an adverse effect on our revenue, results of operations, and overall financial condition.

Our existing and potential clients are currently decreasing the number of vendors they are using to outsource their business process services.  If we lose more business than we gain as a result of this vendor consolidation, our business and results of operations will be adversely affected.

Our existing clients and a number of clients we are currently targeting have been decreasing the number of firms they rely on to outsource their business process outsourced services. We believe these clients are taking this action in order to increase accountability and decrease their costs, and under current economic conditions, there is an increased risk that our clients will outsource their business process outsourced services to even fewer firms to further reduce costs. If this consolidation results in us losing one or more of our clients, our business and results of operations will be adversely affected. In addition, this consolidation could make it more difficult for us to secure new clients, which could limit our growth opportunities.

If we do not effectively manage our growth or control costs related to growth, our results of operations will suffer.

We intend to grow our business by increasing the number of services we provide to existing clients, by expanding our overall client base and, in the future, through merger and acquisition activity. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth we would be required to open additional facilities, expand and improve our information systems and procedures, and hire, train, motivate, and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures, and personnel may not be adequate to support our future operations. Further, we may not be able to maintain or accelerate our current growth, effectively manage our expanding operations, or achieve planned growth on a timely and profitable basis. During recent years, we incurred costs related to excess capacity as we opened new facilities in anticipation of volume levels that did not materialize.  As a result, our operating profits declined, and our stock price was adversely impacted.  If we are unable to manage our growth efficiently, or if growth does not occur, our business, results of operations, and financial condition could suffer.

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

We anticipate that competition from low-cost, offshore providers of outsourced services will continue to increase in the future and that such providers will remain an important competitive threat. A number of our competitors have, or may develop, greater name recognition or financial and other resources than we have. In addition, new competitors with greater name recognition and resources may decide to enter the markets in which we operate. Some competitors may offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services. Competitive pressure from current or future competitors could also result in substantial price erosion, as discussed below, which could adversely affect our revenue, margins, and financial condition.

Our operations in Canada and the Philippines subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. For the smaller portion of our business that we conduct in the Philippines, we are exposed to market risk from changes in the value of the Philippine peso.  Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, yet the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars or Philippine pesos, as applicable.  Therefore, the fluctuations in the U.S. dollar to the Canadian dollar or Philippine peso exchange rates can cause significant fluctuations in our results of operations.  During 2008, 2007 and 2006, we engaged in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar.  During 2008, we did not enter into hedging agreements for the Philippine peso.  We intend to participate in hedging activities in 2009 as it relates to the Canadian dollar and the Philippine peso. However, currency hedges do not, and will not, eliminate our exposure to fluctuations in the currencies.  Increases in the value of the Canadian dollar or the Philippine peso, or currencies in other foreign markets in which we may operate, in relation to the value of the U.S. dollar, would further increase our costs and adversely affect our results of operations.

We face risks inherent in conducting business outside of North America.

Our operations in Canada accounted for 33.4%, 39.1%, and 41.6%, of our revenue in 2008, 2007, and 2006, respectively.  We have also opened a new facility in the Philippines. There are risks inherent in conducting business internationally, including competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets.  This may give these firms an advantage regarding labor and material costs.  Other risks inherent in conducting business internationally include significant changes in domestic government programs, policies, regulatory requirements, and taxation with respect to foreign operations, potentially longer working capital cycles, unexpected changes in foreign government programs, policies, regulatory requirements and labor laws, and difficulties in staffing and effectively managing foreign operations.  Our current or potential new clients may be reluctant to have us provide services to them from a location outside of North America. One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations, it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.

Various other risk factors described in this Annual Report on Form 10-K may be exacerbated with regard to international operations, especially in countries where we do not have well-established operations.  Such risks include those related to the need to retain key management personnel, the inability to hire and retain qualified employees, increases in operating costs, facility capacity utilization, management of growth and costs related to growth, geopolitical military conditions, interruptions to our business, and the quality and cost of telephone and data services infrastructure.

Our lack of a significant international presence outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

Although we currently conduct operations in Canada and have begun operations in the Philippines, we do not have a significant international presence. Our lack of significant international operations outside of North America could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. Our lack of a significant international presence outside of North America may also limit our ability to gain new clients who may require business process service providers to have this flexibility.

The movement of business process outsourcing services to other countries has been extensively reported in the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the U.S.. Accordingly, unless and until we develop significant international operations outside of North America, we may be competitively disadvantaged compared to a number of our competitors who have already devoted significant time and money to operating offshore.

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

A. Emmet Stephenson, Jr., one of our co-founders, owned approximately 19.7% of our outstanding common stock as of February 15, 2009. Mr. Stephenson’s spouse also owns shares of our common stock. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson’s hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $2.05 to a high of $9.68 during 2008.

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

We have experienced, and expect to continue to experience, quarterly variations in revenue and operating results, as a result of a variety of factors, many of which are outside our control.  These factors include, changes in the amount and growth rate of revenue generated from our principal clients; the timing of receipt of payments from our clients; the timing of existing and future client product launches or service offerings; unanticipated volume fluctuations; expiration or termination of client projects; timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; and the seasonal nature of some clients’ businesses.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2008, we owned or leased the following facilities, containing in aggregate approximately 1.1 million square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Big Spring, Texas	1999	30,000	Leased (b)
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased
Denver, Colorado	2004	23,000	Leased (a)
Petersburg, Virginia	2005	39,600	Leased (c)
Victoria, Texas	2008	54,100	Leased
Mansfield, Ohio	2008	31,000	Leased
Jonesboro, Arkansas	2008	65,400	Leased
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Kingston, Ontario	2001	20,000	Leased
Cornwall, Ontario	2001	73,800	Leased
Regina, Saskatchewan	2003	62,000	Leased
Sarnia, Ontario	2003	37,200	Leased
Thunder Bay, Ontario	2006	33,000	Leased
Hawkesbury, Ontario	2006	41,000	Leased (d)
Philippine Facility
Makati City, Philippines	2008	78,000	Leased

(a)  Company headquarters, which houses executive and administrative employees.

(b)  Our Big Spring facility ceased operations in August 2008.  We bought-out the remainder of this lease in February 2009.

(c)  Our Petersburg facility ceased operations in December 2008.

(d)  Our Hawkesbury, Ontario facility ceased operations in August 2007.

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

ITEM 3.  LEGAL PROCEEDINGS

We and six of our former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005.  Those actions have been consolidated by the federal court.  The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”).  The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated.  The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation.  On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety.

On March 28, 2008, the motion was denied with respect to the claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, except the claim under Section 20(a) of the Securities Exchange Act of 1934 was dismissed against two of the individual defendants.  On the same date, the motion was granted with respect to the claims under Sections 11 and 15 of the Securities Act of 1933 without prejudice to plaintiffs filing an amended complaint with respect to such claims.  On May 19, 2008, the plaintiffs filed an amended complaint.  On June 5, 2008, we and the individual defendants moved the court to dismiss the amended complaint in its entirety.  On November 6, 2008, the motion was granted with respect to certain claims relating to representations regarding the Company’s supply-chain management business, but was denied as to all other claims.  We believe we have valid defenses to the claims and intend to defend the litigation vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table shows the high and low closing sales prices for our common stock on the New York Stock Exchange for the periods shown:

	High	Low
2008
First Quarter	$9.43	$8.03
Second Quarter	$9.68	$8.10
Third Quarter	$9.47	$6.23
Fourth Quarter	$6.90	$2.05
2007
First Quarter	$14.05	$9.46
Second Quarter	$10.93	$9.41
Third Quarter	$11.60	$10.01
Fourth Quarter	$10.94	$8.73

HOLDERS OF COMMON STOCK

As of February 15, 2009, there were 59 stockholders of record and 14,813,912 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K. Additionally, the following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$272,890	$245,304	$237,612	$216,371	$221,906
Cost of services	238,496	206,087	201,424	167,223	164,363
Gross profit	34,394	39,217	36,188	49,148	57,543
Selling, general and administrative expenses	40,814	38,991	30,247	28,435	27,451
Impairment losses and restructuring charges	9,225	4,325	—	—	—
Operating (loss) income	(15,645)	(4,099)	5,941	20,713	30,092
Net interest and other income	55	745	2,126	1,479	3,532
(Loss) income from continuing operations before income taxes	(15,590)	(3,354)	8,067	22,192	33,624
Income tax (benefit) expense	(6,150)	(523)	2,303	8,177	12,747
(Loss) income from continuing operations	(9,440)	(2,831)	5,764	14,015	20,877
(Loss) gain from discontinued operations, net of tax	(461)	—	—	(1,155)	99
Net (loss) income	$(9,901)	$(2,831)	$5,764	$12,860	$20,976

Net (loss) income per share from continuing operations:
Basic	$(0.64)	$(0.19)	$0.39	$0.96	$1.44
Diluted	$(0.64)	$(0.19)	$0.39	$0.95	$1.41

Net (loss) income per share including discontinued operations:
Basic	$(0.67)	$(0.19)	$0.39	$0.88	$1.45
Diluted	$(0.67)	$(0.19)	$0.39	$0.88	$1.42

Weighted average shares outstanding:
Basic	14,713	14,696	14,680	14,629	14,455
Diluted	14,713	14,696	14,714	14,681	14,780

Balance Sheet Data:
Total assets	$146,864	$155,458	$155,735	$153,914	$166,872
Total debt	$6,821	$11,355	$15,968	$5,650	$9,363
Total stockholders’ equity	$107,019	$118,214	$118,382	$128,164	$136,883

Other Selected Financial Data:
Capital expenditures, net of proceeds	$27,979	$15,207	$19,767	$9,379	$17,839
Depreciation	$17,803	$17,092	$16,758	$13,364	$12,546
Cash dividends declared per common share	$—	$—	$1.11	$1.50	$1.58

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements included elsewhere in this annual report.

OVERVIEW

StarTek is a provider of business process outsourcing services to the communications industry.  We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience.  Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) the Philippines (“Offshore”).  As of December 31, 2008, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our six facilities in Canada; and our Offshore segment included the operations of our facility in Makati City, Philippines.  As of December 31, 2007, there were eleven, seven and zero operating centers in the U.S., Canada and Offshore, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

We endeavor to achieve site optimization at all of our operating facilities by routinely evaluating site performance.  If local economic conditions, prevailing wage rates, or other factors negatively impact the long-term financial viability of a facility, management will from time to time make the decision to close a facility.  As a result, we may incur impairment losses or restructuring charges in connection with the closure.  Likewise, management is continually in pursuit of opportunities to open new facilities in economically viable geographic markets in order to improve profitability and grow the business.

We invoice our clients monthly in arrears and recognize revenues for such services when completed. Substantially all of our contractual arrangements are based either on a production rate, meaning that we recognize revenue based on the billable hours or minutes of each call center agent, or on a rate per transaction basis.  These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract.  Production rates vary by client contract and can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2008

During 2008, we opened four new facilities.  These facilities are located in Victoria, Texas, Mansfield, Ohio, Jonesboro, Arkansas and Makati City, Philippines.  Management believes that expansion into new geographic regions will enhance service offerings to new and existing customers and positions us for future growth.  These locations were also chosen for their large and talented labor pools from which we can attract and retain qualified employees.

During August 2008 and December 2008, we closed facilities in Big Spring, Texas and Petersburg, Virginia, respectively.  These closures were driven by market conditions, namely recruiting challenges, which impacted the profitability of the sites, and management determined it was in our long-term interest to close these locations.

The impact on our results of operations from these developments during the year ended December 31, 2008 is discussed below in “Results of Operations — Years Ended December 31, 2008 and December 31, 2007”.

In addition, during December 2008, we also announced the closure of our facility in Regina, Saskatchewan that is expected to close during the first quarter of 2009.  Persistent difficulty recruiting a workforce suitable to clients’ requirements was a major factor leading to the decision to close the facility. Upon the closure of the facility, the estimated restructuring costs are $5 million to $6 million in facility-related costs, to be paid through the remainder of the lease term, or July 2013, and approximately $0.2 million in one-time employee termination benefits.   The exact timing and actual amounts of the facility-related charges are dependent upon our ability to sublease these facilities. If the events and circumstances regarding our ability to sublease the facilities change, these estimates would change.

SUBSEQUENT EVENT

On February 25, 2009, after a competitive auction, we entered into an agreement to sell Domain.com, our wholly-owned subsidiary, to A. Emmet Stephenson, Jr. in exchange for cash of approximately $7.1 million.  Mr. Stephenson was the highest bidder.  Mr. Stephenson is one of our co-founders, served as Chairman of the Board of Directors until his retirement on May 31, 2006 and managed the Domain.com subsidiary since 2006.  Mr. Stephenson owns approximately 19.7% of our common shares outstanding.  The effective date of the sale is February 25, 2009 and upon that date we recognized a gain of approximately $7.1 million.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

The following table presents selected items from our Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31, 2008	% of Revenue	Year Ended December 31, 2007	% of Revenue	% change 2007 to 2008
Revenue	$272,890	100.0%	$245,304	100.0%	11.2%
Cost of services	238,496	87.4%	206,087	84.0%	15.7%
Gross profit	34,394	12.6%	39,217	16.0%	-12.3%
Selling, general and administrative expenses	40,814	15.0%	38,991	15.9%	4.7%
Impairment losses and restructuring charges	9,225	3.3%	4,325	1.8%	113.3%
Operating loss	(15,645)	-5.7%	(4,099)	-1.7%	281.7%
Net interest and other income	55	0.0%	745	0.3%	-92.6%
Loss from continuing operations before income taxes	(15,590)	-5.7%	(3,354)	-1.4%	364.8%
Income tax benefit	(6,150)	-2.3%	(523)	-0.2%	1075.9%
Loss from continuing operations	(9,440)	-3.4%	(2,831)	-1.2%	233.5%
Loss from discontinued operations, net of tax	(461)	-0.2%	—	0.0%	100.0%
Net loss	$(9,901)	-3.6%	$(2,831)	-1.2%	249.7%

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2008		2007
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$181,313	66.4%	$149,389	60.9%
Cost of services	150,452	63.1%	115,987	56.3%
Gross profit	$30,861	89.7%	$33,402	85.2%
Gross profit %	17.0%		22.4%

Canada:
Revenue	$90,929	33.4%	$95,915	39.1%
Cost of services	86,001	36.1%	90,100	43.7%
Gross profit	$ 4,928	14.3%	$5,815	14.8%
Gross profit %	5.4%		6.1%

Offshore:
Revenue	$648	0.2%	$—	0.0%
Cost of services	2,043	0.8%	—	0.0%
Gross profit	$(1,395)	-4.0%	$—	0.0%
Gross profit %	-215.3%

Revenue

Revenue increased by $27.6 million, or 11.2%, from $245.3 million in 2007 to $272.9 million in 2008. The increase was driven by the U.S. segment in which revenue increased by 21.4%, or $31.9 million, due to the opening of three new facilities during 2008. The Company opened facilities in Victoria, Texas in January 2008, Mansfield, Ohio in March 2008 and Jonesboro, Arkansas in July 2008. Revenue from these facilities during 2008 totaled approximately $31.7 million. Revenue also increased due to improved contract pricing, offset slightly by the closure of our Big Spring, Texas facility in August 2008, which resulted in a reduction in revenue of $4.6 million during 2008. Revenue in the Canada segment decreased by $5.0 million during 2008, of which $3.3 million was attributable to lost revenue due to the closure of our Hawkesbury, Ontario site in August 2007. The Offshore segment generated $0.6 million in revenue during 2008 from the facility in Makati City, Philippines which opened in September 2008.

Cost of Services and Gross Profit

Cost of services increased by $32.4 million, from $206.1 million in 2007 to $238.5 million in 2008. Gross profit as a percentage of revenue decreased from 16.0% in 2007 to 12.6% in 2008. The decline in gross profit was primarily due to the launch and initial ramp of our new facilities and losses on foreign currency hedges. Cost of services in the U.S. segment increased by $34.5 million, from $116.0 million in 2007 to $150.5 million in 2008. Of this increase, approximately $30.0 million was related to the new facilities in Victoria, Mansfield and Jonesboro. Gross profit in Canada decreased by $0.9 million from $5.8 million in 2007 to $4.9 million in 2008. The decline was primarily due to lower utilization in Canada and a decline in our effective exchange rate, net of hedges. Our effective exchange rate (CAD to USD), net of hedges, decreased from 1.10 in 2007 to 1.01 in 2008. The Offshore segment contributed negative $1.4 million to gross profit during 2008 as the Makati City site was launched in September 2008 and continued to ramp through the remainder of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.8 million, or 4.7%, from $39.0 million in 2007 to $40.8 million in 2008. As a percentage of revenue, selling, general and administrative expenses were 15.9% in 2007 and 15.0% in 2008. The increase in selling, general and administrative expenses was due to investments in corporate personnel, human resource programs and technology in support of our long-term growth plans, as well as incremental SG&A costs associated with the new sites.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges increased from $4.3 million in 2007 to $9.2 million in 2008. During 2008, we recognized impairment losses of $5.9 million. Approximately $1.8 million related to the Canada segment, which was comprised of $1.5 million and $0.3 million related to impairment of leasehold improvements, furniture and fixtures and equipment in connection with the closures of the Regina, Saskatchewan and Hawkesbury, Ontario facilities, respectively. Approximately $4.1 million of impairment losses related to the U.S. segment, which comprised of 1) $1.2 million related to the write-off of capitalized software costs for information technology infrastructure initiatives which management has decided to discontinue, 2) $1.1 million of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Big Spring, Texas facility, and 3) $1.8 million of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Petersburg, Virginia facility.

During 2008, we recognized restructuring charges of $3.3 million. The Canada segment recognized $1.6 million of restructuring charges relating to the closure of our Hawkesbury facility. Approximately $1.7 million related to the U.S. segment, of which $0.3 million and $1.4 million were related to the closures in Big Spring, Texas and Petersburg, Virginia, respectively.

During 2007, we incurred approximately $1.9 million in impairment losses and approximately $0.7 million in restructuring charges in our Canada segment due to the Hawkesbury closure. We recorded $1.7 million in impairment losses in the U.S. segment due to the write-off of capitalized software costs in which the projects were not completed and therefore, the carrying value was not recoverable.

Operating Loss

We incurred operating losses of approximately $15.6 million and $4.1 million for the years ended December 31, 2008 and 2007, respectively. The increase in the loss was driven by the decrease in gross margin, the increase in selling, general and administrative expenses, and the increase in impairment losses and restructuring charges, discussed previously.

Net Interest and Other Income

Net interest and other income was approximately $0.1 million and $0.7 million during the years ended December 31, 2008 and 2007, respectively. The primary reason for the change was the recognition of a loss of $0.5 million in 2008 on an investment in Lehman Brothers corporate debt securities that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.

Income Tax Benefit

The effective tax rate increased from 15.6% in 2007 to 39.5% in 2008. The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration. This impact was offset by decreased work opportunity credits during 2008 compared to 2007 and the change in the Canadian statutory tax rate during 2008. Effective January 1, 2008, the general corporate income tax rate in Canada was reduced from

22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%. The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets.

Loss from Discontinued Operations, net of tax

During the year ended December 31, 2008, we recorded a loss from discontinued operations, net of tax, of approximately $0.5 million compared to $0 during 2007. The loss was due to the write-off of the principal on a note receivable related to the sale of our supply chain management services platform in December 2005. Due to the fact that the purchaser has failed to make interest payments since the fourth quarter of 2007 or the principal payment that was due on December 16, 2008, as well as solvency issues with the purchaser, we are uncertain about our ability to collect the principal due on the note. Accordingly, we wrote-off approximately $0.7 million related to the principal, less an associated tax benefit of approximately $0.2 million, during the year ended December 31, 2008.

Net Loss

We incurred net losses of approximately $9.9 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. The increase in the net loss was driven primarily by decreased gross margin, the increase in selling, general and administrative expenses, increased impairment losses and restructuring charges and loss from discontinued operations, partially offset by higher revenue and an income tax benefit, as discussed previously.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

The following table presents selected items from our Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31, 2007	% of Revenue	Year Ended December 31, 2006	% of Revenue	% change 2006 to 2007
Revenue	$245,304	100.0%	$237,612	100.0%	3.2%
Cost of services	206,087	84.0%	201,424	84.8%	2.3%
Gross profit	39,217	16.0%	36,188	15.2%	8.4%
Selling, general and administrative expenses	38,991	15.9%	30,247	12.7%	28.9%
Impairment losses and restructuring charges	4,325	1.8%	—	0.0%	100.0%
Operating (loss) income	(4,099)	-1.7%	5,941	2.5%	-169.0%
Net interest and other income	745	0.3%	2,126	0.9%	-65.0%
(Loss) income from before income taxes	(3,354)	-1.4%	8,067	3.4%	-141.6%
Income tax (benefit) expense	(523)	-0.2%	2,303	1.0%	-122.7%
Net (loss) income	$(2,831)	-1.2%	$5,764	2.4%	-149.1%

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2007		2006
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$149,389	60.9%	$138,855	58.4%
Cost of services	115,987	56.3%	109,599	54.4%
Gross profit	$33,402	85.2%	$29,256	80.8%
Gross profit %	22.4%		21.1%

Canada:
Revenue	$95,915	39.1%	$98,757	41.6%
Cost of services	90,100	43.7%	91,825	45.6%
Gross profit	$5,815	14.8%	$6,932	19.2%
Gross profit %	6.1%		7.0%

Revenue

Revenue increased $7.7 million, or 3.2%, to $245.3 million during 2007. This increase was driven by U.S. revenue which increased by $10.5 million, or 7.6%. The increase in the U..S. was offset by declines in Canada which decreased 2.9%. The overall increase in revenue was due primarily to improved pricing on several contracts with existing customers, as well as revenue growth from new customers. Our alignment of resources with more profitable contracts in 2007 resulted in an increase in our average hourly production billing rate compared to 2006. The positive impact of these increases on revenue was offset slightly by a decline in our overall headcount. The decrease in headcount was due to the temporary closure of our Petersburg, Virginia facility, the permanent closure of our Hawkesbury, Ontario, Canada facility and staffing constraints in certain other sites during 2007.

Cost of Services and Gross Profit

Cost of services increased $4.7 million, or 2.3%, to $206.1 million during 2007. Gross profit as a percentage of revenue increased from 15.2% in 2006 to 16.0% in 2007. The improvement was driven by the U.S. which increased from 21.1% in 2006 to 22.4% in 2007. This was offset by a decline in Canadian gross margin from 7.0% to 6.1%. The overall gross profit percentage increase was due primarily to improved pricing on several contracts with existing customers, as well as revenue growth from higher margin clients. In addition, the closure of our Hawkesbury, Ontario, Canada site had a positive impact on gross profit as a percentage of revenue in 2007, as this site was underutilized and delivered relatively lower gross profit margins in 2006. Also contributing to the improvement in gross profit percentage was the decrease in costs associated with the opening of new facilities. In 2006, we incurred costs related to the opening of three new facilities, compared to costs incurred in the fourth quarter of 2007 related to one facility that opened in early 2008. These improvements in gross margin were offset by the adverse effects of the weakening U.S. dollar compared to the Canadian dollar.

Selling, General and Administrative Expenses

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

Impairment Losses and Restructuring Charges

During 2007, we incurred approximately $3.6 million in impairment losses and approximately $0.7 million in restructuring charges. In August 2007, we closed our facility in Hawkesbury, Ontario, Canada which resulted in the Canada segment recognizing impairment losses of $1.3 million associated with facility leasehold improvements and $0.6 million in furniture and equipment. We also recorded $0.7 million in restructuring costs related to lease costs, telephony disconnects and other expenses related to the facility closure. In addition, management initiated a comprehensive review of our information technology infrastructure in 2007, which resulted in approximately $1.7 million in impairment losses in our U.S. segment. The impairment losses were associated with capitalized software costs on projects that would not be completed, and therefore, the carrying value was not recoverable. There were no impairment losses or restructuring charges recorded in 2006.

Operating (Loss) Income

Operating (loss) income declined $10.0 million during 2007 from operating income of $5.9 million in 2006 to an operating loss of $4.1 million in 2007. Operating margin declined to (1.7%) in 2007 from 2.5% in 2006. These declines were the result of the previously discussed increase in selling, general and administrative expenses and the impairment and restructuring charges, offset by an increase in gross profit.

Net Interest and Other Income

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

Income Tax (Benefit) Expense

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

Net (Loss) Income

Net income declined to a net loss of $2.8 million in 2007 from net income of $5.8 million in 2006. This decline was driven by increases in selling, general and administrative expenses and impairment and restructuring charges and decreased interest and other income, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, working capital totaled $47.6 million and our current ratio was 2.58:1, compared to working capital of $66.2 million and a current ratio of 3.45:1 at December 31, 2007. We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings and investments in our facilities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principal and interest payments, and we expect to be able to renew our existing line of credit or replace it with other financing arrangements when that line of credit expires on June 30, 2009. If we are unable to renew the line of credit or are unable to secure alternative sources of capital funding under satisfactory terms, or at all, we may be unable to meet short-term cash needs required for operations or growth opportunities. We believe we will obtain financing to replace or extend this line of credit that will allow us to meet our short-term cash needs. However, the current poor conditions of the U.S. credit markets may adversely impact our ability to obtain financing. Any significant future expansion of our business may require us to secure additional cash resources. Our liquidity could be significantly impacted by general economic conditions, uncertainties in the credit markets and large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in Item 1A. “Risk Factors” of this Form 10-K.

	Year Ended December 31,
(in thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$11,616	$20,647	$18,878
Investing activities	(20,621)	(25,672)	2,591
Financing activities	(3,722)	(5,828)	(4,681)
Effect of foreign exchange rates on cash	(719)	442	(776)
Net (decrease) increase in cash and cash equivalents	$(13,446)	$(10,411)	$16,012

Our balance of cash and cash equivalents was $9.6 million at December 31, 2008, compared to a balance of $23.0 million at December 31, 2007.

CASH FLOWS — YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Operating Activities. Net cash provided by operating activities was $11.6 million in 2008, compared to $20.6 million in 2007. The decrease in cash provided by operating activities of approximately $9.0 million was primarily due to the larger net loss during the period which increased by $7.1 million. Cash from operating activities also decreased by $7.9 million due to the increase in deferred tax assets. Deferred tax assets increased primarily due to the net operating loss carry forwards generated during 2008 that did not exist in 2007. These decreases to cash provided by operating activities were offset by increases related to 1) $2.4 million larger impairment losses due to site closures in 2008 and 2) $3.2 million greater accrued liabilities, which was a result of higher accrued payroll at December 31, 2008 compared to December 31, 2007 because of the growth in our number of employees.

Investing Activities.  Net cash used in investing activities was approximately $20.6 million in 2008, compared to $25.7 million in 2007.  This represents a decrease of approximately $5.1 million, which was due to greater net proceeds from the sale of investments, partially offset by higher capital expenditures.  During 2008, we had $7.4 million in proceeds from the sale of investments, net of purchases.  During 2007, we had $10.5 million in purchases of investments, net of proceeds.  This change was due to our focus on site expansion during 2008 which also resulted in capital expenditures increasing from $15.2 million in 2007 to $28.0 million in 2008.  During 2008 we opened four new sites, compared to no site openings in 2007.

Financing Activities.  Net cash used in financing activities was approximately $3.7 million in 2008, compared to $5.8 million in 2007.  The decrease of $2.1 million was due to $2.0 million less in principal payments during 2008 compared to 2007.  This was due in part to the maturity of our secured equipment loan with Wells Fargo Equipment Finance, Inc. whereby we made our final principal payment on February 28, 2008.

CASH FLOWS — YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

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

Financing Activities.  Net cash used in financing activities was approximately $5.8 million in 2007, compared to approximately $4.7 million in 2006.  In 2006, we entered into a Canadian dollar secured equipment loan and a secured promissory note, which resulted in proceeds of approximately $13.3 million, offset by $2.8 million in principal payments on these borrowings and existing debt obligations in 2006.  During 2007, we did not have any proceeds from additional financing and made principal payments on existing borrowings of approximately $5.8 million.  In 2006, there was approximately $1.1 million of cash received upon the exercise of stock options, whereas there were no stock option exercises during 2007.  In addition, during 2006, we used approximately $16.3 million in cash to make dividend payments, which we ceased during fiscal year 2007.  In January 2007, our board of directors announced that it would not declare a quarterly dividend on our common stock in the first quarter of 2007 nor in the foreseeable future thereafter.  We plan to invest in growth initiatives in lieu of paying dividends.

CONTRACTUAL OBLIGATIONS

Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than the Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described below. The following table presents a summary (in thousands), by period, of our future contractual obligations and payments as of December 31, 2008:

	Within 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	Thereafter	Total
Operating leases (1)	$6,863	$6,749	$5,849	$4,209	$2,958	$6,984	$33,612
Capital leases (2)	71	76	82	88	10	—	327
Purchase obligations (3)	62	—	—	—	—	—	62
Long-term debt, including current portion (4)	3,295	3,199	—	—	—	—	6,494
Total contractual obligations	$10,291	$10,024	$5,931	$4,297	$2,968	$6,984	$40,495

(1)          We lease facilities and equipment under various non-cancelable operating leases.

(2)          We lease equipment under certain capital lease agreements.

(3)          Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

(4)          Our outstanding debt obligations as of December 31, 2008 are described below.

Line of Credit

We maintain a $10.0 million secured line of credit with Wells Fargo Bank, N.A. (the “Bank”) which we use to finance regular, short-term operating expenses.  The line of credit expires June 30, 2009.  Effective June 30, 2008, we entered into the Fifth Amendment to the Credit Agreement (the “amendment”).  Under the amendment, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR, when our total tangible net worth is $110 million or greater.  If our total tangible net worth is less than $110 million, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 0.75% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.75% above LIBOR.  The interest rate on this facility was 2.25% as of December 31, 2008.  Under the amendment, at the end of each fiscal quarter, we must maintain a tangible net worth of $105 million plus 25% of net income (only if positive) for each fiscal quarter, beginning with the first quarter of 2008.  We also must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10 million measured at the end of each fiscal quarter.  In connection with the amendment, we also granted the Bank a security interest in all of our accounts receivable, other rights to payment and general intangibles, including those of our subsidiary, StarTek USA, Inc.  We expect to renew the line of credit or replace it with other financing when this line of credit expires.  There was no balance outstanding on this line of credit as of December 31, 2008.

Canadian Dollar Secured Equipment Loan

On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc.  These borrowings are guaranteed by StarTek, Inc. and our subsidiary, StarTek USA, Inc., and are secured by fixed assets and tenant improvements at certain of our Canadian facilities.  Under the guarantee agreement, if StarTek Canada Services, Ltd. fails to pay its obligations under the loan agreement when due, the loan guarantors agree to punctually pay any indebtedness, along with interest and certain expenses incurred on behalf of Wells Fargo Equipment Finance Company, Inc. to enforce the guarantee, to Wells Fargo Equipment Finance Company, Inc. The loan will be repaid in 48 monthly installments of $0.225 million until maturity on November 20, 2010, which reflects an implicit annual interest rate of 5.77%.  We may elect to prepay amounts due under this loan, provided that we give Wells Fargo Equipment Finance Company, Inc. at least 30 days written notice and that we pay a prepayment premium, as stipulated in the loan agreement.  As of December 31, 2008, approximately $4.0 million U.S. dollars was outstanding under this loan.

Secured Equipment Promissory Note

On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc.  The loan will be repaid with interest in 48 monthly installments of $0.115 million until maturity on November 30, 2010. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities.  The borrowings may be repaid early without penalty.  The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd.  Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe to Wells Fargo Equipment Finance, Inc.  As of December 31, 2008, approximately $2.5 million was outstanding under this note.

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

Our business currently has a high concentration on a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Item 1A. “Risk Factors” and in Note 5,

“Principal Clients,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2008.

As of December 31, 2008, we had approximately $8.4 million invested in corporate debt securities.  There is a risk that if those companies in which we are invested suffer due to economic conditions or other reasons, we could realize losses on these investments which could impact our liquidity.  During the year ended December 31, 2008 we recorded $0.5 million in impairment charges related to Lehman Brothers corporate debt securities.  We do not currently consider any other declines in fair value to be other-than-temporary.

There is a risk that the counterparties to our hedging instruments could suffer financial difficulties due to economic conditions or other reasons and we could realize losses on these arrangements which could impact our liquidity.  However, we do not believe we are exposed to more than a nominal amount of credit risk in our derivative hedging activities, as the counterparties are established, well-capitalized financial institutions.

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements as of December 31, 2008.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability.  When possible, we look to active and observable markets to price identical assets or liabilities.  When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities.  Nevertheless, if certain assets and liabilities are not actively traded in observable markets, we must use alternative valuation techniques to derive a fair value measurement.  For additional information, see Note 6, “Fair Value of Financial Instruments,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In our annual evaluation or when we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  We recognized impairment losses of approximately $5.9 million, $3.6 million and $0 during the years ended December 31, 2008, 2007 and 2006, respectively.  For additional information, see Note 2, “Restructuring Charges and Impairment Losses,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

Restructuring Charges

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive (Loss) Income. We recognized restructuring charges of approximately $3.3 million, $0.7 million and $0 during the years ended December 31, 2008, 2007 and 2006, respectively.   For additional information, see Note 2, “Restructuring Charges and Impairment Losses,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

Investments

We have historically invested in investment grade corporate bonds, convertible bonds, mutual funds, commercial paper, various forms of equity securities, option contracts, non-investment grade bonds, and alternative investment partnerships.  These investments are classified as trading securities, investments held to maturity or investments available for sale, based on our intent at the date of purchase. As of December 31, 2008 and 2007, we were not invested in any trading securities or held-to-maturity securities.

We amended our investment policy in October 2006.  Under the amended policy, we may invest in certain U.S. Government and government-sponsored securities, repurchase agreements, option contracts, investment grade corporate obligations, corporate debt securities, municipal securities, mortgage-backed securities, money market and mutual funds, subject to the terms of the policy.   When the investments held in our portfolio as of December 31, 2008 mature, we intend to revise our investment policy such that we may invest in more conservative investments, including U.S. treasury securities, federal agency securities, repurchase agreements and money market funds.  The Chief Financial Officer is responsible for oversight of the investment portfolio.

We exercise judgment in periodically evaluating investments for impairment. Investments are evaluated for other-than-temporary impairment in accordance with the provisions of FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  During 2008, we recognized a loss of $0.5 million on our investment in Lehman Brothers corporate debt securities that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.

No investments were determined to be other-than-temporarily impaired during 2007 or 2006.  During 2008, 2007 and 2006, we recovered cash from an investment that had previously been written off.  For additional information, see Note 10, “Net Interest and Other Income,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

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

We have elected to follow cash flow hedge accounting under SFAS No. 133 in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2008, 2007 and 2006, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive (Loss) Income for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if such hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

As of December 31, 2008, we had long-term deferred tax assets, net of a valuation allowance, of approximately $8.9 million related to U.S. and Canadian jurisdictions whose recoverability is dependent upon future profitability.  In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  We made this evaluation as of December 31, 2008 and believe our deferred tax assets other than those that carry a valuation allowance will primarily be realized through the generation of future taxable income, as well as through the reversal of our existing temporary differences and the execution of available tax planning strategies. We believe it is “more likely than not” based upon our current estimates of future taxable income that the deferred tax assets will be realized.  Additional valuation allowances may be required if we are unable to generate future taxable income.  Additional tax valuation allowances could have a significant negative impact on future earnings.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada and the Philippines.  Our U.S. federal returns and most state returns for tax years 2005 and forward are subject to examination.  Canadian returns for tax years 2004 and forward are subject to examination.  No U.S. federal or state returns are currently under audit, and no extensions of statute of limitations have been granted.  The 2004 and 2005 Canadian returns are currently under audit by the Canadian Revenue Agency.  The adoption of FIN 48 had no impact on our Consolidated Financial Statements, and as of December 31, 2008, there were no unrecognized income tax benefits.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  As such, during 2006, 2007 and 2008, we recognized expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive (Loss) Income, based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  We adopted this standard using the modified prospective method, which stipulates that compensation expense be recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested on the effective date.  We use the Black-Scholes method for valuing stock-based awards.  For additional information, see Note 9, “Share-Based Compensation,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

This discussion contains forward-looking statements subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest and inflation rates or market expectations thereon, equity market prices, foreign currency exchange rates, and those factors set forth in Item 1A. “Risk Factors” of this Form 10-K.

INTEREST RATE RISK

Cash and Cash Equivalents

At December 31, 2008, we had $9.6 million in cash and cash equivalents.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

Investments

At December 31, 2008, we had investments available for sale which, in the aggregate, had a fair market value of $8.4 million.  At December 31, 2008, investments available for sale consisted entirely of investment-grade corporate bonds.  Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

The fair market value of and estimated cash flows from our investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us.  If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.

The table below provides information (in thousands) as of December 31, 2008 about maturity dates and corresponding weighted-average interest rates related to our investments available for sale.

	Weighted- Average Interest Rates	Within 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	Thereafter	Total	Fair Value
Corporate
debt securities	3.60%	$5,991	$2,522	$—	$—	$—	$—	$8,513	$8,437
Total		$5,991	$2,522	$—	$—	$—	$—	$8,513	$8,437

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

Outstanding Debt

We currently have the following debt facilities:  1) a $10.0 million unsecured revolving line of credit, 2) a $9.6 million Canadian dollar secured equipment loan and 3) a $4.9 million secured promissory note.  These facilities are described in further detail within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”  Also, please refer to Note 8 “Debt,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K, for further explanation of our debt arrangements.  The table below provides information (in thousands) as of December 31, 2008 about maturity dates related to our outstanding debt.

	Within 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	Thereafter	Total
Debt obligations (including current portion)	$3,295	$3,199	$—	$—	$—	$—	$6,494
Capital leases	71	76	82	88	10	—	327
Total	$3,366	$3,275	$82	$88	$10	$—	$6,821

FOREIGN CURRENCY EXCHANGE RISKS

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues which are paid to us in U.S. dollars.  During 2008, we entered into Canadian dollar forward contracts with Wells Fargo Bank for $98.4 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of December 31, 2008, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.

During the years ended December 31, 2008, 2007 and 2006, we recorded (losses) gains of approximately ($3,445), $1,828 and $768, respectively, for the settled Canadian dollar forward contracts included as a component of Cost of Services in the accompanying Consolidated Statements of Operations and Other Comprehensive (Loss) Income.  As of December 31, 2008, we had contracted to purchase $49.2 million Canadian dollars to be delivered periodically through December 2009 at a purchase price which is no more than $42.9 million and no less than $42.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The following consolidated financial statements should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

StarTek, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StarTek, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 2, 2009

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$272,890	$245,304	$237,612
Cost of services	238,496	206,087	201,424
Gross profit	34,394	39,217	36,188
Selling, general and administrative expenses	40,814	38,991	30,247
Impairment losses and restructuring charges	9,225	4,325	—
Operating (loss) income	(15,645)	(4,099)	5,941
Net interest and other income	55	745	2,126
(Loss) income from continuing operations before income taxes	(15,590)	(3,354)	8,067
Income tax (benefit) expense	(6,150)	(523)	2,303
(Loss) income from continuing operations	(9,440)	(2,831)	5,764
Loss from discontinued operations, net of tax	(461)	—	—
Net (loss) income	$(9,901)	$(2,831)	$5,764

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(1,463)	1,331	(424)
Unrealized loss on investments available for sale, net of tax	(32)	(30)	(2)
Change in fair value of derivative instruments, net of tax	(1,464)	255	(362)
Comprehensive (loss) income	$(12,860)	$(1,275)	$4,976

Net (loss) income per share from continuing operations:
Basic	$(0.64)	$(0.19)	$0.39
Diluted	$(0.64)	$(0.19)	$0.39

Net (loss) income per share including discontinued operations:
Basic	$(0.67)	$(0.19)	$0.39
Diluted	$(0.67)	$(0.19)	$0.39

Dividends declared per common share	$—	$—	$1.11

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$9,580	$23,026
Investments	8,437	16,349
Trade accounts receivable, less allowance for doubtful accounts of $32 and $0, respectively	51,510	48,887
Income tax receivable	2,675	2,502
Short-term deferred income tax assets	2,185	165
Prepaid expenses and other current assets	3,273	2,243
Total current assets	77,660	93,172

Property, plant and equipment, net	59,608	57,532
Long-term deferred tax assets	8,946	3,686
Other assets	650	1,068
Total assets	$146,864	$155,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,193	$5,908
Derivative liability	2,323	—
Accrued liabilities:
Accrued payroll	9,158	7,902
Accrued compensated absences	4,856	5,072
Other accrued liabilities	3,312	1,494
Current portion of long-term debt	3,366	3,975
Short-term deferred income tax liabilities	—	1,274
Other current liabilities	883	1,358
Total current liabilities	30,091	26,983

Long-term debt, less current portion	3,455	7,380
Long-term deferred rent liability	4,501	2,731
Other liabilities	1,798	150
Total liabilities	39,845	37,244

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,813,912 and 14,735,791 shares issued and outstanding at December 31, 2008 and 2007, respectively	148	147
Additional paid-in capital	64,440	62,776
Cumulative translation adjustment, net of tax	1,090	2,553
Unrealized loss on investments available for sale, net of tax	(61)	(29)
Unrealized (loss) gain on derivative instruments, net of tax	(1,444)	20
Retained earnings	42,846	52,747
Total stockholders’ equity	107,019	118,214
Total liabilities and stockholders’ equity	$146,864	$155,458

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net (loss) income	$(9,901)	$(2,831)	$5,764
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	17,803	17,092	16,758
Impairment of property, plant and equipment	5,936	3,583	—
Non-cash compensation cost	1,493	1,107	321
Deferred income taxes	(7,492)	454	(1,830)
Realized loss (gain) on investments	500	—	(128)
Loss (gain) on sale of assets	38	60	(98)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,683)	(2,367)	(5,752)
Prepaid expenses and other assets	(767)	1,004	(361)
Accounts payable	292	230	939
Income taxes, net	(309)	(1,214)	2,946
Accrued and other liabilities	6,706	3,529	319
Net cash provided by operating activities	11,616	20,647	18,878

Investing Activities
Purchases of investments available for sale	(11,384)	(36,813)	(351,108)
Proceeds from disposition of investments available for sale	18,742	26,348	373,466
Purchases of property, plant and equipment	(27,979)	(15,207)	(20,110)
Proceeds from disposition of property, plant and equipment	—	—	343
Net cash (used in) provided by investing activities	(20,621)	(25,672)	2,591

Financing Activities
Proceeds from stock option exercises	—	—	1,112
Proceeds from borrowings	—	—	13,294
Principal payments on borrowings	(3,835)	(5,828)	(2,798)
Dividend payments	—	—	(16,289)
Proceeds from line of credit	116,886	56,782	36,597
Principal payments on line of credit	(116,886)	(56,782)	(36,597)
Proceeds from the issuance of common stock	172	—	—
Principal payments on capital lease obligations	(59)	—	—
Net cash used in financing activities	(3,722)	(5,828)	(4,681)
Effect of exchange rate changes on cash	(719)	442	(776)
Net (decrease) increase in cash and cash equivalents	(13,446)	(10,411)	16,012
Cash and cash equivalents at beginning of period	23,026	33,437	17,425
Cash and cash equivalents at end of period	$9,580	$23,026	$33,437

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$660	$772	$237
Income taxes paid	$2,312	$1,990	$3,013
Unrealized loss on investments available for sale, net of tax	$(32)	$(30)	$(2)
Property, plant and equipment acquired or refinanced under long-term debt	$385	$—	$—

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2005	14,631,091	$146	$60,139	$66,103	$1,776	$128,164
Stock options exercised	64,700	1	1,112	—	—	1,113
Income tax benefit from stock options exercised	—	—	97	—	—	97
Stock-based compensation expense	—	—	321	—	—	321
Dividends paid	—	—	—	(16,289)	—	(16,289)
Net income	—	—	—	5,764	—	5,764
Foreign currency translation adjustments, net of tax	—	—	—	—	(424)	(424)
Unrealized loss on investments available for sale, net of tax	—	—	—	—	(2)	(2)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(362)	(362)
Balance, December 31, 2006	14,695,791	$147	$61,669	$55,578	$988	$118,382
Restricted shares granted	40,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,107	—	—	1,107
Net loss				(2,831)		(2,831)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,331	1,331
Unrealized loss on investments available for sale, net of tax	—	—	—	—	(30)	(30)
Change in fair value of derivative instruments, net of tax	—	—	—	—	255	255
Balance, December 31, 2007	14,735,791	$147	$62,776	$52,747	$2,544	$118,214
Restricted shares granted	47,800	1	(1)	—		—
Restricted shares forfeited	(7,000)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	37,321	—	172	—	—	172
Stock-based compensation expense	—	—	1,493	—	—	1,493
Net loss				(9,901)	—	(9,901)
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,463)	(1,463)
Unrealized loss on investments available for sale, net of tax	—	—	—	—	(32)	(32)
Change in fair value of derivative instruments, net of tax	—	—	—	—	(1,464)	(1,464)
Balance, December 31, 2008	14,813,912	$148	$64,440	$42,846	$(415)	$107,019

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. is a provider of business process optimization services for outsourced customer interactions.  Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points including web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and frees them to focus on preserving capital, while we deliver the ultimate customer experience. Headquartered in Denver, Colorado, we operated 20 facilities in the U.S., Canada and the Philippines as of December 31, 2008.  We operate within three business segments:  the U.S., Canada and Offshore.

Consolidation

Our consolidated financial statements include the accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to 2008 presentation.

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

Foreign Currency Translation

The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income in the accompanying Balance Sheets, which is a separate component of stockholders’ equity.  Foreign currency transaction gains and losses are included in the accompanying Consolidated Statements of Operations and Other Comprehensive (Loss) Income. Such gains and losses were not material for any period presented.

Revenue Recognition

We invoice our clients monthly in arrears and recognize revenues for such services when completed. Substantially all of our contractual arrangements are based either on a production rate, meaning that we recognize revenue based on the billable hours or minutes of each call center agent, or on a rate per transaction basis.  These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract.  Production rates vary by client contract and can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the appropriate penalty under the terms of the client contract.  Likewise, some client contracts stipulate that we are entitled to bonuses should we meet or exceed these predetermined quality and/or performance obligations.  These bonuses are recognized as incremental revenue in the period in which they are earned.

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements as of December 31, 2008.

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

Investments

Investments available for sale have historically consisted of debt securities reported at fair value.  We amended our investment policy in October 2006.  Under the amended policy, we may invest in certain U.S. Government and government-sponsored securities, repurchase agreements, investment grade corporate obligations, corporate debt securities, municipal securities, mortgage-backed securities, money market and mutual funds, subject to the terms of the policy.  When the investments held in our portfolio as of December 31, 2008 mature, we intend to revise our investment policy such that we may invest in more conservative investments, including U.S. treasury securities, federal agency securities, repurchase agreements and money market funds.  The Chief Financial Officer is responsible for oversight of the investment portfolio.

Investments are periodically evaluated for other-than-temporary impairment whenever the fair value falls below our cost basis. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity.  Other-than-temporary declines in fair value are reflected on the statement of operations within Net Interest and Other Income.  Original cost of investments available for sale is based on the specific identification method. Other-than-temporary impairments and interest income from investments available for sale is included in Net Interest and Other Income on the accompanying Consolidated Statements of Operations and Other Comprehensive (Loss) Income.  Investments available for sale are carried at fair market values.  As of December 31, 2008 and 2007, we were not invested in any trading securities or held-to-maturity securities.

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

We have elected cash flow hedge accounting under SFAS No. 133 in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2008, 2007 and 2006, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive (Loss) Income for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

Legal Proceedings

We reserve for legal contingencies when a liability for those contingencies has become probable and the cost is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  Any significant litigation or significant change in our estimates on our outstanding litigation could cause us to increase our provision for related costs, which, in turn, could materially affect our financial results.  Any provision made for these anticipated costs are expensed to operating expenses in our Consolidated Statements of Operations and Other Comprehensive (Loss) Income.

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

We depreciate leasehold improvements associated with operating leases over the shorter of the expected useful life or the initial term of the leases.  Depreciation for assets obtained under a capital lease is included in depreciation expense.

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

Restructuring Charges

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The accrual for restructuring liabilities is included in Other Accrued Liabilities in the accompanying Consolidated Balance Sheets.

Operating Leases

We have negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of the rent payments over the term of our operating leases. In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” Financial Accounting Standards Board (“FASB”) Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” we recognize rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as deferred rent and amortized on a straight line over the lease term.

Income Taxes

We account for income taxes using the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations.  In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  We made this evaluation as of December 31, 2008 and believe our deferred tax assets other than those that carry a valuation allowance will primarily be realized through the generation of future taxable income, as well as through the reversal of our existing temporary differences and the execution of available tax planning strategies. We believe it is “more likely than not” based upon our current estimates of future taxable income that the deferred tax assets will be realized.  Additional valuation allowances may be required if we are unable to generate future taxable income.  Additional tax valuation allowances could have a significant negative impact on future earnings.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada and the Philippines.  Our U.S. federal returns and most state returns for tax years 2005 and forward are subject to examination.  Canadian returns for tax years 2004 and forward are subject to examination.  No U.S. federal or state returns are currently under audit, and no extensions of statute of limitations have been granted.  The 2004 and 2005 Canadian returns are currently under audit by the Canadian Revenue Agency.  The adoption of FIN 48 had no impact on our Consolidated Financial Statements, and as of December 31, 2008 and 2007, there were no unrecognized income tax benefits.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  As such, we recognize expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive (Loss) Income based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  SFAS No. 123R also requires an estimate of forfeitures when calculating compensation expense.  We use the Black-Scholes method for valuing stock-based awards.  See Note 9, “Share-Based Compensation,” for further information regarding the assumptions used to calculate share-based payment expense.

Employee Benefit Plan

We have a safe harbor 401(k) plan that allows participation by employees who have completed six months of service and are 21 years or older.  Participants may defer up to 60% of their gross pay, up to a maximum limit determined by U.S. Federal law.  Participants receive a matching contribution after one year of service, of 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $624, $459 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

New Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”).  This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods.  We are currently evaluating the impact of adopting SFAS No. 161 on our Consolidated Financial Statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market.  FSP No. 157-3 demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our Consolidated Financial Statements.

2.  RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

In August 2007, we closed our facility in Hawkesbury, Ontario, Canada.  In August 2008 and December 2008, we closed our facilities in Big Spring, Texas and Petersburg, Virginia, respectively.  We have recorded restructuring charges related to lease costs and other expenses related to the facility closures.  In accordance with SFAS No. 146, we recognized the liability when it was incurred, instead of upon commitment to a plan.  A significant assumption used in determining the amount of estimated liability incurred in closing sites is the estimated liability for future lease payments on vacant facilities.  If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations.  The restructuring accruals are included in Other Accrued Liabilities in the accompanying Consolidated Balance Sheets.

We expect to incur total restructuring charges related to our Canada segment of approximately $2,344 related to the Hawkesbury closure.  We expect to incur total restructuring charges related to our U.S. segment of approximately $1,963 ($403 and $1,560 related to the Big Spring and Petersburg closures, respectively).  We expect completion of the Hawkesbury and Petersburg restructuring plans no later than 2012 and 2013, respectively; however, it may be earlier depending on our ability to sublease the respective facility or buy-out the lease.  During February 2009, we bought out the remainder of the lease at the Big Spring facility for approximately $184 and expect to pay the remainder of the restructuring costs during the first quarter of 2009.

A summary of the activity under the restructuring plans as of December 31, 2008, and changes during the years ended December 31, 2008 and 2007 are presented below:

	Facility-Related Costs
	Hawkesbury	Canada Total	Big Spring	Petersburg	U.S. Total	Company Total
Balance as of December 31, 2006	$—	$—	$—	$—	$—	$—
Expense	742	742	—	—	—	742
Payments	(288)	(288)	—	—	—	(288)
Reclassification of long-term liability	48	48	—	—	—	48
Foreign currency translation adjustment	—	—	—	—	—	—
Balance as of December 31, 2007	$502	$502	$—	$—	$—	$502
Expense	1,554	1,554	271	1,464	1,735	3,289
Payments	(617)	(617)	(195)	(158)	(353)	(970)
Reclassification of long-term liability	—	—	132	96	228	228
Foreign currency translation adjustment	(340)	(340)	—	—	—	(340)
Balance as of December 31, 2008	$1,099	$1,099	$208	$1,402	$1,610	$2,709

Impairment Losses

In accordance with SFAS No. 144, we evaluate long-lived assets, including property, plant and equipment, for impairment on at least an annual basis and whenever events or changes in circumstances indicate that the carrying amounts of specific assets or a group of assets may not be recoverable.  In accordance with SFAS No. 144, we analyze the projected undiscounted cash flows related to the assets and if they are less than the carrying value of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Fair value is determined based upon the present value of the future cash flows.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.

During the year ended December 31, 2008, we recognized impairment losses of approximately $5,936.  Approximately $1,794 related to the Canada segment, which was comprised of $1,486 related to impairment of long-lived assets at certain Canadian locations in which the future cash flows were less than the carrying value of the assets and 2) $308 of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Hawkesbury, Ontario, Canada facility.  Approximately $4,142 of impairment losses related to the U.S. segment, which comprised of 1) $1,189 related to the write-off of capitalized software costs for information technology infrastructure initiatives which management has decided to discontinue, 2) $1,087 of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Big Spring, Texas facility, and 3) $1,866 of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Petersburg, Virginia facility.

During the year ended December 31, 2007, we incurred a total of $3,583 in impairment losses, of which $1,838 was in our Canada segment due to the Hawkesbury closure.  We recorded $1,745 in impairment losses in the U.S. segment due to the write-off of capitalized software costs in which the projects were not completed and therefore, the carrying value was not recoverable.  During the year ended December 31, 2006, we incurred $0 impairment losses and restructuring charges.

3.  DISCONTINUED OPERATIONS

On December 16, 2005, we sold our supply chain management services platform to a third party.  In connection with this sale, we received a five-year $740 unsecured note.  The terms of the note call for the purchaser to make quarterly interest payments at a fixed rate of 7% per annum for the first two years.  Thereafter, the purchaser must make principal plus interest payments with the first principal payment due December 16, 2008 and the entire balance due on or before December 16, 2010.  The purchaser has failed to make interest payments since the fourth quarter of 2007 and we were unable to collect the principal balance due December 16, 2008.  We have concerns regarding the solvency of the purchaser and are uncertain about our ability to collect on the note.  Due to the potential uncollectibility of this note, we wrote-off the $740 principal balance, net of tax of $279, which is included as a loss from discontinued operations on our Consolidated Statements of Operations for the year ended December 31, 2008.

4. NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per common share is computed on the basis of our weighted-average number of common shares outstanding, as determined by using the calculations outlined below:

	Year Ended December 31,
	2008	2007	2006

(Loss) income from continuing operations	$(9,440)	$(2,831)	$5,764
Loss from discontinued operations, net of tax	(461)	—	—
Net (loss) income	$(9,901)	$(2,831)	$5,764

Weighted average shares of common stock	14,713	14,696	14,680
Dilutive effect of stock options	—	—	34
Common stock and common stock equivalents	14,713	14,696	14,714

Basic net (loss) income per share from:
Continuing operations	$(0.64)	$(0.19)	$0.39
Discontinued operations	(0.03)	—	—
Net (loss) income	$(0.67)	$(0.19)	$0.39

Diluted net (loss) income per share from:
Continuing operations	$(0.64)	$(0.19)	$0.39
Discontinued operations	(0.03)	—	—
Net (loss) income	$(0.67)	$(0.19)	$0.39

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method.  Anti-dilutive securities totaling 1,690 and 1,660 for the years ended December 31, 2008 and 2007, respectively, were not included in our calculation due to our net loss position and anti-dilutive securities of 395 for the year ended December 31, 2006 were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Year Ended December 31,
	2008	2007	2006
AT&T Inc. (formerly Cingular Wireless, LLC and AT&T Corp.)	54.9%	50.4%	52.7%
T-Mobile, a subsidiary of Deutsche Telekom	26.7%	21.8%	21.2%

The revenues from AT&T Inc. and T-Mobile were generated in our U.S. and Canada segments during 2008, 2007 and 2006.  During 2008, a portion of the revenue in our Offshore segment related to AT&T Inc.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition.   To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2008.

Our work for AT&T Inc. (AT&T) is covered by several contracts for a variety of different lines of AT&T business, some of which contracts expire in 2009 and others in 2010.  For example, we entered into a contract covering certain customer care services with AT&T Mobility LLC, a wholly-owned subsidiary of AT&T, in May 2008 that expires in April 2010.  Previously, in December 2006, we entered into another contract covering certain business care services that has been extended through March 31, 2009, while the parties negotiate a new agreement for such services.  We entered into a services agreement and statement of work with T-Mobile (the “T-Mobile Contract”) for the provision of certain call center services, each having an initial term expiring September 30, 2009, that automatically renews from year-to-year, subject to non-renewal by either party.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, investments, trade accounts receivable, accounts payable, derivative instruments, a line of credit and long-term debt. Carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short term nature of these accounts. Investments and derivative instruments are reported at fair value. Management believes differences between the fair value and the carrying value of the line of credit and long-term debt are not material because interest rates approximate market rates for material items.  As discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, effective January 1, 2008, we adopted SFAS No. 157 and SFAS No. 159.  In our adoption of SFAS No. 159, we did not identify any assets or liabilities, previously recorded at other than fair value, which we determined to begin measuring at fair value.

The following table summarizes our financial instruments measured at fair value as of December 31, 2008 and 2007.

	As of
	December 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Cash and cash equivalents	$9,580	$—	$23,026	$—
Investments	8,437	—	16,349	—
Derivative instruments	—	2,323	27	—
Total	$18,017	$2,323	$39,402	$—

Cash and Cash Equivalents

We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  As of December 31, 2007, included in cash and cash equivalents was commercial paper with a fair value of $13,079.  We did not have any investments in commercial paper as of December 31, 2008.

Investments

As of December 31, 2008 and 2007, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2008:
Corporate debt securities	$8,513	$9	$(85)	$8,437

As of December 31, 2007:
Corporate debt securities	$16,412	$59	$(122)	$16,349

During the year ended December 31, 2008, we recognized a loss totaling $500 (representing the entire basis amount) on a Lehman Brothers corporate debt security that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.  The Lehman Brothers corporate debt security was in an unrealized loss position for eleven months prior to the recognition of the other-than-temporary impairment.  We do not consider the remainder of our investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a market price recovery or maturity.  We did not record any other-than-temporary impairments for the years ended December 31, 2007 or 2006.

The following table summarizes the aggregate fair value of those investments in a gross unrealized loss position:

	As of
	December 31, 2008	December 31, 2007
Investments in a continuous unrealized loss position for less than 12 months
Aggregate unrealized losses on corporate debt securities	$(38)	$(122)
Aggregate fair value of corporate debt securities	1,996	7,981

Investments in a continuous unrealized loss position for greater than 12 months
Aggregate unrealized losses on corporate debt securities	$(47)	$—
Aggregate fair value of corporate debt securities	3,447	—

Proceeds from the sale of investment securities available for sale were $18,742, $26,348 and $373,466 in 2008, 2007 and 2006, respectively; gross realized gains included in other income in 2008, 2007 and 2006 were $1, $nil and $148, respectively; and gross realized losses included in other income in 2008, 2007 and 2006 were $501, $0 and $20, respectively.

As of December 31, 2008, the basis of investments available for sale by contractual maturity were:

	Within 1 Year	1 - 5 Years	After 5 Years	Total

Corporate debt securities	$5,991	$2,522	$—	$8,513
Total	$5,991	$2,522	$—	$8,513

Our corporate debt securities and commercial paper are valued using third party broker statements.  The value of the majority of our corporate debt securities is derived from quoted market information.  The inputs to the valuation are generally classified as Level 1 given the active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.  The value of commercial paper is derived from pricing models using inputs based upon market information, including face value, contractual terms and interest rates.

Derivative Instruments and Hedging Activities

We enter into foreign exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign currency exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries.  However, our client contracts generate revenues which are paid to us in U.S. dollars.  During 2008, we entered into Canadian dollar forward contracts with Wells Fargo Bank for $98.4 million Canadian dollars to hedge our foreign currency risk with respect to our labor costs in Canada.  As of December 31, 2008, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.

During the years ended December 31, 2008, 2007 and 2006, we recorded (losses) gains of approximately ($3,445), $1,828 and $768, respectively, for the settled Canadian dollar forward contracts included as a component of Cost of Services in the accompanying Consolidated Statements of Operations and Other Comprehensive (Loss) Income.  As of December 31, 2008, we had $2,323 in derivative liabilities, and a related tax benefit of $879.  As of December 31, 2007, we had $29 in derivative assets and related tax expense of $9.  As of December 31, 2008, we had contracted to purchase $49.2 million Canadian dollars to be delivered periodically through December 2009 at a purchase price which is no more than $42.9 million and no less than $42.2 million.

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

	Assets and Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial assets:
Corporate debt securities	$7,441	$996	$—	$8,437
Total financial assets	$7,441	$996	$—	$8,437

Financial liabilities:
Derivative instruments	$—	$2,323	$—	$2,323
Total financial liabilities	$—	$2,323	$—	$2,323

7. PROPERTY, PLANT & EQUIPMENT

Our property, plant and equipment as of December 31, 2008 and 2007, consisted of the following, by asset class:

	As of December 31,
	2008	2007
Land	$1,671	$1,733
Buildings and improvements	47,895	39,413
Telephone and computer equipment	48,092	50,443
Software	29,937	27,866
Furniture, fixtures, and miscellaneous equipment	21,285	21,008
Construction in progress	3,388	8,047
	152,268	148,510
Less accumulated depreciation	(92,660)	(90,978)
Total property, plant and equipment, net	$59,608	$57,532

8. DEBT

As of December 31, 2008 and 2007, respectively, we had the following balances outstanding on our long-term debt facilities:

	As of December 31,
	2008	2007
3.65% secured equipment loan	$—	$446
Secured equipment promissory note	2,484	3,665
Canadian dollar secured equipment loan	4,010	7,244
Capital leases	327	—
	6,821	11,355
Less current portion of long-term debt	(3,366)	(3,975)
Long-term debt, less current portion	$3,455	$7,380

As of December 31, 2008, future scheduled annual principal payments on long-term debt (excluding capital leases) are:

Amount
2009	$3,295
2010	3,199
$6,494

Line of Credit

We maintain a $10.0 million secured line of credit with Wells Fargo Bank, N.A. (the “Bank”) which we use to finance regular, short-term operating expenses.  The line of credit expires June 30, 2009.  Effective June 30, 2008, we entered into the Fifth Amendment to the Credit Agreement (the “amendment”).  Under the amendment, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 1% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.5% above LIBOR, when our total tangible net worth is $110 million or greater.  If our total tangible net worth is less than $110 million, borrowings under this line of credit bear interest at either a fluctuating rate per annum that is 0.75% below the Prime Rate or at a fixed rate per annum determined by the Bank to be 1.75% above LIBOR.  The interest rate on this facility was 2.25% as of December 31, 2008.  Under the amendment, at the end of each fiscal quarter, we must maintain a tangible net worth of $105 million plus 25% of net income (only if positive) for each fiscal quarter, beginning with the first quarter of 2008.  We also must maintain unencumbered liquid assets having an aggregate fair market value of not less than $10 million measured at the end of each fiscal quarter.  In connection with the amendment, we also granted the Bank a security interest in all of our accounts receivable, other rights to payment and general intangibles, including those of our subsidiary, StarTek USA, Inc.  We were in compliance with all of our debt covenants related to this facility as of December 31, 2008 and 2007.  No amounts were outstanding under this line of credit as of December 31, 2008 or 2007.

3.65% Secured Equipment Loan

As of December 31, 2007, we had an outstanding balance of approximately $0.4 million on a secured equipment loan with Wells Fargo Equipment Finance, Inc.  We made our final principal payment on February 28, 2008 and as of December 31, 2008, there was no outstanding balance.

Secured Equipment Promissory Note

On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc.  The loan will be repaid with interest in 48 monthly installments of $0.115 million until maturity on November 30, 2010. The borrowings bear interest at an annual rate of 6.38% and are secured by fixed assets and tenant improvements at certain of our U.S. facilities.  The borrowings may be repaid early without penalty.  The promissory note is guaranteed by StarTek, Inc. and our subsidiary, StarTek Canada Services, Ltd.  Under the guarantee agreement, if StarTek USA, Inc. fails to pay its obligations under the loan agreement when due, the guarantors agree to full and prompt payment of each and every debt, liability and obligation of every type and description that StarTek USA, Inc. may now or in the future owe to Wells Fargo Equipment Finance, Inc.

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

9. SHARE-BASED COMPENSATION

On May 5, 2008, our stockholders approved the StarTek, Inc. 2008 Equity Incentive Plan (the “Plan”).  The Plan replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan (together, the “Prior Plans”).  A total of 900,000 shares were authorized for grant under the Plan.  In addition, a total of 274,298 shares remaining available for future grants under the Prior Plans were carried over and were made available for grant under the Plan.  The types of awards that may be granted under the Plan include restricted stock awards, restricted stock unit awards, stock option awards, stock appreciation rights and performance units.  The Compensation Committee (the “Committee”) also has the discretion to grant other types of awards, as long as they are consistent with the terms and purposes of the Plan.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee may determine the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

On May 5, 2008, our stockholders approved the StarTek, Inc. Employee Stock Purchase Plan (the “ESPP”).  Under the ESPP, participants may purchase our common stock as of the last day of a purchase period at a price, which shall be no less than the lesser of (a) 85% of the closing price of a share of common stock on the first day of the purchase period; or (b) 85% of the closing price of a share of common stock on the last day of the purchase period.  The purchase period is defined as each quarterly period commencing January 1 and ending March 31, commencing April 1 and ending June 30, commencing July 1 and ending September 30, or commencing October 1 and ending December 31, unless otherwise determined by the Committee.  Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the ESPP if employed by the Company for at least six months prior to the start of a Purchase Period and whose customary employment is at least 20 hours per week.  Participating employees may elect to have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the ESPP.

The compensation cost that has been charged against income for the Plan, the Prior Plans, the ESPP, and for restricted stock awards granted outside of those plans (together, the “Plans”), for the years ended December 31, 2008, 2007 and 2006 was $1,493, $1,107 and $321, respectively, and is included in selling, general and administrative expense.  The total income tax benefit recognized in our Consolidated Statements of Operations related to share-based compensation arrangements was $560, $415 and $92 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, there was $3,939 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.67 years.

Stock Options

A summary of option activity under the Plans as of December 31, 2008, and changes during the years ended December 31, 2008, 2007 and 2006 are presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term (in yrs)	(000s)
Outstanding as of December 31, 2005	981,490	$19.68
Granted	282,840	13.29
Exercised	(64,700)	17.19
Forfeited	(150,870)	14.96
Expired	(108,560)	20.56
Outstanding as of December 31, 2006	940,200	$18.58
Granted	1,379,180	9.85
Exercised	—	—
Forfeited	(427,866)	11.95
Expired	(271,172)	20.90
Outstanding as of December 31, 2007	1,620,342	$12.50
Granted	465,000	8.38
Exercised	—	—
Forfeited	(335,679)	10.42
Expired	(120,961)	17.06
Outstanding as of December 31, 2008	1,628,702	$11.45	8.04	$68
Exercisable as of December 31, 2008	615,894	$14.85	6.96	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $3.24,  $4.10 and $2.94, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $0 and $353, respectively.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $2,408, $389 and $130, respectively.  As of December 31, 2008, there were 1,098,278 shares available for future grant under our equity compensation plans.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2008	2007	2006
Risk-free interest rate	1.26% - 3.60%	3.16% - 4.74%	4.53% - 5.11%
Dividend yield	0%	0%	6.63% - 9.02%
Expected volatility	43.81% - 57.62%	43.12% - 50.47%	42.57%
Expected life in years	4.1	4.3	4.1

The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant.  Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Restricted Stock Awards

Restricted share activity during the years ended December 31, 2008 and 2007 was as follows.  There were no restricted shares outstanding during the year ended December 31, 2006.

	Number of	Weighted-Average
	Restricted Shares	Grant Date Fair Value
Nonvested balance as of December 31, 2006	—	$—
Granted	40,000	12.37
Vested	—	—
Forfeited	—	—
Nonvested balance as of December 31, 2007	40,000	$12.37
Granted	47,800	9.01
Vested	(18,733)	11.40
Forfeited	(7,000)	9.01
Nonvested balance as of December 31, 2008	62,067	$10.45

Included in the table above are grants of restricted stock awards made outside the Plan or the Prior Plans to A. Laurence Jones and David G. Durham.  On January 5, 2007, Mr. A. Laurence Jones was granted 30,000 restricted shares pursuant to his appointment as President and Chief Executive Officer.  These shares vest as follows:  10,000 shares on January 5, 2008 and 20,000 shares on January 5, 2011, provided that the restrictions on the 20,000 share tranche may lapse earlier pursuant to certain performance criteria.  The performance criteria specify that the 20,000 share tranche may vest as to 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2008 fiscal year and 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2009 fiscal year.  On September 10, 2007, Mr. David G. Durham was granted 10,000 restricted shares pursuant to his appointment as Executive Vice President, Treasurer, and Chief Financial Officer.  These shares vest in the same manner as those restricted shares granted under the Plan.  The total fair value of restricted stock awards vested during the years ended December 31, 2008, 2007 and 2006 was $213, $0 and $0, respectively.

Employee Stock Purchase Plan

The first purchase period under the ESPP commenced July 1, 2008.  We completed two offering periods in 2008 in which 18,580 shares were purchased at $5.46 per share on September 30, 2008 and 18,741 shares were purchased at $3.78 per share on December 31, 2008.    Total expense recognized related to the ESPP during the year ended December 31, 2008 was $68.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

2008
Risk-free interest rate	0.85% - 1.87%
Dividend yield	0%
Expected volatility	34.06% - 39.82%
Expected life in years	3 months

The weighted average grant date fair value of these shares was $1.80 per share during the year ended December 31, 2008.

10. NET INTEREST AND OTHER INCOME

Net interest and other income for the years ended December 31, 2008, 2007 and 2006 were composed of the following:

	Year Ended December 31,
	2008	2007	2006
Interest income	$1,210	$1,579	$1,433
Interest expense	(726)	(854)	(196)
Net gain (loss) on sale of assets	5	(60)	98
Recovery of previously impaired asset	118	128	663
Realized (loss) gain on investments available for sale	(500)	—	128
Investment and other (loss) income	(52)	(48)	—
Net interest and other income	$55	$745	$2,126

During 2008, we recognized a loss of $500 on an investment in Lehman Brothers corporate debt securities that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.  In 2001, we recognized impairment losses related to our investment in Six Sigma, LLC, which we determined was other-than-temporarily impaired due to the bankruptcy filing of Six Sigma, LLC.  During 2008, 2007 and 2006, we recovered $117, $128 and $663, respectively, in cash from the bankruptcy proceedings, and this amount was recognized in other income.

11. INCOME TAXES

Pre-tax net book income from continuing operations was:

	Year Ended December 31,
	2008	2007	2006
U.S.	$(15,873)	$(7,810)	$4,302
Foreign	293	4,456	3,765
Total	$(15,580)	$(3,354)	$8,067

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(838)	$(1,893)	$1,398
State	(108)	(205)	246
Foreign	1,872	1,159	2,343
Total current (benefit) expense	$926	$(939)	$3,987

Deferred:
Federal	$(5,241)	$(1,554)	$(393)
State	(682)	(169)	(69)
Foreign	(1,108)	421	(930)
Net change in valuation allowance	(45)	1,718	(292)
Total deferred (benefit) expense	$(7,076)	$416	$(1,684)

Income tax (benefit) expense	$(6,150)	$(523)	$2,303

Income tax benefits associated with disqualifying dispositions of equity awards during 2008, 2007 and 2006 reduced income taxes by $nil, $0 and $97, respectively. Such benefits were recorded as an increase to additional paid-in capital.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007 were:

	Year Ended December 31,
	2008	2007
Current deferred tax assets:
Bad debt allowance	$12	$—
Vacation accrual	667	—
Unrealized loss on investments	37	—
Self-funded insurance program	266	—
Restructuring costs	223	165
Impairment losses	1,117	—
Loss on impaired investments	189	—
Unrealized loss on derivative instruments	879	—
Total current deferred tax assets	$3,390	$165

Current deferred tax liabilities:
Vacation accrual	$—	$635
Unrealized loss on investments	—	14
Self-funded insurance program	—	61
Prepaids	(542)	(531)
Cumulative translation adjustment	(663)	(1,454)
Other	—	1
Total current deferred tax liabilities	$(1,205)	$(1,274)

Long-term deferred tax assets (liabilities):
Depreciation, amortization, and gain/loss	$(817)	$1,483
Loss on impaired investments	986	974
Foreign tax credit carryforward	554	554
Capital loss carryforward	290	1,718
Stock-based compensation	921	457
Deferred compensation	31	56
Lease inducement	234	367
Work opportunity credit carryforward	3,048	—
Charitable contribution carryforward	28	—
Operating loss caryforward	3,823	—
Restructuring costs	538	—
Other	154	349
Net long-term deferred tax assets	$9,790	$5,958

Subtotal	$11,975	$4,849
Valuation allowance	(844)	(2,272)

Total net deferred tax asset	$11,131	$2,577

As of December 31, 2007, we had net current deferred tax assets in our foreign tax jurisdictions and net current deferred tax liabilities in the U.S.  Accordingly, these items have been presented separately in the above table for the year ended December 31, 2007.  As of December 31, 2008, we had net current deferred tax assets in both our foreign tax jurisdictions and in the U.S.  As such, they are presented net in the above table for the year ended December 31, 2008.

Deferred taxes are not recognized on temporary differences from undistributed earnings of foreign subsidiaries of approximately $25,009 as these earnings are deemed to be permanently reinvested.  We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2008 because we intend to reinvest such earnings indefinitely outside of the U.S.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2008, 2007 and 2006 were:

	Year Ended December 31,
	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of federal benefit)	2.5%	4.9%	1.7%
Release of reserve for state audit settlements	0.0%	0.0%	-5.1%
Effect of change in Canadian tax rate	-2.4%	0.0%	0.0%
Capital loss valuation allowance	0.3%	-51.2%	-3.6%
Work opportunity tax credits	5.5%	29.2%	-1.7%
Other, net	-1.4%	-2.3%	2.2%
Total	39.5%	15.6%	28.5%

The effective tax rate increased from 15.6% in 2007 to 39.5% in 2008.  The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration.  This impact was offset by decreased work opportunity credits during 2008 compared to 2007 and the change in the Canadian statutory tax rate during 2008.  Effective January 1, 2008, the general corporate income tax rate in Canada was reduced from 22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%.  The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets.

As of December 31, 2008, we had gross capital loss carry forwards of $766, which expire as follows: $444 in 2009 and $322 in 2010.  During 2007, we established a tax-basis valuation allowance which reduces our long-term deferred tax asset, related to these capital loss carry forwards that management does not believe will be offset by sufficient future capital gains before they expire.  As of December 31, 2008, we had gross foreign tax credit carry forwards of $554, which expire as follows:  $25 in 2011, $4 in 2012, and $525 in 2013.  A full tax-basis valuation allowance was established against these carry forwards during 2007 and 2006 due to the fact that it is more likely than not that these credits will not be used prior to their expiration date.  Our total valuation allowance related to capital loss carry forwards and foreign tax credit carry forwards is $1,320 as of December 31, 2008.

As of December 31, 2008, we had gross federal net operating loss carry forwards of $10,017.  These carry forwards can be used to offset future taxable income and expire in 2028.  We have not recorded a valuation allowance related to the net operating loss carry forwards and other temporary items as management believes it is more likely than not that we will be able to use the benefit to reduce future tax liabilities.  In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  We made this evaluation as of December 31, 2008 and believe our deferred tax assets will primarily be realized through the generation of future taxable income, as well as through the reversal of our existing temporary differences and the execution of available tax planning strategies. We believe it is “more likely than not” based upon our current estimates of future taxable income that the deferred tax assets will be realized.  A valuation allowance may be required if we are unable to generate future taxable income.  A tax valuation allowance could have a significant negative impact on future earnings.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the government of the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, we have been granted approval for a Tax Holiday which expires in 2012.  The aggregate effect on income tax expense for the years ended December 31, 2008, 2007 and 2006 was $nil, $0 and $0, respectively, which had a favorable impact on net income per share of $nil, $0 and $0, respectively.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Year Ended December 31,
	2008	2007
Accumulated foreign currency translation adjustments:
Beginning balance	$2,553	$1,222
Translation adjustments	(2,057)	2,126
Taxes associated with translation adjustments	594	(795)
Ending balance	$1,090	$2,553
Accumulated unrealized derivative (losses) gains:
Beginning balance	$20	$(235)
(Loss) gain reclassified to earnings, net of tax	(2,084)	1,543
Change in fair value of cash flow hedges, net of tax	3,508	(1,288)
Ending balance	$1,444	$20
Accumulated unrealized losses on available for sale securities:
Beginning balance	$(29)	$1
Loss reclassified to earnings, net of tax	(303)	—
Change in fair value of available for sale securities, net of tax	271	(30)
Ending balance	$(61)	$(29)

13.  COMMITMENTS AND CONTINGENCIES

Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rental expense, including equipment rentals, for 2008, 2007 and 2006 was $6,900, $4,602 and $4,416, respectively.  As of December 31, 2008, future minimum rental commitments for operating leases were:

Minimum Lease
Payments
2009	$6,863
2010	6,749
2011	5,849
2012	4,209
2013	2,958
Thereafter	6,984
Total minimum lease payments	$33,612

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

Purchase
Obligations
2009	$62
Thereafter	—
Total purchase obligations	$62

Legal Proceedings

We and six of our former directors and officers have been named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005.  Those actions have been consolidated by the federal court.  The consolidated action is a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”).  The consolidated complaint alleges that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated.  The complaints allege claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiffs in both cases seek compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation.  On May 23, 2006, we and the individual defendants moved the court to dismiss the action in its entirety.

On March 28, 2008, the motion was denied with respect to the claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, except the claim under Section 20(a) of the Securities Exchange Act of 1934 was dismissed against two of the individual defendants.  On the same date, the motion was granted with respect to the claims under Sections 11 and 15 of the Securities Act of 1933 without prejudice to plaintiffs filing an amended complaint with respect to such claims.  On May 19, 2008, the plaintiffs filed an amended complaint.  On June 5, 2008, we and the individual defendants moved the court to dismiss the amended complaint in its entirety.  On November 6, 2008, the motion was granted with respect to certain claims relating to representations regarding the Company’s supply-chain management business, but was denied as to all other claims.  We believe we have valid defenses to the claims and intend to defend the litigation vigorously.

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

14.  SEGMENT INFORMATION

We operate within three business segments, the U.S., Canada and Offshore, which represented 66.4%, 33.4% and 0.2%, respectively, of consolidated revenues in 2008.  The U.S. and Canada represented 60.9% and 39.1%, respectively, of consolidated revenues for 2007, and 58.4% and 41.6% of consolidated revenues for 2006.  The business segments align with those regions in which our services are rendered.  As of December 31, 2008, the U.S. segment included the operations of our thirteen facilities in the U.S., the Canada segment included the operations of our six facilities in Canada and the Offshore segment included the operations of our facility in Makati City, Philippines.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2008, 2007 and 2006 is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Revenue:
United States	$181,313	$149,389	$138,855
Canada	90,929	95,915	98,757
Offshore	648	—	—
Total	$272,890	$245,304	$237,612

Gross profit:
United States	$30,861	$33,402	$29,256
Canada	4,928	5,815	6,932
Offshore	(1,395)	—	—
Total	$34,394	$39,217	$36,188

Depreciation:
United States	$12,526	$11,480	$10,438
Canada	5,040	5,612	6,320
Offshore	237	—	—
Total	$17,803	$17,092	$16,758

Capital expenditures:
United States	$21,739	$12,883	$9,665
Canada	1,844	2,324	10,445
Offshore	4,396	—	—
Total	$27,979	$15,207	$20,110

	As of December 31,
	2008	2007
Total property, plant and equipment, gross:
United States	$110,656	$98,268
Canada	37,270	50,242
Offshore	4,342	—
Total	$152,268	$148,510

Total assets:
United States	$123,967	$127,206
Canada	17,099	28,252
Offshore	5,798	—
Total	$146,864	$155,458

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2008 and 2007.

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$64,745	$65,619	$69,056	$73,470
Gross profit	9,583	8,414	8,295	8,102
Selling, general and administrative expenses	10,090	10,227	10,205	10,292
Impairment losses and restructuring charges	108	5,500	346	3,271
Operating loss	(615)	(7,313)	(2,256)	(5,461)
Loss from continuing operations	(331)	(4,519)	(1,449)	(3,141)
Loss from discontinued operations	—	—	(461)	—
Net loss	$(331)	$(4,519)	$(1,910)	$(3,141)

Basic net loss per share from:
Continuing operations	$(0.02)	$(0.31)	$(0.10)	$(0.21)
Discontinued operations	—	—	(0.03)	—
Net loss	$(0.02)	$(0.31)	$(0.13)	$(0.21)

Diluted net loss per share from:
Continuing operations	$(0.02)	$(0.31)	$(0.10)	$(0.21)
Discontinued operations	—	—	(0.03)	—
Net loss	$(0.02)	$(0.31)	$(0.13)	$(0.21)

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$57,647	$58,832	$63,169	$65,656
Gross profit	8,910	8,537	10,316	11,454
Selling, general and administrative expenses	9,392	9,040	9,693	10,866
Impairment losses and restructuring charges	—	3,018	1,032	275
Operating (loss) income	(482)	(3,521)	(409)	313
Net (loss) income	$(189)	$(3,443)	$371	$430

Basic net (loss) income per share	$(0.01)	$(0.23)	$0.03	$0.03
Diluted net (loss) income per share	$(0.01)	$(0.23)	$0.03	$0.03

16.  SUBSEQUENT EVENT

On February 25, 2009, after a competitive auction, we entered into an agreement to sell Domain.com, our wholly-owned subsidiary, to A. Emmet Stephenson, Jr. in exchange for cash of $7,075.  Mr. Stephenson as the highest bidder.  Mr. Stephenson is one of our co-founders, served as Chairman of the Board of Directors until his retirement on May 31, 2006 and managed the Domain.com subsidiary since 2006.  Mr. Stephenson owns approximately 19.7% of our common shares outstanding.  The effective date of the sale is February 25, 2009 and upon that date we recognized a gain of $7,050.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Our independent registered public accounting firm, Ernst & Young LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2008. Ernst & Young LLP’s report is included in Item 9A. of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited StarTek Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 2, 2009

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.    See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  An Index of Exhibits follows the signature pages of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(REGISTRANT)

By:	/s/ A. LAURENCE JONES	Date: March 3, 2009
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: March 3, 2009
David G. Durham
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. LAURENCE JONES	President and Chief Executive Officer	Date: March 3, 2009
A. Laurence Jones

/s/ DAVID G. DURHAM	Executive Vice President, Chief Financial	Date: March 3, 2009
David G. Durham	Officer and Treasurer

/s/ ED ZSCHAU	Chairman of the Board	Date: March 3, 2009
Ed Zschau

/s/ ALBERT C. YATES	Director	Date: March 3, 2009
Albert C. Yates

/s/ P. KAY NORTON	Director	Date: March 3, 2009
P. Kay Norton

/s/ HARVEY A. WAGNER	Director	Date: March 3, 2009
Harvey A. Wagner

STARTEK, INC.

INDEX OF EXHIBITS

		Incorporated Herein by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Company.	S-1	3.1	1/29/1997
3.2	Restated Bylaws of the Company.	8-K	3.2	8/2/2007
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1	Registration Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson, Jr.	10-K	10.47	3/9/2004
10.2	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson.	10-K	10.48	3/9/2004
10.3†	StarTek, Inc. Stock Option Plan, as amended.	Def 14a	A	3/27/2007
10.4†	Form of Stock Option Agreement.	S-1/A	10.2	3/7/1997
10.5†	Form of Option agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule).	8-K	10.26	6/16/2006
10.6†	StarTek, Inc. Director Stock Option Plan, as amended.	Def 14a	B	3/27/2007
10.7†	Form of Option Agreement pursuant to StarTek, Inc. Director Stock Option Plan.	8-K	10.2	9/9/2004
10.8†	StarTek, Inc. Employee Stock Purchase Plan.	Def14a	A	3/20/2008
10.9†	StarTek, Inc. 2008 Equity Incentive Plan.	Def14a	B	3/20/2008
10.10†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.2	5/5/2008
10.11†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.3	5/5/2008
10.12†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.4	5/5/2008
10.13†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.5	5/5/2008
10.14†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.6	5/5/2008
10.15†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors.	10-K	10.49	3/9/2004
10.16†	Form of Executive Confidentiality and Non-competition Agreement.	8-K	10.1	9/14/2004
10.17†	Form of Executive Employment Contract.	8-K	10.115	8/21/2007
10.18†	Amendment No. 1 to Form of Executive Employment Contract.	10-K	10.11	2/29/2008
10.19†	Employment Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.78	1/08/2007
10.20†	Amendment to employment agreement of A. Laurence Jones signed July 9, 2007.	10-Q	10.110	8/8/2007
10.21†	Amendment to employment agreement of A. Laurence Jones signed May 23, 2008.	10-Q	10.9	8/11/2008
10.22†	Option Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.79	1/08/2007
10.23†	Restricted Stock Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.80	1/08/2007
10.24†	Employment Agreement (Stock Option and Restricted Stock agreements are attachments to the Employment Agreement) between StarTek, Inc. and David G. Durham dated August 22, 2007.	8-K	10.116	8/27/2007
10.25†	Transition Agreement between StarTek, Inc. and Mr. Michael Griffith effective September 30, 2008.	8-K	10.1	9/30/2008
10.26†	2007 Sales Commission Plan.	10-Q	10.113	8/8/2007

10.27†	Sales Commission Plan (2008 and 2009).	10-K	10.24	2/29/2008
10.28†	Amended Sales Commission Plan (2008 and 2009).	10-Q	10.1	10/31/2008
10.29†	Incentive Bonus Plan (2008 and 2009).	10-K	10.25	2/29/2008
10.30	Credit Agreement and $10,000,000 Revolving Line of Credit Note between StarTek, Inc. and Wells Fargo Bank West, National Association dated June 30, 2003.	10-Q	10.32	8/14/2003
10.31	Renewal and Amended Credit Agreement by and between StarTek, Inc. and Wells Fargo NA, dated June 30, 2005.	8-K	10.34	7/5/2005
10.32	Third Amendment to Credit Agreement and $10,000,000 Revolving Line of Credit Note, each entered into as of June 1, 2007.	8-K	10.88	7/3/2007
10.33	Fourth Amendment to Credit Agreement entered into as of April 30, 2008.	10-Q	10.23	8/11/2008
10.34	Fifth Amendment to Credit Agreement, $10,000,000 Revolving Line of Credit Note, and Addendum to Promissory Note, each entered into as of June 30, 2008.	10-Q	10.24	8/11/2008
10.35	Continuing Security Agreement between StarTek USA, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.	10-Q	10.25	8/11/2008
10.36	Continuing Security Agreement between StarTek, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.	10-Q	10.26	8/11/2008
10.37	Promissory Note to Wells Fargo Equipment Finance, Inc.	10-K	10.50	3/9/2004
10.38	Security Agreement between StarTek Canada Services, Ltd. and Wells Fargo Equipment Finance Company.	8-K	10.74	11/21/2006
10.39	Form of Guaranty of StarTek Canada Obligations executed by StarTek, Inc. and StarTek USA, Inc.	8-K	10.75	11/21/2006
10.40	Promissory Note between StarTek USA, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	10.76	11/21/2006
10.41	Form of Guaranty of StarTek USA Obligations executed by StarTek, Inc. and StarTek Canada Services, Ltd.	8-K	10.77	11/21/2006
10.42	Share Purchase Agreement by and among StarTek, Inc., StarTek Europe Ltd. and Taelus Limited, dated September 30, 2004.	8-K	10.1	10/6/2004
10.43	Promissory Note between StarTek USA, Inc. and DPL Corporation Southeast.	8-K	10.72	12/21/2005
10.44#	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.120	11/6/2007
10.45#	Amendment No. 1 effective February 24, 2008 to Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.7	5/6/2008
10.46#	Master Services Agreement No. GAMSA-STAR081106-00 effective August 11, 2006 between StarTek USA, Inc. and Cingular Wireless LLC.	10-K	10.85	3/15/2007
10.47#	Amendment No. cing7367.A.001 effective December 7, 2007 to Master Services Agreement No. GAMSA-STAR081106-00 effective August 11, 2006 between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC).	10-K	10.46	2/29/2008
10.48#	Statement of Work GASOW-STAR100606-00 dated December 21, 2006, between StarTek USA, Inc. and Cingular Wireless, LLC.	10-K	10.83	3/15/2007
10.49#	Amendment Cing7866.A.001 effective April 16, 2008 between StarTek USA, Inc. and AT&T Mobility LLC	10-Q	10.15	8/11/2008
10.50*	Amendment No. GASOW-STAR100606-00.A.004 effective March 1, 2009 to GASOW-STAR100606-00 between StarTek USA, Inc. and AT&T Mobility LLC (successor-in-interest to Cingular Wireless, LLC)
10.51#	Work Order 20080122.003.C effective May 1, 2008 between StarTek USA, Inc. and AT&T Mobility LLC	10-Q	10.14	8/11/2008
10.52*&	Work Order GAMSA-STAR081106-00.S.001 effective October 1, 2008, between StarTek USA, Inc. and AT&T Mobility LLC (f/k/a Cingular Wireless, LLC)

10.53*&	Work Order GAMSA-STAR081106-00.S.004 effective December 1, 2008, between StarTek, Inc. and AT&T Mobility LLC (f/k/a Cingular Wireless, LLC)
10.54#	Contact Call Center Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc., effective January 26, 2007.	10-Q	10.90	5/8/2007
10.55#	Amendment 20070105.006.A.001 effective October 31, 2007 to Master Services Agreement 20070105.006.C entered on January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.50	2/29/2008
10.56#	Agreement Order No. 20070105.006.S.002 for Tier III Service Management by and between StarTek, Inc. and AT&T Services, Inc., signed May 2, 2007.	10-Q	10.105	8/8/2007
10.57#	Amendment 20070105.006.S.002.A.001 effective June 27, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.16	8/11/2008
10.58*	Termination of Agreement Order No. 20070105.006.S.002 effective 12/31/2008
10.59#	Agreement Order 20070105.006.S.007 for EMBR Program between StarTek, Inc. and AT&T Crop. signed June 15, 2007.	10-Q	10.106	8/8/2007
10.60#	Amendment 20070105.006.S.007.A.001 effective July 14, 2008 between StarTek, Inc. and AT&T Crop.	10-Q	10.17	8/11/2008
10.61#	General Agreement Order 20070105.006.S.008 effective June 19, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.18	8/11/2008
10.62#	General Agreement Order 20070105.006.S.009 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.19	8/11/2008
10.63#	General Agreement Order 20070105.006.S.010 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.20	8/11/2008
10.64#	General Agreement Order 20070105.006.S.011 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.21	8/11/2008
10.65#	General Agreement Order 20070105.006.S.012 effective July 10, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.22	8/11/2008
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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