Form 10-Q
period 2009-03-31
STARTEK INC
filed 2009-05-08
CIK 1031029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value — 14,831,288 shares as of April 15, 2009.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.  Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those items set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$70,711	$64,583
Cost of services	59,988	55,116
Gross profit	10,723	9,467
Selling, general and administrative expenses	9,692	10,090
Impairment losses and restructuring charges	6,437	108
Operating loss	(5,406)	(731)
Net interest and other (expense) income	(75)	310
Loss from continuing operations before income taxes	(5,481)	(421)
Income tax benefit	(1,493)	(18)
Net loss from continuing operations	(3,988)	(403)
Income from discontinued operations, net of tax (including gain on disposal of $6,937 during the three months ended March 31, 2009)	4,640	72
Net income (loss)	$652	$(331)

Basic and diluted net income (loss) per share from:
Continuing operations	$(0.27)	$(0.03)
Discontinued operations	0.31	0.01
Net income (loss)	$0.04	$(0.02)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,096	$9,580
Investments	1,982	8,437
Trade accounts receivable, less allowance for doubtful accounts of $32 and $32, respectively	49,327	51,510
Income tax receivable	2,410	2,675
Deferred income tax assets	2,124	2,185
Prepaid expenses and other current assets	2,813	3,273
Total current assets	84,752	77,660

Property, plant and equipment, net	54,644	59,608
Long-term deferred income tax assets	8,047	8,946
Other assets	618	650
Total assets	$148,061	$146,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,708	$6,193
Derivative liability	1,842	2,323
Accrued liabilities:
Accrued payroll	8,407	9,158
Accrued compensated absences	4,885	4,856
Accrued restructuring costs	1,948	995
Other accrued liabilities	3,022	2,317
Current portion of long-term debt	3,349	3,366
Other current liabilities	852	883
Total current liabilities	28,013	30,091

Long-term debt, less current portion	2,535	3,455
Accrued restructuring costs	4,696	1,714
Deferred rent liability	4,301	4,501
Other liabilities	76	84
Total liabilities	39,621	39,845

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,833,288 and 14,813,912 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	148	148
Additional paid-in capital	64,959	64,440
Accumulated other comprehensive loss, net of tax	(165)	(415)
Retained earnings	43,498	42,846
Total stockholders’ equity	108,440	107,019
Total liabilities and stockholders’ equity	$148,061	$146,864

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income (loss)	$652	$(331)
Income from discontinued operations	4,640	72
Loss from continuing operations	(3,988)	(403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	4,011	4,400
Impairment of property, plant and equipment	1,756	—
Non-cash compensation cost	465	373
Deferred income taxes	746	(453)
Other, net	(3)	16
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,181	(7,504)
Prepaid expenses and other assets	449	570
Accounts payable	(2,558)	(1,592)
Income taxes, net	276	899
Accrued and other liabilities	3,855	638
Net cash provided by (used in)continuing operating activities	7,190	(3,056)
Cash (used in) provided by discontinued operating activities	(2,335)	72
Net cash provided by (used in) operating activities	4,855	(2,984)

Investing Activities
Purchases of investments available for sale	—	(5,624)
Proceeds from disposition of investments available for sale	6,530	4,954
Purchases of property, plant and equipment	(1,236)	(3,946)
Net cash provided by (used in) continuing investing activities	5,294	(4,616)
Cash provided by discontinued investing activities	7,075	—
Net cash provided by (used in) investing activities	12,369	(4,616)

Financing Activities
Principal payments on borrowings	(801)	(1,308)
Principal payments on line of credit	(22,236)	(9,290)
Proceeds from line of credit	22,236	10,962
Proceeds from issuance of common stock	53	—
Principal payments on capital lease obligations	(17)	(11)
Net cash (used in) provided by continuing financing activities	(765)	353
Cash provided by discontinued financing activities	—	—
Net cash (used in) provided by financing activities	(765)	353
Effect of exchange rate changes on cash	57	(430)
Net increase (decrease) in cash and cash equivalents	16,516	(7,677)
Cash and cash equivalents at beginning of period	9,580	23,026
Cash and cash equivalents at end of period	$26,096	$15,349

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$98	$161
Income taxes paid	$269	$503
Property, plant and equipment acquired or refinanced under long-term debt	$—	$385

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three months ended March 31, 2009, are not necessarily indicative of operating results that may be expected during any other interim period of 2009 or the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008, was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

Certain reclassifications have been made to 2008 information to conform to 2009 presentation due to the presentation of discontinued operations (see Note 5).

Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries.  The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date.  Revenues and expenses are translated at the weighted-average exchange rate during the reporting period.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) for which SFAS No. 157 was previously adopted.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q for additional information on the adoption of SFAS No. 157.

Effective January 1, 2009, we adopted FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Refer to Note 8, “Derivative Instruments,” of this Form 10-Q for additional information on the adoption of SFAS No. 161.

We adopted FASB No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for us for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.

2.  SEGMENT INFORMATION

We operate within three business segments, U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of March 31, 2009, the U.S. segment included the operations of our thirteen facilities in the U.S., the Canada segment included the operations of our five facilities in Canada and the Offshore segment included the operations of our facility in Makati City, Philippines.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended March 31,
	2009	2008
Revenue:
United States	$49,364	$39,958
Canada	19,181	24,625
Offshore	2,166	—
Total	$70,711	$64,583

Gross profit:
United States	$8,797	$8,006
Canada	1,746	1,461
Offshore	180	—
Total	$10,723	$9,467

3.  NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2009	2008

Loss from continuing operations	$(3,988)	$(403)
Income from discontinued operations, net of tax	4,640	72
Net income (loss)	$652	$(331)

Weighted average shares of common stock	14,753	14,705
Dilutive effect of stock options	—	—
Common stock and common stock equivalents	14,753	14,705

Basic net income (loss) per share from:
Continuing operations	$(0.27)	$(0.03)
Discontinued operations	0.31	0.01
Net income (loss)	$0.04	$(0.02)

Diluted net income (loss) per share from:
Continuing operations	$(0.27)	$(0.03)
Discontinued operations	0.31	0.01
Net income (loss)	$0.04	$(0.02)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,165 and 1,638 in the three months ended March 31, 2009 and 2008, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three months ended March 31, 2009, we incurred $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Condensed Consolidated Financial Statements.

Restructuring Charges

In August 2007, August 2008, December 2008 and February 2009, we closed facilities in Hawkesbury, Ontario, Big Spring, Texas, Petersburg, Virginia and Regina, Saskatchewan, respectively.  We have recorded restructuring charges related to lease costs and other expenses related to the facility closures.  In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized the liability when it was incurred, instead of upon commitment to a plan.  A significant assumption used in determining the amount of estimated liability incurred in closing a facility is the estimated liability for future lease payments on vacant facilities.  If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations.

We expect to incur total restructuring charges related to our Canada segment of approximately $6,796 ($2,360 and $4,436 related to the Hawkesbury and Regina closures, respectively).  We expect to incur total restructuring charges related to our U.S. segment of approximately $2,192 ($434 and $1,758 related to the Big Spring and Petersburg closures, respectively).  The cumulative amount paid as of March 31, 2009 related to the closure of Hawkesbury, Regina, Big Spring and Petersburg is $1,020, $156, $424 and $456, respectively.  We expect completion of the Hawkesbury, Petersburg and Regina restructuring plans no later than 2012, 2013 and 2013 respectively; however, it may be earlier depending on our ability to sublease the respective facility or buy-out the applicable lease.  During February 2009, we bought out the remainder of the lease at the Big Spring facility for approximately $184 and expect to pay the remainder of the restructuring costs during the second quarter of 2009.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of March 31, 2009, and changes during the three months ended March 31, 2009 is presented below:

	Facility-Related Costs
	Hawkesbury	Regina	Canada Total	Big Spring	Petersburg	U.S. Total	Company Total
Balance as of January 1, 2009	$1,099	$—	$1,099	$208	$1,402	$1,610	$2,709
Expense	16	4,436	4,452	31	198	229	4,681
Payments	(115)	(156)	(271)	(229)	(298)	(527)	(798)
Reclassification of long-term liability	—	136	136	—	(25)	(25)	111
Foreign currency translation adjustment	(35)	(24)	(59)	—	—	—	(59)
Balance as of March 31, 2009	$965	$4,392	$5,357	$10	$1,277	$1,287	$6,644

5.  DISCONTINUED OPERATIONS

On February 25, 2009, we entered into an agreement to sell the assets of Domain.com, our wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”) in exchange for cash of $7,075.  The assets of Domain.com consist of domain names, trademarks and corporation names.  We conducted an auction for the assets and received bids from multiple parties, including Mr. Stephenson.  Mr. Stephenson presented the highest bid, which represented the selling price, of $7,075 and the sale was completed effective February 25, 2009.  Mr. Stephenson is one of our co-founders, has managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involves a related party, the Audit Committee of our Board of Directors considered and approved the transaction.

The results of operations and cash flows of Domain.com have been reported in the Condensed Consolidated Statements of Operations as discontinued operations.  The following table summarizes the results of discontinued operations:

	Three Months Ended March 31,
	2009	2008
Operating income from discontinued operations before income taxes	$27	$116
Gain on the sale of discontinued operations	6,937	—
Income tax expense	(2,324)	(44)
Income from discontinued operations, net of tax	$4,640	$72

6.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended
	March 31,
	2009	2008
AT&T, Inc.	64.7%	49.4%
T-Mobile, a subsidiary of Deutsche Telekom	20.8%	27.8%

Our work for AT&T Inc. (AT&T) is covered by several contracts for a variety of different lines of AT&T business.  Our contract covering certain business care services with AT&T is currently being re-negotiated and has been extended through June 30, 2009, while the parties re-negotiate the agreement.   These services represent approximately 35.2% of our revenue from AT&T for the three months ended March 31, 2009.

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2009.

7.  INVESTMENTS

Investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2009:
Corporate debt securities	$1,988	$6	$(12)	$1,982

As of December 31, 2008:
Corporate debt securities	$8,513	$9	$(85)	$8,437

As of March 31, 2009, the investments in our portfolio have remaining contractual maturities within one year.  There are two investments as of March 31, 2009 that have carried unrealized losses for longer than twelve months.  However, we do not consider our investments to be other-than-temporarily impaired because we have the ability and intent to hold these investments until a market price recovery or maturity.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including investments, that are measured at fair value in the Condensed Consolidated Financial Statements.

8.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  We have elected to follow cash flow hedge accounting under SFAS No. 133 in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three months ended March 31, 2009 and 2008, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three months ended March 31, 2009 and 2008, these hedging commitments resulted in unrealized gains (losses), net of tax, of $294 and ($112), respectively. We realized losses of $1,652 and $208 during the three months ended March 31, 2009 and 2008, respectively.  The realized gains and losses were recognized in cost of services in our Condensed Consolidated Statements of Operations.   During the first quarter of 2009, we entered into Canadian dollar forward contracts with Wells Fargo Bank for a notional amount of $13,500 Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of March 31, 2009, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of March 31, 2009:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN $45,000

The above foreign exchange contracts are to be delivered periodically through December 2009 at a purchase price which is no more than $37,846 and no less than $37,529.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2009.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of March 31, 2009:

Fair value of derivatives designated as hedge instruments
Derivative assets:
Foreign exchange contracts	$92

Derivative liabilities:
Foreign exchange contracts	$(1,934)

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Gain or (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$294	$(1,652)	Cost of services

9.  FAIR VALUE MEASUREMENTS

In the first quarter of 2009, we adopted SFAS No. 157 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. We had previously adopted SFAS No. 157 for all financial assets and liabilities.  SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

Investments

As of March 31, 2009 and December 31, 2008, our investments consisted entirely of corporate debt securities.  Our corporate debt securities are valued using third-party broker statements.  The value of the majority of our corporate debt securities is derived from quoted market information.  The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Derivative Instruments and Hedging Activities

Our derivative instruments are valued using third-party broker or counterparty statements.  The value is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy.

Restructuring Charges

SFAS No. 146 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to an exit plan.  On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility, and the discount rate utilized to determine the present value of the future expected cash flows. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Condensed Consolidated Statements of Operations.

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three months ended March 31, 2009, we closed our facility in Regina, Saskatchewan, which resulted in $4,436 of accrued restructuring costs.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we would not sublease the vacant facility for the remainder of the lease term based on our knowledge of the Regina marketplace, as well as our historical inability to sublease our facilities in other locations in which we operate.  In the future, if we are able to sublease the facility, we may be required to record a gain in the Condensed Consolidated Statements of Operations.  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Impairment of Long-Lived Assets

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three months ended March 31, 2009, we recorded approximately $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we do not have current customer commitments and therefore, we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets which were not recoverable through future cash flows or could be used in another facility, we reduced the carrying value to fair value.  The fair value of these long-lived assets after the impairment charge was $228 as of March 31, 2009.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets and Liabilities Measured at Fair Value
	on a Recurring Basis as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$1,982	$—	$—	$1,982
Total fair value of assets measured on a recurring basis	$1,982	$—	$—	$1,982

Liabilities:
Derivative instruments	$—	$1,842	$—	$1,842
Total fair value of liabilities measured on a recurring basis	$—	$1,842	$—	$1,842

	Assets and Liabilities Measured at Fair Value
	on a Non-Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	$228	$228
Total fair value of assets measured on a non-recurring basis	$—	$—	$228	$228

Liabilities:
Accrued restructuring costs	$—	$—	$4,436	$4,436
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$4,436	$4,436

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income (loss):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$652	$(331)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(88)	(373)
Unrealized gain (loss) on available for sale securities, net of tax	44	(220)
Change in fair value of derivative instruments, net of tax	294	(112)
Comprehensive income (loss)	$902	$(1,036)

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended March 31,
	2009	2008
Accumulated foreign currency translation adjustments:
Beginning balance	$1,090	$2,553
Translation adjustments, net of tax	(88)	(373)
Ending balance	$1,002	$2,180
Accumulated unrealized derivative (losses) gains:
Beginning balance	$(1,444)	$20
Loss reclassified to earnings, net of tax	(1,033)	(140)
Change in fair value of cash flow hedges, net of tax	1,327	28
Ending balance	$(1,150)	$(92)
Accumulated unrealized losses on available for sale securities:
Beginning balance	$(61)	$(29)
Loss reclassified to earnings, net of tax	(3)	—
Change in fair value of available for sale securities, net of tax	47	(220)
Ending balance	$(17)	$(249)

11.  SHARE-BASED COMPENSATION

Compensation cost that has been charged against income related to share-based compensation for the three months ended March 31, 2009 and 2008, was $465 and $373, respectively, and is included in selling, general and administrative expense.  The total income tax benefit recognized in our Condensed Consolidated Statements of Operations related to share-based compensation arrangements was $174 and $140 for the three months ended March 31, 2009 and 2008, respectively.  A summary of activity during the three months ended March 31, 2009 related to our equity awards is presented below.

Stock Options

A summary of option activity as of March 31, 2009, and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2009	1,628,702	$11.45
Granted	527,500	4.05
Exercised	—	—
Forfeited	(30,383)	9.83
Expired	(19,184)	15.67
Outstanding as of March 31, 2009	2,106,635	$9.59
Exercisable as of March 31, 2009	659,392	$14.37

Restricted Shares

Restricted share activity during the three months ended March 31, 2009 was as follows:

	Restricted Shares	Grant Date Fair Value
Nonvested balance as of January 1, 2009	62,067	$10.45
Granted	—	—
Vested	(2,700)	9.01
Forfeited	(1,000)	9.01
Nonvested balance as of March 31, 2009	58,367	$10.54

12.  INCOME TAXES

The year-to-date effective tax rate for continuing operations increased from 4.3% during the three months ended March 31, 2008 to 27.2% during the three months ended March 31, 2009.  The primary difference between the periods is a smaller impact from the change in the Canadian statutory tax rates in 2009 compared to 2008.   Effective January 1, 2008, the Canadian statutory rate was reduced from 22.1% to 19.5% for fiscal year 2008 and to 19.0% for fiscal year 2009.  The rate will continue to decrease each year until it is 15.0% by 2012.

Differences between U.S. statutory income tax rates and our effective tax rates for continuing operations for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	3.2%	0.2%
Work opportunity credits	(7.0)%	(8.4)%
Effect of change in Canadian tax rate	(9.5)%	(23.9)%
Other, net	5.5%	1.4%
Total	27.2%	4.3%

13.  LITIGATION

In our Annual Report on Form 10-K filed March 3, 2009, we described two material pending litigation matters:  West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005.   There have been no significant changes in these legal proceedings since our previous report.

We are involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries.  Financial information in this report is presented in U.S. dollars.

BUSINESS DESCRIPTION AND OVERVIEW

StarTek is a provider of business process outsourcing services to the communications industry.  We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience.  Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) the Philippines (“Offshore”).  As of March 31, 2009, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of our facility in Makati City, Philippines.  As of March 31, 2008, there were fourteen, six and zero operating centers in the U.S., Canada and Offshore, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2009

In February 2009, we closed our facility in Regina, Saskatchewan.  The closure of our Regina facility was driven by market conditions, namely recruiting challenges in this location, which impacted the profitability of the site and management determined it was in our long-term interest to close the location.   This closure resulted in approximately $2.3 million less revenue and $0.1 million less gross profit during the three months ended March 31, 2009 compared to March 31, 2008.  We also incurred restructuring charges of approximately $4.4 million related to the closure, which is discussed in further detail below within Item 2, “Results of Operations — Three Months ended March 31, 2009 and March 31, 2008”.

On February 25, 2009, we entered into an agreement to sell the assets of Domain.com, our wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”) in exchange for cash of $7.075 million.  The assets of Domain.com consist of domain names, trademarks and corporation names.  We conducted an auction for the assets and received bids from multiple parties, including Mr. Stephenson.  Mr. Stephenson presented the highest bid, which represented the selling price, of $7.075 million and the sale was completed effective February 25, 2009.  Mr. Stephenson is one of our co-founders, has managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involves a related party, the Audit Committee of our Board of Directors considered and approved the transaction.

The results of operations and cash flows of Domain.com have been reported as discontinued operations.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Three Months Ended March 31, 2009	% of Revenue	Three Months Ended March 31, 2008	% of Revenue	% change Q1 2008 to Q1 2009
Revenue	$70,711	100.0%	$64,583	100.0%	9.5%
Cost of services	59,988	84.8%	55,116	85.2%	8.8%
Gross profit	10,723	15.2%	9,467	14.8%	13.3%
Selling, general and administrative expenses	9,692	13.7%	10,090	15.6%	-3.9%
Impairment losses and restructuring charges	6,437	9.1%	108	0.2%	5860.2%
Operating loss	(5,406)	-7.6%	(731)	-1.0%	639.5%
Net interest and other (expense) income	(75)	-0.1%	310	0.5%	-124.2%
Loss from continuing operations before income taxes	(5,481)	-7.7%	(421)	-0.5%	1201.9%
Income tax benefit	(1,493)	-2.1%	(18)	0.0%	8194.4%
Net loss from continuing operations	(3,988)	-5.6%	(403)	-0.5%	889.6%
Income from discontinued operations, net of tax	4,640	6.5%	72	0.1%	6344.4%
Net income (loss)	$652	0.9%	$(331)	-0.4%	297.0%

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2009		2008
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$49,364	69.8%	$39,958	61.9%
Cost of services	40,567	67.6%	31,952	58.0%
Gross profit	$8,797	82.0%	$8,006	84.6%
Gross profit %	17.8%		20.0%

Canada:
Revenue	$19,181	27.1%	$24,625	38.1%
Cost of services	17,435	29.1%	23,164	42.0%
Gross profit	$1,746	16.3%	$1,461	15.4%
Gross profit %	9.1%		5.9%

Offshore:
Revenue	$2,166	3.1%	$—	0.0%
Cost of services	1,986	3.3%	—	0.0%
Gross profit	$180	1.7%	$—	0.0%
Gross profit %	8.3%

Revenue

Revenue increased by $6.1 million, or 9.5%, from $64.6 million in the first quarter of 2008 to $70.7 million in the first quarter of 2009.  The increase was driven by the U.S. segment and the Offshore segment which increased by $9.4 million and $2.2 million, respectively.  The increase in U.S. revenue was due to three new U.S. facilities added in 2008, offset by the closure of two U.S. facilities.  The net impact of these openings and closings was $6.3 million in additional revenue.  The remaining increase of $3.1 million at the remaining U.S. facilities was driven by an increase in the number of average full-time equivalent agents, which increased approximately 10.5% from the first quarter of 2008 to the first quarter of 2009.  The offshore facility in Makati City, Philippines opened in September 2008, and as such did not contribute revenue during the first quarter of 2008.  Of the $2.2 million of revenue generated from the Philippines during the first quarter of 2009, approximately $0.4 million related to one-time training revenue.  Revenue from Canada decreased by $5.4 million in the first quarter of 2009 compared to 2008 due primarily to the closure of our Regina, Saskatchewan facility in February 2009 which had approximately $2.3 million less revenue in 2009 compared to 2008.  In addition, revenue decreased by approximately $0.3 million due to changes in the foreign exchange rate between the U.S. dollar and Canadian dollar.  The remainder of the decrease in the Canadian segment was due to a decrease in the number of average full-time equivalent agents, which decreased by approximately 15.2% in the first quarter of 2009 from the first quarter of 2008.

Cost of Services and Gross Profit

Cost of services increased by $4.9 million, or 8.8%, from $55.1 million in the first quarter of 2008 to $60.0 million in the first quarter of 2009.  Cost of services in the U.S. increased by approximately $8.6 million, of which $6.1 million related to the net addition of new sites year over year, as discussed above.  Cost of services at our other U.S. facilities also increased during the first quarter of 2009 compared to the first quarter of 2008 due to a greater number of agents, as described above.  In addition, cost of services increased by approximately $2.0 million due to the Makati City, Philippines location.  These increases to cost of services were offset by lower cost of services in Canada due in part to the closure of the Regina location, which accounted for $2.2 million of the decrease.  Additionally, gross margin improved in Canada from the stronger U.S. to Canadian dollar exchange rate.  Our effective exchange rate of Canadian to U.S. dollars, net of hedges, improved from 1.00 in the first quarter of 2008 to 1.11 in the first quarter of 2009 lowering our cost of services by approximately $2.0 million.  The remaining decrease in the Canadian segment was due to fewer agents, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million, or 3.9%, from $10.1 million in the first quarter of 2008 to $9.7 million in the first quarter of 2009.  The decline was due primarily to decreases in hiring and other personnel expense of approximately $0.3 million, decreased salaries of $0.3 million, lower commission expense of $0.2 million and less depreciation expense of $0.2 million.  These decreases were partially offset by increases in legal expenses of approximately $0.2 million related to the negotiation of new customer contracts and greater bonus expense of $0.4 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges were $6.4 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.  Restructuring charges were $4.7 million during the three months ended March 31, 2009, related primarily to the closure of our Regina, Saskatchewan facility in February 2009 for which we incurred approximately $4.4 million of charges.  The costs relate primarily to the building lease costs through the remainder of the lease term, or July 2013.  Accrued restructuring costs were valued using a discounted cash flow model and the cash flows consist of the future lease payment obligations required under the lease agreements and property taxes through the remainder of the lease term.  We assumed that we would not sublease the vacant facilities for the remainder of the lease term.  In the future, if we are able to sublease the facilities, we may be required to record a gain in the Condensed Consolidated Statements of Operations.  The remainder of the restructuring charges during the first quarter of 2009 were due to adjustments in our estimated liability for our other restructuring plans.  The restructuring charges in the first quarter of 2008 related to the closure of our Hawkesbury, Ontario facility in 2007.

We recorded approximately $1.7 million in impairment losses during the first quarter of 2009 due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.

Operating Loss

We incurred operating losses of approximately $5.4 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.  Operating loss as a percentage of revenue was (7.6%) for the three months ended March 31, 2009 compared to (1.0%) for the three months ended March 31, 2008.  The decline was driven by increased impairment and restructuring charges and cost of services, partially offset by an increase in revenue and a decrease in selling, general and administrative costs, as discussed previously.

Net Interest and Other Income

Net interest and other expense was approximately $0.1 million during the first quarter of 2009, compared to net interest and other income of approximately $0.3 million in the first quarter of 2008.  The change was due primarily to a decrease in interest income of approximately $0.5 million in the first quarter of 2009 compared to the first quarter of 2008 due to a decline in our investment balances, partially offset by less interest expense, which declined by approximately $0.1 million in the first quarter of 2009 compared to the first quarter of 2008.

Income Tax

The year-to-date effective tax rate for continuing operations increased from 4.3% during the three months ended March 31, 2008 to 27.2% during the three months ended March 31, 2009.  The primary difference between the periods is a smaller impact from the change in the Canadian statutory tax rates in 2009 compared to 2008.   Effective January 1, 2008, the Canadian statutory rate was reduced from 22.1% to 19.5% for fiscal year 2008 and to 19.0% for fiscal year 2009.  The rate will continue to decrease each year until it is 15.0% by 2012.

Income from Discontinued Operations

Income from discontinued operations was approximately $4.6 million during the first quarter of 2009 and approximately $0.1 million during the first quarter of 2008.  In February 2009, we sold Domain.com, a wholly-owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of approximately $2.3 million.

Net Income (Loss)

Net income was $0.7 million during the first quarter of 2009 and net loss was approximately $0.3 million during the first quarter of 2008.  The increase in net income was primarily due to income from discontinued operations and higher revenue, partially offset by impairment and restructuring charges and income taxes, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, working capital totaled $56.7 million and our current ratio was 3.03:1, compared to working capital of $47.6 million and a current ratio of 2.58:1 at December 31, 2008.  We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities and, prior to 2007, the payment of dividends.  We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements and scheduled principle and interest payments on existing debt.  Any significant future expansion of our business may require us to secure additional cash resources.  Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,855	$(2,984)
Investing activities	12,369	(4,616)
Financing activities	(765)	353
Effect of foreign exchange rates on cash	57	(430)
Net increase (decrease) in cash and cash equivalents	$16,516	$(7,677)

Our balance of cash and cash equivalents was $26.1 million at March 31, 2009, compared to a balance of $9.6 million at December 31, 2008.

Operating Activities.  Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2009, an increase of approximately $7.9 million from cash used in operations of $3.0 million for the three months ended March 31, 2008.  Net cash provided by operating activities from continuing operations was $7.2 million, or an increase of $10.2 million.  Cash provided by operating activities increased by approximately $9.7 million for the three months ended March 31, 2009 compared to the same period in 2008 due to greater collections of accounts receivable.  Our accounts receivable balance can change significantly period to period because the majority of our billings occur monthly with large customers, whereby, the timing of collections on those receivables can result in significant fluctuations in our accounts receivable balance.  In addition, cash provided by operating activities increased by $3.2 million from larger accrued liabilities (primarily due to increased accrued restructuring costs).  Refer to “Results from Operations – Three Months Ended March 31, 2009 and March 31, 2008” above for further information on the impairment losses and restructuring charges.  These increases to cash provided by operating activities were partially offset by a $3.6 million increase in net loss from continuing operations, which included a $1.8 million non-cash impairment loss, and a decrease of $1.0 million in accounts payable due to the timing of purchases and payments.

Investing Activities.  Net cash provided by investing activities was $12.4 million in the first quarter of 2009 compared to cash used in investing activities of $4.6 million in the first quarter of 2008.  The increase was due to 1) proceeds from the sale of Domain.com of $7.1 million, 2) $2.7 million less purchases of property, plant and equipment because of no new site openings in the first quarter of

2009 compared to two in the first quarter of 2008 and 3) an increase in net proceeds from the sale of investments, net of purchases, of $7.2 million which was a result of a shift towards more conservative holdings of cash and cash equivalents.

Financing Activities.  Net cash used in financing activities was $0.8 million in the first quarter of 2009, compared to net cash provided by financing activities of $0.4 million in the first quarter of 2008.  The cash used in financing activities during the first quarter of 2009 was due primarily to payments on our borrowings.  In 2008, we had net cash provided by financing activities due to net proceeds on our line of credit of $1.7 million, offset by $1.3 million of payments on our borrowings.

Contractual Obligations.  Other than operating and capital leases for certain equipment, real estate and leases and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations, other than our  Canadian Dollar Secured Equipment Loan and the Secured Promissory Note, as described in our Annual Report on Form 10-K for the year ended December 31, 2008.  We maintain a $10.0 million secured line of credit with Wells Fargo Bank, N.A. which we use to finance regular, short-term operating expenses.  The line of credit expires June 30, 2009.  We expect to renew the line of credit or replace it with other financing when this line of credit expires.  There was no balance outstanding on this line of credit as of March 31, 2009.  As of March 31, 2009, we were in compliance with our debt covenants.

During the three months ended March 31, 2009, there were no material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2008, see Item 7 “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Factors Impacting Liquidity. Effective November 4, 2004, our board of directors authorized purchases of up to $25.0 million of our common stock.  The repurchase program will remain in effect until terminated by the board of directors and allows us to repurchase shares of our common stock from time to time on the open market, in block trades and in privately-negotiated transactions.  Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors and will depend on market conditions and other factors.  Any repurchases of shares will be made in accordance with Securities and Exchange Commission rules.  We have not yet repurchased any shares pursuant to this board authorization.

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 6 “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2009. Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding these risks.

As of March 31, 2009, we had approximately $2.0 million invested in corporate debt securities.  There is a risk that if those companies in which we are invested suffer due to economic conditions or other reasons, we could realize losses on these investments which could impact our liquidity.  We do not currently consider any declines in fair value to be other-than-temporary that have not been recognized in our Condensed Consolidated Statements of Operations.

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

Variability of Operating Results.  Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the winter holiday buying season.  We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to principal clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) cyclical nature of certain clients’ businesses.

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

Our critical accounting policies and estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, for a complete description of our Critical Accounting Policies and Estimates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually).  Refer to Note 9, “Fair Value Measurements,” of Item 1 of this Form 10-Q for additional information on the adoption of SFAS No. 157.

Effective January 1, 2009, we adopted FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Refer to Note 8, “Derivative Instruments,” of Item 1 of this Form 10-Q for additional information on the adoption of SFAS No. 161.

We adopted FASB No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for us for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates.  This information should be read in conjunction with information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008, in addition to the interim unaudited consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents, investments and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  At March 31, 2009, investments available for sale consisted of corporate debt securities.  Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.  Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from future investments.  In addition, our investments in corporate debt securities could be adversely affected by declines in the economic condition of those companies in which we are invested.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues which are paid to us in U.S. dollars.  During the first quarter of 2009, we entered into Canadian dollar forward contracts with Wells Fargo Bank for $13.5 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of March 31, 2009, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.

During the three months ended March 31, 2009 and 2008, we recorded losses of approximately $1,652 and $208, respectively, for the settled Canadian dollar forward contracts included as a component of cost of services in the accompanying Condensed Consolidated Statements of Operations.  As of March 31, 2009, we had contracted to purchase $45.0 million Canadian dollars to be delivered periodically through December 2009 at a purchase price which is no more than $37.8 million and no less than $37.5 million.

During the three months ended March 31, 2009, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2008, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.  Also, refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

In our Annual Report on Form 10-K filed March 3, 2009, we described two material pending litigation matters:  West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005.   There have been no significant changes in these legal proceedings since our previous report.

We are involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

(REGISTRANT)

By:	/s/A. LAURENCE JONES	Date: May 8, 2009
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: May 8, 2009
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

10.1*

Asset Purchase Agreement between StarTek, Inc. and A. Emmet Stephenson Jr., Inc effective February 25, 2009. The schedules have been omitted from this filing pursuant to Item 601(b(2) of Regulation S-K.  The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.2*	Amendment GASOW-STAR100606-00.A.005 effective April 1, 2009 between StarTek, Inc. and AT&T Mobility LLC.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed with this Form 10-Q.