Form 10-Q
period 2009-06-30
STARTEK INC
filed 2009-07-31
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Common Stock, $0.01 Par Value – 14,857,654 shares as of July 15, 2009.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.  Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$73,290	$65,467	$144,001	$130,050
Cost of services	60,161	57,163	120,149	112,279
Gross profit	13,129	8,304	23,852	17,771
Selling, general and administrative expenses	10,889	10,227	20,581	20,317
Impairment losses and restructuring charges	—	5,500	6,437	5,608
Operating income (loss)	2,240	(7,423)	(3,166)	(8,154)
Net interest and other (expense) income	(103)	90	(178)	400
Income (loss) from continuing operations before income taxes	2,137	(7,333)	(3,344)	(7,754)
Income tax expense (benefit)	810	(2,745)	(683)	(2,763)
Net income (loss) from continuing operations	1,327	(4,588)	(2,661)	(4,991)
Income from discontinued operations, net of tax (including gain on disposal of $6,937 during the six months ended June 30, 2009)	—	69	4,640	141
Net income (loss)	$1,327	$(4,519)	$1,979	$(4,850)

Basic net income (loss) per share from:
Continuing operations	$0.09	$(0.31)	$(0.18)	$(0.34)
Discontinued operations	—	0.00	0.31	0.01
Net income (loss)	$0.09	$(0.31)	$0.13	$(0.33)

Diluted net income (loss) per share from:
Continuing operations	$0.09	$(0.31)	$(0.18)	$(0.34)
Discontinued operations	—	0.00	0.31	0.01
Net income (loss)	$0.09	$(0.31)	$0.13	$(0.33)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,827	$9,580
Investments	498	8,437
Trade accounts receivable, less allowance for doubtful accounts of $32 and $32, respectively	55,782	51,510
Income tax receivable	1,550	2,675
Deferred income tax assets	730	2,185
Derivative asset	996	—
Prepaid expenses and other current assets	3,144	3,273
Total current assets	82,527	77,660

Property, plant and equipment, net	55,556	59,608
Long-term deferred income tax assets	8,164	8,946
Other assets	704	650
Total assets	$146,951	$146,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,406	$6,193
Derivative liability	97	2,323
Accrued liabilities:
Accrued payroll	8,003	9,158
Accrued compensated absences	4,831	4,856
Accrued restructuring costs	2,032	995
Other accrued liabilities	4,234	2,317
Current portion of long-term debt	—	3,295
Other current liabilities	1,146	954
Total current liabilities	25,749	30,091

Long-term debt, less current portion	—	3,199
Accrued restructuring costs	4,470	1,714
Deferred rent liability	4,203	4,501
Other liabilities	286	340
Total liabilities	34,708	39,845

Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,857,654 and 14,813,912 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	149	148
Additional paid-in capital	65,490	64,440
Accumulated other comprehensive income (loss), net of tax	1,779	(415)
Retained earnings	44,825	42,846
Total stockholders’ equity	112,243	107,019
Total liabilities and stockholders’ equity	$146,951	$146,864

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income (loss)	$1,979	$(4,850)
Income from discontinued operations	4,640	141
Loss from continuing operations	(2,661)	(4,991)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	7,798	9,085
Impairment of property, plant and equipment	1,756	4,070
Non-cash compensation cost	937	614
Deferred income taxes	1,407	(1,612)
Other, net	(1)	16
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4,316)	(863)
Prepaid expenses and other assets	81	12
Accounts payable	(872)	758
Income taxes, net	1,172	(1,532)
Accrued and other liabilities	3,558	3,895
Net cash provided by continuing operating activities	8,859	9,452
Cash (used in) provided by discontinued operating activities	(2,335)	141
Net cash provided by operating activities	6,524	9,593

Investing Activities
Purchases of investments available for sale	—	(10,899)
Proceeds from disposition of investments available for sale	8,021	9,469
Purchases of property, plant and equipment	(5,032)	(12,733)
Net cash provided by (used in) continuing investing activities	2,989	(14,163)
Cash provided by discontinued investing activities	7,075	—
Net cash provided by (used in) investing activities	10,064	(14,163)

Financing Activities
Principal payments on borrowings	(6,855)	(2,179)
Principal payments on line of credit	(22,236)	(43,093)
Proceeds from line of credit	22,236	43,093
Proceeds from issuance of common stock	112	—
Principal payments on capital lease obligations	(99)	(25)
Net cash used in continuing financing activities	(6,842)	(2,204)
Cash provided by discontinued financing activities	—	—
Net cash used in financing activities	(6,842)	(2,204)
Effect of exchange rate changes on cash	501	(570)
Net increase (decrease) in cash and cash equivalents	10,247	(7,344)
Cash and cash equivalents at beginning of period	9,580	23,026
Cash and cash equivalents at end of period	$19,827	$15,682

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$141	$348
Income taxes paid	$644	$1,384
Property, plant and equipment acquired or refinanced under long-term debt	$257	$385

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three and six months ended June 30, 2009, are not necessarily indicative of operating results that may be expected during any other interim period of 2009 or the year ending December 31, 2009.  We have evaluated all subsequent events through July 31, 2009, the date the financial statements were issued.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) for which SFAS No. 157 was previously adopted.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q for additional information on the adoption of SFAS No. 157.

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Refer to Note 8, “Derivative Instruments,” of this Form 10-Q for additional information on the adoption of SFAS No. 161.

We adopted Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for us for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the six months ended June 30, 2009.

We adopted FASB Staff Position No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and SFAS No. 124-2”), in the second quarter of 2009.  FSP No. 115-2 and SFAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. Refer to Note 7, “Investments”, of this Form 10-Q for the relevant disclosures required by adoption of FSP No. 115-2 and SFAS No. 124-2.  The adoption of FSP No. 115-2 and SFAS No. 124-2 did not have a material impact on our financial statements.

We adopted FASB Staff Position No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB Opinion No. 28-1”), in the second quarter of 2009.  FSP No. 107-1 and APB Opinion No. 28-

1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of FSP No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually.  With the issuance of FSP No. 107-1 and APB Opinion No. 28-1, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.  The adoption of FSP No. 107-1 and APB Opinion No. 28-1 did not have a material impact on our financial statements.

We adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”), in the second quarter of 2009.  SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  Refer to this Note 1, “Basis of Presentation,” for the related disclosures. The adoption of SFAS No. 165 did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

2.  SEGMENT INFORMATION

We operate within three business segments, U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of June 30, 2009, the U.S. segment included the operations of our thirteen facilities in the U.S., the Canada segment included the operations of our five facilities in Canada and the Offshore segment included the operations of our facility in Makati City, Philippines.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
United States	$52,033	$41,767	$101,397	$81,725
Canada	19,232	23,700	38,413	48,325
Offshore	2,025	—	4,191	—
Total	$73,290	$65,467	$144,001	$130,050

Gross profit:
United States	$10,085	$6,239	$18,882	$14,245
Canada	3,268	2,065	5,014	3,526
Offshore	(224)	—	(44)	—
Total	$13,129	$8,304	$23,852	$17,771

3.  NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$1,327	$(4,588)	$(2,661)	$(4,991)
Income from discontinued operations, net of tax	—	69	4,640	141
Net income (loss)	$1,327	$(4,519)	$1,979	$(4,850)

Weighted average shares of common stock	14,782	14,706	14,768	14,706
Dilutive effect of stock options	30	—	11	—
Common stock and common stock equivalents	14,812	14,706	14,779	14,706

Basic net income (loss) per share from:
Continuing operations	$0.09	$(0.31)	$(0.18)	$(0.34)
Discontinued operations	—	0.00	0.31	0.01
Net income (loss)	$0.09	$(0.31)	$0.13	$(0.33)

Diluted net income (loss) per share from:
Continuing operations	$0.09	$(0.31)	$(0.18)	$(0.34)
Discontinued operations	—	0.00	0.31	0.01
Net income (loss)	$0.09	$(0.31)	$0.13	$(0.33)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,156 and 2,993 in the three and six months ended June 30, 2009, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods and anti-dilutive securities totaling 1,867 and 1,624 in the three and six months ended June 30, 2008, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the six months ended June 30, 2009, we incurred $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Condensed Consolidated Financial Statements.

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

We expect to incur total restructuring charges related to our Canada segment of approximately $6,988 ($2,312 and $4,676 related to the Hawkesbury and Regina closures, respectively).  We expect to incur total restructuring charges related to our U.S. segment of approximately $1,964 ($302 and $1,662 related to the Big Spring and Petersburg closures, respectively).  The cumulative amount paid as of June 30, 2009 related to the closure of Hawkesbury, Regina and Petersburg is $1,123, $513 and $561, respectively.  We expect completion of the Hawkesbury, Petersburg and Regina restructuring plans no later than 2012, 2013 and 2013 respectively; however, it may be earlier depending on our ability to sublease the respective facility or buy-out the applicable lease.  During February 2009, we bought out the remainder of the lease at the Big Spring facility for approximately $184 and do not expect to incur any additional charges.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of June 30, 2009, and changes during the six months ended June 30, 2009 is presented below:

	Facility-Related Costs
			Canada				Company
	Hawkesbury	Regina	Total	Big Spring	Petersburg	U.S. Total	Total
Balance as of January 1, 2009	$1,099	$—	$1,099	$208	$1,402	$1,610	$2,709
Expense	16	4,436	4,452	31	198	229	4,681
Payments	(218)	(513)	(731)	(239)	(403)	(642)	(1,373)
Reclassification of long-term liability	—	136	136	—	(25)	(25)	111
Foreign currency translation adjustment	44	335	379	—	—	—	379
Balance as of June 30, 2009	$941	$4,394	$5,335	$—	$1,172	$1,172	$6,507

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

The results of operations and cash flows of Domain.com have been reported in the Condensed Consolidated Statements of Operations as discontinued operations.  The following table summarizes the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income from discontinued operations before income taxes	$—	$110	$27	$226
Gain on the sale of discontinued operations	—	—	6,937	—
Income tax expense	—	(41)	(2,324)	(85)
Income from discontinued operations, net of tax	$—	$69	$4,640	$141

6.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	64.2%	51.7%	64.5%	50.6%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	22.0%	28.6%	21.4%	28.2%

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2009.

7.  INVESTMENTS

Investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2009:
Corporate debt securities	$493	$5	$—	$498

As of December 31, 2008:
Corporate debt securities	$8,513	$9	$(85)	$8,437

As of June 30, 2009, the investments in our portfolio have remaining contractual maturities within one year.  There are no investments as of June 30, 2009 that have carried unrealized losses for longer than twelve months.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including investments, that are measured at fair value in the Condensed Consolidated Financial Statements.  Proceeds from the sale of investment securities available for sale were $1,491 and $8,021 for the three and six months ended June 30, 2009, respectively, and $4,515 and $9,469 for the three and six months ended June 30, 2008, respectively.  Gross realized gains included in other income were $0 and $5 for the three and six months ended June 30, 2009, respectively, and $0 and $0 for the three and six months ended June 30, 2008, respectively.  Gross realized losses included in other income were $3 and $3 for the three and six months ended June 30, 2009, respectively, and $0 and $0 for the three and six months ended June 30, 2008, respectively.  Original cost of investments available for sale is based on the specific identification method.

The following table summarizes the aggregate fair value of those investments in a gross unrealized loss position:

	As of
	June 30, 2009	December 31, 2008
Investments in a continuous unrealized loss position for less than 12 months
Aggregate unrealized losses on corporate debt securities	$—	$(38)
Aggregate fair value of corporate debt securities	—	1,996

Investments in a continuous unrealized loss position for greater than 12 months
Aggregate unrealized losses on corporate debt securities	$—	$(47)
Aggregate fair value of corporate debt securities	—	3,447

8.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  We have elected to follow cash flow hedge accounting under SFAS No. 133 in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three and six months ended June 30, 2009 and 2008, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the six months ended June 30, 2009, we entered into Canadian dollar forward contracts with Wells Fargo Bank for a notional amount of $13,500 Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of June 30, 2009, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of June 30, 2009:

		Notional
	Currency	Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN $	29,100

The above foreign exchange contracts are to be delivered periodically through December 2009 at a purchase price which is no more than $24,285 and no less than $23,968.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2009.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of June 30, 2009:

Fair Value of Derivatives
Designated as Hedge
Instruments
Derivative assets:
Foreign exchange contracts	$996

Derivative liabilities:
Foreign exchange contracts	$(97)

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009:

Three Months Ended
	June 30, 2009		June 30, 2008
		Gain		Gain	Location of Gain
	Gain	Reclassified	Gain	Reclassified	Reclassified from
	Recognized in	from AOCI into	Recognized in	from AOCI into	AOCI into
	AOCI	Income	AOCI	Income	Income
Cash flow hedges:
Foreign exchange contracts	$1,713	$23	$71	$26	Cost of services

Six Months Ended
	June 30, 2009		June 30, 2008
		Loss		Loss	Location of Loss
	Gain	Reclassified	Loss	Reclassified	Reclassified from
	Recognized in	from AOCI into	Recognized in	from AOCI into	AOCI into
	AOCI	Income	AOCI	Income	Income
Cash flow hedges:
Foreign exchange contracts	$2,007	$(1,629)	$(41)	$(182)	Cost of services

9.  FAIR VALUE MEASUREMENTS

As of January 1, 2009, we adopted SFAS No. 157 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. We had previously adopted SFAS No. 157 for all financial assets and liabilities.  SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

Investments

As of June 30, 2009 and December 31, 2008, our investments consisted entirely of corporate debt securities.  Our corporate debt securities are valued using third-party broker statements.  The value of the majority of our corporate debt securities is derived from quoted market information.  The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

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

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the six months ended June 30, 2009, we closed our facility in Regina, Saskatchewan, which resulted in $0 and $4,436 of accrued restructuring costs during the three and six months ended June 30, 2009.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we would not sublease the vacant facility for the remainder of the lease term based on our knowledge of the Regina marketplace, as well as our historical inability to sublease our facilities in other locations in which we operate.  In the future, if we are able to sublease the facility, we may be required to record a gain in the Condensed Consolidated Statements of Operations.  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Impairment of Long-Lived Assets

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three and six months ended June 30, 2009, we recorded approximately $0 and $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we do not have long-term customer commitments and therefore, we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets which were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  The fair value of these long-lived assets after the impairment charge was $228.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$498	$—	$—	$498
Derivative instruments	—	899	—	899
Total fair value of assets measured on a recurring basis	$498	$899	$—	$1,397

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Six Months ended June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	$228	$228
Total fair value of assets measured on a non-recurring basis	$—	$—	$228	$228

Liabilities:
Accrued restructuring costs	$—	$—	$4,436	$4,436
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$4,436	$4,436

10.  DEBT

On June 26, 2009, we entered into a business loan agreement, promissory note and three commercial security agreements (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $15 million secured revolving line of credit.  The Agreement is effective July 1, 2009 through August 1, 2010.  This Agreement replaced our $10 million secured revolving line of credit with Wells Fargo Bank N.A., which expired by its terms on June 30, 2009.  There was no balance outstanding on either the line of credit with UMB Bank or the previous line of credit with Wells Fargo Bank N.A. as of June 30, 2009.

Borrowings under the Agreement bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under the Agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property. In addition, under the Agreement, we are subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $105 million, 3) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.

In addition, during the three months ended June 30, 2009, we paid off the remaining principal balance on the Secured Equipment Promissory Note between Wells Fargo Equipment Finance, Inc. and StarTek USA, Inc., our wholly owned subsidiary, and the Canadian Dollar Secured Equipment Loan between Wells Fargo Equipment Finance Company, Inc. and StarTek Canada Services, Ltd., our wholly owned subsidiary.  The loans had original maturities in November 2010.  The total payoff on these loans, including pre-payment penalties, was $5,688.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$1,327	$(4,519)	$1,979	$(4,850)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	224	(78)	136	(451)
Change in fair value of derivative instruments, net of tax	1,713	71	2,007	(41)
Unrealized gain (loss) on available for sale securities, net of tax	7	153	51	(67)
Comprehensive income (loss)	$3,271	$(4,373)	$4,173	$(5,409)

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Accumulated foreign currency translation adjustments:
Beginning balance	$1,002	$2,180	$1,090	$2,553
Translation adjustments, net of tax	224	(78)	136	(451)
Ending balance	$1,226	$2,102	$1,226	$2,102
Accumulated unrealized derivative (losses) gains:
Beginning balance	$(1,150)	$(92)	$(1,444)	$20
Gain (loss) reclassified to earnings, net of tax	14	16	(1,019)	(114)
Change in fair value of cash flow hedges, net of tax	1,699	55	3,026	73
Ending balance	$563	$(21)	$563	$(21)
Accumulated unrealized losses on available for sale securities:
Beginning balance	$(17)	$(249)	$(61)	$(29)
Gain (loss) reclassified to earnings, net of tax	2	—	(1)	—
Change in fair value of available for sale securities, net of tax	5	153	52	(67)
Ending balance	$(10)	$(96)	$(10)	$(96)

12.  SHARE-BASED COMPENSATION

Compensation cost that has been charged against income related to share-based compensation for the three months ended June 30, 2009 and 2008 was $472 and $241, respectively and is included in selling, general and administrative expense.  The compensation cost that has been charged for the six months ended June 30, 2009 and 2008 was $937 and $614, respectively.  A summary of activity during the six months ended June 30, 2009 related to our equity awards is presented below.

Stock Options

A summary of option activity as of June 30, 2009, and changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2009	1,629	$11.45
Granted	678	4.29
Exercised	—	—
Forfeited	(111)	8.65
Expired	(34)	15.55
Outstanding as of June 30, 2009	2,162	$9.29

Restricted Shares

Restricted share activity during the six months ended June 30, 2009 was as follows:

	Restricted Shares	Grant Date Fair Value
Non-vested balance as of January 1, 2009	62	$10.45
Granted	7	4.76
Vested	(14)	9.01
Forfeited	(3)	9.01
Non-vested balance as of June 30, 2009	52	$10.14

13.  INCOME TAXES

The year-to-date effective tax rate for continuing operations decreased from 35.6% during the six months ended June 30, 2008 to 20.4% during the six months ended June 30, 2009.  The primary difference between the periods is an increase in work opportunity credits and a larger impact from the change in the Canadian statutory tax rates in 2009 compared to 2008. Effective January 1, 2008, the Canadian statutory rate was reduced from 22.1% to 19.5% for fiscal year 2008 and to 19.0% for fiscal year 2009.  The rate will continue to decrease each year until it is 15.0% by 2012.

Differences between U.S. statutory income tax rates and our effective tax rates for continuing operations for the six months ended June 30, 2009 and 2008 were:

	Six Months Ended June 30,
	2009	2008
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	4.3%	1.6%
Work opportunity credits	(17.2)%	7.2%
Effect of change in Canadian tax rate	(12.0)%	(5.4)%
Meals and entertainment	4.2%	(1.9)%
Other, net	6.1%	(0.9)%
Total	20.4%	35.6%

14.  LITIGATION

In our Annual Report on Form 10-K filed March 3, 2009, we described two material pending litigation matters:  West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005 (the “Litigation”).

On July 20, 2009, we executed a Stipulation of Settlement (“Stipulation”) with lead plaintiffs to settle the Litigation.  Under the terms of the Stipulation, defendants will pay $7,500 to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice. StarTek’s primary insurance carrier will contribute $6,900 and StarTek will contribute $600 to the Settlement Fund (as defined in the Stipulation). The settlement as set forth in the Stipulation is subject to various conditions, including preliminary approval by the United States District Court for the District of Colorado (the “Court”), notice to the class members, a final hearing, and final approval by the Court.  We have accrued for our portion of the settlement due, or $600 in our Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2009.

We are involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

15.  SUBSEQUENT EVENT

On July 20, 2009, we executed a Stipulation of Settlement with lead plaintiffs to settle two pending litigation matters.  Refer to Note 14, “Litigation”, for further information regarding the Stipulation of Settlement.

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

BUSINESS DESCRIPTION AND OVERVIEW

StarTek is a provider of business process outsourcing services to the communications industry.  We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience.  Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) the Philippines (“Offshore”).  As of June 30, 2009, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of our facility in Makati City, Philippines.  As of June 30, 2008, there were fourteen, six and zero operating centers in the U.S., Canada and Offshore, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

In February 2009, we closed our facility in Regina, Saskatchewan.  The closure of our Regina facility was driven by market conditions, namely recruiting challenges in this location, which impacted the profitability of the site and management determined it was in our long-term interest to close the location.   This closure resulted in approximately $2.9 million and $5.2 million less revenue during the three and six months ended June 30, 2009 and $0.1 million and $nil less gross profit during the three and six months ended June 30, 2009 compared to the comparable periods ended June 30, 2008.  We also incurred restructuring charges of approximately $4.4 million during the six months ended June 30, 2009 related to the closure, which is discussed in further detail below.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended June 30, 2009	% of Revenue	Three Months Ended June 30, 2008	% of Revenue	% Change Q2 2008 to Q2 2009
Revenue	$73,290	100.0%	$65,467	100.0%	11.9%
Cost of services	60,161	82.1%	57,163	87.3%	5.2%
Gross profit	13,129	17.9%	8,304	12.7%	58.1%
Selling, general and administrative expenses	10,889	14.9%	10,227	15.6%	6.5%
Impairment losses and restructuring charges	—	0.0%	5,500	8.4%	-100.0%
Operating income (loss)	2,240	3.0%	(7,423)	-11.3%	NM
Net interest and other (expense) income	(103)	-0.1%	90	0.1%	NM
Income (loss) from continuing operations before income taxes	2,137	2.9%	(7,333)	-11.2%	NM
Income tax expense (benefit)	810	1.1%	(2,745)	-4.2%	NM
Net income (loss) from continuing operations	1,327	1.8%	(4,588)	-7.0%	NM
Income from discontinued operations, net of tax	—	0.0%	69	0.1%	-100.0%
Net income (loss)	$1,327	1.8%	$(4,519)	-6.9%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended June 30,
	2009		2008
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$52,033	71.0%	$41,767	63.8%
Cost of services	41,948	69.7%	35,528	62.2%
Gross profit	$10,085	76.8%	$6,239	75.1%
Gross profit %	19.4%		14.9%

Canada:
Revenue	$19,232	26.2%	$23,700	36.2%
Cost of services	15,964	26.5%	21,635	37.8%
Gross profit	$3,268	24.9%	$2,065	24.9%
Gross profit %	17.0%		8.7%

Offshore:
Revenue	$2,025	2.8%	$—	0.0%
Cost of services	2,249	3.7%	—	0.0%
Gross profit	$(224)	-1.7%	$—	0.0%
Gross profit %	-11.1%

Revenue

Revenue increased by $7.8 million, or 11.9%, from $65.5 million in the second quarter of 2008 to $73.3 million in the second quarter of 2009.  The increase was driven by a $10.3 million increase in revenue in our U.S. segment. Of this increase, $9.9 million was from two new sites that were opened in mid-2008 (Mansfield, OH and Jonesboro, AK).  This was partially offset by $3.9 million less revenue from site closures in Big Spring, TX and Petersburg, VA in August 2008 and December 2008, respectively.  The remainder of the change was driven by increases in the number of average full-time equivalent agents and utilization at other U.S. locations.  In the second quarter of 2009, average full-time equivalent agents increased by 15.7% from the second quarter of 2008.  This was due in large part to the full ramp of a site which transitioned to a new customer and contributed approximately $1.8 million of additional revenue in the second quarter of 2009.  Revenues in our Canadian segment declined by $4.5 million in the second quarter of 2009 compared to the same period in 2008.  Of this decrease, $2.9 million was due to the site closure in Regina, Saskatchewan.  The remainder was due to a decline of 11.3% in average full-time equivalent agents at our other Canadian locations.  Revenue from our Offshore segment increased from $0 in the second quarter of 2008 to $2.0 million in the second quarter of 2009 because our site in Makati City, Philippines opened in September 2008.

Cost of Services and Gross Profit

Cost of services increased by $3.0 million, or 5.2%, from $57.2 million in the second quarter of 2008 to $60.2 million in the second quarter of 2009.  Cost of services in the U.S. increased by approximately $6.4 million, of which $3.0 million was related to the net addition of new sites, less closures, year over year, as discussed above.  Gross profit as a percentage of revenue in the U.S. increased from 14.9% in the second quarter of 2008 to 19.4% in the second quarter of 2009.  This increase was driven by higher utilization, which we define as average full-time equivalent agents divided by available seat capacity, which increased from 63% in the second quarter of 2008 to 82% in the second quarter of 2009.  Cost of services in Canada declined by $5.7 million in the second quarter of 2009 from the second quarter of 2008, of which $3.1 million was due to the closure of the facility in Regina, Saskatchewan and $2.0 million was due to improvements in the Canadian to U.S. dollar exchange rate.  The remaining decrease in the Canadian segment was due to fewer agents, as described above.  Cost of services for our Offshore segment increased by approximately $2.2 million due to the opening of our Makati City, Philippines location.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.7 million, or 6.5%, from $10.2 million in the second quarter of 2008 to $10.9 million in the second quarter of 2009.  The increase was due to an increase of $0.6 million in payroll expenses, driven by a $0.4 million increase in bonuses and $0.2 million higher stock based compensation expense.  In addition, selling, general and administrative expenses increased by $0.6 million due to an accrual for the settlement of our shareholder lawsuit which we entered into a Stipulation of Settlement for on July 20, 2009.  These increases were partially offset by decreases of $0.3 million and $0.2 million in depreciation expense and employee training expense, respectively.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges declined from $5.5 million in the second quarter of 2008 to $0 in the second quarter of 2009.  In the second quarter of 2008, we recorded $4.1 million in impairment losses due to impairment of certain long-lived assets ($2.3 million in the U.S. segment and $1.8 million in the Canadian segment) and $1.4 million in restructuring charges associated with the closure of our site in Hawkesbury, Ontario, Canada.  We did not incur any impairment losses or restructuring charges during the second quarter of 2009.

Operating Income (Loss)

We had operating income of $2.2 million during the three months ended June 30, 2009 and an operating loss of $7.4 million during the three months ended June 30, 2008.  Operating income (loss) as a percentage of revenue was 3.0% for the three months ended June 30, 2009 compared to (11.3%) for the three months ended June 30, 2008.  The increase was a result of lower impairment and restructuring charges and higher revenue, partially offset by an increase in cost of services and selling, general and administrative expenses, as discussed previously.

Net Interest and Other (Expense) Income

Net interest and other expense was approximately $0.1 million during the second quarter of 2009, compared to net interest and other income of approximately $0.1 million in the second quarter of 2008.  The decrease was due primarily to $0.3 million less interest and investment income in the second quarter of 2009, compared to the second quarter of 2008 due to lower cash and investments during the period.  This decrease to interest income was offset by a $0.1 million decrease in interest expense due to less interest expense related to our equipment loans and line of credit, partially offset by a pre-payment penalty on the equipment loans.

Income Tax

The quarterly effective tax rate for continuing operations remained consistent, increasing slightly from 37.4% during the three months ended June 30, 2008 to 37.9% during the three months ended June 30, 2009.

Net Income (Loss)

Net income was $1.3 million for the second quarter of 2009 and we had a net loss of approximately $4.5 million during the second quarter of 2008.  The increase in net income was primarily due to higher revenue and the absence of impairment and restructuring charges, partially offset by higher cost of services and selling, general and administrative expenses, as discussed previously.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	Six Months Ended June 30, 2009	% of Revenue	Six Months Ended June 30, 2008	% of Revenue	% Change YTD June 30, 2008 to 2009
Revenue	$144,001	100.0%	$130,050	100.0%	10.7%
Cost of services	120,149	83.4%	112,279	86.3%	7.0%
Gross profit	23,852	16.6%	17,771	13.7%	34.2%
Selling, general and administrative expenses	20,581	14.3%	20,317	15.6%	1.3%
Impairment losses and restructuring charges	6,437	4.5%	5,608	4.4%	14.8%
Operating loss	(3,166)	-2.2%	(8,154)	-6.3%	NM
Net interest and other (expense) income	(178)	-0.1%	400	0.3%	NM
Loss from continuing operations before income taxes	(3,344)	-2.3%	(7,754)	-6.0%	NM
Income tax benefit	(683)	-0.5%	(2,763)	-2.2%	NM
Net loss from continuing operations	(2,661)	-1.8%	(4,991)	-3.8%	NM
Income from discontinued operations, net of tax	4,640	3.2%	141	0.1%	NM
Net income (loss)	$1,979	1.4%	$(4,850)	-3.7%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Six Months Ended June 30,
	2009		2008
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$101,397	70.4%	$81,725	62.8%
Cost of services	82,515	68.7%	67,480	60.1%
Gross profit	$18,882	79.2%	$14,245	80.2%
Gross profit %	18.6%		17.4%

Canada:
Revenue	$38,413	26.7%	$48,325	37.2%
Cost of services	33,399	27.8%	44,799	39.9%
Gross profit	$5,014	21.0%	$3,526	19.8%
Gross profit %	13.1%		7.3%

Offshore:
Revenue	$4,191	2.9%	$—	0.0%
Cost of services	4,235	3.5%	—	0.0%
Gross profit	$(44)	-0.2%	$—	0.0%
Gross profit %	-1.0%

Revenue

Revenue increased by $14.0 million, or 10.7%, from $130.0 million in the six months ended June 30, 2008 to $144.0 million in the six months ended June 30, 2009.  The increase was driven by the U.S. segment and the Offshore segment which increased by $19.7 million and $4.2 million, respectively.  The increase in U.S. revenue was due to three new U.S. facilities added in 2008, partially offset by the closure of two U.S. facilities.  The net impact of these openings and closures was $11.9 million in additional revenue.  U.S. revenue also increased due to the full ramp of a site which transitioned to a new customer and contributed $3.4 million of additional revenue in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The remaining increase of $4.4 million at the remaining U.S. facilities was driven by an increase in the number of average full-time equivalent agents, which increased approximately 7.9% from the six months ended June 30, 2008 to the six months ended June 30, 2009.  The offshore facility in Makati City, Philippines opened in September 2008, and as such did not contribute revenue during the first half of 2008 and contributed $4.2 million in the first half of 2009.  Revenue from Canada decreased by $9.9 million in the first half of 2009 compared to the same period in 2008 due primarily to the closure of our Regina, Saskatchewan facility in February 2009 which had approximately $5.2 million less revenue in the six months of 2009 compared to the same period in 2008.  In addition, revenue decreased by approximately $0.6 million due to changes in the foreign exchange rate between the U.S. dollar and Canadian dollar.  The remainder of the decrease in the Canadian segment was due to a decrease in the number of average full-time equivalent agents, which decreased by approximately 13.3% in the first half of 2009 from the first half of 2008.

Cost of Services and Gross Profit

Cost of services increased by $7.9 million, or 7.0%, from $112.3 million in the six months ended June 30, 2008 to $120.1 million in the six months ended June 30, 2009.  Cost of services in the U.S. increased by approximately $15.0 million, of which $8.0 million related to the net addition of new sites year over year, as discussed above.  Cost of services at our other U.S. facilities also increased during the first half of 2009 compared to the first half of 2008 due to a greater number of agents, as described above.  In addition, cost of services increased by approximately $4.2 million due to the opening of the Makati City, Philippines location.  These increases to cost of services were offset by lower cost of services in Canada due in part to the closure of the Regina location, which accounted for $5.3 million of the decrease.  Additionally, cost of services decreased by $4.2 million in the first half of 2009 compared to the first half of 2008 due to a stronger U.S. to Canadian dollar exchange rate.  The remaining decrease in the Canadian segment was due to fewer agents, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million, or 1.3%, from $20.3 million in the first six months of 2008 to $20.6 million in the first six months of 2009.  The increase was primarily due to $0.6 million in expense associated with the settlement of our shareholder lawsuit, $0.6 million increase in payroll expense, $0.2 million increase in other legal expense and $0.2 million increase in relocation expenses.  These increases were partially offset by declines in depreciation expense of $0.5 million, hiring expense of $0.2 million, consulting fees of $0.1 million, maintenance contract expenses of $0.1 million and telephone expenses of $0.1 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges were $6.4 million and $5.6 million for the six months ended June 30, 2009 and 2008, respectively.  Restructuring charges were $4.7 million during the six months ended June 30, 2009, related primarily to the closure of our Regina, Saskatchewan facility in February 2009 for which we incurred approximately $4.4 million of charges.  The costs relate primarily to the building lease costs through the remainder of the lease term, or July 2013.  Accrued restructuring costs were valued using a discounted cash flow model and the cash flows consist of the future lease payment obligations required under the lease agreements and property taxes through the remainder of the lease term.  We assumed that we would not sublease the vacant facilities for the remainder of the lease term.  In the future, if we are able to sublease the facilities, we may be required to record a gain in the Condensed Consolidated Statements of Operations.  The remainder of the restructuring charges during the first half of 2009 were due to adjustments in our estimated liability for our other restructuring plans.  We recorded $1.5 million in restructuring charges in the first half of 2008 related to the closure of our Hawkesbury, Ontario facility in 2007.

We recorded approximately $1.7 million in impairment losses during the first half of 2009 due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  We recorded $4.1 million in impairment losses in the first half of 2008 due to impairment of certain long-lived assets ($2.3 million in the U.S. segment and $1.8 million in the Canadian segment).

Operating Loss

We incurred operating losses of approximately $3.2 million and $8.2 million for the six months ended June 30, 2009 and 2008, respectively.  Operating loss as a percentage of revenue was (2.2%) for the six months ended June 30, 2009 compared to (6.3%) for the six months ended June 30, 2008.  The decline in the loss was driven by an increase in revenue, partially offset by higher impairment and restructuring charges, cost of services and selling, general and administrative costs, as discussed previously.

Net Interest and Other (Expense) Income

Net interest and other expense was approximately $0.2 million during the first half of 2009, compared to net interest and other income of approximately $0.4 million in the first half of 2008.  The change was due primarily to a decrease in interest and investment income of approximately $0.7 million in the first half of 2009 compared to the first half of 2008 due to a decline in our investment balance during these periods, partially offset by less interest expense, which declined by approximately $0.1 million in the first half of 2009 compared to the first half of 2008.

Income Tax

The year-to-date effective tax rate for continuing operations decreased from 35.6% during the six months ended June 30, 2008 to 20.4% during the six months ended June 30, 2009.  The primary difference between the periods is an increase in work opportunity credits and a larger impact from the change in the Canadian statutory tax rates in 2009 compared to 2008.

Income from Discontinued Operations

Income from discontinued operations was approximately $4.6 million during the six months ended June 30, 2009 and approximately $0.1 million during the six months ended June 30, 2008.  In February 2009, we sold Domain.com, a wholly owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of approximately $2.3 million.

Net Income (Loss)

Net income was $2.0 million during the six months ended June 30, 2009 and net loss was approximately $4.9 million during the six months ended June 30, 2008.  The increase in net income was primarily due to higher revenue and income from discontinued operations, partially offset by higher cost of services, selling, general and administrative expenses and impairment and restructuring charges, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, working capital totaled $56.8 million and our current ratio was 3.21:1, compared to working capital of $47.6 million and a current ratio of 2.58:1 at December 31, 2008.  We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities.  We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements.  Any significant future expansion of our business may require us to secure additional cash resources.  Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$6,524	$9,593
Investing activities	10,064	(14,163)
Financing activities	(6,842)	(2,204)
Effect of foreign exchange rates on cash	501	(570)
Net increase in cash and cash equivalents	$10,247	$(7,344)

Our balance of cash and cash equivalents was $19.8 million at June 30, 2009, compared to a balance of $9.6 million at December 31, 2008.

Operating Activities.  Net cash provided by operating activities decreased by $3.1 million from $9.6 million for the six months ended June 30, 2008 to $6.5 million for the six months ended June 30, 2009.  Net cash provided by operating activities from continuing operations was $8.9 million, or a decrease of $0.6 million.  The slight decline of $0.6 million in cash provided by operating activities from continuing operations was driven by the following decreases:  1) $3.5 million of lower collections of accounts receivable period over period due to the timing of collections of large billings, 2) $1.6 million in less accounts payable due to timing of payments of purchases and 3) $1.3 million of lower income from continuing operations after impairment losses and depreciation expense (net loss from continuing operations improved by $2.3 million offset by $3.6 million less impairment and depreciation expense).  These decreases to cash provided by operating activities from continuing operations were partially offset by the following increases:  1) $3.0 million in deferred income taxes, whereby the deferred income tax asset declined by $1.4 million in the first six months of 2009 compared to an increase of $1.6 million in the same period of 2008 because of the utilization of net operating loss carry forwards and less impairment and restructuring charges and 2) $2.7 million in income taxes receivable which decreased in the first half of 2009 because of the collection of a large outstanding income tax receivable in the period.

Investing Activities.  Net cash provided by investing activities was $10.1 million in the first six months of 2009 compared to cash used in investing activities of $14.2 million in the first six months of 2008.  The increase was due to 1) proceeds from the sale of Domain.com of $7.1 million, 2) a $7.7 million decrease in purchases of property, plant and equipment due to no new site openings in the first six months of 2009 compared to the opening of two new sites in the first six months of 2008 and 3) an increase in net proceeds from the sale of investments, net of purchases, of $9.5 million which was a result of a shift towards more conservative holdings of cash and cash equivalents.

Financing Activities.  Net cash used in financing activities increased by $4.6 million from $2.2 million in the six months ended June 30, 2008 to $6.8 million for the six months ended June 30, 2009.  The increase was due primarily to an increase in payments on long-term debt of $4.7 million due to the pay-off of our two equipment loans in the second quarter of 2009.  Refer to “Liquidity and Capital Resources — Contractual Obligations” below for further information on the pay-off of these loans.

Contractual Obligations.  Other than operating and capital leases for certain equipment, real estate and leases and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations.

On June 26, 2009, we entered into a business loan agreement, promissory note and three commercial security agreements (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $15 million secured revolving line of credit.  The Agreement is effective July 1, 2009 through August 1, 2010.  This Agreement replaced our $10 million secured revolving line of credit with Wells Fargo Bank N.A., which expired by its terms on June 30, 2009.  We use this line of credit to finance regular, short-term operating expenses.  There was no balance outstanding on either the line of credit with UMB Bank or the previous line of credit with Wells Fargo Bank N.A. as of June 30, 2009.  As of June 30, 2009, we were in compliance with our debt covenants.

Borrowings under the Agreement bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety-day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under the Agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $105 million, 3) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.

In addition, during the second quarter of 2009, we paid off the remaining principal balance on the Secured Equipment Promissory Note between Wells Fargo Equipment Finance, Inc. and StarTek USA, Inc., our wholly owned subsidiary, and the Canadian Dollar Secured Equipment Loan between Wells Fargo Equipment Finance Company, Inc. and StarTek Canada Services, Ltd., our wholly owned subsidiary.  The loans had original maturities in November 2010.  The total payoff on these loans, including pre-payment penalties, was approximately $5.7 million.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 6, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2009. Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding these risks.

As of June 30, 2009, we had approximately $0.5 million invested in corporate debt securities.  There is a risk that if those companies in which we are invested suffer due to economic conditions or other reasons, we could realize losses on these investments which could impact our liquidity.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) for which SFAS No. 157 was previously adopted.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q for additional information on the adoption of SFAS No. 157.

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

We adopted FASB No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for us for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the six months ended June 30, 2009.

We adopted FASB Staff Position No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and SFAS No. 124-2”), in the second quarter of 2009.  FSP No. 115-2 and SFAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. Refer to Note 7, “Investments”, of this Form 10-Q for the relevant disclosures required by adoption of FSP No. 115-2 and SFAS No. 124-2.  The adoption of FSP No. 115-2 and SFAS No. 124-2 did not have a material impact on our financial statements.

We adopted FASB Staff Position No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB Opinion No. 28-1”), in the second quarter of 2009.  FSP No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of FSP No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually.  With the issuance of FSP No. 107-1 and APB Opinion No. 28-1, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.  The adoption of FSP No. 107-1 and APB Opinion No. 28-1 did not have a material impact on our financial statements.

We adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), in the second quarter of 2009.  SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  Refer to this Note 1, “Basis of Presentation,” for the related disclosures. The adoption of SFAS No. 165 did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents, investments and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  At June 30, 2009, investments available for sale consisted of corporate debt securities.  Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.  Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from future investments.  In addition, our investments in corporate debt securities could be adversely affected by declines in the economic condition of those companies in which we are invested.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within six months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues which are paid to us in U.S. dollars.  During the second quarter of 2009, we did not enter into any Canadian dollar forward contracts to hedge our foreign currency risk with respect to labor costs in Canada.  As of June 30, 2009, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.  As of June 30, 2009, we had contracted to purchase $29.1 million Canadian dollars to be delivered periodically through December 2009 at a purchase price which is no more than $24.3 million and no less than $24.0 million.

During the three and six months ended June 30, 2009, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2008, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.  Also, refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

In our Annual Report on Form 10-K filed March 3, 2009, we described two material pending litigation matters:  West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 8, 2005, and John Alden v. StarTek, Inc., et al. (U.S. District Court, District of Colorado) filed on July 20, 2005 (the “Litigation”).

On July 20, 2009, we executed a Stipulation of Settlement (“Stipulation”) with lead plaintiffs to settle the Litigation.  Under the terms of the Stipulation, defendants will pay $7.5 million to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice. StarTek’s primary insurance carrier will contribute $6.9 million and StarTek will contribute $0.6 million to the Settlement Fund (as defined in the Stipulation). The settlement as set forth in the Stipulation is subject to various conditions, including preliminary approval by the United States District Court for the District of

Colorado (the “Court”), notice to the class members, a final hearing, and final approval by the Court.  We have accrued for our portion of the settlement due, or $0.6 million, in our Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2009.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of StarTek, Inc. was held on May 4, 2009.  Stockholders were invited to vote, by proxy or in person, on two items.  The results of the vote were as follows:

	For	Against	Abstain/ Withhold
Election of Directors
Ed Zschau	12,399,946	—	1,265,850
P. Kay Norton	13,484,604	—	181,192
Albert C. Yates	12,411,327	—	1,254,470
A. Laurence Jones	13,481,063	—	184,734
Harvey A. Wagner	12,411,398	—	1,254,398

Ratify Appointment of Ernst & Young LLP
as independent registered public accounting firm of the company for the year ending December 31, 2009	10,690,844	2,958,879	16,073

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

(REGISTRANT)

By:	/s/A. LAURENCE JONES	Date: July 31, 2009
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: July 31, 2009
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Company.	S-1	3.1	1/29/1997

3.2	Restated Bylaws of the Company.	8-K	3.2	8/2/2007

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1	Promissory Note, dated June 26, 2009, between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. And UMB Bank Colorado, N.A.	8-K		7/2/2009

10.2	Business Loan Agreement, dated June 26, 2009, among StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. And UMB Bank Colorado, N.A.	8-K		7/2/2009

10.3	Commercial Security Agreement, dated June 26, 2009, among StarTek, Inc. as grantor, and StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. And UMB Bank Colorado, N.A.	8-K		7/2/2009

10.4	Commercial Security Agreement, dated June 26, 2009, among StarTek USA, Inc. as grantor, and StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. And UMB Bank Colorado, N.A.	8-K		7/2/2009

10.5	Commercial Security Agreement, dated June 26, 2009, among StarTek Canada Services, Ltd. as grantor, and StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. And UMB Bank Colorado, N.A.	8-K		7/2/2009

10.6*&	Amendment No. 20070105.006.S.012.A.001 effective April 10, 2009 to Agreement No. 20070105.006.S.012 between StarTek, Inc. and AT&T Services, Inc.

10.7*&	Work Order No. 20070105.006.S.014 effective March 1, 2009 pursuant to Master Services Agreement No. 20070105.006.C dated January 26, 2007 between StarTek, Inc. and AT&T Services Inc.

10.8*&	Amendment 2007105.006.S.007.A.002 effective June 30, 2009 between StarTek, Inc. and AT&T Services, Inc.

10.9*	Amendment 20070105.006.A.002 effective April 14, 2009 between StarTek, Inc. and AT&T Services, Inc.

10.10*&	Amendment 20070105.006.A.003 effective June 24, 2009 between StarTek, Inc. and AT&T Services, Inc.

10.11*	Amendment GASOW-STAR100606-00.A.006 to Work Order GASOW-STAR100606-00 effective as of July 1, 2009 between StarTek USA, Inc. and AT&T Mobility LLC.

10.12*&	Amendment No. 2 to T-Mobile USA, Inc. Services Agreement Call Center Services dated April 1, 2009 between T-Mobile USA, Inc. and StarTek USA, Inc.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.