Form 10-Q
period 2009-09-30
STARTEK INC
filed 2009-10-30
CIK 1031029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 Par Value – 14,868,875 shares as of October 15, 2009.

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

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$72,462	$68,937	$216,463	$198,987
Cost of services	58,988	60,728	179,137	173,007
Gross profit	13,474	8,209	37,326	25,980
Selling, general and administrative expenses	11,084	10,205	31,665	30,522
Impairment losses and restructuring charges	—	346	6,437	5,954
Operating income (loss)	2,390	(2,342)	(776)	(10,496)
Net interest and other (expense) income	(38)	(304)	(216)	96
Income (loss) from continuing operations before income taxes	2,352	(2,646)	(992)	(10,400)
Income tax expense (benefit)	557	(1,143)	(126)	(3,906)
Net income (loss) from continuing operations	1,795	(1,503)	(866)	(6,494)
(Loss) income from discontinued operations, net of tax (including gain on disposal of $6,937 during the nine months ended September 30, 2009)	—	(407)	4,640	(266)
Net income (loss)	$1,795	$(1,910)	$3,774	$(6,760)

Basic net income (loss) per share from:
Continuing operations	$0.12	$(0.10)	$(0.06)	$(0.44)
Discontinued operations	—	(0.03)	0.32	(0.02)
Net income (loss)	$0.12	$(0.13)	$0.26	$(0.46)

Diluted net income (loss) per share from:
Continuing operations	$0.12	$(0.10)	$(0.06)	$(0.44)
Discontinued operations	—	(0.03)	0.32	(0.02)
Net income (loss)	$0.12	$(0.13)	$0.26	$(0.46)

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,463	$9,580
Investments	499	8,437
Trade accounts receivable, less allowance for doubtful accounts of $0 and $32, respectively	53,604	51,510
Income tax receivable	2,134	2,675
Deferred income tax assets	1,435	2,185
Derivative asset	1,477	—
Prepaid expenses and other current assets	5,026	3,273
Total current assets	84,638	77,660

Property, plant and equipment, net	57,833	59,608
Long-term deferred income tax assets	6,231	8,946
Other assets	921	650
Total assets	$149,623	$146,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,078	$6,193
Derivative liability	—	2,323
Accrued liabilities:
Accrued payroll	8,451	9,158
Accrued compensated absences	4,086	4,856
Accrued restructuring costs	2,543	995
Other accrued liabilities	1,785	2,317
Current portion of long-term debt	—	3,295
Deferred revenue	1,683	—
Other current liabilities	1,171	954
Total current liabilities	26,797	30,091

Long-term debt, less current portion	—	3,199
Accrued restructuring costs	2,925	1,714
Deferred rent liability	4,160	4,501
Other liabilities	273	340
Total liabilities	34,155	39,845

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 shares, $0.01 par value, authorized; 14,868,875 and 14,813,912 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	149	148
Additional paid-in capital	66,068	64,440
Accumulated other comprehensive income (loss), net of tax	2,631	(415)
Retained earnings	46,620	42,846
Total stockholders’ equity	115,468	107,019
Total liabilities and stockholders’ equity	$149,623	$146,864

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income (loss)	$3,774	$(6,760)
Income (loss) from discontinued operations	4,640	(266)
Loss from continuing operations	(866)	(6,494)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,808	13,473
Impairment of property, plant and equipment	1,756	4,070
Non-cash compensation cost	1,437	1,054
Deferred income taxes	2,711	(3,532)
Other, net	22	453
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,972)	1,751
Prepaid expenses and other assets	(1,943)	(200)
Accounts payable	783	4,693
Income taxes, net	620	(1,570)
Accrued and other liabilities	568	5,416
Net cash provided by continuing operating activities	14,924	19,114
Cash used in discontinued operating activities	(2,335)	(266)
Net cash provided by operating activities	12,589	18,848

Investing Activities
Purchases of investments available for sale	—	(11,384)
Proceeds from disposition of investments available for sale	8,021	12,229
Purchases of property, plant and equipment	(10,581)	(22,964)
Net cash used in continuing investing activities	(2,560)	(22,119)
Cash provided by discontinued investing activities	7,075	—
Net cash provided by (used in) investing activities	4,515	(22,119)

Financing Activities
Principal payments on borrowings	(6,855)	(3,042)
Principal payments on line of credit	(22,236)	(82,346)
Proceeds from line of credit	22,236	82,346
Proceeds from issuance of common stock	190	101
Principal payments on capital lease obligations	(181)	(42)
Net cash used in continuing financing activities	(6,846)	(2,983)
Cash provided by discontinued financing activities	—	—
Net cash used in financing activities	(6,846)	(2,983)
Effect of exchange rate changes on cash	625	(819)
Net increase (decrease) in cash and cash equivalents	10,883	(7,073)
Cash and cash equivalents at beginning of period	9,580	23,026
Cash and cash equivalents at end of period	$20,463	$15,953

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$148	$532
Income taxes paid	$726	$1,940
Property, plant and equipment acquired or refinanced under long-term debt	$257	$385

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three and nine months ended September 30, 2009, are not necessarily indicative of operating results that may be expected during any other interim period of 2009 or the year ending December 31, 2009.  We have evaluated all subsequent events through October 30, 2009, the date the financial statements were issued.

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

Recently Adopted Accounting Pronouncements

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles — Overall” (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB has indicated that it will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the equivalent references under the Codification.

Effective January 1, 2009, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures — Overall” (“ASC 820-10”), formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) for which ASC 820-10 was previously adopted.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q for additional information on the adoption of ASC 820-10.

Effective January 1, 2009, we adopted FASB ASC 815-10, “Derivatives and Hedging — Overall” (“ASC 815-10”), formerly Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  ASC 815-10 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Refer to Note 8, “Derivative Instruments,” of this Form 10-Q for additional information.

We adopted FASB ASC 805, “Business Combinations” (“ASC 805”), formerly Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for us for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the nine months ended September 30, 2009.

Effective April 1, 2009, we adopted FASB ASC 320-10-65, “Investments — Debt and Equity Securities — Overall — Transition and Open Effective Date Information” (“ASC 320-10-65”), formerly FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. Refer to Note 7, “Investments”, of this Form 10-Q for the relevant disclosures required by adoption of ASC 320-10-65.  The adoption of ASC 320-10-65 did not have a material impact on our financial statements.

Effective April 1, 2009, we adopted FASB ASC 825-10-65, “Financial Instruments — Overall — Transition and Open Effective Date Information” (“ASC 825-10-65”), formerly FASB Staff Position No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 270-10”).  ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on our financial statements.

Effective April 1, 2009, we adopted FASB ASC 855-10, “Subsequent Events — Overall” (“ASC 855-10”), formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events”. ASC 855-10 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  Refer to this Note 1, “Basis of Presentation,” for the related disclosures. The adoption of ASC 855-10 did not have a material impact on our financial statements.

2.  SEGMENT INFORMATION

We operate within three business segments, U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of September 30, 2009, the U.S. segment included the operations of our thirteen facilities in the U.S., the Canada segment included the operations of our five facilities in Canada and the Offshore segment included the operations of one facility in Makati City, Philippines.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
United States	$50,490	$47,293	$151,887	$129,018
Canada	18,799	21,592	57,212	69,917
Offshore	3,173	52	7,364	52
Total	$72,462	$68,937	$216,463	$198,987

Gross profit:
United States	$9,848	$7,475	$28,730	$21,720
Canada	3,400	1,242	8,414	4,768
Offshore	226	(508)	182	(508)
Total	$13,474	$8,209	$37,326	$25,980

3.  NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$1,795	$(1,503)	$(866)	$(6,494)
(Loss) income from discontinued operations, net of tax	—	(407)	4,640	(266)
Net income (loss)	$1,795	$(1,910)	$3,774	$(6,760)

Weighted average shares of common stock	14,808	14,708	14,781	14,706
Dilutive effect of stock options	204	—	—	—
Common stock and common stock equivalents	15,012	14,708	14,781	14,706

Basic net income (loss) per share from:
Continuing operations	$0.12	$(0.10)	$(0.06)	$(0.44)
Discontinued operations	—	(0.03)	0.32	(0.02)
Net income (loss)	$0.12	$(0.13)	$0.26	$(0.46)

Diluted net income (loss) per share from:
Continuing operations	$0.12	$(0.10)	$(0.06)	$(0.44)
Discontinued operations	—	(0.03)	0.32	(0.02)
Net income (loss)	$0.12	$(0.13)	$0.26	$(0.46)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 847 in the three months ended September 30, 2009, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during such period, and anti-dilutive securities totaling 2,187 in the nine months ended September 30, 2009 were not included in our calculation due to our net loss from continuing operations during such period.  Anti-dilutive securities totaling 1,735 and 1,735 in the three and nine months ended September 30, 2008, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the nine months ended September 30, 2009, we incurred $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Condensed Consolidated Financial Statements.

Restructuring Charges

In August 2007, August 2008, December 2008 and February 2009, we closed facilities in Hawkesbury, Ontario, Big Spring, Texas, Petersburg, Virginia and Regina, Saskatchewan, respectively.  We have recorded restructuring charges related to lease costs and other expenses related to the facility closures.  In accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations,” formerly Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“ASC 420-10”), we recognized the liability when it was incurred, instead of upon commitment to a plan.  A significant assumption used in determining the amount of estimated liability incurred in closing a facility is the estimated liability for future lease payments on vacant facilities.  If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2009, we entered into an agreement with the respective landlords at the facilities in Big Spring, Texas and Petersburg, Virginia to buy-out our remaining lease obligations for $184 and $813, respectively.  As of September 30, 2009, these payments have been made and we do not expect to incur any additional charges.  In October 2009, we entered into an agreement with the landlord at the facility in Hawkesbury, Ontario to buy-out the remaining lease obligation for $1,125 Canadian dollars, which was paid in October 2009.  We do not expect to incur any additional charges in Hawkesbury.  The cumulative amount paid as of September 30, 2009 related to the closure of the facility in Regina, Saskatchewan is $938 and we expect to incur total restructuring charges of $5,580 (adjusted for the September 30, 2009 Canadian dollar to U.S. dollar exchange rate).  We expect completion of the Regina restructuring plan no later than 2013; however, it may be earlier depending on our ability to sublease the facility or buy-out the lease.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of September 30, 2009, and changes during the nine months ended September 30, 2009 is presented below:

	Facility-Related Costs
	Hawkesbury	Regina	Canada Total	Big Spring	Petersburg	U.S. Total	Company Total
Balance as of January 1, 2009	$1,099	$—	$1,099	$208	$1,402	$1,610	$2,709
Expense	16	4,436	4,452	31	198	229	4,681
Payments	(363)	(938)	(1,301)	(239)	(1,334)	(1,573)	(2,874)
Reclassification of long-term liability	175	202	377	—	(266)	(266)	111
Foreign currency translation adjustment	125	716	841	—	—	—	841
Balance as of September 30, 2009	$1,052	$4,416	$5,468	$—	$—	$—	$5,468

5.  DISCONTINUED OPERATIONS

On February 25, 2009, we entered into an agreement to sell the assets of Domain.com, our wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”) in exchange for cash of $7,075.  The assets of Domain.com consist of domain names, trademarks and corporation names.  We conducted an auction for the assets and received bids from multiple parties, including Mr. Stephenson.  Mr. Stephenson presented the highest bid, which represented the selling price, of $7,075 and the sale was completed effective February 25, 2009.  Mr. Stephenson is one of our co-founders, has managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involved a related party, the Audit Committee of our Board of Directors considered and approved the transaction.  The results of operations and cash flows of Domain.com have been reported in the Condensed Consolidated Statements of Operations as discontinued operations.

During the three and nine months ended September 30, 2008, we recorded a loss from discontinued operations of $461 due to the write-off of the principal on a note receivable related to the sale of our supply chain management services platform in December 2005.  We wrote off $740 for principal balance on the note receivable, less a tax benefit of $279.

The following table summarizes the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income from discontinued operations before income taxes	$—	$86	$27	$312
(Loss) gain on the sale of discontinued operations	—	(740)	6,937	(740)
Income tax benefit (expense)	—	247	(2,324)	162
(Loss) income from discontinued operations, net of tax	$—	$(407)	$4,640	$(266)

6.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	62.7%	56.5%	63.9%	52.7%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	21.9%	26.4%	21.6%	27.6%

The call center services agreement with T-Mobile USA, Inc. (see Exhibit 10.120 to our Form 10-Q filed on November 6, 2007) is effective as of October 1, 2007 and has an initial term of two years.  After the initial term, the contract automatically renews for one-

year periods thereafter, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  Although the initial term of the contract ended on September 30, 2009, the contract automatically renewed for a one-year term which would expire on September 30, 2010.  We are currently negotiating a new contract with T-Mobile USA, Inc. and expect to execute the agreement during the fourth quarter of 2009.  Until the new agreement is signed, our services provided to T-Mobile USA, Inc. are covered under the existing agreement effective October 1, 2007.

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2009.

7.  INVESTMENTS

Investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2009:
Corporate debt securities	$493	$3	$—	$499

As of December 31, 2008:
Corporate debt securities	$8,513	$9	$(85)	$8,437

As of September 30, 2009, the investments in our portfolio have remaining contractual maturities within one year.  There are no investments as of September 30, 2009 that have carried unrealized losses for longer than twelve months.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including investments, that are measured at fair value in the Condensed Consolidated Financial Statements.  Proceeds from the sale of investment securities available for sale were $0 and $8,021 for the three and nine months ended September 30, 2009, respectively, and $2,760 and $12,229 for the three and nine months ended September 30, 2008, respectively.  Gross realized gains included in other income were $0 and $5 for the three and nine months ended September 30, 2009, respectively, and $0 and $0 for the three and nine months ended September 30, 2008, respectively.  Gross realized losses included in other income were $0 and $3 for the three and nine months ended September 30, 2009, respectively, and $437 and $437 for the three and nine months ended September 30, 2008, respectively.  The loss recorded in the three and nine months ended September 30, 2008 was on Lehman Brothers corporate debt securities that were determined to be other-than-temporarily impaired after their bankruptcy announcement.  Original cost of investments available for sale is based on the specific identification method.

The following table summarizes the aggregate fair value of those investments in a gross unrealized loss position:

	As of
	September 30, 2009	December 31, 2008
Investments in a continuous unrealized loss position for less than 12 months
Aggregate unrealized losses on corporate debt securities	$—	$(38)
Aggregate fair value of corporate debt securities	—	1,996

Investments in a continuous unrealized loss position for greater than 12 months
Aggregate unrealized losses on corporate debt securities	$—	$(47)
Aggregate fair value of corporate debt securities	—	3,447

8.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada and the Philippines and the functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  We have elected to follow cash flow hedge accounting under ASC 815-10 in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three and nine months ended September 30, 2009 and 2008, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the nine months ended September 30, 2009, we entered into Canadian dollar forward contracts with Wells Fargo Bank for a notional amount of $13,500 Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of September 30, 2009, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of September 30, 2009:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN$	14,550

The above foreign exchange contracts are to be delivered periodically through December 2009 at a purchase price which is no more than $17,671 and no less than $17,453.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2009.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of September 30, 2009:

	Fair Value of Derivatives Designated as Hedge Instruments	Fair value of derivatives not designated as hedge instruments
Derivative assets:
Foreign exchange contracts	$1,477	$—

Derivative liabilities:
Foreign exchange contracts	$—	$—

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009:

	Three Months Ended
	September 30, 2009		September 30, 2008		Location of Gain
	Gain Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Loss Reclassified from AOCI into Income	(Loss) Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$358	$1,125	$(585)	$(461)	Cost of services

	Nine Months Ended
	September 30, 2009		September 30, 2008		Location of Gain
	Gain Recognized in AOCI, net of tax	Loss Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Loss Reclassified from AOCI into Income	(Loss) Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$2,365	$(506)	$(626)	$(752)	Cost of services

9.  FAIR VALUE MEASUREMENTS

As of January 1, 2009, we adopted ASC 820-10 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. We had previously adopted ASC 820-10 for all financial assets and liabilities.  ASC 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The levels of the fair value hierarchy under ASC 820-10 are described below:

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

Investments

As of September 30, 2009 and December 31, 2008, our investments consisted entirely of corporate debt securities.  Our corporate debt securities are valued using third-party broker statements, which is derived from quoted market information.  The inputs to the valuation are generally classified as Level 1 given the active market for these securities, however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Derivative Instruments and Hedging Activities

Our derivative instruments are valued using third-party broker or counterparty statements, derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy.

Restructuring Charges

ASC 420-10 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to an exit plan.  On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility, and the discount rate utilized to determine the present value of the future expected cash flows. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Condensed Consolidated Statements of Operations.

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the nine months ended September 30, 2009, we closed our facility in Regina, Saskatchewan, which resulted in $0 and $4,436 of accrued restructuring costs during the three and nine months ended September 30, 2009.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we could not sublease the vacant facility for the remainder of the lease term based on our knowledge of the Regina marketplace, as well as our historical inability to sublease our facilities in other locations in which we operate.  In the future, if we are able to sublease the facility, we may be required to record a gain in the Condensed Consolidated Statements of Operations.  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Impairment of Long-Lived Assets

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three and nine months ended September 30, 2009, we recorded approximately $0 and $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we do not have long-term customer commitments and therefore, we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets which were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  The fair value of these long-lived assets after the impairment charge was $228.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$499	$—	$—	$499
Derivative instruments	—	1,477	—	1,477
Total fair value of assets measured on a recurring basis	$499	$1,477	$—	$1,976

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Nine Months ended September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	$228	$228
Total fair value of assets measured on a non-recurring basis	$—	$—	$228	$228

Liabilities:
Accrued restructuring costs	$—	$—	$4,436	$4,436
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$4,436	$4,436

10.  DEBT

On June 26, 2009, we entered into a business loan agreement, promissory note and three commercial security agreements (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $15 million secured revolving line of credit.  The Agreement is effective July 1, 2009 through August 1, 2010.  This Agreement replaced our $10 million secured revolving line of credit with Wells Fargo Bank N.A., which expired by its terms on June 30, 2009.  There was no balance outstanding on the line of credit with UMB Bank as of September 30, 2009.

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

In addition, during the nine months ended September 30, 2009, we paid off the remaining principal balance on the Secured Equipment Promissory Note between Wells Fargo Equipment Finance, Inc. and StarTek USA, Inc., our wholly owned subsidiary, and the Canadian Dollar Secured Equipment Loan between Wells Fargo Equipment Finance Company, Inc. and StarTek Canada Services, Ltd., our wholly owned subsidiary.  The loans had original maturities in November 2010.  The total payoff on these loans, including pre-payment penalties, was $5,688.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

FASB ASC 220-10, “Comprehensive Income”, formerly Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income. Comprehensive income is defined essentially as all changes in stockholders’ equity, exclusive of transactions with owners. The following represents the components of other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$1,795	$(1,910)	$3,774	$(6,760)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	495	(374)	631	(825)
Change in fair value of derivative instruments, net of tax	358	(585)	2,365	(626)
Unrealized (loss) gain on available for sale securities, net of tax	(1)	(138)	50	(205)
Comprehensive income (loss)	$2,647	$(3,007)	$6,820	$(8,416)

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Accumulated foreign currency translation adjustments:
Beginning balance	$1,226	$2,102	$1,090	$2,553
Translation adjustments, net of tax	495	(374)	631	(825)
Ending balance	$1,721	$1,728	$1,721	$1,728
Accumulated unrealized derivative gains (losses):
Beginning balance	$563	$(21)	$(1,444)	$20
Gain (loss) reclassified to earnings, net of tax	703	(288)	(316)	(470)
Change in fair value of cash flow hedges, net of tax	(345)	(297)	2,681	(156)
Ending balance	$921	$(606)	$921	$(606)
Accumulated unrealized losses on available for sale securities:
Beginning balance	$(10)	$(96)	$(61)	$(29)
(Loss) gain reclassified to earnings, net of tax	—	(273)	(1)	(273)
Change in fair value of available for sale securities, net of tax	(1)	135	51	68
Ending balance	$(11)	$(234)	$(11)	$(234)

12.  SHARE-BASED COMPENSATION

Compensation cost that has been charged against income related to share-based compensation for the three months ended September 30, 2009 and 2008 was $498 and $440, respectively, and is included in selling, general and administrative expense.  The compensation cost that has been charged for the nine months ended September 30, 2009 and 2008 was $1,437 and $1,054, respectively.  A summary of activity during the nine months ended September 30, 2009 related to our equity awards is presented below.

Stock Options

A summary of option activity as of September 30, 2009, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2009	1,629	$11.45
Granted	726	4.60
Exercised	—	—
Forfeited	(138)	7.95
Expired	(77)	15.90
Outstanding as of September 30, 2009	2,140	$9.20

Restricted Shares

Restricted share activity during the nine months ended September 30, 2009 was as follows:

	2007
	Number of	Weighted-Average
	Restricted Shares	Grant Date Fair Value
Non-vested balance as of January 1, 2009	62	$10.45
Granted	7	4.76
Vested	(19)	8.79
Forfeited	(3)	9.01
Non-vested balance as of September 30, 2009	47	$10.14

13.  INCOME TAXES

The year-to-date effective tax rate for continuing operations decreased from 37.6% during the nine months ended September 30, 2008 to 12.7% during the nine months ended September 30, 2009.  The primary reasons for the decrease in the rate between periods is 1) a larger impact from the change in the Canadian statutory tax rates in 2009 compared to 2008, 2) state income tax expense in 2009 compared to state income tax benefit in 2008 (due to pre-tax book income in the U.S. during 2009 compared to a pre-tax book loss in the U.S. in 2008) and 3) meals and entertainment deductions.  The decrease in the rate, and the corresponding decrease in the income tax benefit, were partially offset by an increase in the rate and tax benefit from work opportunity credits.

Differences between U.S. statutory income tax rates and our effective tax rates for continuing operations for the nine months ended September 30, 2009 and 2008 were:

	Nine Months Ended September 30,
	2009	2008
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	(10.0)%	2.3%
Work opportunity credits	34.2%	7.1%
Effect of change in Canadian tax rate	(27.0)%	(4.2)%
Other permanent items (i.e. meals and entertainment)	(16.8)%	(1.9)%
Other, net	(2.7)%	(0.7)%
Total	12.7%	37.6%

14.  LITIGATION

In our Annual Report on Form 10-K filed March 3, 2009, we described a federal securities class-action lawsuit, West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., Civil Action No. 05-cv-01265-WDM-MEH (the “Litigation”).

On July 20, 2009, we executed a Stipulation of Settlement (“Stipulation”) with lead plaintiffs to settle the Litigation.  Under the terms of the Stipulation, defendants will pay $7,500 to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice.  Our primary insurance carrier has contributed $6,900 and we contributed $600 to the Settlement Fund (as defined in the Stipulation).  The United States District Court for the District of Colorado (the “Court”) granted preliminary approval for the settlement on October 8, 2009.  The completion of the settlement as set forth in the Stipulation remains subject to various conditions, including notice to the class members, a final hearing, and final approval by the Court.  Our portion of the settlement due, or $600, was recorded in our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009 and was paid in October 2009.

We are involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

SUBSEQUENT EVENT

In October 2009, we entered into an agreement with the landlord at our closed facility in Hawkesbury, Ontario to buy-out the remaining lease obligation.  We closed the facility in August 2007 and recorded restructuring costs associated with the remaining lease obligations at the facility.  The original lease was due to expire in 2012.  The buy-out was $1,125 Canadian dollars, which was paid in October 2009.  There was no impact on our consolidated statements of operations during the three or nine months ended September 30, 2009 related to the buy-out.  We do not expect to incur any additional charges related to the Hawkesbury closure.

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

BUSINESS DESCRIPTION AND OVERVIEW

StarTek is a provider of business process outsourcing services to the communications industry.  We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience.  Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) Offshore.  As of September 30, 2009, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of a facility in Makati City, Philippines.  As of September 30, 2008, there were fourteen, six and one operating centers in the U.S., Canada and Offshore segments, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

We endeavor to achieve site optimization at all of our locations by routinely evaluating site performance.  If local economic conditions, prevailing wage rates, local labor pool availability and quality, or other factors, negatively impact the long-term financial viability of a location, management will from time to time make the decision to close a facility.  As a result, we may incur impairment losses or restructuring charges in connection with the closure.  Likewise, management is continually in pursuit of opportunities to open new locations in economically viable geographic markets, subject to client demand, in order to improve profitability and grow the business.

SIGNIFICANT DEVELOPMENTS DURING THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

In February 2009, we closed our facility in Regina, Saskatchewan.  The closure of our Regina facility was driven by market conditions, namely recruiting challenges in this location, which impacted the profitability of the site and management determined it was in our long-term interest to close the location.   This closure resulted in approximately $2.5 million and $7.8 million less revenue during the three and nine months ended September 30, 2009, respectively, and increased gross profit by $0.3 million and $0.4 million during the three and nine months ended September 30, 2009, respectively, compared to the comparable periods ended September 30, 2008 due to negative gross profit at this facility in 2008.  We also incurred restructuring charges of approximately $4.4 million during the nine months ended September 30, 2009 related to the closure, which is discussed in further detail below.

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

In July 2009, we entered into a lease agreement for the rental of a facility in Heredia, Costa Rica.  The lease has an initial term of five years with a tenant option for an additional five years.  The facility is approximately 37,000 square feet and we expect to open the facility for operations during the first quarter of 2010.  Total lease commitments for the rental of this facility are approximately $4.5 million over the term of the lease.

In August 2009, we entered into an agreement with the landlord at our closed facility in Petersburg, Virginia to buy-out the remaining lease obligation.  We closed the facility in December 2008 and recorded restructuring costs associated with the remaining lease obligations at the facility.  The original lease was due to expire in 2013.  The buy-out was $0.8 million dollars, which was paid in August 2009.  There was no impact on our condensed consolidated statements of operations during the period related to the buy-out and we do not expect to incur any additional charges related to the Petersburg closure.

SUBSEQUENT EVENT

In October 2009, we entered into an agreement with the landlord at our closed facility in Hawkesbury, Ontario to buy-out the remaining lease obligation.  We closed the facility in August 2007 and recorded restructuring costs associated with the remaining lease obligations at the facility.  The original lease was due to expire in 2012.  The buy-out was $1.125 million Canadian dollars, which was paid in October 2009.  There was no impact on our condensed consolidated statements of operations during the three or nine months ended September 30, 2009 related to the buy-out.  We do not expect to incur any additional charges related to the Hawkesbury closure.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended September 30, 2009	% of Revenue	Three Months Ended September 30, 2008	% of Revenue	% Change Q3 2008 to Q3 2009
Revenue	$72,462	100.0%	$68,937	100.0%	5.1%
Cost of services	58,988	81.4%	60,728	88.1%	-2.9%
Gross profit	13,474	18.6%	8,209	11.9%	64.1%
Selling, general and administrative expenses	11,084	15.3%	10,205	14.8%	8.6%
Impairment losses and restructuring charges	—	0.0%	346	0.5%	-100.0%
Operating income (loss)	2,390	3.3%	(2,342)	-3.4%	NM
Net interest and other (expense) income	(38)	-0.1%	(304)	-0.4%	NM
Income (loss) from continuing operations before income taxes	2,352	3.2%	(2,646)	-3.8%	NM
Income tax expense (benefit)	557	0.7%	(1,143)	-1.6%	NM
Net income (loss) from continuing operations	1,795	2.5%	(1,503)	-2.2%	NM
Income from discontinued operations, net of tax	—	0.0%	(407)	-0.6%	-100.0%
Net income (loss)	$1,795	2.5%	$(1,910)	-2.8%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended September 30,
	2009		2008
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$50,490	69.7%	$47,293	68.6%
Cost of services	40,642	68.9%	39,818	65.6%
Gross profit	$9,848	73.1%	$7,475	91.1%
Gross profit %	19.5%		15.8%

Canada:
Revenue	$18,799	25.9%	$21,592	31.3%
Cost of services	15,399	26.1%	20,350	33.5%
Gross profit	$3,400	25.2%	$1,242	15.1%
Gross profit %	18.1%		5.8%

Offshore:
Revenue	$3,173	4.4%	$52	0.1%
Cost of services	2,947	5.0%	560	0.9%
Gross profit	$226	1.7%	$(508)	-6.2%
Gross profit %	7.1%		-976.9%

Revenue

Revenue increased by $3.5 million, or 5.1%, from $68.9 million in the third quarter of 2008 to $72.5 million in the third quarter of 2009.  The increase was driven by a $3.2 million increase in revenue in our U.S. segment. Of this increase, $5.6 million was from two new sites that were opened in mid-2008 (Mansfield, Ohio and Jonesboro, Arkansas).  In addition, a site that transitioned to a new customer during 2009 contributed approximately $1.7 million of additional revenue in the third quarter of 2009 compared to the third quarter of 2008.  These increases were partially offset by $3.2 million less revenue from site closures in Big Spring, Texas and Petersburg, Virginia in August 2008 and December 2008, respectively.  The remainder of the offset was driven by decreases in the number of average full-time equivalent agents and utilization at other U.S. locations.  In the third quarter of 2009, average full-time equivalent agents decreased by 4.8% from the third quarter of 2008 due to layoffs and hiring freezes in certain locations in order to address certain discrepancies in our hiring practices.  The  hiring freezes have since been lifted.  Revenues in our Canadian segment declined by $2.8 million in the third quarter of 2009 compared to the same period in 2008.  Of this decrease, $2.5 million was due to the site closure in Regina, Saskatchewan.  The remainder was due to a decline of 6.8% in average full-time equivalent agents at our other Canadian locations.  Revenue from our Offshore segment increased from $0.1 million in the third quarter of 2008 to $3.2 million in the third quarter of 2009 from our site in Makati City, Philippines which opened in September 2008 and continues to ramp.

Cost of Services and Gross Profit

Cost of services decreased by $1.7 million, or 2.9%, from $60.7 million in the third quarter of 2008 to $59.0 million in the third quarter of 2009.  Cost of services in the U.S. increased by approximately $0.8 million, of which $0.2 million was related to the net addition of new sites year over year, as discussed above.  Gross profit as a percentage of revenue in the U.S. increased from 15.8% in the third quarter of 2008 to 19.5% in the third quarter of 2009.  This increase was driven by higher utilization, which we define as average full-time equivalent agents divided by available seat capacity, which increased from 65% in the third quarter of 2008 to 77% in the third quarter of 2009.  Cost of services in Canada declined by $5.0 million in the third quarter of 2009 from the third quarter of 2008, of which $2.8 million was due to the closure of the facility in Regina, Saskatchewan and $1.9 million was due to improvements in the Canadian to U.S. dollar exchange rate.  The remaining decrease in the Canadian segment was due to fewer agents, as described above.  Cost of services for our Offshore segment increased by approximately $2.4 million due to the opening of our Makati City, Philippines location.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.9 million, or 8.6%, from $10.2 million in the third quarter of 2008 to $11.1 million in the third quarter of 2009.  As a percentage of revenue, selling, general and administrative expenses increased from 14.8% to 15.3%.  The increase was driven by an increase of $0.5 million in salary expense and $0.4 million in hiring expense in the third quarter of 2009 compared to the third quarter of 2008 due to investments in personnel in support of growth efforts.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges declined from $0.3 million in the third quarter of 2008 to $0 in the third quarter of 2009.  In the third quarter of 2008, we recorded $0.3 million in restructuring charges related to the closure of our Big Spring, Texas location in August 2008.  We did not incur any impairment losses or restructuring charges during the third quarter of 2009.

Operating Income (Loss)

We had operating income of $2.4 million during the three months ended September 30, 2009 and an operating loss of $2.3 million during the three months ended September 30, 2008.  Operating income (loss) as a percentage of revenue was 3.3% for the three months ended September 30, 2009 compared to (3.4%) for the three months ended September 30, 2008.  The increase was a result of higher revenue, lower cost of services and lower impairment and restructuring charges, partially offset by an increase in selling, general and administrative expenses, as discussed previously.

Net Interest and Other (Expense) Income

Net interest and other expense declined to approximately $0.04 million during the third quarter of 2009 from $0.3 million in the third quarter of 2008.  The decrease was primarily due to $0.4 million recorded in 2008 for an other-than-temporary impairment of an investment.  No such impairments were recorded during the third quarter of 2009.  This decrease was partially offset by lower interest and investment income in the third quarter of 2009, compared to the third quarter of 2008, due to fewer investments held during the period.

Income Tax

The quarterly effective tax rate for continuing operations changed from an income tax benefit of $1.1 million, or an effective rate of 43.2%, during the three months ended September 30, 2008, to income tax expense of $0.6 million, or an effective rate of 23.7%, during the three months ended September 30, 2009.  The change was due primarily to the effects of work opportunity credits, depending on the amount of income or loss for the respective quarter, which reduced the rate and associated tax expense in 2009 and increased the rate and associated tax benefit in 2008.

Loss from Discontinued Operations, net of tax

Loss from discontinued operations was $0 during the third quarter of 2009 and approximately $0.4 million during the third quarter of 2008.  The loss in 2008 was due to the write-off of the principal on a note receivable related to the sale of our supply chain management services platform in December 2005 for which approximately $0.7 million related to the principal of the note receivable, less an associated tax benefit of approximately $0.2 million.  This was partially offset by the removal of income from discontinued operations related to the sale of our Domain.com subsidiary in February 2009.

Net Income (Loss)

Net income was $1.8 million for the third quarter of 2009 compared to a net loss of approximately $1.9 million during the third quarter of 2008.  The increase in net income was primarily due to higher revenue, lower cost of services, the absence of impairment and restructuring charges and a loss from discontinued operations, partially offset by higher selling, general and administrative expenses, as discussed previously.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	Nine Months Ended September 30, 2009	% of Revenue	Nine Months Ended September 30, 2008	% of Revenue	% change YTD Sept. 30, 2008 to 2009
Revenue	$216,463	100.0%	$198,987	100.0%	8.8%
Cost of services	179,137	82.8%	173,007	86.9%	3.5%
Gross profit	37,326	17.2%	25,980	13.1%	43.7%
Selling, general and administrative expenses	31,665	14.6%	30,522	15.3%	3.7%
Impairment losses and restructuring charges	6,437	3.0%	5,954	3.0%	8.1%
Operating loss	(776)	-0.4%	(10,496)	-5.2%	NM
Net interest and other (expense) income	(216)	-0.1%	96	0.0%	NM
Loss from continuing operations before income taxes	(992)	-0.5%	(10,400)	-5.2%	NM
Income tax benefit	(126)	-0.1%	(3,906)	-2.1%	NM
Net loss from continuing operations	(866)	-0.4%	(6,494)	-3.3%	NM
Income (loss) from discontinued operations, net of tax	4,640	2.1%	(266)	-0.1%	NM
Net income (loss)	$3,774	1.7%	$(6,760)	-3.4%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Nine Months Ended September 30,
	2009		2008
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$151,887	70.2%	$129,018	64.9%
Cost of services	123,157	68.8%	107,298	62.0%
Gross profit	$28,730	77.0%	$21,720	83.6%
Gross profit %	18.9%		16.8%

Canada:
Revenue	$57,212	26.4%	$69,917	35.1%
Cost of services	48,798	27.2%	65,149	37.7%
Gross profit	$8,414	22.5%	$4,768	18.4%
Gross profit %	14.7%		6.8%

Offshore:
Revenue	$7,364	3.4%	$52	0.0%
Cost of services	7,182	4.0%	560	0.3%
Gross profit	$182	0.5%	$(508)	-2.0%
Gross profit %	2.5%

Revenue

Revenue increased by $17.5 million, or 8.8%, from $199.0 million in the nine months ended September 30, 2008 to $216.5 million in the nine months ended September 30, 2009.  The increase was driven by revenues from the U.S. segment and the Offshore segment which increased by $22.9 million and $7.3 million, respectively.  The increase in U.S. revenue was due to three new U.S. facilities added in 2008, partially offset by the closure of two U.S. facilities.  The net impact of these openings and closures was $14.0 million in additional revenue.  U.S. revenue also increased due to the full ramp of a site which transitioned to a new customer and contributed $5.2 million of additional revenue in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The remaining increase of $3.7 million at the remaining U.S. facilities was driven by an increase in the number of average full-time equivalent agents.  The offshore facility in Makati City, Philippines opened in September 2008, and as such contributed minimal revenue during the first nine months of 2008 and contributed $7.4 million in the first nine months of 2009.  Revenue from Canada decreased by $12.7 million in the first nine months of 2009 compared to the same period in 2008 due primarily to the closure of our Regina, Saskatchewan facility in February 2009, which had approximately $7.8 million less revenue in the nine months ended September 30, 2009, compared to the same period in 2008.  In addition, revenue decreased by approximately $0.9 million due to changes in the foreign exchange rate between the U.S. dollar and Canadian dollar.  The remainder of the decrease in the Canadian segment was due to a decrease in the number of average full-time equivalent agents.

Cost of Services and Gross Profit

Cost of services increased by $6.2 million, or 3.6%, from $173.0 million in the nine months ended September 30, 2008 to $179.2 million in the nine months ended September 30, 2009.  Cost of services in the U.S. increased by approximately $15.6 million, of which $8.0 million related to the net addition of new sites year over year, as discussed above.  Cost of services at our other U.S. facilities also increased during the first nine months of 2009 compared to the first nine months of 2008 due to a greater number of agents, as described above.  In addition, cost of services increased by approximately $6.9 million due to the opening of the Makati City, Philippines location.  These increases to cost of services were offset by lower cost of services in Canada due in part to the closure of the Regina location, which accounted for $8.2 million of the decrease.  Additionally, cost of services decreased by $5.8 million in the first nine months of 2009 compared to the first nine months of 2008 due to a stronger U.S. to Canadian dollar exchange rate.  The remaining decrease in the Canadian segment was due to fewer agents, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.1 million, or 3.6%, from $30.5 million in the first nine months of 2008 to $31.6 million in the first nine months of 2009.  The increase year-over-year was primarily due to $0.6 million in expense associated with the settlement of the federal securities class action lawsuit, $0.9 million in payroll expense, $0.2 million in other legal expense and $0.2 million in rent expense.  These increases were partially offset by declines in depreciation expense of $0.6 million and training expense of $0.2 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges were $6.4 million and $6.0 million for the nine months ended September 30, 2009 and 2008, respectively.  Restructuring charges were $4.7 million during the nine months ended September 30, 2009, related primarily to the closure of our Regina, Saskatchewan facility in February 2009 for which we incurred approximately $4.4 million of charges.  The costs relate primarily to the building lease costs through the remainder of the lease term, or July 2013.  Accrued restructuring costs were valued using a discounted cash flow model and the cash flows consist of the future lease payment obligations required under the lease agreements and property taxes through the remainder of the lease term.  We assumed that we could not sublease the vacant facilities for the remainder of the lease term.  In the future, if we are able to sublease the facilities, we may be required to record a gain in the Condensed Consolidated Statements of Operations.  The remainder of the restructuring charges during the first nine months of 2009 were due to adjustments in our estimated liability for our other restructuring plans.  We recorded $1.9 million in restructuring charges in the first nine months of 2008 related to the closure of our Hawkesbury, Ontario facility in 2007 and our Big Spring, Texas facility in August 2008.

We recorded approximately $1.7 million in impairment losses during the first nine months of 2009 due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  We recorded $4.1 million in impairment losses in the first nine months of 2008 due to impairment of certain long-lived assets ($2.3 million in the U.S. segment and $1.8 million in the Canadian segment).

Operating Loss

We incurred operating losses of approximately $0.8 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Operating loss as a percentage of revenue was (0.4%) for the nine months ended September 30, 2009 compared to (5.2%) for the nine months ended September 30, 2008.  The decline in the loss period over period was driven by an increase in revenue in the nine months ended September 30, 2009, partially offset by higher impairment and restructuring charges, cost of services and selling, general and administrative costs, as discussed previously.

Net Interest and Other (Expense) Income

Net interest and other expense was approximately $0.2 million during the first nine months of 2009, compared to net interest and other income of approximately $0.1 million in the first nine months of 2008.  The change was due primarily to a decrease in interest and investment income of approximately $0.9 million in the first nine months of 2009 compared to the first nine months of 2008 due to a decline in our investment balance during these periods, partially offset by less interest expense, which declined by approximately $0.3 million in the first nine months of 2009 compared to the first nine months of 2008.  In addition, we recorded approximately $0.4 million related to an other-than-temporary impairment on investments during the first nine months of 2008.

Income Tax

The year-to-date effective tax rate for continuing operations decreased from 37.6% during the nine months ended September 30, 2008 to 12.7% during the nine months ended September 30, 2009.  The primary reasons for the decrease to the rate between periods is 1) a larger impact from the change in the Canadian statutory tax rates in 2009 compared to 2008, 2) state income tax expense in 2009 compared to state income tax benefit in 2008 (due to pre-tax book income in the U.S. during 2009 compared to a pre-tax book loss in the U.S. in 2008) and 3) meals and entertainment deductions.  These decreases were offset by an increase in work opportunity credits.

Income (Loss) from Discontinued Operations, net of tax

Income from discontinued operations was approximately $4.6 million during the nine months ended September 30, 2009 and loss from discontinued operations was approximately $0.3 million during the nine months ended September 30, 2008.  In February 2009, we sold Domain.com, a wholly owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of approximately $2.3 million, resulting in the income of $4.6 million.  The loss in 2008 was due to the write-off of the principal on a note receivable related to the sale of our supply chain management services platform in December 2005, partially offset by the removal of income from discontinued operations related to the sale of Domain.com.

Net Income (Loss)

Net income was $3.8 million during the nine months ended September 30, 2009 and net loss was approximately $6.8 million during the nine months ended September 30, 2008.  The increase in net income was primarily due to higher revenue and income from discontinued operations, partially offset by higher cost of services, selling, general and administrative expenses and impairment and restructuring charges, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, working capital totaled $57.8 million and our current ratio was 3.16:1, compared to working capital of $47.6 million and a current ratio of 2.58:1 at December 31, 2008.  We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings, investments in our facilities.  We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will adequately meet our ongoing operating requirements.  Any significant future expansion of our business may require us to secure additional cash resources.  Our liquidity could be significantly impacted by large cash requirements to expand our business or a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, deterioration of economic conditions, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in the “Risk Factors” sections in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,589	$18,848
Investing activities	4,515	(22,119)
Financing activities	(6,846)	(2,983)
Effect of foreign exchange rates on cash	625	(819)
Net increase in cash and cash equivalents	$10,883	$(7,073)

Our balance of cash and cash equivalents was $20.5 million at September 30, 2009, compared to a balance of $9.6 million at December 31, 2008.

Operating Activities.  Net cash provided by operating activities decreased by $6.2 million from $18.8 million for the nine months ended September 30, 2008 to $12.6 million for the nine months ended September 30, 2009.  Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2009 was $14.9 million, representing a decrease of $4.2 million from the nine months ended September 30, 2008.  The decline of $4.2 million in cash provided by operating activities from continuing operations was driven by the following decreases:  1) $4.8 million greater decline in accrued liabilities over the nine months ended September 30, 2009 compared to 2008 primarily due to lower accrued payroll resulting from the timing of facility openings and closings, 2) $3.9 million in less accounts payable due to fewer capital expenditures in 2009, and 3) $3.7 million of lower collections of accounts receivable period over period due to the timing of collections of large billings. These decreases to cash provided by operating activities from continuing operations were partially offset by the following increases:  1) $6.2 million in deferred income taxes, whereby the deferred income tax asset declined by $2.7 million in the first nine months of 2009 compared to an increase of $3.5 million in the same period of 2008 because of the utilization of net operating loss carry forwards, and 2) $1.6 million higher income from continuing operations after impairment losses and depreciation expense (net loss from continuing operations improved by $5.6 million, offset by $4.0 million less impairment and depreciation expense).

Investing Activities.  Net cash provided by investing activities was $4.5 million in the first nine months of 2009 compared to cash used in investing activities of $22.1 million in the first nine months of 2008.  The increase was due to 1) proceeds from the sale of Domain.com of $7.1 million, 2) a $12.4 million decrease in purchases of property, plant and equipment due to no new site openings in the first nine months of 2009 compared to the opening of four new sites in the first nine months of 2008 and 3) an increase in net proceeds from the sale of investments, net of purchases, of $7.2 million which was a result of a shift towards more conservative holdings of cash and cash equivalents.

Financing Activities.  Net cash used in financing activities increased by $3.8 million, from $3.0 million, in the nine months ended September 30, 2008 to $6.8 million for the nine months ended September 30, 2009.  The increase was due primarily to an increase in payments on long-term debt of $3.8 million resulting from the pay-off of our two equipment loans in the second quarter of 2009, partially offset by savings on principal payments since the pay-off.  Refer to “Liquidity and Capital Resources — Contractual Obligations” below for further information on the pay-off of these loans.

Contractual Obligations.  Other than operating and capital leases for certain equipment, real estate and leases and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations.

On June 26, 2009, we entered into a business loan agreement, promissory note and three commercial security agreements (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $15 million secured revolving line of credit.  The Agreement is effective July 1, 2009 through August 1, 2010.  This Agreement replaced our $10 million secured revolving line of credit with Wells Fargo Bank N.A., which expired by its terms on June 30, 2009.  We use this line of credit to finance regular, short-term operating expenses.  There was no balance outstanding on the line of credit with UMB Bank as of September 30, 2009.  As of September 30, 2009, we were in compliance with our debt covenants.

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

In addition, during the nine months ended September 30, 2009, we paid off the remaining principal balance on the Secured Equipment Promissory Note between Wells Fargo Equipment Finance, Inc. and StarTek USA, Inc., our wholly owned subsidiary, and the Canadian Dollar Secured Equipment Loan between Wells Fargo Equipment Finance Company, Inc. and StarTek Canada Services, Ltd., our wholly owned subsidiary.  The loans had original maturities in November 2010.  The total payoff on these loans, including pre-payment penalties, was approximately $5.7 million.

In July 2009, we entered into a lease agreement for the rental of a facility in Heredia, Costa Rica.  The lease has an initial term of five years with a tenant option for an additional five years.  The facility is approximately 37,000 square feet and we expect to open the facility for operations during the first quarter of 2010.  Total lease commitments for the rental of this facility are approximately $4.5 million over the term of the lease.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 6, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2009. Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding these risks.

As of September 30, 2009, we had approximately $0.5 million invested in corporate debt securities.  There is a risk that if those companies in which we are invested suffer due to economic conditions or other reasons, we could realize losses on these investments which could impact our liquidity.

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

Although management cannot accurately anticipate the effects of domestic and foreign inflation on our operations, we have experienced rising wages in several of our markets, particularly in Canada.  Rising wages have had a negative impact on our results of operations, and if such trends continue to persist, our future results of operations may be adversely affected.

VARIABILITY OF OPERATING RESULTS

Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the winter holiday buying season.  We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to principal clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) variability in demand for our services by our clients depending on demand for their products or services and/or depending on our performance.

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

Recently Adopted Accounting Pronouncements

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles — Overall” (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2009, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures — Overall” (“ASC 820-10”), formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) for which ASC 820-10 was previously adopted.  Refer to Note 9, “Fair Value Measurements,” of this Form 10-Q for additional information on the adoption of ASC 820-10.

Effective January 1, 2009, we adopted FASB ASC 815-10, “Derivatives and Hedging — Overall” (“ASC 815-10”), formerly Statement of Financial Accounting Standards  No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  ASC 815-10 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Refer to Note 8, “Derivative Instruments,” of this Form 10-Q for additional information.

We adopted FASB ASC Topic 805, “Business Combinations” (“ASC 805”), formerly Statement of Financial Accounting Standards  No. 141(R), “Business Combinations”, which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for us for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the nine months ended September 30, 2009.

Effective April 1, 2009, we adopted FASB ASC 320-10-65, “Investments — Debt and Equity Securities — Overall — Transition and Open Effective Date Information” (“ASC 320-10-65”), formerly FASB Staff Position No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. Refer to Note 7, “Investments”, of this Form 10-Q for the relevant disclosures required by adoption of ASC 320-10-65.  The adoption of ASC 320-10-65 did not have a material impact on our financial statements.

Effective April 1, 2009, we adopted FASB ASC 825-10-65, “Financial Instruments — Overall — Transition and Open Effective Date Information” (“ASC 825-10-65”), formerly FASB Staff Position No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on our financial statements.

Effective April 1, 2009, we adopted FASB ASC 855-10, “Subsequent Events — Overall” (“ASC 855-10”), formerly Statement of Financial Accounting Standards  No. 165, “Subsequent Events”. ASC 855-10 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  Refer to Note 1, “Basis of Presentation,” for the related disclosures. The adoption of ASC 855-10 did not have a material impact on our financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents, investments and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  At September 30, 2009, investments available for sale consisted of corporate debt securities.  Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.  Management believes we have the ability to hold the foregoing investments until maturity, and therefore, if held to maturity, we would not expect the future proceeds from these investments to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from future investments.  In addition, our investments in corporate debt securities could be adversely affected by declines in the economic condition of those companies in which we are invested.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally within twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada and the Philippines and are initiating operations in Costa Rica, and the functional currencies in those countries are the Canadian dollar, the Philippine peso, and the Costa Rica Colon, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues which are paid to us in U.S. dollars.  During the third quarter of 2009, we did not enter into any new Canadian dollar forward contracts to hedge our foreign currency risk with respect to labor costs in Canada.  As of September 30, 2009, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso or Costa Rican Colon relative to the U.S. dollar.  As of September 30, 2009, we had contracted to purchase $14.6 million Canadian dollars to be delivered periodically through December 2009 at a purchase price which is no more than $17.7 million and no less than $17.5 million.

During the three and nine months ended September 30, 2009, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2008, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.  Also, refer to Part II, Item IA. “Risk Factors” in this Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  During the three months ended September 30, 2009, we implemented a new accounting system, however, this implementation did not have a material effect on our internal control over financial reporting and there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

In our Annual Report on Form 10-K filed March 3, 2009, we described a federal securities class-action lawsuit, West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., Civil Action No. 05-cv-01265-WDM-MEH (the “Litigation”).

On July 20, 2009, we executed a Stipulation of Settlement (“Stipulation”) with lead plaintiffs to settle the Litigation.  Under the terms of the Stipulation, defendants will pay $7.5 million to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice.  Our primary insurance carrier has contributed $6.9 million and we contributed $0.6 million to the Settlement Fund (as defined in the Stipulation).  The United States District Court for the

District of Colorado (the “Court”) granted preliminary approval for the settlement on October 8, 2009.  The completion of the settlement as set forth in the Stipulation remains subject to various conditions, including notice to the class members, a final hearing, and final approval by the Court.  Our portion of the settlement due, or $0.6 million, was recorded in our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009 and was paid in October 2009.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K, except for the additions and modifications reflected in the risk factors below.

We and some of our former management employees are the subject of a class action lawsuit.  We have executed a Stipulation of Settlement (“Stipulation”) to settle the litigation, however, completion of the settlement is subject to certain conditions.

In our Annual Report on Form 10-K filed March 3, 2009, we described a federal securities class-action lawsuit, West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., Civil Action No. 05-cv-01265-WDM-MEH (the “Litigation”).

On July 20, 2009, we executed a Stipulation of Settlement (“Stipulation”) with lead plaintiffs to settle the Litigation.  Under the terms of the Stipulation, defendants will pay $7.5 million to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice.  Our primary insurance carrier has contributed $6.9 million and we contributed $0.6 million to the Settlement Fund (as defined in the Stipulation).  The United States District Court for the District of Colorado (the “Court”) granted preliminary approval for the settlement on October 8, 2009.  The completion of the settlement as set forth in the Stipulation remains subject to various conditions, including notice to the class members, a final hearing, and final approval by the Court.  In the event that such conditions are not satisfied, the court case would be reinstated as an active litigation matter.  Our portion of the settlement due, or $0.6 million, was recorded in our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2009 and was paid in October 2009.

We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

Our operations in Canada, the Philippines and Costa Rica subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. For the smaller portion of our business that we conduct in the Philippines and will be conducting in Costa Rica, we are exposed to market risk from changes in the value of the Philippine peso and Costa Rican colon.  Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, yet the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars and Philippine pesos, and in the future Costa Rican colons.  Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso or Costa Rican colon exchange rates can cause significant fluctuations in our results of operations.  During the nine months ended September 30, 2009, we engaged in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar.  During the nine months ended September 2009, we did not enter into hedging agreements for the Philippine peso or Costa Rican colon.  We may participate in hedging activities in the future as it relates to the Canadian dollar, Philippine peso and Costa Rican colon. However, currency hedges do not, and will not, eliminate our exposure to fluctuations in the currencies.  Recently the U.S. dollar has weakened against the value of the Canadian dollar, which if such trend continues would increase our costs and adversely affect our results from operations.  Likewise, increases in the value of the Philippine peso or Costa Rican colon, or currencies in other foreign markets in which we may operate, in relation to the value of the U.S. dollar, would further increase our costs and adversely affect our results of operations.

We face risks inherent in conducting business outside of North America.

Our operations in Canada accounted for 33.4%, 39.1%, and 41.6%, of our revenue in 2008, 2007, and 2006, respectively.  Our operations in the Philippines accounted for 0.2%, 0% and 0% of our revenue in 2008, 2007 and 2006, respectively.  We have also signed a lease on a new facility in Costa Rica which we expect to open in the first quarter of 2010, and we are considering expanding in the Philippines with another facility in 2010.  An important component of our growth strategy is continued international expansion.  There are risks inherent in conducting business internationally, including but not limited to:

•                  Competition from local businesses or established multinational companies, who may have firmly established operations in particular foreign markets.  This may give these firms an advantage regarding labor and material costs;

•                  Significant changes in U.S. government programs, policies and regulatory requirements with respect to foreign operations or multinational companies;

•                  Potentially adverse U.S. or foreign tax consequences with respect to foreign operations;

•                  Potentially longer working capital cycles;

•                  Unexpected changes in foreign government programs or policies;

•                  Regulatory requirements and labor laws;

•                  Difficulties in staffing and effectively managing foreign operations;

•                  Political and social instability; and

•                  Our current or potential new clients may be reluctant to have us provide services to them from a location outside of North America.

One or more of these factors may have an impact on our international operations. Our lack of significant international operating experience may result in any of these factors impacting us to a greater degree than they impact our competitors. To the extent one or more of these factors impact our international operations it could adversely affect our business, results of operations, growth prospects, and financial condition as a whole.

Various other risk factors described in our 2008 Annual Report on Form 10-K may be exacerbated with regard to international operations, especially in countries where we do not have well-established operations.  Such risks include those related to the need to retain key management personnel, the inability to hire and retain qualified employees, increases in operating costs, facility capacity utilization, management of growth and costs related to growth, geopolitical military conditions, interruptions to our business, and the quality and cost of telephone and data services infrastructure.

Our lack of a significant international presence outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

Although we currently conduct operations in Canada and the Philippines and will begin operations in Costa Rica, we do not have a significant international presence. Our lack of significant international operations outside of North America could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. Our lack of a significant international presence outside of North America may also limit our ability to gain new clients who may require business process service providers to have this flexibility.

The movement of business process outsourcing services to other countries has been extensively reported in the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the U.S. Accordingly, unless and until we develop significant international operations outside of North America, we may be competitively disadvantaged compared to a number of our competitors who have already devoted significant time and money to establishing extensive offshore operations.

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

Our operations depend on our ability to protect our facilities, computer equipment, telecommunications equipment, software systems and clients’ products and confidential client information against damage from telecommunications interruption, power loss, fire, natural disaster, theft, unauthorized intrusion, computer viruses, internet interruption, e-commerce interruption, bomb threats and other emergencies. Our location in the Philippines is exposed to a higher risk of weather related interruptions (including typhoon, flood and hurricane) than our domestic operations.  We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs, our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients, or allow our clients to terminate or renegotiate their arrangements with us. Although we maintain property and business interruption insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks, and our ability to timely and consistently access and use telephone, internet, e-commerce, e-mail, facsimile connections, and other forms of communication, are substantially dependent upon telephone companies, internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

(REGISTRANT)

By:	/s/A. LAURENCE JONES	Date: October 30, 2009
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: October 30, 2009
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Company.	S-1	3.1	1/29/1997

3.2	Restated Bylaws of the Company.	8-K	3.2	8/2/2007

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1*&	Work Order No. 20070105.006.S.013 effective November 30, 2008 pursuant to Master Services Agreement No. 20070105.006.C dated January 26, 2007 between StarTek, Inc. and AT&T Services Inc.

10.2*&	Amendment 2007105.006.S.014.A.001 effective March 1, 2009 between StarTek, Inc. and AT&T Services, Inc.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.