Form 10-K
period 2009-12-31
STARTEK INC
filed 2010-02-25
CIK 1031029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

        As of February 12, 2010, 14,882,990 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2009 was $94.5 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2010 annual meeting of stockholders.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

•                  any statements preceded by, followed by or that include the words “may”, “will”, “should”, “seeks”, “believes”, “expects”, “anticipates”, “intends”, “continue”, “estimate”, “plans”, “future”, “targets”, “predicts”, “budgeted”, “projections”, “outlooks”, “attempts”, “is scheduled”, or similar expressions; and

•                  other statements contained herein regarding matters that are not historical facts.

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

Part I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

StarTek is a provider of business process outsourcing services.  We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience.  Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical and product support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) Offshore.  As of December 31, 2009, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of our facility in Makati City, Philippines.  Financial information for each of our reportable segments for the last three fiscal years is included in Note 16, “Segment Information,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.

Our business is providing high-end Customer Service Offerings through the effective deployment of People and Technology.

Customer Service Offerings

We provide our clients with an outsourced customer care service offering so that they may focus on their core business and preserve capital.  Our service offering includes customer care, sales support, complex order processing, accounts receivable management, technical and product support and other industry-specific processes.  We are well positioned to help our telecommunications clients implement the convergence of product lines, including wire-line, wireless, cable and broadband, high technical consumer and insurance products.  Under each service offering, we deliver a transparent extension of our clients’ brands.

Customer Care Management.  We provide customer care management throughout the life cycle of our clients’ customers.  These programs include management of customer acquisition, new account set-up, repair services management, customer information verification, loyalty programs, service activation, renewals, account inquiries, complaint resolutions, product information, and billing support.  These services are aimed at seamlessly managing the relationships between our clients and their customers in a manner that cultivates customer retention and loyalty.

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

Sales Support. Through our sales support service we seek to increase the revenue generation of our clients through cross-selling and up-selling our clients’ products to their customers.  We have the ability to increase customer purchasing levels, implement product promotion programs, introduce our clients’ customers to new products, secure and process additional customer orders, contract renewal programs and handle inquiries related to product shipments and billing.

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

Technology

Our ability to deliver exceptional service to our clients is enhanced by our technology infrastructure, agent performance tools, analytics, self service applications and technology professional services.  Our technology support services include hosted IT infrastructure and application services encompassing interactive voice response (“IVR”), virtual queuing, IP-PBX (a business telephone system that supports call delivery using voice over internet protocol (VoIP)), workforce management, quality assurance monitoring, disposition tools, business intelligence reporting and eServices, including our e-mail, chat and knowledge base capabilities.  Through our technology, we are able to rapidly respond to ever-changing client demands in a tailored, yet cost-effective and efficient manner. We are capable of handling large call volumes at each of our contact centers through our reliable and scalable contact center solutions.  We staff our IT personnel such that we can support our infrastructure and still have the capability to design programs to meet the specific needs of our clients.

CUSTOMER TRENDS

In collaborating with our clients, we have observed a few emerging trends.  Our clients are increasingly focused on:  (1) improving customer satisfaction and retention; (2) improving the customer experience; and (3) increasing sales and retention.  We provide some of the industry’s highest customer satisfaction evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to other outsourced partners.  We have demonstrated to our clients our success in increasing revenue per subscriber by incorporating up-sell and cross-sell methodologies during customer interactions.  Our clients value a combination of an on-shore, near-shore, offshore and home agent delivery platform.  They realize the value of on-shore call centers in North America for the cultural and language familiarity available as a way to improve the customer experience particularly in the case of voice-enabled services.  A platform consisting of home agents is also popular due to the high level of quality generally delivered by these agents at a lower cost than traditional call center agents, due to the more limited fixed costs for items such as property and equipment.  Given this demand, we have invested in StarTek@Home technologies and plan to grow our number of home agents during 2010.  Customers also have a desire for near-shore and offshore options in order to reduce their costs.  In response to this demand for offshore solutions, we opened our first facility in the Philippines in 2008, and plan to open a second facility there in 2010.  Also in 2010, we are opening a new facility in Costa Rica which will enable us to provide a near-shore solution, as well as Spanish speaking capabilities.

KEY COMPETITIVE DIFFERENTIATORS

We offer a variety of customer management solutions that provide front to back-office capabilities utilizing the StarTek Choice delivery platform. StarTek Choice includes onshore, near shore, offshore, and StarTek@Home sourcing alternatives. We also offer multi-channel interactions across voice, chat, email, and IVR channels.  Our solution configuration is aligned with our clients’ unique requirements.  We are flexible in designing solutions around our clients’ strategic goals, and we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology. We believe that we are differentiated by our flexibility, people, quality, execution, results and competitive pricing.

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

Quality.  Quality delivery is the driving force behind our culture. We are frequently ranked highly by our clients, but just as importantly, ranked highly by our clients’ customers. We believe that we are a catalyst enabling our clients to earn the JD Power and other coveted industry quality awards.

Execution.  Our clients’ customer strategies are the driving force behind our solutions and their delivery. We seek to execute on our clients’ quality metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost effective solution.  In order to achieve these goals, our program managers find ways to optimize the effectiveness and efficiency of the delivery of our solutions.

Results.  We manage customer relationships to increase loyalty and profitability for our clients. Loyal customers purchase more frequently, provide higher revenues per purchase, acquire multiple products or services, refer our clients to others, and continue to purchase from our clients over long periods of time. Our solutions derive more benefits from customer interactions by delivering increased customer satisfaction and revenue, which in turn leads to a higher return on our client’s customer investment.

STRATEGY

We seek to become a market leader in providing high-value services to clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature and create industry-based solutions to meet our clients’ business needs.  To be a leader in the market, our strategy is to:

•                  grow our existing client base by deepening and broadening our relationships,

•                  add new clients and continue to diversify our client base,

•                  improve the profitability of our business through operational improvements and securing higher margin business,

•                  achieve site optimization at our facilities and close facilities that are not financially viable long-term,

•                  expand our global delivery platform by growing offshore and near-shore,

•                  invest in our StarTek@Home platform to increase our presence of home agents,

•                  broaden our service offerings by providing more technology solutions,

•                  enter new vertical markets, including healthcare, insurance and technology to diversify our client base and

•                  make prudent acquisitions to expand our business scale and service offerings.

During 2009, we executed on our strategic objective to expand our delivery platform near-shore by building out a facility in Costa Rica, which will open in the first quarter of 2010.  We also entered into a lease in January 2010 for our second facility in the Philippines, which will open in the second quarter of 2010.  We believe that diversifying our geographic platform will position us for future growth.  In addition, we continued to execute on our site optimization plan by closing an unprofitable Canadian location in February 2009, and we have recently announced three other North American closures, which will occur in early 2010.  We expect these site closures to improve our profitability long-term as these sites contributed negative gross margins in 2009, which adversely affected our overall results.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K for further information.  In 2009, we also added five new clients, launched a number of new programs with existing clients and made significant investments in new systems, home agents and employee programs.

HISTORY OF THE BUSINESS

StarTek was founded in 1987.  At that time, our business was centered on supply chain management services, which included packaging, fulfillment, marketing support and logistics services.  On December 16, 2005, we sold our supply chain management services platform.

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

INDUSTRY

According to a November 2009 report published by IDC, a leading provider of industry research and market intelligence,  it is estimated that worldwide spending on customer care business process outsourcing services is expected to grow at a compound annual rate of 6.8% during the period 2005 to 2013, with worldwide customer service BPO revenues reaching $76 billion in 2013.  The customer interaction segment of customer care business process outsourcing is currently a $50 billion market and is expected to grow at a 6.9% compound annual growth rate through 2013.  This IDC report also states that it expects the Asia/Pacific region to experience the strongest growth with a 10.1% compound annual growth rate.  It is expected that EMEA (Europe, Middle East and Africa) will be the slowest, with a rate of 5.8%, and that the Americas will grow 6.7% through 2013.

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

COMPETITION

We believe that our competitive differentiators are our flexibility, people, quality, execution and results.  We compete with a number of companies that provide similar services on an outsourced basis, including technical support and customer care companies such as APAC Customer Services, Inc.; Teleperformance; Convergys Corporation; NCO Group; Aegis PeopleSupport; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc., Stream Global Services, Inc. and West Corporation.  We compete with the aforementioned companies for new business, for expansion of existing business, and within the companies we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer agents, number of product offerings, and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our flexibility and ability to react quickly and efficiently to integrate client technology into our contact centers.  We believe our success is contingent more on our quality of service than our overall size.  We also compete with in-house process outsourcing operations of our current and potential clients.  Such in-house operations include customer care, technical support, internet operations and e-commerce support.  As noted in our industry discussion, it is believed that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the U.S. Accordingly, our strategic objectives include expanding our geographic platform so that we may compete with those companies who have devoted significant time and money to operating offshore.  Several of our competitors merged during 2009, which increased the size and reach of those competitors, which may affect our competitive position; however, we believe there are integration challenges involved in consolidations, which may provide us an opportunity to deliver superior customer service to our clients.  Some competitors may offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services.  Therefore, part of our strategy is to expand our service offerings by increasing our presence offshore, near-shore and with @Home agents, as well as to invest in new technologies which will enhance our competitive advantage.  We primarily compete with the aforementioned companies on the basis of price and quality.  As such, our strategy continues to be to execute on our clients’ quality metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost effective solution.  We view our competitive advantage as being a large enough company to offer the breadth of service offerings that are often requested by our clients, yet being agile enough to quickly respond to our clients needs.

CLIENTS

As mentioned previously, we seek to become the expert provider of outsourced customer care and related services for the communications industry and believe that we possess expertise in servicing clients within that industry.  Accordingly, more than 95% of our revenue is derived from customers within that industry.  Our two largest customers, AT&T Inc. (“AT&T”) and T-Mobile USA, Inc. (“T-Mobile”) (a subsidiary of Deutsche Telekom), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of one or more of these principal clients, or a large program from one of these clients, could adversely affect our business and our results of operations (see Item 1A. “Risk Factors”).  The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2009	2008	2007
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	63.6%	55.0%	50.5%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	21.5%	26.8%	21.9%

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

EMPLOYEES AND TRAINING

Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly employees during peak periods is critical to our ability to provide high quality outsourced services.  We compete for labor with firms offering similar paying jobs in the communities in which we are located, which includes other contact centers.  During 2009 and 2008, we experienced difficulties hiring and retaining agents as we faced economic pressures in and around certain of our site locations.  Refer to Item 1A. “Risk Factors” for further discussion of risks surrounding our ability to recruit and retain personnel.

As of December 31, 2009, we employed approximately 8,900 employees. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2009.

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

In addition, our existing clients and a number of clients we are currently targeting have been decreasing the number of firms they rely on to outsource their business process outsourced services.  Due to financial uncertainties and the potential reduction in demand for our clients’ products and services, our clients and prospective clients may decide to further consolidate the number of firms on which they rely for their business process outsourced services to reduce costs.  Under these circumstances, our clients may cancel current contracts with us, or we may fail to attract new clients, which will adversely affect our financial condition.  In addition, they may seek price reductions on our contracts as means to lower their costs.  If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Over 80% of our revenue in 2009 and 2008, and over 70% of our revenue in 2007, has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2009	2008	2007
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	63.6%	55.0%	50.5%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	21.5%	26.8%	21.9%

The loss of a principal client, a material reduction in the amount of business we receive from a principal client, renegotiation of price by a client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2010 and others in 2011.  The initial term of our master services agreement covering all AT&T work expired in January 2010.  After the initial term, the agreement automatically renews month-to-month thereafter.  We are currently renegotiating the new master services agreement and expect to execute the agreement during the first half of 2010.  Until the new agreement is signed, our services provided to AT&T are covered under the existing master services agreement.

Our call center services agreement with T-Mobile is effective as of October 1, 2007 which had an initial term of two years.  After the initial term, the contract automatically renews for one-year periods thereafter, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  Although the initial term of the contract ended on September 30, 2009, the contract automatically renewed for a one-year term which would expire on September 30, 2010.  We are currently negotiating a new contract with T-Mobile and expect to execute the agreement during the first half of 2010.  Until the new agreement is signed, our services provided to T-Mobile are covered under the existing agreement effective October 1, 2007.

We are working diligently to complete negotiation of the new agreements.  However, if we fail to do so, it would have a material adverse effect on our business, results of operations, and financial condition.

The future revenue we generate from our principal clients may decline or grow at a slower rate than expected or than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition.  For example, there are no guarantees of volume under the current contract with AT&T.  In addition, the current contract with AT&T provides for a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains will be necessary to offset the negative impact that lower per-minute revenue at higher volume levels will have on our margins in future periods.

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

We enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients; however these contracts generally permit termination upon 30 to 90 days notice by our clients; do not designate us as our clients’ exclusive outsourced services provider; do not penalize our clients for early termination; hold us responsible for work performed that does not meet pre-defined specifications; and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results.  In addition, some contracts with our two largest clients either expire in 2010 or are currently under negotiation for renewal, and we cannot guarantee that they will be extended or renewed.  If a principal client cancelled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients’ customers, as described above, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient, or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us, which would have an adverse effect on our revenue, results of operations, and overall financial condition.

Our client base is concentrated in the communications industry, which has recently experienced consolidation trends.  As our clients’ businesses change as a result of merger and acquisition activity, there is no guarantee that the newly formed companies will continue to use our services.

Consolidation in the communications industry may decrease the potential number of buyers for our services. Likewise, there is no guarantee that the acquirer of one of our clients will continue to use our services after the consolidation is completed.  We are particularly vulnerable on this issue given the relatively few significant clients we currently serve and the concentration of these clients in the telecommunications industry. For example, in late 2006, our client, AT&T acquired another of our clients, Cingular Wireless, LLC (now, AT&T Mobility, LLC), thereby further concentrating our revenue base.  There can be no assurance that AT&T Mobility, LLC, AT&T, or other subsidiaries of AT&T will continue to use our services in the future.  If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations would be adversely affected.  We expect to negotiate renewals of our contracts in due course; however, if any of such contracts or any order under such a contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business.  Over 95% of our revenue in 2009 was concentrated in the telecommunications industry. Our business and growth is largely dependent on continued demand for our services from clients in this industry, and other industries that we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries that we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.  A general and continuing economic downturn in other industries may result in excess capacity of contact center services in those industries, which could attract clients in the telecommunications industry or in other industries that we target. If this happens, it could adversely affect our business, results of operations, growth prospects, and financial condition.

We have experienced significant management turnover and need to retain key management personnel.

On January 5, 2007, A. Laurence Jones was appointed President, Chief Executive Officer and Interim Chief Financial Officer as a successor to our former Chief Executive Officer, Steven D. Butler.  On September 10, 2007, we hired David G. Durham as our

Executive Vice President, Treasurer and Chief Financial Officer.  We filled several other key management positions during 2007, 2008 and 2009.  In June 2009, we hired a new Senior Vice President, Sales to replace the previous Senior Vice President, Sales who left the Company in September 2008.  High turnover of senior management can adversely impact our our client relationships, stock price, our results of operations, and may make recruiting for future management positions more difficult.  In some cases, we may be required to pay significant amounts of severance to terminated management employees.  In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.  Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. During 2009, we continued to experience a high rate of employee turnover, which, in turn, requires significant recruiting and training costs. Such turnover adversely affects our operating efficiency, productivity and ability to fully respond to client demand, thereby adversely impacting our results of operations.   Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers, but also with other similar-paying jobs, including retail, oil and gas industry labor, food service, etc.  As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations.  Further increases in employee turnover or failure to effectively address and remedy these high attrition rates would have an adverse effect on our results of operations and financial condition.

The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly if we undertake new client relationships in industries in which we have not previously provided services. Because a substantial portion of our operating expenses consists of labor-related costs, labor shortages or increases in wages (including minimum wages as mandated by the U.S. and Canadian federal governments, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer. In the past, some of our Canadian employees have attempted to organize a labor union and economic and legislative changes in the U.S. may encourage organizing efforts in the future, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

If we are unable to renew or replace sources of capital funding on satisfactory terms, potential growth and results of operations may suffer.

We have a $15.0 million line of credit, which is scheduled to expire on August 1, 2010 (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations”).  As of December, 31 2009, there was no balance outstanding on the line of credit, and we did not draw on the line during 2009.  However, if we are unable to renew the line of credit or are unable to secure alternative sources of debt or capital financing under satisfactory terms, or at all, we may lose an important source of liquidity and be unable to meet short-term cash needs required for growth opportunities.  This may adversely impact our financial results.  In addition, if we do not meet the debt covenant requirements under the line of credit, we could face adverse effects on our financial statements, including payments for waivers or higher interest rate obligations.  We believe we will obtain financing to replace or extend this line of credit that will allow us to meet our short-term cash needs.  However, the weakened conditions of the U.S. credit markets may adversely impact our ability to obtain financing.

Our operating costs may increase as a result of higher labor costs.

During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2009, the local economies in some of the locations in which we operate experienced growth, which caused us to increase labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive.  Effective July 2009, the U.S. federal minimum wage was increased.  The minimum wage applicable to most of our operations in Canada is rising even more dramatically than in the U.S.  Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease.  In the past, some of our Canadian employees have attempted to organize a labor union and economic and legislative changes in the U.S. may encourage organizing efforts in the future, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

We may need to add specialized sales personnel in order to grow our business.  We may have difficulty recruiting candidates for these positions.

Our future growth depends on our ability to initiate, develop and maintain new client relationships, as well as our ability to maintain relationships with our existing principal clients. To generate opportunities for new business from existing clients, as well as obtain new clients, we may need to hire specialized sales and marketing staff to introduce new products and services.  If we are unable to hire sales people with the specialized skills and knowledge needed to attract new business, we will not be able to diversify our revenue base and thereby reduce our reliance on our significant customers.

We may need to develop new products or services in order to compete for new customers or retain our existing customers.

If we are not able to develop new products or services, we may not be able to provide the same level of service provided bv our competitors, which could result in the loss of an existing client or being unable to generate new clients.  If we are not able to develop new products and services, we could lose market share or not be able to grow our business and diversify our revenue base and thereby reduce our reliance on our significant customers.

Our operating results may be adversely affected if we are unable to maximize our facility capacity utilization.

Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. We have experienced, and in the future may experience, periods of idle capacity from opening new facilities where forecasted volume levels do not materialize. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business because we generally do not have the ability to require a client to enter into a long-term contract, or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. In 2009, we determined it was necessary to close a facility in Regina, Saskatchewan, and we have announced that we will be closing sites in Victoria, Texas, Laramie, Wyoming and Thunder Bay, Ontario during the first quarter of 2010.  These closures result in lease termination costs, severance costs or impairment charges.  During 2009, we recognized $6.4 million in impairment losses and restructuring charges related to the Regina and Thunder Bay closures.  We may incur further impairment losses and restructuring charges during 2010 related to our planned closures.  There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

We generate revenue based on the demand for, and inquiries generated by, our clients’ products and services. If our clients’ products and services are not successful or do not generate the anticipated call volumes, our revenue and results of operations will be adversely affected.

In substantially all of our client relationships, we generate revenue based on the amount of products and services demanded by our clients’ customers.  The amount of our revenue also depends on the number and duration of customer inquiries.  Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services.  In addition, if the reliability of our clients’ products or services increases as a result of technological improvements, the volume of calls that we service may be reduced.  If customer interest in or increased reliability of any products or services offered by our clients and for which we provide outsourced services result in reduced service volumes, our revenue would be diminished.  We utilize forecasts made by our clients based on demand from their customers.  If the actual call volumes are materially different from the forecasted volumes, our financial results could be adversely affected.

In 2008, we expanded our capacity to include four new facilities.   As business associated with these additional facilities ramped, we experienced excess capacity and incurred additional costs as we worked towards bringing these facilities to normal operational levels.  In 2008 we closed two facilities, and in 2009 we closed one facility as part of our efforts to achieve site optimization at all of our locations.  We have recently announced three more site closures in early 2010, and two new site openings in early 2010.  If client demand declines due to economic conditions, or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

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

Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation and penalties and may cause us to lose clients.

We are dependent on IT networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to contractual terms and numerous U.S. and foreign laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.

We process, transmit and store personally identifiable information and unauthorized access to or the unintended release of this information could result in a claim for damage or loss of business and create unfavorable publicity.

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain contractual terms, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. We take measures to protect against unauthorized access and to comply with these laws and regulations. We use the internet as a mechanism for delivering our services to clients, which may expose us to potential disruptive intrusions. Unauthorized access, system denials of service, or failure to comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution and unfavorable publicity, any of which could negatively affect our operating results and financial condition. In addition, third party vendors that we engage to perform services for us may have an unintended release of personally identifiable information.

If we fail to integrate businesses and assets that we may acquire through acquisitions, we may lose clients, and our liquidity, capital resources and profitability may be adversely affected.

We may pursue strategic acquisitions of companies with services, technologies, industry specializations, or geographic coverage that extend or complement our existing business. Acquisitions and joint ventures often involve a number of special risks, including the following:

•                  We may encounter difficulties integrating acquired software, operations and personnel and our management’s attention could be diverted from other business concerns;

•                  We may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies;

•                  The businesses or assets we acquire may fail to achieve the revenue and earnings we anticipated, causing us to incur additional debt to fund operations and to write down the value of acquisitions on our financial statements;

•                  We may assume liabilities associated with the sale of the acquired company’s products or services;

•                  Our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire;

•                  Acquisitions may disrupt our ongoing business and dilute our ownership interest;

•                  Acquisitions may result in litigation from former employees or third parties; and

•                  Due diligence may fail to identify significant issues with product quality, product architecture, ownership rights and legal contingencies, among other matters.

In addition, negotiation of potential acquisitions and the resulting integration of acquired businesses, products, or technologies, could divert management’s time and resources. Future acquisitions could cause us to issue dilutive equity or incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for in-process research and development and other indefinite-lived intangible assets that could adversely affect our business, financial condition, results of operations and cash flows.

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

Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. For the smaller portion of our business that we conduct in the Philippines and will be conducting in Costa Rica, we are exposed to market risk from changes in the value of the Philippine peso and Costa Rican colon.  Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, but the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars and Philippine pesos, and in the future, Costa Rican colons.  Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso or Costa Rican colon exchange rates can cause significant fluctuations in our results of operations.  During the years ended December 31, 2009 and 2008, we engaged in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar.  During 2009 and 2008, we did not enter into hedging agreements for the Philippine peso or Costa Rican colon.  We may participate in hedging activities in the future relating to the Canadian dollar, Philippine peso and Costa Rican colon. However, currency hedges do not, and will not, eliminate our exposure to fluctuations in the currencies.  In the past few years, there have been large fluctuations in the value of the U.S. dollar against the value of the Canadian dollar.  If the U.S. dollar weakens against the value of the Canadian dollar, it would increase our costs and adversely affect our results from operations.  Likewise, increases in the value of the Philippine peso or Costa Rican colon, or currencies in other foreign markets in which we may operate, in relation to the value of the U.S. dollar, would further increase our costs and adversely affect our results of operations.

We face risks inherent in conducting business outside of North America.

Our operations in Canada accounted for 26.4%, 33.4% and 39.2%, of our revenue in 2009, 2008, and 2007, respectively.  Our operations in the Philippines accounted for 4.1%, 0.2% and 0% of our revenue in 2009, 2008 and 2007, respectively.  We have also signed a lease on a new facility in Costa Rica which we expect to open in the first quarter of 2010, and for another facility in the Philippines which we expect to open in the second quarter of 2010.  An important component of our growth strategy is continued international expansion.  There are risks inherent in conducting business internationally, including but not limited to:

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

•                  Political and social instability; and

•                  Reluctance of our current or potential new clients to have us provide services to them from a location outside of North America.

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

The movement of business process outsourcing services to other countries has been extensively reported in the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the U.S. Accordingly, unless and until we continue to develop significant international operations outside of North America, we may be competitively disadvantaged compared to a number of our competitors who have already devoted significant time and money to establishing extensive offshore operations.

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

A. Emmet Stephenson, Jr., one of our co-founders, owned approximately 19.6% of our outstanding common stock as of February 12, 2010. Mr. Stephenson’s spouse also owns shares of our common stock. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson’s hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $2.25 to a high of $9.88 during 2009.

If we experience an interruption to our business, our results of operations may suffer.

Our operations depend on our ability to protect our facilities, computer equipment, telecommunications equipment, software systems and clients’ products and confidential client information against damage from telecommunications interruption, power loss, fire, natural disaster, theft, unauthorized intrusion, computer viruses, internet interruption, e-commerce interruption, bomb threats, terrorist attacks and other emergencies. Our location in the Philippines is exposed to a higher risk of weather related interruptions (including typhoon, flood and hurricane) than our North American operations.  We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs, our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients, or allow our clients to terminate or renegotiate their arrangements with us. Although we maintain property and business interruption insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks, and our ability to timely and consistently access and use telephone, internet, e-commerce, e-mail, facsimile connections, and other forms of communication, are substantially dependent upon telephone companies, internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.

We depend on telephone and data service provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could affect our business. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts with various providers for telephone and data services and investing in redundant circuits.  There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. In addition, there is no assurance that a redundant circuit would not also be disrupted.  A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could adversely affect our business.

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

Approximately 0.3%, 5.7% and 10.5%, of our total assets as of December 31, 2009, 2008 and 2007, respectively, consisted of investment securities. During 2009, we made investments in corporate debt. We periodically review investments available for sale for other-than-temporary declines in fair value.  We recorded no other-than-temporary impairments on our investments during 2009.  During the year ended December 31, 2008, we recognized a loss totaling $0.5 million (representing the entire basis amount) on a Lehman Brothers corporate debt security that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.  Future adverse changes in market conditions, or poor operating results of companies in which we have invested, could result in losses.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2009, we owned or leased the following facilities, containing in the aggregate approximately 1.1 million square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned (d)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased
Denver, Colorado	2004	23,000	Leased (a)
Victoria, Texas	2008	54,100	Leased (e)
Mansfield, Ohio	2008	31,000	Leased
Jonesboro, Arkansas	2008	65,400	Leased
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Kingston, Ontario	2001	20,000	Leased
Cornwall, Ontario	2001	73,800	Leased
Regina, Saskatchewan	2003	62,000	Leased (c)
Sarnia, Ontario	2003	37,200	Leased
Thunder Bay, Ontario	2006	33,000	Leased (f)
Hawkesbury, Ontario	2006	41,000	Leased (b)
Philippine Facilities
Makati City, Philippines	2008	78,000	Leased
Costa Rica Facility
Heredia, Costa Rica	2009	37,000	Leased

(a)  Company headquarters, which houses executive and administrative employees.

(b)  Our Hawkesbury, Ontario facility ceased operations in August 2007.

(c)  Our Regina, Saskatchewan facility ceased operations in February 2009.

(d)  Our Laramie, Wyoming facility ceased operations in January 2010.

(e)  Our Victoria, Texas facility ceased operations in January 2010.

(f)  Our Thunder Bay, Ontario facility is expected to cease operations in March 2010.

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

ITEM 3.  LEGAL PROCEEDINGS

We and six of our former directors and officers were named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., Civil Action No. 05-cv-01265-WDM-MEH (the “Litigation”).   The consolidated action was a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”).  The consolidated complaint alleged that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated.  The complaints alleged claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The

plaintiffs in both cases sought compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation.

On July 20, 2009, we executed a Stipulation of Settlement (“Stipulation”) with lead plaintiffs to settle the Litigation.  Under the terms of the Stipulation, defendants agreed to $7.5 million to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice.  Our primary insurance carrier contributed $6.9 million and we contributed $0.6 million to the Settlement Fund (as defined in the Stipulation).  The United States District Court for the District of Colorado (the “Court”) granted preliminary approval for the settlement on October 8, 2009.  The final hearing was held on December 17, 2009, at which time the Stipulation received final approval by the Court.  Our portion of the settlement due, or $0.6 million, was recorded in our Consolidated Statement of Operations during the year ended December 31, 2009.

We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table shows the high and low closing sales prices for our common stock on the New York Stock Exchange for the periods shown:

	High	Low
2009
First Quarter	$4.78	$2.25
Second Quarter	$8.60	$3.15
Third Quarter	$9.88	$6.87
Fourth Quarter	$8.34	$5.76
2008
First Quarter	$9.43	$8.03
Second Quarter	$9.68	$8.10
Third Quarter	$9.47	$6.23
Fourth Quarter	$6.90	$2.05

HOLDERS OF COMMON STOCK

As of February 12, 2010, there were 51 stockholders of record and 14,882,990 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K. Additionally, the following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7.

Due to the February 2009 sale of our subsidiary, Domain.com and the 2005 sale of our supply chain management services platform, the results of operations related to these lines of business have been reported as discontinued operations for all periods presented below.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$288,980	$272,338	$244,615	$237,115	$215,973
Cost of services	239,879	238,346	205,920	201,310	167,143
Gross profit	49,101	33,992	38,695	35,805	48,830
Selling, general and administrative expenses	43,196	40,814	38,991	30,247	28,435
Impairment losses and restructuring charges	6,437	9,225	4,325	—	—
Operating (loss) income	(532)	(16,047)	(4,621)	5,558	20,395
Net interest and other (expense) income	(210)	55	745	2,126	1,479
(Loss) income from continuing operations before income taxes	(742)	(15,992)	(3,876)	7,684	21,874
Income tax (benefit) expense	(751)	(6,301)	(719)	2,159	8,058
Income (loss) from continuing operations	9	(9,691)	(3,157)	5,525	13,816
Income (loss) from discontinued operations, net of tax	4,640	(210)	326	239	(956)
Net income (loss)	$4,649	$(9,901)	$(2,831)	$5,764	$12,860

Net income (loss) per share from continuing operations:
Basic	$0.00	$(0.66)	$(0.21)	$0.38	$0.94
Diluted	$0.00	$(0.66)	$(0.21)	$0.38	$0.94

Net income (loss) per share including discontinued operations:
Basic	$0.31	$(0.67)	$(0.19)	$0.39	$0.88
Diluted	$0.31	$(0.67)	$(0.19)	$0.39	$0.88

Weighted average shares outstanding:
Basic	14,792	14,713	14,696	14,680	14,629
Diluted	14,837	14,713	14,696	14,714	14,681

Balance Sheet Data:
Total assets	$149,068	$146,864	$155,458	$155,735	$153,914
Total debt	$—	$6,494	$11,355	$15,968	$5,650
Total stockholders’ equity	$116,716	$107,019	$118,214	$118,382	$128,164

Other Selected Financial Data:
Capital expenditures, net of proceeds	$14,683	$27,979	$15,207	$19,767	$9,379
Depreciation	$15,977	$17,803	$17,092	$16,758	$13,364
Cash dividends declared per common share	$—	$—	$—	$1.11	$1.50

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements included elsewhere in this annual report.

OVERVIEW

StarTek is a provider of business process outsourcing services.  We partner with our clients to meet their business objectives and improve customer retention, increase revenues and reduce costs through an improved customer experience.  Our solutions leverage industry knowledge, best business practices, skilled agents, proven operational excellence and flexible technology.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical and product support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) Offshore.  As of December 31, 2009, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of our facility in Makati City, Philippines.  As of December 31, 2008, there were thirteen, six and one operating centers in the U.S., Canada, and Offshore, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

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

We invoice our clients monthly in arrears and recognize revenue for such services when completed. Substantially all of our contractual arrangements are based either on a production rate, meaning that we recognize revenue based on the billable hours or minutes of each call center agent, or on a rate per transaction basis.  These rates could be based on the number of paid hours the agent works, the number of minutes the agent is available to answer calls, or the number of minutes the agent is actually handling calls for the client, depending on the client contract.  Production rates vary by client contract and can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.

Overall economic conditions have impacted the telecommunications industry and our clients, as the growth in wireless subscribers appears to be slowing.  In addition, the telecommunications space continues to shift away from traditional “wireline”, or land telephone services, to wireless as many consumers disconnect their home telephone lines in place of using wireless devices.  These industry trends could adversely impact our financial results in 2010; however, we have also observed that our customers are increasingly shifting away from in-house call centers and toward outsourced providers as a means of cutting costs.  This trend could positively impact our business in 2010.  Our strategy includes expanding into other vertical markets, including healthcare, insurance and technology, to diversify our client base and reduce our exposure to the telecommunications industry.  Finally, we have seen a shift toward offshore services as another avenue to cut costs.  In response to this trend, part of our strategy involves expanding our offshore platform, as described in Item 1. “Business”.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2009

New Facilities

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

Site Closures

In February 2009, we closed our facility in Regina, Saskatchewan.  The closure of our Regina facility was driven by market conditions, namely recruiting challenges in this location, which impacted the profitability of the site.  Management determined that it was in our long-term interest to close the location.   This closure resulted in approximately $9.7 million less revenue during 2009, and increased gross profit by $0.9 million, compared to 2008 due to negative gross profit at this facility in 2008.  We also incurred restructuring charges of approximately $4.4 million during the year ended December 31, 2009 related to the closure, which is discussed in further detail below.

In February 2009, we entered into an agreement with the landlord at our closed facility in Big Spring, Texas to buy-out the remaining lease obligation.  We closed the facility in August 2008 and recorded restructuring costs associated with the remaining lease obligations at the facility.  The original lease was due to expire in 2011.  The buy-out was $0.2 million dollars, which was paid in February 2009.  There was no material impact on our Consolidated Statements of Operations during the period related to the buy-out and we do not expect to incur any additional charges related to the Big Spring closure.

In August 2009, we entered into an agreement with the landlord at our closed facility in Petersburg, Virginia to buy-out the remaining lease obligation.  We closed the facility in December 2008 and recorded restructuring costs associated with the remaining lease obligations at the facility.  The original lease was due to expire in 2013.  The buy-out was $0.8 million dollars, which was paid in August 2009.  There was no material impact on our Consolidated Statements of Operations during the period related to the buy-out and we do not expect to incur any additional charges related to the Petersburg closure.

In October 2009, we entered into an agreement with the landlord at our closed facility in Hawkesbury, Ontario, Canada to buy-out the remaining lease obligation.  We closed the facility in August 2007 and recorded restructuring costs associated with the remaining lease obligations at the facility.  The original lease was due to expire in 2012.  The buy-out was 1.1 million Canadian dollars, which was paid in October 2009.  There was no material impact on our Consolidated Statements of Operations during the period related to the buy-out and we do not expect to incur any additional charges related to the Hawkesbury closure.

Other Events

On February 25, 2009, we entered into an agreement to sell the assets of Domain.com, our wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”) in exchange for cash of $7.1 million.  The assets of Domain.com consist of domain names, trademarks and corporation names.  We conducted an auction for the assets and received bids from multiple parties, including Mr. Stephenson.  Mr. Stephenson presented the highest bid, which represented the selling price, of $7.1 million and the sale was completed effective February 25, 2009.  Mr. Stephenson is one of our co-founders, has managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involves a related party, the Audit Committee of our Board of Directors considered and approved the transaction.  The results of operations and cash flows of Domain.com have been reported as discontinued operations.

On July 20, 2009, we executed a Stipulation of Settlement with lead plaintiffs to settle a pending securities lawsuit.  Refer to Item 3, “Legal Proceedings,” for further information on the lawsuit. Under the terms of the Stipulation, defendants paid $7.5 million to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice.  Our primary insurance carrier contributed $6.9 million and we contributed $0.6 million to the Settlement Fund (as defined in the Stipulation).  The Court granted preliminary approval for the settlement on October 8, 2009.  The final hearing was held on December 17, 2009, at which time the Stipulation received final approval by the Court.  Our portion of the settlement due, or $0.6 million, was recorded in our Consolidated Statement of Operations during the year ended December 31, 2009.

SUBSEQUENT EVENTS

In January 2010, we entered into a lease agreement for the rental of a facility in Ortigas, Philippines.  The lease has an initial term of five years with a tenant option for an additional five years.  The facility is approximately 158,500 square feet and we expect to open the facility for operations during the second quarter of 2010.  Total lease commitments for the rental of this facility are approximately $5.8 million over the initial term of the lease.

In January 2010, we closed our facilities in Laramie, Wyoming and Victoria, Texas.  The facility in Laramie was closed because this work was transitioned either to StarTek’s @Home platform, whereby agents work from their homes, or our Greeley, Colorado facility.  We closed our site in Victoria due to the loss of a client program, and we are currently evaluating the space to determine if we will utilize it for other programs or sublease to another tenant.

In January 2010, we announced the closure of our Thunder Bay, Ontario, Canada location which we expect to close in March 2010.  The closure in Thunder Bay was driven by market conditions, namely recruiting challenges in this location, which negatively impacted the profitability of the location and management determined it was in our long-term interest to close the location.  We recorded approximately $1.7 million in impairment losses during 2009 related to assets held at this facility because the carrying value of those assets was not recoverable.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

Due to the February 2009, sale of our subsidiary, Domain.com, the results of operations related to this line of business have been reported as discontinued operations for all periods presented below.

The following table presents selected items from our Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31, 2009	% of Revenue	Year Ended December 31, 2008	% of Revenue	% change 2008 to 2009
Revenue	$288,980	100.0%	$272,338	100.0%	6.1%
Cost of services	239,879	83.0%	238,346	87.5%	0.6%
Gross profit	49,101	17.0%	33,992	12.5%	44.4%
Selling, general and administrative expenses	43,196	14.9%	40,814	15.0%	5.8%
Impairment losses and restructuring charges	6,437	2.3%	9,225	3.4%	-30.2%
Operating loss	(532)	-0.2%	(16,047)	-5.9%	NM
Net interest and other (expense) income	(210)	-0.1%	55	0.0%	NM
Loss from continuing operations before income taxes	(742)	-0.3%	(15,992)	-5.9%	NM
Income tax benefit	(751)	-0.3%	(6,301)	-2.3%	NM
Income (loss) from continuing operations	9	0.0%	(9,691)	-3.6%	NM
Income (loss) from discontinued operations, net of tax	4,640	1.6%	(210)	0.0%	NM
Net income (loss)	$4,649	1.6%	$(9,901)	-3.6%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2009		2008
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$200,737	69.5%	$180,761	66.4%
Cost of services	164,472	68.6%	150,302	63.1%
Gross profit	$36,265	73.9%	$30,459	89.6%
Gross profit %	18.1%		16.9%

Canada:
Revenue	$76,307	26.4%	$90,929	33.4%
Cost of services	64,397	26.8%	86,001	36.1%
Gross profit	$11,910	24.3%	$4,928	14.5%
Gross profit %	15.6%		5.4%

Offshore:
Revenue	$11,936	4.1%	$648	0.2%
Cost of services	11,010	4.6%	2,043	0.8%
Gross profit	$926	1.8%	$(1,395)	-4.1%
Gross profit %	7.8%		-215.3%

Revenue

Revenue increased by $16.6 million, or 6.1%, from $272.3 million in 2008 to $289.0 million in 2009.  The increase was driven by the U.S. and Offshore segments.  Revenue in the U.S. segment increased by 11.1%, or $20.0 million, due in part to three sites that were opened in 2008 that contributed a full year of revenue in 2009, compared to only a portion of 2008.  The incremental revenue in 2009 from these facilities was approximately $26.1 million.  U.S. revenue also increased due to the full ramp of a site which transitioned to a different customer in 2009 and contributed approximately $4.6 million of additional revenue in 2009 compared to 2008.  These increases to U.S. revenue were partially offset by 1) two U.S. site closures that occurred in 2008, and contributed revenue of $13.2 million that year and 2) a decrease of $1.7 million due to layoffs and hiring freezes in certain locations in order to address certain discrepancies in our hiring practices.

The remaining increase of $4.2 million at the other U.S. facilities was driven by an increase in the number of average full-time equivalent agents.  Offshore revenue increased $11.3 million from $0.6 million to $11.9 million due to the ramp of our facility in Makati City, Philippines which opened in September 2008.  Average full-time equivalent agents increased from 20 in 2008 to 391 in 2009 as new business in the facility was launched.  Revenue from Canada decreased by $14.6 million, or 16.1%, due primarily to the closure of our Regina, Saskatchewan facility in February 2009, which had approximately $9.7 million less revenue during 2009 compared to 2008.  In addition, revenue decreased by approximately $1.1 million due to changes in the foreign exchange rate between the U.S. dollar and Canadian dollar.  The remainder of the decrease in the Canadian segment was due to a decrease in the number of average full-time equivalent agents.

Cost of Services and Gross Profit

Cost of services increased by $1.6 million, or 0.6%, from $238.3 million in 2008 to $239.9 million in 2009.  Gross profit as a percentage of revenue increased from 12.5% in 2008 to 17.0% in 2009.  The increase in gross profit was primarily due to better utilization in our U.S. and Offshore segments, and improvement in the U.S. dollar to Canadian dollar foreign exchange rates.  Cost of services in the U.S. increased by approximately $14.2 million, or 9.4%, of which $5.8 million related to the three new sites, net of two closures, year over year as discussed above.  Approximately $1.6 million of the increase in U.S. cost of services was due to the transition of some services from U.S. agents to Offshore agents.  The remainder of the U.S. increase was due to the increase in other full-time equivalent agents, as described above.  Cost of services increased by $9.0 million in 2009 compared to 2008 in the Offshore segment due to the ramp of our Makati site.  These increases to cost of services were offset by lower cost of services in Canada, which decreased by approximately $21.6 million, or 25.1%.  Of this decrease $10.6 million was due to the closure of the Regina location.  Additionally, cost of services decreased by $6.4 million in 2009 compared to 2008 due to a stronger U.S. to Canadian dollar exchange rate.  The remaining decrease in the Canadian segment was due to fewer agents, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.4 million, or 5.8%, from $40.8 million in 2008 to $43.2 million in 2009.  As a percentage of revenue, selling, general and administrative expenses decreased slightly from 15.0% in 2008 to 14.9% in 2009.  The increase in selling, general and administrative expenses was primarily due to $1.7 million greater payroll expense driven by higher salary, bonus and stock based compensation expense.  The additional payroll expense was incurred primarily in the departments of information systems, business process improvement, and shared services, all considered strategic to support our scaling operations.  In addition, we incurred legal expense of $0.6 million in connection with the settlement of the federal securities class action lawsuit, as well as a $0.5 million increase in hiring expense and $0.5 million in travel expense related primarily to the launch of new sites.  These increases were partially offset by declines in depreciation expense of $0.6 million and training expense of $0.4 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $6.4 million and $9.2 million for the years ended December 31, 2009 and 2008, respectively.  We recorded approximately $1.7 million in impairment losses during 2009 in our Canadian segment due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in Thunder Bay, Ontario, a facility that we subsequently decided to close in January 2010.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  We recorded $5.9 million in impairment losses in 2008 due to impairment of certain long-lived assets ($4.1 million in the U.S. segment and $1.8 million in the Canadian segment).

Restructuring charges totaled $4.7 million in 2009, related primarily to the February 2009 closure of our Regina, Saskatchewan facility.  The costs relate primarily to the building lease costs through the remainder of the lease term, or July 2013.  Accrued restructuring costs were valued using a discounted cash flow model and the cash flows consist of the future lease payment obligations required under the lease agreements and property taxes through the remainder of the lease term.  We assumed that we could not sublease the vacant facilities for the remainder of the lease term.  In the future, if we are able to sublease the facility, we may be required to record a gain in our Consolidated Statements of Operations.  We recorded $3.3 million in restructuring charges in 2008 related to the closure of our Hawkesbury, Ontario facility in 2007, our Big Spring, Texas facility in August 2008, and our Petersburg, Virginia facility in December 2008 ($1.6 million related to the Canadian segment and $1.7 million related to the U.S. segment).

Operating Loss

We incurred operating losses of approximately $0.5 million and $16.0 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in the loss period over period was driven by the increase in revenue and fewer impairment losses and restructuring charges, offset by the increase in cost of services and selling, general and administrative expenses, as discussed previously.

Net Interest and Other (Expense) Income

Net interest and other expense was approximately $0.2 million in 2009, compared to net interest and other income of $0.1 million in 2008.  The change was due primarily to a decrease in interest and investment income of approximately $1.1 million in 2009 compared to 2008 due to a decline in our investment balance period over period.  This change was partially offset by $0.3 million less of interest expense due to the pay-off of certain notes payable in 2009 and $0.5 million in expense for other-than-temporary impairment on investments, which was recorded in 2008 and did not recur in 2009.

Income Tax Benefit

The effective rate for our tax benefit changed from 39.4% in 2008 to 101.2% in 2009.  The primary reason for the change was the proportionately larger work opportunity credits in relation to our pre-tax loss in 2009.  Included in our income tax benefit in 2009 was approximately $1.6 million of work opportunity credits, which increased from approximately $1.3 million in 2008, however, as a percentage of our pre-tax loss the effect was 142.6% on the effective rate in 2009 compared to 5.3% in 2008.  Other factors in the rate included a decrease in the effect of state taxes, a decline in the Canadian statutory rate and a larger amount of operations in countries in which we have been granted tax holidays, primarily the Philippines.

Loss from Discontinued Operations, net of tax

Income from discontinued operations was approximately $4.6 million during 2009 and loss from discontinued operations was approximately $0.2 million in 2008.  In February 2009, we sold Domain.com, a wholly owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of $2.3 million, resulting in the income of $4.6 million.  The loss in 2008 was due to the write-off of an asset related to the sale of our supply chain management services platform in December 2005 of $0.5 million, partially offset by $0.3 million of income from discontinued operations related to Domian.com.

Net Income (Loss)

Net income was approximately $4.6 million in 2009 and net loss was approximately $9.9 million in 2008.  The increase in net income was primarily due to higher revenue, income from discontinued operations and fewer impairment and restructuring charges, partially offset by higher cost of services and selling, general and administrative expenses and a decrease in the income tax benefit, as discussed previously.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Due to the February 2009, sale of our subsidiary, Domain.com, the results of operations related to this line of business have been reported as discontinued operations for all periods presented below.

The following table presents selected items from our Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31, 2008	% of Revenue	Year Ended December 31, 2007	% of Revenue	% change 2007 to 2008
Revenue	$272,338	100.0%	$244,615	100.0%	11.3%
Cost of services	238,346	87.5%	205,920	84.2%	15.7%
Gross profit	33,992	12.5%	38,695	15.8%	-12.2%
Selling, general and administrative expenses	40,814	15.0%	38,991	15.9%	4.7%
Impairment losses and restructuring charges	9,225	3.4%	4,325	1.8%	113.3%
Operating loss	(16,047)	-5.9%	(4,621)	-1.9%	NM
Net interest and other income	55	0.0%	745	0.3%	NM
Loss from continuing operations before income taxes	(15,992)	-5.9%	(3,876)	-1.6%	NM
Income tax benefit	(6,301)	-2.3%	(719)	-0.3%	NM
Loss from continuing operations	(9,691)	-3.6%	(3,157)	-1.3%	NM
Loss (income) from discontinued operations, net of tax	(210)	0.0%	326	0.1%	NM
Net loss	$(9,901)	-3.6%	$(2,831)	-1.2%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2008		2007
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$180,761	66.4%	$148,700	60.8%
Cost of services	150,302	63.1%	115,820	56.2%
Gross profit	$30,459	89.6%	$32,880	85.0%
Gross profit %	16.9%		22.1%

Canada:
Revenue	$90,929	33.4%	$95,915	39.2%
Cost of services	86,001	36.1%	90,100	43.8%
Gross profit	$4,928	14.5%	$5,815	15.0%
Gross profit %	5.4%		6.1%

Offshore:
Revenue	$648	0.2%	$—	0.0%
Cost of services	2,043	0.8%	—	0.0%
Gross profit	$(1,395)	-4.1%	$—	0.0%
Gross profit %	-215.3%

Revenue

Revenue increased by $27.7 million, or 11.3%, from $244.6 million in 2007 to $272.3 million in 2008.  The increase was driven by the U.S. segment in which revenue increased by 21.6%, or $32.1 million, due to the opening of three new facilities during 2008.  The Company opened facilities in Victoria, Texas in January 2008, Mansfield, Ohio in March 2008 and Jonesboro, Arkansas in July 2008.  Revenue from these facilities during 2008 totaled approximately $31.7 million.  Revenue also increased due to improved contract pricing, offset slightly by the closure of our Big Spring, Texas facility in August 2008, which resulted in a reduction in revenue of $4.6 million during 2008.  Revenue in the Canada segment decreased by $5.0 million during 2008, of which $3.3 million was attributable to lost revenue due to the closure of our Hawkesbury, Ontario site in August 2007.  The Offshore segment generated $0.6 million in revenue during 2008 from the facility in Makati City, Philippines which opened in September 2008.

Cost of Services and Gross Profit

Cost of services increased by $32.4 million, from $205.9 million in 2007 to $238.3 million in 2008.  Gross profit as a percentage of revenue decreased from 15.8% in 2007 to 12.5% in 2008.  The decline in gross profit was primarily due to the launch and initial ramp of our new facilities and losses on foreign currency hedges.  Cost of services in the U.S. segment increased by $34.5 million, from $115.8 million in 2007 to $150.3 million in 2008.  Of this increase, approximately $30.0 million was related to the new facilities in Victoria, Mansfield and Jonesboro.  Gross profit in Canada decreased by $0.9 million from $5.8 million in 2007 to $4.9 million in 2008.  The decline was primarily due to lower utilization in Canada and a decline in our effective exchange rate, net of hedges.  Our effective exchange rate (CAD to USD), net of hedges, decreased from 1.10 in 2007 to 1.01 in 2008.  The Offshore segment contributed negative $1.4 million to gross profit during 2008 as the Makati City site was launched in September 2008 and continued to ramp through the remainder of 2008.

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

Operating Loss

We incurred operating losses of approximately $16.0 million and $4.6 million for the years ended December 31, 2008 and 2007, respectively.  The increase in the loss was driven by the decrease in gross margin, the increase in selling, general and administrative expenses, and the increase in impairment losses and restructuring charges, discussed previously.

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

Income Tax Benefit

The effective tax rate increased from 18.6% in 2007 to 39.4% in 2008.  The primary difference between the periods was the valuation allowance recorded in 2007 on capital loss carryforwards which management did not believe would be recognized before their expiration.  This impact was offset by decreased work opportunity credits during 2008 compared to 2007 and the change in the Canadian statutory tax rate during 2008.  Effective January 1, 2008, the general corporate income tax rate in Canada was reduced from

22.1% to 19.5% due in part to the elimination of the corporate surtax on large corporations of 1.12%.  The impact was a reduction in our overall effective tax rate and a reduction of the value of certain deferred tax assets.

Loss from Discontinued Operations, net of tax

During the year ended December 31, 2008, we recorded a loss from discontinued operations, net of tax, of approximately $0.2 million compared to income from discontinued operations, net of tax, of approximately $0.3 million during 2007.  The change was due to the write-off of an asset related to the sale of our supply chain management services platform in December 2005.  The remainder of the income from discontinued operations, net of tax, during both periods was approximately $0.3 million in income related to Domain.com which was sold in February 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, working capital totaled $60.4 million and our current ratio was 3.42:1, compared to working capital of $47.6 million and a current ratio of 2.58:1 at December 31, 2008.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings and investments in our facilities.  We believe that cash flows from operations and cash provided by our line of credit will adequately meet our ongoing operating requirements. We did not draw on our line of credit during 2009; however, due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

We expect to be able to renew our existing line of credit or replace it with other financing arrangements when that line of credit expires on August 1, 2010.  If we are unable to renew the line of credit or are unable to secure alternative sources of capital funding under satisfactory terms, or at all, we may be unable to meet cash needs required for growth opportunities.  Any significant future expansion of our business may require us to secure additional cash resources.  If we enter into an acquisition, it may require us to use our cash, draw on our line of credit or obtain additional financing, which could decrease cash available for operations.  The current poor conditions of the U.S. credit markets may adversely impact our ability to obtain financing and could significantly impact our liquidity.  A decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in Item 1A. “Risk Factors” of this Form 10-K could adversely impact our liquidity.

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$15,654	$11,616	$20,647
Investing activities	411	(20,621)	(25,672)
Financing activities	(6,849)	(3,722)	(5,828)
Effect of foreign exchange rates on cash	795	(719)	442
Net increase (decrease) in cash and cash equivalents	$10,011	$(13,446)	$(10,411)

Our balance of cash and cash equivalents was $19.6 million at December 31, 2009, compared to a balance of $9.6 million at December 31, 2008.

CASH FLOWS — YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

Operating Activities.  Net cash provided by operating activities increased by $4.0 million from $11.6 million in 2008 to $15.7 million in 2009.  Net cash provided by operating activities from continuing operations was $18.0 million in 2009, representing an increase of $6.2 million from 2008.  The increase of $6.2 million in cash provided by operating activities from continuing operations was driven by the following increases: 1) $14.5 million in deferred income taxes, whereby the net deferred income tax asset declined by $7.0 million compared to an increase of $7.5 million in 2008 because of the utilization of net operating loss carry forwards, 2) $3.7 million higher income from continuing operations after impairment losses and depreciation expense (net income from continuing operations improved by $9.7 million, partially offset by $6.0 million less impairment and depreciation expense) and 3) $2.8 million of higher collections of accounts receivable period over period due to the timing of collections of large billings.  These increases to cash provided by operating activities from continuing operations were partially offset by the following decreases: 1) $7.3 million decrease in the change in accrued liabilities year-over-year resulting from a larger increase in 2008 from restructuring charges and accrued payroll, 2) $3.2 million in greater income tax receivable due to timing of tax payments and refunds, 3) $2.6 million greater increase in prepaids and other assets due primarily to an increase in maintenance contracts and 4) $1.7 million in a smaller change in accounts payable due to fewer capital expenditures in 2009.

Investing Activities.  Net cash provided by investing activities was $0.4 million in 2009 compared to cash used in investing activities of $20.6 million in 2008.  The increase was due to 1) a $13.3 million decrease in purchases of property, plant and equipment due to no new site openings in 2009 compared to the opening of four new sites in 2008, 2) proceeds from the sale of Domain.com of $7.1 million and 3) an increase in net proceeds from the sale of investments, net of purchases, of $0.6 million.

Financing Activities.  Net cash used in financing activities increased by $3.1 million, from $3.7 million in 2008 to $6.8 million in 2009.  The increase was due primarily to an increase in payments on long-term debt of $3.0 million resulting from the pay-off of our two equipment loans in the second quarter of 2009, partially offset by savings on principal payments since the pay-off of these loans.

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

CONTRACTUAL OBLIGATIONS

Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary (in thousands), by period, of our future contractual obligations and payments as of December 31, 2009:

	Within	1 - 2	2 - 3	3 - 4	4 - 5
	1 Year	Years	Years	Years	Years	Thereafter	Total
Operating leases (1)	$7,527	$6,453	$4,707	$3,782	$3,500	$6,508	$32,477
Capital leases (2)	146	87	95	18	7	—	$353
Purchase obligations (3)	344	—	—	—	—	—	$344
Total contractual obligations	$8,017	$6,540	$4,802	$3,800	$3,507	$6,508	$33,174

(1)          We lease facilities and equipment under various non-cancelable operating leases.

(2)          We lease equipment under certain capital lease agreements.

(3)          Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

Line of Credit

On June 26, 2009, we entered into a business loan agreement, promissory note and three commercial security agreements (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $15 million secured revolving line of credit.  The Agreement is effective July 1, 2009 through August 1, 2010.  This Agreement replaced our $10 million secured revolving line of credit with Wells

Fargo Bank N.A., which expired by its terms on June 30, 2009.  There was no balance outstanding on the line of credit with UMB Bank as of December 31, 2009.

Borrowings under the Agreement bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under the Agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $105 million, 3) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.  As of December 31, 2009, we were in compliance with our debt covenants.

Other Events

During 2009, we paid the remaining principal balance on the Secured Equipment Promissory Note between Wells Fargo Equipment Finance, Inc. and StarTek USA, Inc., our wholly owned subsidiary, and the Canadian Dollar Secured Equipment Loan between Wells Fargo Equipment Finance Company, Inc. and StarTek Canada Services, Ltd., our wholly owned subsidiary.  The loans had original maturity dates in November 2010.  The total payoff on these loans, including pre-payment penalties, was approximately $5.7 million.

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

Our business currently has a high concentration on a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Item 1A. “Risk Factors” and in Note 5, “Principal Clients,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2009.

As of December 31, 2009, we had approximately $0.5 million invested in corporate debt securities.  There is a risk that if those companies in which we are invested suffer due to economic conditions or other reasons, we could realize losses on these investments which could impact our liquidity.

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

Because we service relatively few, large clients, the availability of cash is highly dependent on the timing of cash receipts from accounts receivable.  As a result, from time to time, we borrow cash from our line of credit to cover short-term cash needs.  These borrowings are typically outstanding for a short period of time before they are repaid.  However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business.  Accordingly, our debt balance at the end of any given period is not necessarily indicative of the debt balance at any other time during that period.

Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had a material adverse effect on our results of operations or financial condition.  However, there is a risk that inflation could occur in certain countries in which we operate which could have an adverse affect on our financial results.  We engage in hedging activities which may reduce this risk; however, currency hedges do not, and will not, eliminate our exposure to foreign inflation.

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

As a general rule, our contracts are not multiple element contracts.  We provide initial training to customer service representatives upon commencement of new contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The levels of the fair value hierarchy are described below:

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability.  When possible, we look to active and observable markets to price identical assets or liabilities.  When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities.  Nevertheless, if certain assets and liabilities are not actively traded in observable markets, we must use alternative valuation techniques to derive a fair value measurement.  Refer to Note 8, “Fair Value Measurements”, to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  We recognized impairment losses of approximately $1.8 million, $5.9 million and $3.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.  The fair value of the long-lived assets after the impairment charge in 2009 was $0.2 million.  For additional information, see Note 2, “Impairment Losses and Restructuring Charges,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

Restructuring Charges

A liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss). In 2009, we entered into agreements with the respective landlords at three of our facilities (Big Spring, Texas, Petersburg, Virginia and Hawkesbury, Ontario) to buy-out the remaining lease obligations.  There was no material impact on our Consolidated Statements of Operations during the period related to the buy-outs.  We recognized restructuring charges of approximately $4.7 million, $3.3 million and $0.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.   In 2009, $4.4 million of the restructuring charges related to the closure of our Regina, Saskatchewan facility.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we could not sublease the vacant facility for the remainder of the lease term based on our knowledge of the Regina marketplace, as well as our historical inability to sublease our facilities in other locations in which we operate.  The future cash flows were discounted using a rate of 3%.  For additional information, see Note 2, “Impairment Losses and Restructuring Charges,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

Investments

Investments available for sale have historically consisted of debt securities reported at fair value.  Under our investment policy, we may invest in certain U.S. Government and government-sponsored securities, repurchase agreements, investment grade corporate obligations, corporate debt securities, municipal securities, money market and mutual funds, subject to the terms of the policy.  When the investments held in our portfolio as of December 31, 2009 mature, we intend to revise our investment policy such that we may invest in more conservative investments, including U.S. treasury securities, federal agency securities, repurchase agreements and money market funds.  The Chief Financial Officer is responsible for oversight of the investment portfolio.

Investments are periodically evaluated for other-than-temporary impairment whenever the fair value falls below our cost basis and we either intend to sell the security or it is more likely than not we will be required to sell the security before it recovers. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity.  Other-than-temporary declines in fair value are reflected on the statement of operations within Net Interest and Other Income.  Original cost of investments available for sale is based on the specific identification method. Other-than-temporary impairments and interest income from investments available for sale are included in Net Interest and Other Income on our Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Investments available for sale are carried at fair market values.  As of December 31, 2009 and 2008, we were not invested in any trading securities or held-to-maturity securities.

Derivative Instruments and Hedging Activities

We record derivative instruments (including certain derivative instruments embedded in other contracts) in the Consolidated Balance Sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We are generally able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2009, 2008 and 2007, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive (Loss) Income for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

Income Taxes

We account for income taxes using the liability method.  Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as expenses in our financial statements.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  We assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  We made this evaluation as of December 31, 2009 and believe our deferred tax assets other than those that carry a valuation allowance will primarily be realized through the generation of future taxable income, as well as through the reversal of our existing temporary differences and the execution of available tax planning strategies. We believe it is “more likely than not” based upon our current estimates of future taxable income that the deferred tax assets will be recognized.  Additional valuation allowances may be required if we are unable to generate future taxable income.  Additional tax valuation allowances could have a significant negative impact on future earnings.

We record tax benefits when they are more likely than not to be realized.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada and the Philippines.  Our U.S. federal returns and most state returns for tax years 2006 and forward are subject to examination.  Canadian returns for tax years 2005 and forward are subject to examination.  No U.S. federal or state returns are currently under audit, and no extensions of statute of limitations have been granted.  As of December 31, 2009 and 2008, there were no unrecognized income tax benefits.

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive (Loss) Income based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  We estimate forfeitures when calculating compensation expense.  We use the Black-Scholes method for valuing stock-based awards.  See Note 11, “Share-Based Compensation,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

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

INTEREST RATE RISK

Cash and Cash Equivalents

At December 31, 2009, we had $19.6 million in cash and cash equivalents.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates.  We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

Investments

At December 31, 2009, we had investments available for sale which, in the aggregate, had a fair market value of $0.5 million.  At December 31, 2009, investments available for sale consisted entirely of investment-grade corporate bonds.  Our investment portfolio is subject to interest and inflation rate risks and will fall in value if market interest and/or inflation rates or market expectations relating to these rates increase.

The fair market value of estimated cash flows from our investments in corporate bonds are substantially dependent upon the credit worthiness of certain corporations expected to repay their debts to us.  If such corporations’ financial condition and liquidity adversely changes, our investments in these bonds would be materially and adversely affected.

The weighted-average interest rate related to our investments available for sale as of December 31, 2009 was 2.49%.  All of our investments available for sale are set to mature within one year.

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

Outstanding Debt

We currently have a $15.0 million unsecured revolving line of credit.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  As of December 31, 2009, there was no amount outstanding on the line of credit.  If the LIBOR increased 100 basis points, there would not be a material impact to our Consolidated Financial Statements.

FOREIGN CURRENCY EXCHANGE RISKS

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada and the Philippines and are initiating operations in Costa Rica.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.

The following table summarizes the relative strengthening (weakening) of the local currency against the U.S. dollar, average exchange rates and the amount of local currency used in operations (in 000’s) during the years presented:

	Year Ended December 31,
	2009	2008	2007
Canadian dollar vs. U.S. dollar
Relative strengthening (weakening) during the year	13.6%	(22.1)%	14.4%
Average exchange rate	1.14	1.07	1.07
Amount of local currency used, net of receipts	66,722	86,232	83,939

Philippine peso vs. U.S. dollar
Relative strengthening (weakening) during the year	2.6%	(15.2)%	15.9%
Average exchange rate	47.4	45.5	51.1
Amount of local currency used, net of receipts	572,433	122,979	—

Costa Rican colon vs. U.S. dollar
Relative strengthening (weakening) during the year	(0.9)%	(11.5)%	3.7%
Average exchange rate	572	523	516
Amount of local currency used, net of receipts	—	—	—

The fluctuations in the foreign currency exchange rates for the Philippine peso and Costa Rican colon during 2009 did not have a material impact on our Consolidated Financial Statements.  However, we expect our expenditures in these countries to increase in 2010, and as such expect our exposure to currency fluctuations to grow, particularly in the Philippines.  Therefore, we may enter into hedging arrangements in 2010 for these currencies.  During 2009, we entered into Canadian dollar forward contracts with Wells Fargo Bank and UMB Bank for 44.1 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of December 31, 2009, we had contracted to purchase 30.6 million Canadian dollars to be delivered periodically through June 2010 at a purchase price of approximately $28.6 million.

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

StarTek, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StarTek, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 25, 2010

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$288,980	$272,338	$244,615
Cost of services	239,879	238,346	205,920
Gross profit	49,101	33,992	38,695
Selling, general and administrative expenses	43,196	40,814	38,991
Impairment losses and restructuring charges	6,437	9,225	4,325
Operating loss	(532)	(16,047)	(4,621)
Net interest and other (expense) income	(210)	55	745
Loss from continuing operations before income taxes	(742)	(15,992)	(3,876)
Income tax benefit	(751)	(6,301)	(719)
Income (loss) from continuing operations	9	(9,691)	(3,157)
Income (loss) from discontinued operations, net of tax	4,640	(210)	326
Net income (loss)	$4,649	$(9,901)	$(2,831)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	901	(1,463)	1,331
Unrealized gain (loss) on investments available for sale, net of tax	49	(32)	(30)
Change in fair value of derivative instruments, net of tax	1,838	(1,464)	255
Comprehensive income (loss)	$7,437	$(12,860)	$(1,275)

Net income (loss) per share from continuing operations:
Basic	$0.00	$(0.66)	$(0.21)
Diluted	$0.00	$(0.66)	$(0.21)

Net income (loss) per share including discontinued operations:
Basic	$0.31	$(0.67)	$(0.19)
Diluted	$0.31	$(0.67)	$(0.19)

Weighted average shares outstanding
Basic	14,792	14,713	14,696
Diluted	14,837	14,713	14,696

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$19,591	$9,580
Investments	500	8,437
Trade accounts receivable, net	50,521	50,829
Income tax receivable	6,292	2,675
Deferred income tax assets	511	2,185
Prepaid expenses	5,979	3,273
Other current assets	2,012	681
Total current assets	85,406	77,660

Property, plant and equipment, net	58,045	59,608
Long-term deferred income tax assets	4,529	8,946
Other assets	1,088	650
Total assets	$149,068	$146,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,884	$6,193
Derivative liability	—	2,323
Accrued liabilities:
Accrued payroll	9,253	9,158
Accrued compensated absences	4,016	4,856
Accrued restructuring costs	1,317	995
Other accrued liabilities	1,897	2,317
Current portion of long-term debt	—	3,295
Deferred revenue	1,019	—
Deferred income tax liabilities	1,470	—
Other current liabilities	1,117	954
Total current liabilities	24,973	30,091

Long-term debt, less current portion	—	3,199
Accrued restructuring charges	2,663	1,714
Deferred rent	4,144	4,757
Other liabilities	572	84
Total liabilities	32,352	39,845

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,882,990 and 14,813,912 shares issued and outstanding at December 31, 2009 and 2008, respectively	149	148
Additional paid-in capital	66,699	64,440
Accumulated other comprehensive income (loss)	2,373	(415)
Retained earnings	47,495	42,846
Total stockholders’ equity	116,716	107,019
Total liabilities and stockholders’ equity	$149,068	$146,864

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net income (loss)	$4,649	$(9,901)	$(2,831)
Income (loss) from discontinued operations	4,640	(210)	326
Income (loss) from continuing operations	9	(9,691)	(3,157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,977	17,803	17,092
Impairment of property, plant and equipment	1,756	5,936	3,583
Non-cash compensation cost	1,987	1,493	1,107
Deferred income taxes	7,050	(7,492)	454
Other, net	22	538	60
Changes in operating assets and liabilities:
Trade accounts receivable, net	108	(2,683)	(2,367)
Prepaid expenses and other assets	(3,401)	(767)	1,004
Accounts payable	(1,374)	292	230
Income taxes, net	(3,528)	(309)	(1,214)
Accrued and other liabilities	(617)	6,706	3,529
Net cash provided by continuing operating activities	17,989	11,826	20,321
Cash (used in) provided by discontinued operating activities	(2,335)	(210)	326
Net cash provided by operating activities	15,654	11,616	20,647

Investing Activities
Purchases of investments available for sale	—	(11,384)	(36,813)
Proceeds from disposition of investments available for sale	8,019	18,742	26,348
Purchases of property, plant and equipment	(14,683)	(27,979)	(15,207)
Net cash used in continuing investing activities	(6,664)	(20,621)	(25,672)
Cash provided by discontinued investing activities	7,075	—	—
Net cash provided by (used in) investing activities	411	(20,621)	(25,672)

Financing Activities
Proceeds from stock option exercises	20	—	—
Principal payments on borrowings	(6,855)	(3,835)	(5,828)
Proceeds from line of credit	22,236	116,886	56,782
Principal payments on line of credit	(22,236)	(116,886)	(56,782)
Proceeds from the issuance of common stock	251	172	—
Principal payments on capital lease obligations	(265)	(59)	—
Net cash used in continuing financing activities	(6,849)	(3,722)	(5,828)
Cash provided by discontinued financing activities	—	—	—
Net cash used in financing activities	(6,849)	(3,722)	(5,828)
Effect of exchange rate changes on cash	795	(719)	442
Net increase (decrease) in cash and cash equivalents	10,011	(13,446)	(10,411)
Cash and cash equivalents at beginning of period	9,580	23,026	33,437
Cash and cash equivalents at end of period	$19,591	$9,580	$23,026

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$166	$660	$772
Cash paid for income taxes	$750	$2,312	$1,990
Property, plant and equipment acquired or refinanced under long-term debt	$290	$385	$—

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2007	14,695,791	$147	$61,669	$988	$55,578	$118,382
Restricted shares granted	40,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,107	—	—	1,107
Net loss					(2,831)	(2,831)
Foreign currency translation adjustments, net of tax	—	—	—	1,331	—	1,331
Unrealized loss on investments available for sale, net of tax	—	—	—	(30)	—	(30)
Change in fair value of derivative instruments, net of tax	—	—	—	255	—	255
Balance, December 31, 2007	14,735,791	$147	$62,776	$2,544	$52,747	$118,214
Restricted shares granted	47,800	1	(1)		—	—
Restricted shares forfeited	(7,000)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	37,321	—	172	—	—	172
Stock-based compensation expense	—	—	1,493	—	—	1,493
Net loss				—	(9,901)	(9,901)
Foreign currency translation adjustments, net of tax	—	—	—	(1,463)	—	(1,463)
Unrealized loss on investments available for sale, net of tax	—	—	—	(32)	—	(32)
Change in fair value of derivative instruments, net of tax	—	—	—	(1,464)	—	(1,464)
Balance, December 31, 2008	14,813,912	$148	$64,440	$(415)	$42,846	$107,019
Stock options exercised	5,082	—	20	—	—	20
Restricted shares granted	7,200	—	—	—	—	—
Restricted shares forfeited	(3,249)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	60,045	1	252	—	—	253
Stock-based compensation expense	—	—	1,987	—	—	1,987
Net income	—	—	—	—	4,649	4,649
Foreign currency translation adjustments, net of tax	—	—	—	901	—	901
Unrealized gain on investments available for sale, net of tax	—	—	—	49	—	49
Change in fair value of derivative instruments, net of tax	—	—	—	1,838	—	1,838
Balance, December 31, 2009	14,882,990	$149	$66,699	$2,373	$47,495	$116,716

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. is a provider of business process optimization services for outsourced customer interactions.  Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points including web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and frees them to focus on preserving capital, while we deliver the customer experience. Headquartered in Denver, Colorado, we operated 19 facilities in the U.S., Canada and the Philippines as of December 31, 2009.  We operate within three business segments:  the U.S., Canada and Offshore.  We have evaluated all subsequent events through February 25, 2010, the date the financial statements were issued.

Consolidation

Our Consolidated Financial Statements include the accounts of all wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to 2009 presentation, primarily for the presentation of discontinued operations (See Note 3).

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

Foreign Currency Translation

The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets, which is a separate component of stockholders’ equity.  Foreign currency transaction gains and losses are included in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss). Such gains and losses were not material for any period presented.

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

As a general rule, our contracts do not include multiple elements.  We provide initial training to customer service representatives upon commencement of new contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  The allowance for doubtful accounts was not material as of December 31, 2009 or 2008.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

Accounting guidance for the measurement of fair value establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The levels of the fair value hierarchy are described below:

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability.  When possible, we look to active and observable markets to price identical assets or liabilities.  When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities.  Nevertheless, if certain assets and liabilities are not actively traded in observable markets, we must use alternative valuation techniques to derive a fair value measurement.  Refer to Note 8, “Fair Value Measurements,” for additional information on how we determine fair value for our assets and liabilities.

Cash and Cash Equivalents

We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates.

Investments

Investments available for sale have historically consisted of debt securities reported at fair value.  Under our investment policy, we may invest in certain U.S. Government and government-sponsored securities, repurchase agreements, investment grade corporate obligations, corporate debt securities, municipal securities, money market and mutual funds, subject to the terms of the policy.  When the investments held in our portfolio as of December 31, 2009 mature, we intend to revise our investment policy such that we may invest in more conservative investments, including U.S. treasury securities, federal agency securities, repurchase agreements and money market funds.  The Chief Financial Officer is responsible for oversight of the investment portfolio.

Investments are periodically evaluated for other-than-temporary impairment whenever the fair value falls below our cost basis and we either intend to sell the security or its more likely than not we will be required to sell the security before it recovers. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity.  Other-than-temporary declines in fair value are reflected on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) within Net Interest and Other Income.  Original cost of investments available for sale is based on the specific identification method. Other-than-temporary impairments and interest income from investments available for sale are included in Net Interest and Other Income on the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Investments available for sale are carried at fair market values.  As of December 31, 2009 and 2008, we were not invested in any trading securities or held-to-maturity securities.

Derivative Instruments and Hedging Activities

Our derivative instruments (including certain derivative instruments embedded in other contracts) recorded in the Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income.  Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2009, 2008 and 2007, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

Legal Proceedings

We reserve for legal contingencies when a liability for those contingencies has become probable and the cost is reasonably estimable.  Any significant litigation or significant change in our estimates on our outstanding litigation could cause us to increase our provision for related costs, which, in turn, could materially affect our financial results.  Any provision made for these anticipated costs are expensed to operating expenses in our Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Property, Plant and Equipment

Property, plant, and equipment are stated at depreciated cost. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives, as follows:

Estimated Useful Life
Buildings and building improvements	15-30 years
Telephone and computer equipment	3-5 years
Software	3 years
Furniture, fixtures, and miscellaneous equipment	5-7 years

We depreciate leasehold improvements associated with operating leases over the shorter of the expected useful life or remaining life of the lease.  Depreciation for assets obtained under a capital lease is included in depreciation expense.

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.

Restructuring Charges

A liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Operating Leases

We have negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of the rent payments over the term of our operating leases. We recognize rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as deferred rent and amortized on a straight line over the lease term.

Income Taxes

We account for income taxes using the liability method of accounting.  Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations.  We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  We assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  We made this evaluation as of December 31, 2009 and believe our deferred tax assets other than those that carry a valuation allowance will primarily be realized through the generation of future taxable income, as well as through the reversal of our existing temporary differences. We believe it is “more likely than not” based upon our current estimates of future taxable income that the deferred tax assets will be recognized.  Additional valuation allowances may be required if we are unable to generate future taxable income.  Additional tax valuation allowances could have a significant negative impact on future earnings.

We record tax benefits when they are more likely than not to be realized.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada and the Philippines.  Our U.S. federal returns and most state returns for tax years 2006 and forward are subject to examination.  Canadian returns for tax years 2005 and forward are subject to examination.  Our Philippine returns since our commencement of operations in the Philippines in 2008 are subject to examination.  No U.S. federal or state returns, Canadian returns or Philippine returns are currently under audit, and no extensions of statute of limitations have been granted.  As of December 31, 2009 and 2008, there were no unrecognized income tax benefits.

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive Income (Loss) based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  We include an estimate of forfeitures when calculating compensation expense.  We use the Black-Scholes method for valuing stock-based awards.  See Note 11, “Share-Based Compensation,” for further information regarding the assumptions used to calculate share-based payment expense.

Employee Benefit Plan

We have a safe harbor 401(k) plan that allows participation by employees who have completed six months of service and are 21 years or older.  Participants may defer up to 60% of their gross pay, up to a maximum limit determined by U.S. federal law.  Participants receive a matching contribution after one year of service of 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $650, $624 and $459 for the years ended December 31, 2009, 2008 and 2007, respectively.

2.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the year ended December 31, 2009, we incurred $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in a facility for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Consolidated Financial Statements.

During the year ended December 31, 2008, we recognized impairment losses of approximately $5,936.  Approximately $1,794 related to the Canada segment, which was comprised of 1) $1,486 related to impairment of long-lived assets at certain Canadian locations in which the future cash flows were less than the carrying value of the assets and 2) $308 of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Hawkesbury, Ontario, Canada facility.  Approximately $4,142 of impairment losses related to the U.S. segment, which comprised of 1) $1,189 related to the write-off of capitalized software costs for information technology infrastructure initiatives which management decided to discontinue, 2) $1,087 of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Big Spring, Texas facility, and 3) $1,866 of leasehold improvements, furniture and fixtures and equipment in connection with the closure of our Petersburg, Virginia facility.

Restructuring Charges

In August 2007, August 2008, December 2008 and February 2009, we closed facilities in Hawkesbury, Ontario, Big Spring, Texas, Petersburg, Virginia and Regina, Saskatchewan, respectively.  We have recorded restructuring charges related to lease costs and other expenses related to the facility closures.  We record expense in addition to the initially recorded expense when a change in estimate occurs or to accrete a discounted liability to the amount expected to be paid.  We recognized the liability when it was incurred, instead of upon commitment to a plan.

During the year ended December 31, 2009, we entered into an agreement with the respective landlords at the facilities in Big Spring, Texas, Petersburg, Virginia and Hawkesbury, Ontario to buy-out our remaining lease obligations for $184 U.S. dollars, $813 U.S. dollars and $1,125 Canadian dollars, respectively.  As of December 31, 2009, these payments have been made and we do not expect to incur any additional charges.  The cumulative amount paid as of December 31, 2009 related to the closure of the facility in Regina, Saskatchewan was $1,294, and we expect to incur total restructuring charges of $5,667 (adjusted for the December 31, 2009 Canadian dollar to U.S. dollar exchange rate).  We expect completion of the Regina restructuring plan no later than 2013; however, it may be earlier depending on our ability to sublease the facility or buy-out the lease.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of December 31, 2009, and changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

	Facility-Related Costs
	Hawkesbury	Regina	Canada Total	Big Spring	Petersburg	U.S. Total	Company Total
Balance as of January 1, 2007	$—	$—	$—	$—	$—	$—	$—
Expense	742	—	742	—	—	—	742
Payments	(288)	—	(288)	—	—	—	(288)
Reclassification from other liabilities	48	—	48	—	—	—	48
Foreign currency translation adjustment	—	—	—	—	—	—	—
Balance as of December 31, 2007	$502	$—	$502	$—	$—	$—	$502
Expense	1,554	—	1,554	271	1,464	1,735	3,289
Payments	(617)	—	(617)	(195)	(158)	(353)	(970)
Reclassification from other liabilities	—	—	—	132	96	228	228
Foreign currency translation adjustment	(340)	—	(340)	—	—	—	(340)
Balance as of December 31, 2008	$1,099	$—	$1,099	$208	$1,402	$1,610	$2,709
Expense	16	4,436	4,452	31	198	229	4,681
Payments	(1,582)	(1,294)	(2,876)	(239)	(1,334)	(1,573)	(4,449)
Reclassification from other liabilities	321	118	439	—	(266)	(266)	173
Foreign currency translation adjustment	146	720	866	—	—	—	866
Balance as of December 31, 2009	$—	$3,980	$3,980	$—	$—	$—	$3,980

3.  DISCONTINUED OPERATIONS

On February 25, 2009, we entered into an agreement to sell the assets of Domain.com, our wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”) in exchange for cash of $7,075.  The assets of Domain.com consist of domain names, trademarks and corporation names.  We conducted an auction for the assets and received bids from multiple parties, including Mr. Stephenson.  Mr. Stephenson presented the highest bid, which represented the selling price, of $7,075 and the sale was completed effective February 25, 2009.  Mr. Stephenson is one of our co-founders, has managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involved a related party, the Audit Committee of our Board of Directors considered and approved the transaction.  The results of operations and cash flows of Domain.com have been reported in the Consolidated Statements of Operations and Other Comprehensive Income (Loss) as discontinued operations.

During the year ended December 31, 2008, we recorded a loss from discontinued operations of $740 due to the write-off of an asset related to the sale of our supply chain management services platform in December 2005, less a tax benefit of $279.

The following table summarizes the results of discontinued operations:

	Year Ended December 31,
	2009	2008	2007
Operating income from discontinued operations before income taxes	$27	$402	$522
Gain (loss) on the sale of discontinued operations	6,937	(740)	—
Income tax (expense) benefit	(2,324)	128	(196)
Income (loss) from discontinued operations, net of tax	$4,640	$(210)	$326

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of our weighted-average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 1,808 for the year ended December 31, 2009 were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during such period.  Anti-dilutive securities totaling 1,690 and 1,660 for the years ended December 31, 2008 and 2007, respectively, were not included in our calculation due to our net loss position.  Our basic and diluted net income (loss) per common share were as follows:

	Year Ended December 31,
	2009	2008	2007

Income (loss) from continuing operations	$9	$(9,691)	$(3,157)
Income (loss) from discontinued operations, net of tax	4,640	(210)	326
Net income (loss)	$4,649	$(9,901)	$(2,831)

Weighted average shares of common stock	14,792	14,713	14,696
Dilutive effect of stock options	45	—	—
Common stock and common stock equivalents	14,837	14,713	14,696

Basic net income (loss) per share from:
Continuing operations	$0.00	$(0.66)	$(0.21)
Discontinued operations	0.31	(0.01)	0.02
Net income (loss)	$0.31	$(0.67)	$(0.19)

Diluted net income (loss) per share from:
Continuing operations	$0.00	$(0.66)	$(0.21)
Discontinued operations	0.31	(0.01)	0.02
Net income (loss)	$0.31	$(0.67)	$(0.19)

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Year Ended December 31,
	2009	2008	2007
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	63.6%	55.0%	50.5%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	21.5%	26.8%	21.9%

The revenues from AT&T and T-Mobile were generated in our U.S. and Canada segments during 2009, 2008 and 2007.  During 2008 and 2009, a portion of the revenue in our Offshore segment related to AT&T.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition.   To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2009.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2010 and others in 2011.  The initial term of our master services agreement covering all AT&T work expired in January 2010.  After the initial term, the agreement automatically renews month-to-month.  We are currently renegotiating the new master services agreement.  Until the new agreement is signed, our services provided to AT&T are covered under the existing master services agreement.

Our call center services agreement with T-Mobile is effective as of October 1, 2007 which had an initial term of two years.  After the initial term, the contract automatically renews for one-year periods thereafter, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  Although the initial term of the contract ended on September 30, 2009, the contract automatically renewed for a one-year term which would expire on September 30, 2010.  We are currently negotiating a new contract with T-Mobile.  Until the new agreement is signed, our services provided to T-Mobile are covered under the existing agreement effective October 1, 2007.

We are working diligently to complete negotiation of the new agreements.  However, if we fail to do so, it would have a material adverse effect on our business, results of operations, and financial condition.

6.  INVESTMENTS

As of December 31, 2009 and 2008, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2009:
Corporate debt securities	$499	$1	$—	$500

As of December 31, 2008:
Corporate debt securities	$8,513	$9	$(85)	$8,437

During the year ended December 31, 2008, we recognized a loss totaling $500 (representing the entire purchase basis amount) on a Lehman Brothers corporate debt security that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.  The Lehman Brothers corporate debt security was in an unrealized loss position for eleven months prior to the recognition of the other-than-temporary impairment.  We did not record any other-than-temporary impairments for the years ended December 31, 2009 or 2008.

The following table summarizes the aggregate fair value of those investments in a gross unrealized loss position:

	As of
	December 31, 2009	December 31, 2008
Investments in a continuous unrealized loss position for less than 12 months
Aggregate unrealized losses on corporate debt securities	$—	$(38)
Aggregate fair value of corporate debt securities	—	1,996

Investments in a continuous unrealized loss position for greater than 12 months
Aggregate unrealized losses on corporate debt securities	$—	$(47)
Aggregate fair value of corporate debt securities	—	3,447

Proceeds from the sale of investment securities available for sale were $8,019, $18,742 and $26,348 in 2009, 2008 and 2007, respectively; gross realized gains included in other income in 2009, 2008 and 2007 were $5, $1 and $0, respectively; and gross realized losses included in other income in 2009, 2008 and 2007 were $2, $501 and $0, respectively.  As of December 31, 2009, all of our investments available for sale are set to mature within one year.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada and the Philippines and are initiating operations in Costa Rica, and the functional currencies in those countries are the Canadian dollar, the Philippine peso, and the Costa Rican colon, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.

During the years ended December 31, 2009, 2008 and 2007, we entered into Canadian dollar forward contracts with Wells Fargo Bank and UMB Bank for a notional amount of 44,080, 98,400 and 78,700 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  As of December 31, 2009, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso or Costa Rican colon relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of December 31, 2009:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	30,580

The above foreign exchange contracts are to be delivered periodically through June 2010 at a purchase price of approximately $28,579.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2009.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet in other current assets and/or derivative liability as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Derivative assets:
Foreign exchange contracts	$628	$316

Derivative liabilities:
Foreign exchange contracts	$—	$(2,639)

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statement of Operations for the years ended December 31, 2009 and 2008:

	Years Ended				Location of Gain
	December 31, 2009		December 31, 2008		(Loss)
	Gain Recognized	Gain Reclassified	Loss Recognized	Loss Reclassified	Reclassified from
	in AOCI, net of	from AOCI into	in AOCI, net of	from AOCI into	AOCI into
	tax	Income	tax	Income	Income
Cash flow hedges:
Foreign exchange contracts	$1,184	$1,047	$620	$3,445	Cost of services

8.  FAIR VALUE MEASUREMENTS

Investments

As of December 31, 2009 and 2008, our investments consisted entirely of corporate debt securities.  Our corporate debt securities are based on quoted market information.  The inputs to the valuation are generally classified as Level 1 given the active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Derivative Instruments and Hedging Activities

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy.

Restructuring Charges

Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility, and the discount rate utilized to determine the present value of the future expected cash flows. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2009, we closed our facility in Regina, Saskatchewan, which resulted in $4,436 of accrued restructuring costs for the year then ended.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we could not sublease the vacant facility for the remainder of the lease term based on our knowledge of the Regina marketplace, as well as our historical inability to sublease our facilities in other locations in which we operate.  In the future, if we are able to sublease the facility, we may be required to record a gain in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Impairment of Long-Lived Assets

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2009, we recorded approximately $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The fair value of these long-lived assets after the impairment charge was $228.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$500	$—	$—	$500
Derivative instruments	—	628	—	628
Total fair value of assets measured on a recurring basis	$500	$628	$—	$1,128

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Year ended December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	$228	$228
Total fair value of assets measured on a non-recurring basis	$—	$—	$228	$228

Liabilities:
Accrued restructuring costs	$—	$—	$4,436	$4,436
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$4,436	$4,436

9. PROPERTY, PLANT & EQUIPMENT

Our property, plant and equipment as of December 31, 2009 and 2008, consisted of the following, by asset class:

	As of December 31,
	2009	2008
Land	$1,715	$1,671
Buildings and improvements	49,217	47,895
Telephone and computer equipment	53,052	48,092
Software	37,353	29,937
Furniture, fixtures, and miscellaneous equipment	22,835	21,285
Construction in progress	4,133	3,388
	168,305	152,268
Less accumulated depreciation	(110,260)	(92,660)
Total property, plant and equipment, net	$58,045	$59,608

10. DEBT

As of December 31, 2009 and 2008, respectively, we had the following balances outstanding on our long-term debt facilities:

	As of December 31,
	2009	2008
Secured equipment promissory note	$—	$2,484
Canadian dollar secured equipment loan	—	4,010
Total debt	—	6,494
Less current portion of long-term debt	—	(3,295)
Long-term debt, less current portion	$—	$3,199

Line of Credit

On June 26, 2009, we entered into a business loan agreement, promissory note and three commercial security agreements (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $15 million secured revolving line of credit.  The Agreement is effective July 1, 2009 through August 1, 2010.  This Agreement replaced our $10 million secured revolving line of credit with Wells Fargo Bank N.A., which expired by its terms on June 30, 2009.  There was no balance outstanding on the line of credit with UMB Bank as of December 31, 2009.

Borrowings under the Agreement bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under the Agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $105 million, 3) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.  As of December 31, 2009, we were in compliance with our debt covenants.

Secured Equipment Promissory Note

On November 17, 2006, our subsidiary, StarTek USA, Inc., borrowed approximately $4.9 million from Wells Fargo Equipment Finance, Inc.  As of December 31, 2008, we had an outstanding balance of approximately $2.5 million.  In May 2009, we paid the remaining principal balance of approximately $2.1 million.  The original maturity date was in November 2010.

Canadian Dollar Secured Equipment Loan

On November 17, 2006, StarTek Canada Services, Ltd., one of our subsidiaries, borrowed approximately $9.6 million Canadian dollars from Wells Fargo Equipment Finance Company, Inc.  As of December 31, 2008, we had an outstanding balance of approximately $4.0 million.  In May 2009, we paid the remaining principal balance of approximately $3.6 million.  The original maturity date was in November 2010.

11. SHARE-BASED COMPENSATION

On May 5, 2008, our stockholders approved the StarTek, Inc. 2008 Equity Incentive Plan (the “Plan”).  The Plan replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan (together, the “Prior Plans”).  A total of 900,000 shares were authorized for grant under the Plan.  In addition, a total of 274,298 shares remaining available for future grants under the Prior Plans were carried over and were made available for grant under the Plan.  As of December 31, 2009, there were 590,319 shares available for future grant under our equity compensation plans.  The types of awards that may be granted under the Plan include restricted stock awards, restricted stock unit awards, stock option awards, stock appreciation rights and performance units.  The Compensation Committee (the “Committee”) also has the discretion to grant other types of awards, as long as they are consistent with the terms and purposes of the Plan.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee may determine the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

Stock options granted to employees under the Plan vest as to 25% of the shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months.  Restricted stock awards granted under the Plan vest as to one third of the shares on the first anniversary of the date of grant and one third of the shares on each of the second and third anniversary thereafter.  Stock options or restricted stock awards granted to our board of directors under the Plan vest as to 25% of the shares after three months from the date of grant, 25% of the shares after six months from the date of grant, 25% of the shares after nine months from the date of grant and 25% each three months thereafter until fully vested.

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

The compensation cost that has been charged against income for the Plan, the Prior Plans, the ESPP, and for restricted stock awards granted outside of those plans, as described below (together, the “Plans”), for the years ended December 31, 2009, 2008 and 2007 was $1,987, $1,493 and $1,107, respectively, and is included in selling, general and administrative expense.  As of December 31, 2009, there was $3,176 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.42 years.  As of December 31, 2009, there was $198 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Options

A summary of stock option activity under the Plans as of December 31, 2009, and changes during the year ended December 31, 2009 are presented below:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term (in yrs)	Value
Outstanding as of January 1, 2009	1,628,702	$11.45
Granted	773,500	4.78
Exercised	(5,082)	3.00
Forfeited	(232,292)	10.29
Expired	(24,100)	33.53
Outstanding as of December 31, 2009	2,140,728	$8.93	7.87	$2,190
Vested and exercisable as of December 31, 2009	852,925	$12.20	6.80	$44
Vested and expected to vest as of December 31, 2009	1,892,749	$8.13	8.07	$1,872

The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.42, $3.20 and $4.10, respectively.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $1,361, $2,408 and $389, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2009	2008	2007
Risk-free interest rate	0.55% - 2.66%	1.26% - 3.60%	3.16% - 4.74%
Dividend yield	0%	0%	0%
Expected volatility	61.38% - 117.38%	43.81% - 57.62%	43.12% - 50.47%
Expected life in years	3.9	4.1	4.3

The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant.  Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Restricted Stock Awards

A summary of restricted stock award activity under the Plans as of December 31, 2009, and changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant Date Fair Value
Nonvested balance as of January 1, 2009	62,067	$10.45
Granted	7,200	4.76
Vested	(21,329)	8.45
Forfeited	(3,000)	9.01
Nonvested balance as of December 31, 2009	44,938	$10.58

Included in the table above are grants of restricted stock awards made outside the Plan or the Prior Plans to A. Laurence Jones and David G. Durham.  On January 5, 2007, Mr. A. Laurence Jones was granted 30,000 restricted shares pursuant to his appointment as President and Chief Executive Officer.  These shares vest as follows:  10,000 shares on January 5, 2008 and 20,000 shares on January 5, 2011, provided that the restrictions on the 20,000 share tranche may lapse earlier pursuant to certain performance criteria.  The performance criteria specify that the 20,000 share tranche may vest as to 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2008 fiscal year and 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2009 fiscal year.  The Committee determined that Mr. Jones did not achieve the performance criteria for the 2008 fiscal year, and did achieve the performance criteria for the 2009 fiscal year.  As such, 10,000 of such shares vested in February 2010.  On September 10, 2007, Mr. David G. Durham was granted 10,000 restricted shares pursuant to his appointment as Executive Vice President, Treasurer, and Chief Financial Officer.  These shares vest in the same manner as those restricted shares granted under the Plan.  The total fair value of restricted stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $180, $213 and $0, respectively.

Employee Stock Purchase Plan

The first purchase period under the ESPP commenced July 1, 2008.  During 2009, we completed four offering periods in which 60,045 shares were purchased at a weighted-average price of $4.14 per share.  During 2008, we completed two offering periods in which 37,321 shares were purchased at a weighted-average price of $4.62 per share.  Total expense recognized related to the ESPP during the years ended December 31, 2009 and 2008 was $130 and $68, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2009	2008
Risk-free interest rate	0.08% - 0.22%	0.85% - 1.87%
Dividend yield	0%	0%
Expected volatility	75.28% - 160.19%	34.06% - 39.82%
Expected life in years	3 months	3 months

The weighted average grant date fair value of these shares was $2.16 and $1.80 per share during the year ended December 31, 2009 and 2008, respectively.

12. NET INTEREST AND OTHER INCOME

Net interest and other income for the years ended December 31, 2009, 2008 and 2007 were composed of the following:

	Year Ended December 31,
	2009	2008	2007
Interest income	$119	$1,210	$1,579
Interest expense	(291)	(726)	(854)
Realized loss on investments available for sale	—	(500)	—
Investment and other loss	(38)	71	20
Net interest and other income	$(210)	$55	$745

13. INCOME TAXES

Pre-tax income from continuing operations before income taxes was:

	Year Ended December 31,
	2009	2008	2007
U.S.	$1,168	$(16,285)	$(8,332)
Foreign	(1,910)	293	4,456
Total	$(742)	$(15,992)	$(3,876)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(7,408)	$(970)	$(2,070)
State	(246)	(127)	(224)
Foreign	101	1,872	1,159
Total current (benefit) expense	$(7,553)	$775	$(1,135)

Deferred:
Federal	$7,402	$(5,241)	$(1,554)
State	245	(682)	(169)
Foreign	(845)	(1,108)	421
Net change in valuation allowance	—	(45)	1,718
Total deferred expense (benefit)	$6,802	$(7,076)	$416

Income tax benefit	$(751)	$(6,301)	$(719)

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008 were:

	Year Ended December 31,
	2009	2008
Current deferred tax assets:
Accrued liabilities	$—	$933
Restructuring costs	401	223
Impairment of assets	—	1,117
Unrealized loss on investments and derivative instruments	—	916
Other	110	201
Total current net deferred tax assets	$511	$3,390

Current deferred tax assets (liabilities):
Accrued liabilities	$861	$—
State NOL carryforward	271	—
Unrealized gain on investments and derivative instruments	(230)
Prepaid expenses	(1,189)	(542)
Cumulative translation adjustment	(1,183)	(663)
Total current net deferred tax liabilities	$(1,470)	$(1,205)

Long-term deferred tax assets (liabilities):
Depreciation and amortization	$(634)	$(817)
Loss on impaired investments	—	986
Foreign tax credit carryforward	554	554
Stock-based compensation	1,410	921
Work opportunity credit carryforward	2,800	3,048
Operating loss caryforward	—	3,823
Accrued restructuring	811	538
Other	143	737
Net long-term deferred tax assets	$5,084	$9,790

Subtotal	$4,125	$11,975
Valuation allowance	(555)	(844)

Total net deferred tax asset	$3,570	$11,131

As of December 31, 2009, we had net current deferred tax assets in our foreign tax jurisdictions and net current deferred tax liabilities in the U.S.  As of December 31, 2008, we had net current deferred tax assets in both our foreign tax jurisdictions and in the U.S.

Deferred taxes are not recognized on temporary differences from undistributed earnings of foreign subsidiaries of approximately $25,000 as these earnings are deemed to be permanently reinvested.  We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2009 because we intend to reinvest such earnings indefinitely outside of the U.S.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2009, 2008 and 2007 for continuing operations were:

	Year Ended December 31,
	2009	2008	2007
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of federal benefit)	-11.9%	2.5%	4.5%
Effect of change in Canadian tax rate	-14.0%	-2.3%	0.0%
Capital loss valuation allowance	0.0%	0.3%	-44.3%
Work opportunity tax credits	142.6%	5.3%	21.5%
Other permanent differences (including meals and entertainment)	-21.7%	-1.0%	-2.3%
Stock based compensation	-19.0%	0.0%	0.0%
Other, net	-9.8%	-0.4%	4.2%
Total	101.2%	39.4%	18.6%

As of December 31, 2009, we had gross foreign tax credit carry forwards of $555, which expire as follows:  $25 in 2011, $4 in 2012, and $526 in 2013.  A full tax-basis valuation allowance was established against these carry forwards during 2006 due to the fact that it is more likely than not that these credits will not be used prior to their expiration date.  As of December 31, 2008, we had gross federal net operating loss carry forwards of $10,017.  These federal net operating loss carry forwards were utilized during 2009 and no federal net operating loss carry forwards exist as of December 31, 2009.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, we have been granted approval for a Tax Holiday, whereby we have an exemption from income tax until 2012.  In Costa Rica, we have been granted approval for an exemption equal to 100% of income tax for eight years beginning with the commencement of operations, which is expected in March 2010, and for 50% of income tax for the four years thereafter.     The aggregate effect on income tax expense for the years ended December 31, 2009, 2008 and 2007 was $216, $0 and $0, respectively, which had a favorable impact on net income of $0.01 per share, $0 and $0, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Year Ended December 31,
	2009	2008
Accumulated foreign currency translation adjustments:
Beginning balance	$1,090	$2,553
Translation adjustments	1,420	(2,057)
Taxes associated with translation adjustments	(519)	594
Ending balance	$1,991	$1,090
Accumulated unrealized derivative (losses) gains:
Beginning balance	$(1,444)	$20
Gain (loss) reclassified to earnings, net of tax	654	(2,084)
Change in fair value of cash flow hedges, net of tax	1,184	620
Ending balance	$394	$(1,444)
Accumulated unrealized losses on available for sale securities:
Beginning balance	$(61)	$(29)
Gain (loss) reclassified to earnings, net of tax	1	(303)
Change in fair value of available for sale securities, net of tax	48	271
Ending balance	$(12)	$(61)

15.  COMMITMENTS AND CONTINGENCIES

Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rental expense, including equipment rentals, for 2009, 2008 and

2007 was $7,652, $6,900 and $4,602, respectively.  As of December 31, 2009, future minimum rental commitments for operating leases were:

Minimum Lease
Payments
2010	$7,527
2011	6,453
2012	4,707
2013	3,782
2014	3,500
Thereafter	6,508
Total minimum lease payments	$32,477

Legal Proceedings

We and six of our former directors and officers were named as defendants in West Palm Beach Firefighters’ Pension Fund v. StarTek, Inc., Civil Action No. 05-cv-01265-WDM-MEH (the “Litigation”).   The consolidated action was a purported class action brought on behalf of all persons (except defendants) who purchased shares of our common stock in a secondary offering by certain of our stockholders in June 2004, and in the open market between February 26, 2003 and May 5, 2005 (the “Class Period”).  The consolidated complaint alleged that the defendants made false and misleading public statements about us and our business and prospects in the prospectus for the secondary offering, as well as in filings with the SEC and in press releases issued during the Class Period, and that as a result, the market price of our common stock was artificially inflated.  The complaints alleged claims under Sections 11 and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiffs in both cases sought compensatory damages on behalf of the alleged class and award of attorneys’ fees and costs of litigation.

On July 20, 2009, we executed a Stipulation of Settlement (“Stipulation”) with lead plaintiffs to settle the Litigation.  Under the terms of the Stipulation, defendants agreed to $7.5 million to completely resolve the Litigation, in exchange for a release of all claims by lead plaintiffs and class members and a dismissal of the Litigation with prejudice.  Our primary insurance carrier contributed $6.9 million and we contributed $0.6 million to the Settlement Fund (as defined in the Stipulation).  The United States District Court for the District of Colorado (the “Court”) granted preliminary approval for the settlement on October 8, 2009.  The final hearing was held on December 17, 2009, at which time the Stipulation received final approval by the Court.  Our portion of the settlement due, or $0.6 million, was recorded in our Consolidated Statement of Operations during the year ended December 31, 2009.

We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

16.  SEGMENT INFORMATION

We operate within three business segments, the U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of December 31, 2009, our U.S. segment included the operations of our thirteen facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of our facility in Makati City, Philippines.  As of December 31, 2008, there were thirteen, six and one operating centers in the U.S., Canada, and Offshore, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Revenue:
United States	$200,737	$180,761	$148,700
Canada	76,307	90,929	95,915
Offshore	11,936	648	—
Total	$288,980	$272,338	$244,615

Gross profit:
United States	$36,265	$30,459	$32,880
Canada	11,910	4,928	5,815
Offshore	926	(1,395)	—
Total	$49,101	$33,992	$38,695

Depreciation:
United States	$11,194	$12,526	$11,480
Canada	3,036	5,040	5,612
Offshore	1,747	237	—
Total	$15,977	$17,803	$17,092

Capital expenditures:
United States	$10,828	$21,739	$12,883
Canada	770	1,844	2,324
Offshore	3,085	4,396	—
Total	$14,683	$27,979	$15,207

	As of December 31,
	2009	2008
Total property, plant and equipment, net:
United States	$43,486	$45,093
Canada	7,785	10,300
Offshore	6,774	4,215
Total	$58,045	$59,608

Total assets:
United States	$116,108	$123,967
Canada	28,049	17,099
Offshore	4,911	5,798
Total	$149,068	$146,864

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2009 and 2008.  Due to the February 2009, sale of our subsidiary, Domain.com, the results of operations related to this line of business have been reported as discontinued operations for all periods presented below.

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$70,711	$73,290	$72,462	$72,517
Gross profit	10,723	13,129	13,474	11,775
Selling, general and administrative expenses	9,692	10,889	11,084	11,531
Impairment losses and restructuring charges	6,437	—	—	—
Operating (loss) income	(5,406)	2,240	2,390	244
(Loss) income from continuing operations	(3,988)	1,327	1,795	875
Income from discontinued operations	4,640	—	—	—
Net income	$652	$1,327	$1,795	$875

Basic net income (loss) per share from:
Continuing operations	$(0.27)	$0.09	$0.12	$0.06
Discontinued operations	0.31	—	—	—
Net income (loss)	$0.04	$0.09	$0.12	$0.06

Diluted net income (loss) per share from:
Continuing operations	$(0.27)	$0.09	$0.12	$0.06
Discontinued operations	0.31	—	—	—
Net income (loss)	$0.04	$0.09	$0.12	$0.06

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$64,583	$65,467	$68,937	$73,351
Gross profit	9,467	8,304	8,209	8,012
Selling, general and administrative expenses	10,090	10,227	10,205	10,292
Impairment losses and restructuring charges	108	5,500	346	3,271
Operating loss	(731)	(7,423)	(2,342)	(5,551)
Loss from continuing operations	(403)	(4,588)	(1,503)	(3,197)
Income (loss) from discontinued operations	72	69	(407)	56
Net loss	$(331)	$(4,519)	$(1,910)	$(3,141)

Basic net (loss) income per share from:
Continuing operations	$(0.03)	$(0.31)	$(0.10)	$(0.22)
Discontinued operations	0.01	—	(0.03)	0.01
Net loss	$(0.02)	$(0.31)	$(0.13)	$(0.21)

Diluted net (loss) income per share from:
Continuing operations	$(0.03)	$(0.31)	$(0.10)	$(0.22)
Discontinued operations	0.01	—	(0.03)	0.01
Net loss	$(0.02)	$(0.31)	$(0.13)	$(0.21)

18.  SUBSEQUENT EVENTS

In January 2010, we entered into a lease agreement for the rental of a facility in Ortigas, Philippines.  The lease has an initial term of five years with a tenant option for an additional five years.  The facility is approximately 158,500 square feet and we expect to open the facility for operations during the second quarter of 2010.  Total lease commitments for the rental of this facility are approximately $5.8 million over the initial term of the lease.

In January 2010, we closed our facilities in Laramie, Wyoming and Victoria, Texas.  The facility in Laramie was closed because this work was transitioned either to StarTek’s @Home platform, whereby agents work from their homes, or our Greeley, Colorado facility.  We closed our site in Victoria due to the loss of a client program, and we are currently evaluating the space to determine if we will utilize it for other programs or sublease to a tenant.

In January 2010, we announced the closure of our Thunder Bay, Ontario, Canada location which we expect to close in March 2010.  The closure in Thunder Bay was driven by market conditions, namely recruiting challenges in this location, which negatively impacted the profitability of the location and management determined it was in our long-term interest to close the location.  We recorded approximately $1.7 million in impairment losses during 2009 related to assets held at this facility because the carrying value of those assets was not recoverable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2009. Ernst & Young LLP’s report is included in Item 9A. of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited StarTek Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 25, 2010

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

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

STARTEK, INC. (REGISTRANT)

By:	/s/ A. LAURENCE JONES	Date: February 25, 2010
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: February 25, 2010
David G. Durham
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. LAURENCE JONES	President and Chief Executive Officer	Date: February 25, 2010
A. Laurence Jones

/s/ DAVID G. DURHAM	Executive Vice President, Chief Financial	Date: February 25, 2010
David G. Durham	Officer and Treasurer

/s/ ED ZSCHAU	Chairman of the Board	Date: February 25, 2010
Ed Zschau

/s/ ALBERT C. YATES	Director	Date: February 25, 2010
Albert C. Yates

/s/ P. KAY NORTON	Director	Date: February 25, 2010
P. Kay Norton

/s/ HARVEY A. WAGNER	Director	Date: February 25, 2010
Harvey A. Wagner

STARTEK, INC.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc..	S-1	3.1	1/29/1997
3.2	Restated Bylaws of StarTek, Inc..	8-K	3.2	8/2/2007
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1	Registration Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson, Jr.	10-K	10.47	3/9/2004
10.2	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson.	10-K	10.48	3/9/2004
10.3†	StarTek, Inc. Stock Option Plan, as amended.	Def 14a	A	3/27/2007
10.4†	Form of Stock Option Agreement.	S-1/A	10.2	3/7/1997
10.5†	Form of Option Agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule).	8-K	10.26	6/16/2006
10.6†	StarTek, Inc. Directors’ Stock Option Plan, as amended.	Def 14a	B	3/27/2007
10.7†	Form of Option Agreement pursuant to StarTek, Inc. Directors’ Stock Option Plan.	8-K	10.2	9/9/2004
10.8†	StarTek, Inc. Employee Stock Purchase Plan.	Def#14a	A	3/20/2008
10.9†	StarTek, Inc. 2008 Equity Incentive Plan.	Def#14a	B	3/20/2008
10.10†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.2	5/5/2008
10.11†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.3	5/5/2008
10.12†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.4	5/5/2008
10.13†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.5	5/5/2008
10.14†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.6	5/5/2008
10.15†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors.	10-K	10.49	3/9/2004
10.16†	Form of Executive Confidentiality and Non-Competition Agreement.	8-K	10.1	9/14/2004
10.17†	Form of Executive Employment Contract.	8-K	10.115	8/21/2007
10.18†	Amendment No. 1 to Form of Executive Employment Contract.	10-K	10.11	2/29/2008
10.19†	Employment Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.78	1/08/2007
10.20†	Amendment to Employment Agreement of A. Laurence Jones signed July 9, 2007.	10-Q	10.110	8/8/2007
10.21†	Amendment to Employment Agreement of A. Laurence Jones signed May 23, 2008.	10-Q	10.9	8/11/2008
10.22†	Option Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.79	1/08/2007
10.23†	Restricted Stock Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.80	1/08/2007
10.24†	Employment Agreement (Stock Option and Restricted Stock Agreements are attachments to the Employment Agreement) between StarTek, Inc. and David G. Durham dated August 22, 2007.	8-K	10.116	8/27/2007
10.25†	Transition Agreement between StarTek, Inc. and Mr. Michael Griffith effective September 30, 2008.	8-K	10.1	9/30/2008
10.26†	2007 Sales Commission Plan.	10-Q	10.113	8/8/2007
10.27†	Sales Commission Plan (2008 and 2009).	10-K	10.24	2/29/2008
10.28†	Amended Sales Commission Plan (2008 and 2009).	10-Q	10.1	10/31/2008
10.29†	Incentive Bonus Plan (2008 and 2009).	10-K	10.25	2/29/2008

10.30	Credit Agreement and $10,000,000 Revolving Line of Credit Note between StarTek, Inc. and Wells Fargo Bank West, National Association dated June 30, 2003.	10-Q	10.32	8/14/2003
10.31	Renewal and Amended Credit Agreement by and between StarTek, Inc. and Wells Fargo NA, dated June 30, 2005.	8-K	10.34	7/5/2005
10.32	Third Amendment to Credit Agreement and $10,000,000 Revolving Line of Credit Note, each entered into as of June 1, 2007.	8-K	10.88	7/3/2007
10.33	Fourth Amendment to Credit Agreement entered into as of April 30, 2008.	10-Q	10.23	8/11/2008
10.34	Fifth Amendment to Credit Agreement, $10,000,000 Revolving Line of Credit Note, and Addendum to Promissory Note, each entered into as of June 30, 2008.	10-Q	10.24	8/11/2008
10.35	Continuing Security Agreement between StarTek USA, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.	10-Q	10.25	8/11/2008
10.36	Continuing Security Agreement between StarTek, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.	10-Q	10.26	8/11/2008
10.37	Promissory Note to Wells Fargo Equipment Finance, Inc.	10-K	10.50	3/9/2004
10.438	Security Agreement between StarTek Canada Services, Ltd. and Wells Fargo Equipment Finance Company.	8-K	10.74	11/21/2006
10.439	Form of Guaranty of StarTek Canada Obligations executed by StarTek, Inc. and StarTek USA, Inc.	8-K	10.75	11/21/2006
10.40	Promissory Note between StarTek USA, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	10.76	11/21/2006
10.41	Form of Guaranty of StarTek USA Obligations executed by StarTek, Inc. and StarTek Canada Services, Ltd.	8-K	10.77	11/21/2006
10.42	Share Purchase Agreement by and among StarTek, Inc., StarTek Europe Ltd. and Taelus Limited, dated September 30, 2004.	8-K	10.1	10/6/2004
10.43	Promissory Note between StarTek USA, Inc. and DPL Corporation Southeast.	8-K	10.72	12/21/2005
10.44#	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.120	11/6/2007
10.45#	Amendment No. 1 effective February 24, 2008 to Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.7	5/6/2008
10.46#	Master Services Agreement No. GAMSA-STAR081106-00 effective August 11, 2006 between StarTek USA, Inc. and Cingular Wireless LLC.	10-K	10.85	3/15/2007
10.47#	Amendment No. cing7367.A.001 effective December 7, 2007 to Master Services Agreement No. GAMSA-STAR081106-00 effective August 11, 2006 between StarTek, Inc. and AT&T Mobility, LLC (f/k/a Cingular Wireless, LLC).	10-K	10.46	2/29/2008
10.48#	Statement of Work GASOW-STAR100606-00 dated December 21, 2006, between StarTek USA, Inc. and Cingular Wireless, LLC.	10-K	10.83	3/15/2007
10.49#	Amendment Cing7866.A.001 effective April 16, 2008 between StarTek USA, Inc. and AT&T Mobility LLC	10-Q	10.15	8/11/2008
10.50	Amendment No. GASOW-STAR10.0606-00.A.004 effective March 1, 2009 to GASOW-STAR100606-00 between StarTek USA, Inc. and AT&T Mobility LLC (successor-in-interest to Cingular Wireless, LLC).	10-K	10.52	3/3/2009
10.51#	Work Order 20080122.003.C effective May 1, 2008 between StarTek USA, Inc. and AT&T Mobility LLC.	10-Q	10.14	8/11/2008
10.52&	Work Order GAMSA-STAR081106-00.S.001 effective October 1, 2008, between StarTek USA, Inc. and AT&T Mobility LLC (f/k/a Cingular Wireless, LLC).	10-K	10.54	3/3/2009
10.53&	Work Order GAMSA-STAR081106-00.S.004 effective December 1, 2008, between StarTek, Inc. and AT&T Mobility LLC (f/k/a Cingular Wireless, LLC).	10-K	10.55	3/3/2009
10.54#	Contact Call Center Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc., effective January 26, 2007.	10-Q	10.90	5/8/2007

10.55#	Amendment 20070105.006.A.001 effective October 31, 2007 to Master Services Agreement 20070105.006.C entered on January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.50	2/29/2008
10.56#	Agreement Order No. 20070105.006.S.002 for Tier III Service Management by and between StarTek, Inc. and AT&T Services, Inc., signed May 2, 2007.	10-Q	10.105	8/8/2007
10.57#	Amendment 20070105.006.S.002.A.001 effective June 27, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.16	8/11/2008
10.658	Termination of Agreement Order No. 20070105.006.S.002 effective 12/31/2008.	10-K	10.58	3/3/2009
10.59#	Agreement Order 20070105.006.S.007 for EMBR Program between StarTek, Inc. and AT&T Corp. signed June 15, 2007.	10-Q	10.106	8/8/2007
10.60#	Amendment 20070105.006.S.007.A.001 effective July 14, 2008 between StarTek, Inc. and AT&T Corp.	10-Q	10.17	8/11/2008
10.61#	General Agreement Order 20070105.006.S.008 effective June 19, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.18	8/11/2008
10.62#	General Agreement Order 20070105.006.S.009 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.19	8/11/2008
10.63#	General Agreement Order 20070105.006.S.010 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.20	8/11/2008
10.64#	General Agreement Order 20070105.006.S.011 effective June 5, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.21	8/11/2008
10.65#	General Agreement Order 20070105.006.S.012 effective July 10, 2008 by and between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.22	8/11/2008
10.66	Asset Purchase Agreement among StarTek, Inc., Domain.com, Inc. and A. Emmet Stephenson Jr., Inc effective February 25, 2009. The schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.	10-Q	10.1	5/8/2009
10.67	Amendment GASOW-STAR100606-00.A.005 effective April 1, 2009 between StarTek, Inc. and AT&T Mobility LLC.	10-Q	10.2	5/8/2009
10.768	Promissory Note, dated June 26, 2009, between StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.3	7/2/2009
10.769	Business Loan Agreement, dated June 26, 2009, among StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.4	7/2/2009
10.70	Commercial Security Agreement, dated June 26, 2009, among StarTek, Inc., as grantor, StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.5	7/2/2009
10.71	Commercial Security Agreement, dated June 26, 2009, among StarTek USA, Inc., as grantor, StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.6	7/2/2009
10.72	Commercial Security Agreement, dated June 26, 2009, among StarTek Canada Services, Ltd., as grantor, StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.7	7/2/2009
10.73#	Amendment No. 20070105.006.S.012.A.001 effective April 10, 2009 to Agreement No. 20070105.006.S.012 between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.6	7/31/2009
10.74#	Work Order No. 20070105.006.S.014 effective March 1, 2009 pursuant to Master Services Agreement No. 20070105.006.C dated January 26, 2007 between StarTek, Inc. and AT&T Services Inc.	10-Q	10.7	7/31/2009
10.75#	Amendment 2007105.006.S.007.A.002 effective June 30, 2009 to Agreement No. 20070105.006.S.007 between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.8	7/31/2009
10.76	Amendment 20070105.006.A.002 effective April 14, 2009 to Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.9	7/31/2009
10.77#	Amendment 20070105.006.A.003 effective June 24, 2009 to	10-Q	10.10	7/31/2009

	Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc.
10.78	Amendment GASOW-STAR100606-00.A.006 to Work Order GASOW-STAR100606-00 effective as of July 1, 2009 between StarTek USA, Inc. and AT&T Mobility LLC.	10-Q	10.11	7/31/2009
10.79#	Amendment No. 2 to T-Mobile USA, Inc. Services Agreement Call Center Services dated April 1, 2009 between T-Mobile USA, Inc. and StarTek USA, Inc.	10-Q	10.12	7/31/2009
10.80#	Work Order No. 20070105.006.S.013 effective November 30, 2008 pursuant to Master Services Agreement No. 20070105.006.C dated January 26, 2007 between StarTek, Inc. and AT&T Services Inc.	10-Q	10.1	10/30/2009
10.81#	Amendment 2007105.006.S.014.A.001 effective March 1, 2009 to Agreement No. 20070105.006.S.014 between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.2	10/30/2009
10.82*&	Amendment 20080122.003.A.001 effective November 13, 2009 between StarTek, Inc. and AT&T Mobility LLC.
10.83*&	Amendment GASOW-STAR081106-00.S.001.A.001 effective November 13, 2009 between StarTek, Inc. and AT&T Mobility LLC.
10.84*&	Work Order No. 20070105.006.S.016 effective December 9, 2009 pursuant to Master Services Agreement No. 20070105.006.C dated January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-K.
†	Management contract or compensatory plan or arrangement.
#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.
&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission