Form 10-Q
period 2010-03-31
STARTEK INC
filed 2010-05-07
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Common Stock, $0.01 Par Value – 14,907,940 shares as of April 15, 2010.

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

•                  any statements preceded by, followed by or that include the words “may”, “will”, “should”, “seeks”, “believes”, “expects,” “anticipates,” “intends,” “continue,” “estimate,” “plans,” “future,” “targets,” “predicts,” “budgeted,” “projections”, “outlooks”, “attempts”, “is scheduled”, or similar expressions; and

•                  other statements contained herein regarding matters that are not historical facts.

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.  Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$67,410	$70,711
Cost of services	60,274	59,988
Gross profit	7,136	10,723
Selling, general and administrative expenses	10,890	9,692
Impairment losses and restructuring charges	—	6,437
Operating loss	(3,754)	(5,406)
Net interest and other income (expense)	3	(75)
Loss from continuing operations before income taxes	(3,751)	(5,481)
Income tax benefit	(635)	(1,493)
Net loss from continuing operations	(3,116)	(3,988)
Income from discontinued operations, net of tax (including gain on disposal of $6,937 during the three months ended March 31, 2009)	—	4,640
Net (loss) income	$(3,116)	$652

Basic net (loss) income per share from:
Continuing operations	$(0.21)	$(0.27)
Discontinued operations	—	0.31
Net (loss) income	$(0.21)	$0.04

Diluted net (loss) income per share from:
Continuing operations	$(0.21)	$(0.27)
Discontinued operations	—	0.31
Net (loss) income	$(0.21)	$0.04

Weighted average shares outstanding
Basic	14,846	14,753
Diluted	14,846	14,753

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	March 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$27,304	$19,591
Investments	—	500
Trade accounts receivable, net	45,553	50,521
Income tax receivable	627	6,292
Deferred income tax assets	1,720	511
Derivative asset	1,553	628
Prepaid expenses	5,389	5,979
Assets held for sale	1,010	—
Other current assets	1,065	1,384
Total current assets	84,221	85,406

Property, plant and equipment, net	55,910	58,045
Long-term deferred income tax assets	6,730	4,529
Other assets	1,432	1,088
Total assets	$148,293	$149,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,173	$4,884
Accrued liabilities:
Accrued payroll	9,197	9,253
Accrued compensated absences	4,221	4,016
Accrued restructuring costs	837	1,317
Other accrued liabilities	3,270	1,897
Deferred revenue	839	1,019
Deferred income tax liabilities	4,507	1,470
Other current liabilities	641	1,117
Total current liabilities	27,685	24,973

Accrued restructuring charges	2,138	2,663
Deferred rent	2,920	4,144
Other liabilities	526	572
Total liabilities	33,269	32,352

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 14,906,857 and 14,882,990 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	149	149
Additional paid-in capital	67,370	66,699
Accumulated other comprehensive income	3,126	2,373
Retained earnings	44,379	47,495
Total stockholders’ equity	115,024	116,716
Total liabilities and stockholders’ equity	$148,293	$149,068

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net (loss) income	$(3,116)	$652
Income from discontinued operations	—	4,640
Loss from continuing operations	(3,116)	(3,988)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	4,236	4,011
Impairment of property, plant and equipment	2,162	1,756
Non-cash compensation cost	556	465
Deferred income taxes	(653)	746
Other, net	—	(3)
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,073	2,181
Prepaid expenses and other assets	605	449
Accounts payable	(700)	(2,558)
Income taxes, net	5,369	276
Accrued and other liabilities	(1,691)	3,855
Net cash provided by continuing operating activities	11,841	7,190
Cash used in discontinued operating activities	—	(2,335)
Net cash provided by operating activities	11,841	4,855

Investing Activities
Proceeds from disposition of investments available for sale	499	6,530
Purchases of property, plant and equipment	(4,854)	(1,236)
Net cash (used in) provided by continuing investing activities	(4,355)	5,294
Cash provided by discontinued investing activities	—	7,075
Net cash (used in) provided by investing activities	(4,355)	12,369

Financing Activities
Principal payments on borrowings	—	(801)
Principal payments on line of credit	—	(22,236)
Proceeds from line of credit	—	22,236
Proceeds from issuance of common stock	112	53
Principal payments on capital lease obligations	(85)	(17)
Net cash provided by (used in) continuing financing activities	27	(765)
Cash provided by discontinued financing activities	—	—
Net cash provided by (used in) financing activities	27	(765)
Effect of exchange rate changes on cash	200	57
Net increase in cash and cash equivalents	7,713	16,516
Cash and cash equivalents at beginning of period	19,591	9,580
Cash and cash equivalents at end of period	$27,304	$26,096

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$98
Income taxes paid	$62	$269

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three months ended March 31, 2010, are not necessarily indicative of operating results that may be expected during any other interim period of 2010 or the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009, was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications have been made to 2009 information to conform to the 2010 presentation.

Unless otherwise noted in this report, any description of “us” refers to StarTek, Inc. and our subsidiaries.  The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date.  Revenues and expenses are translated at the weighted-average exchange rate during the reporting period.

2.  SEGMENT INFORMATION

We operate within three business segments, U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of March 31, 2010, our U.S. segment included the operations of our eleven facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of one facility in the Philippines and one in Costa Rica.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended March 31,
	2010	2009
Revenue:
United States	$44,703	$49,364
Canada	18,081	19,181
Offshore	4,626	2,166
Total	$67,410	$70,711

Gross profit:
United States	$6,780	$8,797
Canada	1,556	1,746
Offshore	(1,200)	180
Total	$7,136	$10,723

3.  NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2010	2009

Loss from continuing operations	$(3,116)	$(3,988)
Income from discontinued operations, net of tax	—	4,640
Net (loss) income	$(3,116)	$652

Weighted average shares of common stock	14,846	14,753
Dilutive effect of stock options	—	—
Common stock and common stock equivalents	14,846	14,753

Basic net (loss) income per share from:
Continuing operations	$(0.21)	$(0.27)
Discontinued operations	—	0.31
Net (loss) income	$(0.21)	$0.04

Diluted net (loss) income per share from:
Continuing operations	$(0.21)	$(0.27)
Discontinued operations	—	0.31
Net (loss) income	$(0.21)	$0.04

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,192 and 2,165 in the three months ended March 31, 2010 and 2009, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three months ended March 31, 2010, we recorded approximately $2,162 of impairment losses ($2,005 in our U.S. segment and $157 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets which were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  During the three months ended March 31, 2009, we incurred $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets was not recoverable.

Restructuring Charges

We have closed the following facilities, and have recorded restructuring charges related to lease costs and other expenses related to the facility closures.  We record expenses in addition to the initially recognized expense when a change in estimate occurs or to accrete a discounted liability to the amount expected to be paid.  We recognized the liability when it was incurred, instead of upon commitment to a plan.

•                  Regina, Saskatchewan, Canada — February 2009

•                  Victoria, Texas — January 2010

•                  Laramie, Wyoming — January 2010

•                  Thunder Bay, Ontario, Canada — March 2010

The cumulative amount paid as of March 31, 2010 related to the above closures was $214 in our U.S. segment and $1,652 in our Canadian segment.  We expect to incur $330 in our U.S. segment and $3,386 in our Canadian segment (adjusted for the March 31, 2010 Canadian dollar to U.S. dollar exchange rate) relating to the above closures.  We expect completion of the Regina, Victoria, Laramie and Thunder Bay restructuring plans no later than 2013, 2014, 2011 and 2013, respectively; however, it may be earlier or later depending on our ability to sublease the facility or buy-out the lease.  We have made certain assumptions related to our ability to sublease these facilities.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.   During the three months ended March 31, 2010, we recorded a reduction of restructuring charges in the Condensed Consolidated Statements of Operations of $2,047 to adjust the estimated restructuring liability for our Regina, Saskatchewan facility due to a sublease proposal in the first quarter of 2010.  We had previously assumed that we would not be able to sublease the facility.  In addition, we recorded a reduction of restructuring charges of $445 for the reversal of certain deferred rent liabilities for our Thunder Bay closure.  These reductions were offset by $330 for additional restructuring charges related to the Victoria and Laramie location closures. On April 30, 2010, we entered into a sublease agreement for our Thunder Bay, Ontario, Canada facility.  The sublease is effective from July 1, 2010 through the remainder of the lease term.  We assumed a sublease in our estimated restructuring liability for this facility and do not expect to incur material changes to the restructuring liability in future periods as a result of the sublease.

A summary of the activity under the restructuring plans as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

	Facility-Related Costs
	Regina	Thunder Bay	Canada Total	Victoria	Laramie	U.S. Total	Company Total
Balance as of January 1, 2010	$3,980	$—	$3,980	$—	$—	$—	$3,980
Expense	(2,047)	(445)	(2,492)	243	87	330	(2,162)
Payments	(358)	—	(358)	(162)	(52)	(214)	(572)
Reclassification of long-term liability	—	701	701	936	3	939	1,640
Foreign currency translation adjustment	46	43	89	—	—	—	89
Balance as of March 31, 2010	$1,621	$299	$1,920	$1,017	$38	$1,055	$2,975

Assets Held for Sale

We own our facility in Laramie, Wyoming.  We have committed to a plan to sell the assets in this location.  Although we anticipate selling the facility in excess of its book value, no assurance can be given as to how much the facility and its assets will be sold for.

We reclassified these long-lived assets as a current asset held for sale on our Condensed Consolidated Balance Sheet.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facility during the first quarter of 2010 and determined these assets meet all the criteria for an asset held for sale. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.  As of March 31, 2010, the assets are recorded at their net book value of approximately $1,010, as we believe that fair value less the cost to sell the asset is above net book value.

5.  DISCONTINUED OPERATIONS

During the three months ended March 31, 2009, we recorded income from discontinued operations, net of tax, of $4,640 due to the sale of the assets of Domain.com, our then-wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”).  Mr. Stephenson is one of our co-founders, managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involved a related party, the Audit Committee of our Board of Directors considered and approved the transaction.  The assets were sold in exchange for cash of $7,075, which resulted in a gain on the sale of $6,937.  Operating income from Domain.com prior to the sale was $27 and tax expense totaled $2,324, which resulted in $4,640 in income from discontinued operations, net of tax.  The results of operations and cash flows of Domain.com have been reported in the Condensed Consolidated Statements of Operations as discontinued operations.

6.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended
	March 31,
	2010	2009
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	66.9%	64.7%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	18.2%	20.8%

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition.   To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2010.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2010 and others in 2011.  The initial term of our master services agreement covering all AT&T work expired in January 2010.  After the initial term, the agreement automatically renews month-to-month.  We are currently negotiating a new master services agreement.  Until the new agreement is signed, our services provided to AT&T are covered under the existing master services agreement.

Our call center services agreement with T-Mobile became effective as of October 1, 2007 and has an initial term of two years.  After the initial term, the contract automatically renews for one-year periods thereafter, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  Although the initial term of the contract ended on September 30, 2009, the contract automatically renewed for a one-year term which would expire on September 30, 2010.  We are currently negotiating a new contract with T-Mobile.  Until the new agreement is signed, our services provided to T-Mobile are covered under the existing agreement effective October 1, 2007.

We are working diligently to complete negotiation of the new agreements.  However, if we fail to do so, it would have a material adverse effect on our business, results of operations, and financial condition.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.  We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three months ended March 31, 2010 and 2009, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three months ended March 31, 2010, we entered into Canadian dollar forward contracts with UMB Bank for a notional amount of 15,800 Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of March 31, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso or Costa Rican colon relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of March 31, 2010:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN	31,400

The above foreign exchange contracts are to be delivered periodically through December 2010 at a purchase price of approximately $29,376, and as such we expect unrealized gains and losses reported in accumulated other comprehensive income will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2010.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009:

	As of
	March 31, 2010	December 31, 2009
Derivative assets:
Foreign exchange contracts	$1,553	$628

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended				Location of Gain
	March 31, 2010		March 31, 2009		(Loss)
	Gain Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI, net of tax	Loss Reclassified from AOCI into Income	Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$327	$391	$1,327	$(1,652)	Cost of services

8.  FAIR VALUE MEASUREMENTS

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

Restructuring Charges

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three months ended March 31, 2010, we recorded a gain in the Condensed Consolidated Statements of Operations of $2,047 to adjust the estimated restructuring liability for our Regina, Saskatchewan facility due to a sublease proposal that was received by us.  We had previously assumed that we would not be able to sublease the facility.  In addition, during the quarter we closed facilities in Thunder Bay, Ontario, Victoria, Texas and Laramie, Wyoming, which resulted in restructuring (reductions) charges of ($445), $260 and $70, respectively.  The costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreements.  Future cash flows also include estimated property taxes through the remainder of the lease terms, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  In each of the restructuring plans, we made an assumption that we would be able to sublease the facilities prior to the lease expiration based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three months ended March 31, 2010, we recorded approximately $2,162 of impairment losses ($2,005 in our U.S. segment and $157 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets which were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  The fair value of these long-lived assets after the impairment charge was $2,912.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

During the three months ended March 31, 2010, we committed to a plan to sell the assets in our closed Laramie, Wyoming location.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.  As of March 31, 2010, the assets are recorded at their net book value, as the net book value was less than the estimated fair value less costs to sell.  The measurement of the fair value of assets held for sale was based upon our third-party real estate broker’s estimate of fair value using the sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	—	1,553	—	1,553
Total fair value of assets measured on a recurring basis	$—	$1,553	$—	$1,553

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Three Months ended March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$1,010	$1,010
Property, plant and equipment, net	—	—	2,912	2,912
Total fair value of assets measured on a non-recurring basis	$—	$—	$3,922	$3,922

Liabilities:
Accrued restructuring costs	$—	$—	$1,818	$1,818
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$1,818	$1,818

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following represents the components of other comprehensive (loss) income:

	Three Months Ended
	March 31,
	2010	2009
Net (loss) income	$(3,116)	$652
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	181	(88)
Change in fair value of derivative instruments, net of tax	572	44
Comprehensive (loss) income	$(2,363)	$608

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended March 31,
	2010	2009
Accumulated foreign currency translation adjustments:
Beginning balance	$1,979	$1,090
Translation adjustments	351	(140)
Taxes associated with translation adjustments	(170)	52
Ending balance	$2,160	$1,002
Accumulated unrealized derivative gains (losses):
Beginning balance	$394	$(1,444)
Gain (loss) reclassified to earnings, net of tax	245	(1,033)
Change in fair value of cash flow hedges, net of tax	327	1,327
Ending balance	$966	$(1,150)

10.  SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options and restricted stock awards under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan.  Refer to Note 11, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information on our share-based compensation arrangements.   The compensation cost that has been charged against income related to share-based compensation for the three months ended March 31, 2010 and 2009 was $556 and $465, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statement of Operations.  As of March 31, 2010, there was $2,942 of total unrecognized compensation cost related to non-vested stock options and $125 related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.31 and 0.92 years for the stock options and restricted stock awards, respectively.

11.  INCOME TAXES

The quarterly effective tax rate for continuing operations decreased from 27.2% during the three months ended March 31, 2009, to 16.9%, during the three months ended March 31, 2010.  The primary reasons for the decrease in the rate between periods is higher work opportunity credits and a decline related to other permanent items, partially offset by a smaller impact from a change in the Canadian statutory tax rates in 2010 compared to 2009.

Differences between U.S. statutory income tax rates and our effective tax rates for continuing operations for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of Federal benefit)	0.2%	3.2%
Work opportunity credits	(11.9)%	(7.0)%
Effect of change in Canadian tax rate	(3.0)%	(9.5)%
Other, net	(3.4)%	5.5%
Total	16.9%	27.2%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) Offshore.  As of March 31, 2010, our U.S. segment included the operations of our eleven facilities in the U.S.; our Canada segment included the operations of our five facilities in Canada; and our Offshore segment included the operations of one facility in the Philippines and one in Costa Rica.  As of March 31, 2009, there were thirteen, five and one operating centers in the U.S., Canada and Offshore segments, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Overall economic conditions have impacted the telecommunications industry and our clients.  We have continued to notice a downturn in this sector which adversely affected our results in the first quarter of 2010.  The growth in wireless subscribers appears to be slowing.  We observed lower call volumes in the first quarter of 2010 compared to the fourth quarter of 2009 from our second largest customer and from our largest customer late in the first quarter, which adversely affected our results.  We expect call volumes to continue to decline throughout the remainder of 2010.  The industry slowdown has impacted our customers and in response to this, we have observed a greater focus on cutting costs by them.  In order to reduce their costs, customers are concentrated on 1) shifting a larger portion of their customer care offshore, 2) increasing their use of outsourced providers and 3) decreasing the number of agents handling calls.  In addition, the telecommunications space continues to shift away from traditional “wireline”, or land telephone services, to wireless as many consumers disconnect their home telephone lines in favor of using wireless devices, leading to lower call volumes among wireline clients.  These telecommunications industry trends could adversely impact our financial results for the remainder of 2010; however, the shift toward outsourced and offshore providers could positively impact our business.  Given that over 95% of our revenue is concentrated in the telecommunications industry, the speed and intensity in which these trends develop could adversely affect our business.  Our strategy includes expanding into other vertical markets, including healthcare, insurance and technology, to diversify our client base and reduce our exposure to the risks relating to the telecommunications industry, and expanding our offshore platform to keep pace with the anticipated higher demand for those services.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2010

New Facilities

One component of our strategy is to expand our global delivery platform by growing offshore and near-shore.  Management believes that expansion into international locations will broaden our service delivery platform and build our competitive advantage.  As part of this strategy, during the three months ended March 31, 2010 we:

•                  Entered into a lease agreement for the rental of a facility in Ortigas, Philippines.  Management decided to open this second facility in the Philippines based upon the client demand experienced with our first facility, which opened in 2008.  We have found that our customers are interested in this lower cost alternative.   The lease has an initial term of five years with a tenant option for an additional five years.  The facility is approximately 158,500 square feet and opened for operations in April 2010.  Total lease commitments for the rental of this facility are approximately $5.8 million over the initial term of the lease.

•                  Opened our first facility in Costa Rica in March 2010.   Management chose Costa Rica for its large, well-educated bilingual talent pool and good business climate.  The facility is located in Heredia, Costa Rica and is approximately 37,000 square feet.

Site Closures

We endeavor to achieve site optimization at all of our locations by routinely evaluating site performance.  As lease terms expire, or if local economic conditions, prevailing wage rates, or other factors negatively impact the long-term financial viability of a location, management will from time to time make the decision to close a facility.  In connection with these site optimization efforts, management made the decision to close the following sites during the first quarter of 2010:

•                  In January 2010, we closed our facility in Laramie, Wyoming.  The closure resulted in approximately $0.8 million less revenue during the first quarter of 2010 compared to the first quarter of 2009, and decreased gross profit by $0.1 million, compared to the first quarter of 2009.  We have transitioned the work either to StarTek’s @Home platform, whereby agents work from their homes, or our Greeley, Colorado facility.  We incurred restructuring and impairment charges of approximately $0.1 million.  We own our facility in Laramie, Wyoming and have committed to a plan to sell the assets in this location.  Therefore, we reclassified these long-lived assets as a current asset held for sale on our Condensed Consolidated Balance Sheet.

•                  In January 2010, we closed our facility in Victoria, Texas.  The closure was driven by the loss of a client program, resulting from lower call volumes from our second largest client.  The closure resulted in approximately $2.3 million less revenue during the first quarter of 2010 compared to the first quarter of 2009, and increased gross profit by $0.3 million, compared to the first quarter of 2009, due to negative gross profit at this facility in 2009.  We incurred restructuring and impairment charges of approximately $2.3 million during the three months ended March 31, 2010.  We are currently in negotiations and intend to sublease the facility.

•                  In March 2010, we closed our Thunder Bay, Ontario, Canada location.  The closure in Thunder Bay was driven by market conditions, namely recruiting challenges in this location, which negatively impacted the profitability of the location and led to management’s determination that it was in our long-term interest to close the location.  We recorded approximately $1.7 million in impairment losses during 2009 related to assets held at this facility because the carrying value of those assets was not recoverable.  We recorded an offset to restructuring and impairment charges of approximately $0.3 million in the three months ended March 31, 2010 for the reversal of certain deferred rent liabilities, partially offset by additional impairment and restructuring charges.  On April 30, 2010, we entered into a sublease agreement for our Thunder Bay, Ontario, Canada facility.  The sublease is effective from July 1, 2010 through the remainder of the lease term.  We assumed a sublease in our estimated restructuring liability for this facility and do not expect to incur material changes to the restructuring liability in future periods as a result of the sublease.  The closure resulted in approximately $0.5 million less revenue during the first quarter of 2010 compared to 2009, and increased gross profit by $0.2 million, compared to the first quarter of 2009, due to negative gross profit at this facility in 2009.

•                  During the three months ended March 31, 2010, we recorded a reduction of restructuring charges in the Condensed Consolidated Statements of Operations of $2.0 million to adjust the estimated restructuring liability for our Regina, Saskatchewan facility, which closed in February 2009, due to a sublease proposal.  We had previously assumed that we would not be able to sublease the facility.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended March 31, 2010	% of Revenue	Three Months Ended March 31, 2009	% of Revenue	% Change Q1 2009 to Q1 2010
Revenue	$67,410	100.0%	$70,711	100.0%	-4.7%
Cost of services	60,274	89.4%	59,988	84.8%	0.5%
Gross profit	7,136	10.6%	10,723	15.2%	-33.5%
Selling, general and administrative expenses	10,890	16.2%	9,692	13.7%	12.4%
Impairment losses and restructuring charges	—	0.0%	6,437	9.1%	-100.0%
Operating loss	(3,754)	-5.6%	(5,406)	-7.6%	NM
Net interest and other income (expense)	3	0.0%	(75)	-0.1%	NM
Loss from continuing operations before income taxes	(3,751)	-5.6%	(5,481)	-7.7%	NM
Income tax benefit	(635)	0.7%	(1,493)	-2.1%	NM
Loss from continuing operations	(3,116)	-4.6%	(3,988)	-5.6%	NM
Income from discontinued operations, net of tax	—	0.0%	4,640	6.5%	-100.0%
Net (loss) income	$(3,116)	-4.6%	$652	0.9%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2010		2009
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$44,703	66.3%	$49,364	69.8%
Cost of services	37,923	62.9%	40,567	67.6%
Gross profit	$6,780	95.0%	$8,797	82.0%
Gross profit %	15.2%		17.8%

Canada:
Revenue	$18,081	26.8%	$19,181	27.1%
Cost of services	16,525	27.4%	17,435	29.1%
Gross profit	$1,556	21.8%	$1,746	16.3%
Gross profit %	8.6%		9.1%

Offshore:
Revenue	$4,626	6.9%	$2,166	3.1%
Cost of services	5,826	9.7%	1,986	3.3%
Gross profit	$(1,200)	-16.8%	$180	1.7%
Gross profit %	-25.9%		8.3%

Revenue

Revenue decreased by $3.3 million, or 4.7%, from $70.7 million in the first quarter of 2009 to $67.4 million in the first quarter of 2010.  The decrease was driven by a $4.7 million decline in revenue in our U.S. segment. Of this decrease, $3.1 million was from two sites that closed in the first quarter of 2010 (Victoria, Texas and Laramie, Wyoming).  Revenue declined approximately $1.6 million among our other sites driven by a decline in call volumes from telecommunications clients serving the traditional “wireline” or land telephone services.  Revenue in our Canadian segment declined by $1.1 million in the first quarter of 2010 compared to the first quarter of 2009.  The decrease was driven by the closure of our Regina, Saskatchewan facility in February 2009, which had contributed $0.9 million in revenue in 2009, and the closure of our Thunder Bay, Ontario facility in March 2010, which caused a decline in revenue in the first quarter of 2010 of approximately $0.5 million as compared to the first quarter of 2009.  The decline in revenue in our Canadian segment was partially offset by an increase in revenue of $0.3 million driven by an increase in full-time equivalent agents in our other Canadian locations in the first quarter of 2010 compared to the first quarter of 2009.  Revenue from our Offshore segment increased by $2.4 million from $2.2 million in the first quarter of 2009 to $4.6 million in the first quarter of 2010, resulting from new business launched at our site in Makati City, Philippines.

Cost of Services and Gross Profit

Cost of services increased by $0.3 million, or 0.5%, from $60.0 million in the first quarter of 2009 to $60.3 million in the first quarter of 2010.  Cost of services in the U.S. decreased by approximately $2.6 million.  Gross profit as a percentage of revenue in the U.S. decreased from 17.8% in the first quarter of 2009 to 15.2% in the first quarter of 2010.  The decrease in cost of services in the U.S. was driven by a $3.0 million decline related to the two site closures in the first quarter of 2010, as discussed above, as well as a reduction in full-time equivalent agents due to the lower call volumes from our telecommunications clients serving the traditional “wireline” or land telephone services, described above.  This was partially offset by higher cost of services of approximately $1.2 million due to higher costs associated with investments in technology solutions for a new client signed in 2009.   Cost of services in Canada declined by $0.9 million in the first quarter of 2010 from the first quarter of 2009, of which $1.9 million was due to the closure of the facilities in Regina, Saskatchewan and Thunder Bay, Ontario.   This was partially offset by an increase to cost of services of $0.5 million due to declines in the Canadian to U.S. dollar exchange rate.  Cost of services for our Offshore segment increased by approximately $3.8 million due to a $2.9 million increase in the first quarter of 2010 from the first quarter of 2009 in the Philippines related to higher full-time equivalent agents period over period and $0.8 million related to the opening of our Costa Rica location in March 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.2 million, or 12.4%, from $9.7 million in the first quarter of 2009 to $10.9 million in the first quarter of 2010.  As a percentage of revenue, selling, general and administrative expenses increased from 13.7% to 16.2% period over period.  The increase was driven by an increase of $1.3 million in payroll expense primarily related to international expansion and information systems.  Depreciation expense increased by $0.3 million due to capital expenditures over the period.  These increases were partially offset by a decline in bonus expense of $0.4 million.

Impairment Losses and Restructuring Charges

During the three months ended March 31, 2010, we recorded approximately $2.2 million of impairment losses ($2.0 million in our U.S. segment and $0.2 million in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  During the three months ended March 31, 2009, we incurred $1.8 million of impairment losses in our Canadian segment.

The impairment losses were offset by $2.2 million in income from adjustments to our restructuring plans in the first quarter of 2010.  We recorded a reduction of restructuring charges of $2.0 million to adjust the estimated restructuring liability for our Regina, Saskatchewan facility that closed in February 2009 due to a sublease proposal received in the first quarter of 2010.  We had previously assumed that we would not be able to sublease the facility.  In addition, we recorded a reduction of restructuring charges of $0.4 million for the reversal of certain deferred rent liabilities for our Thunder Bay closure.  These reductions were offset by $0.2 million for additional restructuring charges related to the Victoria and Laramie location closures.  Restructuring charges were $4.7 million in the first quarter of 2009 due to the Regina closure.

Operating Loss

We had an operating loss of $3.8 million in the first quarter of 2010 and $5.4 million in the first quarter of 2009.  Operating loss as a percentage of revenue was (5.6%) for the first quarter of 2010 compared to (7.6%) for the first quarter of 2009.  The decrease in the loss was primarily due to lower impairment and restructuring charges, offset by lower revenue and higher selling, general and administrative expenses, as discussed previously.

Income Tax

The quarterly effective tax rate for continuing operations decreased from 27.2% during the three months ended March 31, 2009, to 16.9% during the three months ended March 31, 2010.  The primary reasons for the decrease in the rate period over period are higher work opportunity credits and a decline related to other permanent items, partially offset by a smaller impact from a change in the Canadian statutory tax rates in the first quarter of 2010 compared to the first quarter of 2009.

Income from Discontinued Operations, net of tax

Income from discontinued operations was $0 during the first quarter of 2010 and approximately $4.6 million during the first quarter of 2009.  The income from discontinued operations in the first quarter of 2009 was due to the sale of Domain.com, a wholly-owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of approximately $2.3 million.

Net (Loss) Income

Net loss was $3.1 million for the first quarter of 2010 compared to net income of approximately $0.7 million during the first quarter of 2009.  The decrease in net income was primarily due to lower revenue, higher selling, general and administrative expenses, the absence of income from discontinued operations and a lower income tax benefit, partially offset by the lower impairment and restructuring charges, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, working capital totaled $56.5 million and our current ratio was 3.04:1, compared to working capital of $60.4 million and a current ratio of 3.42:1 at December 31, 2009.

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

We expect to be able to renew our existing line of credit or replace it with other financing arrangements when that line of credit expires on August 1, 2010.  If we are unable to renew the line of credit or are unable to secure alternative sources of capital funding under satisfactory terms, or at all, we may be unable to meet cash needs required for ongoing operating activities and growth opportunities.  Any significant future expansion of our business may require us to secure additional cash resources.  If we enter into an acquisition, it may require us to use our cash, draw on our line of credit or obtain additional financing, which could decrease cash available for operations.  The current poor conditions of the U.S. credit markets may adversely impact our ability to obtain financing and could significantly impact our liquidity.  A decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully herein and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.  During the three months ended March 31, 2010 and 2009 we used $0 and $22.2 million on the line of credit, respectively, for regular operating activities.  During the three months ended March 31, 2010 and 2009, we re-paid $0 and $22.2 million, respectively, on the line of credit and there was no balance outstanding as of March 31, 2010.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,841	$4,855
Investing activities	(4,355)	12,369
Financing activities	27	(765)
Effect of foreign exchange rates on cash	200	57
Net increase in cash and cash equivalents	$7,713	$16,516

Our balance of cash and cash equivalents was $27.3 million at March 31, 2010, compared to a balance of $19.6 million at December 31, 2009.

Operating Activities.  Net cash provided by operating activities increased $7.0 million from $4.9 million for the three months ended March 31, 2009 to $11.8 million for the three months ended March 31, 2010.  Net cash provided by operating activities from continuing operations was $11.8 million for the three months ended March 31, 2010.  The increase of $4.7 million in cash provided by operating activities from continuing operations was driven by the following increases:  1) a $5.0 million decrease in our income tax receivable period over period due to a large income tax refund collected in the first quarter of 2010, 2) $2.9 million of higher collections of accounts receivable period over period due to the timing of collections of large billings and 3) $1.9 million in higher accounts payable in the first quarter of 2010 compared to the first quarter of 2009 due primarily to more capital expenditures in the period.  These increases to cash provided by operating activities from continuing operations were partially offset by a $5.5 million decrease in the change in accrued liabilities in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to fewer restructuring costs in the first quarter of 2010, compared to the first quarter of 2009.

Investing Activities.  Net cash used in investing activities was $4.4 million in the first quarter of 2010 compared to cash provided by investing activities of $12.4 million in the first quarter of 2009.  The decrease was due to 1) the absence of proceeds from the sale of Domain.com of $7.1 million that was recorded in the first quarter of 2009, 2) a $6.0 million decrease in the proceeds from the sale of investments and 3) an increase of $3.6 million in purchases of property, plant and equipment due to new site openings in Costa Rica in the first quarter of 2010 and the Philippines in April 2010.

Financing Activities.  Net cash used in financing activities was $0.8 million for the first quarter of 2009, compared to less than $0.1 million for the first quarter of 2010.  The decline was due to the absence of payments on long-term debt which were $0.8 million in the first quarter of 2009.  We paid off our long-term debt during the second quarter of 2009.

Contractual Obligations.  Other than operating and capital leases for certain equipment, real estate and leases and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations.  We maintain a $15 million revolving line of credit with UMB Bank Colorado, N.A. which we use to finance regular, short-term operating expenses.  The line of credit expires on August 1, 2010.  We expect to renew the line of credit or replace it with other financing when this line of credit expires.  During the three months ended March 31, 2010 and 2009 we used $0 and $22.2 million on the line of credit, respectively, for regular operating activities.  During the three months ended March 31, 2010 and 2009, we re-paid $0 and $22.2 million, respectively.  There was no balance outstanding on the line of credit as of March 31, 2010.  As of March 31, 2010, we were in compliance with our debt covenants.

In January 2010, we entered into a lease agreement for the rental of a facility in Ortigas, Philippines.  The lease has an initial term of five years with a tenant option for an additional five years.  The facility is approximately 158,500 square feet and opened in April 2010.  Total lease commitments for the rental of this facility are approximately $5.8 million over the initial term of the lease.

During the three months ended March 31, 2010, there were no other material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2009, see Item 7 “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 6, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2010.  Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these risks.

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

Our critical accounting policies and estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, for a complete description of our Critical Accounting Policies and Estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates.  This information should be read in conjunction with information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the interim Unaudited Condensed Consolidated Financial Statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents.  We currently have a $15 million unsecured revolving line of credit.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  As of March 31, 2010, there was no amount outstanding on the line of credit.  If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  Our Canadian and Philippine subsidiaries’ functional currencies are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominate in U.S. dollars.  During the first quarter of 2010, we entered into Canadian dollar forward contracts for a notional amount of 15.8 million to hedge our foreign currency risk with respect to labor costs in Canada.  As of

March 31, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Philippine peso or Costa Rican colon relative to the U.S. dollar.  As of March 31, 2010, we had contracted to purchase 31.4 million Canadian dollars to be delivered periodically through December 2010 at a purchase price of approximately $29.4 million.

During the three months ended March 31, 2010, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2009, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Also, refer to Part II, Item IA. “Risk Factors” in this Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K, except for the additions and modifications reflected in the risk factors below.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business.  Over 95% of our revenue in 2009 was concentrated in the telecommunications industry.  We experienced lower call volumes in the first quarter of 2010 from our customers in the wire-line business and from our wireless customers which adversely affected our results.  Our business and growth is largely dependent on continued demand for our services from clients in this industry, and other industries that we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries that we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.  A general and continuing economic downturn in other industries may result in excess capacity of contact center services in those industries, which could attract clients in the telecommunications industry or in other industries that we target. If this happens, it could adversely affect our business, results of operations, growth prospects, and financial condition.

Our operations in Canada, the Philippines and Costa Rica subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business in Canada, we are exposed to market risk from changes in the value of the Canadian dollar. For the smaller portion of our business that we conduct in the Philippines and Costa Rica, we are exposed to market risk from changes in the value of the Philippine peso and Costa Rican colon.  Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations, and therefore may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, but the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars, Philippine pesos and to a lesser extent, the Costa Rican colon.  Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso or Costa Rican colon exchange rates can cause significant fluctuations in our results of operations.  During the first quarter of 2010, we engaged in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar.  During the first quarter of 2010, we did not enter into hedging agreements for the Philippine peso or Costa Rican colon.  We may participate in hedging activities in the future relating to the Canadian dollar, Philippine peso and Costa Rican colon. However, currency hedges do not, and will not, eliminate our exposure to fluctuations in the currencies.  In the past few years, there have been large fluctuations in the value of the U.S. dollar against the value of the Canadian dollar.  If the U.S. dollar weakens against the value of the Canadian dollar, it would increase our costs and adversely affect our results from operations.  Likewise, increases in the value of the Philippine peso or Costa Rican colon, or currencies in other foreign markets in which we may operate, in relation to the value of the U.S. dollar, would further increase our costs and adversely affect our results of operations.

We face risks inherent in conducting business outside of North America.

Our operations in Canada accounted for 26.8% and 27.1% of our revenue for the three months ended March 31, 2010 and 2009, respectively.  Our operations in the Philippines and Costa Rica accounted for 6.9% and 3.1% of our revenue for the three months ended March 31, 2010 and 2009, respectively.  We also opened our second facility in the Philippines in April 2010.  An important component of our growth strategy is continued international expansion.  There are risks inherent in conducting business internationally, including but not limited to:

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

Various other risk factors described in our 2009 Annual Report on Form 10-K may be exacerbated with regard to international operations, especially in countries where we do not have well-established operations.  Such risks include those related to the need to retain key management personnel, the inability to hire and retain qualified employees, increases in operating costs, facility capacity utilization, management of growth and costs related to growth, geopolitical military conditions, interruptions to our business, and the quality and cost of telephone and data services infrastructure.

Our lack of a significant international presence outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

Although we currently conduct operations in Canada, the Philippines and Costa Rica, we do not have a significant international presence. Our lack of significant international operations outside of North America could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. Our lack of a significant international presence outside of North America may also limit our ability to gain new clients who may require business process service providers to have this flexibility.

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

STARTEK, INC.

(REGISTRANT)

By:	/s/A. LAURENCE JONES	Date: May 7, 2010
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: May 7, 2010
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Restated Bylaws of StarTek, Inc.	8-K	3.2	8/2/2007

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1*&	Amendment 20080122.003.A.003 effective March 16, 2010 to Agreement No. 20080122.003.C between StarTek, Inc. and AT&T Mobility LLC.

10.2*&	Amendment 20070105.006.S.008.A.001 effective March 25, 2010 to Agreement No. 20070105.006.S.008 between StarTek, Inc. and AT&T Services, Inc.

10.3*&	Amendment 20070105.006.S.009.A.001 effective March 25, 2010 to Agreement No. 20070105.006.S.009 between StarTek, Inc. and AT&T Services, Inc.

10.4*&	Amendment 20070105.006.S.010.A.001 effective March 25, 2010 to Agreement No. 20070105.006.S.010 between StarTek, Inc. and AT&T Services, Inc.

10.5*&	Amendment 20070105.006.S.011.A.001 effective March 25, 2010 to Agreement No. 20070105.006.S.011 between StarTek, Inc. and AT&T Services, Inc.

10.6*	Separation Agreement by and between StarTek, Inc. and John J. Damian.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.