Form 10-Q
period 2010-06-30
STARTEK INC
filed 2010-07-30
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Common Stock, $0.01 Par Value — 15,071,468 shares as of July 15, 2010.

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

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$67,676	$73,290	$135,086	$144,001
Cost of services	60,041	60,161	120,315	120,149
Gross profit	7,635	13,129	14,771	23,852
Selling, general and administrative expenses	10,268	10,889	21,158	20,581
Impairment losses and restructuring charges	764	—	764	6,437
Operating (loss) income	(3,397)	2,240	(7,151)	(3,166)
Net interest and other income (expense)	211	(103)	214	(178)
(Loss) income from continuing operations before income taxes	(3,186)	2,137	(6,937)	(3,344)
Income tax expense (benefit)	2,037	810	1,402	(683)
Net (loss) income from continuing operations	(5,223)	1,327	(8,339)	(2,661)
Income from discontinued operations, net of tax	—	—	—	4,640
Net (loss) income	$(5,223)	$1,327	$(8,339)	$1,979

Basic net (loss) income per share from:
Continuing operations	$(0.35)	$0.09	$(0.56)	$(0.18)
Discontinued operations	—	—	—	0.31
Net (loss) income	$(0.35)	$0.09	$(0.56)	$0.13

Diluted net (loss) income per share from:
Continuing operations	$(0.35)	$0.09	$(0.56)	$(0.18)
Discontinued operations	—	—	—	0.31
Net (loss) income	$(0.35)	$0.09	$(0.56)	$0.13

Weighted average shares outstanding
Basic	14,886	14,782	14,866	14,768
Diluted	14,886	14,812	14,866	14,779

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$21,680	$19,591
Investments	—	500
Trade accounts receivable, net	47,015	50,521
Income tax receivable	780	6,292
Deferred income tax assets	163	511
Derivative asset	74	628
Prepaid expenses	4,925	5,979
Assets held for sale	810	—
Other current assets	599	1,384
Total current assets	76,046	85,406

Property, plant and equipment, net	56,456	58,045
Long-term deferred income tax assets	3,022	4,529
Other assets	1,641	1,088
Total assets	$137,165	$149,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,222	$4,884
Accrued liabilities:
Accrued payroll	9,192	9,253
Accrued compensated absences	4,480	4,016
Accrued restructuring costs	934	1,317
Derivative liability	299	—
Other accrued liabilities	1,899	1,897
Deferred revenue	1,025	1,019
Deferred income tax liabilities	1,023	1,470
Other current liabilities	638	1,117
Total current liabilities	23,712	24,973

Accrued restructuring charges	1,485	2,663
Deferred rent	3,040	4,144
Other liabilities	468	572
Total liabilities	28,705	32,352

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,071,468 and 14,882,990 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	151	149
Additional paid-in capital	67,921	66,699
Accumulated other comprehensive income	1,232	2,373
Retained earnings	39,156	47,495
Total stockholders’ equity	108,460	116,716
Total liabilities and stockholders’ equity	$137,165	$149,068

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net (loss) income	$(8,339)	$1,979
Income from discontinued operations	—	4,640
Loss from continuing operations	(8,339)	(2,661)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	8,580	7,798
Impairment of property, plant and equipment	2,613	1,756
Non-cash compensation cost	1,024	937
Deferred income taxes	1,614	1,407
Other, net	(156)	(1)
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,573	(4,316)
Prepaid expenses and other assets	1,227	81
Accounts payable	(50)	(872)
Income taxes, net	5,201	1,172
Accrued and other liabilities	(2,791)	3,558
Net cash provided by continuing operating activities	12,496	8,859
Cash used in discontinued operating activities	—	(2,335)
Net cash provided by operating activities	12,496	6,524

Investing Activities
Proceeds from disposition of investments available for sale	606	8,021
Purchases of property, plant and equipment	(10,496)	(5,032)
Net cash (used in) provided by continuing investing activities	(9,890)	2,989
Cash provided by discontinued investing activities	—	7,075
Net cash (used in) provided by investing activities	(9,890)	10,064

Financing Activities
Principal payments on borrowings	—	(6,855)
Principal payments on line of credit	(1,776)	(22,236)
Proceeds from line of credit	1,776	22,236
Proceeds from issuance of common stock	198	112
Principal payments on capital lease obligations	(105)	(99)
Net cash provided by (used in) continuing financing activities	93	(6,842)
Cash provided by discontinued financing activities	—	—
Net cash provided by (used in) financing activities	93	(6,842)
Effect of exchange rate changes on cash	(610)	501
Net increase in cash and cash equivalents	2,089	10,247
Cash and cash equivalents at beginning of period	19,591	9,580
Cash and cash equivalents at end of period	$21,680	$19,827

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$36	$141
Income taxes paid	$216	$644
Property, plant and equipment acquired or refinanced under long-term debt	$—	$257

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three and six months ended June 30, 2010, are not necessarily indicative of operating results that may be expected during any other interim period of 2010 or the year ending December 31, 2010.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. We adopted ASU No. 2010-06 related to Levels 1 and 2 disclosures effective April 1, 2010, and the adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

2.  SEGMENT INFORMATION

We operate within three business segments, U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of June 30, 2010, our U.S. segment included the operations of our eleven facilities in the U.S.; our Canada segment included the operations of our four facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
United States	$43,391	$52,033	$88,094	$101,397
Canada	16,440	19,232	34,521	38,413
Offshore	7,845	2,025	12,471	4,191
Total	$67,676	$73,290	$135,086	$144,001

Gross profit:
United States	$6,582	$10,085	$13,362	$18,882
Canada	1,581	3,268	3,137	5,014
Offshore	(528)	(224)	(1,728)	(44)
Total	$7,635	$13,129	$14,771	$23,852

3.  NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

(Loss) income from continuing operations	$(5,223)	$1,327	$(8,339)	$(2,661)
Income from discontinued operations, net of tax	—	—	—	4,640
Net (loss) income	$(5,223)	$1,327	$(8,339)	$1,979

Weighted average shares of common stock	14,886	14,782	14,866	14,768
Dilutive effect of stock options	—	30	—	11
Common stock and common stock equivalents	14,886	14,812	14,866	14,779

Basic net (loss) income per share from:
Continuing operations	$(0.35)	$0.09	$(0.56)	$(0.18)
Discontinued operations	—	—	—	0.31
Net (loss) income	$(0.35)	$0.09	$(0.56)	$0.13

Diluted net (loss) income per share from:
Continuing operations	$(0.35)	$0.09	$(0.56)	$(0.18)
Discontinued operations	—	—	—	0.31
Net (loss) income	$(0.35)	$0.09	$(0.56)	$0.13

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,520 and 2,520 in the three and six months ended June 30, 2010, respectively, and 2,214 in the six months ended June 30, 2009, were not included in our calculation due to our net loss from continuing operations during those periods and anti-dilutive securities totaling 2,156 in the three months ended June 30, 2009, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of our common shares during the period.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and six months ended June 30, 2010, we recorded approximately $451 ($200 in our U.S. segment and $251 in our Canadian segment) and $2,613 of impairment losses ($2,205 in our U.S. segment and $408 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  During the three months ended June 30, 2010, the impaired assets in our Canadian location include computer and telephone equipment, furniture and fixtures, leasehold improvements and software for a location we plan to close in November 2010 and the carrying value is not recoverable.    During the three months ended June 30, 2010, the impairment losses in our U.S. segment relate to a reduction in the fair value of our building that is held for sale at our closed Laramie, Wyoming facility.  We have committed to a plan to sell the assets in this location.  During the second quarter of 2010, we received a revised estimate of the selling price, and have reduced the value of the building to fair value or approximately $810.    We reclassified these long-lived assets as a current asset held for sale on our Condensed Consolidated Balance Sheet.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facility during the first six months of 2010 and determined these assets meet all the criteria for an asset held for sale.

During the three months ended June 30, 2009, we incurred $0 of impairment losses and during the six months ended June 30, 2009, we incurred $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets was not recoverable.

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

•                  Regina, Saskatchewan, Canada — February 2009

•                  Victoria, Texas — January 2010

•                  Laramie, Wyoming — January 2010

•                  Thunder Bay, Ontario, Canada — March 2010

The cumulative amount paid as of June 30, 2010 related to the above closures was $321 in our U.S. segment and $1,992 in our Canadian segment.  We expect to incur $387 in our U.S. segment and $4,082 in our Canadian segment (adjusted for the June 30, 2010 Canadian dollar to U.S. dollar exchange rate) relating to the above closures.  In the second quarter of 2010, we entered into a sublease agreement for our Thunder Bay, Ontario, Canada facility, which is effective from July 1, 2010 through the remainder of the lease term.  In July 2010, we entered into a sublease agreement for our Victoria, Texas facility, which is effective August 1, 2010 through the remainder of the lease term.  We assumed a sublease in our estimated restructuring liabilities for Thunder Bay and Victoria and do not expect to incur material changes to the restructuring liabilities in future periods as a result of the subleases.  We expect completion of the Regina and Laramie restructuring plans no later than 2013and 2011, respectively; however, it may be earlier or later depending on our ability to sublease the facility or buy-out the lease.  We have made certain assumptions related to our ability to sublease these facilities.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

	Facility-Related Costs
	Regina	Thunder Bay	Canada Total	Victoria	Laramie	U.S. Total	Company Total
Balance as of January 1, 2010	$3,980	$—	$3,980	$—	$—	$—	$3,980
Expense	(1,802)	(422)	(2,224)	288	87	375	(1,849)
Payments	(698)	(332)	(1,030)	(281)	(40)	(321)	(1,351)
Reclassification of long-term liability	—	701	701	936	3	939	1,640
Foreign currency translation adjustment	(54)	53	(1)	—	—	—	(1)
Balance as of June 30, 2010	$1,426	$—	$1,426	$943	$50	$993	$2,419

5.  DISCONTINUED OPERATIONS

During the six months ended June 30, 2009, we recorded income from discontinued operations, net of tax, of $4,640 due to the sale of the assets of Domain.com, our then-wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”).  Mr. Stephenson is one of our co-founders, managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involved a related party, the Audit Committee of our Board of Directors considered and approved the transaction.  The assets were sold in exchange for cash of $7,075, which resulted in a gain on the sale of $6,937.  Operating income from Domain.com prior to the sale was $27 and tax expense totaled $2,324, which resulted in $4,640 in income from discontinued operations, net of tax.  The results of operations and cash flows of Domain.com have been reported in the Condensed Consolidated Statements of Operations as discontinued operations.

6.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	68.5%	64.2%	67.7%	64.5%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	16.8%	22.0%	17.5%	21.4%

The loss of a principal client and/or changes in timing or termination of a principal client’s product launch, volume delivery or service offering would have a material adverse effect on our business, revenue, operating results, and financial condition.   To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2010.

In July 2010, we executed agreements with AT&T to ramp-down certain wireline services that we provide them.  Approximately 260 (not in thousands) full-time equivalent agent positions in two of our U.S. sites will be eliminated over the next nine months as business declines.  If we are unable to replace these positions with other work, our utilization at the two sites may be negatively affected.  We are currently exploring opportunities to fill the capacity in these sites.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2010 and others in 2011.  We have negotiated extended terms for several contracts that were set to expire during the first six months of 2010.  The initial term of our master services agreement covering all AT&T work expired in January 2010.  After the initial term, the agreement automatically renews month-to-month.  We are currently negotiating a new master services agreement.  Until the new agreement is signed, our services provided to AT&T are covered under the existing master services agreement.

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

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.  We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three and six months ended June 30, 2010 and 2009, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three and six months ended June 30, 2010, we entered into Canadian dollar forward contracts with UMB Bank for a notional amount of 13,800 and 29,600 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the three and six months ended June 30, 2010, we entered into non-deliverable forward contracts with respect to the Philippine peso with UMB Bank for a notional amount of 322,000 and 322,000 Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of June 30, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of June 30, 2010:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN 29,600
Foreign exchange contracts	Philippine peso	PHP 246,000

The above Canadian dollar foreign exchange contracts are to be delivered periodically through December 2010 at a purchase price of approximately $28,066, and the above Philippine peso foreign exchange contracts are to be delivered periodically through September 2010 at a purchase price of approximately $5,285, and as such we expect unrealized gains and losses reported in AOCI will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2010.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:

	As of
	June 30, 2010	December 31, 2009
Derivative assets:
Foreign exchange contracts	$74	$628

Derivative liabilities:
Foreign exchange contracts	$299	$—

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30, 2010		June 30, 2009
	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(1,727)	$480	$1,699	$23	Cost of services

	Six Months Ended
	June 30, 2010		June 30, 2009
	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI, net of tax	Loss Reclassified from AOCI into Income	Location of Loss Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(1,400)	$871	$3,026	$(1,629)	Cost of services

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

Restructuring Charges

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the first half of 2010 we closed facilities in Thunder Bay, Ontario, Victoria, Texas and Laramie, Wyoming.  In February 2009, we closed our facility in Regina, Saskatchewan.  We estimated the fair value of our restructuring charges using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreements.  Future cash flows also include estimated property taxes through the remainder of the lease terms, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  In each of the restructuring plans, we made an assumption that we would be able to sublease the facilities prior to the lease expiration based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three and six months ended June 30, 2010, we recorded approximately $451 ($200 in our U.S. segment and $251 in our Canadian segment) and $2,613 of impairment losses ($2,205 in our U.S. segment and $408 in our Canadian segment), due to the impairment of certain long-lived assets.  The long-lived assets primarily include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets which were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  The fair value of these long-lived assets after the impairment charge was $243 for the assets impaired during the three months ended June 30, 2010 and $3,155 for the assets impaired during the six months ended June 30, 2010.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Included in impairment losses during the three months ended June 30, 2010, is $200 related to a change in estimated fair value of the building in our Laramie, Wyoming location which we have classified as held for sale.  During the six months ended June 30, 2010, we committed to a plan to sell the assets in this closed location.  The measurement of the fair value of the building was based upon our third-party real estate broker’s estimate of fair value using the sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$74	$—	$74
Total fair value of assets measured on a recurring basis	$—	$74	$—	$74

Liabilities:
Foreign exchange contracts	$—	$299	$—	$299
Total fair value of liabilities measured on a recurring basis	$—	$299	$—	$299

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Six Months ended June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$810	$810
Property, plant and equipment, net	—	—	3,155	3,155
Total fair value of assets measured on a non-recurring basis	$—	$—	$3,965	$3,965

Liabilities:
Accrued restructuring costs	$—	$—	$2,587	$2,587
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,587	$2,587

9.  DEBT

On July 28, 2010, we entered into a business loan agreement and a promissory note (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) to renew our $15 million secured revolving line of credit.  The Agreement is effective August 1, 2010 through August 1, 2011 and replaces our $15 million secured revolving line of credit with UMB Bank which will expire by its terms on August 1, 2010.  There was no balance outstanding on the line of credit as of June 30, 2010.

Borrowings under the Agreement bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under the Agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $100 million, 3) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following represents the components of other comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(5,223)	$1,327	$(8,339)	$1,979
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(467)	224	(286)	136
Change in fair value of derivative instruments, net of tax	(1,427)	1,713	(855)	2,007
Comprehensive (loss) income	$(7,117)	$3,264	$(9,480)	$4,122

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accumulated foreign currency translation adjustments:
Beginning balance	$2,160	$1,002	$1,979	$1,090
Translation adjustments	(600)	358	(249)	218
Taxes associated with translation adjustments	133	(134)	(37)	(82)
Ending balance	$1,693	$1,226	$1,693	$1,226
Accumulated unrealized derivative gains (losses) :
Beginning balance	$966	$(1,150)	$394	$(1,444)
Gain (loss) reclassified to earnings, net of tax	300	14	545	(1,019)
Change in fair value of cash flow hedges, net of tax	(1,727)	1,699	(1,400)	3,026
Ending balance	$(461)	$563	$(461)	$563

11.  SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options and restricted stock awards under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan.  Refer to Note 11, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information on our share-based compensation arrangements.   The compensation cost that has been charged against income related to share-based compensation for the three months ended June 30, 2010 and 2009 was $468 and $472, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statement of Operations.  The compensation cost that has been charged against income related to share-based compensation for the six months ended June 30, 2010 and 2009 was $1,024 and $937, respectively.  As of June 30, 2010, there was $3,300 of total unrecognized compensation cost related to non-vested stock options and $698 related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.5 years and 2.1 years for the stock options and restricted stock awards, respectively.

12.  INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, we consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected fiscal year 2010 U.S. pre-tax loss, we recorded a valuation allowance against our U.S. net deferred tax assets which increased tax expense by $4,244 and $4,244 during the three and six months ended June 30, 2010, respectively.  The valuation allowance for deferred tax assets as of June 30, 2010 was $4,660.  No valuation allowance was recorded as of December 31, 2009.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

13.  SUBSEQUENT EVENT

On July 28, 2010, we entered into an Agreement with UMB Bank for a $15 million secured revolving line of credit for one year from August 1, 2010 to August 1, 2011. This credit facility replaced our previous secured revolving line of credit with UMB Bank.

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

•                  grow our existing client base by deepening and broadening our relationships,

•                  add new clients and continue to diversify our client base,

•                  improve the profitability of our business through operational improvements and securing higher margin business,

•                  achieve site optimization at our facilities and close facilities that are not financially viable long-term,

•                  expand our global delivery platform by growing internationally in Asia and Latin America,

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

We operate within three business segments; U.S., Canada and Offshore.  The business segments align with the regions in which our services are rendered.  As of June 30, 2010, our U.S. segment included the operations of our eleven facilities in the U.S.; our Canada segment included the operations of our four facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  As of June 30, 2009, there were thirteen, five and one facilities in the U.S., Canada and Offshore segments, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Overall economic conditions have impacted the telecommunications industry and our clients.  We have continued to notice a downturn in this sector which adversely affected our results in the first half of 2010.  The growth in wireless subscribers appears to be slowing and our clients serving traditional “wireline,” or landline telephone services, are experiencing decreased demand.  We observed lower call volumes in our North American facilities in the first half of 2010 from our two largest customers compared to the comparable periods in 2009, which adversely affected our results.  We expect North American call volumes to continue to decline throughout the remainder of 2010.  However, in the first half of 2010, we have seen strong demand for our Offshore call center services, primarily in the Philippines, which we expect to continue.

In response to overall economic conditions and the industry slowdown, we have observed a greater focus on cutting costs by our customers.  The cost cutting by our customers impacted us during the second quarter of 2010 when AT&T decided to ramp down a majority of its wireline business with us.  Approximately 260 full-time equivalent agent positions in two of our U.S. sites will be eliminated over the next nine months as the business declines.  If we are unable to replace these positions with other work, our utilization at the two impacted sites may be negatively affected.  We are currently in discussions with an existing customer to fill the capacity at one of these sites and are exploring opportunities to sell business in the other site to new or existing customers.

We have observed that in order to reduce their costs, customers are concentrated on 1) shifting a larger portion of their customer care offshore, 2) increasing their use of outsourced providers and 3) decreasing the number of agents handling calls.  In addition, the telecommunications space continues to shift away from wireline services, to wireless services as many consumers disconnect their home telephone lines in favor of using wireless devices, leading to lower call volumes among wireline clients.  These telecommunications industry trends could adversely impact our financial results for the remainder of 2010; however, the shift toward outsourced and offshore providers could positively impact our business because of our increased presence in Costa Rica and the Philippines.  Given that over 95% of our revenue is concentrated in the telecommunications industry, the speed and intensity in which these trends develop could adversely affect our business.  Our strategy includes expanding into other vertical markets, including healthcare, insurance and technology, diversifying our client base in order to reduce our exposure to the risks relating to the telecommunications industry, and expanding our offshore platform to keep pace with the anticipated higher demand for those services.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2010

New Facilities

One component of our strategy is to expand our global delivery platform by growing offshore and near-shore.  Management believes that expansion into international locations will broaden our service delivery platform and build our competitive advantage.  As part of this strategy, during the three months ended June 30, 2010 we opened our second facility in the Philippines in April 2010.  Management decided to open this facility based upon client demand experienced with our first facility, which opened in 2008.  In May 2010, we entered into a lease for additional space in this facility.  The additional space is approximately 65,000 square feet, which brings total available space to approximately 223,500 square feet in this location.  Total lease commitments for the additional space are approximately $4.1 million over the initial term of the lease, or approximately five years.

Site Closures

We endeavor to achieve site optimization at all of our locations by routinely evaluating site performance.  As lease terms expire, or if local economic conditions, prevailing wage rates, or other factors negatively impact the long-term financial viability of a location, management will from time to time make the decision to close a facility.  In connection with these site optimization efforts, during the second quarter of 2010 we announced our intention to close our facility in Sarnia, Ontario in November 2010.  We recorded impairment charges of approximately $0.3 million for certain long-lived assets for which the carrying value of those assets is not recoverable.

Income Tax Valuation Allowance

During the second quarter of 2010 we recorded $4.2 million, or $0.29 per share, in income tax expense related to a valuation allowance against U.S. net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected fiscal year 2010 U.S. pre-tax loss, we recorded a valuation allowance against our net deferred tax asset. The recording of a valuation allowance has no impact on cash and does not preclude us from utilizing the full amount of the deferred tax asset in future profitable periods.

Revolving Line of Credit

On July 28, 2010, we entered into an Agreement with UMB Bank to renew our $15 million secured revolving line of credit for one year from August 1, 2010 to August 1, 2011. The terms of the Agreement are consistent with our previous line of credit.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended June 30, 2010	% of Revenue	Three Months Ended June 30, 2009	% of Revenue	% Change Q2 2009 to Q2 2010
Revenue	$67,676	100.0%	$73,290	100.0%	-7.7%
Cost of services	60,041	88.7%	60,161	82.1%	-0.2%
Gross profit	7,635	11.3%	13,129	17.9%	-41.8%
Selling, general and administrative expenses	10,268	15.2%	10,889	14.9%	-5.7%
Impairment losses and restructuring charges	764	1.1%	—	0.0%	100.0%
Operating (loss) income	(3,397)	-5.0%	2,240	3.0%	NM
Net interest and other income (expense)	211	0.3%	(103)	-0.1%	NM
(Loss) income before income taxes	(3,186)	-4.7%	2,137	2.9%	NM
Income tax expense	2,037	3.0%	810	1.1%	NM
Net (loss) income	$(5,223)	-7.7%	$1,327	1.8%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended June 30,
	2010		2009
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$43,391	64.1%	$52,033	71.0%
Cost of services	36,809	61.3%	41,948	69.7%
Gross profit	$6,582	86.2%	$10,085	76.8%
Gross profit %	15.2%		19.4%

Canada:
Revenue	$16,440	24.3%	$19,232	26.2%
Cost of services	14,859	24.8%	15,964	26.6%
Gross profit	$1,581	20.7%	$3,268	24.9%
Gross profit %	9.6%		17.0%

Offshore:
Revenue	$7,845	11.6%	$2,025	2.8%
Cost of services	8,373	13.9%	2,249	3.7%
Gross profit	$(528)	-6.9%	$(224)	-1.7%
Gross profit %	-6.7%		-11.1%

Revenue

Revenue decreased by $5.6 million, or 7.7%, from $73.3 million in the second quarter of 2009 to $67.7 million in the second quarter of 2010.  The decrease was driven by a $8.6 million decline in revenue in our U.S. segment. Of this decrease, $3.7 million is attributable to the closure of two sites in the first quarter of 2010 (Victoria, Texas and Laramie, Wyoming).  Revenue declined approximately $4.9 million among our other sites driven by a decline in call volumes from our second largest client and telecommunications clients serving the traditional “wireline” or land telephone services.  Revenue in our Canadian segment declined by $2.8 million in the second quarter of 2010 compared to the second quarter of 2009.  Of this decrease, $1.2 million is attributable to the closure of our Thunder Bay, Ontario facility in March 2010.  Revenue in the Canadian segment also decreased approximately $1.2 million from the second quarter of 2009 to the second quarter of 2010 from our Sarnia, Ontario location, which we expect to close in November 2010.   Revenue from our Offshore segment increased by $5.8 million, from $2.0 million in the second quarter of 2009 to $7.8 million in the second quarter of 2010.  The increase was due primarily to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, which contributed $3.2 million in revenue.  The remainder was a result of the ramp-up of our Makati, Philippines facility, which contributed $2.6 million in additional revenue in the second quarter of 2010.

Cost of Services and Gross Profit

Cost of services decreased by $0.1 million, or 0.2%, from $60.2 million in the second quarter of 2009 to $60.0 million in the second quarter of 2010.  Cost of services in the U.S. decreased by approximately $5.1 million.  Gross profit as a percentage of revenue in the U.S. decreased from 19.4% in the second quarter of 2009 to 15.2% in the second quarter of 2010.  The decrease in cost of services in the U.S. was driven by a $3.7 million decline related to the two site closures in the first quarter of 2010, as discussed above, as well as a reduction in full-time equivalent agents due to the lower call volumes from our second largest wireless client and wireline telecommunications customers, described above.  Cost of services in Canada declined by $1.1 million in the second quarter of 2010 from the second quarter of 2009, of which $1.2 million was due to the closure of the facility in Thunder Bay, Ontario.   Cost of services for our Offshore segment increased by approximately $6.1 million due to the opening of two new sites in Ortigas, Philippines and Heredia, Costa Rica, and the ramp-up of our Makati, Philippines location, which increased the number of full-time equivalent agents in our Offshore segment from 277 in the second quarter of 2009 to 1,261 in the second quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million, or 5.7%, from $10.9 million in the second quarter of 2009 to $10.3 million in the second quarter of 2010.  The decrease in selling, general and administrative expenses was primarily due to the absence of $0.6 million of expense recorded in the second quarter of 2009 due to an accrual for the settlement of our shareholder lawsuit.  Depreciation expense increased by $0.3 million in the second quarter of 2010 as compared to the second quarter of 2009, due to an increase in the  amount of property, plant and equipment, period over period, which was partially offset by a decline in personnel expense of $0.2 million.  As a percentage of revenue, selling, general and administrative expenses increased from 14.9% to 15.2% period over period.

Impairment Losses and Restructuring Charges

During the three months ended June 30, 2010, we recorded approximately $0.8 million of impairment losses and restructuring charges ($0.6 million in our Canadian segment and $0.2 million in our U.S. segment).  We recorded $0.3 million related to the impairment of certain assets at our Sarnia, Ontario location, which we expect to close in November 2010, $0.2 million for a reduction in the fair value of our building that is held for sale at our closed Laramie, Wyoming facility, and $0.3 million due to a change in our sublease estimate at our closed Regina, Saskatchewan facility.  During the three months ended June 30, 2009, we did not incur any impairment losses or restructuring charges.

Operating (Loss) Income

We had an operating loss of $3.4 million in the second quarter of 2010 and operating income of $2.2 million in the second quarter of 2009.  Operating (loss) income as a percentage of revenue was (5.0%) for the second quarter of 2010 compared to 3.0% for the second quarter of 2009.  The loss was primarily due to lower revenue and gross profit, and higher impairment and restructuring charges, partially offset by lower selling, general and administrative expenses, as discussed previously.

Net Interest and Other Income (Expense)

Net interest and other income was approximately $0.2 million during the second quarter of 2010, compared to net interest and other expense of approximately $0.1 million during the second quarter of 2009.  The increase was due to a decrease in interest expense of approximately $0.2 million due to the pay-off of certain notes payable in 2009, and a realized gain of approximately $0.1 million for the recovery of a previously impaired investment.

Income Tax

The provision for income taxes of $2.0 million in the three months ended June 30, 2010 reflects the establishment of a valuation allowances for substantially all of our U.S. net deferred tax assets. During the second quarter of 2010, we evaluated all positive and negative evidence related to our ability to utilize our U.S. deferred tax assets and recorded a valuation allowance of $4.2 million due to our three-year historical cumulative losses, recent operating losses and an expected fiscal year 2010 U.S. pre-tax loss,.

Net (Loss) Income

Net loss was $5.2 million for the second quarter of 2010 compared to net income of approximately $1.3 million during the second quarter of 2009.  The decrease in net income was primarily due to lower revenue and gross profit and higher impairment and restructuring charges and a valuation allowance taken against net deferred tax assets, partially offset by lower selling, general and administrative expenses, as discussed previously.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

	Six Months Ended June 30, 2010	% of Revenue	Six Months Ended June 30, 2009	% of Revenue	% change YTD June 30, 2009 to 2010
Revenue	$135,086	100.0%	$144,001	100.0%	-6.2%
Cost of services	120,315	89.1%	120,149	83.4%	0.1%
Gross profit	14,771	10.9%	23,852	16.6%	-38.1%
Selling, general and administrative expenses	21,158	15.7%	20,581	14.3%	2.8%
Impairment losses and restructuring charges	764	0.6%	6,437	4.5%	-88.1%
Operating loss	(7,151)	-5.3%	(3,166)	-2.2%	NM
Net interest and other income (expense)	214	0.2%	(178)	-0.1%	NM
Loss from continuing operations before income taxes	(6,937)	-5.1%	(3,344)	-2.3%	NM
Income tax expense (benefit)	1,402	1.0%	(683)	-0.5%	NM
Net loss from continuing operations	(8,339)	-6.2%	(2,661)	-1.8%	NM
Income from discontinued operations, net of tax	—	0.0%	4,640	3.2%	NM
Net (loss) income	$(8,339)	-6.2%	$1,979	1.4%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Six Months Ended June 30,
	2010		2009
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$88,094	65.2%	$101,397	70.4%
Cost of services	74,732	62.1%	82,515	68.7%
Gross profit	$13,362	90.5%	$18,882	79.2%
Gross profit %	15.2%		18.6%

Canada:
Revenue	$34,521	25.6%	$38,413	26.7%
Cost of services	31,384	26.1%	33,399	27.8%
Gross profit	$3,137	21.2%	$5,014	21.0%
Gross profit %	9.1%		13.1%

Offshore:
Revenue	$12,471	9.2%	$4,191	2.9%
Cost of services	14,199	11.8%	4,235	3.5%
Gross profit	$(1,728)	-11.7%	$(44)	-0.2%
Gross profit %	-13.9%		-1.0%

Revenue

Revenue decreased by $8.9 million, or 6.2%, from $144.0 million in the first half of 2009 to $135.1 million in the first half of 2010.  The decrease was driven by a $13.3 million decline in revenue in our U.S. segment. Of this decrease, $6.8 million is attributable to the closure of two sites in the first half of 2010 (Victoria, Texas and Laramie, Wyoming).  Revenue declined approximately $6.5 million among our other U.S. sites, driven by a decline in call volumes from our second largest wireless client and telecommunications clients serving the traditional “wireline” or land telephone services.  Revenue in our Canadian segment declined by $3.9 million in the first half of 2010 compared to the first half of 2009.  The decrease was driven by the closure of our Regina, Saskatchewan facility in February 2009, which had contributed $0.9 million in revenue in the first half of 2009, and the closure of our Thunder Bay, Ontario facility in March 2010, which caused a decline in revenue in the first half of 2010 of approximately $1.7 million as compared to the first half of 2009.  Revenue from our Sarnia, Ontario location decreased approximately $1.7 million from the first half of 2009 to the first half of 2010.  We expect to close this location in November 2010.   Revenue from our Offshore segment increased by $8.3 million, from $4.2 million in the first half of 2009 to $12.5 million in the first half of 2010.  The increase was due to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, which contributed $3.2 million in revenue and the ramp-up of our Makati, Philippines facility, which caused an increase in revenue in the first half of 2010 of approximately $5.1 million as compared to the first half of 2009.

Cost of Services and Gross Profit

Cost of services increased by $0.2 million, or 0.1%, from approximately $120.1 million in the first half of 2009 to $120.3 million in the first half of 2010.  Cost of services in the U.S. decreased by approximately $7.8 million.  Gross profit as a percentage of revenue in the U.S. decreased from 18.6% in the first half of 2009 to 15.2% in the first half of 2010.  The decrease in cost of services in the U.S. was driven by a $6.8 million decline related to the two site closures in the first half of 2010, as discussed above, as well as a reduction in full-time equivalent agents due to the lower call volumes from our telecommunications clients serving the traditional “wireline” or land telephone services, described above.  Cost of services in Canada declined by $2.0 million in the first half of 2010 from the first half of 2009, of which $3.1 million was due to the closure of the facilities in Regina, Saskatchewan and Thunder Bay, Ontario.   This was partially offset by an increase to cost of services of $1.5 million due to declines in the Canadian to U.S. dollar exchange rate.  Cost of services for our Offshore segment increased by approximately $10.0 million due to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, which contributed $4.3 million in cost of services, and the ramp-up of our Makati, Philippines facility, which caused an increase in cost of services in the first half of 2010 of approximately $5.7 million as compared to the first half of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.6 million, or 2.8%, from $20.6 million in the first half of 2009 to $21.2 million in the first half of 2010.  As a percentage of revenue, selling, general and administrative expenses increased from 14.3% to 15.7% period over period.  The increase was driven by an increase of $1.0 million in payroll expense primarily related to international expansion and information systems.  Depreciation expense increased by $0.6 million due to an increase in the amount of property, plant and equipment period over period.  These increases were partially offset by a decrease of $0.6 million due to the absence of expense recorded in the first half of 2009 for the settlement of a shareholder lawsuit, and a decrease of $0.3 million in legal fees due to the settlement.

Impairment Losses and Restructuring Charges

During the six months ended June 30, 2010, we recorded approximately $0.8 million of impairment losses and restructuring charges.  We recorded approximately $2.7 million of impairment losses ($2.2 million in our U.S. segment and $0.5 million in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The impairment losses were offset by a $1.9 million reduction of restructuring charges due to a change in the sublease estimate at one of our facilities.  During the six months ended June 30, 2009, we incurred $1.7 million of impairment losses and $4.7 million in restructuring charges in our Canadian segment.

Operating Loss

We had an operating loss of $7.2 million in the first half of 2010 and an operating loss of $3.2 million in the first half of 2009.  Operating loss as a percentage of revenue was 5.3% for the first half of 2010 compared to 2.2% for the first half of 2009.  The increase in the loss was primarily due to lower revenue and gross profit, higher selling, general and administrative expenses, partially offset by lower impairment and restructuring charges, as discussed previously.

Net Interest and Other Income (Expense)

Net interest and other income was approximately $0.2 million during the first half of 2010, compared to net interest and other expense of approximately $0.2 million during the first half of 2009.  The increase was due to a decrease in interest expense of approximately $0.3 million period over period due to the pay-off of certain notes payable in 2009, and a realized gain of approximately $0.1 million for the recovery of a previously impaired investment.

Income Tax

The provision for income taxes of $1.4 million in the six months ended June 30, 2010 reflects the establishment of valuation allowances for substantially all of our net deferred tax assets. During the first half of 2010, we evaluated all positive and negative evidence related to our ability to utilize our deferred tax assets and recorded a valuation allowance of $4.2 million due to our three-year historical cumulative losses, recent operating losses and an expected fiscal year 2010 U.S. pre-tax loss,.

Income from Discontinued Operations, net of tax

Income from discontinued operations was $0 during the first half of 2010 and approximately $4.6 million during the first half of 2009.  The income from discontinued operations in the first half of 2009 was due to the sale of Domain.com, our then wholly-owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of approximately $2.3 million.

Net (Loss) Income

Net loss was $8.3 million for the first half of 2010 compared to net income of approximately $2.0 million during the first half of 2009.  The decrease in net income was primarily due to lower revenue and gross profit, higher selling, general and administrative expenses, the absence of income from discontinued operations, and a valuation allowance taken against net deferred tax assets, partially offset by the lower impairment and restructuring charges, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, working capital totaled $52.3 million and our current ratio was 3.21:1, compared to working capital of $60.4 million and a current ratio of 3.42:1 at December 31, 2009.

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

We renewed our $15 million revolving line of credit with UMB Bank for one year, from August 1, 2010 to August 1, 2011.  We expect to use the line of credit for regular operating activities.  Any significant future expansion of our business may require us to secure additional cash resources.  If we enter into an acquisition, it may require us to use our cash, draw on our line of credit or obtain additional financing, which could decrease cash available for operations.  The current poor conditions of the U.S. credit markets may adversely impact our ability to obtain financing and could significantly impact our liquidity.  A decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully herein and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.  During the six months ended June 30, 2010 and 2009 we used $1.8 million and $22.2 million on the line of credit, respectively, for regular operating activities.  During the six months ended June 30, 2010 and 2009, we re-paid $1.8 million and $22.2 million, respectively, on the line of credit and there was no balance outstanding as of June 30, 2010.

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,496	$6,524
Investing activities	(9,890)	10,064
Financing activities	93	(6,842)
Effect of foreign exchange rates on cash	(610)	501
Net increase in cash and cash equivalents	$2,089	$10,247

Our balance of cash and cash equivalents was $21.7 million at June 30, 2010, compared to a balance of $19.6 million at December 31, 2009.

Operating Activities.  Net cash provided by operating activities increased $6.0 million from $6.5 million for the six months ended June 30, 2009 to $12.5 million for the six months ended June 30, 2010.  The increase was driven by the following:  1) $7.9 million higher collections of accounts receivable period over period due to the timing of collections of large billings and 2) $4.0 million greater decrease in our income tax receivable period over period due to a large income tax refund collected in the first quarter of 2010.  These increases to cash provided by operating activities from continuing operations were partially offset by a $6.4 million decrease in the change in accrued liabilities in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to fewer restructuring costs in the first half of 2010, compared to the first half of 2009.

Investing Activities.  Net cash used in investing activities was $9.9 million in the first half of 2010 compared to cash provided by investing activities of $10.1 million in the first half of 2009.  The decrease was due to 1) the absence of proceeds from the sale of Domain.com of $7.1 million that was recorded in the first half of 2009, 2) a $7.4 million decrease in the proceeds from the sale of investments and 3) an increase of $5.5 million in purchases of property, plant and equipment due to new site openings in Costa Rica in March 2010 and the Philippines in April 2010.

Financing Activities.  Net cash used in financing activities was $6.8 million for the first half of 2009, compared to less than $0.1 million net cash provided by financing activities for the first half of 2010.  The change was due to the absence of payments on long-term debt which were $6.9 million in the first half of 2009 as we paid off two equipment loans in the second quarter of 2009.

Contractual Obligations.  Other than operating and capital leases for certain equipment, real estate and leases and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.  We maintain a $15 million revolving line of credit with UMB Bank Colorado, N.A. which we use to finance regular, short-term operating expenses.  The line of credit expires on August 1, 2010.  We have renewed this line of credit under the same terms for a period of one year from August 1, 2010 to August 1, 2011.  During the three and six months ended June 30, 2010, we used $0 and $1.8 million on the line of credit, respectively, for regular operating activities.    During the three and six months ended June 30, 2010, we re-paid $0 and $1.8 million, respectively.  During the three and six months ended June 30, 2009, we used $0 and $22.2 million on the line of credit, respectively, for regular operating activities.  During the three and six months ended June 30, 2009, we re-paid $0 and $22.2 million, respectively.  There was no balance outstanding on the line of credit as of June 30, 2010.  As of June 30, 2010, we were in compliance with our debt covenants.

In January 2010, we entered into a lease agreement for the rental of a facility in Ortigas, Philippines.  The lease has an initial term of five years with a tenant option for an additional five years.  The first phase of the facility opened in April 2010.  In May 2010, we entered into a lease for additional space in this facility.  The additional space is approximately 65,000 square feet, which brings total available space to approximately 223,500 square feet in this location.  Total lease commitments for the additional space are approximately $4.1 million over the initial term of the lease, or approximately five years.

During the six months ended June 30, 2010, there were no other material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2009, see Item 7 “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 6, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2010.  Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these risks.

There is a risk that the counterparties to our hedging instruments could suffer financial difficulties due to economic conditions or other reasons, and we could realize losses on these arrangements which could impact our liquidity.  However, we do not believe we are exposed to more than a nominal amount of credit risk in our derivative hedging activities, as the counterparties are established, well-capitalized financial institutions.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. We adopted ASU No. 2010-06 related to Levels 1 and 2 disclosures effective April 1, 2010 and the adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates.  This information should be read in conjunction with the information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the interim Unaudited Condensed Consolidated Financial Statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents.  We currently have a $15 million secured revolving line of credit.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  As of June 30, 2010, there was no amount outstanding on the line of credit, and we drew $1.8 million on the line of credit during the six months ended June 30, 2010.  If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominate in U.S. dollars.  During the three months ended June 30, 2010, we entered into Canadian dollar forward contracts for a notional amount of 13.8 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  During the three months ended June 30, 2010, we entered into non-deliverable forward contracts with respect to the Philippine peso for a notional amount of 322 million Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of June 30, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.  As of June 30, 2010, we had contracted to purchase 29.6 million Canadian dollars to be delivered periodically through December 2010 at a purchase price of approximately $28.1 million and we had contracted to purchase 246 million Philippine pesos to be delivered periodically through September 2010 at a purchase price of approximately $5.3 million.

During the six months ended June 30, 2010, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency and interest rate risk as of December 31, 2009, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Also, refer to Part II, Item IA. “Risk Factors” in this Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business.  Over 95% of our revenue in 2009 was concentrated in the telecommunications industry.  We experienced lower call volumes in the first half of 2010 from our customers in the wire-line business and from our wireless customers which adversely affected our results.  Our business and growth is largely dependent on continued demand for our services from clients in this industry, and other industries that we may target in the future, and on trends in those industries to purchase outsourced services. A general and continuing economic downturn in the telecommunications industry or in other industries that we target, or a slowdown or reversal of the trend in these industries to outsource services we provide, could adversely affect our business, results of operations, growth prospects, and financial condition.  A general and continuing economic downturn in other industries may result in excess capacity of contact center services in those industries, which could attract clients in the telecommunications industry or in other industries that we target. If this happens, it could adversely affect our business, results of operations, growth prospects, and financial condition.

Over 80% of our revenue in the first half of 2010 and the years ended December 31, 2009 and 2008, has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Six Months Ended	Year Ended December 31,
	June 30, 2010	2009	2008
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	67.7%	63.6%	55.0%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	17.5%	21.5%	26.8%

The loss of a principal client, a material reduction in the amount of business we receive from a principal client, renegotiation of price by a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below.

In July 2010, we executed agreements with AT&T to ramp-down certain wireline services that we provide them.  Approximately 260 full-time equivalent agent positions in two of our U.S. sites will be eliminated over the next nine months as business declines.  If we are unable to replace these positions with other work, our utilization at the two sites may be negatively affected.  We are currently exploring opportunities to fill the capacity in these sites.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2010 and others in 2011.  Although we have negotiated extended terms for several of these contracts, others may not be extended past their initial terms.  The initial term of our master services agreement covering all AT&T work expired in January 2010.  After the initial term, the agreement automatically renews month-to-month thereafter.  We are currently negotiating the new master services agreement and expect to execute the agreement during the second half of 2010. Until the new agreement is signed, our services provided to AT&T are covered under the existing master services agreement.

Our call center services agreement with T-Mobile is effective as of October 1, 2007, which had an initial term of two years.  After the initial term, the contract automatically renews for one-year periods thereafter, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  Although the initial term of the contract ended on September 30, 2009, the contract automatically renewed for a one-year term which would expire on September 30, 2010.  We are currently negotiating a new contract with T-Mobile and expect to execute the agreement during the second half of 2010.  Until the new agreement is signed, our services provided to T-Mobile are covered under the existing agreement effective October 1, 2007.

We are working diligently to complete negotiation of the new agreements.  However, if we fail to do so, it would have a material adverse effect on our business, results of operations, and financial condition.

The future revenue we generate from our principal clients may decline or grow at a slower rate than expected or than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with that client, which could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition.  For example, there are no guarantees of volume under the current contract with AT&T.  In addition, the current contract with AT&T provides for a tiered incentive pricing structure that provides for lower pricing at higher volumes. Additional productivity gains could be necessary to offset the negative impact that lower per-minute revenue at higher volume levels would have on our margins in future periods.

ITEM 5.  OTHER INFORMATION

On July 28, 2010, we entered into an Agreement with UMB Bank to renew our $15 million secured revolving line of credit.  The Agreement is effective August 1, 2010 through August 1, 2011.  This Agreement replaces our $15 million secured revolving line of credit with UMB Bank which will expire by its terms on August 1, 2010.

Borrowings under the Agreement bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under the Agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $100 million, 3) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(REGISTRANT)

By:	/s/A. LAURENCE JONES	Date: July 30, 2010
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

STARTEK, INC.
(REGISTRANT)

By:	/s/ DAVID G. DURHAM	Date: July 30, 2010
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Restated Bylaws of StarTek, Inc.	8-K	3.2	8/2/2007

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1*	Amendment 20070105.006.S.007.A.003 effective June 17, 2010 to Agreement No. 20070105.006.S.007 between StarTek, Inc. and AT&T Services, Inc.

10.2*&	Amendment 20070105.006.S.018 effective May 26, 2010 to Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc.

10.3*&	Order No. 20070105.006.S.016.A.001 effective March 31, 2010 to Agreement No. 20070105.006.S.016 between StarTek, Inc. and AT&T Services, Inc.

10.4*&	Amendment 20070105.006.S.014.A.002 effective April 26, 2010 to Agreement No. 20070105.006.S.014 between StarTek, Inc. and AT&T Services, Inc.

10.5*	Amendment GAMSA-STAR081106-00.S.001.A.002 effective April 28, 2010 to Agreement No. GAMSA-STAR081106-00.S.001 between StarTek, Inc and AT&T Mobility LLC.

10.6*	Amendment GAMSA-STAR081106-00.S.001.A.003 effective May 27, 2010 to Agreement No. GAMSA-STAR081106-00.S.001 between StarTek, Inc and AT&T Mobility LLC.

10.7*	Amendment 20080122.003.A.005 effective May 27, 2010 to Agreement No. 20080122.003.C between StarTek, Inc. and AT&T Mobility LLC.

10.8*	Amendment 20080122.003.A.004 effective April 28, 2010 to Agreement No. 20080122.003.C between StarTek, Inc. and AT&T Mobility LLC.

10.9*	Promissory Note effective August 1, 2010 between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.

10.10*	Business Loan Agreement effective August 1, 2010 between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.