Form 10-Q
period 2010-09-30
STARTEK INC
filed 2010-10-29
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value — 15,107,515 shares as of October 15, 2010.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.  Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$65,598	$72,462	$200,684	$216,463
Cost of services	58,964	58,988	179,279	179,137
Gross profit	6,634	13,474	21,405	37,326
Selling, general and administrative expenses	10,327	11,084	31,485	31,665
Impairment losses and restructuring charges	450	—	1,214	6,437
Operating (loss) income	(4,143)	2,390	(11,294)	(776)
Net interest and other income (expense)	29	(38)	243	(216)
(Loss) income from continuing operations before income taxes	(4,114)	2,352	(11,051)	(992)
Income tax expense (benefit)	368	557	1,770	(126)
Net (loss) income from continuing operations	(4,482)	1,795	(12,821)	(866)
Income from discontinued operations, net of tax	—	—	—	4,640
Net (loss) income	$(4,482)	$1,795	$(12,821)	$3,774

Basic net (loss) income per share from:
Continuing operations	$(0.30)	$0.12	$(0.86)	$(0.06)
Discontinued operations	—	—	—	0.32
Net (loss) income	$(0.30)	$0.12	$(0.86)	$0.26

Diluted net (loss) income per share from:
Continuing operations	$(0.30)	$0.12	$(0.86)	$(0.06)
Discontinued operations	—	—	—	0.32
Net (loss) income	$(0.30)	$0.12	$(0.86)	$0.26

Weighted average shares outstanding
Basic	14,916	14,808	14,888	14,781
Diluted	14,916	15,012	14,888	14,781

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$21,314	$19,591
Investments	—	500
Trade accounts receivable, net	46,948	50,521
Income tax receivable	—	6,292
Deferred income tax assets	121	511
Derivative asset	1,042	628
Prepaid expenses	4,419	5,979
Assets held for sale	810	—
Current portion of note receivable	660	—
Other current assets	708	1,384
Total current assets	76,022	85,406

Property, plant and equipment, net	53,250	58,045
Long-term deferred income tax assets	4,126	4,529
Long-term note receivable, net of current portion	2,145	—
Other assets	1,983	1,088
Total assets	$137,526	$149,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,990	$4,884
Accrued liabilities:
Accrued payroll	9,653	9,253
Accrued compensated absences	3,326	4,016
Accrued restructuring costs	658	1,317
Other accrued liabilities	2,788	1,897
Deferred revenue	1,264	1,019
Deferred income tax liabilities	2,195	1,470
Other current liabilities	643	1,117
Total current liabilities	25,517	24,973

Accrued restructuring charges	1,358	2,663
Deferred rent	3,123	4,144
Other liabilities	610	572
Total liabilities	30,608	32,352

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,086,098 and 14,882,990 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	151	149
Additional paid-in capital	68,556	66,699
Accumulated other comprehensive income	3,537	2,373
Retained earnings	34,674	47,495
Total stockholders’ equity	106,918	116,716
Total liabilities and stockholders’ equity	$137,526	$149,068

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net (loss) income	$(12,821)	$3,774
Income from discontinued operations	—	4,640
Loss from continuing operations	(12,821)	(866)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	12,830	11,808
Impairment of property, plant and equipment	3,063	1,756
Non-cash compensation cost	1,585	1,437
Deferred income taxes	1,728	2,711
Other, net	(161)	22
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,564	(1,972)
Prepaid expenses and other assets	97	(1,943)
Accounts payable	455	783
Income taxes, net	5,831	620
Accrued and other liabilities	(2,702)	568
Net cash provided by continuing operating activities	14,469	14,924
Cash used in discontinued operating activities	—	(2,335)
Net cash provided by operating activities	14,469	12,589

Investing Activities
Proceeds from disposition of investments available for sale	606	8,021
Proceeds from note receivable	110	—
Purchases of property, plant and equipment	(13,749)	(10,581)
Net cash used in continuing investing activities	(13,033)	(2,560)
Cash provided by discontinued investing activities	—	7,075
Net cash (used in) provided by investing activities	(13,033)	4,515

Financing Activities
Principal payments on borrowings	—	(6,855)
Principal payments on line of credit	(1,776)	(22,236)
Proceeds from line of credit	1,776	22,236
Proceeds from issuance of common stock	272	190
Principal payments on capital lease obligations	(126)	(181)
Net cash provided by (used in) continuing financing activities	146	(6,846)
Cash provided by discontinued financing activities	—	—
Net cash provided by (used in) financing activities	146	(6,846)
Effect of exchange rate changes on cash	141	625
Net increase in cash and cash equivalents	1,723	10,883
Cash and cash equivalents at beginning of period	19,591	9,580
Cash and cash equivalents at end of period	$21,314	$20,463

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$47	$148
Income taxes paid	$233	$726
Property, plant and equipment acquired or refinanced under long-term debt	$—	$257
Property, plant and equipment sold under a note receivable	$2,915	$—

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three and nine months ended September 30, 2010, are not necessarily indicative of operating results that may be expected during any other interim period of 2010 or the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009 was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

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

2.  SEGMENT INFORMATION

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of September 30, 2010, our U.S. segment included the operations of eleven facilities in the U.S.; our Canada segment included the operations of four facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
United States	$40,838	$50,490	$128,932	$151,887
Canada	15,169	18,799	49,690	57,212
Offshore	9,591	3,173	22,062	7,364
Total	$65,598	$72,462	$200,684	$216,463

Gross profit:
United States	$6,164	$9,848	$19,526	$28,730
Canada	841	3,400	3,978	8,414
Offshore	(371)	226	(2,099)	182
Total	$6,634	$13,474	$21,405	$37,326

3.  NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

(Loss) income from continuing operations	$(4,482)	$1,795	$(12,821)	$(866)
Income from discontinued operations, net of tax	—	—	—	4,640
Net (loss) income	$(4,482)	$1,795	$(12,821)	$3,774

Weighted average shares of common stock	14,916	14,808	14,888	14,781
Dilutive effect of stock options	—	204	—	—
Common stock and common stock equivalents	14,916	15,012	14,888	14,781

Basic net (loss) income per share from:
Continuing operations	$(0.30)	$0.12	$(0.86)	$(0.06)
Discontinued operations	—	—	—	0.32
Net (loss) income	$(0.30)	$0.12	$(0.86)	$0.26

Diluted net (loss) income per share from:
Continuing operations	$(0.30)	$0.12	$(0.86)	$(0.06)
Discontinued operations	—	—	—	0.32
Net (loss) income	$(0.30)	$0.12	$(0.86)	$0.26

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,407 and 2,407 in the three and nine months ended September 30, 2010, respectively, and 2,187 in the nine months ended September 30, 2009, were not included in our calculation due to our net loss from continuing operations during those periods, and anti-dilutive securities totaling 847 in the three months ended September 30, 2009, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of our common shares during the period.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and nine months ended September 30, 2010, we recorded approximately $450 (all in our U.S. segment) and $3,063 of impairment losses ($2,655 in our U.S. segment and $408 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The impairment losses recorded during the three months ended September 30, 2010, related to certain long-lived assets including furniture, fixtures and equipment located in two sites that are impacted by the loss of AT&T’s wireline business (described further in Note 6) whereby the future cash flows do not support the carrying value of the assets.  In the first nine months of 2010 we have committed to a plan to sell the building at our closed facility in Laramie, Wyoming.  We received an estimate of the selling price, and have reduced the value of the building to fair value or approximately $810.  We reclassified these long-lived assets as a current asset held for sale on our Condensed Consolidated Balance Sheet.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facility during the first nine months of 2010 and determined these assets meet all the criteria for an asset held for sale.  The remainder of the impairment losses recorded during the nine months ended September 30, 2010 in U.S. and our Canadian segments relate to computer and telephone equipment, furniture and fixtures, leasehold improvements and software for locations where the carrying value is not recoverable.

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

•      Regina, Saskatchewan, Canada — February 2009

•      Victoria, Texas — January 2010

•      Laramie, Wyoming — January 2010

•      Thunder Bay, Ontario, Canada — March 2010

During the nine months ended September 30, 2010, we entered into sublease agreements for our Thunder Bay, Ontario, Canada and Victoria, Texas facilities through the remainder of their respective lease terms.  We assumed a sublease in our estimated restructuring liabilities for Thunder Bay and Victoria and do not expect to incur material changes to the restructuring liabilities in future periods as a result of the subleases.

The cumulative amount paid as of September 30, 2010 related to the above closures was $456 in our U.S. segment and $2,333 in our Canadian segment.  We expect to incur $387 in our U.S. segment and $4,082 in our Canadian segment in expense relating to the above closures.  We expect completion of the Regina and Laramie restructuring plans no later than 2013and 2011, respectively; however, it may be earlier or later depending on our ability to sublease the facility, buy-out the lease or sell the facility.  We have made certain assumptions related to our ability to sublease these facilities.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

	Facility-Related Costs
	Regina	Thunder Bay	Canada Total	Victoria	Laramie	U.S. Total	Company Total
Balance as of January 1, 2010	$3,980	$—	$3,980	$—	$—	$—	$3,980
Expense	(1,802)	(422)	(2,224)	288	87	375	(1,849)
Payments, net of receipts for sublease	(1,039)	(332)	(1,371)	(401)	(55)	(456)	(1,827)
Reclassification of long-term liability	170	701	871	766	3	769	1,640
Foreign currency translation adjustment	19	53	72	—	—	—	72
Balance as of September 30, 2010	$1,328	$—	$1,328	$653	$35	$688	$2,016

Note Receivable

In connection with the sublease of our Victoria, Texas facility, the sublessee is making payments to us for certain furniture, fixtures, equipment and leasehold improvements in the facility.  The payments will be made over the remainder of the lease term, after which time the sublessee will own the assets.  As of September 30, 2010, we have recorded a total note receivable of $2.8 million for the payments due under this agreement.

5.  DISCONTINUED OPERATIONS

During the nine months ended September 30, 2009, we recorded income from discontinued operations, net of tax, of $4,640 due to the sale of the assets of Domain.com, our then-wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”).  Mr. Stephenson is one of our co-founders, managed the Domain.com subsidiary since 2006 and owns approximately 20% of our common shares outstanding.  Because the transaction involved a related party, the Audit Committee of our Board of Directors considered and approved the transaction.  The assets were sold in exchange for cash of $7,075, which resulted in a gain on the sale of $6,937.  Operating income from Domain.com prior to the sale was $27 and tax expense totaled $2,324, which resulted in $4,640 in income from discontinued operations, net of tax.  The results of operations and cash flows of Domain.com have been reported in the Condensed Consolidated Statements of Operations as discontinued operations.

6.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	66.2%	62.7%	67.2%	63.9%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	18.3%	21.9%	17.8%	21.6%

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

In July 2010, we executed agreements with AT&T to ramp-down certain wireline services that we provide them.  Approximately 260 full-time equivalent agent positions in two of our U.S. sites will be eliminated through the first half of 2011 as the business declines.  We plan to close one of the sites, which is located in Greeley, Colorado, by the end of 2010 (except for a small number of corporate personnel).  Agents in this site that work on other customers or lines of business will be relocated to our other facility in Greeley, Colorado.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2011 and others in 2012.  Although we have negotiated extended terms for several of these contracts, others may not be extended past their initial terms.  The initial term of our master services agreement covering all AT&T work expired in January 2010.  After the initial term, the agreement automatically renews month-to-month thereafter.  We are currently negotiating a new master services agreement and expect to execute the agreement during the fourth quarter of 2010. Until the new agreement is signed, our services provided to AT&T are covered under the existing master services agreement. On October 27, 2010, we entered into an agreement with AT&T for the renewal of certain services we provide to them with regard to their wireless consumer customers. During the third quarter of 2010, this business represented approximately 52% of our revenue with AT&T. The agreement is effective through September 1, 2012. The agreement is filed as Exhibit 10.1 to this Form 10-Q.

Our call center services agreement with T-Mobile became effective as of October 1, 2007 and has an initial term of two years.  After the initial term, the contract automatically renews thereafter, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  Although the initial term of the contract ended on September 30, 2009, the contract automatically renewed through October 31, 2010.  In August 2010, T-Mobile indicated that they would hold a formal process for selecting vendors for approximately half of the work that we currently service along with an additional, significant opportunity with work that we do not currently perform for T-Mobile.  We participated in the first stage of this process and have been selected to submit a full formal response.  We expect a final decision to be made by the end of 2010.  We expect to be selected as a continuing vendor for T-Mobile but we can provide no assurance that this will be the case nor that if we are selected that we will be selected to perform work at the level that we currently provide, or that the terms of any new agreement will be comparable to those currently provided for under our existing agreement.  If we are not selected as a vendor, if we are selected as a vendor but at a significantly reduced level, or if the terms of any new agreement are less favorable than the existing agreement, it would have a material adverse effect on our business, results of operations, and financial condition.  Until the process is complete, we continue to provide services to T-Mobile under the existing agreement.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.  We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three and nine months ended September 30, 2010 and 2009, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three and nine months ended September 30, 2010, we entered into Canadian dollar forward contracts with UMB Bank and US Bank for a notional amount of 17,400 and 47,000 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the three and nine months ended September 30, 2010, we entered into non-deliverable forward contracts with respect to the Philippine peso with UMB Bank and US Bank for a notional amount of 288,000 and 610,000 Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of September 30, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of September 30, 2010:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN	32,000
Foreign exchange contracts	Philippine peso	PHP	288,000

The above Canadian dollar foreign exchange contracts are to be delivered periodically through June 2011 at a purchase price of approximately $30,253, and the above Philippine peso foreign exchange contracts are to be delivered periodically through December 2010 at a purchase price of approximately $6,360, and as such we expect unrealized gains and losses reported in AOCI will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2010.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:

	As of
	September 30, 2010	December 31, 2009
Derivative assets:
Foreign exchange contracts	$1,042	$628

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30, 2010		September 30, 2009
	Gain Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$1,100	$267	$(220)	$1,125	Cost of services

	Nine Months Ended
	September 30, 2010		September 30, 2009
	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI, net of tax	Loss Reclassified from AOCI into Income	Location of Gain (Loss) Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(300)	$1,138	$2,806	$(506)	Cost of services

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

Restructuring Charges

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the first nine months of 2010 we closed facilities in Thunder Bay, Ontario, Victoria, Texas and Laramie, Wyoming.  In February 2009, we closed our facility in Regina, Saskatchewan.  We estimated the fair value of our restructuring charges using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreements.  Future cash flows also include estimated property taxes through the remainder of the lease terms, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  In the restructuring plans for Thunder Bay, Victoria and Regina, we made an assumption that we would be able to sublease the facilities prior to the lease expiration based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the three and nine months ended September 30, 2010, we recorded approximately $450 (all in our U.S. segment) and $3,063 of impairment losses ($2,655 in our U.S. segment and $408 in our Canadian segment), respectively, due to the impairment of certain long-lived assets.  The long-lived assets primarily include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets which were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  The fair value of these long-lived assets after the impairment charge was $5,874 for the assets impaired during the three months ended September 30, 2010 and $9,029 for the assets impaired during the nine months ended September 30, 2010.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Included in impairment losses during the nine months ended September 30, 2010, is $200 related to a change in estimated fair value of the building in our Laramie, Wyoming location, which we have classified as held for sale.  During the nine months ended September 30, 2010, we committed to a plan to sell the assets in this closed location.  The measurement of the fair value of the building was based upon our third-party real estate broker’s estimate of fair value using the sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,042	$—	$1,042
Total fair value of assets measured on a recurring basis	$—	$1,042	$—	$1,042

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Nine Months ended September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$810	$810
Property, plant and equipment, net	—	—	9,029	9,029
Total fair value of assets measured on a non-recurring basis	$—	$—	$9,839	$9,839

Liabilities:
Accrued restructuring costs	$—	$—	$2,587	$2,587
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,587	$2,587

9.  DEBT

On July 28, 2010, we entered into a business loan agreement and a promissory note (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”), effective August 1, 2010, to renew our $15 million secured revolving line of credit under a previous business loan agreement with UMB Bank that expired by its terms on August 1, 2010.  The Agreement is effective through August 1, 2011.  There was no balance outstanding on the line of credit as of September 30, 2010.

Borrowings under the Agreement bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under the Agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  In addition, under the Agreement, we are subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $100 million, 3) unencumbered liquid assets, defined as cash, certificates of deposit and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.  As of September 30, 2010, we were in compliance with our debt covenants.

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following represents the components of other comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income	$(4,482)	$1,795	$(12,821)	$3,774
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	1,038	495	752	631
Change in fair value of derivative instruments, net of tax	1,267	358	412	2,365
Comprehensive (loss) income	$(2,177)	$2,648	$(11,657)	$6,770

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Accumulated foreign currency translation adjustments:
Beginning balance	$1,693	$1,226	$1,979	$1,090
Translation adjustments	1,032	800	783	1,018
Taxes associated with translation adjustments	6	(305)	(31)	(387)
Ending balance	$2,731	$1,721	$2,731	$1,721
Accumulated unrealized derivative gains (losses) :
Beginning balance	$(461)	$563	$394	$(1,444)
Gain (loss) reclassified to earnings, net of tax	167	578	712	(441)
Change in fair value of cash flow hedges, net of tax	1,100	(220)	(300)	2,806
Ending balance	$806	$921	$806	$921

11.  SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options and restricted stock awards under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan.  Refer to Note 11, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information on our share-based compensation arrangements.  The compensation cost that has been charged against income related to share-based compensation for the three months ended September 30, 2010 and 2009 was $561 and $500, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations.  The compensation cost that has been charged against income related to share-based compensation for the nine months ended September 30, 2010 and 2009 was $1,585 and $1,437, respectively.  As of September 30, 2010, there was $2,825 of total unrecognized compensation cost related to non-vested stock options and $586 related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years and 2.0 years for the stock options and restricted stock awards, respectively.

12.  INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets, which increased tax expense by $6,310 during the nine months ended September 30, 2010.  The valuation allowance for deferred tax assets as of September 30, 2010 was $6,483.  No valuation allowance was recorded as of December 31, 2009.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

13.  SUBSEQUENT EVENT

On October 27, 2010, we entered into an agreement with AT&T Services, Inc. for the renewal of certain services we provide to them with regard to their wireless consumer customers.  During the third quarter of 2010, this business represented approximately 52% of our revenue with AT&T.  The agreement is effective through September 1, 2012.  The agreement is filed as Exhibit 10.1 to this Form 10-Q.

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

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with the regions in which our services are rendered.  As of September 30, 2010, our U.S. segment included the operations of eleven facilities in the U.S.; our Canada segment included the operations of four facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  As of September 30, 2009, there were thirteen, five and one facilities in the U.S., Canada and Offshore segments, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Overall economic conditions have impacted the telecommunications industry and our clients.  We have continued to notice a downturn in this sector which adversely affected our results in the first nine months of 2010.  The growth in wireless subscribers appears to be slowing, and our clients serving traditional “wireline,” or landline telephone services, are experiencing decreased demand.  We observed lower call volumes in our North American facilities in the first nine months of 2010 from our two largest customers compared to the first nine months of 2009, which adversely affected our results.  We expect North American call volumes to continue to decline throughout the remainder of 2010.  However, in the first nine months of 2010, we have seen strong demand for our Offshore call center services, primarily in the Philippines, which we expect to continue.

In response to overall economic conditions and the industry slowdown, we have observed a greater focus on cutting costs by our customers.  The cost cutting by our customers impacted us during the second quarter of 2010 when AT&T decided to ramp down a majority of its wireline business with us.  Approximately 260 full-time equivalent agent positions in two of our U.S. sites will be eliminated through the first half of 2011 as the business declines.  We plan to close one of the sites, which is located in Greeley, Colorado, by the end of 2010 (except for a small number of corporate personnel).  Agents in this site that work on other customers or lines of business will be relocated to our other facility in Greeley, Colorado.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Site Closures

As a result of the loss of a majority of our wireline business with AT&T described above, we decided to close our site in Greeley, Colorado by the end of 2010 (except for a small number of corporate personnel).  Agents in this site that work on other customers or lines of business will be relocated to our other facility in Greeley, Colorado.  In connection with this lost business, our cash flows from the site in Greeley, Colorado that we expect to close and the other affected site do not support the carrying value of the assets, and as such we recorded approximately $0.5 million of impairment losses during the three months ended September 30, 2010.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended September 30, 2010	% of Revenue	Three Months Ended September 30, 2009	% of Revenue	% Change Q3 2009 to Q3 2010
Revenue	$65,598	100.0%	$72,462	100.0%	-9.5%
Cost of services	58,964	89.9%	58,988	81.4%	0.0%
Gross profit	6,634	10.1%	13,474	18.6%	-50.8%
Selling, general and administrative expenses	10,327	15.7%	11,084	15.3%	-6.8%
Impairment losses and restructuring charges	450	0.7%	—	0.0%	100.0%
Operating (loss) income	(4,143)	-6.3%	2,390	3.3%	NM
Net interest and other income (expense)	29	0.0%	(38)	-0.1%	NM
(Loss) income before income taxes	(4,114)	-6.3%	2,352	3.2%	NM
Income tax expense	368	0.5%	557	0.7%	-33.9%
Net (loss) income	$(4,482)	-6.8%	$1,795	2.5%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended September 30,
	2010		2009
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$40,838	62.3%	$50,490	69.7%
Cost of services	34,674	58.8%	40,642	68.9%
Gross profit	$6,164	92.9%	$9,848	73.1%
Gross profit %	15.1%		19.5%

Canada:
Revenue	$15,169	23.1%	$18,799	25.9%
Cost of services	14,328	24.3%	15,399	26.6%
Gross profit	$841	12.7%	$3,400	25.2%
Gross profit %	5.5%		18.1%

Offshore:
Revenue	$9,591	14.6%	$3,173	4.4%
Cost of services	9,962	16.9%	2,947	5.0%
Gross profit	$(371)	-5.6%	$226	1.7%
Gross profit %	-3.9%		7.1%

Revenue

Revenue decreased by $6.9 million, or 9.5%, from $72.5 million in the third quarter of 2009 to $65.6 million in the third quarter of 2010.  The decrease was driven by a $9.7 million decline in revenue in our U.S. segment. Of this decrease, $2.8 million is attributable to the closure of two sites in the first quarter of 2010 (Victoria, Texas and Laramie, Wyoming).  Revenue declined approximately $6.9 million among our other sites driven by a decline in call volumes from our two largest wireless clients and telecommunications clients serving the traditional “wireline” or land telephone services.  Revenue in our Canadian segment declined by $3.6 million in the third quarter of 2010 compared to the third quarter of 2009.  Of this decrease, $1.3 million is attributable to the closure of our Thunder Bay, Ontario facility in March 2010.  Revenue in the Canadian segment also decreased approximately $2.2 million from the third quarter of 2009 to the third quarter of 2010 from our Sarnia, Ontario location, which we expect to close in December 2010.  Revenue from our Offshore segment increased by $6.4 million, from $3.2 million in the third quarter of 2009 to $9.6 million in the third quarter of 2010.  The increase was due primarily to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, which contributed $4.5 million in revenue.  The remainder was a result of the ramp-up of our Makati, Philippines facility, which contributed $1.9 million in additional revenue in the third quarter of 2010.

Cost of Services and Gross Profit

Cost of services was flat at $59.0 million in the third quarter of 2010 and 2009.  Cost of services in the U.S. decreased by approximately $6.0 million.  Gross profit as a percentage of revenue in the U.S. decreased from 19.5% in the third quarter of 2009 to 15.1% in the third quarter of 2010.  The decrease in cost of services in the U.S. was driven by a $3.4 million decline related to the two site closures in the first quarter of 2010, as discussed above, which positively affected gross profit by $0.6 million as the sites were producing negative gross profit in 2009.  Also contributing to the decrease in cost of services in the U.S. period over period was the reduction in full-time equivalent agents due to the lower call volumes from our two largest wireless clients and certain wireline telecommunications customers, described above.  Cost of services in Canada declined by $1.1 million in the third quarter of 2010 from the third quarter of 2009, of which $1.4 million was due to the closure of the facility in Thunder Bay, Ontario.  Cost of services for our Offshore segment increased by approximately $7.0 million due to the opening of two new sites in Ortigas, Philippines and Heredia, Costa Rica, and the ramp-up of our Makati, Philippines location, which increased the number of full-time equivalent agents in our Offshore segment from 454 in the third quarter of 2009 to 1,562 in the third quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.8 million, or 6.8%, from $11.1 million in the third quarter of 2009 to $10.3 million in the third quarter of 2010.  The decrease in selling, general and administrative expenses was primarily due to an approximately $0.4 million decline in hiring expense, a $0.2 million decline in bonus expense and a $0.1 million decline in personnel expense.  As a percentage of revenue, selling, general and administrative expenses increased from 15.3% to 15.7% period over period.

Impairment Losses and Restructuring Charges

During the three months ended September 30, 2010, we recorded approximately $0.5 million of impairment losses related to our U.S. segment.  The impairment losses were recorded for certain long-lived assets including furniture, fixtures and equipment for which the carrying value of those assets is not recoverable.  The assets are located in sites that are impacted by the loss of AT&T’s wireline business whereby the future cash flows do not support the carrying value of the assets.  During the three months ended September 30, 2009, we did not incur any impairment losses or restructuring charges.

Operating (Loss) Income

We had an operating loss of $4.1 million in the third quarter of 2010 and operating income of $2.4 million in the third quarter of 2009.  Operating (loss) income as a percentage of revenue was (6.3%) for the third quarter of 2010 compared to 3.3% for the third quarter of 2009.  The loss was primarily due to lower revenue and gross profit, partially offset by lower selling, general and administrative expenses, as discussed previously.

Income Tax

Income tax expense during the three months ended September 30, 2010 and 2009 was $0.4 million and $0.6 million, respectively.  We recorded income tax expense during the three months ended September 30, 2010 despite our loss from continuing operations due to the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets during the second quarter of 2010.  Until we generate U.S. income from continuing operations, we will be unable to utilize the tax benefit related to our net operating loss carryforwards.  As such, we did not record any U.S. income tax benefit during the three months ended September 30, 2010.  The expense recorded during the three months ended September 30, 2010 was primarily related to taxable income from our Canadian operations.

Net (Loss) Income

Net loss was $4.5 million for the third quarter of 2010 compared to net income of approximately $1.8 million during the third quarter of 2009.  The decrease in net income was primarily due to lower revenue and gross profit, partially offset by lower selling, general and administrative expenses, as discussed previously.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30, 2010	% of Revenue	Nine Months Ended September 30, 2009	% of Revenue	% Change YTD September 30, 2009 to 2010
Revenue	$200,684	100.0%	$216,463	100.0%	-7.3%
Cost of services	179,279	89.3%	179,137	82.8%	0.1%
Gross profit	21,405	10.7%	37,326	17.2%	-42.7%
Selling, general and administrative expenses	31,485	15.7%	31,665	14.6%	-0.6%
Impairment losses and restructuring charges	1,214	0.6%	6,437	3.0%	-81.1%
Operating loss	(11,294)	-5.6%	(776)	-0.4%	NM
Net interest and other income (expense)	243	0.1%	(216)	-0.1%	NM
Loss from continuing operations before income taxes	(11,051)	-5.5%	(992)	-0.5%	NM
Income tax expense (benefit)	1,770	0.9%	(126)	-0.1%	NM
Net loss from continuing operations	(12,821)	-6.4%	(866)	-0.4%	NM
Income from discontinued operations, net of tax	—	0.0%	4,640	2.1%	NM
Net (loss) income	$(12,821)	-6.4%	$3,774	1.7%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Nine Months Ended September 30,
	2010		2009
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$128,932	64.2%	$151,887	70.2%
Cost of services	109,406	61.0%	123,157	68.8%
Gross profit	$19,526	91.2%	$28,730	77.0%
Gross profit %	15.1%		18.9%

Canada:
Revenue	$49,690	24.8%	$57,212	26.4%
Cost of services	45,712	25.5%	48,798	27.2%
Gross profit	$3,978	18.6%	$8,414	22.5%
Gross profit %	8.0%		14.7%

Offshore:
Revenue	$22,062	11.0%	$7,364	3.4%
Cost of services	24,161	13.5%	7,182	4.0%
Gross profit	$(2,099)	-9.8%	$182	0.5%
Gross profit %	-9.5%		2.5%

Revenue

Revenue decreased by $15.8 million, or 7.3%, from $216.5 million in the first nine months of 2009 to $200.7 million in the first nine months of 2010.  The decrease was driven by a $23.0 million decline in revenue in our U.S. segment. Of this decrease, $9.6 million is attributable to the closure of two sites in the first half of 2010 (Victoria, Texas and Laramie, Wyoming).  Revenue declined approximately $13.4 million among our other U.S. sites, driven by a decline in call volumes from our two largest wireless clients and certain telecommunications clients serving the traditional “wireline” or land telephone services.  Revenue in our Canadian segment declined by $7.5 million in the first nine months of 2010 compared to the first nine months of 2009.  The decrease was driven by the closure of our Regina, Saskatchewan facility in February 2009, which had contributed $0.9 million in revenue in the first nine months of 2009, and the closure of our Thunder Bay, Ontario facility in March 2010, which caused a decline in revenue in the first nine months of 2010 of approximately $3.0 million as compared to the first nine months of 2009.  Revenue from our Sarnia, Ontario location decreased by approximately $3.8 million in the first nine months of 2010 compared to the first nine months of 2009.  We expect to close this location in December 2010.  Revenue from our Offshore segment increased by $14.7 million.  The increase was due to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, which contributed $7.7 million in revenue and the ramp-up of our Makati, Philippines facility, which contributed incremental revenue of $7.0 million in the first nine months of 2010compared to the first nine months of 2009.

Cost of Services and Gross Profit

Cost of services increased by $0.1 million, or 0.1%, from approximately $179.1 million in the first nine months of 2009 to $179.3 million in the first nine months of 2010.  Cost of services in the U.S. decreased by approximately $13.8 million.  Gross profit as a percentage of revenue in the U.S. decreased from 18.9% in the first nine months of 2009 to 15.1% in the first nine months of 2010.  The decrease in cost of services in the U.S. was driven by a $10.2 million decline related to the two site closures in the first nine months of 2010, as discussed above, as well as a reduction in full-time equivalent agents due to the lower call volumes from our two largest clients and telecommunications clients serving the traditional “wireline” or land telephone services, described above.  Cost of services in Canada declined by $3.1 million in the first nine months of 2010 from the first nine months of 2009, of which $4.5 million was due to the closure of the facilities in Regina, Saskatchewan and Thunder Bay, Ontario.  This was partially offset by an increase to cost of services of $3.0 million due to declines in the Canadian to U.S. dollar exchange rate.  Cost of services for our Offshore segment increased by $17.0 million in the first nine months of 2010 compared to the first nine months of 2009 due to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, and the ramp-up of our Makati, Philippines facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.2 million, or 0.6%, from $31.7 million in the first nine months of 2009 to $31.5 million in the first nine months of 2010.  As a percentage of revenue, selling, general and administrative expenses increased from 14.6% to 15.7% period over period.  Selling, general and administrative expenses were less in the first nine months of 2010 due in part to the absence of $0.6 million in expense recorded in the first nine months of 2009 for the settlement of a shareholder lawsuit, as well as a decline of $0.3 million in hiring expense.  This was partially offset by an increase in depreciation expense of $0.7 million period over period.

Impairment Losses and Restructuring Charges

During the nine months ended September 30, 2010, we recorded approximately $1.2 million of impairment losses and restructuring charges.  We recorded approximately $3.1 million of impairment losses ($2.6 million in our U.S. segment and $0.5 million in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The impairment losses were offset by a $1.9 million reduction of restructuring charges due to a change in the sublease estimate at one of our facilities.  During the nine months ended September 30, 2009, we incurred $1.7 million of impairment losses and $4.7 million in restructuring charges in our Canadian segment.

Operating Loss

We had an operating loss of $11.3 million in the first nine months of 2010 and an operating loss of $0.8 million in the first nine months of 2009.  Operating loss as a percentage of revenue was 5.6% for the first nine months of 2010 compared to 0.4% for the first nine months of 2009.  The increase in the loss was primarily due to lower revenue and gross profit, partially offset by lower impairment and restructuring charges, as discussed previously.

Net Interest and Other Income (Expense)

Net interest and other income was approximately $0.2 million during the first nine months of 2010, compared to net interest and other expense of approximately $0.2 million during the first nine months of 2009.  The increase was due to a decrease in interest expense of approximately $0.3 million period over period due to the pay-off of certain notes payable in 2009, and a realized gain of approximately $0.1 million for the recovery of a previously impaired investment.

Income Tax

The provision for income taxes of $1.8 million in the nine months ended September 30, 2010 reflects the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets. During the first nine months of 2010, we evaluated all positive and negative evidence related to our ability to utilize our deferred tax assets and recorded a valuation allowance due to our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for fiscal year ending December 31, 2010, which increased income tax expense by $6.3 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Income from Discontinued Operations, net of tax

Income from discontinued operations was $0 during the first nine months of 2010 and approximately $4.6 million during the first nine months of 2009.  The income from discontinued operations in the first nine months of 2009 was due to the sale of Domain.com, our then wholly-owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of approximately $2.3 million.

Net (Loss) Income

Net loss was $12.8 million in the first nine months of 2010 compared to net income of approximately $3.8 million in the first nine months of 2009.  The decrease in net income was primarily due to lower revenue and gross profit, the absence of income from discontinued operations, and a valuation allowance taken against net deferred tax assets, partially offset by the lower impairment and restructuring charges, as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, working capital totaled $50.5 million and our current ratio was 2.98:1, compared to working capital of $60.4 million and a current ratio of 3.42:1 at December 31, 2009.

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

We renewed our $15 million revolving line of credit with UMB Bank Colorado, N.A. for one year, from August 1, 2010 to August 1, 2011.  We expect to use the line of credit for regular operating activities.  Any significant future expansion of our business may require us to secure additional cash resources.  If we enter into an acquisition, it may require us to use our cash, draw on our line of credit or obtain additional financing, which could decrease cash available for operations.  The current poor conditions of the U.S. credit markets may adversely impact our ability to obtain financing and could significantly impact our liquidity.  In addition, a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully herein and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 could adversely affect our business.  During the nine months ended September 30, 2010 and 2009 we used $1.8 million and $22.2 million on the line of credit, respectively, for regular operating activities.  During the nine months ended September 30, 2010 and 2009, we re-paid $1.8 million and $22.2 million, respectively, on the line of credit and there was no balance outstanding as of September 30, 2010.

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$14,469	$12,589
Investing activities	(13,033)	4,515
Financing activities	146	(6,846)
Effect of foreign exchange rates on cash	141	625
Net increase in cash and cash equivalents	$1,723	$10,883

Our balance of cash and cash equivalents was $21.3 million at September 30, 2010, compared to a balance of $19.6 million at December 31, 2009.

Operating Activities.  Net cash provided by operating activities increased $1.9 million from $12.6 million for the nine months ended September 30, 2009 to $14.5 million for the nine months ended September 30, 2010.  Net cash provided by operating activities for continuing operations declined by $0.4 million from $14.9 million for the nine months ended September 30, 2009 to $14.5 million for the nine months ended September 30, 2010.  The decline in cash provided by operating activities from continuing operations was driven by the $12.0 million greater loss in the nine months ended 2010 compared to the same period in 2009, partially offset by the following:  1) $6.5 million higher collections of accounts receivable period over period due to the timing of collections of large billings and 2) $5.2 million greater decrease in our income tax receivable period over period due to a large income tax refund collected in the first quarter of 2010.

Investing Activities.  Net cash used in investing activities was $13.0 million in the first nine months of 2010, compared to cash provided by investing activities of $4.5 million in the first nine months of 2009.  The decrease was due primarily to 1) the absence of proceeds from the sale of Domain.com of $7.1 million that was recorded in the first nine months of 2009, 2) a $7.4 million decrease in the proceeds from the sale of investments and 3) an increase of $3.2 million in purchases of property, plant and equipment due to new site openings in Costa Rica in March 2010 and the Philippines in April 2010.

Financing Activities.  Net cash provided by financing activities was $0.1 million in the first nine months of 2010, compared to cash used in financing activities of $6.8 million in the first nine months of 2009.  The change was due to the absence of payments on long-term debt which were $6.9 million in the first nine months of 2009 as we paid off two equipment loans in the second quarter of 2009.

Contractual Obligations.  Other than operating and capital leases for certain equipment, real estate and leases and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.  We maintain a $15 million revolving line of credit with UMB Bank Colorado, N.A. which we use to finance regular, short-term operating expenses.  The line of credit expires on August 1, 2011.  During the three and nine months ended September 30, 2010, we used $0 and $1.8 million on the line of credit, respectively, for regular operating activities.  During the three and nine months ended September 30, 2010, we re-paid $0 and $1.8 million, respectively.  During the three and nine months ended September 30, 2009, we used $0 and $22.2 million on the line of credit, respectively, for regular operating activities.  During the three and nine months ended September 30, 2009, we re-paid $0 and $22.2 million, respectively.  There was no balance outstanding on the line of credit as of September 30, 2010.  As of September 30, 2010, we were in compliance with our debt covenants.

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

During the nine months ended September 30, 2010, there were no other material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2009, see Item 7. “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 6, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2010.  Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these risks.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents.  We currently have a $15 million secured revolving line of credit.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  We drew $1.8 million on the line of credit and repaid all of such amount during the nine months ended September 30, 2010, and as of September 30, 2010, there was no amount outstanding on the line of credit.  If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominate in U.S. dollars.  During the three months ended September 30, 2010, we entered into Canadian dollar forward contracts for a notional amount of 17.4 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  During the three months ended September 30, 2010, we entered into non-deliverable forward contracts with respect to the Philippine peso for a notional amount of 288 million Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of September 30, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.  As of September 30, 2010, we had contracted to purchase 32.0 million Canadian dollars to be delivered periodically through June 2011 at a purchase price of approximately $30.3 million and we had contracted to purchase 288 million Philippine pesos to be delivered periodically through December 2010 at a purchase price of approximately $6.4 million.

During the nine months ended September 30, 2010, there were no other material changes in our market risk exposure.  For a complete discussion of our market risks associated with foreign currency and interest rate risks as of December 31, 2009, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Also, refer to Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the additions and modifications reflected in the risk factors below.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business.  Over 95% of our revenue in 2009 and the first nine months of 2010 was concentrated in the telecommunications industry.  During the first nine months of 2010, we experienced lower call volumes from our customers in the wire-line and wireless businesses which adversely affected our results.  Currently, our business is largely dependent on continued demand for our services from clients in this industry and on trends in this industry to purchase outsourced services. The continuing economic instability has weakened the demand for the products and services offered by our clients in the telecommunications sector and could continue to affect this demand in the future which would consequently weaken the demand for our services.  The weakened demand for our clients’ products and services could also cause a slowdown or reversal of the trend in the telecommunications industry to outsource the services we provide.  These factors could adversely affect our business, results of operations, growth prospects, and financial condition in the future.

Over 80% of our revenue in the first nine months of 2010 and the years ended December 31, 2009 and 2008, has been received from our two largest clients. The loss or reduction in business from either of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Nine Months Ended	Year Ended December 31,
	September 30, 2010	2009	2008
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	67.2%	63.6%	55.0%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	17.8%	21.5%	26.8%

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

In July 2010, we executed agreements with AT&T to ramp-down certain wireline services that we provide them.  Approximately 260 full-time equivalent agent positions in two of our U.S. sites will be eliminated through the first half of 2011 as the business declines.

We plan to close one of the sites, which is located in Greeley, Colorado, by the end of 2010 (except for a small number of corporate personnel).  Agents in this site that work on other customers or lines of business will be relocated to our other facility in Greeley, Colorado.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2011 and others in 2012.  Although we have negotiated extended terms for several of these contracts, others may not be extended past their initial terms.  The initial term of our master services agreement covering all AT&T work expired in January 2010.  After the initial term, the agreement automatically renews month-to-month thereafter.  We are currently negotiating a new master services agreement and expect to execute the agreement during the fourth quarter of 2010. Until the new agreement is signed, our services provided to AT&T are covered under the existing master services agreement. On October 27, 2010, we entered into an agreement with AT&T for the renewal of certain services we provide to them with regard to their wireless consumer customers.  During the third quarter of 2010, this business represented approximately 52% of our revenue with AT&T.  The agreement is effective through September 1, 2012.  The agreement is filed as Exhibit 10.1 to this Form 10-Q.

Our call center services agreement with T-Mobile became effective as of October 1, 2007 and has an initial term of two years.  After the initial term, the contract automatically renews thereafter, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  Although the initial term of the contract ended on September 30, 2009, the contract automatically renewed through October 1, 2011.  In August 2010, T-Mobile indicated that they would hold a formal process for selecting vendors for approximately half of the work that we currently service along with an additional, significant opportunity with work that we do not currently perform for T-Mobile.  We participated in the first stage of this process and have been selected to submit a full formal response.  We expect a final decision to be made by the end of 2010.  We expect to be selected as a continuing vendor for T-Mobile but we can provide no assurance that this will be the case nor that if we are selected that we will be selected to perform work at the level that we currently provide, or that the terms of any new agreement will be comparable to those currently provided for under our existing agreement.  If we are not selected as a vendor, if we are selected as a vendor but at a significantly reduced level, or if the terms of any new agreement are less favorable than the existing agreement, it would have a material adverse effect on our business, results of operations, and financial condition.  Until the process is complete, we continue to provide services to T-Mobile under the existing agreement.

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

ITEM 5. OTHER INFORMATION

On October 27, 2010, we entered into an agreement with AT&T Services, Inc. for the renewal of certain services we provide to them with regard to their wireless consumer customers.  During the third quarter of 2010, this business represented approximately 52% of our revenue with AT&T.  The agreement is effective through September 1, 2012.  The agreement is filed as Exhibit 10.1 to this Form 10-Q.

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(REGISTRANT)

By:	/s/A. LAURENCE JONES	Date: October 29, 2010
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: October 29, 2010
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Restated Bylaws of StarTek, Inc.	8-K	3.2	8/2/2007

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1*&	Work Order No. 20070105.006.S.019 effective October 27, 2010 pursuant to Master Services Agreement No. 20070105.006.C dated January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed with this Form 10-Q.

&              Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.