Form 10-K
period 2010-12-31
STARTEK INC
filed 2011-03-04
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

As of February 15, 2011, 15,120,895 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2010 was $46.4 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by certain persons who owned more than 5% of the outstanding common stock as of such date who likely are affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2011 annual meeting of stockholders.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

Part I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

StarTek is a provider of business process outsourcing services.  We partner with our clients to meet their customer service needs and  objectives  by improving their customer retention and brand loyalty, increasing  revenues and reducing costs through an improved customer experience.  The StarTek comprehensive service suite includes customer care, sales support, complex order processing, accounts receivable management, technical and product support and other industry-specific processes.  We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) Offshore.  As of December 31, 2010, our U.S. segment included the operations of our ten facilities in the U.S.; our Canada segment included the operations of our three facilities in Canada; and our offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  Financial information for each of our reportable segments for the last three fiscal years is included in Note 16, “Segment Information,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.

Our business is providing an exceptional customer experience that enhances brand loyalty for our clients while improving their profitability and competiveness.

Service Offerings

We provide our clients with an outsourced customer care service offerings so that they can focus on their core business and preserve capital.  Our service offering includes customer care, sales support, complex order processing, accounts receivable management, technical and product support and other industry-specific processes.  We provide to our clients, a transparent extension of their brand no matter what service offering we provide for them.

Customer  Experience Management.  We provide customer experience management throughout the life cycle of our clients’ customers.  These programs include management of customer acquisition, new account set-up, repair services management, customer information verification, loyalty programs, service activation, renewals, account inquiries, complaint resolutions, product information, and billing support.  These services are aimed at seamlessly managing the relationships between our clients and their customers in a manner that  promotes customer retention and loyalty.

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

Sales Support. Through our sales support service, we strive  to increase the revenue generation of our clients through cross-selling and up-selling our clients’ products to their customers.  We have the ability to increase customer purchasing levels, implement product promotion programs, introduce our clients’ customers to new products, secure and process additional customer orders, contract renewal programs and handle inquiries related to product shipments and billing.

Provisioning and Complex Order Processing.  Our complex order processing services provide our clients with large scale project management and direct relationship management for our clients’ large enterprise customers.  This service includes order management and technical sales support for high-end communications services, such as wire-line, wireless, data and customer premise equipment. In addition, we process order fallout from our clients’ automated systems, complete billing review and revenue recovery, and perform quality assurance.  Our services enable a client to provide large scale project management and customer relations services to their customers in a more efficient and cost effective way.

Receivables Management.  We provide billing, credit card support and first party collections through our receivables management services.  These services allow our clients to reduce the risk of nonpayment by automatically transferring the calls made by delinquent customers to us, at which point our representatives encourage the customers to pay their bill in order to continue to receive service. Customers may bring their bill current through credit or debit card payments, electronic checks or money orders. This service allows us to help our clients reduce their number of days sales outstanding and bad debt write-offs.

Other.  We provide other industry-specific processes including technical support, phone number portability and directory management.  We provide number portability services - when our clients’ customers wish to keep their phone number when changing service providers.  Our phone number portability services, which include both automated and live agent interaction, facilitate pre-port validation, data collection, automatic processing of port-out/in requests, direct and automated interface with the service order activation platform, fallout management tool and port request tracking and archiving.  We also provide 411 directory listing management services.

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

CUSTOMER TRENDS

Through collaboration with our clients, we have observed a few emerging trends.  Our clients are increasingly focused on:  (1) improving client satisfaction and retention; (2) improving the customer experience; and (3) increasing up-sell and cross-sell opportunities.  We deliver  a high level of customer satisfaction as evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to other outsourced partners.  We have demonstrated to our clients our success in increasing revenue per subscriber  by the results of our up-sell and cross-sell methodologies during customer interactions.  Our clients value a combination of on-shore, near-shore, offshore and home agent delivery platforms.  They realize the value of on-shore call centers in North America for the cultural and language familiarity available,  which improves the customer experience particularly in the case of voice-enabled services.  An at  home  delivery platform  is  well received because  of the quality of  home agents and the ability to choose agents who are  at a lower cost than traditional call center agents. The talent pool, which is not limited by geography, allows us  to choose the top candidates from those who apply.  The potential candidate’s skill set is also evaluated and matched with the kind of clients or work we have available to ensure the best fit. Given this demand, we have invested in StarTek@Home technologies and plan to continue to grow our number of home agents during 2011.  Customers also have a desire for near-shore and offshore options in order to reduce their costs.  In response to this demand for offshore solutions, we opened our first facility in the Philippines in 2008, and a second facility in 2010.  Also in 2010, we opened a new facility in Costa Rica which will enable us to provide a near-shore solution, as well as Spanish speaking capabilities.

KEY COMPETITIVE DIFFERENTIATORS

We offer a variety of customer management solutions that provide front to back-office capabilities utilizing the StarTek Choice delivery platform. StarTek Choice includes onshore, near shore, offshore, and StarTek@Home sourcing alternatives. We also offer multi-channel interactions across voice, chat, email, and IVR channels.  Our solution configuration is aligned with our clients’ unique requirements.  We are flexible in designing solutions around our clients’ strategic goals, and we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology. We believe that we are differentiated by our  client centric culture, quality of our execution and results, our flexibility and competitive pricing.

Flexible and Nimble

StarTek  is flexible and nimble as evidenced by our ability to provide a proactive response, creative solutions and the speed of execution to our clients’ customers. We partner with our clients and, as such, become an extension of them.

Superior Quality and Results

Quality execution  is the driving force behind our culture. We are frequently ranked highly by our clients, but just as importantly, ranked highly by our clients’ customers. We believe that we are a catalyst enabling our clients to earn the JD Power and other coveted industry quality awards. Our client’s customer strategies are the driving force behind our solutions and their delivery. We seek to execute on our clients’ quality metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost effective solution.  In order to achieve these goals, our program managers find ways to optimize the effectiveness and efficiency of the delivery of our solutions.

Customer Centric

We manage customer relationships to increase loyalty and profitability for our clients. Loyal customers purchase more frequently, provide higher revenues per purchase, acquire multiple products or services, refer our clients to others, and continue to purchase from our clients over long periods of time. Our solutions derive more benefits from customer interactions by delivering increased customer satisfaction and revenue, which in turn leads to a higher return on our client’s customer investments.

STRATEGY

We seek to become a market leader in providing high-value BPO services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and really listen to their business needs.  In addition, we need to deliver creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery a quality customer experience to our client’s customers. To become a leader in the market, our strategy is to:

•                  grow our existing client base by deepening and broadening our relationships,

•                  add new clients and continue to diversify our client base by entering new vertical markets

•                  improve the profitability of our business through an increased percentage of revenues from our offshore operation, operational improvements, increased utilization and right-sizing our North American operation,

•                  expand our global delivery platform to meet our client needs,

•                  broaden our service offerings by providing more innovative and technology enabled solutions,

•                  identify prudent acquisitions to expand our business scale and service offerings.

During 2010, we expanded our near-shore and offshore delivery platforms by opening a facility in Costa Rica during the first quarter of 2010 and our second facility in the Philippines during the second quarter of 2010.  We believe that diversifying our geographic platform will result in improved margins and position us for future growth.  In addition, in 2010 we continued to execute on our site optimization plan whereby we closed two unprofitable Canadian facilities and closed four U.S. facilities in order to drive efficiencies and improve margins.  Some of these closures were in response to lower client demand, which is discussed further within “Clients” below. We will continue to evaluate the profitability of our North American locations as leases expire, and we will close sites if necessary.

In 2010, we expanded our sales team, signed five new clients (many outside our traditional wireless and wireline vertical markets) and  launched a number of new programs with existing clients. We continued to invest in technologies to drive efficiencies in our operation and broaden our service offering.  Finally, we actively explored business acquisitions that would allow us to accelerate our growth, reduce our client concentration and diversify into new vertical markets.

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

INDUSTRY

According to a September 2010 report published by IDC, a leading provider of industry research and market intelligence, it is estimated that worldwide spending on customer care business process outsourcing services is expected to grow at a compound annual rate of 6.1% through 2014, which is lower than prior forecasts.  In a May 2010 IDC report, this estimate was 7.3% during the period 2010 to 2013.  The worldwide global outsourced customer care market was $62.2 billion in 2009.  In the May 2010 IDC report, it was expected that the Philippines, U.S. home agent and Latin America markets would grow at the fastest rate, with compound annual growth rates of 15%, 14% and 10%, respectively.  The report also projected that the technology sector of customer care would grow at the highest rate of 8.5%, followed by customer services at 6.9% and sales at 4.9% compound annual growth rates.

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

COMPETITION

We believe that our competitive differentiators are our flexibility, quality, results and customer centric focus.  We compete with a number of companies that provide similar services on an outsourced basis, including technical support and customer care companies such as APAC Customer Services, Inc.; Teleperformance; Convergys Corporation; NCO Group; Aegis PeopleSupport; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc., Stream Global Services, Inc. and West Corporation.  We compete with the aforementioned companies for new business and for the expansion of existing business within the clients we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer agents, number of product offerings, and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our flexibility and ability to react quickly and efficiently to integrate client technology into our contact centers.  We believe our success is contingent more on our quality of service than our overall size.  We also compete with in-house process outsourcing operations of our current and potential clients.  Such in-house operations include customer care, technical support, internet operations and e-commerce support.  As noted in our industry discussion, market reports suggest that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the U.S. Accordingly, our strategic objectives include expanding our geographic platform so that we may compete with those companies who have devoted significant time and money to operating offshore.  Several of our competitors merged during 2009 and 2010, which increased the size and reach of those competitors, which may affect our competitive position. However, we believe there are integration challenges involved in consolidations, which may provide us an opportunity to deliver superior customer service to our clients.  Some competitors may offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services.

Therefore, part of our strategy is to expand our service offerings by increasing our presence offshore, near-shore and with StarTek@Home agents, as well as investing in new technologies which will enhance our competitive advantage.  We primarily compete with the aforementioned companies on the basis of price and quality.  As such, our strategy continues to be to execute on our clients’ quality metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost effective solution.  We view our competitive advantage as being a large enough company to offer the breadth of service offerings that are often requested by our clients while, being agile enough to quickly respond to our clients’ needs.

CLIENTS

As mentioned previously, we seek to become the expert provider of outsourced customer care and related services for the communications industry and believe that we possess expertise in servicing clients within that industry.  Accordingly, more than 95% of our revenue is derived from customers within that industry.  Our two largest customers, AT&T Inc. (“AT&T”) and T-Mobile USA, Inc. (“T-Mobile”) (a subsidiary of Deutsche Telekom), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of a large program from one of these clients, a significant reduction in the amount of business we receive from a principal client, renegotiation of pricing on several programs simultaneously for one of these clients, the delay or termination of a principal clients’ product launch or service offering, or the complete loss of one or more of these principal clients would adversely affect our business and our results of operations (see Item 1A. “Risk Factors”).  The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2010	2009	2008
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	66.2%	63.6%	55.0%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	18.1%	21.5%	26.8%

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by them. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below.

In July 2010, we executed agreements with AT&T to ramp-down certain wireline services that we provide to them.  Approximately 260 full-time equivalent agent positions in two of our U.S. sites will be eliminated through the first half of 2011 as the business declines.  We closed two sites, one in Greeley, Colorado and one in Grand Junction, Colorado.  Agents that serviced other customers or lines of business were relocated to our other facilities in Greeley and Grand Junction.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2011 and others in 2012.  Although we have negotiated extended terms for several of these contracts, others may not be extended past their initial terms.  The initial term of our master services agreement covering all AT&T work expired in January 2010 and has since been extended until July 1, 2011.  After the initial term or any extension term, the agreement automatically renews month-to-month thereafter. In October 2010, we entered into an agreement with AT&T for the renewal of certain services we provide to them with regard to their wireless consumer customers.  During 2010, this business represented approximately 52% of our revenue with AT&T.  The agreement is effective through September 1, 2012.

Our call center services agreement with T-Mobile became effective as of October 1, 2007 and had an initial term of two years.    Although the initial term of the contract ended on September 30, 2009, we entered into an amendment that extended the term through September 30, 2011.  After the initial term or any extension term, the contract automatically renews thereafter for successive one year periods, unless either party provides written notice of termination at least 60 days prior to the expiration of the then-current term.  In August 2010, T-Mobile indicated that they would hold a formal process for selecting vendors for approximately half of the work that we currently service along with an additional, significant opportunity for work that we do not currently perform for T-Mobile.  We were selected to submit a full formal response and we did submit the response in December of 2010.  In February of 2011, we were notified that we were again selected to provide final pricing and comments to the proposed contracts.  We expect a final decision to be made in the first quarter of 2011.  We expect to be selected as a continuing vendor for T-Mobile but we can provide no assurance that this will be the case nor that, if we are selected, we will be selected to perform work at the level that we currently provide nor, that the terms of any new agreement will be comparable to those currently provided for under our existing agreement.  If we are not selected as a vendor, if we are selected as a vendor but at a significantly reduced level, or if the terms of any new agreement are less favorable than the existing agreement, it would have a material adverse effect on our business, results of operations, and financial condition.  Until the process is complete, we continue to provide services to T-Mobile under the existing agreement.

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

EMPLOYEES AND TRAINING

Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly employees during peak periods is critical to our ability to provide high quality outsourced services.  We compete  for labor with firms offering similar paying jobs in the communities in which we are located, which includes other contact centers.  During 2010 and 2009, we experienced difficulties hiring and retaining agents as we faced economic pressures in and around certain of our site locations.  Refer to Item 1A. “Risk Factors” for further discussion of risks surrounding our ability to recruit and retain personnel.

As of December 31, 2010, we employed approximately 8,900 employees. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2010.

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

ITEM 1A.  RISK FACTORS

Over 80% of our revenue in 2010, 2009 and 2008, has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2010	2009	2008
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	66.2%	63.6%	55.0%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	18.1%	21.5%	26.8%

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by them. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below.

Refer to “Clients”  in Item 1. for further discussion of our client contracts.

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

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business.  Over 95% of our revenue in 2009 and 2010 was concentrated in the telecommunications industry.  During 2010, we experienced lower call volumes from our customers in the wire-line and wireless businesses which adversely affected our results.  Currently, our business is largely dependent on continued demand for our services from clients in this industry and on trends in this industry to purchase outsourced services. The recent economic instability has weakened the demand for the products and services offered by our clients in the telecommunications sector and could continue to affect this demand in the future which would consequently weaken the demand for our services.  The weakened demand for our clients’ products and services could also cause a slowdown or reversal of the trend in the telecommunications industry to outsource the services we provide.  These factors could adversely affect our business, results of operations, growth prospects, and financial condition in the future.

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

Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result, our capacity utilization varies, and demands on our capacity are, to some degree, beyond our control. We have experienced, and in the future, may experience periods of idle capacity from opening new facilities where forecasted volume levels do not materialize. In addition, we have experienced, and in the future, may experience idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. In 2010, we determined it was necessary to close facilities in Victoria, Texas, Laramie, Wyoming, Thunder Bay, Ontario, Sarnia, Ontario, Greeley, Colorado and Grand Junction, Colorado.  We have also announced the closure of our facility in Alexandria, Louisiana during the first quarter of 2011.  These closures result in lease termination costs, severance costs or impairment charges.  During 2010, we recognized $2.8 million in impairment losses and restructuring charges related to these closures.  We may incur further impairment losses and restructuring charges during 2011 related to our planned closures.  There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

We generate revenue based on the demand for, and inquiries generated by, our clients’ products and services. If our clients’ products and services are not successful or do not generate the anticipated call volumes, our revenue and results of operations will be adversely affected.

In substantially all of our client relationships, we generate revenue based on the amount of products and services demanded by our clients’ customers.  The amount of our revenue also depends on the number and duration of customer inquiries.  Consequently, the amount of revenue generated from any particular client is dependent upon consumers’ interest in and use of that client’s products or services.  In addition, if the reliability of our clients’ products or services increases as a result of technological improvements, the volume of calls that we service may be reduced.  If customer interest in or increased reliability of any products or services offered by our clients and for which we provide outsourced services result in reduced service volumes, our revenue would be diminished.  We utilize forecasts made by our clients based on demand from their customers.  If the actual call volumes are materially lower than the forecasted volumes, our financial results could be adversely affected.

In 2010, we expanded our capacity to include two new facilities.   While the call volumes associated with these additional facilities ramped, we experienced excess capacity and incurred additional costs as we worked towards bringing these facilities to normal operational levels.  In 2010, we closed six facilities and have recently announced one more site closure in the first quarter of 2011.  If client demand declines due to economic conditions or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Our existing and potential clients are currently decreasing the number of vendors they are using to outsource their business process services.  If we lose more business than we gain as a result of this vendor consolidation, our business and results of operations will be adversely affected.

Our existing clients and a number of clients we are currently targeting have been decreasing the number of firms they rely on to outsource their business process outsourced services. We believe these clients are taking this action in order to increase accountability and decrease their costs, and under current economic conditions, there is an increased risk that our clients will outsource their business process outsourced services to even fewer firms to reduce costs further. If this consolidation results in us losing one or more of our clients, our business and results of operations will be adversely affected. In addition, this consolidation could make it more difficult for us to secure new clients, which could limit our growth opportunities.

If we experience an interruption to our business, our results of operations may suffer.

Our operations depend on our ability to protect our facilities, computer equipment, telecommunications equipment, software systems and clients’ products and confidential client information against damage from telecommunications interruption, power loss, fire, natural disaster, theft, unauthorized intrusion, computer viruses, internet interruption, e-commerce interruption, bomb threats, terrorist attacks and other emergencies. Our locations in the Philippines are exposed to a higher risk of weather related interruptions (including typhoon, flood and hurricane) than our North American operations.  We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs, our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients or allow our clients to terminate or renegotiate their arrangements with us. Although we maintain property and business interruption insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks and our ability to timely and consistently access and use telephone, internet, e-commerce, e-mail, facsimile connections and other forms of communication are substantially dependent upon telephone companies, internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.

Our operations in Canada, the Philippines and Costa Rica subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business in Canada and the Philippines, we are exposed to market risk from changes in the value of the Canadian dollar and Philippine peso. For the smaller portion of our business that we conduct in Costa Rica, we are exposed to market risk from changes in the value of the Costa Rican colon.  Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations and, therefore, may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, but the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars, Philippine pesos and, to a lesser extent, the Costa Rican colon.  Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso or Costa Rican colon exchange rates can cause significant fluctuations in our results of operations.  During 2010, we engaged in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar and the Philippine peso versus the U.S. dollar.  During 2010, we did not enter into hedging agreements for the Costa Rican colon.  We may participate in hedging activities in the future relating to the Canadian dollar, Philippine peso and Costa Rican colon. However, currency hedges do not and will not eliminate our exposure to fluctuations in the currencies.  In the past few years, there have been large fluctuations in the value of the U.S. dollar against the value of the Canadian dollar.  If the U.S. dollar weakens against the value of the Canadian dollar, it would increase our costs and adversely affect our results from operations.  Likewise, increases in the value of the Philippine peso or Costa Rican colon, or currencies in other foreign markets in which we may operate in relation to the value of the U.S. dollar would further increase our costs and adversely affect our results of operations.

Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.

We enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients. However these contracts generally permit termination upon 30 to 90 days notice by our clients, they do not designate us as our clients’ exclusive outsourced services provider, they do not penalize our clients for early termination, they hold us responsible for work performed that does not meet pre-defined specifications and they and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results.  In addition, some contracts with our two largest clients either expire in 2011 or are currently under negotiation for renewal, and we cannot guarantee that they will be extended or renewed.  If a principal client cancelled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients’ customers, as described above, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us which would have an adverse effect on our revenue, results of operations and overall financial condition.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. During 2010, we continued to experience a high rate of employee turnover, which, in turn, requires significant recruiting and training costs. Such turnover adversely affects our operating efficiency, productivity and ability to fully respond to client demand, thereby, adversely impact our operating results.   Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers but also with other similar-paying jobs, including retail, oil and gas industry labor, food service, etc.  As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations.  Further increases in employee turnover or failure to effectively address and remedy these high attrition rates would have an adverse effect on our results of operations and financial condition.

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

If we are not able to develop new products or services, we may not be able to provide the same level of service provided by our competitors, which could result in the loss of an existing client or being unable to generate new clients.  If we are not able to develop new products and services, we could lose market share or not be able to grow our business and diversify our revenue base and thereby reduce our reliance on our significant customers.

Failure to implement technological advancements could make our services less competitive.

Technologies that our clients or competitors already possess or may in the future develop or acquire may decrease the cost or increase the efficiency of competing services. We believe that to remain competitive, we must continue to invest in technology to be able to compete for new business and maintain service levels for clients. We may not be able to develop and market any new services that use, or effectively compete with, existing or future technologies, and such services may not be commercially successful. Furthermore, our competitors may have greater resources to devote to research and development than we do and, accordingly, may have the ability to develop and market new technologies with which we are unable to successfully compete.

Our operating costs may increase as a result of higher labor costs.

During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2010, the local economies in some of the locations in which we operate experienced growth, which caused us to increase labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive.  Effective July 2009, the U.S. federal minimum wage was increased.  The minimum wage applicable to most of our operations in Canada is rising even more dramatically than in the U.S.  Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease.  In the past, some of our Canadian employees have attempted to organize a labor union, and economic and legislative changes in the U.S. may encourage organizing efforts in the future which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our lack of a wide geographic diversity outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

Although we currently conduct operations in Canada, the Philippines and Costa Rica, we do not have a wide geographic diversity. Our lack of such diversity could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. It may also limit our ability to gain new clients who may require business process service providers to have this greater flexibility across differing geographies.

The movement of business process outsourcing services to other countries has been extensively reported in the press. Most analysts continue to believe that many outsourced services will continue to migrate to other countries with lower wages than those prevailing in the U.S. Accordingly, unless and until we continue to develop significant geographic diversity, we may be competitively disadvantaged compared to a number of our competitors who have already devoted significant time and money to establishing extensive offshore operations.

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

The current recent economic downturn and disruptions in the capital and credit markets in the U.S. and world economies have reduced consumer spending and reduced spending by businesses and such spending has not yet returned to pre-downturn levels.  Since our revenue is largely concentrated in the telecommunications industry, and the majority of our business involves technical support and customer care services initiated by our clients’ customers, our revenue is dependent on the amount of telecommunications products and services demanded by our clients’ customers.  Consequently, a general reduction in consumer demand for such products and services due to the recession in the domestic and international economies could reduce the demand for our services and have a material adverse effect on our results of operations.

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

We intend to grow our business by increasing the number of services we provide to existing clients by expanding our overall client base in current and new vertical markets and, in the future, through merger and acquisition activity. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth we would be required to open additional facilities, expand and improve our information systems and procedures, and hire, train, motivate, and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures, and personnel may not be adequate to support our future operations. Further, we may not be able to maintain or accelerate our current growth, effectively manage our expanding operations, or achieve planned growth on a timely and profitable basis. During recent years, we incurred costs related to excess capacity as we opened new facilities in anticipation of volume levels that did not materialize.  As a result, our operating profits declined, and our stock price was adversely impacted.  If we are unable to manage our growth efficiently, or if growth does not occur, our business, results of operations, and financial condition could suffer.

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.

We depend on telephone and data services provided by various local and long distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could affect our business. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts with various providers for telephone and data services and by investing in redundant circuits.  There is no obligation, however, for the vendors to renew their contracts with us or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. In addition, there is no assurance that a redundant circuit would not also be disrupted.  A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services or any significant interruption in telephone services, could adversely affect our business.

We have experienced significant management turnover and need to retain key management personnel.

In June 2010, we hired Chad A. Carlson as our Executive Vice President and Chief Operating Officer.  In addition, in October 2010, we hired a new Senior Vice President, General Counsel and Secretary and in January 2011, we hired a new Senior Vice President, Sales and Marketing.  We filled several other key management positions during 2008, 2009 and 2010.  High turnover of senior management can adversely impact our client relationships, stock price, our results of operations, and it may make recruiting for future management positions more difficult.  In some cases, we may be required to pay significant amounts of severance to terminated management employees.  In addition, we must successfully integrate any new management personnel whom we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business.  Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

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

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain contractual terms as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. We take measures to protect against unauthorized access and to comply with these laws and regulations. We use the internet as a mechanism for delivering our services to clients, which may expose us to potential disruptive intrusions. Unauthorized access, system denials of service, or failure to comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution and unfavorable publicity, any of which could negatively affect our operating results and financial condition. In addition, third party vendors that we engage to perform services for us may have an unintended release of personally identifiable information.

We face risks inherent in conducting business outside of North America.

Our operations in Canada accounted for 24.1% and 26.4% and 33.4% of our revenue in 2010, 2009 and 2008, respectively.  Our operations in the Philippines and Costa Rica accounted for 12.7%, 4.1% and 0.2% of our revenue in 2010, 2009 and 2008, respectively.  We opened our second facility in the Philippines in April 2010 and our facility in Costa Rica in March 2010.  An important component of our growth strategy is continued international expansion.  There are risks inherent in conducting business internationally, including but not limited to:

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

Our future growth depends on our ability to initiate, develop and maintain new client relationships, as well as our ability to maintain relationships with our existing principal clients. To generate opportunities for new business from existing clients, as well as obtain new clients, we may need to hire specialized sales and marketing staff to introduce new products and services.  If we are unable to hire sales people with the specialized skills and knowledge needed to attract new business, we would not be able to diversify our revenue base and thereby reduce our reliance on our significant customers.

Our largest stockholder has the ability to significantly influence corporate actions.

A. Emmet Stephenson, Jr., one of our co-founders, owned approximately 19.3% of our outstanding common stock as of February 15, 2011. Mr. Stephenson’s spouse also owns shares of our common stock. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more but less than 30% of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson’s hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $3.77 to a high of $8.20 during 2010.

Our quarterly operating results have historically varied and may not be a good indicator of future performance.

We have experienced, and expect to continue to experience quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control.  These factors include, changes in the amount and growth rate of revenue generated from our principal clients; the timing of receipt of payments from our clients; the timing of existing and future client product launches or service offerings; unanticipated volume fluctuations; expiration or termination of client projects; timing and amount of costs incurred to expand capacity in order to provide for further revenue growth from existing and future clients; and the seasonal nature of some clients’ businesses.

If we are unable to renew or replace sources of capital funding on satisfactory terms, potential growth and results of operations may suffer.

We have a $10.0 million line of credit, which is scheduled to expire on August 1, 2011 (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations”).  As of December 31, 2010, there was no balance outstanding on the line of credit.  We drew and repaid approximately $2.0 million on the line during 2010.  However, if  we are unable to renew the line of credit or are unable to secure alternative sources of debt or capital financing under satisfactory terms, or at all, we may lose an important source of liquidity and be unable to meet short-term cash needs required for growth opportunities.  This may adversely impact our financial results.  In addition, if we do not meet the debt covenant requirements under the line of credit, we could face adverse effects on our financial statements, including payments for waivers or higher interest rate obligations.  We believe we will obtain financing to replace or extend this line of credit that will allow us to meet our short-term cash needs.  However, the weakened conditions of the U.S. credit markets may adversely impact our ability to obtain financing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2010, we owned or leased the following facilities, containing in the aggregate approximately 1.2 million square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned (g)
Laramie, Wyoming	1998	22,000	Company Owned (c)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased (h)
Decatur, Illinois	2003	37,500	Leased
Alexandria, Louisiana	2003	40,000	Leased (i)
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased
Denver, Colorado	2004	23,000	Leased (a)
Victoria, Texas	2008	54,100	Leased (d)
Mansfield, Ohio	2008	31,000	Leased
Jonesboro, Arkansas	2008	65,400	Leased
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Kingston, Ontario	2001	20,000	Leased
Cornwall, Ontario	2001	73,800	Leased
Regina, Saskatchewan	2003	62,000	Leased (b)
Sarnia, Ontario	2003	37,200	Leased (f)
Thunder Bay, Ontario	2006	33,000	Leased (e)
Philippine Facilities
Makati City, Philippines	2008	78,000	Leased
Ortigas, Philippines	2010	223,500	Leased
Costa Rica Facility
Heredia, Costa Rica	2010	37,000	Leased

(a)          Company headquarters, which houses executive and administrative employees.

(b)         Our Regina, Saskatchewan facility ceased operations in February 2009.

(c)          Our Laramie, Wyoming facility ceased operations in January 2010.

(d)         Our Victoria, Texas facility ceased operations in January 2010 and is currently being sublet through the remaining lease term.

(e)          Our Thunder Bay, Ontario facility ceased operations in March 2010 and is currently being sublet through the remaining lease term.

(f)            Our Sarnia, Ontario facility ceased operations in December 2010 and the lease expired in January 2011.

(g)         Our Greeley, Colorado facility ceased operations in December 2010.

(h)         Our Grand Junction, Colorado facility ramped down operations in December 2010.

(i)             Our Alexandria, Louisiana facility ceased operations and the lease expired in February 2011.

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

ITEM 4.  [REMOVED AND RESERVED.]

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table shows the high and low closing sales prices for our common stock on the New York Stock Exchange for the periods shown:

	High	Low
2010
First Quarter	$8.20	$6.53
Second Quarter	$7.65	$3.77
Third Quarter	$5.18	$3.85
Fourth Quarter	$5.89	$4.05
2009
First Quarter	$4.78	$2.25
Second Quarter	$8.60	$3.15
Third Quarter	$9.88	$6.87
Fourth Quarter	$8.34	$5.76

HOLDERS OF COMMON STOCK

As of February 15, 2011, there were 80 stockholders of record and 15,120,895 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

Due to the February 2009 sale of our subsidiary, Domain.com, the results of operations related to this line of business has been reported as discontinued operations for all periods presented below.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$265,376	$288,980	$272,338	$244,615	$237,115
Cost of services	237,672	239,879	238,346	205,920	201,310
Gross profit	27,704	49,101	33,992	38,695	35,805
Selling, general and administrative expenses	43,281	43,196	40,814	38,991	30,247
Impairment losses and restructuring charges	2,835	6,437	9,225	4,325	—
Operating (loss) income	(18,412)	(532)	(16,047)	(4,621)	5,558
Net interest and other income (expense)	273	(210)	55	745	2,126
(Loss) income from continuing operations before income taxes	(18,139)	(742)	(15,992)	(3,876)	7,684
Income tax expense (benefit)	1,244	(751)	(6,301)	(719)	2,159
(Loss) income from continuing operations	(19,383)	9	(9,691)	(3,157)	5,525
Income (loss) from discontinued operations, net of tax	—	4,640	(210)	326	239
Net (loss) income	$(19,383)	$4,649	$(9,901)	$(2,831)	$5,764

Net (loss) income per share from continuing operations:
Basic	$(1.30)	$0.00	$(0.66)	$(0.21)	$0.38
Diluted	$(1.30)	$0.00	$(0.66)	$(0.21)	$0.38

Net (loss) income per share including discontinued operations:
Basic	$(1.30)	$0.31	$(0.67)	$(0.19)	$0.39
Diluted	$(1.30)	$0.31	$(0.67)	$(0.19)	$0.39

Weighted average shares outstanding:
Basic	14,903	14,792	14,713	14,696	14,680
Diluted	14,903	14,837	14,713	14,696	14,714

Balance Sheet Data:
Total assets	$132,755	$149,068	$146,864	$155,458	$155,735
Total debt	$—	$—	$6,494	$11,355	$15,968
Total stockholders’ equity	$100,647	$116,716	$107,019	$118,214	$118,382

Other Selected Financial Data:
Capital expenditures, net of proceeds	$16,942	$14,683	$27,979	$15,207	$19,767
Depreciation	$17,155	$15,977	$17,803	$17,092	$16,758
Cash dividends declared per common share	$—	$—	$—	$—	$1.11

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

We seek to become a market leader in providing high-value BPO services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and really listen to their business needs.  In addition we need to deliver creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery a quality customer experience to our client’s customers. To become a leader in the market, our strategy is to:

•                  grow our existing client base by deepening and broadening our relationships,

•                  add new clients and continue to diversify our client base by entering new vertical markets

•                  improve the profitability of our business through an increased percentage of revenues from our offshore operation, operational improvements, increased utilization and right-sizing our North American operation,

•                  expand our global delivery platform to meet our client needs,

•                  broaden our service offerings by providing more innovative and technology enabled solutions,

•                  identify prudent acquisitions to expand our business scale and service offerings.

During 2010, we expanded our near-shore and offshore delivery platforms by opening a facility in Costa Rica during the first quarter of 2010 and our second facility in the Philippines during the second quarter of 2010.  We believe that diversifying our geographic platform will result in improved margins and position us for future growth.  In addition, in 2010 we continued to execute on our site optimization plan whereby we closed two unprofitable Canadian facilities and closed four U.S. facilities in order to drive efficiencies and improve margins.  Some of these closures were in response to lower client demand, which is discussed further within “Clients” of Item 1 of this Form 10-K.  We will continue to evaluate the profitability of our North American locations as leases expire, and we will close sites if necessary.   In 2010, we expanded our sales team, signed five new clients (many outside our traditional wireless and wireline vertical markets) and  launched a number of new programs with existing clients. We continued to invest in technologies to drive efficiencies in our operation and broaden our service offering.  Finally, we actively explored business acquisitions that would allow us to accelerate our growth, reduce our client concentration and diversify into new vertical markets.

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with the regions in which our services are rendered.  As of December 31, 2010, our U.S. segment included the operations of ten facilities in the U.S.; our Canada segment included the operations of three facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  As of December 31, 2009, there were thirteen, five and one facilities in the U.S., Canada and Offshore segments, respectively.  As of December 31, 2008, there were thirteen, six and one facilities in the U.S., Canada and Offshore segments, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Overall economic conditions have impacted the telecommunications industry and our clients.  We have continued to notice a downturn in this sector which adversely affected our results in 2010.  The growth in wireless subscribers appears to be slowing, and our clients serving traditional “wireline,” or landline telephone services, are experiencing decreased demand.  We observed lower call volumes in our North American facilities in 2010 from our two largest customers compared to 2009, which adversely affected our results.  However, in 2010, we have seen strong demand for our Offshore call center services, primarily in the Philippines, which we expect to continue.

In response to overall economic conditions and the industry slowdown, we have observed a greater focus on cutting costs by our customers.  The cost cutting by our customers impacted us during the second quarter of 2010 when AT&T decided to ramp down a majority of its wireline business with us.  Approximately 260 full-time equivalent agent positions will be eliminated through the first half of 2011 as the business declines.  We closed two sites, one in Greeley, Colorado and one in Grand Junction, Colorado.  Agents that serviced  other customers or lines of business were relocated to our other facilities in Greeley and Grand Junction.

We have observed that in order to reduce their costs, customers are concentrated on 1) shifting a larger portion of their customer care offshore, 2) increasing their use of outsourced providers and 3) decreasing the number of agents handling calls.  In addition, the telecommunications space continues to shift away from wireline services, to wireless services as many consumers disconnect their home telephone lines in favor of using wireless devices, leading to lower call volumes among wireline clients.  These telecommunications industry trends could adversely impact our financial results in 2011; however, the shift toward outsourced and offshore providers could positively impact our business because of our increased presence in Costa Rica and the Philippines.  Given that over 95% of our revenue is concentrated in the telecommunications industry, the speed and intensity in which these trends develop could adversely affect our business.  Our strategy includes expanding into other vertical markets, including cable, healthcare, technology and energy, diversifying our client base in order to reduce our exposure to the risks relating to the telecommunications industry, and expanding our offshore platform to keep pace with the anticipated higher demand for those services.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2010

New Facilities

One component of our strategy is to expand our global delivery platform by growing offshore and near-shore.  Management believes that expansion into international locations will broaden our service delivery platform and build our competitive advantage.  These new facilities are described below.

•                  Ortigas, Philippines:  We opened our second facility in the Philippines in April 2010.  Management decided to open this facility based upon client demand experienced with our first facility, which opened in 2008.  We have found that our customers are interested in this lower cost alternative.   The lease has an initial term of five years with a tenant option for an additional five years and is approximately 223,500 square feet.

•                  Heredia, Costa Rica:  We opened our first facility in Costa Rica in March 2010.   Management chose Costa Rica for its large, well-educated bilingual talent pool and good business climate.  The facility is located in Heredia, Costa Rica and is approximately 37,000 square feet.

Site Closures

We endeavor to achieve site optimization at all of our locations by routinely evaluating site performance.  As lease terms expire, or if local economic conditions, prevailing wage rates, or other factors negatively impact the long-term financial viability of a location, management will from time to time make the decision to close a facility.  In connection with these site optimization efforts, as well as lower client demand discussed above, management made the decision to close the following sites during 2010:

•                  Laramie, Wyoming:  In January 2010, we closed our facility in Laramie, Wyoming.  The closure resulted in approximately $2.4 million less revenue during 2010 compared to 2009, and increased gross profit by $0.3 million, compared to 2009 due to negative gross profit at this facility in 2009.  We have transitioned the work either to StarTek’s @Home platform, whereby agents work from their homes, or our Greeley, Colorado facility.  We incurred restructuring and impairment charges of approximately $0.5 million during the year ended December 31, 2010.  We own our facility in Laramie, Wyoming and have committed to a plan to sell the building in this location.  Therefore, we reclassified these long-lived assets as current assets held for sale on our Consolidated Balance Sheet.

•                  Victoria, Texas:  In January 2010, we closed our facility in Victoria, Texas.  The closure was driven by the loss of a client program, resulting from lower call volumes from our second largest client.  The closure resulted in approximately $9.7 million less revenue during 2010 compared to 2009, and increased gross profit by $0.9 million, compared to 2009, due to negative gross profit at this facility in 2009.  We incurred restructuring and impairment charges of approximately $2.3 million during the year ended December 31, 2010.  In 2010, we entered into a sublease agreement for this facility through the remainder of the lease term.

•                  Thunder Bay, Ontario:  In March 2010, we closed our Thunder Bay, Ontario, Canada location.  The closure in Thunder Bay was driven by market conditions, namely recruiting challenges in this location, which negatively impacted the profitability of the location and led to management’s determination that it was in our long-term interest to close the location.  The closure resulted in approximately $4.3 million less revenue during 2010 compared to 2009, and increased gross profit by $0.5 million, compared to 2009, due to negative gross profit at this facility in 2009.  We recorded approximately $1.7 million in impairment losses in 2009 related to assets held at this facility because the carrying value of the assets was not recoverable.  We recorded an offset to restructuring and impairment charges of approximately $0.2 million in 2010 for the reversal of certain deferred rent liabilities, partially offset by additional impairment and restructuring charges.  In 2010, we entered into a sublease agreement for this facility through the remainder of the lease term.

•                  Sarnia, Ontario:  In December 2010, we closed our Sarnia, Ontario location.  The closure was driven by market conditions, namely recruiting challenges in this location, which negatively impacted the profitability of the location and led to management’s determination that it was in our long-term interest to close the location.  The ramp-down of this site during 2010 resulted in approximately $5.9 million less revenue during 2010 compared to 2009, and decreased gross profit by $3.1 million, compared to 2009.  We recorded approximately $0.3 million in impairment losses and restructuring charges during the year ended December 31, 2010.

•                  Greeley, Colorado:  In December 2010, we ramped down one of our Greeley, Colorado locations.  The closure was driven by the loss of a majority of our wireline business with AT&T, described above.  Agents in this site that serviced other customers or lines of business were relocated to our other facility in Greeley, Colorado.   The ramp-down of this site during 2010 resulted in approximately $3.7 million less revenue during 2010 compared to 2009, and decreased gross profit by approximately $1.0 million, compared to 2009.  We recorded approximately $0.2 million in impairment losses and restructuring charges during the year ended December 31, 2010.  We own our facility in Greeley and have committed to a plan to sell the building in this location.  Therefore, we reclassified these long-lived assets as current assets held for sale on our Consolidated Balance Sheet.

•                  Grand Junction, Colorado:  In December 2010, we ramped down one of our Grand Junction, Colorado locations.  The closure was driven by the loss of a majority of our wireline business with AT&T, described above.  Agents in this site that serviced other customers or lines of business were relocated to our other facility in Grand Junction, Colorado.   The ramp-down of this site during 2010 resulted in approximately $1.8 million less revenue during 2010 compared to 2009, and decreased gross profit by $0.9 million, compared to 2009.  We recorded approximately $0.7 million in impairment losses and restructuring charges during the year ended December 31, 2010.

•                  Other:  During 2010, we recorded a reduction of restructuring charges in the Condensed Consolidated Statements of Operations of $1.8 million to adjust the estimated restructuring liability for our Regina, Saskatchewan facility, which closed in February 2009, due to a sublease proposal.  We had previously assumed that we would not be able to sublease the facility.  We also recorded approximately $0.8 million in impairment losses for assets at other locations in which the future cash flows were less than the carrying value of the assets.  We may make the decision to close certain of these locations, in which case, we may incur restructuring charges in future periods.

Other Events

Income Tax Valuation Allowance

During 2010 we did not record $9.2 million, or $0.62 per share, in income tax benefits related to a valuation allowance against U.S. net deferred tax assets. U.S. GAAP requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and a 2010 U.S. pre-tax loss, we recorded a valuation allowance against our net deferred tax asset. The recording of a valuation allowance has no impact on cash and does not preclude us from utilizing the full amount of the deferred tax asset in future profitable periods.

SUBSEQUENT EVENTS

In February 2011, we closed our facility in Alexandria, Louisiana due to lower call volumes from our second largest client.  The lease expired in February 2011.

On March 1, 2011, we reached an agreement with UMB Bank to amend our line of credit agreement, whereby, the secured line of credit will be reduced from $15 million to $10 million.  Under the agreement, our financial covenant to maintain a minimum tangible net worth will be decreased from at least $100 million to at least $90 million.  In addition, borrowings will bear interest at the thirty day LIBOR index plus 2.50% and shall never be less than 4.00% per annum.  This is an increase from the previous terms which were that borrowings bore interest, at the option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75% and that the interest rate wouldn’t be less than 3.25% per annum. We expect to finalize this amendment in March 2011 and it will be effective through August 1, 2011.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Due to the February 2009, sale of our subsidiary, Domain.com, the results of operations related to this line of business have been reported as discontinued operations for all periods presented below.

The following table presents selected items from our Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31, 2010	% of Revenue	Year Ended December 31, 2009	% of Revenue	% change 2009 to 2010
Revenue	$265,376	100.0%	$288,980	100.0%	-8.2%
Cost of services	237,672	89.6%	239,879	83.0%	-0.9%
Gross profit	27,704	10.4%	49,101	17.0%	-43.6%
Selling, general and administrative expenses	43,281	16.3%	43,196	14.9%	0.2%
Impairment losses and restructuring charges	2,835	1.0%	6,437	2.2%	-56.0%
Operating loss	(18,412)	-6.9%	(532)	-0.2%	NM
Net interest and other income (expense)	273	0.1%	(210)	-0.1%	NM
Loss from continuing operations before income taxes	(18,139)	-6.8%	(742)	-0.3%	NM
Income tax expense (benefit)	1,244	0.5%	(751)	-0.3%	NM
(Loss) income from continuing operations	(19,383)	-7.3%	9	0.0%	NM
Income from discontinued operations, net of tax	—	0.0%	4,640	1.6%	NM
Net (loss) income	$(19,383)	-7.3%	$4,649	1.6%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2010		2009
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$167,680	63.2%	$200,737	69.5%
Cost of services	142,656	60.0%	164,472	68.6%
Gross profit	$25,024	90.3%	$36,265	73.9%
Gross profit %	14.9%		18.1%

Canada:
Revenue	$64,010	24.1%	$76,307	26.4%
Cost of services	59,889	25.2%	64,397	26.8%
Gross profit	$4,121	14.9%	$11,910	24.3%
Gross profit %	6.4%		15.6%

Offshore:
Revenue	$33,686	12.7%	$11,936	4.1%
Cost of services	35,127	14.8%	11,010	4.6%
Gross profit	$(1,441)	-5.2%	$926	1.8%
Gross profit %	-4.3%		7.8%

Revenue

Revenue decreased by $23.6 million, or 8.2%, from $289.0 million in 2009 to $265.4 million in 2010.  The decrease was driven by the U.S. and Canadian segments.  Revenue in the U.S. segment decreased by 16.5%, or $33.1 million, due in part to three site closures during the year.  Our closures in the first quarter 2010 in Laramie, Wyoming and Victoria, Texas resulted in a decline in revenue of $12.2 million.  In addition, we ramped down two sites in 2010 due to the loss of certain wireline business with our largest client.  The ramp-down of these programs resulted in $5.4 million less revenue in these sites during 2010, compared to 2009.  We also announced in the fourth quarter that we may close our Alexandria, Louisiana facility in February 2011 due to lower call volumes from our second largest client, the resulting ramp-down of this site resulted in $2.1 million less revenue in 2010, compared to 2009.  The remaining decrease of $13.4 million was driven by lower call volumes from our two largest wireless clients and wireline clients. Revenue from Canada decreased by $12.3 million, or 16.1%.  The decline was driven by the ramp-down and closure of three sites in Canada (Regina, Saskatchewan in February 2009, Thunder Bay, Ontario in March 2010 and Sarnia, Ontario in December 2010) which contributed $11.0 million less revenue during 2010, compared to 2009.  The remainder of the decrease in the Canadian segment was due to lower North American call volumes from our two largest clients.  Offshore revenue increased $21.8 million from $11.9 million to $33.7 million due primarily to two new facilities opened there in 2010.  In March 2010, we opened our site in Costa Rica and in April 2010, we opened our second site in the Philippines, which combined contributed $12.7 million in incremental revenue in 2010, compared to 2009. The remaining increase was driven by an increase in full-time equivalent agents in our other Philippine location.

Cost of Services and Gross Profit

Cost of services decreased by $2.2 million, or 0.9%, from $239.9 million in 2009 to $237.7 million in 2010.  Gross profit as a percentage of revenue decreased from 17.0% in 2009 to 10.4% in 2010.  Cost of services in the U.S. decreased by approximately $21.8 million, or 13.3%, of which $17.0 million related to the ramp-downs and site closures, discussed above.   Cost of services in Canada decreased by approximately $4.5 million, or 7.0%.  The decrease was driven by a decline of $8.7 million in 2010, compared to 2009, for the three sites that closed in Canada during 2009 and 2010, described above.  This decline was partially offset by an increase in cost of services of $4.1 million due to a weaker U.S. to Canadian dollar exchange rate in 2010, compared to 2009.  These decreases to cost of services were partially offset by greater cost of services in the Offshore segment, which increased by approximately $24.1 million.  The increase was primarily due to higher cost of services associated with our new sites in Costa Rica and the Philippines, which increased cost of services by approximately $15.5 million, and the ramp-up of our Makati, Philippine location which nearly doubled agent headcount in 2010, compared to 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.1 million, or 0.2%, from $43.2 million in 2009 to $43.3 million in 2010.  As a percentage of revenue, selling, general and administrative expenses increased from 14.9% in 2009 to 16.3% in 2010.  Selling, general and administrative expenses were higher due to an approximately $3.0 million increase in base salary expense due in part to the hire of several executives and approximately $0.9 million in severance expense recorded during the fourth quarter of  2010.  These increases were partially offset by $0.6 million from the absence of expenses related to the settlement of a shareholder lawsuit in 2009, and declines of $0.9 million in hiring expense, $0.4 million in legal expense, $0.4 million in contract labor,  and $1.4 million related to payroll processing, personnel expense, consulting fees, training and travel expenses.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $2.8 million and $6.4 million for the years ended December 31, 2010 and 2009, respectively.  We recorded $4.1 million in impairment charges during 2010 related to our North American sites that we closed related to long-lived assets at these locations for which the carrying value is not recoverable and related to other sites in which future cash flows do not support the carrying value of the assets.  These charges totaled $3.2 million in our U.S. segment and $0.9 million in our Canadian segment.   We incurred approximately $0.5 million of restructuring charges, primarily in our U.S. segment, related to the above mentioned site closures.  The impairment losses and restructuring charges were offset by a $1.8 million reduction due to a change in the sublease estimate at one of our Canadian facilities.  We recorded approximately $1.7 million in impairment losses during 2009 in our Canadian segment due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable and restructuring charges totaled $4.7 million in 2009, related primarily to the February 2009 closure of our Regina, Saskatchewan facility.

Operating Loss

We incurred operating losses of approximately $18.4 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively.  The increase in the loss period over period was driven by the decrease in revenue and gross profit, partially offset by fewer impairment losses and restructuring charges, as discussed previously.

Net Interest and Other Income (Expense)

Net interest and other income was approximately $0.3 million in 2010, compared to net interest and other expense of $0.2 million in 2009.  The change was primarily due to a decrease in interest expense of approximately $0.2 million period over period due to the pay-off of certain notes payable in 2009, and a realized gain of approximately $0.1 million for the partial recovery of a previously impaired investment.

Income Tax Expense (Benefit)

The provision for income taxes of $1.2 million for the year ended December 31, 2010 reflects the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets.  During 2010, we evaluated all positive and negative evidence related to our ability to utilize our U.S. deferred tax assets and recorded a valuation allowance due to our three-year historical cumulative losses, recent operating losses and a 2010 U.S. pre-tax loss, which reduced the income tax benefit by $9.2 million in 2010.

Income from Discontinued Operations, net of tax

Income from discontinued operations was approximately $4.6 million in 2009.  In February 2009, we sold Domain.com, a then wholly owned subsidiary, for cash of approximately $7.1 million.  We had a gain on the sale of approximately $6.9 million, less taxes of $2.3 million, resulting in income of $4.6 million.

Net (Loss) Income

Net loss was approximately $19.4 million in 2010 and net income was approximately $4.6 million in 2009.  The change was primarily due to lower revenue and gross margin, the absence of income from discontinued operations and greater tax expense, partially offset by less impairment and restructuring charges, as discussed previously.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, working capital totaled $50.2 million and our current ratio was 2.82:1, compared to working capital of $60.4 million and a current ratio of 3.42:1 at December 31, 2009.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings and investments in our facilities.  We believe that cash flows from operations and cash provided by our line of credit will adequately meet our ongoing operating requirements for the next year.  Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

On March 1, 2011, we reached an agreement with UMB Bank to amend our line of credit agreement, whereby, the amount available on the secured line of credit will be reduced from $15 million to $10 million.  The reduction in the amount available on the line was in response to a modification of certain financial covenants.  During the fourth quarter of 2010, we were out of compliance with our cash flow coverage ratio covenant, which was approximately (16:1) compared to our requirement of greater than 1.50:1.  We obtained a waiver of this covenant from UMB Bank.  As of December 31, 2010, we were in compliance with all other of our debt covenants.  Our financial covenant to maintain a minimum tangible net worth will be decreased from at least $100 million to at least $90 million in the new agreement.  In addition, borrowings will bear interest at the thirty day LIBOR index plus 2.50% and shall never be less than 4.00% per annum.  This is an increase from the previous terms which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75% and that the interest rate wouldn’t be less than 3.25% per annum.  We expect to finalize this amendment in March 2011 and it will be effective through August 1, 2011.  We do not expect the decline in the amount available on the line to significantly impact our liquidity.  During 2010, the cumulative borrowings on our line of credit were approximately $2.0 million.  We do not anticipate the need to place substantially more reliance on the line of credit during 2011.  There was no balance outstanding on the line of credit as of December 31, 2010.

Any significant future expansion of our business may require us to secure additional cash resources.  If we enter into an acquisition, it may require us to use our cash, draw on our line of credit or obtain additional financing, which could decrease cash available for operations.  In addition, a decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in Item 1A. “Risk Factors” of this Form 10-K could adversely affect our business.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$14,747	$15,654	$11,616
Investing activities	(16,091)	411	(20,621)
Financing activities	268	(6,849)	(3,722)
Effect of foreign exchange rates on cash	225	795	(719)
Net (decrease) increase in cash and cash equivalents	$(851)	$10,011	$(13,446)

Our balance of cash and cash equivalents was $18.7 million at December 31, 2010, compared to a balance of $19.6 million at December 31, 2009.

CASH FLOWS — YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Operating Activities.  Net cash provided by operating activities from continuing operations was $14.7 million in 2010, representing a decrease of $3.2 million from $18.0 million in 2009.  The decrease of $3.2 million in cash provided by operating activities from continuing operations was driven by the following decreases: 1) $19.4 million decrease in income from continuing operations, 2) $5.9 million in deferred income taxes and 3) $2.7 million decrease in the change in accrued liabilities due to fewer restructuring costs in 2010, compared to 2009.  These decreases to cash provided by operating activities from continuing operations were partially offset by the following increases:1) $9.3 million change due to a reduction in our income tax receivable year over year resulting primarily from a large income tax refund collected in the first quarter of 2010, 2) $4.2 million lower accounts receivable period over period due to timing of payments, 3) $4.1 million in higher accounts payable in 2010 compared to 2009 due to timing of payments and 4) $3.9 million greater change in prepaid expenses which was relatively flat in 2010 but increased by $3.4 million in 2009 due primarily to an increase in maintenance contracts in 2009.

Investing Activities.     Net cash used in investing activities was $16.1 million in 2010 compared to cash provided by investing activities of $0.4 million in 2009.  The increase was primarily due to 1) the absence of proceeds from the sale of Domain.com of $7.1 million recorded in 2009, 2) a $7.4 million decrease in the proceeds from the sale of investments and 3) an increase of $2.3 million in purchases of property, plant and equipment due to new site openings in Costa Rica in March 2010 and the Philippines in April 2010.

Financing Activities.    Net cash provided by financing activities was $0.3 million in 2010 compared to cash used in financing activities of $6.8 million in 2009.  The change was primarily due to the absence of payments on long-term debt which were $6.9 million in 2009 as we paid off two equipment loans in the second quarter of 2009.

CASH FLOWS — YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

Operating Activities.  Net cash provided by operating activities increased by $4.0 million from $11.6 million in 2008 to $15.7 million in 2009.  Net cash provided by operating activities from continuing operations was $18.0 million in 2009, representing an increase of $6.2 million from 2008.  The increase of $6.2 million in cash provided by operating activities from continuing operations was driven by the following increases: 1) $14.5 million in deferred income taxes, whereby the net deferred income tax asset declined by $7.0 million compared to an increase of $7.5 million in 2008 because of the utilization of net operating loss carry forwards, 2) $3.7 million higher income from continuing operations after impairment losses and depreciation expense over

2008 (net income from continuing operations improved by $9.7 million, partially offset by $6.0 million less impairment and depreciation expense) and 3) $2.8 million of higher collections of accounts receivable period over period due to the timing of collections of large billings.  These increases to cash provided by operating activities from continuing operations were partially offset by the following decreases: 1) $7.3 million decrease in the change in accrued liabilities year-over-year resulting from a larger increase in 2008 from restructuring charges and accrued payroll, 2) $3.2 million in greater income tax receivable due to timing of tax payments and refunds, 3) $2.6 million greater increase in prepaids and other assets due primarily to an increase in maintenance contracts and 4) $1.7 million in a smaller change in accounts payable due to fewer capital expenditures in 2009.

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

CONTRACTUAL OBLIGATIONS

Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary (in thousands), by period, of our future contractual obligations and payments as of December 31, 2010:

	Within 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	Thereafter	Total
Operating leases (1)	$10,828	$9,252	$7,879	$6,756	$2,915	$7,949	$45,579
Capital leases (2)	103	103	20	7	—	—	$233
Purchase obligations (3)	454	—	—	—	—	—	$454
Total contractual obligations	$11,385	$9,355	$7,899	$6,763	$2,915	$7,949	$46,266

(1)          We lease facilities and equipment under various non-cancelable operating leases.  As of December 31, 2010, there was $1.7 million of minimum rentals to be received in the future under non-cancelable subleases.

(2)          We lease equipment under certain capital lease agreements.

(3)          Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

Line of Credit

On July 28, 2010, we entered into a business loan agreement and a promissory note (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”), effective August 1, 2010 through August 1, 2011, to renew our $15 million secured revolving line of credit under a previous business loan agreement with UMB Bank that expired by its terms on August 1, 2010.  Under this agreement, borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under this agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under this agreement, we were subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $100 million, 3) unencumbered liquid assets, defined as cash, certificates of deposit and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.  During the fourth quarter of 2010, we were out of compliance with our cash flow coverage ratio covenant.  We obtained a waiver of this covenant from UMB Bank.  As of December 31, 2010, we were in compliance with all other of our debt covenants.

On March 1, 2011, we reached an agreement with UMB Bank to amend the Agreement, whereby, the secured line of credit will be reduced to $10 million.  In addition, borrowings will bear interest, at the thirty day LIBOR index plus 2.50%.  The interest rate shall never be less than 4.00% per annum.  Under the amendment, UMB Bank will retain a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  In addition, our financial covenant to maintain a minimum tangible net worth will be decreased from at least $100 million to at least $90 million.  We expect to finalize this amendment in March 2011 and it will be effective through August 1, 2011.

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

Our business currently has a high concentration on a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Item 1A. “Risk Factors” and in Note 5, “Principal Clients,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates due to factors beyond our control or due to changes in these assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our Audit Committee. The following is a summary of our critical accounting policies and estimates we make in preparing our Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  If our estimate of the probability of different scenarios changed by 10%, the impact to our financial statements would not be material. As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2010, we recorded impairment losses in our U.S. and Canadian segments, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable based upon our estimated future cash flows.  Given that the impairment losses were valued using internal estimates of future cash flows, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings to fair value, less costs to sell, or approximately $5.2 million at December 31, 2010.    The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Restructuring Charges

A liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss).  For additional information, see Note 2, “Impairment Losses and Restructuring Charges,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities, and the discount rate utilized to determine the present value of the future expected cash flows.  As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2010 and 2009, we closed several facilities.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we could sublease the facilities in Regina and Grand Junction for a portion of the remaining lease term based on our knowledge of the respective marketplaces, as well as our historical ability to sublease our facilities in other locations in which we operate.  In the future, if we sublease for periods that differ from our assumption, we may be required to record a gain or loss in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).  If our estimated sublease period decreased by 10% of the remaining lease term, the impact to our financial statements would be to increase the estimated liability by approximately $0.4 million. Conversely, if our estimated sublease period increased by 10% of the remaining lease term, the impact to our financial statements would be to decrease the estimated liability by approximately $0.4 million. Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Derivative Instruments and Hedging Activities

We record derivative instruments in the Consolidated Balance Sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. As of December 31, 2010, we recorded a gross derivative asset related to our unrealized gains of approximately $1.1 million and a gross derivative liability related to our unrealized losses of approximately $0.1 million.  Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We are generally able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2010, 2009 and 2008, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive (Loss) Income for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets, which increased tax expense by $9.2 million during the year ended December 31, 2010.  The valuation allowance for deferred tax assets as of December 31, 2010 was $9.5 million.  No valuation allowance was recorded as of December 31, 2009.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2010, we had gross federal net operating loss carry forwards of $13.5 million, which expire in 2030 and gross state net operating loss carry forwards of $16.8 million, which expire through 2030 as follows:  approximately $0.3 million in 2013, $0.2 million in 2014, $1.3 million in 2015, $0.4 million in 2019, $0.5 million in 2020, $1.1 million in 2022, $0.2 million in 2024, $0.7 million in 2025, $0.9 million in 2027, $6.5 million in 2028, $0.4 million in 2029 and $4.3 million in 2030.

We record tax benefits when they are more likely than not to be realized.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines and Costa Rica.  Our U.S. federal returns and most state returns for tax years 2007 and forward are subject to examination.  Canadian returns for tax years 2006 and forward are subject to examination.  Our returns since our commencement of operations in the Philippines in 2008 and Costa Rica in 2010 are subject to examination.  Our 2008 U.S. federal income tax return is currently under audit.  As of December 31, 2010 and 2009, there were no unrecognized income tax benefits.

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

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We will include information related to these disclosure requirements beginning in the first quarter of 2011.

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

INTEREST RATE RISK

Cash and Cash Equivalents

At December 31, 2010, we had $18.7 million in cash and cash equivalents.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates.  We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

Outstanding Debt

We currently have a $10.0 million secured revolving line of credit.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  As of December 31, 2010, there was no amount outstanding on the line of credit.  If the LIBOR increased 100 basis points, there would not be a material impact to our Consolidated Financial Statements.  The average outstanding balance in 2010 was not material.

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

The following table summarizes the relative strengthening (weakening) of the U.S. dollar against the local currency, average exchange rates and the amount of local currency used in operations (in 000’s) during the years presented:

	Year Ended December 31,
	2010	2009	2008
US dollar vs. Canadian dollar
Relative (weakening) strengthening during the year	(5.2)%	13.6%	(22.1)%
Average exchange rate	1.03	1.14	1.07
Amount of local currency used, net of receipts	59,648	66,722	86,232

US dollar vs. Phillipine peso
Relative (weakening) strengthening during the year	(4.9)%	2.6%	(15.2)%
Average exchange rate	44.9	47.4	45.5
Amount of local currency used, net of receipts	1,485,758	572,433	122,979

US dollar vs. Costa Rican colon
Relative weakening during the year	(9.0)%	(0.9)%	(11.5)%
Average exchange rate	513	572	523
Amount of local currency used, net of receipts	12,389	—	—

During the years ended December 31, 2010, 2009 and 2008, we entered into Canadian dollar forward contracts for a notional amount of 47.0, 44.1 and 98.4 million Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the year ended December 31, 2010, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 1.3 billion, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of December 31, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.  As of December 31, 2010, we had contracted to purchase 17.4 million Canadian dollars to be delivered periodically through June 2011 at a purchase price of approximately $16.4 million, and 648 million Philippine pesos to be delivered periodically through June 2011 at a purchase price of approximately $14.9 million.

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

StarTek, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StarTek, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 4, 2011

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$265,376	$288,980	$272,338
Cost of services	237,672	239,879	238,346
Gross profit	27,704	49,101	33,992
Selling, general and administrative expenses	43,281	43,196	40,814
Impairment losses and restructuring charges	2,835	6,437	9,225
Operating loss	(18,412)	(532)	(16,047)
Net interest and other income (expense)	273	(210)	55
Loss from continuing operations before income taxes	(18,139)	(742)	(15,992)
Income tax expense (benefit)	1,244	(751)	(6,301)
Loss (income) from continuing operations	(19,383)	9	(9,691)
Income (loss) from discontinued operations, net of tax	—	4,640	(210)
Net (loss) income	$(19,383)	$4,649	$(9,901)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	568	901	(1,463)
Unrealized gain (loss) on investments available for sale, net of tax	—	49	(32)
Change in fair value of derivative instruments, net of tax	221	1,838	(1,464)
Comprehensive (loss) income	$(18,594)	$7,437	$(12,860)

Net (loss) income per share from continuing operations:
Basic	$(1.30)	$0.00	$(0.66)
Diluted	$(1.30)	$0.00	$(0.66)

Net (loss) income per share including discontinued operations:
Basic	$(1.30)	$0.31	$(0.67)
Diluted	$(1.30)	$0.31	$(0.67)

Weighted average shares outstanding
Basic	14,903	14,792	14,713
Diluted	14,903	14,837	14,713

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$18,740	$19,591
Investments	—	500
Trade accounts receivable, net	47,210	50,521
Income tax receivable	53	6,292
Deferred income tax assets	111	511
Derivative asset	1,078	628
Prepaid expenses	4,559	5,979
Assets held for sale	5,158	—
Current portion of note receivable	660	—
Other current assets	320	1,384
Total current assets	77,889	85,406

Property, plant and equipment, net	46,930	58,045
Long-term deferred income tax assets	4,102	4,529
Long-term note receivable, net of current portion	1,980	—
Other long-term assets	1,854	1,088
Total assets	$132,755	$149,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,344	$4,884
Accrued liabilities:
Accrued payroll	10,294	9,253
Accrued compensated absences	3,768	4,016
Accrued restructuring costs	1,096	1,317
Other accrued liabilities	1,484	1,897
Deferred revenue	749	1,019
Deferred income tax liabilities	2,068	1,470
Other current liabilities	862	1,117
Total current liabilities	27,665	24,973

Accrued restructuring charges	998	2,663
Deferred rent	3,089	4,144
Other liabilities	356	572
Total liabilities	32,108	32,352

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,117,029 and 14,882,990 shares issued and outstanding at December 31, 2010 and 2009, respectively	151	149
Additional paid-in capital	69,222	66,699
Accumulated other comprehensive income	3,162	2,373
Retained earnings	28,112	47,495
Total stockholders’ equity	100,647	116,716
Total liabilities and stockholders’ equity	$132,755	$149,068

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net (loss) income	$(19,383)	$4,649	$(9,901)
Income (loss) from discontinued operations	—	4,640	(210)
(Loss) income from continuing operations	(19,383)	9	(9,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,155	15,977	17,803
Impairment of property, plant and equipment	4,112	1,756	5,936
Non-cash compensation cost	2,108	1,987	1,493
Deferred income taxes	1,116	7,050	(7,492)
Other, net	(162)	22	538
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,358	108	(2,683)
Prepaid expenses and other assets	469	(3,401)	(767)
Accounts payable	2,711	(1,374)	292
Income taxes, net	5,764	(3,528)	(309)
Accrued and other liabilities	(3,531)	(617)	6,706
Net cash provided by continuing operating activities	14,717	17,989	11,826
Cash (used in) provided by discontinued operating activities	—	(2,335)	(210)
Net cash provided by operating activities	14,717	15,654	11,616

Investing Activities
Purchases of investments available for sale	—	—	(11,384)
Proceeds from disposition of available for sale investments	606	8,019	18,742
Proceeds from note receivable	275	—	—
Purchases of property, plant and equipment	(16,942)	(14,683)	(27,979)
Net cash used in continuing investing activities	(16,061)	(6,664)	(20,621)
Cash provided by discontinued investing activities	—	7,075	—
Net cash (used in) provided by investing activities	(16,061)	411	(20,621)

Financing Activities
Proceeds from stock option exercises	175	20	—
Principal payments on borrowings	—	(6,855)	(3,835)
Proceeds from line of credit	2,011	22,236	116,886
Principal payments on line of credit	(2,011)	(22,236)	(116,886)
Proceeds from the issuance of common stock	242	251	172
Principal payments on capital lease obligations	(147)	(265)	(59)
Net cash provided by (used in) continuing financing activities	270	(6,849)	(3,722)
Cash provided by discontinued financing activities	—	—	—
Net cash provided by (used in) financing activities	270	(6,849)	(3,722)
Effect of exchange rate changes on cash	223	795	(719)
Net (decrease) increase in cash and cash equivalents	(851)	10,011	(13,446)
Cash and cash equivalents at beginning of period	19,591	9,580	23,026
Cash and cash equivalents at end of period	$18,740	$19,591	$9,580

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$57	$166	$660
Cash paid for income taxes	$233	$750	$2,312
Property, plant and equipment acquired or refinanced under long-term debt		$290	$385
Property, plant and equipment sold under a note receivable	$2,915	$—

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2008	14,735,791	$147	$62,776	$2,544	$52,747	$118,214
Restricted shares granted	47,800	1	(1)		—	—
Restricted shares forfeited	(7,000)	—	—	—	—	—
Issuance of common stock pursuant to Employee						—
Stock Purchase Plan	37,321	—	172	—	—	172
Stock-based compensation expense	—	—	1,493	—	—	1,493
Net loss				—	(9,901)	(9,901)
Foreign currency translation adjustments, net of tax	—	—	—	(1,463)	—	(1,463)
Unrealized loss on investments available for
sale, net of tax	—	—	—	(32)	—	(32)
Change in fair value of derivative
instruments, net of tax	—	—	—	(1,464)	—	(1,464)
Balance, December 31, 2008	14,813,912	$148	$64,440	$(415)	$42,846	$107,019
Stock options exercised	5,082	—	20	—	—	20
Restricted shares granted	7,200	—	—	—	—	—
Restricted shares forfeited	(3,249)	—	—	—	—	—
Issuance of common stock pursuant to Employee						—
Stock Purchase Plan	60,045	1	252	—	—	253
Stock-based compensation expense	—	—	1,987	—	—	1,987
Net income	—	—	—	—	4,649	4,649
Foreign currency translation adjustments, net of tax	—	—	—	901	—	901
Unrealized gain on investments available for
sale, net of tax	—	—	—	49	—	49
Change in fair value of derivative
instruments, net of tax	—	—	—	1,838	—	1,838
Balance, December 31, 2009	14,882,990	$149	$66,699	$2,373	$47,495	$116,716
Stock options exercised	49,369	1	174	—	—	175
Restricted shares granted	150,545	1	(1)	—	—	—
Restricted shares forfeited	(27,019)	—	—	—	—	—
Shares withheld for taxes on restricted stock vestings	(841)	—	—	—	—	—
Issuance of common stock pursuant to Employee						—
Stock Purchase Plan	61,985	—	242	—	—	242
Stock-based compensation expense	—	—	2,108	—	—	2,108
Net loss	—	—	—	—	(19,383)	(19,383)
Foreign currency translation adjustments, net of tax	—	—	—	568	—	568
Change in fair value of derivative						—
instruments, net of tax	—	—	—	221	—	221
Balance, December 31, 2010	15,117,029	$151	$69,222	$3,162	$28,112	$100,647

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. is a provider of business process optimization services for outsourced customer interactions.  Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that fast-moving businesses can effectively manage customer relationships across all contact points including web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and frees them to focus on preserving capital, while we deliver the customer experience. Headquartered in Denver, Colorado, we operate facilities in the U.S., Canada, the Philippines and Costa Rica.  We operate within three business segments:  the U.S., Canada and Offshore.  We have evaluated all subsequent events through the date of issuance of our financial statements.

Consolidation

Our Consolidated Financial Statements include the accounts of all wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to 2010 presentation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  The allowance for doubtful accounts was not material as of December 31, 2010 or 2009.

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

Investments are periodically evaluated for other-than-temporary impairment whenever the fair value falls below our cost basis and we either intend to sell the security or its more likely than not we will be required to sell the security before it recovers. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity.  Other-than-temporary declines in fair value are reflected on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) within Net Interest and Other Income.  Original cost of investments available for sale is based on the specific identification method. Other-than-temporary impairments and interest income from investments available for sale are included in Net Interest and Other Income on the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Investments available for sale are carried at fair market values.  As of December 31, 2010 and 2009, we were not invested in any trading securities or held-to-maturity securities.

Derivative Instruments and Hedging Activities

Our derivative instruments consist of foreign currency forward contracts and are recorded in the Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income.  Changes in a derivative’s fair value are recognized currently in the Statement of Operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2010, 2009 and 2008, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at depreciated cost. Additions and improvement activities are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives, as follows:

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

Assets Held for Sale

We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sell, (c) we have initiated actions to complete the sale, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value and (f) the plan to sell is unlikely to be subject to significant changes or termination.  Assets held for sale are reported at the lower of cost or fair value less costs to sell.

Restructuring Charges

A liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred, instead of upon commitment to an exit plan. On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Operating Leases

Rent holidays, landlord/tenant incentives and escalations are included in some instances in the base price of our rent payments over the term of our operating leases. We recognize rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as deferred rent and amortized on a straight line basis over the lease term.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense in our financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as expenses in our financial statements.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.  We record a valuation allowance when it is more likely than not that we will not realize the net deferred tax assets in a certain jurisdiction.

We record tax benefits when they are more likely than not to be realized.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines and Costa Rica.  Our U.S. federal returns and most state returns for tax years 2007 and forward are subject to examination.  Canadian returns for tax years 2006 and forward are subject to examination.  Our returns since our commencement of operations in the Philippines in 2008 and Costa Rica in 2010 are subject to examination.  Our 2008 U.S. federal income tax return is currently under audit.  As of December 31, 2010 and 2009, there were no unrecognized income tax benefits.

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

Employee Benefit Plan

We have a safe harbor 401(k) plan that allows participation by employees who have completed six months of service and are 21 years or older.  Participants may defer up to 60% of their gross pay, up to a maximum limit determined by U.S. federal law.  Participants receive a matching contribution after one year of service of 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $655, $650 and $624 for the years ended December 31, 2010, 2009 and 2008, respectively.

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We will include information related to these disclosure requirements beginning in the first quarter of 2011.

2.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the year ended December 31, 2010, we incurred $4,112 of impairment losses ($3,161 in our U.S. segment and $951 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are located in facilities for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Consolidated Financial Statements.  During the year ended December 31, 2009 we incurred $1,756 of impairment losses in our Canadian segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell, or approximately $5,158 as of December 31, 2010.  We reclassified these long-lived assets as current assets held for sale on our Consolidated Balance Sheet.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facilities during 2010 and determined these assets meet all the criteria for an asset held for sale.

Restructuring Charges

We have closed the following facilities and have recorded restructuring charges related to lease costs and other expenses related to the facility closures.  We record expenses in addition to the initially recognized expense when a change in estimate occurs or to accrete a discounted liability to the amount expected to be paid.  We recognized the liability when it was incurred, instead of upon commitment to a plan.   During the year ended December 31, 2010, we entered into sublease agreements for our Thunder Bay, Ontario, Canada and Victoria, Texas facilities through the remainder of their respective lease terms.  We had assumed a sublease in our original estimated restructuring liabilities for Thunder Bay and Victoria and do not expect to incur material changes to the restructuring liabilities in future periods as a result of the subleases.  The lease for our Sarnia, Ontario, Canada location expired in January 2011, and we do not expect to incur material changes to the restructuring liabilities in future periods for this location.

We expect to pay $1,667 in our U.S. segment and $4,548 in our Canadian segment over the term of the restructuring plan relating to the above closures.  The cumulative amount paid as of December 31, 2010 related to the above closures was $638 in our U.S. segment and $2,200 in our Canadian segment.  We expect completion of the Regina, Laramie and Grand Junction restructuring plans no later than 2013, 2011 and 2012, respectively; however, it may be earlier or later depending on our ability to sublease the facilities, buy-out the lease or sell the facilities.  We have made certain assumptions related to our ability to sublease these facilities.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-K, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Consolidated Financial Statements.   During 2010, we recorded a reduction of restructuring charges in the Consolidated Statements of Operations of $1,802, or $0.12 per share, to adjust the estimated restructuring liability for our Regina, Saskatchewan facility, due to a sublease proposal.  We had previously assumed that we would not be able to sublease the facility.

A summary of the activity under the restructuring plans as of December 31, 2010, and changes during the years ended December 31, 2010 and 2009 are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	U.S. Total	Regina	Thunder Bay	Sarnia	Canada Total	Total
Balance as of December 31, 2008	$—	$—	$—	$—	$—	$—	$—	$—	$—
Expense	—	—	—	—	4,436	—	—	4,436	4,436
Payments, net of receipts for sublease	—	—	—	—	(1,294)	—	—	(1,294)	(1,294)
Reclassification of long-term liability	—	—	—	—	118	—	—	118	118
Foreign currency translation adjustment	—	—	—	—	720	—	—	720	720
Balance as of December 31, 2009	$—	$—	$—	$—	$3,980	$—	$—	$3,980	$3,980
Expense	288	87	455	830	(1,802)	(372)	67	(2,107)	(1,277)
Payments, net of receipts for sublease	(563)	(58)	(17)	(638)	(1,380)	(381)	(53)	(1,814)	(2,452)
Reclassification of long-term liability	766	3	68	837	170	701	22	893	1,730
Foreign currency translation adjustment	—	—	—	—	65	52	(4)	113	113
Balance as of December 31, 2010	$491	$32	$506	$1,029	$1,033	$—	$32	$1,065	$2,094

Note Receivable

In connection with the sublease of our Victoria, Texas facility, the sublessee is making payments to us for certain furniture, fixtures, equipment and leasehold improvements in the facility.   The payments will be made over the remainder of the lease term, or December 1, 2014, after which time the sublessee will own the assets.  As of December 31, 2010, we have recorded a note receivable of $2.6 million for the payments due under this agreement, net of unearned interest income of approximately $222.  The note receivable bears interest at a rate of 4.4% per annum. Future minimum lease payments under this note receivable are: $660 in 2011, $660 in 2012, $660 in 2013 and $660 in 2014.

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

The following table summarizes the results of discontinued operations:

	Year Ended December 31,
	2010	2009	2008
Operating income from discontinued operations before income taxes	$—	$27	$402
Gain (loss) on the sale of discontinued operations	—	6,937	(740)
Income tax (expense) benefit	—	(2,324)	128
Income (loss) from discontinued operations, net of tax	$—	$4,640	$(210)

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of our weighted-average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,352 and 1,690 for the years ended December 31, 2010 and 2008, respectively, were not included in our calculation due to our net loss position.  Anti-dilutive securities totaling 1,808 for the year ended December 31, 2009 were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during such period.  Our basic and diluted net income (loss) per common share were as follows:

	Year Ended December 31,
	2010	2009	2008

Income (loss) from continuing operations	$(19,383)	$9	$(9,691)
Income (loss) from discontinued operations, net of tax	—	4,640	(210)
Net income (loss)	$(19,383)	$4,649	$(9,901)

Weighted average shares of common stock	14,903	14,792	14,713
Dilutive effect of stock options	—	45	—
Common stock and common stock equivalents	14,903	14,837	14,713

Basic net income (loss) per share from:
Continuing operations	$(1.30)	$0.00	$(0.66)
Discontinued operations	—	0.31	(0.01)
Net income (loss)	$(1.30)	$0.31	$(0.67)

Diluted net income (loss) per share from:
Continuing operations	$(1.30)	$0.00	$(0.66)
Discontinued operations	—	0.31	(0.01)
Net income (loss)	$(1.30)	$0.31	$(0.67)

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Year Ended December 31,
	2010	2009	2008
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	66.2%	63.6%	55.0%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	18.1%	21.5%	26.8%

Revenue from the above mentioned clients is included in revenue from each of our segments of our business.  The loss of a principal client, a material reduction in the amount of business we receive from a principal client, renegotiation of price by a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below.

In July 2010, we executed agreements with AT&T to ramp-down certain wireline services that we provide them.  Approximately 260 full-time equivalent agent positions in two of our U.S. sites will be eliminated through the first half of 2011 as the business declines.  We closed two sites, one in Greeley, Colorado and one in Grand Junction, Colorado.  Agents that serviced other customers or lines of business were relocated to our other facilities in Greeley and Grand Junction.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2011 and others in 2012.  Although we have negotiated extended terms for several of these contracts, others may not be extended past their initial terms.  The initial term of our master services agreement covering all AT&T work expired in January 2010 and has since been extended until July 1, 2011.  After the initial term or any extension term, the agreement automatically renews month-to-month thereafter. In October 2010, we entered into an agreement with AT&T for the renewal of certain services we provide to them with regard to their wireless consumer customers.  During 2010, this business represented approximately 52% of our revenue with AT&T.  The agreement is effective through September 1, 2012.

Our call center services agreement with T-Mobile became effective as of October 1, 2007 and has an initial term of two years.    Although the initial term of the contract ended on September 30, 2009, we entered into an amendment that extended the term through September 30, 2011.  After the initial term or any extension term, the contract automatically renews thereafter for successive one year periods, unless either party provides written notice of termination at least 60 days prior to the expiration of the then current term.  In August 2010, T-Mobile indicated that they would hold a formal process for selecting vendors for approximately half of the work that we currently service along with an additional, significant opportunity with work that we do not currently perform for T-Mobile.  We were selected to submit a full formal response and we did submit the response in December of 2010.  In February of 2011, we were notified that we were again selected to provide final pricing and comments to the proposed contracts.  We expect a final decision to be made in the first quarter of 2011.  We expect to be selected as a continuing vendor for T-Mobile but we can provide no assurance that this will be the case nor that if we are selected that we will be selected to perform work at the level that we currently provide, or that the terms of any new agreement will be comparable to those currently provided for under our existing agreement.  If we are not selected as a vendor, if we are selected as a vendor but at a significantly reduced level, or if the terms of any new agreement are less favorable than the existing agreement, it would have a material adverse effect on our business, results of operations, and financial condition.  Until the process is complete, we continue to provide services to T-Mobile under the existing agreement.

6.  INVESTMENTS

As of December 31, 2010, we did not have any investments available for sale. As of December 31, 2009, investments available for sale consisted of:

	Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2009:
Corporate debt securities	$499	$1	$—	$500

During the year ended December 31, 2008, we recognized a loss totaling $500 (representing the entire purchase basis amount) on a Lehman Brothers corporate debt security that was determined to be other-than-temporarily impaired due to their bankruptcy announcement.  The Lehman Brothers corporate debt security was in an unrealized loss position for eleven months prior to the recognition of the other-than-temporary impairment.  We did not record any other-than-temporary impairments for the years ended December 31, 2010 or 2009.  As of December 31, 2010 and 2009, there were no investments in a gross unrealized loss position.

Proceeds from the sale of investment securities available for sale were $606, $8,019 and $18,742 in 2010, 2009 and 2008, respectively; gross realized gains included in other income in 2010, 2009 and 2008 were $108, $5 and $1, respectively; and gross realized losses included in other income in 2010, 2009 and 2008 were $0, $2 and $501, respectively.

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

During the years ended December 31, 2010, 2009 and 2008, we entered into Canadian dollar forward contracts for a notional amount of 47,000, 44,080 and 98,400 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the years ended December 31, 2010, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 1,258,000 Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of December 31, 2010, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of December 31, 2010:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	17,400
Foreign exchange contracts	Philippine peso	648,000

The above Canadian dollar foreign exchange contracts are to be delivered periodically through June 2011 at a purchase price of approximately $16,415, and the above Philippine peso foreign exchange contracts are to be delivered periodically through June 2011 at a purchase price of approximately $14,943, and as such we expect unrealized gains and losses reported in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2010.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet in other current assets/liabilities and/or derivative asset/liability as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Derivative assets:
Foreign exchange contracts	$1,078	$628

Derivative liabilities:
Foreign exchange contracts	$91	$—

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statement of Operations for the years ended December 31, 2010 and 2009:

	Gain (Loss) Recognized in AOCI, net of tax			Gain Reclassified from AOCI into Income
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Cash flow hedges:
Foreign exchange contracts	$(977)	$1,184	$620	$1,917	$1,047	$3,445

8.  FAIR VALUE MEASUREMENTS

Investments

As of December 31, 2010, we did not hold any investments.  As of December 31, 2009, our investments consisted entirely of corporate debt securities.  The fair value of our corporate debt securities was based on quoted market information.  The inputs to the valuation are generally classified as Level 1 given the active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy.

Derivative Instruments and Hedging Activities

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy.

Restructuring Charges

Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities and the discount rate utilized to determine the present value of the future expected cash flows. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2010 and 2009, we closed several facilities.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  During 2010, we recorded a reduction of restructuring charges in the Consolidated Statements of Operations of $1,802, or $0.12 per share, to adjust the estimated restructuring liability for our Regina, Saskatchewan facility, due to a sublease proposal.  We had previously assumed that we would not be able to sublease the facility.

We have assumed that we can sublease the facilities in Regina and Grand Junction for a portion of the remaining lease term based on our knowledge of the respective marketplaces, as well as our historical ability to sublease our facilities in other locations in which we operate.  In the future, if we sublease for periods that differ from our assumption, we may be required to record a gain or loss in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2010, we recorded impairment losses in our U.S. and Canadian segments, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable based upon our estimated future cash flows.  We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  The fair value of these long-lived assets after the impairment charges were $10,565 ($9,403 U.S. and $1,162 Canada).  Given that the impairment losses were valued using internal estimates of future cash flows, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

In 2010, we committed to a plan to sell the buildings and land at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to

fair value, less costs to sell, or approximately $5,158 at December 31, 2010.    Included in impairment losses during the year ended December 31, 2010 is $364 related to a change in estimated fair value of the building in Laramie.  The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts		$1,078		$1,078
Total fair value of assets measured on a recurring basis	$—	$1,078	$—	$1,078

Liabilities:
Foreign exchange contracts	$—	$91	$—	$91
Total fair value of liabilities measured on a recurring basis	$—	$91	$—	$91

	Assets Measured at Fair Value
	on a Recurring Basis as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$500	$—	$—	$500
Foreign exchange contracts	—	628	—	628
Total fair value of assets measured on a recurring basis	$500	$628	$—	$1,128

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Year ended December 31, 2010
	Le vel 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,158	$5,158
Property, plant and equipment, net	—	—	10,565	10,565
Total fair value of assets measured on a non-recurring basis	$—	$—	$15,723	$15,723

Liabilities:
Accrued restructuring costs			$2,760	$2,760
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,760	$2,760

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Year ended December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	$228	$228
Total fair value of assets measured on a non-recurring basis	$—	$—	$228	$228

Liabilities:
Accrued restructuring costs	$—	$—	$4,436	$4,436
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$4,436	$4,436

9. PROPERTY, PLANT & EQUIPMENT

Our property, plant and equipment as of December 31, 2010 and 2009, consisted of the following, by asset class:

	As of December 31,
	2010	2009
Land	$643	$1,715
Buildings and improvements	43,197	49,217
Telephone and computer equipment	58,679	53,052
Software	40,792	37,353
Furniture, fixtures, and miscellaneous equipment	24,096	22,835
Construction in progress	1,946	4,133
	169,353	168,305
Less accumulated depreciation	(122,423)	(110,260)
Total property, plant and equipment, net	$46,930	$58,045

10. DEBT

On July 28, 2010, we entered into a business loan agreement and a promissory note (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”), effective August 1, 2010 through August 1, 2011, to renew our $15 million secured revolving line of credit under a previous business loan agreement with UMB Bank that expired by its terms on August 1, 2010.  Under this agreement, borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%.  The interest rate shall never be less than 3.25% per annum.  Under this agreement, we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under this agreement, we were subject to certain financial covenants, which include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $100 million, 3) unencumbered liquid assets, defined as cash, certificates of deposit and marketable securities, of at least $10 million measured on the last day of each fiscal quarter and 4) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.  During the fourth quarter of 2010, we were out of compliance with our cash flow coverage ratio covenant.  We obtained a waiver of this covenant from UMB Bank.  As of December 31, 2010, we were in compliance with all other of our debt covenants.

On March 1, 2011, we reached an agreement with UMB Bank to amend the Agreement, whereby, the secured line of credit will be reduced to $10 million.  In addition, borrowings will bear interest, at the thirty day LIBOR index plus 2.50%.  The interest rate shall never be less than 4.00% per annum.  Under the amendment, UMB Bank will retain a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  In addition, our financial covenant to maintain a minimum tangible net worth will be decreased from at least $100 million to at least $90 million.  We expect to finalize this amendment in March 2011 and it will be effective through August 1, 2011.

11. SHARE-BASED COMPENSATION

On May 5, 2008, our stockholders approved the StarTek, Inc. 2008 Equity Incentive Plan (the “Plan”).  The Plan replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan (together, the “Prior Plans”).  A total of 900,000 shares were authorized for grant under the Plan.  In addition, a total of 274,298 shares remaining available for future grants under the Prior Plans were carried over and were made available for grant under the Plan.  As of December 31, 2010, there were 320,359 shares available for future grant under the Plan.  The types of awards that may be granted under the Plan include restricted stock awards, restricted stock unit awards, stock option awards, stock appreciation rights and performance units.  The Compensation Committee (the “Committee”) also has the discretion to grant other types of awards, as long as they are consistent with the terms and purposes of the Plan.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee may determine the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

On May 5, 2008, our stockholders approved the StarTek, Inc. Employee Stock Purchase Plan (the “ESPP”).  Under the ESPP, participants may purchase our common stock as of the last day of a purchase period at a price, which shall be no less than the lesser of (a) 85% of the closing price of a share of common stock on the first day of the purchase period; or (b) 85% of the closing price of a share of common stock on the last day of the purchase period.  The purchase period is defined as each quarterly period commencing January 1 and ending March 31, commencing April 1 and ending June 30, commencing July 1 and ending September 30, or commencing October 1 and ending December 31, unless otherwise determined by the Committee.  Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the ESPP if employed by the Company for at least six months prior to the start of a Purchase Period and whose customary employment is at least 20 hours per week.  Participating employees may elect to have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the ESPP.  A total of 300,000 shares were authorized under the ESPP and as of December 31, 2010, there were 140,649 shares available for grant under the ESPP.

The compensation cost that has been charged against income for the Plan, the Prior Plans, the ESPP, and for restricted stock awards granted outside of those plans, as described below (together, the “Plans”), for the years ended December 31, 2010, 2009 and 2008 was $2,108, $1,987 and $1,493, respectively, and is included in selling, general and administrative expense.  As of December 31, 2010, there was $2,440 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.48 years.  As of December 31, 2010, there was $443 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.85 years.

Stock Options

A summary of stock option activity under the Plans as of December 31, 2010, and changes during the year ended December 31, 2010 are presented below:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term (in yrs)	Value
Outstanding as of January 1, 2010	2,140,728	$8.93
Granted	678,250	5.66
Exercised	(49,369)	3.63
Forfeited	(519,836)	7.19
Expired	(23,535)	45.85
Outstanding as of December 31, 2010	2,226,238	$8.07	7.48	$516
Vested and exercisable as of December 31, 2010	1,232,394	$9.64	6.50	$193
Vested and expected to vest as of December 31, 2010	2,047,739	$7.75	7.55	$472

The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $3.18, $2.42 and $3.20, respectively.  The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $1,645, $1,361 and $2,408, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2010	2009	2008
Risk-free interest rate	1.1% - 2.9%	0.6% - 2.7%	1.3% - 3.6%
Dividend yield	0%	0%	0%
Expected volatility	73.6% - 75.1%	61.4% - 117.4%	43.8% - 57.6%
Expected life in years	4	3.9	4.1

The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant.  Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Restricted Stock Awards

A summary of restricted stock award activity under the Plans as of December 31, 2010, and changes during the year then ended are presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant Date Fair Value
Nonvested balance as of January 1, 2010	44,938	$10.58
Granted	150,545	6.11
Vested	(42,226)	8.36
Forfeited	(27,019)	7.00
Nonvested balance as of December 31, 2010	126,238	$6.75

Included in the table above are grants of restricted stock awards made outside the Plan or the Prior Plans to A. Laurence Jones and David G. Durham.  On January 5, 2007, Mr. A. Laurence Jones was granted 30,000 restricted shares pursuant to his appointment as President and Chief Executive Officer.  These shares vest as follows:  10,000 shares on January 5, 2008 and 20,000 shares on January 5, 2011, provided that the restrictions on the 20,000 share tranche may lapse earlier pursuant to certain performance criteria.  The performance criteria specify that the 20,000 share tranche may vest as to 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2008 fiscal year and 10,000 shares upon certification by the Committee that Mr. Jones achieved at least 80% performance of specified criteria for the 2009 fiscal year.  The Committee determined that Mr. Jones did not achieve the performance criteria for the 2008 fiscal year, and did achieve the performance criteria for the 2009 fiscal year.  As such, 10,000 of such shares vested in February 2010.  On September 10, 2007,

Mr. David G. Durham was granted 10,000 restricted shares pursuant to his appointment as Executive Vice President, Treasurer, and Chief Financial Officer.  These shares vest in the same manner as those restricted shares granted under the Plan.  The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $360, $180 and $213, respectively.

Employee Stock Purchase Plan

The first purchase period under the ESPP commenced July 1, 2008. During 2010, 2009 and 2008, 61,985, 60,045 and 37,321 shares were purchased, respectively. The weighted-average purchase price in 2010, 2009 and 2008, was $3.98, $4.14 and $4.62 per share, respectively. Total expense recognized related to the ESPP during the years ended December 31, 2010, 2009 and 2008 was $87, $130 and $68, respectively. The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2010	2009	2008
Risk-free interest rate	0.1% - 0.2%	0.1% - 0.2%	0.9% - 1.9%
Dividend yield	0%	0%	0%
Expected volatility	38.5% - 55.5%	75.3% - 160.2%	34.1% - 39.8%
Expected life in years	3 months	3 months	3 months

The weighted average grant date fair value of these shares was $1.41, $2.16 and $1.80 per share during the years ended December 31, 2010, 2009 and 2008, respectively.

12. NET INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income for the years ended December 31, 2010, 2009 and 2008 were composed of the following:

	Year Ended December 31,
	2010	2009	2008
Interest income	$111	$119	$1,210
Interest expense	(55)	(291)	(726)
Realized gain (loss) on investments available for sale	108	—	(500)
Other income (loss)	109	(38)	71
Net interest and other income (expense)	$273	$(210)	$55

13. INCOME TAXES

Pre-tax income (loss) from continuing operations before income taxes was:

	Year Ended December 31,
	2010	2009	2008
U.S.	$(25,758)	$1,168	$(16,285)
Foreign	7,619	(1,910)	293
Total	$(18,139)	$(742)	$(15,992)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(506)	$(7,408)	$(970)
State	(66)	(246)	(127)
Foreign	848	101	1,872
Total current expense (benefit)	$276	$(7,553)	$775

Deferred:
Federal	$(8,200)	$7,402	$(5,241)
State	(1,064)	245	(682)
Foreign	1,051	(845)	(1,108)
Net change in valuation allowance	9,181	—	(45)
Total deferred expense (benefit)	$968	$6,802	$(7,076)

Income tax expense (benefit)	$1,244	$(751)	$(6,301)

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 were:

	Year Ended December 31,
	2010	2009
Current deferred tax assets:
Restructuring costs	$111	$401
Other	—	110
Total current net deferred tax assets	$111	$511

Current deferred tax assets (liabilities):
Accrued liabilities	$532	$861
Restructuring costs	250	—
Operating loss carryforward	—	271
Unrealized gain on investments and derivative instruments	(366)	(230)
Prepaid expenses	(963)	(1,189)
Cumulative translation adjustment	(1,558)	(1,183)
Other	37	—
Total current net deferred tax liabilities	$(2,068)	$(1,470)

Long-term deferred tax assets (liabilities):
Depreciation, amortization and impairment losses	$919	$(634)
Foreign tax credit carryforward	554	554
Stock-based compensation	1,918	1,410
Work opportunity credit carryforward	4,498	2,800
Operating loss caryforward	5,298	—
Accrued restructuring	301	811
Other	155	143
Valuation allowance	(9,541)	(555)
Net long-term deferred tax assets	$4,102	$4,529

Total net deferred tax asset	$2,145	$3,570

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets, which decreased the tax benefit by $9,181 during the year ended December 31, 2010.  No valuation allowance was recorded as of December 31, 2009.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

As of December 31, 2010 and 2009, we had net current deferred tax assets in our foreign tax jurisdictions and as of December 31, 2009 we had net current deferred tax liabilities in the U.S.

Deferred taxes were not recognized on temporary differences from undistributed earnings of foreign subsidiaries of approximately $28,904 as these earnings are deemed to be permanently reinvested.  We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2010 because we intend to reinvest such earnings indefinitely outside of the U.S.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2010, 2009 and 2008 for continuing operations were:

	Year Ended December 31,
	2010	2009	2008
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of federal benefit)	1.2%	-11.9%	2.5%
Effect of change in Canadian tax rate	-2.2%	-14.0%	-2.3%
Work opportunity tax credits	6.1%	142.6%	5.3%
Other permanent differences (including meals and entertainment)	0.2%	-21.7%	-1.0%
Stock based compensation	-0.8%	-19.0%	0.0%
Valuation allowance	-50.6%	0.0%	0.0%
Other, net	4.2%	-9.8%	-0.1%
Total	-6.9%	101.2%	39.4%

As of December 31, 2010, we had gross foreign tax credit carry forwards of $554, which expire as follows:  $25 in 2011, $4 in 2012, and $525 in 2013.  A full tax-basis valuation allowance was established against these carry forwards during 2006 due to the fact that it is more likely than not that these credits will not be used prior to their expiration date.  As of December 31, 2010, we had gross federal net operating loss carry forwards of $13,463, which expire in 2030 and gross state net operating loss carry forwards of $16,779, which expire through 2030 as follows:

Year of	As of December 31,
Expiration	2010
2013	$248
2014	196
2015	1,265
2019	443
2020	491
2021	21
2022	1,061
2023	15
2024	237
2025	656
2027	950
2028	6,491
2029	385
2030	4,320
$16,779

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, we have been granted approval for a Tax Holiday, whereby we have an exemption from income tax until 2012.  In Costa Rica, we have been granted approval for an exemption equal to 100% of income tax through 2018, and for 50% of income tax for the four years thereafter.  The aggregate reduction in income tax expense for the years ended December 31, 2010, 2009 and 2008 was $456, $216 and $0, respectively, which had a favorable impact on net income of $0.03 per share, $0.01 per share and $0 per share, respectively.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Year Ended December 31,
	2010	2009
Accumulated foreign currency translation adjustments:
Beginning balance	$1,991	$1,090
Translation adjustments	981	1,420
Taxes associated with translation adjustments	(413)	(519)
Ending balance	$2,559	$1,991
Accumulated unrealized derivative gains (losses):
Beginning balance	$394	$(1,444)
Gain reclassified to earnings, net of tax	1,198	654
Change in fair value of cash flow hedges, net of tax	(977)	1,184
Ending balance	$615	$394
Accumulated unrealized losses on available for sale securities:
Beginning balance	$(12)	$(61)
Gain reclassified to earnings, net of tax	—	1
Change in fair value of available for sale securities, net of tax	—	48
Ending balance	$(12)	$(12)

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rental expense, including equipment rentals, for 2010, 2009 and 2008 was $10,039, $7,652 and $6,900, respectively.  As of December 31, 2010, future minimum rental commitments for operating leases and future minimum rentals to be received under non-cancelable subleases were as follows.

	Minimum Lease	Minimum
	Payments	Sublease Receivable
2011	$10,828	$522
2012	9,252	516
2013	7,879	359
2014	6,756	306
2015	2,915	—
Thereafter	7,949	—
Total minimum lease payments	$45,579	$1,703

Capital Leases

We lease equipment under various non-cancelable capital leases.  As of December 31, 2010, future minimum rental commitments for capital leases were as follows.

Minimum Lease
Payments
2011	$103
2012	103
2013	20
2014	7
2015	—
Total minimum lease payments	$233

Legal Proceedings

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

16.  SEGMENT INFORMATION

We operate within three business segments, the U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of December 31, 2010, our U.S. segment included the operations of ten facilities in the U.S.; our Canada segment included the operations of three facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  As of December 31, 2009, there were thirteen, five and one operating centers in the U.S., Canada, and Offshore, respectively.  As of December 31, 2008, there were thirteen, six and one operating centers in the U.S., Canada, and Offshore, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Revenue:
United States	$167,680	$200,737	$180,761
Canada	64,010	76,307	90,929
Offshore	33,686	11,936	648
Total	$265,376	$288,980	$272,338

Gross profit:
United States	$25,024	$36,265	$30,459
Canada	4,121	11,910	4,928
Offshore	(1,441)	926	(1,395)
Total	$27,704	$49,101	$33,992

Depreciation:
United States	$11,988	$11,194	$12,526
Canada	2,161	3,036	5,040
Offshore	3,006	1,747	237
Total	$17,155	$15,977	$17,803

Capital expenditures:
United States	$5,521	$10,828	$21,739
Canada	511	770	1,844
Offshore	10,910	3,085	4,396
Total	$16,942	$14,683	$27,979

	As of December 31,
	2010	2009
Total property, plant and equipment, net:
United States	$25,875	$43,486
Canada	5,557	7,785
Offshore	15,498	6,774
Total	$46,930	$58,045

Total assets:
United States	$104,274	$116,108
Canada	9,982	28,049
Offshore	18,499	4,911
Total	$132,755	$149,068

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2010 and 2009.  Due to the February 2009, sale of our subsidiary, Domain.com, the results of operations related to this line of business have been reported as discontinued operations for all periods presented below.

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$67,410	$67,676	$65,598	$64,692
Gross profit	7,136	7,635	6,634	6,299
Selling, general and administrative expenses	10,890	10,268	10,327	11,796
Impairment losses and restructuring charges	—	764	450	1,621
Operating loss	(3,754)	(3,397)	(4,143)	(7,118)
Loss from continuing operations	(3,116)	(5,223)	(4,482)	(6,562)
Income from discontinued operations	—	—	—	—
Net loss	$(3,116)	$(5,223)	$(4,482)	$(6,562)

Basic net loss per share from:
Continuing operations	$(0.21)	$(0.35)	$(0.30)	$(0.44)
Discontinued operations	—	—	—	—
Net loss	$(0.21)	$(0.35)	$(0.30)	$(0.44)

Diluted net loss per share from:
Continuing operations	$(0.21)	$(0.35)	$(0.30)	$(0.44)
Discontinued operations	—	—	—	—
Net loss	$(0.21)	$(0.35)	$(0.30)	$(0.44)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$70,711	$73,290	$72,462	$72,517
Gross profit	10,723	13,129	13,474	11,775
Selling, general and administrative expenses	9,692	10,889	11,084	11,531
Impairment losses and restructuring charges	6,437	—	—	—
Operating (loss) income	(5,406)	2,240	2,390	244
(Loss) income from continuing operations	(3,988)	1,327	1,795	875
Income from discontinued operations	4,640	—	—	—
Net income	$652	$1,327	$1,795	$875

Basic net income (loss) per share from:
Continuing operations	$(0.27)	$0.09	$0.12	$0.06
Discontinued operations	0.31	—	—	—
Net income (loss)	$0.04	$0.09	$0.12	$0.06

Diluted net income (loss) per share from:
Continuing operations	$(0.27)	$0.09	$0.12	$0.06
Discontinued operations	0.31	—	—	—
Net income (loss)	$0.04	$0.09	$0.12	$0.06

18.  SUBSEQUENT EVENTS

In February 2011, we closed our facility in Alexandria, Louisiana due to lower call volumes from our second largest client.  The lease expired in February 2011.

On March 1, 2011, we reached an agreement with UMB Bank to amend our line of credit agreement, whereby, the secured line of credit will be reduced from $15 million to $10 million.  Under the agreement, our financial covenant to maintain a minimum tangible net worth will be decreased from at least $100 million to at least $90 million.  In addition, borrowings will bear interest at the thirty day LIBOR index plus 2.50% and shall never be less than 4.00% per annum.  This is an increase from the previous terms which were that borrowings bore interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75% and that the interest rate wouldn’t be less than 3.25% per annum. We expect to finalize this amendment in March 2011 and it will be effective through August 1, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2010. Ernst & Young LLP’s report is included in Item 9A. of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited StarTek Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 4, 2011

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2011 annual meeting of stockholders and is incorporated herein by reference.

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

STARTEK, INC.
(REGISTRANT)

By:	/s/ A. LAURENCE JONES	Date: March 4, 2011
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: March 4, 2011
David G. Durham
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. LAURENCE JONES	President and Chief Executive Officer	Date: March 4, 2011
A. Laurence Jones

/s/ DAVID G. DURHAM	Executive Vice President, Chief Financial	Date: March 4, 2011
David G. Durham	Officer and Treasurer

/s/ ED ZSCHAU	Chairman of the Board	Date: March 4, 2011
Ed Zschau

/s/ ALBERT C. YATES	Director	Date: March 4, 2011
Albert C. Yates

/s/ P. KAY NORTON	Director	Date: March 4, 2011
P. Kay Norton

/s/ HARVEY A. WAGNER	Director	Date: March 4, 2011
Harvey A. Wagner

/s/ CHRISTOPHER M. SMITH	Director	Date: March 4, 2011
Christopher M. Smith

/s/ JOHN R. HARRIS	Director	Date: March 4, 2011
John R. Harris

STARTEK, INC.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc..	S-1	3.1	1/29/1997
3.2	Restated Bylaws of StarTek, Inc..	8-K	3.2	8/2/2007
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson.	10-K	10.48	3/9/2004
10.2†	StarTek, Inc. Stock Option Plan, as amended.	Def 14a	A	3/27/2007
10.3†	Form of Stock Option Agreement.	S-1/A	10.2	3/7/1997
10.4†	Form of Option Agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule).	8-K	10.26	6/16/2006
10.5†	StarTek, Inc. Directors’ Stock Option Plan, as amended.	Def 14a	B	3/27/2007
10.6†	Form of Option Agreement pursuant to StarTek, Inc. Directors’ Stock Option Plan.	8-K	10.2	9/9/2004
10.7†	StarTek, Inc. Employee Stock Purchase Plan.	Def#14a	A	3/20/2008
10.8†	StarTek, Inc. 2008 Equity Incentive Plan.	Def#14a	B	3/20/2008
10.9†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.2	5/5/2008
10.10†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.3	5/5/2008
10.11†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.4	5/5/2008
10.12†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.5	5/5/2008
10.13†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.6	5/5/2008
10.14†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors.	10-K	10.49	3/9/2004
10.15†	Form of Executive Confidentiality and Non-Competition Agreement.	8-K	10.1	9/14/2004
10.16†	Form of Executive Employment Contract.	8-K	10.115	8/21/2007
10.17†	Amendment No. 1 to Form of Executive Employment Contract.	10-K	10.11	2/29/2008
10.18†	Employment Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.78	1/08/2007
10.19†	Amendment to Employment Agreement of A. Laurence Jones signed July 9, 2007.	10-Q	10.110	8/8/2007
10.20†	Amendment to Employment Agreement of A. Laurence Jones signed May 23, 2008.	10-Q	10.9	8/11/2008
10.21†	Option Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.79	1/08/2007
10.22†	Restricted Stock Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.80	1/08/2007
10.23†	Employment Agreement (Stock Option and Restricted Stock Agreements are attachments to the Employment Agreement) between StarTek, Inc. and David G. Durham dated August 22, 2007.	8-K	10.116	8/27/2007
10.24†	Transition Agreement between StarTek, Inc. and Mr. Michael Griffith effective September 30, 2008.	8-K	10.1	9/30/2008

10.25†	Sales Commission Plan (2008 and 2009).	10-K	10.24	2/29/2008
10.26†	Amended Sales Commission Plan (2008 and 2009).	10-Q	10.1	10/31/2008
10.27†	Incentive Bonus Plan (2008 and 2009).	10-K	10.25	2/29/2008
10.28	Credit Agreement and $10,000,000 Revolving Line of Credit Note between StarTek, Inc. and Wells Fargo Bank West, National Association dated June 30, 2003.	10-Q	10.32	8/14/2003
10.29	Renewal and Amended Credit Agreement by and between StarTek, Inc. and Wells Fargo NA, dated June 30, 2005.	8-K	10.34	7/5/2005
10.30	Third Amendment to Credit Agreement and $10,000,000 Revolving Line of Credit Note, each entered into as of June 1, 2007.	8-K	10.88	7/3/2007
10.31	Fourth Amendment to Credit Agreement entered into as of April 30, 2008.	10-Q	10.23	8/11/2008
10.32	Fifth Amendment to Credit Agreement, $10,000,000 Revolving Line of Credit Note, and Addendum to Promissory Note, each entered into as of June 30, 2008.	10-Q	10.24	8/11/2008
10.33	Continuing Security Agreement between StarTek USA, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.	10-Q	10.25	8/11/2008
10.34	Continuing Security Agreement between StarTek, Inc. and Wells Fargo Bank, National Association, entered into as of June 30, 2008.	10-Q	10.26	8/11/2008
10.35	Promissory Note to Wells Fargo Equipment Finance, Inc.	10-K	10.50	3/9/2004
10.36	Security Agreement between StarTek Canada Services, Ltd. and Wells Fargo Equipment Finance Company.	8-K	10.74	11/21/2006
10.37	Form of Guaranty of StarTek Canada Obligations executed by StarTek, Inc. and StarTek USA, Inc.	8-K	10.75	11/21/2006
10.38	Promissory Note between StarTek USA, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	10.76	11/21/2006
10.39	Form of Guaranty of StarTek USA Obligations executed by StarTek, Inc. and StarTek Canada Services, Ltd.	8-K	10.77	11/21/2006
10.40	Share Purchase Agreement by and among StarTek, Inc., StarTek Europe Ltd. and Taelus Limited, dated September 30, 2004.	8-K	10.1	10/6/2004
10.41	Promissory Note between StarTek USA, Inc. and DPL Corporation Southeast.	8-K	10.72	12/21/2005
10.42#	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.120	11/6/2007
10.43#	Amendment No. 1 effective February 24, 2008 to Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.7	5/6/2008
10.44#	Contact Call Center Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc., effective January 26, 2007.	10-Q	10.90	5/8/2007
10.45#	Amendment 20070105.006.A.001 effective October 31, 2007 to Master Services Agreement 20070105.006.C entered on January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.50	2/29/2008
10.46	Asset Purchase Agreement among StarTek, Inc., Domain.com, Inc. and A. Emmet Stephenson Jr., Inc effective February 25, 2009. The schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.	10-Q	10.1	5/8/2009
10.47	Promissory Note, dated June 26, 2009, between StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.3	7/2/2009
10.48	Business Loan Agreement, dated June 26, 2009, among StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.4	7/2/2009

10.49	Commercial Security Agreement, dated June 26, 2009, among StarTek, Inc., as grantor, StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.5	7/2/2009
10.50	Commercial Security Agreement, dated June 26, 2009, among StarTek USA, Inc., as grantor, StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.6	7/2/2009
10.51	Commercial Security Agreement, dated June 26, 2009, among StarTek Canada Services, Ltd., as grantor, StarTek, Inc., StarTek USA, Inc., StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.7	7/2/2009
10.52#	Amendment No. 2 to T-Mobile USA, Inc. Services Agreement Call Center Services dated April 1, 2009 between T-Mobile USA, Inc. and StarTek USA, Inc.	10-Q	10.12	7/31/2009
10.53†	Separation Agreement by and between StarTek, Inc. and John J. Damian.	10-Q	10.6	5/7/2010
10.54†	Employment Agreement by and between StarTek, Inc. and Chad A. Carlson.	8-K	10.1	5/27/2010
10.55	Promissory Note effective August 1, 2010 between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	10-Q	10.9	7/30/2010
10.56	Business Loan Agreement effective August 1, 2010 between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	10-Q	10.10	7/30/2010
10.57*†	Separation Agreement by and between StarTek, Inc. and Mary Beth Loesch.
10.58*†	Separation Agreement by and between StarTek, Inc. and Chad A. Thorpe
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-K.
†	Management contract or compensatory plan or arrangement.
#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.
&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission