Form 10-Q
period 2011-03-31
STARTEK INC
filed 2011-05-03
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, $0.01 Par Value — 15,158,718 shares as of April 15, 2011.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.  Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$59,510	$67,410
Cost of services	52,123	60,274
Gross profit	7,387	7,136
Selling, general and administrative expenses	9,680	10,890
Operating loss	(2,293)	(3,754)
Net interest and other income	18	3
Loss before income taxes	(2,275)	(3,751)
Income tax (expense) benefit	(279)	635
Net loss	$(2,554)	$(3,116)

Net loss per share
Basic	$(0.17)	$(0.21)
Diluted	$(0.17)	$(0.21)

Weighted average shares outstanding
Basic	15,014	14,846
Diluted	15,014	14,846

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$20,380	$18,740
Trade accounts receivable, net	41,571	47,210
Income tax receivable	—	53
Deferred income tax assets	115	111
Derivative asset	626	1,078
Prepaid expenses	4,354	4,559
Assets held for sale	5,103	5,103
Current portion of note receivable	660	660
Other current assets	394	320
Total current assets	73,203	77,834

Property, plant and equipment, net	45,333	46,985
Long-term deferred income tax assets	4,358	4,102
Long-term note receivable, net of current portion	1,815	1,980
Other assets	1,766	1,854
Total assets	$126,475	$132,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,497	$7,344
Accrued liabilities:
Accrued payroll	9,649	10,294
Accrued compensated absences	3,401	3,768
Accrued restructuring costs	1,130	1,096
Other accrued liabilities	1,329	1,484
Deferred revenue	671	749
Deferred income tax liabilities	2,068	2,068
Other current liabilities	1,295	862
Total current liabilities	24,040	27,665

Accrued restructuring charges	529	998
Deferred rent	3,033	3,089
Other liabilities	324	356
Total liabilities	27,926	32,108

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,158,718 and 15,117,029 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	152	151
Additional paid-in capital	69,832	69,222
Accumulated other comprehensive income	3,007	3,162
Retained earnings	25,558	28,112
Total stockholders’ equity	98,549	100,647
Total liabilities and stockholders’ equity	$126,475	$132,755

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	March 31,
	2011	2010
Operating Activities
Net loss	$(2,554)	$(3,116)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,986	4,236
Impairment of property, plant and equipment	—	2,162
Non-cash compensation cost	449	556
Deferred income taxes	(319)	(653)
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,595	5,073
Prepaid expenses and other assets	205	605
Accounts payable	(2,780)	(700)
Income taxes, net	462	5,369
Accrued and other liabilities	(1,665)	(1,691)
Net cash provided by operating activities	3,379	11,841

Investing Activities
Proceeds from disposition of investments available for sale	—	499
Proceeds from note receivable	165	—
Purchases of property, plant and equipment	(1,928)	(4,854)
Net cash used in investing activities	(1,763)	(4,355)

Financing Activities
Proceeds from issuance of common stock	160	112
Principal payments on capital lease obligations	(21)	(85)
Net cash provided by financing activities	139	27
Effect of exchange rate changes on cash	(115)	200
Net increase in cash and cash equivalents	1,640	7,713
Cash and cash equivalents at beginning of period	18,740	19,591
Cash and cash equivalents at end of period	$20,380	$27,304

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11	$—
Income taxes paid	$49	$62

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three months ended March 31, 2011, are not necessarily indicative of operating results that may be expected during any other interim period of 2011 or the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to 2010 information to conform to the 2011 presentation.

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

Recently Adopted Accounting Pronouncements

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the Level 3 reconciliation. Adoption of the updated guidance, effective for our fiscal year beginning January 1, 2011, had no impact on our condensed consolidated financial position, results of operations or cash flows. Refer to Note 4 and Note 7 for further details regarding our assets and liabilities measured at fair value.

In October 2009, the Financial Accounting Standards Board issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for us beginning in the first quarter of fiscal 2011. Our adoption of the new accounting guidance did not have an impact on our condensed consolidated financial position, results of operations or cash flows.

2.  SEGMENT INFORMATION

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of March 31, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of three facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended March 31,
	2011	2010
Revenue:
United States	$34,043	$44,703
Canada	13,474	18,081
Offshore	11,993	4,626
Total	$59,510	$67,410

Gross profit:
United States	$5,006	$6,780
Canada	1,084	1,556
Offshore	1,297	(1,200)
Total	$7,387	$7,136

3.  NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(2,554)	$(3,116)

Weighted average shares of common stock	15,014	14,846
Dilutive effect of stock options	—	—
Common stock and common stock equivalents	15,014	14,846

Net loss per basic share	$(0.17)	$(0.21)
Net loss per diluted share	$(0.17)	$(0.21)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,073 and 2,192 in the three months ended March 31, 2011 and 2010, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell, or approximately $5,103 as of March 31, 2011.  We reclassified these long-lived assets as current assets held for sale on our Condensed Consolidated Balance Sheets.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facilities during 2010 and determined these assets meet all the criteria for an asset held for sale.

Restructuring Charges

We have closed facilities and have recorded restructuring charges related to lease costs and other expenses related to the facility closures.  We record expenses in addition to the initially recognized expense when a change in estimate occurs or to accrete a discounted liability to the amount expected to be paid.  We recognized the liability when it was incurred, instead of upon commitment to a plan.   Our Thunder Bay, Ontario and Victoria, Texas facilities have been sublet through the remainder of their respective lease terms and we do not expect to incur material charges in future periods for these locations.  We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through the remainder of our lease term, or 2014.  The leases for our Sarnia, Ontario, Canada and Alexandria, Louisiana locations expired in January 2011 and February 2011, respectively, and we do not expect to incur material charges in future periods for these locations.

We expect to pay $1,667 in our U.S. segment and $4,196 in our Canadian segment over the term of the restructuring plan relating to the closures.  The cumulative amount paid as of March 31, 2011 related to the closures was $719 in our U.S. segment and $3,486 in our Canadian segment.  We expect completion of the Regina, Laramie and Grand Junction restructuring plans no later than 2013, 2011 and 2012, respectively; however, completion may be earlier or later depending on our ability to sublease the facilities, buy-out the lease or sell the facilities.  We have made certain assumptions related to our ability to sublease these facilities.  Refer to Note 7, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of March 31, 2011, and changes during the three months ended March 31, 2011, are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	U.S. Total	Regina	Sarnia	Canada Total	Total
Balance as of January 1, 2011	$491	$32	$506	$1,029	$1,033	$32	$1,065	$2,094
Expense	—	—	—	—	—	—	—	—
Payments, net of receipts for sublease	(10)	(6)	(65)	(81)	(346)	(32)	(378)	(459)
Reclassification of long-term liability	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	24	—	24	24
Balance as of March 31, 2011	$481	$26	$441	$948	$711	$—	$711	$1,659

5.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended
	March 31,
	2011	2010
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T Inc. (“AT&T”)	65.1%	66.9%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	16.3%	18.2%

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

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2011 and others in 2012.  Although we have negotiated extended terms for several of these contracts, others may not be extended past their initial terms.  The initial term of our master services agreement covering all AT&T work expired in January 2010 and has since been extended until July 1, 2011.  After the initial term or any extension term, the agreement automatically renews on a month-to-month basis thereafter.

Our call center services agreement with T-Mobile became effective as of October 1, 2007 and had an initial term of two years.    Although the initial term of the contract ended on September 30, 2009, we entered into an amendment that extended the term through September 30, 2011.  After the initial term or any extension term, the contract automatically renews thereafter for successive one year periods, unless either party provides written notice of termination at least 60 days prior to the expiration of the then current term.  In August 2010, T-Mobile indicated that they would hold a formal process for selecting vendors for approximately half of the work that we currently service along with an additional, significant opportunity with work that we do not currently perform for T-Mobile.  We were selected to submit a full formal response and we did submit the response in December of 2010.  In February of 2011, we were notified that we were again selected to provide final pricing and comments to the proposed contracts.  We expect to be selected as a continuing vendor for T-Mobile but we can provide no assurance that this will be the case nor that if we are selected that we will be selected to perform work at the level that we currently provide, or that the terms of any new agreement will be comparable to those currently provided for under our existing agreement.  If we are not selected as a vendor, or if we are selected as a vendor but at a significantly reduced level, or if the terms of any new agreement are less favorable than the existing agreement, it would have a material adverse effect on our business, results of operations, and financial condition.  Until the process is complete, we continue to provide services to T-Mobile under the existing agreement.

During the first quarter of 2011, AT&T Inc. announced its entry into a stock purchase agreement with Deutsche Telekom under which AT&T agreed to acquire from Deutsche Telekom all of the issued and outstanding shares of its subsidiary, T-Mobile USA, Inc.  The closing of the transaction is subject to certain conditions, including approval by the Federal Communications Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act of 1976, as amended.  The closing is expected to occur in the first quarter of 2012.   See Item 1A. “Risk Factors” of this Form 10-Q for further information on potential risks to our business as a result of this consolidation of our two largest customers.

6.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.  We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three months ended March 31, 2011 and 2010, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three months ended March 31, 2011, we entered into non-deliverable forward contracts with respect to the Philippine peso with US Bank for a notional amount of 804,000 Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of March 31, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of March 31, 2011:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN 6,600
Foreign exchange contracts	Philippine peso	PHP 1,128,000

The Canadian dollar foreign exchange contracts are to be delivered periodically through June 2011 at a purchase price of approximately $6,226, and the Philippine peso foreign exchange contracts are to be delivered periodically through December 2011 at a purchase price of approximately $25,935.  We expect unrealized gains and losses reported in AOCI will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2011.  Refer to Note 7, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

	As of
	March 31, 2011	December 31, 2010
Derivative assets:
Foreign exchange contracts	$626	$1,078

Derivative liabilities:
Foreign exchange contracts	$27	$91

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and  2010:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Gain Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Gain Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(1,092)	$704	$327	$391	Cost of services

7.  FAIR VALUE MEASUREMENTS

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

Restructuring Charges

As described in Note 4, “Impairment Losses and Restructuring Charges,” during the first three months of 2011, we did not incur any restructuring charges. During the three months ended March 31, 2010, we recorded a gain of approximately $2,162 in our Condensed Consolidated Statements of Operations to adjust the estimated restructuring liability for our Regina, Saskatchewan facility and the reversal of certain deferred rent liabilities at our Thunder Bay location, offset by charges related to closures in Thunder Bay, Victoria and Laramie.   We estimated the fair value of our restructuring charges using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreements.  Future cash flows also include estimated property taxes through the remainder of the lease terms, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords or a third-party broker or management’s assessment of our ability to sublease the facility based upon market conditions in which the facility is located.  If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Condensed Consolidated Statements of Operations.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

During the three months ended March 31, 2010, we recorded approximately $2,162 of impairment losses ($2,005 in our U.S. segment and $157 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The long-lived assets primarily include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  For assets that were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$626	$—	$626
Total fair value of assets measured on a recurring basis	$—	$626	$—	$626

Liabilities:
Foreign exchange contracts	$—	$27	$—	$27
Total fair value of liabilities measured on a recurring basis	$—	$27	$—	$27

	Assets Measured at Fair Value
	on a Recurring Basis as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,553	$—	$1,553
Total fair value of assets measured on a recurring basis	$—	$1,553	$—	$1,553

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Three Months Ended March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,103	$5,103
Property, plant and equipment, net	—	—	—	—
Total fair value of assets measured on a non-recurring basis	$—	$—	$5,103	$5,103

Liabilities:
Accrued restructuring costs	$—	$—	$2,760	$2,760
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,760	$2,760

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Three Months Ended March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$1,010	$1,010
Property, plant and equipment, net	—	—	2,912	2,912
Total fair value of assets measured on a non-recurring basis	$—	$—	$3,922	$3,922

Liabilities:
Accrued restructuring costs	$—	$—	$1,818	$1,818
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$1,818	$1,818

8.  DEBT

On March 23, 2011, we entered into a business loan agreement and change in terms agreement (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $10 million secured revolving line of credit.  The Agreement is effective March 2, 2011 through August 1, 2011.  This Agreement replaces our $15 million secured revolving line of credit with UMB Bank.

Borrowings under the Agreement bear interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 2.50%.  The interest rate shall never be less than 4.00% per annum.  This is an increase from the previous terms, which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%, and that the interest rate wouldn’t be less than 3.25% per annum.  Under the Agreement, UMB Bank maintains a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants.  One of the covenants requires a tangible net worth of at least $90 million, which was reduced from a requirement of $100 million under the previous agreement.  Our other financial covenants include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0 and 2) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter.  As of March 31, 2011, we were in compliance with our covenants.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents the components of other comprehensive loss:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(2,554)	$(3,116)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	233	181
Change in fair value of derivative instruments, net of tax	(388)	572
Comprehensive loss	$(2,709)	$(2,363)

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended March 31,
	2011	2010
Accumulated foreign currency translation adjustments:
Beginning balance	$2,547	$1,979
Translation adjustments	233	351
Taxes associated with translation adjustments	—	(170)
Ending balance	$2,780	$2,160
Accumulated unrealized derivative gains (losses):
Beginning balance	$615	$394
Gain reclassified to earnings	704	391
Taxes associated with gain on derivatives	—	(146)
Change in fair value of cash flow hedges, net of tax	(1,092)	327
Ending balance	$227	$966

10.  SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options and restricted stock awards under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan.  Refer to Note 11, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information on our share-based compensation arrangements.   The compensation cost that has been charged against income related to share-based compensation for the three months ended March 31, 2011 and 2010 was $449 and $556, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations.  As of March 31, 2011, there was $2,124 of total unrecognized compensation cost related to non-vested stock options and $366 related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years and 1.9 years for the stock options and restricted stock awards, respectively.  During the three months ended March 31, 2011, 25,318 shares were exercised at a weighted average exercise price of $4.05 per share.

11.  INCOME TAXES

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets in the second quarter of 2010.  The valuation allowance for deferred tax assets as of March 31, 2011 was $10,716.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We seek to become a market leader in providing high-value BPO services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and really listen to their business needs.  In addition we need to deliver creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a quality customer experience to our client’s customers. To become a leader in the market, our strategy is to:

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

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with the regions in which our services are rendered.  As of March 31, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of three facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Overall economic conditions have impacted the telecommunications industry and our clients.  We continue to observe a downturn in this sector.  The growth in wireless subscribers appears to be slowing, and our clients serving traditional “wireline,” or landline telephone services, are experiencing decreased demand.  We received lower call volumes in our North American facilities in 2010 and thus far in 2011, which negatively impacted our results.  Offsetting lower call volumes in North America, has been strong demand for our Offshore call center services, primarily in the Philippines, and to a lesser extent in Costa Rica.  We expect both trends to continue for our existing wireless and wireline customers.

We have observed that in order to reduce costs, customers are 1) shifting a larger portion of their customer care services offshore, 2) increasing their use of outsourced providers and 3) decreasing the number of agents handling calls by leveraging call disposition technology.  In addition, the telecommunications space continues to shift away from wireline services, to wireless services as many consumers disconnect their home telephone lines in favor of using wireless devices, leading to lower call volumes among wireline clients.  These telecommunications industry trends could adversely impact our financial results in 2011; however, the shift toward outsourced and offshore providers could positively impact our business because of our expanding presence in the Philippines and Latin America.  Given our high concentration of telecommunications revenue, the speed and depth in which these trends develop could adversely affect our business.  Our strategy includes expanding into other vertical markets, including cable, healthcare, technology and energy, diversifying our client base in order to reduce our exposure to the risks relating to the telecommunications industry, and expanding our offshore platform to keep pace with the anticipated higher demand for services in those geographic markets.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2011

Site Closures

In February 2011, we closed our facility in Alexandria, Louisiana due to lower call volumes from our second largest client.  The lease for that facility expired in February 2011.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended March 31, 2011	% of Revenue	Three Months Ended March 31, 2010	% of Revenue	% Change Q1 2010 to Q1 2011
Revenue	$59,510	100.0%	$67,410	100.0%	-11.7%
Cost of services	52,123	87.6%	60,274	89.4%	-13.5%
Gross profit	7,387	12.4%	7,136	10.6%	3.5%
Selling, general and administrative expenses	9,680	16.3%	10,890	16.2%	-11.1%
Operating loss	(2,293)	-3.9%	(3,754)	-5.6%	NM
Net interest and other income	18	0.0%	3	0.0%	NM
Loss before income taxes	(2,275)	-3.9%	(3,751)	-5.6%	NM
Income tax expense (benefit)	279	0.4%	(635)	-1.0%	NM
Net loss	$(2,554)	-4.3%	$(3,116)	-4.6%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2011		2010
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$34,043	57.2%	$44,703	66.3%
Cost of services	29,037	55.7%	37,923	62.9%
Gross profit	$5,006	67.8%	$6,780	95.0%
Gross profit %	14.7%		15.2%

Canada:
Revenue	$13,474	22.6%	$18,081	26.8%
Cost of services	12,390	23.8%	16,525	27.4%
Gross profit	$1,084	14.7%	$1,556	21.8%
Gross profit %	8.0%		8.6%

Offshore:
Revenue	$11,993	20.2%	$4,626	6.9%
Cost of services	10,696	20.5%	5,826	9.7%
Gross (loss) profit	$1,297	17.5%	$(1,200)	-16.8%
Gross (loss) profit %	10.8%		-25.9%

Revenue

Revenue decreased by $7.9 million, or 11.7%, from $67.4 million in the first quarter of 2010 to $59.5 million in the first quarter of 2011.  The decrease was driven by a $10.7 million decline in revenue in our U.S. segment. Of that decrease, $8.6 million is attributable to site closures that occurred over the past year in Victoria, Laramie, Greeley, Grand Junction and Alexandria.   The remainder of the decrease was attributable to a volume decline from our largest client, as well as a decrease in the number of billable agents in two locations due to increased attrition.  Revenue in our Canadian segment declined by $4.6 million in the first quarter of 2011 compared to the first quarter of 2010.  Of this decrease, $3.7 million is attributable to the closure of our facilities in Thunder Bay and Sarnia.  The remainder of the decrease was primarily related to an unprofitable site, which we recently announced that we will downsize in the third quarter of 2011.  Revenue in our Offshore segment totaled $12.0 million, an increase of $7.4 million compared to the $4.6 million reported in the first quarter of 2010.  The increase was due primarily to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, both of which opened in the second quarter of 2010 and contributed incremental revenue of $5.2 million.  The remainder of the increase was due to the continued ramp-up of our Makati, Philippines facility.

Cost of Services and Gross Profit

Cost of services declined $8.2 million from $60.3 million in the first quarter of 2010 to $52.1 million in the first quarter of 2011.   As a percentage of revenue, cost of services decreased to 87.6% in the first quarter of 2011 compared to 89.4% in the first quarter of 2010. Cost of services in the U.S. decreased by approximately $8.8 million.  Gross profit as a percentage of revenue in the U.S. decreased from 15.2% in the first quarter of 2010 to 14.7% in the first quarter of 2011.  The decrease in cost of services in the U.S. was due primarily to an $8.1 million decline related to the site closures mentioned above.  Gross profit as a percentage of revenue in Canada decreased slightly from 8.6% in the first quarter of 2010 to 8.0% in the first quarter of 2011.  Cost of services in Canada declined by $4.2 million in the first quarter of 2011 from the first quarter of 2010, of which $3.7 million was due to the closures of the facilities in Thunder Bay and Sarnia, described above.  Gross profit as a percentage of revenue in our Offshore segment increased from a (loss) of (25.9%) in the first quarter of 2010 to a 10.8% profit in the first quarter of 2011.  Cost of services for our Offshore segment increased by approximately $4.9 million due to the opening of new sites in Ortigas, Philippines and Heredia, Costa Rica, and the ramp-up of our Makati, Philippines location.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.2 million, or 11.1%, from $10.9 million in the first quarter of 2010 to $9.7 million in the first quarter of 2011.  The decrease in selling, general and administrative expenses was primarily due to a decrease in salary expense of approximately $0.8 million and bonus expense of approximately $0.4 million.

Operating Loss

We reported an operating loss of $2.3 million in the first quarter of 2011 and $3.8 million in the first quarter of 2010.  Operating loss as a percentage of revenue was (3.9%) for the first quarter of 2011 compared to (5.6%) for the first quarter of 2010.  The narrowing of the loss was primarily due to higher gross profit and lower selling, general and administrative expenses in 2011, as previously discussed.

Income Tax

Income tax expense for the three months ended March 31, 2011 totaled $0.3 million, compared to an income tax benefit of $0.6 million for the three months ended March 31, 2010.  We recorded income tax expense during the three months ended March 31, 2011 despite our loss from continuing operations due to the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets during the second quarter of 2010.  Until we generate U.S. income from continuing operations, we will be unable to utilize the tax benefit related to our net operating loss carryforwards.  As such, we did not record any U.S. income tax benefit during the three months ended March 31, 2011.  The expense recorded during the three months ended March 31, 2011 was primarily related to taxable income from our Canadian operations.

Net Loss

Net loss was $2.6 million for the first quarter of 2011 and $3.1 million for the first quarter of 2010.  The narrowing of the net loss was primarily due to higher gross profit and lower selling, general and administrative expenses, partially offset by higher income tax expense, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, working capital totaled $49.2 million and our current ratio was 3.1:1, compared to working capital of $50.2 million and a current ratio of 2.8:1 at December 31, 2010.

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

On March 23, 2011, we reached an agreement with UMB Bank to amend our line of credit agreement, whereby, the amount available on the secured line of credit was reduced from $15 million to $10 million.  The reduction in the amount available on the line was in response to a modification of certain financial covenants.  Our financial covenant to maintain a minimum tangible net worth was decreased from at least $100 million to at least $90 million in the new agreement.  In addition, borrowings will bear interest at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 2.50%, and the interest rate shall never be less than 4.00% per annum.  This is an increase from the previous agreement which called for borrowings to bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%, and that the interest rate shall never be less than 3.25% per annum.  We do not expect the decline in the amount available on the line to significantly impact our liquidity.  During the first quarter of 2011, we did not draw on our line of credit and there was no balance outstanding on the line of credit as of March 31, 2011.  As of March 31, 2011, we were in compliance with our covenants.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,379	$11,841
Investing activities	(1,763)	(4,355)
Financing activities	139	27
Effect of foreign exchange rates on cash	(115)	200
Net increase in cash and cash equivalents	$1,640	$7,713

Our balance of cash and cash equivalents was $20.4 million at March 31, 2011, compared to a balance of $18.7 million at December 31, 2010.

Operating Activities.  Net cash provided by operating activities decreased $8.4 million from $11.8 million for the three months ended March 31, 2010 to $3.4 million for the three months ended March 31, 2011.  The decline in cash provided by operating activities was driven by 1) a $4.9 million decline in the change in income tax refunds due to the absence of a large income tax refund collected in the first quarter of 2010, 2) a $2.1 million increase in payments of accounts payable during the first quarter of 2011 compared to 2010 and 3) a $1.0 million decline in net loss before impairment losses.

Investing Activities.  Net cash used in investing activities was $1.8 million in the first three months of 2011, compared to $4.4 million in the first three months of 2010.  The decrease was due primarily to a decrease of $2.9 million in purchases of property, plant and equipment due to the fact that we did not invest in any  new sites in 2011, compared to investment in two sites that opened in 2010, one in Costa Rica and one in the Philippines.

Financing Activities.  Net cash provided by financing activities increased by approximately $0.1 million in the first three months of 2011, compared to the first three months of 2010.  The increase was due to a greater amount of stock issuances in 2011 from stock option exercises and lower payments on capital lease obligations.

Contractual Obligations.  Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.  We maintain a $10 million revolving line of credit with UMB Bank Colorado, N.A. which we use to finance regular, short-term operating expenses.  The line of credit expires on August 1, 2011.  During the three months ended March 31, 2011, we did not draw on our line of credit.  There was no balance outstanding on the line of credit as of March 31, 2011. As of March 31, 2011, we were in compliance with our covenants.

During the three months ended March 31, 2011, there were no other material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2010, see Item 7. “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 5, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2011.  Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding these risks.

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

Our critical accounting policies and estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010, for a complete description of our Critical Accounting Policies and Estimates.

Recently Adopted Accounting Pronouncements

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the Level 3 reconciliation. Adoption of the updated guidance, effective for our fiscal year beginning January 1, 2011, had no impact on our condensed consolidated financial position, results of operations or cash flows. Refer to Note 4 and Note 7 in Item 1. for further details regarding our assets and liabilities measured at fair value.

In October 2009, the Financial Accounting Standards Board issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for us beginning in the first quarter of fiscal 2011. Our adoption of the new accounting guidance did not have an impact on our condensed consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates.  This information should be read in conjunction with the information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the interim Unaudited Condensed Consolidated Financial Statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents.  We currently have a $10 million secured revolving line of credit.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  We did not draw on our line of credit during the three months ended March 31, 2011, and as of March 31, 2011, there was no amount outstanding on the line of credit.  If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominate in U.S. dollars.  During the three months ended March 31, 2011, we entered into non-deliverable forward contracts with respect to the Philippine peso for a notional amount of 804 million Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of March 31, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.  As of March 31, 2011, we had contracted to purchase 6.6 million Canadian dollars to be delivered periodically through June 2011 at a purchase price of approximately $6.2 million and we had contracted to purchase 1.1 billion Philippine pesos to be delivered periodically through December 2011 at a purchase price of approximately $25.9 million.

During the three months ended March 31, 2011, there were no other material changes in our market risk exposure.  For a complete discussion of our market risks associated with foreign currency and interest rate risks as of December 31, 2010, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Also, refer to Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the additions and modifications reflected in the risk factors below.

Over 80% of our revenue in the first quarter of 2011 and in fiscal year 2010 has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	65.1%	66.2%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	16.3%	18.1%

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by them. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below.

Refer to Note 5, “Principal Clients” in Item 1 for further discussion of our client contracts.

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

During the first quarter of 2011, AT&T announced its entry into a stock purchase agreement with Deutsche Telekom pursuant to which AT&T agreed to acquire from Deutsche Telekom all of the issued and outstanding shares of its subsidiary, T-Mobile USA, Inc.  the closing of the transaction is subject to certain conditions, including approval by the Federal Communications Commission  and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act of 1976, as amended.  The closing is expected to occur in approximately the first quarter of 2012.  At this time it is not possible for us to determine the impact that this transaction may have on our results of operations either positive or negative, however any significant reduction in revenue from the combined entity would have an adverse effect on our operating results and financial condition.

Our client base is concentrated in the communications industry, which has recently experienced consolidation trends.  As our clients’ businesses change as a result of merger and acquisition activity, there is no guarantee that the newly formed companies will continue to use our services.

Consolidation in the communications industry may decrease the potential number of buyers for our services. Likewise, there is no guarantee that the acquirer of one of our clients will continue to use our services after the consolidation is completed.  We are particularly vulnerable on this issue given the relatively few significant clients we currently serve and the concentration of these clients in the telecommunications industry. For example, as mentioned above, AT&T announced in the first quarter that it had entered into a stock purchase agreement with Deutsche Telekom to acquire all of the issued and outstanding stock of T-Mobile USA and in late 2006, AT&T acquired another of our clients, Cingular Wireless, LLC (now, AT&T Mobility, LLC), thereby further concentrating our revenue base.  There can be no assurance that AT&T Mobility, LLC, AT&T, or other subsidiaries of AT&T will continue to use our services in the future.  If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations would be adversely affected.  We expect to negotiate renewals of our contracts in due course; however, if any of such contracts or any order under such a contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition.

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

(REGISTRANT)

By:	/s/A. LAURENCE JONES	Date: May 3, 2011
A. Laurence Jones
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: May 3, 2011
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	3/31/2011

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1	Change in Terms Agreement, dated March 23, 2011, between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.1	3/24/2011

10.2	Business Loan Agreement, dated March 23, 2011, between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.	8-K	10.2	3/24/2011

10.3*†	2011 Incentive Bonus Plan.

31.1*	Certification of A. Laurence Jones pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed with this Form 10-Q.

†     Management contract or compensatory plan or arrangement.