Form 10-Q
period 2011-06-30
STARTEK INC
filed 2011-08-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value — 15,242,048 shares as of July 15, 2011.

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

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$57,139	$67,676	$116,649	$135,086
Cost of services	50,836	60,041	102,959	120,315
Gross profit	6,303	7,635	13,690	14,771
Selling, general and administrative expenses	13,196	10,268	22,876	21,158
Impairment losses and restructuring charges	3,272	764	3,272	764
Operating loss	(10,165)	(3,397)	(12,458)	(7,151)
Net interest and other (expense) income	(12)	211	6	214
Loss before income taxes	(10,177)	(3,186)	(12,452)	(6,937)
Income tax benefit (expense)	525	(2,037)	246	(1,402)
Net loss	$(9,652)	$(5,223)	$(12,206)	$(8,339)

Net loss per share
Basic	$(0.64)	$(0.35)	$(0.81)	$(0.56)
Diluted	$(0.64)	$(0.35)	$(0.81)	$(0.56)

Weighted average shares outstanding
Basic	15,072	14,886	15,043	14,866
Diluted	15,072	14,886	15,043	14,866

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$20,151	$18,740
Trade accounts receivable, net	40,759	47,210
Income tax receivable	300	53
Deferred income tax assets	115	111
Derivative asset	99	1,078
Prepaid expenses	4,244	4,559
Assets held for sale	5,103	5,103
Current portion of note receivable	660	660
Other current assets	1,846	320
Total current assets	73,277	77,834

Property, plant and equipment, net	42,262	46,985
Long-term deferred income tax assets	4,272	4,102
Long-term note receivable, net of current portion	1,654	1,980
Other assets	1,730	1,854
Total assets	$123,195	$132,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,754	$7,344
Accrued liabilities:
Accrued payroll	9,337	10,294
Accrued compensated absences	5,566	3,768
Accrued restructuring costs	2,933	1,096
Other accrued liabilities	1,022	1,484
Deferred revenue	702	749
Deferred income tax liabilities	2,068	2,068
Other current liabilities	667	862
Total current liabilities	30,049	27,665

Accrued restructuring charges	453	998
Deferred rent	2,947	3,089
Other liabilities	814	356
Total liabilities	34,263	32,108

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,242,048 and 15,117,029 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	152	151
Additional paid-in capital	70,262	69,222
Accumulated other comprehensive income	2,612	3,162
Retained earnings	15,906	28,112
Total stockholders’ equity	88,932	100,647
Total liabilities and stockholders’ equity	$123,195	$132,755

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net loss	$(12,206)	$(8,339)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	8,047	8,580
Impairment of property, plant and equipment	1,026	2,613
Non-cash compensation cost	870	1,024
Deferred income taxes	(253)	1,614
Other, net	(32)	(156)
Changes in operating assets and liabilities:
Trade accounts receivable, net	6,400	3,573
Prepaid expenses and other assets	(1,144)	1,227
Accounts payable	405	(50)
Income taxes, net	(471)	5,201
Accrued and other liabilities	2,141	(2,791)
Net cash provided by operating activities	4,783	12,496

Investing Activities
Proceeds from disposition of investments available for sale	—	606
Proceeds from note receivable	330	—
Purchases of property, plant and equipment	(4,178)	(10,496)
Net cash used in investing activities	(3,848)	(9,890)

Financing Activities
Principal payments on line of credit	—	(1,776)
Proceeds from line of credit	—	1,776
Proceeds from issuance of common stock	171	198
Principal payments on capital lease obligations	(43)	(105)
Net cash provided by financing activities	128	93
Effect of exchange rate changes on cash	348	(610)
Net increase in cash and cash equivalents	1,411	2,089
Cash and cash equivalents at beginning of period	18,740	19,591
Cash and cash equivalents at end of period	$20,151	$21,680

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$21	$36
Income taxes paid	$370	$216

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three and six months ended June 30, 2011, are not necessarily indicative of operating results that may be expected during any other interim period of 2011 or the year ending December 31, 2011.

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

Recently Adopted Accounting Pronouncements

In January 2010, Accounting Standards Codification guidance for fair value measurements and disclosure was updated to require enhanced detail in the Level 3 reconciliation. Adoption of the updated guidance, effective for our fiscal year beginning January 1, 2011, had no impact on our condensed consolidated financial position, results of operations or cash flows. Refer to Note 7 for further details regarding our assets and liabilities measured at fair value.

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

2.  SEGMENT INFORMATION

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of June 30, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of three facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
United States	$30,188	$43,391	$64,231	$88,094
Canada	12,937	16,440	26,411	34,521
Offshore	14,014	7,845	26,007	12,471
Total	$57,139	$67,676	$116,649	$135,086

Gross profit:
United States	$3,897	$6,582	$9,170	$13,362
Canada	1,384	1,581	2,468	3,137
Offshore	1,022	(528)	2,052	(1,728)
Total	$6,303	$7,635	$13,690	$14,771

3.  NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(9,652)	$(5,223)	$(12,206)	$(8,339)

Weighted average shares of common stock	15,072	14,886	15,043	14,866
Dilutive effect of stock options	—	—	—	—
Common stock and common stock equivalents	15,072	14,886	15,043	14,866

Net loss per basic share	$(0.64)	$(0.35)	$(0.81)	$(0.56)
Net loss per diluted share	$(0.64)	$(0.35)	$(0.81)	$(0.56)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,124 and 2,124 in the three and six months ended June 30, 2011, respectively, and 2,520 and 2,520 in the three and six months ended June 30, 2010, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell, or approximately $5,103 as of June 30, 2011.  We reclassified these long-lived assets as current assets held for sale on our Condensed Consolidated Balance Sheets.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facilities during 2010 and the current period and determined these assets meet all the criteria for an asset held for sale.

Impairment Losses

During the three and six months ended June 30, 2011, we recorded approximately $1,026 of impairment losses ($844 in our U.S. segment and $182 in our Canadian segment).  During the three and six months ended June 30, 2010, we recorded approximately $451

($200 in our U.S. segment and $251 in our Canadian segment) and $2,613 ($2,205 in our U.S. segment and $408 in our Canadian segment) of impairment losses.  We recorded the impairment related to certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are in locations for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  Refer to Note 7, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including impairment losses, that are measured at fair value in the Condensed Consolidated Financial Statements.

Restructuring Charges

We routinely assess the profitability and utilization of our facilities and existing markets. In some cases, we have chosen to close under-performing facilities and complete reductions in workforce to enhance future profitability. Severance payments that occur from reductions in workforce are in accordance with our postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable.  Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, rather than upon commitment to a plan.  A significant assumption used in determining the amount of estimated liability for closing facilities is the future lease payments on vacant facilities, which we determine based on our ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If our actual results differ from these estimates, additional gains or losses would be recorded within restructuring charges in the accompanying Condensed Consolidated Statements of Operations. Refer to Note 7, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Condensed Consolidated Financial Statements.

A summary of the activity under the restructuring plans as of June 30, 2011, and changes during the six months ended June 30, 2011, are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	U.S. Total	Regina	Sarnia	Canada Total	Total
Balance as of January 1, 2011	$491	$32	$506	$1,029	$1,033	$32	$1,065	$2,094
Expense	—	25	—	25	788	—	788	813
Payments, net of receipts for sublease	4	(42)	(125)	(163)	(687)	(32)	(719)	(882)
Foreign currency translation adjustment	—	—	—	—	31	—	31	31
Balance as of June 30, 2011	$495	$15	$381	$891	$1,165	$—	$1,165	$2,056

	Termination Benefits
	Cornwall	Kingston	Canada Total
Balance as of January 1, 2011	$—	$—	$—
Expense	881	553	1,434
Payments	(62)	(25)	(87)
Foreign currency translation adjustment	(3)	(14)	(17)
Balance as of June 30, 2011	$817	$514	$1,330

Our Victoria, Texas facility has been sublet through the remainder of its lease term and we have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through the remainder of our lease term, or 2014.  The lease for our Sarnia, Ontario facility expired in January 2011 and we do not expect to incur material charges in future periods for this location.  During the second quarter of 2011, we e recorded approximately $788 of expense due to a change in our estimate of our Regina, Saskatchewan lease liability.  We expect completion of the Laramie, Wyoming and Grand Junction, Colorado restructuring plans no later than 2011 and 2012, respectively; however, completion may be earlier or later depending on our ability to sublease the facilities, buy-out the lease or sell the facilities.  We expect completion of our restructuring plans in Cornwall, Ontario and Kingston, Ontario to be completed by the end of 2011.  We do not expect to incur any facility-related costs with our Cornwall downsizing because we plan to keep that facility open with reduced space.  We expect to incur restructuring costs associated with the Kingston facility in the third quarter of 2011 when the site closes for the remaining lease liability which expires in October 2011.  We expect to pay $1,692 in our U.S. segment and $4,992 in our Canadian segment in facility related costs and $1,418 in our Canadian segment in termination benefits over the term of the restructuring plans.  The cumulative amount paid as of June 30, 2011 related to the closures was $801 in our U.S. segment and $3,914 in our Canadian segment ($3,827 in facility-related costs and $87 in termination benefits).

5.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T Inc.	63.0%	68.5%	64.1%	67.7%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	17.3%	16.8%	16.8%	17.5%

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

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2011 and others in 2012.  Although we have negotiated extended terms for several of these contracts, others may not be extended past their initial terms.  The initial term of our master services agreement covering all AT&T work expired in January 2010, was extended to July 1, 2011 and is now on automatic renewal on a month-to-month basis.    On July 27, 2011, we entered into an agreement (the “SOW”) with AT&T for certain services we provide to AT&T with regard to their wireless consumer customers.  The agreement is effective as of August 1, 2011 with a term of three years through August 1, 2014 but may be terminated by AT&T with a 60 day written notice.  The agreement is pursuant to our current master services agreement with AT&T.  This master services agreement is currently being renegotiated and we expect that the SOW will be subsumed under the new master services agreement once finalized.  The agreement covers 14 current lines of business and represents approximately 30% of our business with AT&T.

During the first quarter of 2011, AT&T Inc. announced its entry into a stock purchase agreement with Deutsche Telekom under which AT&T agreed to acquire from Deutsche Telekom all of the issued and outstanding shares of its subsidiary, T-Mobile USA, Inc.  The closing of the transaction is subject to certain conditions, including approval by the Federal Communications Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act of 1976, as amended.  The closing is expected to occur in the second quarter of 2012.   See Item 1A. “Risk Factors” of this Form 10-Q for further information on potential risks to our business as a result of this consolidation of our two largest customers.

On July 28, 2011, we entered into a new master services agreement (the “MSA”) with T-Mobile USA, Inc. (“T-Mobile”) which covers all services that we provide to T-Mobile.   The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years but may be terminated by T-Mobile with a 90 day written notice.  The agreement is effective July 1, 2011 with an initial term of five years and will automatically renew for additional one-year periods thereafter.

6.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.  We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three and six months ended June 30, 2011 and 2010, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three and six months ended June 30, 2011, we entered into forward contracts with respect to the Canadian dollar for a notional amount of 13,100 Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada. The following table shows the notional principal of our derivative instruments as of June 30, 2011:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN	11,100
Foreign exchange contracts	Philippine peso	PHP	804,000

The Canadian dollar foreign exchange contracts are to be delivered periodically through June 2012 at a purchase price of approximately $11,450, and the Philippine peso foreign exchange contracts are to be delivered periodically through December 2011 at a purchase price of approximately $18,452.  As of June 30, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.  We expect unrealized gains and losses reported in AOCI will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2011.  Refer to Note 7, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

	As of
	June 30, 2011	December 31, 2010
Derivative assets:
Foreign exchange contracts	$99	$1,078

Derivative liabilities:
Foreign exchange contracts	$72	$91

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and  2010:

	Three Months Ended
	June 30, 2011		June 30, 2010
	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(1,165)	$594	$(1,727)	$480	Cost of services

	Six Months Ended
	June 30, 2011		June 30, 2010
	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(2,257)	$1,298	$(1,400)	$871	Cost of services

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

Restructuring Charges

We estimated the fair value of our restructuring charges using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreements.  Future cash flows also include estimated property taxes through the remainder of the lease terms, which are valued based upon historical tax payments.  The future cash flows were discounted using a rate of 3%.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords or a third-party broker or management’s assessment of our ability to sublease the facility based upon market conditions in which the facility is located.  If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Condensed Consolidated Statements of Operations.  Severance payments that occur from reductions in workforce are in accordance with our postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model; we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

We recorded impairment losses on certain long-lived assets for which the carrying value of those assets is not recoverable by future cash flows.  For assets that were not recoverable through future cash flows or could not be used in another facility, we reduced the carrying value to fair value.  We estimated our future cash flows using internal estimates.  Given that the impairment losses were valued using internal estimates, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$99	$—	$99
Total fair value of assets measured on a recurring basis	$—	$99	$—	$99

Liabilities:
Foreign exchange contracts	$—	$72	$—	$72
Total fair value of liabilities measured on a recurring basis	$—	$72	$—	$72

	Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,078	$—	$1,078
Total fair value of assets measured on a recurring basis	$—	$1,078	$—	$1,078

Liabilities:
Foreign exchange contracts	$—	$91	$—	$91
Total fair value of liabilities measured on a recurring basis	$—	$91	$—	$91

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,103	$5,103
Property, plant and equipment, net	—	—	806	806
Total fair value of assets measured on a non-recurring basis	$—	$—	$5,909	$5,909

Liabilities:
Accrued restructuring costs	$—	$—	$5,006	$5,006
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$5,006	$5,006

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,158	$5,158
Property, plant and equipment, net	—	—	10,565	10,565
Total fair value of assets measured on a non-recurring basis	$—	$—	$15,723	$15,723

Liabilities:
Accrued restructuring costs	$—	$—	$2,760	$2,760
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,760	$2,760

8.  DEBT

On March 23, 2011, we entered into a business loan agreement and change in terms agreement (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $10 million secured revolving line of credit.  The Agreement is effective March 2, 2011 through August 1, 2011.  This Agreement replaces our $15 million secured revolving line of credit with UMB Bank.

Borrowings under the Agreement bear interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 2.50%.  The interest rate shall never be less than 4.00% per annum.  This is an increase from the previous terms, which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 1.75%, and that the interest rate wouldn’t be less than 3.25% per annum.  Under the Agreement, UMB Bank maintains a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants.  One of the covenants requires a tangible net worth of at least $90 million, which was reduced from a requirement of $100 million under the previous agreement.  Our other financial covenants include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0 and 2) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter.  As of June 30, 2011, we were in compliance with our covenants except for the tangible net worth requirement.  On August 4, 2011, we received a waiver from UMB Bank with respect to the tangible net worth requirement.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents the components of other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(9,652)	$(5,223)	$(12,206)	$(8,339)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	176	(467)	409	(286)
Change in fair value of derivative instruments, net of tax	(571)	(1,427)	(959)	(855)
Comprehensive loss	$(10,047)	$(7,117)	$(12,756)	$(9,480)

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accumulated foreign currency translation adjustments:
Beginning balance	$2,780	$2,160	$2,547	$1,979
Translation adjustments	176	(600)	409	(249)
Taxes associated with translation adjustments	—	133	—	(37)
Ending balance	$2,956	$1,693	$2,956	$1,693
Accumulated unrealized derivative gains (losses):
Beginning balance	$227	$966	$615	$394
Gain reclassified to earnings	594	480	1,298	871
Taxes associated with gain on derivatives	—	(180)	—	(326)
Change in fair value of cash flow hedges, net of tax	(1,165)	(1,727)	(2,257)	(1,400)
Ending balance	$(344)	$(461)	$(344)	$(461)

10.  SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options and restricted stock awards under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan.  Refer to Note 11, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information on our share-based compensation arrangements.   The compensation cost that has been charged against income related to share-based compensation for the three and six months ended June 30, 2011 was $421 and $870, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations.  The compensation cost that has been charged against income related to share-based compensation for the three and six months ended June 30, 2010 was $468 and $1,024, respectively.  As of June 30, 2011, there was $1,854 of total unrecognized compensation cost related to non-vested stock options and $380 related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 3.0 years and 1.3 years for the stock options and restricted stock awards, respectively.  During the six months ended June 30, 2011, 27,596 shares were exercised at a weighted average exercise price of $4.06 per share.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets in the second quarter of 2010.  The valuation allowance for deferred tax assets as of June 30, 2011 was $11,623.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

12. SUBSEQUENT EVENTS

In July 2011, we entered into a lease for a facility in San Pedro Sula, Honduras.  The facility is approximately 39,000 square feet and we expect to commence operations at the end of the third quarter of 2011.  Management decided to open a facility in Honduras based upon client demand for another Latin America location.  Total lease commitments are approximately $5.8 million over the initial term of the lease, which is approximately seven years.

On July 27, 2011, we entered into an SOW with AT&T for certain services we provide to AT&T with regard to their wireless consumer customers.  The agreement is effective as of August 1, 2011 with a term of three years through August 1, 2014 but may be terminated by AT&T with a 60 day written notice.  The agreement is pursuant to our current master services agreement with AT&T.  This master services agreement is currently being renegotiated and we expect that the SOW will be subsumed under the new master services agreement once finalized.  The agreement covers 14 current lines of business and represents approximately 30% of our business with AT&T.

On July 28, 2011, we entered into a new MSA with T-Mobile which covers all services that we provide to T-Mobile.   The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years but may be terminated by T-Mobile with a 90 day written notice.  The agreement is effective July 1, 2011 with an initial term of five years and will automatically renew for additional one-year periods thereafter.

On August 8, 2011, we entered into an Agreement with UMB Bank for a $7.5 million secured revolving line of credit for one year from August 1, 2011 to August 1, 2012.  This credit facility replaced our previous $10 million secured revolving line of credit with UMB Bank.  Borrowings under the Agreement bear interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.25%.  The interest rate shall never be less than 4.00% per annum.  This is an increase from the previous terms, which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 2.50%.  Under the Agreement, UMB Bank maintains a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants.  One of the covenants requires a tangible net worth of at least $83 million, which was reduced from a requirement of $90 million under the previous agreement.  Our other financial covenants include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0 and 2) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter.

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

We seek to become a market leader in providing high-value BPO services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and really listen to their business needs.  In addition we need to deliver creative industry-based solutions to meet our clients’ ever changing requirements.  The end result is the delivery of a quality customer experience to our client’s customers. To become a leader in the market, our strategy is to:

•	grow our existing client base by deepening and broadening our relationships,
•	add new clients and continue to diversify our client base
•

improve the profitability of our business through an increased percentage of revenues from our offshore operation, operational improvements, increased utilization and right-sizing our North American operation,

•	expand our global delivery platform to meet our client needs, and
•	broaden our service offerings by providing more innovative and technology enabled solutions.

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with the regions in which our services are rendered.  As of June 30, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of three facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines and one in Costa Rica.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Overall economic conditions have impacted the telecommunications industry and our clients.  We continue to observe a downturn in this sector.  The growth in wireless subscribers appears to be slowing, and our clients serving traditional “wireline,” or landline telephone services, are experiencing decreased demand.  We received lower call volumes in our North American facilities in 2010 and thus far in 2011, which negatively impacted our results.  Partially offsetting lower call volumes in North America has been strong demand for our Offshore call center services, primarily in the Philippines, and to a lesser extent in Costa Rica.  We expect both trends to continue for our existing wireless and wireline customers.

We have observed that in order to reduce costs, customers are 1) shifting a larger portion of their customer care services offshore, 2) increasing their use of outsourced providers and 3) decreasing the number of agents handling calls by leveraging call disposition technology.  In addition, the telecommunications space continues to shift away from wireline services to wireless services, as many consumers disconnect their home telephone lines in favor of using wireless devices, leading to lower call volumes among wireline clients.  These telecommunications industry trends could adversely impact our financial results in 2011; however, the shift toward outsourced and offshore providers could positively impact our business because of our expanding presence in the Philippines, Costa Rica and Honduras.  Given our high concentration of telecommunications revenue, the speed and depth in which these trends develop could adversely affect our business.  Our strategy includes expanding into other vertical markets and diversifying our client base in order to reduce our exposure to the risks relating to the telecommunications industry and growing our offshore platform to keep pace with the anticipated higher demand for services in those geographic markets.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2011

Site Closures

In April 2011, we announced that a portion of our business in our Cornwall, Ontario facility will be downsized.  We renegotiated our lease in that facility for a smaller portion of the space through June 30, 2012.  We incurred approximately $0.9 million in restructuring expense for the severance costs associated with the downsizing during the three months ended June 30, 2011.  We do not expect to incur further material charges in future periods related to this downsizing in Cornwall.

In May 2011, we announced our intent to close our facility in Collinsville, Virginia as a result of a customer notification.  We expect to close the location in the third quarter of 2011.  During the three months ended June 30, 2011, we recorded approximately $0.2 million in impairment losses.

In June 2011, we announced our intent to close one of our facilities in Kingston, Ontario in the third quarter of 2011.  This is consistent with our strategy to right-size our North American delivery platform and exit facilities as lease terms expire and local economic conditions, prevailing wage rates, or other factors negatively impact the long-term financial viability of a location.  Much of the business in this facility will be moved to our other facility in Kingston.  During the three months ended June 30, 2011, we recorded approximately $0.7 million of impairment and restructuring charges.

SUBSEQUENT EVENTS

In July 2011, we entered into a lease for a facility in San Pedro Sula, Honduras.  The facility is approximately 39,000 square feet and we expect to commence operations at the end of the third quarter of 2011.  Management decided to open a facility in Honduras based upon client demand for another Latin America location.  Total lease commitments are approximately $5.8 million over the initial term of the lease which is approximately seven years.

On July 27, 2011, we entered into an SOW with AT&T for certain services we provide to AT&T with regard to their wireless consumer customers.  The agreement is effective as of August 1, 2011 with a term of three years through August 1, 2014 but may be terminated by AT&T with a 60 day written notice.  The agreement is pursuant to our current master services agreement with AT&T.  This master services agreement is currently being renegotiated and we expect that the SOW will be subsumed under the new master services agreement once finalized.  The agreement covers 14 current lines of business and represents approximately 30% of our business with AT&T.

On July 28, 2011, we entered into a new MSA with T-Mobile which covers all services that we provide to T-Mobile.   The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years but may be terminated by T-Mobile with a 90 day written notice.  The agreement is effective July 1, 2011 with an initial term of five years and will automatically renew for additional one-year periods thereafter.

On August 8, 2011, we entered into an Agreement with UMB Bank for a $7.5 million secured revolving line of credit for one year from August 1, 2011 to August 1, 2012.  This credit facility replaced our previous $10 million secured revolving line of credit with UMB Bank.  Borrowings under the Agreement bear interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.25%.  The interest rate shall never be less than 4.00% per annum.  This is an increase from the previous terms, which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 2.50%.  Under the Agreement, UMB Bank maintains a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.   In addition, under the Agreement, we are subject to certain financial covenants.  One of the covenants requires a tangible net worth of at least $83 million, which was reduced from a requirement of $90 million under the previous agreement.  Our other financial covenants include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0 and 2) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended June 30, 2011	% of Revenue	Three Months Ended June 30, 2010	% of Revenue	% Change Q2 2010 to Q2 2011
Revenue	$57,139	100.0%	$67,676	100.0%	-15.6%
Cost of services	50,836	89.0%	60,041	88.7%	-15.3%
Gross profit	6,303	11.0%	7,635	11.3%	-17.4%
Selling, general and administrative expenses	13,196	23.1%	10,268	15.2%	28.5%
Impairment losses and restructuring charges	3,272	5.7%	764	1.1%	NM
Operating loss	(10,165)	-17.8%	(3,397)	-5.0%	NM
Net interest and other (expense) income	(12)	0.0%	211	0.3%	NM
Loss before income taxes	(10,177)	-17.8%	(3,186)	-4.7%	NM
Income tax benefit (expense)	525	0.9%	(2,037)	-3.0%	NM
Net loss	$(9,652)	-16.9%	$(5,223)	-7.7%	NM

NM = Not meaningful

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended June 30,
	2011		2010
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$30,188	52.8%	$43,391	64.1%
Cost of services	26,291	51.7%	36,809	61.3%
Gross profit	$3,897	61.8%	$6,582	86.2%
Gross profit %	12.9%		15.2%

Canada:
Revenue	$12,937	22.7%	$16,440	24.3%
Cost of services	11,553	22.7%	14,859	24.8%
Gross profit	$1,384	22.0%	$1,581	20.7%
Gross profit %	10.7%		9.6%

Offshore:
Revenue	$14,014	24.5%	$7,845	11.6%
Cost of services	12,992	25.6%	8,373	13.9%
Gross profit (loss)	$1,022	16.2%	$(528)	-6.9%
Gross profit (loss) %	7.3%		-6.7%

Revenue

Revenue decreased by $10.5 million, or 15.6%, from $67.8 million in the second quarter of 2010 to $57.1 million in the second quarter of 2011.  The decrease was driven by a $13.2 million decline in revenue in our U.S. segment. Of that decrease, $8.4 million is attributable to site closures that occurred over the past year in Greeley, Grand Junction and Alexandria.   The remainder of the decrease was attributable to a volume decline, as well as a decrease in the number of billable agents in other locations.  Revenue in our Canadian segment declined $3.5 million in the second quarter of 2011 compared to the second quarter of 2010.  The decrease was driven by a reduction in revenue of $4.4 million from our site closure in Sarnia, Ontario at the end of 2010 and the ramp-down of some of our business in Cornwall, Ontario during the second quarter of 2011.  The decrease was partially offset by higher volumes in our other Canadian locations.  Revenue in our Offshore segment totaled $14.0 million, an increase of $6.2 million compared to the $7.8 million reported in the second quarter of 2010.  The increase was due primarily to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, both of which opened in the second quarter of 2010 and contributed incremental revenue of $3.3 million in the second quarter of 2011.  The remainder of the increase was due to the continued ramp-up of our Makati, Philippines facility.

Cost of Services and Gross Profit

Cost of services declined $9.2 million from $60.0 million in the second quarter of 2010 to $50.8 million in the second quarter of 2011.   As a percentage of revenue, cost of services increased to 89.0% in the second quarter of 2011 compared to 88.7% in the second quarter of 2010.  Cost of services in the U.S. decreased by approximately $10.5 million.  Gross profit as a percentage of revenue in the

U.S. decreased from 15.2% in the second quarter of 2010 to 12.9% in the second quarter of 2011.  The decrease in cost of services in the U.S. was due primarily to a $7.6 million decline related to the site closures mentioned above.  The remainder of the reduction was due to a lower number of full-time equivalent agents in our other U.S. locations.  Gross profit as a percentage of revenue in Canada increased from 9.6% in the second quarter of 2010 to 10.7% in the second quarter of 2011.  Cost of services in Canada declined by $3.3 million in the second quarter of 2011 from the second quarter of 2010, of which $3.7 million was due to the closure of the facility in Sarnia and ramp-down in Cornwall, described above.  Gross profit as a percentage of revenue in our Offshore segment increased from a loss of 6.7% in the second quarter of 2010 to a 7.3% profit in the second quarter of 2011.  Cost of services for our Offshore segment increased by approximately $4.6 million due to the opening of new sites in Ortigas, Philippines and Heredia, Costa Rica, and the ramp-up of our Makati, Philippines location.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.9 million, or 28.5%, from $10.3 million in the second quarter of 2010 to $13.2 million in the second quarter of 2011.  The increase in selling, general and administrative expenses was due to approximately $2.9 million in severance expense recorded in the second quarter of 2011 related to the departure of our former President and Chief Executive Officer, as well as other personnel reductions in order to decrease our future selling, general and administrative costs.

Impairment Losses and Restructuring Charges

During the three months ended June 30, 2011, we recorded approximately $3.3 million of impairment and restructuring charges.  We recorded approximately $1.0 million of impairment losses ($0.8 million in our U.S. segment and $0.2 million in our Canadian segment) due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  We recorded approximately $2.3 million of restructuring charges in our Canadian segment due to 1) severance costs associated with our closure in Kingston, Ontario, 2) severance costs associated with the downsizing of our Cornwall, Ontario facility and 3) an accrual for an offer to buy-out the remainder of our lease in our closed Regina, Saskatchewan facility.   During the three months ended June 30, 2010, we recorded approximately $0.8 million of impairment losses and restructuring charges ($0.2 million in our U.S. segment and $0.6 million in our Canadian segment) in connection with site closures in 2010 and impairment of long-lived assets.

Operating Loss

We reported an operating loss of $10.2 million in the second quarter of 2011 and $3.4 million in the second quarter of 2010.  Operating loss as a percentage of revenue was (17.8%) for the second quarter of 2011 compared to (5.0%) for the second quarter of 2010.  The higher loss was due to lower gross profit, higher selling, general and administrative expenses and higher impairment losses and restructuring charges in 2011, as previously discussed.

Income Tax

We recorded an income tax benefit of $0.5 million in the second quarter of 2011 and income tax expense of $2.0 million in the second quarter of 2010.  The income tax expense of $2.0 million in the second quarter of 2010 reflected the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets during 2010.  As such, we did not record an income tax benefit related to our U.S. operations despite our loss from continuing operations during the three months ended June 30, 2011.  Until we generate U.S. income from continuing operations, we will be unable to utilize the tax benefit related to our net operating loss carryforwards. The income tax benefit recorded during the three months ended June 30, 2011 was primarily related to a taxable loss from our Canadian operations.

Net Loss

Net loss was $9.7 million for the second quarter of 2011 and $5.2 million for the second quarter of 2010.  The higher net loss was primarily due to lower gross profit, higher selling, general and administrative expenses and higher impairment losses and restructuring charges, partially offset by lower income tax expense, as previously discussed.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Six Months Ended June 30, 2011	% of Revenue	Six Months Ended June 30, 2010	% of Revenue	% Change YTD June 30, 2010 to 2011
Revenue	$116,649	100.0%	$135,086	100.0%	-13.6%
Cost of services	102,959	88.3%	120,315	89.1%	-14.4%
Gross profit	13,690	11.7%	14,771	10.9%	-7.3%
Selling, general and administrative expenses	22,876	19.2%	21,158	15.6%	8.1%
Impairment losses and restructuring charges	3,272	2.8%	764	0.6%	NM
Operating loss	(12,458)	-10.7%	(7,151)	-5.3%	NM
Net interest and other income	6	0.0%	214	0.2%	NM
Loss before income taxes	(12,452)	-10.7%	(6,937)	-5.1%	NM
Income tax expense	246	0.2%	(1,402)	-1.1%	NM
Net loss	$(12,206)	-10.5%	$(8,339)	-6.2%	NM

NM = Not meaningful

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Six Months Ended June 30,
	2011		2010
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$64,231	55.1%	$88,094	65.2%
Cost of services	55,061	53.5%	74,732	62.1%
Gross profit	$9,170	67.0%	$13,362	90.5%
Gross profit %	14.3%		15.2%

Canada:
Revenue	$26,411	22.6%	$34,521	25.6%
Cost of services	23,943	23.3%	31,384	26.1%
Gross profit	$2,468	18.0%	$3,137	21.2%
Gross profit %	9.3%		9.1%

Offshore:
Revenue	$26,007	22.3%	$12,471	9.2%
Cost of services	23,955	23.3%	14,199	11.8%
Gross (loss) profit	$2,052	15.0%	$(1,728)	-11.7%
Gross (loss) profit %	7.9%		-13.9%

Revenue

Revenue decreased by $18.4 million, or 13.6%, from $135.1 million in the first half of 2010 to $116.6 million in the first half of 2011.  The decrease was driven by a $23.9 million decline in revenue in our U.S. segment.  Of that decrease, $16.9 million is attributable to site closures that occurred over the past year in Victoria, Laramie, Greeley, Grand Junction and Alexandria.   The remainder of the decrease was attributable to a volume decline, as well as a decrease in the number of billable agents in other locations.  Revenue in our Canadian segment declined $8.1 million in the first half of 2011 compared to the first half of 2010.  The decrease was driven by a reduction in revenue of $9.1 million from our site closures in Sarnia, Ontario and Thunder Bay, Ontario in March and December 2010, respectively, and the ramp-down of some of our business in Cornwall, Ontario during the second quarter of 2011.  The decrease was partially offset by higher volumes in our other Canadian locations.  Revenue in our Offshore segment totaled $26.0 million, an increase of $13.5 million compared to the $12.5 million reported in the first half of 2010.  The increase was due primarily to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, both of which opened in the second quarter of 2010 and contributed incremental revenue of $8.6 million in the first half of 2011.  The remainder of the increase was due to the continued ramp-up of our Makati, Philippines facility.

Cost of Services and Gross Profit

Cost of services declined $17.4 million from $120.3 million in the first half of 2010 to $103.0 million in the first half of 2011.   As a percentage of revenue, cost of services decreased to 88.3% in the first half of 2011 compared to 89.1% in the first half of 2010. Cost of services in the U.S. decreased by approximately $19.7 million.  Gross profit as a percentage of revenue in the U.S. decreased from 15.2% in the first half of 2010 to 14.3% in the first half of 2011.  The decrease in cost of services in the U.S. was due primarily to a $15.9 million decline related to the site closures mentioned above.  The remainder of the reduction was due to a lower number of full-time equivalent agents in our other U.S. locations.  Gross profit as a percentage of revenue in Canada increased from 9.1% in the first half of 2010 to 9.3% in the first half of 2011.  Cost of services in Canada declined by $7.4 million in the first half of 2011 from the first half of 2010.  The decrease was driven by a reduction in cost of services of $8.4 million from the closures in Sarnia and Thunder Bay and ramp-down in Cornwall, described above.  The decrease was partially offset by higher volumes in our other Canadian locations.  Gross profit as a percentage of revenue in our Offshore segment increased from a loss of 13.9% in the first half of 2010 to a 7.9% profit in the first half of 2011.  Cost of services for our Offshore segment increased by approximately $9.8 million due to the opening of new sites in Ortigas, Philippines and Heredia, Costa Rica, and the ramp-up of our Makati, Philippines location.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.7 million, or 8.1%, from $21.2 million in the first half of 2010 to $22.9 million in the first half of 2011.  The increase in selling, general and administrative expenses was driven by approximately $2.9 million in severance expense recorded in the second quarter of 2011 related to the departure of our former President and Chief Executive Officer, as well as other personnel reductions in order to decrease our future selling, general and administrative costs.  This was partially offset by a decrease to salary expense of $1.3 million from prior personnel reductions at the end of 2010.

Impairment Losses and Restructuring Charges

During the six months ended June 30, 2011, we recorded approximately $3.3 million of impairment and restructuring charges.  We recorded approximately $1.0 million of impairment losses ($0.8 million in our U.S. segment and $0.2 million in our Canadian segment) due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  We recorded approximately $2.3 million of restructuring charges in our Canadian segment due to 1) severance costs associated with our closure in Kingston, Ontario, 2) severance costs associated with the downsizing of our Cornwall, Ontario facility and 3) an accrual for an offer to buy-out the remainder of our lease in our closed Regina, Saskatchewan facility.   During the six months ended June 30, 2010, we recorded approximately $0.8 million of impairment losses and restructuring charges ($0.2 million in our U.S. segment and $0.6 million in our Canadian segment) in connection with site closures in 2010 and impairment of long-lived assets.

Operating Loss

We reported an operating loss of $12.5 million in the first half of 2011 and $7.2 million in the first half of 2010.  Operating loss as a percentage of revenue was (10.7%) for the first half of 2011 compared to (5.3%) for the first half of 2010.  The higher loss was due to lower gross profit, higher selling, general and administrative expenses and higher impairment losses and restructuring charges in 2011, as previously discussed.

Income Tax

We recorded an income tax benefit of $0.2 million in the first half of 2011 and income tax expense of $1.4 million in the first half of 2010.  The income tax expense of $1.4 million in the first half of 2010 reflected the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets during 2010.  As such, we did not record an income tax benefit related to our U.S. operations despite our loss from continuing operations during the six months ended June 30, 2011.  Until we generate U.S. income from continuing operations, we will be unable to utilize the tax benefit related to our net operating loss carryforwards. The income tax benefit recorded during the six months ended June 30, 2011 was primarily related to a taxable loss from our Canadian operations.

Net Loss

Net loss was $12.2 million for the first half of 2011 and $8.3 million for the first half of 2010.  The higher net loss was primarily due to lower gross profit, higher selling, general and administrative expenses and higher impairment losses and restructuring charges, partially offset by lower income tax expense, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, working capital totaled $43.2 million and our current ratio was 2.4:1, compared to working capital of $50.2 million and a current ratio of 2.8:1 at December 31, 2010.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures in order to upgrade our existing information technologies and service offerings and investments in our facilities.  We believe that cash flows from operations and cash provided by our line of credit will adequately meet our ongoing operating requirements for the next year.  Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

On August 8, 2011, we reached an agreement with UMB Bank to renew our line of credit agreement through August 1, 2012, whereby the amount available on the secured line of credit was reduced from $10 million to $7.5 million.  Our financial covenant to maintain a minimum tangible net worth was decreased from at least $90 million to at least $83 million in the new agreement.  In addition, borrowings will bear interest at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index plus 3.25%, and the interest rate shall never be less than 4.00% per annum.  This is an increase from the previous agreement which called for borrowings to bear interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 2.50%, and that the interest rate shall never be less than 4.00% per annum.  We do not expect the decline in the amount available on the line to significantly impact our liquidity.  During the first six months of 2011, we did not draw on our line of credit and there was no balance outstanding on the line of credit as of June 30, 2011.  As of June 30, 2011, we were in compliance with our covenants except for the tangible net worth requirement of $90 million.  On August 4, 2011, we received a waiver from UMB Bank with respect to the tangible net worth requirement.

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,783	$12,496
Investing activities	(3,848)	(9,890)
Financing activities	128	93
Effect of foreign exchange rates on cash	348	(610)
Net increase in cash and cash equivalents	$1,411	$2,089

Our balance of cash and cash equivalents was $20.2 million at June 30, 2011, compared to a balance of $18.7 million at December 31, 2010.

Operating Activities.  Net cash provided by operating activities decreased $7.7 million from $12.5 million for the six months ended June 30, 2010 to $4.8 million for the six months ended June 30, 2011.  The decline in cash provided by operating activities was driven by: 1) a $5.7 million decline in the change in income tax refunds due to the absence of a large income tax refund collected in the first quarter of 2010; and 2) the increase in the net loss of $3.9 million in the first half of 2011 compared to the first half of 2010.

Investing Activities.  Net cash used in investing activities was $3.8 million in the first half of 2011, compared to $9.9 million in the first half of 2010.  The decrease was due primarily to a decrease of $6.3 million in purchases of property, plant and equipment due to the fact that we did not invest in any  new sites in the first half of 2011, compared to investment in two sites that opened in the first half of 2010 in Costa Rica and the Philippines.

Financing Activities.  Net cash provided by financing activities remained consistent at approximately $0.1 million in the first half of 2011 and $0.1 million in the first half of 2010 as the amount of stock issuances and capital lease payments were consistent year over year.

Contractual Obligations.  Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.  On August 8, 2011, we renewed our line of credit with UMB Bank, whereby the amount available on the secured line of credit was reduced from $10 million to $7.5 million, which we use to finance regular, short-term operating expenses.  The line of credit expires on August 1, 2012.  During the six months ended June 30, 2011, we did not draw on our line of credit.  There was no balance outstanding on the line of credit as of June 30, 2011.  As of June 30, 2011, we were in compliance with our covenants except for the tangible net worth requirement.  On August 4, 2011, we received a waiver from UMB Bank with respect to the tangible net worth requirement.

In July 2011, we entered into a lease for a facility in San Pedro Sula, Honduras.  Total lease commitments are approximately $5.8 million over the initial term of the lease, or approximately seven years.

During the six months ended June 30, 2011, there were no other material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2010, see Item 7. “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results and financial condition.  These client relationships are further discussed in Note 5, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2011.  Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 and Item IA. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further information regarding these risks.

There is a risk that the counterparties to our hedging instruments could suffer financial difficulties, due to economic conditions or other reasons, and we could realize losses on these arrangements which could impact our liquidity.  However, we do not believe we are exposed to more than a nominal amount of credit risk in our derivative hedging activities, as the counterparties are established, well-capitalized financial institutions.

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

Recently Adopted Accounting Pronouncements

In January 2010, Accounting Standards Codification guidance for fair value measurements and disclosure was updated to require enhanced detail in the Level 3 reconciliation. Adoption of the updated guidance, effective for our fiscal year beginning January 1, 2011, had no impact on our condensed consolidated financial position, results of operations or cash flows. Refer to Note 7 in Item 1 for further details regarding our assets and liabilities measured at fair value.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents.  We currently have a $10 million secured revolving line of credit.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  We did not draw on our line of credit during the six months ended June 30, 2011, and as of June 30, 2011, there was no amount outstanding on the line of credit.  If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Costa Rica.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica, our functional currency is the U.S. dollar and the majority of our costs are denominate in U.S. dollars.  During the three months ended June 30, 2011, we entered into forward contracts with respect to the Canadian dollar for a notional amount of 13.1 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  As of June 30, 2011, we had contracted to purchase 11.1 million Canadian dollars to be delivered periodically through June 2012 at a purchase price of approximately $11.5 million and we had contracted to purchase 804 million Philippine pesos to be delivered periodically through December 2011 at a purchase price of approximately $18.5 million.  As of June 30, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.

During the six months ended June 30, 2011, there were no other material changes in our market risk exposure.  For a complete discussion of our market risks associated with foreign currency and interest rate risks as of December 31, 2010, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Also, refer to Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

On August 8, 2011, we entered into an Agreement with UMB Bank for a $7.5 million secured revolving line of credit for one year from August 1, 2011 to August 1, 2012. This credit facility replaced our previous $10 million secured revolving line of credit with UMB Bank. Borrowings under the Agreement bear interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.25%. The interest rate shall never be less than 4.00% per annum. This is an increase from the previous terms, which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 2.50%. Under the agreement, UMB Bank maintains a security interest in all of our present and future accounts receivable, general intangibles, and owned real property. In addition, under the Agreement, we are subject to certain financial covenants. One of the covenants requires a tangible net worth of at least $83 million, which was reduced from a requirement of $90 million under the previous agreement. Our other financial covenants include maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0 and 2) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter.

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

Over 80% of our revenue in the first half of 2011 and in fiscal year 2010 has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	64.1%	66.2%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	16.8%	18.1%

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

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

(REGISTRANT)

By:	/s/ CHAD A. CARLSON	Date: August 8, 2011
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: August 8, 2011
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K/A	3.2	5/19/2011

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011.	8-K	10.1	5/6/2011

10.2	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011.	8-K	10.1	6/29/2011

10.3*	Promissory Note effective August 1, 2011 between StarTek, Inc., and StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.

10.4*	Business Loan Agreement effective August 1, 2011 between StarTek, Inc., StarTek USA, Inc. and StarTek Canada Services, Ltd. and UMB Bank Colorado, N.A.

31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged in block text.

*              Filed with this Form 10-Q.

#              Furnished, not filed.