Form 10-Q
period 2011-09-30
STARTEK INC
filed 2011-11-02
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, $0.01 Par Value — 15,259,097 shares as of October 15, 2011.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.  Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent 10-Q filings.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$51,701	$65,598	$168,350	$200,684
Cost of services	47,946	58,964	150,905	179,279
Gross profit	3,755	6,634	17,445	21,405
Selling, general and administrative expenses	10,281	10,327	33,157	31,485
Impairment losses and restructuring charges	291	450	3,563	1,214
Operating loss	(6,817)	(4,143)	(19,275)	(11,294)
Net interest and other income	5	29	11	243
Loss before income taxes	(6,812)	(4,114)	(19,264)	(11,051)
Income tax benefit (expense)	17	(368)	263	(1,770)
Net loss	$(6,795)	$(4,482)	$(19,001)	$(12,821)

Net loss per share
Basic	$(0.45)	$(0.30)	$(1.26)	$(0.86)
Diluted	$(0.45)	$(0.30)	$(1.26)	$(0.86)

Weighted average shares outstanding
Basic	15,108	14,916	15,065	14,888
Diluted	15,108	14,916	15,065	14,888

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$11,516	$18,740
Trade accounts receivable, net	39,943	47,210
Income tax receivable	404	53
Deferred income tax assets	106	111
Derivative asset	12	1,078
Prepaid expenses	3,490	4,559
Assets held for sale	5,103	5,103
Current portion of note receivable	660	660
Other current assets	1,143	320
Total current assets	62,377	77,834

Property, plant and equipment, net	41,004	46,985
Long-term deferred income tax assets	3,959	4,102
Long-term note receivable, net of current portion	1,336	1,980
Other assets	1,999	1,854
Total assets	$110,675	$132,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,951	$7,253
Accrued liabilities:
Accrued payroll	8,580	10,294
Accrued compensated absences	3,879	3,768
Accrued restructuring costs	1,333	1,096
Other accrued liabilities	755	1,484
Derivative liability	924	91
Deferred revenue	866	749
Deferred income tax liabilities	2,068	2,068
Other current liabilities	656	862
Total current liabilities	26,012	27,665

Accrued restructuring charges	353	998
Deferred rent	2,843	3,089
Other liabilities	636	356
Total liabilities	29,844	32,108

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,255,150 and 15,117,029 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	153	151
Additional paid-in capital	70,621	69,222
Accumulated other comprehensive income	946	3,162
Retained earnings	9,111	28,112
Total stockholders’ equity	80,831	100,647
Total liabilities and stockholders’ equity	$110,675	$132,755

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(19,001)	$(12,821)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,948	12,830
Impairment of property, plant and equipment	1,026	3,063
Non-cash compensation cost	1,194	1,585
Deferred income taxes	(121)	1,728
Gain on foreign currency derivatives	1,464	1,138
Other, net	14	(161)
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,062	4,564
Prepaid expenses and other assets	142	97
Accounts payable	(406)	455
Income taxes, net	(600)	5,831
Accrued and other liabilities	(2,064)	(2,702)
Net cash provided by operating activities	658	15,607

Investing Activities
Proceeds from disposition of investments available for sale	—	606
Proceeds from note receivable	495	110
Purchases of property, plant and equipment	(7,417)	(13,749)
Net cash used in investing activities	(6,922)	(13,033)

Financing Activities
Principal payments on line of credit	(1,859)	(1,776)
Proceeds from line of credit	1,859	1,776
Proceeds from issuance of common stock	205	272
Principal payments on capital lease obligations	(65)	(126)
Net cash provided by financing activities	140	146
Effect of exchange rate changes on cash	(1,100)	(997)
Net increase in cash and cash equivalents	(7,224)	1,723
Cash and cash equivalents at beginning of period	18,740	19,591
Cash and cash equivalents at end of period	$11,516	$21,314

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$90	$47
Income taxes paid	$370	$233
Property, plant and equipment sold under a note receivable	$—	$2,915
Unrealized derivative (loss) gain	$(1,899)	$412

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three and nine months ended September 30, 2011, are not necessarily indicative of operating results that may be expected during any other interim period of 2011 or the year ending December 31, 2011.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for us beginning in the first quarter of fiscal 2011. Our adoption of the new accounting guidance did not have an impact on our condensed consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued Accounting Standards Codification guidance which provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements.  This guidance is effective for annual periods beginning after December 15, 2011. We are currently evaluating the requirements.  As this new guidance is related to presentation only, the implementation in the first quarter of fiscal year 2012 will not have a material impact on our results of operations, financial position or cash flows.

2.  SEGMENT INFORMATION

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of September 30, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of two facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines, one in Costa Rica and one in Honduras.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
United States	$25,261	$40,838	$89,492	$128,932
Canada	9,907	15,169	36,318	49,690
Offshore	16,533	9,591	42,540	22,062
Total	$51,701	$65,598	$168,350	$200,684

Gross profit:
United States	$1,630	$6,164	$10,800	$19,526
Canada	375	841	2,843	3,978
Offshore	1,750	(371)	3,802	(2,099)
Total	$3,755	$6,634	$17,445	$21,405

3.  NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(6,795)	$(4,482)	$(19,001)	$(12,821)

Weighted average shares of common stock	15,108	14,916	15,065	14,888
Dilutive effect of stock options	—	—	—	—
Common stock and common stock equivalents	15,108	14,916	15,065	14,888

Net loss per basic share	$(0.45)	$(0.30)	$(1.26)	$(0.86)
Net loss per diluted share	$(0.45)	$(0.30)	$(1.26)	$(0.86)

Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 1,945 in both the three and nine months ended September 30, 2011 and 2,407 in both the three and nine months ended September 30, 2010 were not included in our calculation due to our net loss from continuing operations during those periods.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell, or approximately $5,103 as of September 30, 2011.  We reclassified these long-lived assets as current assets held for sale on our Condensed Consolidated Balance Sheets.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facilities during 2010 and the current period and determined these assets meet all the criteria for an asset held for sale.

Impairment Losses

During the nine months ended September 30, 2011, we recorded approximately $1,026 of impairment losses ($844 in our U.S. segment and $182 in our Canadian segment).  During the three and nine months ended September 30, 2010, we recorded approximately $450 (all in our U.S. segment) and $3,063 ($2,655 in our U.S. segment and $408 in our Canadian segment) of impairment losses, respectively.  We recorded the impairment related to certain long-lived assets for which the carrying value of those assets is not recoverable.  These assets are in locations for which we are uncertain about our ability to generate future cash flows to support the carrying value of these assets.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  Refer to Note 7, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including impairment losses, that are measured at fair value in the Condensed Consolidated Financial Statements.

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

A summary of the activity under the restructuring plans as of September 30, 2011, and changes during the nine months ended September 30, 2011, are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	U.S. Total	Regina	Sarnia	Kingston	Canada Total
Balance as of January 1, 2011	$491	$32	$506	$1,029	$1,033	$32	$—	$1,065
Expense	—	25	—	25	788	—	87	875
Payments, net of receipts for sublease	(36)	(52)	(180)	(268)	(1,002)	(32)	—	(1,034)
Foreign currency translation adjustment	—	—	—	—	(50)	—	(1)	(51)
Balance as of September 30, 2011	$455	$5	$326	$786	$769	$—	$86	$855

	Termination Benefits
	Cornwall	Kingston	Canada Total
Balance as of January 1, 2011	$—	$—	$—
Expense	1,081	557	1,638
Payments	(1,132)	(414)	(1,546)
Foreign currency translation adjustment	51	(98)	(47)
Balance as of September 30, 2011	$—	$45	$45

Our Victoria, Texas facility has been sublet through the remainder of its lease term and we have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through the remainder of our lease term, or 2014.  The lease for our Sarnia, Ontario facility expired in January 2011 and we do not expect to incur material charges in future periods for this location.  During the nine months ended September 30, 2011, we recorded approximately $788 of expense due to a change in our estimate of our Regina, Saskatchewan lease liability.  We expect completion of the Laramie, Wyoming and Grand Junction, Colorado restructuring plans no later than 2011 and 2012, respectively; however, completion may be earlier or later depending on our ability to sublease the facilities, buy-out the lease or sell the facilities.  We expect completion of our restructuring plans in Cornwall, Ontario and Kingston, Ontario to be completed by the end of 2011.  We do not expect to incur any facility-related costs with our Cornwall downsizing because we plan to keep that facility open with reduced space.  We expect to pay $1,692 in our U.S. segment and $4,996 in our Canadian segment in facility related costs and $1,591 in our Canadian segment in termination benefits over the term of the restructuring plans.  The cumulative amount paid as of September 30, 2011 related to the closures was $906 in our U.S. segment and $5,688 in our Canadian segment ($4,142 in facility-related costs and $1,546 in termination benefits).

5.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T Inc. (“AT&T”)	54.4%	66.2%	61.1%	67.2%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	21.4%	18.3%	18.2%	17.8%

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

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2012 and others in 2014.  The initial term of our master services agreement covering all AT&T work expired in January 2010, was extended to July 1, 2011 and was further extended to July 1, 2012.  During the third quarter of 2011, we entered into an agreement (the “SOW”) with AT&T for certain services we provide to AT&T with regard to their wireless consumer customers.  The SOW is effective as of August 1, 2011 with a term of three years through August 1, 2014 but may be terminated by AT&T upon 60 days written notice.  The SOW is pursuant to our current master services agreement with AT&T and covered approximately 50% of our revenue in the third quarter of 2011.  This master services agreement was under renegotiation but the negotiations were postponed at the request of AT&T and our current MSA was extended as noted above.

During the first quarter of 2011, AT&T announced its entry into a stock purchase agreement with Deutsche Telekom under which AT&T agreed to acquire from Deutsche Telekom all of the issued and outstanding shares of its subsidiary, T-Mobile USA, Inc (“T-Mobile”).  The closing of the transaction is subject to certain conditions, including approval by the Federal Communications Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act of 1976, as amended.  On August 31, 2011, the United States Department of Justice announced that it had filed a complaint in the United States Federal Court for the District of Columbia, to block the merger.  Earlier on August 27, 2011, the Federal Communications Commission (“FCC”) had reset its 180 day review clock after receiving additional information from AT&T and T-Mobile with respect to the merger.  This review period will expire on April 25, 2012.  An additional information request was made by the FCC on October 27, 2011.  We can therefore not predict the outcome of the merger review process.

On July 28, 2011, we entered into a new master services agreement (the “MSA”) with T-Mobile which covers all services that we provide to T-Mobile.   The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years but may be terminated by T-Mobile upon 90 days written notice.  The agreement is effective July 1, 2011 with an initial term of five years and will automatically renew for additional one-year periods thereafter.

6.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.  We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three and nine months ended September 30, 2011 and 2010, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three and nine months ended September 30, 2011, we entered into forward contracts with respect to the Canadian dollar for a notional amount of 12,120 and 25,220 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the three and nine months ended September 30, 2011, we entered into non-deliverable forward currency contracts with respect to the Philippine peso for a notional amount of 912,000 and 1,716,000 Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  The following table shows the notional principal of our derivative instruments as of September 30, 2011:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	CDN 17,220
Foreign exchange contracts	Philippine peso	PHP 1,272,000

The Canadian dollar foreign exchange contracts are to be delivered periodically through September 2012 at a purchase price of approximately $17,329, and the Philippine peso foreign exchange contracts are to be delivered periodically through September 2012 at a purchase price of approximately $29,462.  As of September 30, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon relative to the U.S. dollar.  We expect unrealized gains and losses reported in AOCI will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2011.  Refer to Note 7, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	As of
	September 30, 2011	December 31, 2010
Derivative assets:
Foreign exchange contracts	$12	$1,078
Derivative liabilities:
Foreign exchange contracts	$924	$91

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended
	September 30, 2011		September 30, 2010
	Loss	Gain	Gain	Gain
	Recognized in	Reclassified	Recognized in	Reclassified	Location of Gain
	AOCI, net of	from AOCI into	AOCI, net of	from AOCI into	Reclassified from
	tax	Income	tax	Income	AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(1,016)	$166	$1,100	$267	Cost of services

Nine Months Ended
	September 30, 2011		September 30, 2010
	Loss	Gain	Loss	Gain
	Recognized in	Reclassified	Recognized in	Reclassified	Location of Gain
	AOCI, net of	from AOCI into	AOCI, net of	from AOCI into	Reclassified from
	tax	Income	tax	Income	AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(3,363)	$1,464	$(300)	$1,138	Cost of services

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

	Assets Measured at Fair Value
	on a Recurring Basis as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$12	$—	$12
Total fair value of assets measured on a recurring basis	$—	$12	$—	$12

Liabilities:
Foreign exchange contracts	$—	$924	$—	$924
Total fair value of liabilities measured on a recurring basis	$—	$924	$—	$924

	Assets Measured at Fair Value
	on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,078	$—	$1,078
Total fair value of assets measured on a recurring basis	$—	$1,078	$—	$1,078

Liabilities:
Foreign exchange contracts	$—	$91	$—	$91
Total fair value of liabilities measured on a recurring basis	$—	$91	$—	$91

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,103	$5,103
Property, plant and equipment, net	—	—	806	806
Total fair value of assets measured on a non-recurring basis	$—	$—	$5,909	$5,909

Liabilities:
Accrued restructuring costs	$—	$—	$5,298	$5,298
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$5,298	$5,298

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,158	$5,158
Property, plant and equipment, net	—	—	10,565	10,565
Total fair value of assets measured on a non-recurring basis	$—	$—	$15,723	$15,723

Liabilities:
Accrued restructuring costs	$—	$—	$2,760	$2,760
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,760	$2,760

8.  DEBT

On August 8, 2011, we entered into a business loan agreement and a promissory note (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”), for a $7.5 million secured revolving line of credit for one year from August 1, 2011 to August 1, 2012.  Under this agreement, borrowings bore interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.25%.  The interest rate was to never be less than 4.00% per annum.  Under this agreement we granted UMB Bank a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  In addition, under this agreement, we were subject to certain financial covenants, which included maintaining 1) a ratio of total liabilities to tangible net worth of less than 1.0 to 1.0, 2) a tangible net worth of at least $83 million and 3) unencumbered liquid assets, defined as cash, certificate of deposits and marketable securities, of at least $10 million measured on the last day of each fiscal quarter.  As of September 30, 2011, we were in compliance with our covenants, except for the tangible net worth requirement of $83 million. On October 31, 2011, we received a waiver of this covenant from UMB Bank.

On November 2, 2011, we reached an agreement with UMB Bank to amend the Agreement, whereby the secured line of credit will remain at $7.5 million, however, certain provisions will be amended. The amount available under the line will be subject to adjustment for any proceeds received on a sale of our assets classified as held for sale on our condensed consolidated Balance Sheets but in no event will it fall below $5 million.  In addition, borrowings will bear interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.75% and the interest rate shall never be less than 4.50% per annum.  Under the amendment, UMB Bank will continue to retain a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  In addition, our financial covenant to maintain a minimum tangible net worth will be decreased from at least $83 million to at least $75 million, and our financial covenant to maintain unencumbered liquid assets will be decreased from at least $10 million to at least $6.5 million as measured on the last day of each fiscal quarter.  The definition of our tangible net worth requirement will also be amended to exclude in the calculation any gains or losses associated with a sale of our assets classified as held for sale on our Condensed Consolidated Balance Sheets.  We expect to finalize this amendment in November 2011 and it will be effective through August 1, 2012.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following represents the components of other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(6,795)	$(4,482)	$(19,001)	$(12,821)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(726)	1,038	(317)	752
Change in fair value of derivative instruments, net of tax	(940)	1,267	(1,899)	412
Comprehensive loss	$(8,461)	$(2,177)	$(21,217)	$(11,657)

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accumulated foreign currency translation adjustments:
Beginning balance	$2,956	$1,693	$2,547	$1,979
Translation adjustments	(726)	1,032	(317)	783
Taxes associated with translation adjustments	—	6	—	(31)
Ending balance	$2,230	$2,731	$2,230	$2,731
Accumulated unrealized derivative gains (losses):
Beginning balance	$(344)	$(461)	$615	$394
Gain reclassified to earnings	166	267	1,464	1,138
Taxes associated with gain on derivatives	—	(100)	—	(426)
Change in fair value of cash flow hedges, net of tax	(1,106)	1,100	(3,363)	(300)
Ending balance	$(1,284)	$806	$(1,284)	$806

10.  SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options and restricted stock awards under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan.  Refer to Note 11, “Share-Based Compensation,” in

Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information on our share-based compensation arrangements.   The compensation cost that has been charged against income related to share-based compensation for the three and nine months ended September 30, 2011 was $324 and $1,194, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations.  The compensation cost that has been charged against income related to share-based compensation for the three and nine months ended September 30, 2010 was $561 and $1,585, respectively.  As of September 30, 2011, there was $1,696 of total unrecognized compensation cost related to non-vested stock options and $290 related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.9 years and 1.2 years for the stock options and restricted stock awards, respectively.  During the nine months ended September 30, 2011, 27,596 shares were exercised at a weighted average exercise price of $4.06 per share.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets in the second quarter of 2010.  The valuation allowance for deferred tax assets as of September 30, 2011 was $12,322.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

12.  SUBSEQUENT EVENTS

On February 2, 2011, certain former employees of StarTek USA, Inc., filed a putative collective action under the Fair Labor Standards Act, alleging that they were owed overtime compensation for alleged work performed before and after regular shifts.  The plaintiffs sought overtime compensation, liquidated damages, and other relief for themselves as well as for all other customer service representatives and technical service representatives located throughout the United States who performed alleged uncompensated overtime and who were employed by us three years before the commencement of the civil action.  At the time that the case was filed, we believed that there was no merit to the case and vigorously defended the suit.  Following conditional class certification, plaintiffs mailed notice to approximately 22,000 potential plaintiffs; however, only 1,759 individuals timely opted-in to the class.  This opt-in rate was substantially lower than the parties anticipated.  Following a second mediation session on October 27, 2011, we agreed to settle the case for $550, including liquidated damages, attorney’s fees, and costs of settlement administration.  As a result of the outcome of this litigation, we recorded $300 of additional litigation reserve ($550 in total) for this matter.

On November 2, 2011, we reached an agreement with UMB Bank to amend our line of credit agreement, whereby the secured line of credit will remain at $7.5 million, however, certain provisions will be amended. The amount available under the line will be subject to adjustment for any proceeds received on a sale of our assets classified as held for sale on our condensed consolidated Balance Sheets but in no event will it fall below $5 million. In addition, our financial covenant to maintain a minimum tangible net worth will be decreased from at least $83 million to at least $75 million, and our financial covenant to maintain unencumbered liquid assets will be decreased from at least $10 million to at least $6.5 million as measured on the last day of each fiscal quarter.  The definition of our tangible net worth requirement will also be amended to exclude in the calculation any gains or losses associated with a sale of our assets classified as held for sale on our Condensed Consolidated Balance Sheets.  In addition, borrowings will bear interest, at our option at the time of the borrowing, at the thirty, sixty or ninety day LIBOR index, plus 3.75% and the interest rate shall never be less than 4.50% per annum.  This is an increase from the previous agreement which called for borrowings to bear interest, at our option at the time of the borrowing, at the thirty, sixty or ninety day LIBOR index, plus 3.25% and the interest rate was never to be less than 4.00% per annum. We renegotiated this agreement in response to our non-compliance with the tangible net worth financial covenant as of September 30, 2011.  We expect to finalize this amendment in November 2011 and it will be effective through August 1, 2012.

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

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with the regions in which our services are rendered.  As of September 30, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of two facilities in Canada; and our Offshore segment included the operations of two facilities in the Philippines, one in Costa Rica and one in Honduras.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Overall economic conditions have impacted the telecommunications industry and our clients.  We continue to observe a downturn in this sector.  The growth in wireless subscribers appears to be slowing, and our clients serving traditional “wireline,” or landline telephone services, are experiencing decreased demand.  We received lower call volumes in our North American facilities in 2010 and thus far in 2011, which negatively impacted our results.  Partially offsetting lower call volumes in North America has been strong demand for our Offshore call center services, primarily in the Philippines.  We expect both trends to continue for our existing wireless and wireline customers.

We have observed that in order to reduce costs, customers are 1) shifting a larger portion of their customer care services offshore, 2) increasing their use of outsourced providers and 3) decreasing the number of agents handling calls by leveraging call disposition technology.  In addition, the telecommunications space continues to shift away from wireline services to wireless services, as many consumers disconnect their home telephone lines in favor of using wireless devices, leading to lower call volumes among wireline clients.  These telecommunications industry trends have adversely impacted our financial results in 2011; however, the shift toward outsourced and offshore providers has positively impacted our business because of our expanding presence in the Philippines, Costa Rica and Honduras.  Given our high concentration of telecommunications revenue, the speed and depth in which these trends develop could adversely affect our business.  Our strategy includes expanding into other vertical markets and diversifying our client base in order to reduce our exposure to the risks relating to the telecommunications industry and growing our offshore platform to keep pace with the anticipated higher demand for services in those geographic markets.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Site Openings

In September 2011, we commenced employee hiring and training in our new Honduras location and went live with customer calls in early October 2011.  Management decided to open a facility in Honduras based upon client demand for another Latin America offering.

Site Closures

In August 2011, we ceased operations related to a portion of our business in our Cornwall, Ontario facility.  We incurred approximately $0.2 million in restructuring expense for the severance costs associated with the downsizing during the three months ended September 30, 2011.  We do not expect to incur further material charges in future periods related to this downsizing in Cornwall.

In September 2011, we closed one of our facilities in Kingston, Ontario.  This is consistent with our strategy to right-size our North American delivery platform and exit facilities as lease terms expire and local economic conditions, prevailing wage rates, or other factors negatively impact the long-term financial viability of a location.  Much of the business in this facility will be moved to our other facility in Kingston.  During the three months ended September 30, 2011, we recorded approximately $0.1 million in restructuring expense for lease costs associated with the closure.  We do not expect to incur further material charges in future periods related to this closure.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended September 30, 2011	% of Revenue	Three Months Ended September 30, 2010	% of Revenue	% Change Q3 2010 to Q3 2011
Revenue	$51,701	100.0%	$65,598	100.0%	-21.2%
Cost of services	47,946	92.7%	58,964	89.9%	-18.7%
Gross profit	3,755	7.3%	6,634	10.1%	-43.4%
Selling, general and administrative expenses	10,281	19.9%	10,327	15.7%	-0.4%
Impairment losses and restructuring charges	291	0.6%	450	0.7%	NM
Operating loss	(6,817)	-13.2%	(4,143)	-6.3%	NM
Net interest and other income	5	0.0%	29	0.0%	NM
Loss before income taxes	(6,812)	-13.2%	(4,114)	-6.3%	NM
Income tax benefit (expense)	17	0.1%	(368)	-0.5%	NM
Net loss	$(6,795)	-13.1%	$(4,482)	-6.8%	NM

NM = Not meaningful

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended September 30,
	2011		2010
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$25,261	48.8%	$40,838	62.3%
Cost of services	23,631	49.3%	34,674	58.8%
Gross profit	$1,630	43.4%	$6,164	92.9%
Gross profit %	6.5%		15.1%

Canada:
Revenue	$9,907	19.2%	$15,169	23.1%
Cost of services	9,532	19.9%	14,328	24.3%
Gross profit	$375	10.0%	$841	12.7%
Gross profit %	3.8%		5.5%

Offshore:
Revenue	$16,533	32.0%	$9,591	14.6%
Cost of services	14,783	30.8%	9,962	16.9%
Gross profit (loss)	$1,750	46.6%	$(371)	-5.6%
Gross profit (loss) %	10.6%		-3.9%

Revenue

Revenue decreased by $13.9 million, or 21.2%, from $65.6 million in the third quarter of 2010 to $51.7 million in the third quarter of 2011.  The revenue decline was due to decreased revenue in both our U.S. and Canadian segments, partially offset by an increase in revenue in our Offshore segment.  U.S. revenue decreased by $15.6 million in the third quarter of 2011 compared to the third quarter of 2010.  Of that decrease, $12.3 million is attributable to site closures that occurred over the past year in Greeley, Grand Junction and Alexandria, as well as the downsizing of our Collinsville location.   The remainder of the decrease was attributable to a volume decline and a decrease in the number of billable agents in other locations.  Revenue in our Canadian segment declined $5.3 million in the third quarter of 2011 compared to the third quarter of 2010.  The decrease was driven by a reduction in revenue of $6.3 million from our site closures in Sarnia, Ontario and Kingston, Ontario, as well as the ramp-down of some of our business in Cornwall, Ontario during the third quarter of 2011.  The decrease was partially offset by higher volumes and an increase in the number of billable agents in our other Canadian locations.  Revenue in our Offshore segment totaled $16.5 million, an increase of $6.9 million, or 72.3%, compared to the $9.6 million reported in the third quarter of 2010.  The increase was due to the ramp of new business in our two sites in the Philippines and our site in Costa Rica whereby our billable agents increased by nearly 1,200, or 77%, in the third quarter of 2011 compared to the third quarter of 2010.

Cost of Services and Gross Profit

Cost of services declined $11.0 million from $59.0 million in the third quarter of 2010 to $48.0 million in the third quarter of 2011.   As a percentage of revenue, cost of services increased to 92.7% in the third quarter of 2011 compared to 89.9% in the third quarter of 2010.  Cost of services in the U.S. decreased by approximately $11.0 million.  The decrease in cost of services in the U.S. was due primarily to a $10.2 million decline related to the site closures mentioned above.  The remainder of the reduction was due to a lower number of full-time equivalent agents in our other U.S. locations.  Gross profit as a percentage of revenue in the U.S. decreased from 15.1% in the third quarter of 2010 to 6.5% in the third quarter of 2011.  The decrease in gross profit was due to the downsizing of the U.S. site during 2011 mentioned above, and lower overall utilization in our U.S. locations, which is primarily a result of lower call volumes at our domestic facilities.  Cost of services in Canada declined by $4.8 million in the third quarter of 2011 from the third quarter of 2010.  The decline was due to the site closures described above, which reduced cost of services by $5.8 million, partially offset by a higher number of full-time equivalent agents at our other Canadian locations.  Gross profit as a percentage of revenue in Canada decreased from 5.5% in the third quarter of 2010 to 3.8% in the third quarter of 2011.  The decrease in gross profit was primarily due to the ramp-down of the site closure and downsizing mentioned above.  Cost of services for our Offshore segment increased by approximately $4.8 million due to the ramp of new business and the increase in agents described above, in our two sites in the Philippines and our site in Costa Rica.  Gross profit as a percentage of revenue in our Offshore segment increased from a loss of 3.9% in the third quarter of 2010 to a 10.6% profit in the third quarter of 2011.  The increase in gross profit was due to better utilization at our Offshore facilities as we have ramped new business in these locations over the past year, which has resulted in higher revenue and profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained flat at $10.3 million in the third quarter of 2010 and $10.3 million in the third quarter of 2011.  Selling, general and administrative expenses declined due to a $0.9 million decline in salary expense resulting from personnel reductions, offset by an increase of $0.4 million in legal expense primarily related to a settlement of an employee labor relations lawsuit, an increase of $0.3 million in commission expense resulting from increased sales bookings, and a $0.2 million increase in contract labor.

Impairment Losses and Restructuring Charges

During the three months ended September 30, 2011, we recorded approximately $0.3 million of restructuring charges in our Canadian segment.  The costs related to severance costs associated with our downsizing at our Cornwall facility and lease liabilities associated with the closure of our facility in Kingston.  During the three months ended September 30, 2010, we recorded approximately $0.5 million of impairment losses in our U.S. segment for facilities that closed in 2010.

Operating Loss

We reported an operating loss of $6.8 million in the third quarter of 2011 and $4.1 million in the third quarter of 2010.  Operating loss as a percentage of revenue was (13.2%) for the third quarter of 2011 compared to (6.3%) for the third quarter of 2010.  The higher loss was due to lower gross profit, partially offset by lower impairment losses and restructuring charges in 2011, as previously discussed.

Income Tax

We recorded an income tax benefit of $0.01 million in the third quarter of 2011 and income tax expense of $0.4 million in the third quarter of 2010.  We did not record an income tax benefit related to our U.S. operations despite our loss from continuing operations during the three months ended September 30, 2011 due to the valuation allowance recorded for substantially all of our U.S. net deferred tax assets.  The income tax expense of $0.4 million in the third quarter of 2010 was primarily related to taxable income from our Canadian operations.

Net Loss

Net loss was $6.8 million for the third quarter of 2011 and $4.5 million for the third quarter of 2010.  The higher net loss was primarily due to lower gross profit, partially offset by lower impairment losses and restructuring charges and lower income tax expense, as previously discussed.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

The following table presents selected items from our Condensed Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30, 2011	% of Revenue	Nine Months Ended September 30, 2010	% of Revenue	% Change YTD September 30, 2010 to 2011
Revenue	$168,350	100.0%	$200,684	100.0%	-16.1%
Cost of services	150,905	89.6%	179,279	89.3%	-15.8%
Gross profit	17,445	10.4%	21,405	10.7%	-18.5%
Selling, general and administrative expenses	33,157	19.7%	31,485	15.7%	5.3%
Impairment losses and restructuring charges	3,563	2.1%	1,214	0.6%	NM
Operating loss	(19,275)	-11.4%	(11,294)	-5.6%	NM
Net interest and other income	11	0.0%	243	0.1%	NM
Loss before income taxes	(19,264)	-11.4%	(11,051)	-5.5%	NM
Income tax benefit (expense)	263	0.1%	(1,770)	-0.9%	NM
Net loss	$(19,001)	-11.3%	$(12,821)	-6.4%	NM

NM = Not meaningful

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Nine Months Ended September 30,
	2011		2010
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$89,492	53.1%	$128,932	64.2%
Cost of services	78,692	52.1%	109,406	61.0%
Gross profit	$10,800	61.9%	$19,526	91.2%
Gross profit %	12.1%		15.1%

Canada:
Revenue	$36,318	21.6%	$49,690	24.8%
Cost of services	33,475	22.2%	45,712	25.5%
Gross profit	$2,843	16.3%	$3,978	18.6%
Gross profit %	7.8%		8.0%

Offshore:
Revenue	$42,540	25.3%	$22,062	11.0%
Cost of services	38,738	25.7%	24,161	13.5%
Gross (loss) profit	$3,802	21.8%	$(2,099)	-9.8%
Gross (loss) profit %	8.9%		-9.5%

Revenue

Revenue decreased by $32.3 million, or 16.1%, from $200.7 million in the first nine months of 2010 to $168.4 million in the first nine months of 2011.  The revenue decline was due to decreased revenue in both our U.S. and Canadian segments, partially offset by an increase in revenue in our Offshore segment.  U.S. revenue decreased by a $39.4 million in the first nine months of 2011 compared to the first nine months of 2010.  Of that decrease, $31.1 million is attributable to site closures that occurred over the past year in Victoria, Laramie, Greeley, Grand Junction and Alexandria as well as the ramp-down of our Collinsville location which is expected to close in the fourth quarter of 2011.   The remainder of the decrease was attributable to a volume decline and a decrease in the number of billable agents in other locations.  Revenue in our Canadian segment declined $13.4 million in the first nine months of 2011 compared to the first nine months of 2010.  The decrease was driven by a reduction in revenue of $15.7 million from our site closures in Sarnia, Thunder Bay and Kingston over the past year, as well as, the ramp-down of some of our business in Cornwall.  The decrease was partially offset by higher volumes in our other Canadian locations.  Revenue in our Offshore segment totaled $42.5 million, an increase of $20.5 million, or 92.8%, compared to the $22.1 million reported in the first nine months of 2010.  The increase was due primarily to our two new sites in Ortigas, Philippines and Heredia, Costa Rica, both of which opened in the first half of 2010 and contributed incremental revenue of $12.2 million in the first nine months of 2011.  The remainder of the increase was due to the continued ramp-up of our Makati, Philippines facility.

Cost of Services and Gross Profit

Cost of services declined $28.4 million from $179.3 million in the first nine months of 2010 to $150.9 million in the first nine months of 2011.   As a percentage of revenue, cost of services remained flat at 89.6% in the first nine months of 2011 compared to 89.3% in the first nine months of 2010.  Cost of services in the U.S. decreased by approximately $30.7 million.  The decrease in cost of services in the U.S. was due primarily to a $27.2 million decline related to the site closures mentioned above.  The remainder of the reduction was due to a lower number of full-time equivalent agents in our other U.S. locations.  Gross profit as a percentage of revenue in the U.S. decreased from 15.1% in the first nine months of 2010 to 12.1% in the first nine months of 2011.  The decrease in gross profit was due to the site closures mentioned above and lower utilization resulting from the lower number of full-time equivalent agents in the U.S.  Cost of services in Canada declined by $12.2 million in the first nine months of 2011 from the first nine months of 2010.  The decrease was driven by a reduction in cost of services of $14.3 million from the closures in Sarnia, Thunder Bay and Kingston, as well as, the ramp-down in Cornwall, described above.  The decrease was partially offset by a higher number of agents in our other Canadian locations.  Gross profit as a percentage of revenue in Canada decreased from 8.0% in the first nine months of 2010 to 7.8% in the first nine months of 2011.  Cost of services for our Offshore segment increased by approximately $14.6 million due to the opening of new sites in Ortigas, Philippines and Heredia, Costa Rica, and the ramp-up of our Makati, Philippines location.  Gross profit as a percentage of revenue in our Offshore segment increased from a loss of 9.5% in the first nine months of 2010 to a 8.9% profit in the first nine months of 2011.  The increase in gross profit was due to better utilization at our Offshore facilities as we have ramped new business in these locations over the past year, which has resulted in higher revenue and profitability.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.7 million, or 5.3%, from $31.5 million in the first nine months of 2010 to $33.2 million in the first nine months of 2011.  The increase in selling, general and administrative expenses was driven by approximately $2.9 million in severance expense recorded in the first nine months of 2011 related primarily to the departure of our former President and Chief Executive Officer and other personnel reductions in order to decrease our future selling, general and administrative costs, as well as, an increase in legal expense of $0.9 million resulting primarily from an employee labor relations lawsuit and an increase in commission expense of $0.6 million resulting from increased sales bookings.  These increases were partially offset by a decrease in salary expense of $2.2 million and stock compensation expense of $0.4 million due to personnel reductions.

Impairment Losses and Restructuring Charges

During the nine months ended September 30, 2011, we recorded approximately $3.6 million of impairment and restructuring charges.  We recorded approximately $1.0 million of impairment losses ($0.8 million in our U.S. segment and $0.2 million in our Canadian segment) due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The long-lived assets include computer and telephone equipment, furniture and fixtures, leasehold improvements and software.  We recorded approximately $2.6 million of restructuring charges in our Canadian segment due to 1) severance and lease costs associated with our closure in Kingston, Ontario, 2) severance costs associated with the downsizing of our Cornwall, Ontario facility and 3) an increase to our lease reserve related to our estimate of a potential buy-out at our closed Regina, Saskatchewan facility.   During the nine months ended September 30, 2010, we recorded approximately $1.2 million of impairment losses and restructuring charges ($0.6 million in our U.S. segment and $0.6 million in our Canadian segment) in connection with site closures in 2010 and impairment of long-lived assets.

Operating Loss

We reported an operating loss of $19.3 million in the first nine months of 2011 and $11.3 million in the first nine months of 2010.  Operating loss as a percentage of revenue was (11.4%) for the first nine months of 2011 compared to (5.6%) for the first nine months of 2010.  The higher loss was due to lower gross profit, higher selling, general and administrative expenses and higher impairment losses and restructuring charges in 2011, as previously discussed.

Income Tax

We recorded an income tax benefit of $0.3 million in the first nine months of 2011 and income tax expense of $1.8 million in the first nine months of 2010.  The income tax expense of $1.8 million in the first nine months of 2010 reflected the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets during 2010.  As such, we did not record an income tax benefit related to our U.S. operations despite our loss from continuing operations during the nine months ended September 30, 2011.  Until we generate U.S. income from continuing operations, we will be unable to utilize the tax benefit related to our net operating loss carryforwards. The income tax benefit recorded during the nine months ended September 30, 2011 was primarily related to a taxable loss from our Canadian operations.

Net Loss

Net loss was $19.0 million for the first nine months of 2011 and $12.8 million for the first nine months of 2010.  The higher net loss was primarily due to lower gross profit, higher selling, general and administrative expenses and higher impairment losses and restructuring charges, partially offset by lower income tax expense, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, working capital totaled $36.4 million and our current ratio was 2.4:1, compared to working capital of $50.2 million and a current ratio of 2.8:1 at December 31, 2010.  The decline in working capital of approximately $13.8 million from December 31, 2010 to September 30, 2011 was primarily due to a $7.2 million decrease in cash and cash equivalents and a $7.3 million decrease in accounts receivable.  The decrease in cash and cash equivalents is described in further detail below.  The decrease in accounts receivable was due to lower revenue, partially offset by an increase in our days sales outstanding (“DSO”), which was 71 days at September 30, 2011 compared to 67 days at December 31, 2010.  We compute DSO as follows:  period-end receivables, net of allowances, divided by the average daily revenue.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements, primarily our revolving secured line of credit agreement. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures in order to upgrade our existing information technologies and service offerings and investments in our facilities.  During both the three months and nine months ended September 30, 2011, we drew and re-paid approximately $1.9 million on our line of credit and there was no balance outstanding on the line of credit as of September 30, 2011.

On November 2, 2011, we reached an agreement with UMB Bank to amend our line of credit agreement, whereby the secured line of credit will remain at $7.5 million, however, certain provisions will be amended. Under the amendment, the amount available under the line will be subject to adjustment for any proceeds received on a sale of our assets classified as held for sale on our condensed consolidated Balance Sheets but in no event will it fall below $5 million. We negotiated the amendment in response to a modification of certain financial covenants.  During the third quarter of 2011, we were out of compliance with our tangible net worth covenant, which was approximately $80.8 million compared to our requirement of greater than $83 million.  We obtained a waiver of this covenant from UMB Bank.  As of September 30, 2011, we were in compliance with all of our other debt covenants.  Our financial covenant to maintain a minimum tangible net worth will be decreased from at least $83 million to at least $75 million, and our financial covenant to maintain unencumbered liquid assets will be decreased from at least $10 million to at least $6.5 million as measured on the last day of each fiscal quarter.  The definition of our tangible net worth requirement will also be amended to exclude in the calculation any gains or losses associated with a sale of our assets classified as held for sale on our Condensed Consolidated Balance Sheets.  In addition, borrowings will bear interest, at our option at the time of the borrowing, at the thirty, sixty or ninety day LIBOR index, plus 3.75% and the interest rate shall never be less than 4.50% per annum.  This is an increase from the previous agreement which called for borrowings to bear interest, at our option at the time of the borrowing, at the thirty, sixty or ninety day LIBOR index, plus 3.25% and the interest rate was never to be less than 4.00% per annum.  UMB Bank will continue to retain a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  We expect to finalize this amendment in November 2011 and it will be effective through August 1, 2012.

We believe that the borrowing capacity under the secured line of credit, including the proposed amendment described above, together with cash on hand and current and anticipated cash flow from operations will be adequate to meet our working capital and capital expenditure requirements for the next year. However, if we are unable to meet our expected levels of profitability in 2012, we may be required to expand our line of credit or obtain additional financing to fund our working capital and capital expenditure requirements. If necessary, we believe we will be able to obtain other means of financing; however, it may be at less favorable terms, which could have an adverse effect on our financial condition.

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$658	$15,607
Investing activities	(6,922)	(13,033)
Financing activities	140	146
Effect of foreign exchange rates on cash	(1,100)	(997)
Net increase in cash and cash equivalents	$(7,224)	$1,723

Our balance of cash and cash equivalents was $11.5 million at September 30, 2011, compared to a balance of $18.7 million at December 31, 2010.

Operating Activities.  Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 2011, which is a decrease of $14.9 million from net cash provided by operating activities of $15.6 million for the nine months ended September 30, 2010.  The decline in cash provided by operating activities was driven by: 1) a $6.4 million decline in the change in income tax receivable due to the absence of a large income tax refund collected in the first quarter of 2010; and 2) the increase in the net loss before impairment losses of $8.2 million in the first nine months of 2011 compared to the first nine months of 2010.

Investing Activities.  Net cash used in investing activities was $6.9 million in the first nine months of 2011, compared to $13.0 million in the first nine months of 2010.  The decrease was due primarily to a decrease of $6.3 million in purchases of property, plant and equipment due to the fact that in 2011 we have invested in one new site in Honduras, compared to two sites in 2010 in Costa Rica and the Philippines.

Financing Activities.  Net cash provided by financing activities remained consistent at approximately $0.1 million in the first nine months of 2011 and $0.1 million in the first nine months of 2010 as the amount of stock issuances and capital lease payments were consistent year over year.

Contractual Obligations.  Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations.  On October 31, 2011, we reached an agreement to amend our line of credit with UMB Bank, whereby the amount available on the secured line of credit will be reduced from $7.5 million to $5 million which we use to finance regular, short-term operating expenses.  The amended line of credit will expire on August 1, 2012.  During the three months and nine months ended September 30, 2011, we drew and re-paid approximately $1.9 million on our line of credit and there was no balance outstanding on the line of credit as of September 30, 2011.  As of September 30, 2011, we were in compliance with our covenants except for the tangible net worth requirement of $83 million.  On October 31, 2011, we received a waiver from UMB Bank with respect to the tangible net worth requirement.

In July 2011, we entered into a lease for a facility in San Pedro Sula, Honduras.  Total lease commitments are approximately $5.8 million over the initial term of the lease, or approximately seven years.

During the nine months ended September 30, 2011, there were no other material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2010, see Item 7. “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results and financial condition.  These client relationships are further discussed in Note 5, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2011.  Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 and Item IA. “Risk Factors” in Part II of subsequent Quarterly Reports on Form 10-Q for further information regarding these risks.

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

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for us beginning in the first quarter of fiscal 2011. Our adoption of the new accounting guidance did not have an impact on our condensed consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued Accounting Standards Codification guidance which provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements.  This guidance is effective for annual periods beginning after December 15, 2011. We are currently evaluating the requirements.  As this new guidance is related to presentation only, the implementation in the first quarter of fiscal year 2012 will not have a material impact on our results of operations, financial position or cash flows.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents.  We currently have a $7.5 million secured revolving line of credit, although we are not currently in compliance with our financial covenants, we have agreed with the lender to amend certain provisions and reduce the tangible net worth requirement, as described above.  The interest rate on our line of credit is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  During the three months and nine months ended September 30, 2011, we drew and re-paid approximately $1.9 million on our line of credit and there was no balance outstanding on the line of credit as of September 30, 2011.  If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominate in U.S. dollars.  During the three months ended September 30, 2011, we entered into forward contracts with respect to the Canadian dollar for a notional amount of 12.1 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada.  During the three months ended September 30, 2011, we entered into non-deliverable forward currency contracts with respect to the Philippine peso for a notional amount of 912 million Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of September 30, 2011, we had contracted to purchase 17.2 million Canadian dollars to be delivered periodically through September 2012 at a purchase price of approximately $17.3 million and we had contracted to purchase 1.3 billion Philippine pesos to be delivered periodically through September 2012 at a purchase price of approximately $29.5 million.  As of September 30, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or Honduras lempira relative to the U.S. dollar.

During the nine months ended September 30, 2011, there were no other material changes in our market risk exposure.  For a complete discussion of our market risks associated with foreign currency and interest rate risks as of December 31, 2010, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Also, refer to Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STARTEK, INC.
(REGISTRANT)

By:	/s/ CHAD A. CARLSON	Date: November 2, 2011
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID G. DURHAM	Date: November 2, 2011
David G. Durham
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1*&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc.

10.2*&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011.

10.3*†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.

31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David G. Durham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged in block text.

*	Filed with this Form 10-Q.

#	Furnished, not filed.

†	Management contract or compensatory plan or arrangement.

&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.