Form 10-K
period 2011-12-31
STARTEK INC
filed 2012-03-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of February 15, 2012, 15,267,407 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2011 was $38.3 million, based upon the closing price of the registrant’s common stock as quoted on the New York Stock Exchange composite tape on such date. Shares of common stock held by each executive officer and director and by certain persons who owned more than 5% of the outstanding common stock as of such date who likely are affiliates have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2012 annual meeting of stockholders.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

Part I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with over 9,000 employees, whom we refer to as Brand Warriors, that have been committed to making a positive impact on our clients’ business results for 25 years.  Our company mission is to enable and empower our Brand Warriors to fight for our clients’ brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives resulting in a trusted partnership.  The StarTek Advantage is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  StarTek Advantage is focused on improving customer experience and reducing total cost of ownership for our clients.  StarTek has proven results for the multiple services we provide including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities including voice, chat, email, IVR and back-office support.  StarTek has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through its StarTek@Home workforce.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: (1) the U.S., (2) Canada and (3) Offshore.  As of December 31, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of two facilities in Canada; and our offshore segment included the operations of two facilities in the Philippines, one in Costa Rica and one in Honduras.  Financial information for each of our reportable segments for the last three fiscal years is included in Note 15, “Segment Information,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.

Service Offerings

We provide customer experience management throughout the life cycle of our clients’ customers.  These service offerings include customer care, sales support, inbound sales, complex order processing, accounts receivable management, technical and product support, up-sell and cross-sell opportunities and other industry-specific processes.  Our ability to provide these services is enabled by leveraging technology, agent performance tools, analytics, self service applications and various other technologies utilized to enable and empower our Brand Warriors.

Technical and Product Support.  Our technical and product support service offering provides our clients’ customers with high-end technical support services by telephone, e-mail, chat, facsimile and the internet, 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer’s purchase and use of a product or service, or by a customer’s need for ongoing technical assistance.

Sales Support. Through our sales support service, we strive to increase the revenue generation of our clients by receiving and closing sales on inbound sales inquiries as well as through cross-selling and up-selling our clients’ products to their customers.  We have the ability to increase customer purchasing levels, implement product promotion programs, introduce our clients’ customers to new products and enhanced service offerings, secure and process additional customer orders and contract renewal programs and handle inquiries related to product shipments and billing.

Provisioning and Complex Order Processing.  Our complex order processing services provide our clients with large scale project management and direct relationship management for our clients’ large enterprise customers.  This service includes order management and technical sales support for high-end communications services, such as wire-line, wireless, data and customer premise equipment. In addition, we process order fallout from our clients’ automated systems, complete billing review and revenue recovery, and perform quality assurance.  We also provide services for our clients direct to consumer order processing and transfer of accounts between client service providers.  Our services enable a client to provide large scale project management and customer relations services to their customers in a more efficient and cost effective way.

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

Other.  We provide other industry-specific processes including technical support, phone number portability and directory management.  We provide number portability services - when our clients’ customers wish to keep their phone number when changing service providers.  Our phone number portability services, which include both automated and live agent interaction, facilitate pre-port validation, data collection, automatic processing of port-out/in requests, direct and automated interface with the service order activation platform, fallout management tool and port request tracking and archiving.  We also provide 411 directory listing management services.  In addition, our Solutions Team engages with clients to execute their specific goals and anticipate the needs of their customers.  As a part of the Startek Advantage, the Solutions Team is involved from the earliest stages of the life cycle of our client engagements through ongoing operations in order to find the right fit for existing StarTek tools and emerging technologies.

CUSTOMER TRENDS

We have observed a few emerging trends in client requirements of our industry.  Our clients are increasingly focused on:  (1) improving client satisfaction and retention; (2) improving the customer experience; (3) increasing up-sell and cross-sell opportunities; and (4) reducing total overall cost of ownership.  We deliver  a high level of customer satisfaction, as evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to other outsourced partners.  We have demonstrated to our clients our success in increasing revenue per subscriber  by the results of our up-sell and cross-sell methodologies during customer interactions.  Our clients value a combination of on-shore, near-shore, offshore and home agent delivery platforms to optimize their customer support costs.  In response to the demand for offshore solutions, we opened our first facility in the Philippines in 2008, and a second facility in 2010.  In response to this demand for near-shore solutions, we opened a new facility in Costa Rica in 2010 and in Honduras in 2011, which will enable us to provide a near-shore solution, as well as Spanish speaking capabilities.  Given this demand, we plan to continue to grow the number of offshore and near-shore agents.

We have also observed that our clients are demanding a decrease in the number of contacts it takes for their customers to enjoy their products or services.  Process improvement has also driven further efficiencies for resolution of those contact issues. We are committed to delivering solutions through which we partner with our clients to achieve and deliver these efficiency gains.  We believe we are positioned to benefit from this trend as we have developed a comprehensive suite of services which drive continuous improvement on front and back-office transactions.

KEY COMPETITIVE DIFFERENTIATORS

StarTek Advantage

The sum total of the StarTek culture, the StarTek Operating Platform, customized solutions for every client program and our continuous improvement process is our StarTek Advantage.  StarTek Advantage empowers and enables our leaders to deliver consistent execution of operational results while driving year over year improvement for our clients’ critical business requirements.

StarTek’s culture is built on trust and servant leadership. Servant leadership puts the employees first and leads with a focus on solving problems and promoting personal development.   We are a gathering of like minded professionals determined to make a positive impact for our employees, our clients and our stakeholders.  We work to remove noise, challenge the status quo, move with urgency, be creative, drive improvement, win and have fun.

StarTek Operating Platform provides the expertise, best practices and thought leadership to move our clients’ programs toward specific, measurable goals.  It includes execution and innovation in every area of the support process from onboarding our employees, enabling our employees, executing against goals, evaluating performance, improving performance and enhancing our client’s business.

StarTek Solutions is a targeted solution leveraging what we have now, what we have learned from experience across a breadth of clients and industries and what we hear and understand from our client’s goals.  We will deliver the right people with the right leadership enabled by the right technology and empowered by the right tools to make a meaningful impact to our clients’ business.

We offer a variety of customer management solutions that provide front to back-office capabilities utilizing the right delivery platform including onshore, near shore, offshore, and StarTek@Home sourcing alternatives. We also offer multi-channel interactions across voice, chat, email, and IVR channels.  We believe that we are differentiated by our client centric culture, quality of our execution and results, our flexibility and competitive pricing.

Flexibility

Our solution configuration is aligned with our clients’ unique requirements.  We are flexible in designing solutions around our clients’ strategic goals, and we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology.

Consistent Performance

Performance is core to the StarTek Operating Platform.  Our clients expect consistent performance against the fundamentals of the business no matter the location or method of the service delivery.  The operating platform sets the stage for us to drive continuous improvement and focus on the value-add aspects of our clients’ business.

Cost Competitive

We are confident in our ability to be cost competitive in our solutions for our clients’ needs. Through clearly understanding their needs and striving to reach goal congruency we can assure that our collective financial goals are aligned in the most efficient way.

STRATEGY

Successful outsourcing partnerships strike a balance by delivering our clients a better customer experience through an efficient support model while generating a fair return for our stakeholders.  Therefore, our mission is simple.  We enable and empower our Brand Warriors to fight for our clients’ brands every day in order to return value to our stakeholders. Our employees and customer service agents are called Brand Warriors because they are on the front lines protecting and promoting our clients’ brand, which creates loyalty for our clients’ products and services.  Our clients’ business objectives become our business objectives, as we seek to become their trusted outsourcing partner.  Every day, we strive to better understand our clients’ market and competitive challenges so that we can play a more effective role as a trusted partner in their businesses.  We seek to build customer loyalty and reduce our customers’ costs through specific actionable continuous improvement efforts.  Management believes that empowering and enabling our Brand Warriors is the most important way we can deliver the best possible consistent customer experience.  StarTek’s leadership team is committed to driving year over year continuous improvement for our clients’ businesses not only in customer experience but in total cost of ownership.

We seek to become a market leader in providing meaningful impact BPO services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs.  In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a quality customer experience to our client’s customers. To become a leader in the market, our strategy is to:

•                  grow our existing client base by deepening and broadening our relationships,

•                  add new clients and continue to diversify our client base,

•                  improve the profitability of our business through operational improvements, increased utilization and right-sizing our North American operation,

•                  expand our global delivery platform to meet our client needs, and

•                  broaden our service offerings by providing more innovative and technology-enabled solutions.

During 2011, we further expanded our near-shore delivery platform by opening our first facility in Honduras.  Management believes that the labor market in Honduras is strong and our position as an early entrant into this country provides us a competitive advantage to win business with new and existing customers.  During 2011, we also continued to grow our headcount in the Philippines, where we added over 1,100  new full-time equivalent agents.  We believe that diversifying our geographic platform by expanding offshore and near-shore will result in improved margins and position us for future growth.  In 2011, we decreased our North American footprint by closing one facility in the U.S. early in the year and one Canadian facility in the third quarter of 2011.  The decision to close these facilities was due to lower client volumes, and an effort to improve utilization at our centers, thus driving efficiencies and improved margins.  We will continue to evaluate the profitability of our North American locations.  In 2011, we made progress on our strategic objective to add new clients by signing eight new contracts.  We also built-out StarTek Advantage which builds upon the development of the StarTek operating platform in order to drive efficiencies in our operation, execute on our core offerings and deliver customized processes and solutions to our clients.

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

INDUSTRY

Outsourcing of non-core activities, such as those we provide, offers companies the ability to focus on their core competencies, leverage economies of scale and control variable costs of the business while accessing new technology and trained expert personnel.  As the business environment continues to evolve, it has become more difficult and expensive for some companies to maintain the necessary personnel and product capabilities in-house to provide business process services on a cost-effective basis. Accordingly, we anticipate that outsourced customer care services will grow significantly in the coming years.  In general, we believe that industries having higher levels of customer contact and service volume, such as the communications industry, tend to be more likely to seek outsourced services as a more efficient method for managing their technical support and customer care functions. We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.

COMPETITION

We compete with a number of companies that provide similar services on an outsourced basis, including technical support and customer care companies such as Teleperformance; Convergys Corporation; Transcom; NCO Group; Aegis PeopleSupport; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc., Stream Global Services, Inc. and West Corporation.  We compete with the aforementioned companies for new business and for the expansion of existing business within the clients we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer agents, number of product offerings, and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as proven performance to add value to our clients.  We believe our success is contingent more on our targeted service offering and performance delivery to our clients than our overall size.  Several of our competitors merged during the last three years, which increased the size and reach of those competitors, which may affect our competitive position.  There are also many private equity backed companies actively pursuing sale so further consolidation in the industry is expected.  However, we believe there are integration challenges involved in consolidations, which may provide us an opportunity to deliver superior customer service to our clients.  Some competitors may offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services.  Therefore, part of our strategy is to expand our service offerings by increasing our presence offshore, near-shore and with StarTek@Home agents to enhance our competitive advantage.  We primarily compete with the aforementioned companies on the basis of price and quality.  As such, our strategy continues to be to execute on our clients’ quality metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost effective solution.  We view our competitive advantage as being a large enough company to offer the breadth of service offerings that are often requested by our clients while being agile enough to quickly respond to our clients’ needs.

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

	Year Ended December 31,
	2011	2010	2009
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	57.9%	66.2%	63.6%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	19.9%	18.1%	21.5%

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

EMPLOYEES AND TRAINING

Our success in recruiting, hiring, training, and retaining large numbers of full and part-time skilled employees, and obtaining large numbers of hourly employees during peak periods is critical to our ability to provide high quality outsourced services.  We compete for labor with firms offering similar paying jobs in the communities in which we are located, which includes other contact centers.  During the past several years, we experienced difficulties hiring and retaining agents as we faced economic pressures in and around certain of our site locations.  Refer to Item 1A. “Risk Factors” for further discussion of risks surrounding our ability to recruit and retain personnel.

As of December 31, 2011, we employed approximately 9,100 employees. We believe the demographics surrounding our facilities, and our reputation, stability, and compensation plans should allow us to continue to attract and retain qualified employees. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2011.

CORPORATE INFORMATION

We were founded in 1987 and on June 19, 1997, we completed an initial public offering of our common stock.  We conduct our business through our wholly owned operating subsidiaries, StarTek USA, Inc., StarTek Canada Services, Ltd, StarTek International, Limited, StarTek Honduras, SAdeCV and StarTek Philippines, Inc.  We are a Delaware corporation headquartered in Denver, Colorado. Our principal executive offices are located at 44 Cook Street, 4th Floor, Denver, Colorado 80206. Our telephone number is (303) 262-4500. Our website address is www.startek.com.  Our stock currently trades on the New York Stock Exchange under the symbol SRT.

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

ITEM 1A.  RISK FACTORS

Although our concentration with our largest clients has been reduced, over 75% of our revenue in 2011, 2010 and 2009, has been received from our two largest clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2011	2010	2009
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	57.9%	66.2%	63.6%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	19.9%	18.1%	21.5%

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by them. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries, as discussed further below. In the first quarter of 2012, we received notice from one of our largest clients of a significant reduction in volume.

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

Consolidation in the communications industry may decrease the potential number of buyers for our services. Likewise, there is no guarantee that the acquirer of one of our clients will continue to use our services after the consolidation is completed.  We are particularly vulnerable on this issue given the relatively few significant clients we currently serve and the concentration of these clients in the telecommunications industry. For example, in late 2006, our client, AT&T, acquired another of our clients, Cingular Wireless, LLC (now, AT&T Mobility, LLC), thereby further concentrating our revenue base.  There can be no assurance that our principal clients will continue to use our services in the future.  If we lose principal clients or our service volumes decrease as a result of principal clients being acquired, our business, financial condition and results of operations would be adversely affected.  We expect to negotiate renewals of our contracts in due course; however, if any of such contracts or any order under such a contract is not ultimately renewed, it would have a material adverse effect on our results of operations and financial condition.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business.  Over 95% of our revenue in 2009, 2010 and 2011 was concentrated in the telecommunications industry.  During 2011 and 2010, we experienced lower call volumes from our customers in the wire-line and wireless businesses which adversely affected our results.  Currently, our business is largely dependent on continued demand for our services from clients in this industry and on trends in this industry to purchase outsourced services. The recent economic instability has weakened the demand for the products and services offered by our clients in the telecommunications sector and could continue to affect this demand in the future which would consequently weaken the demand for our services.  The weakened demand for our clients’ products and services could also cause a slowdown or reversal of the trend in the telecommunications industry to outsource the services we provide.  These factors could adversely affect our business, results of operations, growth prospects, and financial condition in the future.

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

Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers, and as a result, our capacity utilization varies, and demands on our capacity are, to some degree, beyond our control. We have experienced, and in the future may experience periods of idle capacity from opening new facilities where forecasted volume levels do not materialize. In addition, we have experienced, and in the future may experience idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins.

In 2011, we determined it was necessary to close our facility in Alexandria, Louisiana and one of our Kingston, Ontario facilities.  In addition, we downsized business in our Cornwall, Ontario facility and negotiated our lease for a smaller space.  During 2011, we also announced the closure of our facility in Collinsville, Virginia during the first quarter of 2012.  In 2012, the decision was made to consolidate the business performed in Enid, Oklahoma into another U.S. facility and also in 2012, we received a customer notification of an intent to reduce its business in our Decatur, Illinois and Jonesboro, Arkansas facilities and we are actively trying to sell this capacity to other current and potential clients.  During 2011, we recognized $5.5 million in impairment losses and restructuring charges related to facility closures and assets whereby the carrying value did not support future cash flows.  We may incur further impairment losses and restructuring charges during 2012 related to our planned closures.  There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.  In 2011, we expanded our capacity to include a new facility in Honduras.  In addition, the two facilities opened in 2010 in Costa Rica and the Philippines continue to ramp and as of December 31, 2011 have not yet reached full capacity.  While the call volumes associated with these facilities ramped during 2011, we experienced excess capacity and incurred additional costs as we worked towards bringing these facilities to normal operational levels.  If client demand declines due to economic conditions or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

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

Our existing clients and a number of clients we are currently targeting have been decreasing the number of firms they rely on to outsource their business process outsourced services. We believe these clients are taking this action in order to increase accountability and decrease their costs, and under current economic conditions, there is an increased risk that our clients will outsource their business process services to even fewer firms to reduce costs further. If this consolidation results in us losing one or more of our clients, our business and results of operations will be adversely affected. In addition, this consolidation could make it more difficult for us to secure new clients, which could limit our growth opportunities.

If we experience an interruption to our business, our results of operations may suffer.

Our operations depend on our ability to protect our facilities, computer equipment, telecommunications equipment, software systems and clients’ products and confidential client information against damage from telecommunications interruption, power loss, fire, natural disaster, theft, unauthorized intrusion, computer viruses, internet interruption, e-commerce interruption, bomb threats, terrorist attacks, cyber attacks and other emergencies. Our locations in the Philippines are exposed to a higher risk of weather related interruptions (including typhoon, flood and hurricane) than our North American operations.  We maintain procedures and contingency plans to minimize the detrimental impact of adverse events, but if such an event occurs, our procedures and plans may not be successful in protecting us from losses or interruptions. In the event we experience temporary or permanent interruptions or other emergencies at one or more of our facilities, our business could suffer and we may be required to pay contractual damages to our clients or allow our clients to terminate or renegotiate their arrangements with us. Although we maintain property and business interruption insurance, as well as cyber liability insurance, such insurance may not adequately or timely compensate us for all losses we may incur. Further, our telecommunication systems and networks and our ability to timely and consistently access and use telephone, internet, e-commerce, e-mail, facsimile connections and other forms of communication are substantially dependent upon telephone companies, internet service providers, and various telecommunication infrastructures. If such communications are interrupted on a short- or long-term basis, our services would be similarly interrupted and delayed.

Our operations in Canada, the Philippines, Costa Rica and Honduras subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business outside the United States, in Canada, the Philippines, Costa Rica and Honduras, we are exposed to market risk from changes in the value of the Canadian dollar, Philippine peso, Costa Rican colon and the Honduran lempira.  Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations and, therefore, may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, but the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars, Philippine pesos and, to a lesser extent, the Costa Rican colon and Honduran lempira.  Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso, Costa Rican colon or Honduran lempira exchange rates can cause significant fluctuations in our results of operations.  During 2011, we engaged in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar versus the U.S. dollar and the Philippine peso versus the U.S. dollar.  During 2011, we did not enter into hedging agreements for the Costa Rican colon or Honduran lempira.  We may participate in hedging activities in the future relating to the Canadian dollar, Philippine peso, Costa Rican colon and Honduran lempira. However, currency hedges do not and will not eliminate our exposure to fluctuations in the currencies.  In the past few years, there have been large fluctuations in the value of the U.S. dollar against the value of the Canadian dollar.  If the U.S. dollar weakens against the value of the Canadian dollar, it would increase our costs and adversely affect our results from operations.  Likewise, increases in the value of the Philippine peso, Costa Rican colon or Honduran lempira, or currencies in other foreign markets in which we may operate in relation to the value of the U.S. dollar would further increase our costs and adversely affect our results of operations.

Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.

We enter into written agreements with each client for our services. We seek to sign multi-year contracts with our clients.  However these contracts generally permit termination upon 30 to 90 days notice by our clients, they do not designate us as our clients’ exclusive outsourced services provider, we do not penalize our clients for early termination, they hold us responsible for work performed that does not meet pre-defined specifications and they do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results.  In addition, some contracts with our two largest clients either expire in 2012 or are currently under negotiation for renewal, and we cannot guarantee that they will be extended or renewed.  If a principal client cancelled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients’ customers, as described above, our business depends in part on the success of our clients’ products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us which would have an adverse effect on our revenue, results of operations and overall financial condition.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees. During 2011, we continued to experience a high rate of employee turnover, which, in turn, requires significant recruiting and training costs. Such turnover adversely affects our operating efficiency, productivity and ability to fully respond to client demand, thereby adversely impacting our operating results.  Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers but also with other similar-paying jobs, including retail, oil and gas industry labor, food service, etc.  As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations.  Further increases in employee turnover or failure to effectively address and remedy these high attrition rates would have an adverse effect on our results of operations and financial condition.

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

Technologies that our clients or competitors already possess or may in the future develop or acquire may decrease the cost or increase the efficiency of competing services. We believe that to remain competitive, we must continue to invest in technology to be able to compete for new business and maintain service levels for clients. We may not be able to develop and market any new services that use, or effectively compete with, existing or future technologies, and such services may not be commercially successful. Furthermore, our competitors may have greater resources to devote to research and development than we do and accordingly, may have the ability to develop and market new technologies with which we are unable to successfully compete.

Our operating costs may increase as a result of higher labor costs.

During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2011, the local economies in some of the locations in which we operate experienced growth, which caused us to increase labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive.  Effective July 2009, the U.S. federal minimum wage rate was increased.  The minimum wage applicable to most of our operations in Canada is rising even more dramatically than in the U.S.  Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease.  In the past, some of our Canadian employees have attempted to organize a labor union, and economic and legislative changes in the U.S. may encourage organizing efforts in the future which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our lack of a wide geographic diversity outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

Although we currently conduct operations in Canada, the Philippines, Costa Rica and Honduras, we do not have a wide geographic diversity. Our lack of such diversity could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. It may also limit our ability to gain new clients who may require business process service providers to have this greater flexibility across differing geographies.

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

We intend to grow our business by expanding our overall client base in current and new vertical markets. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth we would be required to open additional facilities, expand and improve our information systems and procedures, and hire, train, motivate, and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures, and personnel may not be adequate to support our future operations. Further, we may not be able to maintain or accelerate our current growth, effectively manage our expanding operations, or achieve planned growth on a timely and profitable basis. During recent years, we incurred costs related to excess capacity as we opened new facilities in anticipation of volume levels that did not materialize.  As a result, our operating profits declined, and our stock price was adversely impacted.  If we are unable to manage our growth efficiently, or if growth does not occur, our business, results of operations, and financial condition could suffer.

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

In June 2011, Chad A. Carlson was named as our President and Chief Executive Officer.  He had previously served as our Executive Vice President and Chief Operating Officer since June 2010.  In addition, we hired a new Senior Vice President, Sales and Marketing in January 2011, a new Senior Vice President and Chief Technology Officer in April 2011 and a new Senior Vice President, Chief Financial Officer and Treasurer in November 2011.  We filled several other key management positions during 2009, 2010 and 2011.  High turnover of senior management can adversely impact our client relationships, stock price, our results of operations, and it may make recruiting for future management positions more difficult.  In some cases, we may be required to pay significant amounts of severance to terminated management employees.  In addition, we must successfully integrate any new management personnel whom we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business.  Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation and penalties and may cause us to lose clients.

We are dependent on IT networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to contractual terms and numerous U.S. and foreign laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Although we maintain cyber liability insurance, such insurance may not adequately or timely compensate us for all losses we may incur.  Unauthorized disclosure of sensitive or confidential client or customer data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.

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

Our operations in Canada accounted for 20.3% and 24.1% and 26.4% of our revenue in 2011, 2010 and 2009, respectively.  Our operations in the Philippines, Costa Rica and Honduras accounted for 28.5%, 12.7% and 4.1% of our revenue in 2011, 2010 and 2009, respectively.  We opened our first facility in Costa Rica in March 2010, our second facility in the Philippines in April 2010 and our first facility in Honduras in September 2011.  An important component of our growth strategy is continued international expansion.  There are risks inherent in conducting business internationally, including but not limited to:

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

A. Emmet Stephenson, Jr., one of our co-founders, together with his wife, owned approximately 23.7% of our outstanding common stock as of February 15, 2012.  Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more (but less than 30%) of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board, although he has not currently exercised this right. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson’s hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $1.61 to a high of $5.72 during 2011.

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

If we are unable to meet the debt covenant requirements under our revolving credit facility, potential growth and results of operations may suffer.

As of December 31, 2011, we had a $7.5 million secured line of credit with UMB Bank which we terminated on February 28, 2012 and replaced with a secured revolving credit facility with Wells Fargo Bank which has a term of three years (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further details).  As of December 31, 2011, there was no balance outstanding on the secured line of credit with UMB Bank.  We drew and repaid approximately $2.8 million on the line during 2011.  If we do not meet the debt covenant requirements under the new revolving credit facility with Wells Fargo Bank, we may lose an important source of liquidity and be unable to meet short-term cash needs required for growth opportunities and we could face adverse effects on our financial statements, including payments for waivers or higher interest rate obligations. Refer to “Liquidity and Capital Resources” in Item 7. for further discussion of our credit facility.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2011, we owned or leased the following facilities, containing in the aggregate approximately 1.1 million square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned (g)
Laramie, Wyoming	1998	22,000	Company Owned (c)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased (h)
Decatur, Illinois	2003	37,500	Leased
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased (f)
Denver, Colorado	2004	23,000	Leased (a)
Victoria, Texas	2008	54,100	Leased (d)
Mansfield, Ohio	2008	31,000	Leased
Jonesboro, Arkansas	2008	65,400	Leased
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Cornwall, Ontario	2001	22,100	Leased
Regina, Saskatchewan	2003	62,000	Leased (b)
Thunder Bay, Ontario	2006	33,000	Leased (e)
Philippine Facilities
Makati City, Philippines	2008	78,000	Leased
Ortigas, Philippines	2010	159,000	Leased
Costa Rica Facility
Heredia, Costa Rica	2010	37,000	Leased
Honduras Facility
San Pedro Sula, Honduras	2011	39,100	Leased

(a)  Company headquarters, which houses executive and administrative employees.

(b)  Our Regina, Saskatchewan facility ceased operations in February 2009.

(c)  Our Laramie, Wyoming facility ceased operations in January 2010 and is listed as held for sale in our Consolidated Balance Sheets.

(d)  Our Victoria, Texas facility ceased operations in January 2010 and is currently being sublet through the remaining lease term.

(e)  Our Thunder Bay, Ontario facility ceased operations in March 2010 and is currently being sublet through the remaining lease term.

(f)  Our Collinsville, Virginia facility ceased operations in February 2012 and the lease expired in February 2012.

(g)  Our Greeley, Colorado facility ceased operations in December 2010 and is listed as held for sale in our Consolidated Balance Sheets.

(h)  Our Grand Junction, Colorado facility ramped down operations in December 2010.

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

ITEM 3.  LEGAL PROCEEDINGS

On February 2, 2011, certain former employees of StarTek USA, Inc., filed a putative collective action under the Fair Labor Standards Act, alleging that they were owed overtime compensation for alleged work performed before and after regular shifts.  The plaintiffs sought overtime compensation, liquidated damages, and other relief for themselves as well as for all other customer service representatives and technical service representatives located throughout the United States who performed alleged uncompensated overtime and who were employed by us three years before the commencement of the civil action.  At the time that the case was filed, we believed that there was no merit to the case and vigorously defended the suit.  Following conditional class certification, plaintiffs mailed notice to approximately 22,000 potential plaintiffs; however, only 1,759 individuals timely opted-in to the class.  This opt-in rate was substantially lower than the parties anticipated.  Following a second mediation session on October 27, 2011, we agreed to settle the case for $0.6 million, including liquidated damages, attorney’s fees, and costs of settlement administration, which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the New York Stock Exchange under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table shows the high and low closing sales prices for our common stock on the New York Stock Exchange for the periods shown:

	High	Low
2011
First Quarter	$5.72	$4.75
Second Quarter	$5.51	$3.45
Third Quarter	$3.79	$2.85
Fourth Quarter	$2.87	$1.61
2010
First Quarter	$8.20	$6.53
Second Quarter	$7.65	$3.77
Third Quarter	$5.18	$3.85
Fourth Quarter	$5.89	$4.05

HOLDERS OF COMMON STOCK

As of February 15, 2012, there were 64 stockholders of record and 15,267,407 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$219,493	$265,376	$288,980	$272,338	$244,615
Cost of services	196,508	237,672	239,879	238,346	205,920
Gross profit	22,985	27,704	49,101	33,992	38,695
Selling, general and administrative expenses	44,110	43,281	43,196	40,814	38,991
Impairment losses and restructuring charges	5,496	2,835	6,437	9,225	4,325
Operating loss	(26,621)	(18,412)	(532)	(16,047)	(4,621)
Net interest and other income (expense)	33	273	(210)	55	745
Loss from continuing operations before income taxes	(26,588)	(18,139)	(742)	(15,992)	(3,876)
Income tax (benefit) expense	(126)	1,244	(751)	(6,301)	(719)
(Loss) income from continuing operations	(26,462)	(19,383)	9	(9,691)	(3,157)
Income (loss) from discontinued operations, net of tax	—	—	4,640	(210)	326
Net (loss) income	$(26,462)	$(19,383)	$4,649	$(9,901)	$(2,831)

Net (loss) income per share from continuing operations:
Basic	$(1.75)	$(1.30)	$0.00	$(0.66)	$(0.21)
Diluted	$(1.75)	$(1.30)	$0.00	$(0.66)	$(0.21)

Net (loss) income per share including discontinued operations:
Basic	$(1.75)	$(1.30)	$0.31	$(0.67)	$(0.19)
Diluted	$(1.75)	$(1.30)	$0.31	$(0.67)	$(0.19)

Weighted average shares outstanding:
Basic	15,084	14,903	14,792	14,713	14,696
Diluted	15,084	14,903	14,837	14,713	14,696

Balance Sheet Data:
Total assets	$101,433	$132,755	$149,068	$146,864	$155,458
Total debt	$—	$—	$—	$6,494	$11,355
Total stockholders’ equity	$74,362	$100,647	$116,716	$107,019	$118,214

Other Selected Financial Data:
Capital expenditures, net of proceeds	$8,958	$16,942	$14,683	$27,979	$15,207
Depreciation	$15,750	$17,155	$15,977	$17,803	$17,092

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements included elsewhere in this annual report.

OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with over 9,000 employees, whom we refer to as Brand Warriors that have been committed to making a positive impact on our clients’ business results for 25 years.  Our company mission is to enable and empower our Brand Warriors to fight for our clients' brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives resulting in a trusted partnership.  The StarTek Advantage is the sum total of our culture, customized solutions and processes that enhance our clients’ customers experience.  StarTek Advantage is focused on improving customer experience and reducing total cost of ownership for our clients.  StarTek has proven results for the multiple services we provide including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities including voice, chat, email, IVR and back-office support.  StarTek has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through its StarTek@Home workforce.

We seek to become a market leader in providing meaningful impact BPO services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs.  In addition we offer creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a quality customer experience to our client’s customers. To become a leader in the market, our strategy is to:

•      grow our existing client base by deepening and broadening our relationships,

•      add new clients and continue to diversify our client base,

•      improve the profitability of our business through operational improvements, increased utilization and right-sizing our North American operation,

•      expand our global delivery platform to meet our client needs, and

•      broaden our service offerings by providing more innovative and technology-enabled solutions.

During 2011, we further expanded our near-shore delivery platform by opening our first facility in Honduras.  Management believes that the labor market in Honduras is strong and our position as an early entrant into this country provides us a competitive advantage to win business with new and existing customers.  During 2011, we also continued to grow our headcount in the Philippines, where we added over 1,100  new full-time equivalent agents.  We believe that diversifying our geographic platform by expanding offshore and near-shore will result in improved margins and position us for future growth.  In 2011, we decreased our North American footprint by closing one facility in the U.S. early in the year and one Canadian facility in the third quarter of 2011.  The decision to close these facilities was due to lower client volumes and an effort to improve utilization at our centers, thus driving efficiencies and improved margins.  We will continue to evaluate the profitability of our North American locations.  In 2011, we made progress on our strategic objective to add new clients by signing eight new contracts.  We also built-out StarTek Advantage which builds upon the development of the StarTek operating platform in order to drive efficiencies in our operation, execute on our core offerings and deliver customized processes and solutions to our clients.

We operate within three business segments: U.S., Canada and Offshore.  The business segments align with the regions in which our services are rendered.  As of December 31, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of two facilities in Canada; and our offshore segment included the operations of two facilities in the Philippines, one in Costa Rica and one in Honduras.  As of December 31, 2010, there were nine, three and three facilities in the U.S., Canada and Offshore segments, respectively.  As of December 31, 2009, there were thirteen, five and one facilities in the U.S., Canada and Offshore segments, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

In 2010 and 2011 we received lower call volumes in our North American facilities, which adversely affected our results.  Partially offsetting lower call volumes in North America has been strong demand for our Offshore call center services, primarily in the Philippines.  We have observed that our customers are decreasing the number of agents handling calls by leveraging call disposition technology and there continues to be a shift toward outsourced and offshore providers.  While the increased use of call disposition technology has somewhat adversely impacted our 2011 financial results, the shift toward outsourced and offshore providers has positively impacted our business due to our expanded presence in the Philippines, Costa Rica and Honduras.  Part of our strategy (as noted above) is to further expand our geographic footprint offshore and near-shore to capitalize on this trend and to diversify geographic risk.  We also believe our customers and potential customers are seeking front and back-office business processes to increase operating efficiencies in order to enhance their customer experience.  We believe we are positioned to benefit from this trend as we have developed a comprehensive suite of services which includes front and back-office offerings for our customers.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2011

New Facilities

One component of our strategy is to expand our global delivery platform by growing offshore and near-shore.  Management believes that expansion into targeted international locations will broaden our service delivery platform and build our competitive advantage.  In connection with this strategy, and in response to client demand for another Latin America offering, we opened our first facility in Honduras in September 2011. Total lease commitments are approximately $5.8 million over the initial term of the lease, which is approximately seven years.

Site Closures

Management made the decision to close the following sites during 2011:

•                  Alexandria, Louisiana: In February 2011, we closed our facility in Alexandria, Louisiana due to lower call volumes from our second largest client.  The closure coincided with our lease expiration, and as such we did not incur material impairment and restructuring charges.  The closure resulted in approximately $10.5 million less revenue during 2011 compared to 2010, and decreased gross profit by $1.7 million, compared to 2010.

•                  Kingston, Ontario:  In September 2011, we closed one of two facilities in Kingston, Ontario.  This was consistent with our strategy to right-size our North American delivery platform and exit facilities as lease terms expire and local economic conditions, prevailing wage rates, foreign exchange rates, or other factors negatively impact the long-term financial viability of a location.  The business that was serviced in this location was moved to another facility and, as such, this closure did not have an impact on revenue during 2011.  We incurred restructuring and impairment charges of approximately $0.8 million during the year ended December 31, 2011, of which approximately $0.6 million was for severance payments.

Other Events

In April 2011, we announced a reduction of business in our Cornwall, Ontario facility and consequently renegotiated the facility lease for a smaller portion of the space through June 30, 2012.  We incurred approximately $1.1 million in restructuring and impairments costs associated with the downsizing during the year ended December 31, 2011.

SUBSEQUENT EVENTS

In January 2012, we announced that we would be consolidating the business performed in Enid, Oklahoma into another U.S. facility.  The transition of the business is expected to be completed by the end of the first quarter of 2012.  We are actively marketing this capacity to other current and potential clients.  However, if we are not successful in doing so, we may decide to close the facility.  In that event, we would not expect to incur material impairment and restructuring charges.

In February 2012, we closed our facility in Collinsville, Virginia as a result of a customer notification, which we had announced in June 2011.  Since the announcement of this closure, we were under a month-to-month lease arrangement and do not expect to incur material impairment and restructuring charges associated with this closure.

In February 2012, we received written customer notification of an intent to reduce its business in our Decatur, Illinois and Jonesboro, Arkansas facilities.  The reduction is expected to occur during the first quarter of 2012 and the early part of the second quarter of 2012.  We are actively selling this capacity to other current and potential clients.  However, if we are not successful in doing so, we may decide to close one or both of these facilities. In that event, there could be impairment and restructuring charges which would depend on which facilities are closed and when.

On February 28, 2012, we terminated our $7.5 million secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank (the “Credit Agreement”). The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10 million, and, so long as no default has occurred, we may increase the maximum availability to $20 million in $2.5 million increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5 million. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement.  Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  Until the first monthly report of the fixed charge coverage ratio, the interest rate will be the daily three-month LIBOR index plus 3.00%.  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.0% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement.  We granted Wells Fargo a security interest in all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  In addition, under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the credit Agreement, of no less than the monthly minimum amounts set forth in the Credit Agreement and 2) limiting non-financed capital expenditures during 2012 to $6.5 million, provided that such expenditures would not cause the ratio of excess availability, as defined in the Credit Agreement, to aggregate non-financed capital expenditures to be less than 1:50 to 1:00.  The requirement for non-financed capital expenditures may be increased quarterly by an amount equal to 50% of any positive variance between budgeted and actual adjusted EBITDA results measured at the end of each quarter.  We and Wells Fargo are required to agree on financial covenants for the remaining term of the Credit Agreement beyond 2012, and any failure to do so will constitute an event of default. In connection with the termination of our secured line of credit with UMB Bank, we liquidated all of our outstanding hedge positions with UMB Bank as of this date, and replaced them with new hedges with Wells Fargo Bank, which resulted in a gain of approximately $0.2 million during the first quarter of 2012.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

The following table presents selected items from our Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31, 2011	% of Revenue	Year Ended December 31, 2010	% of Revenue	% change 2010 to 2011
Revenue	$219,493	100.0%	$265,376	100.0%	-17.3%
Cost of services	196,508	89.5%	237,672	89.6%	-17.3%
Gross profit	22,985	10.5%	27,704	10.4%	-17.0%
Selling, general and administrative expenses	44,110	20.1%	43,281	16.3%	1.9%
Impairment losses and restructuring charges	5,496	2.5%	2,835	1.0%	93.9%
Operating loss	(26,621)	-12.1%	(18,412)	-6.9%	NM
Net interest and other income	33	0.0%	273	0.1%	NM
Loss before income taxes	(26,588)	-12.1%	(18,139)	-6.8%	NM
Income tax (benefit) expense	(126)	0.0%	1,244	0.5%	NM
Net loss	$(26,462)	-12.1%	$(19,383)	-7.3%	NM

NM = not meaningful.

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2011		2010
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$112,565	51.3%	$167,680	63.2%
Cost of services	99,923	50.8%	142,656	60.0%
Gross profit	$12,642	55.0%	$25,024	90.3%
Gross profit %	11.2%		14.9%

Canada:
Revenue	$44,461	20.2%	$64,010	24.1%
Cost of services	41,293	21.0%	59,889	25.2%
Gross profit	$3,168	13.8%	$4,121	14.9%
Gross profit %	7.1%		6.4%

Offshore:
Revenue	$62,467	28.5%	$33,686	12.7%
Cost of services	55,292	28.1%	35,127	14.8%
Gross profit	$7,175	31.2%	$(1,441)	1.8%
Gross profit %	11.5%		-4.3%

Company Total:
Revenue	$219,493	100.0%	$265,376	100.0%
Cost of services	196,508	100.0%	237,672	100.0%
Gross profit	$22,985	100.0%	$27,704	100.0%
Gross profit %	10.5%		10.4%

Revenue

Revenue decreased by $45.9 million, or 17.3%, from $265.4 million in 2010 to $219.5 million in 2011.  The decrease was driven by the U.S. and Canadian segments.  Revenue in the U.S. segment decreased by 32.9%, or $55.1 million, due in part to five site closures during 2010 and 2011, which resulted in $31.2 million less revenue in 2011 as compared to 2010.  In addition, our closure in Collinsville, Virginia in January 2012 resulted in $10.0 million less revenue in 2011 as compared to 2010 as these programs ramped down.  Other revenue decreased by $17.7 million driven by lower call volumes, partially offset by $3.8 million of incremental revenue from new business booked during 2011. Revenue from Canada decreased by $19.5 million, or 30.5%.  The decline was driven by the closure of three sites in Canada in 2010 and 2011 which contributed $13.6  million less revenue during 2011 as compared to 2010.  In addition, the downsizing of our facility in Cornwall, Ontario during 2011 resulted in approximately $9.8 million less revenue in 2011, as compared to 2010.  These declines were partially offset by greater call volumes at our other Canadian facilities.  Offshore revenue increased $28.8 million from $33.7 million to $62.5 million due primarily to two new facilities in 2010 and one new facility in 2011.  Our Costa Rica facility was opened in March 2010, our second site in the Philippines in April 2010 and a first site in Honduras in September 2011, which combined contributed $17.9 million in incremental revenue in 2011, compared to 2010. The remaining increase was driven primarily by new business resulting from an increase in full-time equivalent agents in our other Philippine location.  In the Offshore segment, there was $5.2 million of incremental revenue from new business booked during 2011.

Cost of Services and Gross Profit

Cost of services decreased by $41.2 million, or 17.3%, from $237.7 million in 2010 to $196.5 million in 2011.  Gross profit as a percentage of revenue increased slightly from 10.4% in 2010 to 10.5% in 2011.  Cost of services in the U.S. decreased by approximately $42.7 million, or 30.0%, of which $36.2 million related to the ramp-downs and site closures discussed above.  Gross profit as a percentage of revenue in the U.S decreased from 14.9% in 2010 to 11.2% in 2011, or $12.4 million.  The site closures and ramp downs accounted for $5.0 million of the decline in gross profit in 2011 compared to 2010.  Cost of services in Canada decreased by approximately $18.6 million, or 31.1%.  The decrease was driven by a decline of $21.9 million in 2011, compared to 2010, for the four sites that closed and downsized in Canada during 2010 and 2011, described above.  Gross profit as a percentage of revenue in Canada increased from 6.4% in 2010 to 7.1% in 2011, but in dollars decreased by $1.0  million.  The site closures and downsizing accounted for $1.6 million of the decline in gross profit, which was partially offset by improved gross profit at our other Canadian facilities due to higher volumes and better utilization.  The decrease in cost of services in the U.S and Canada were partially offset by greater cost of services in the Offshore segment, which increased by approximately $20.2 million, or 57.4%.  Gross profit as a percentage of revenue Offshore increased from (4.3%) in 2010 to 11.5% in 2011, or $8.6 million.  The new facilities opened in Costa Rica, the Philippines and Honduras in 2010 and 2011 contributed $15.7 million in incremental cost of services and $2.2 million of incremental gross profit as new business was ramped and utilization improved.  The remainder of the increase in cost of services and gross profit was driven by an increase in agents and better utilization due to the ramp-up of new business in the other Philippine location.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.8 million, or 1.9%, from $43.3 million in 2010 to $44.1 million in 2011.  As a percentage of revenue, selling, general and administrative expenses increased from 16.3% in 2010 to 20.1% in 2011.  Selling, general and administrative expenses were higher due to 1) approximately $2.4 million increase in severance in 2011 as compared to 2010 primarily for our former Chief Executive Officer and former Chief Financial Officer, 2) $0.9 million increase in commission expense related to increased new business, 3) $0.8 million increase in contract labor expenses and 4) approximately $0.8 million increase in legal fees due primarily to the $0.6 million settlement of an employee labor relations lawsuit.  These increases were partially offset by approximately $3.2 million less in payroll expense in 2011 due to selling, general and administrative headcount reductions and approximately $0.7 million decrease in bonus expense.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $5.5 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively.  Impairment losses were $2.4 million in 2011.  We recorded $1.1 million in impairment losses ($0.9 million in our U.S. segment and $0.2 million in our Canadian segment) during 2011 related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets.  In addition, in our U.S. segment we recorded approximately $1.3 million of impairment losses on two buildings to reduce the carrying value to their fair value based upon third-party broker valuations.  Restructuring charges totaled $3.1 million in 2011 ($0.2 million in our U.S. segment and $2.9 million in our Canadian segment).  The charges were due to 1) approximately

$1.6 million related to statutorily required severance costs in Canada, 2) approximately $1.2 million to record an additional accrual on our closed Regina, Saskatchewan facility for an estimated buy-out of the lease and 3) approximately $0.3 million related to other lease related termination costs at closed facilities.

In 2010, we recorded $4.1 million in impairment charges related to our North American sites that we closed related to long-lived assets at these locations for which the carrying value is not recoverable and related to other sites in which future cash flows do not support the carrying value of the assets.  These charges totaled $3.2 million in our U.S. segment and $0.9 million in our Canadian segment.  We incurred approximately $0.5 million of restructuring charges, primarily in our U.S. segment, related to site closures.  The impairment losses and restructuring charges were offset by a $1.8 million reduction due to a change in the sublease estimate at one of our Canadian facilities.

Operating Loss

We incurred operating losses of approximately $26.6 million and $18.4 million for the years ended December 31, 2011 and 2010, respectively.  The increase in the loss period over period was driven by the decrease in revenue and gross profit, one time unusual selling, general and administrative expense items, and greater impairment losses and restructuring charges, as discussed previously.

Net Interest and Other Income

Net interest and other income was approximately $0.03 million and $0.3 million in 2011 and 2010, respectively.  The decrease was primarily due to the absence of a realized gain in 2010 of approximately $0.1 million for the partial recovery of a previously impaired investment.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $0.1 million during 2011 and income tax expense of $1.2 million in 2010.  The income tax expense in 2010 reflected the establishment of a valuation allowance for substantially all of our U.S. net deferred tax assets during 2010.  As such, we did not record an income tax benefit related to our U.S. operations in 2010 or 2011 despite our loss from continuing operations during 2010 and 2011.  Until we generate U.S. income from continuing operations, we will be unable to utilize the tax benefit related to our net operating loss carryforwards.  The income tax benefit recorded during 2011 was primarily related to a taxable loss from our Canadian operations.  During 2011, we had income tax holidays in the Philippines, Costa Rica and Honduras.

Net Loss

Net loss was approximately $26.5 million and $19.4 million in 2011 and 2010, respectively.  The increase in the net loss was primarily due to lower revenue and gross margin, higher selling, general and administrative costs and greater impairment and restructuring charges, partially offset by lower income tax expense, as discussed previously.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Due to the February 2009, sale of our subsidiary, Domain.com, the results of operations related to this line of business have been reported as discontinued operations for all periods presented below.

The following table presents selected items from our Consolidated Statements of Operations in thousands of dollars and as a percentage of revenue for the periods indicated:

	Year Ended December 31, 2010	% of Revenue	Year Ended December 31, 2009	% of Revenue	% change 2009 to 2010
Revenue	$265,376	100.0%	$288,980	100.0%	-8.2%
Cost of services	237,672	89.6%	239,879	83.0%	-0.9%
Gross profit	27,704	10.4%	49,101	17.0%	-43.6%
Selling, general and administrative expenses	43,281	16.3%	43,196	14.9%	0.2%
Impairment losses and restructuring charges	2,835	1.0%	6,437	2.2%	-56.0%
Operating loss	(18,412)	-6.9%	(532)	-0.2%	NM
Net interest and other income (expense)	273	0.1%	(210)	-0.1%	NM
Loss from continuing operations before income taxes	(18,139)	-6.8%	(742)	-0.3%	NM
Income tax expense (benefit)	1,244	0.5%	(751)	-0.3%	NM
(Loss) income from continuing operations	(19,383)	-7.3%	9	0.0%	NM
Income from discontinued operations, net of tax	—	0.0%	4,640	1.6%	NM
Net (loss) income	$(19,383)	-7.3%	$4,649	1.6%	NM

NM = not meaningful.

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2010		2009
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
United States:
Revenue	$167,680	63.2%	$200,737	69.5%
Cost of services	142,656	60.0%	164,472	68.6%
Gross profit	$25,024	90.3%	$36,265	73.9%
Gross profit %	14.9%		18.1%

Canada:
Revenue	$64,010	24.1%	$76,307	26.4%
Cost of services	59,889	25.2%	64,397	26.8%
Gross profit	$4,121	14.9%	$11,910	24.3%
Gross profit %	6.4%		15.6%

Offshore:
Revenue	$33,686	12.7%	$11,936	4.1%
Cost of services	35,127	14.8%	11,010	4.6%
Gross profit	$(1,441)	-5.2%	$926	1.8%
Gross profit %	-4.3%		7.8%

Company Total:
Revenue	$265,376	100.0%	$288,980	100.0%
Cost of services	237,672	100.0%	239,879	100.0%
Gross profit	$27,704	100.0%	$49,101	100.0%
Gross profit %	10.4%		17.0%

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, working capital totaled $32.8 million and our current ratio was 2.40:1, compared to working capital of $50.2 million and a current ratio of 2.81:1 at December 31, 2010.  The decline in working capital of approximately $17.4 million from December 31, 2010 to December 31, 2011 was primarily due to a $9.0 million decline in cash and cash equivalents and a $9.3 million decline in accounts receivable.  The decrease in cash and cash equivalents is described in further detail below.  The decrease in accounts receivable was due primarily to lower revenue.  Our days sales outstanding (“DSO”) remained consistent at 68 days at December 31, 2011, compared to 67 days at December 31, 2010.  We compute DSO as follows:  period-end receivables, net of allowances, divided by the average daily revenue.  For the years ended December 31, 2011 and 2010, we made payments under our restructuring plans of $3.6 million and $2.5 million, respectively.  As of December 31, 2011, our remaining liability related to the restructuring plans was approximately $1.7 million.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings and investments in our facilities.  During the years ended December 31, 2011, 2010 and 2009, we drew and re-paid approximately $2.8 million, $2.0 million and $22.2 million, respectively.  Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

As of December 31, 2011, we had a $7.5 million secured line of credit with UMB Bank.  The amount available under the line was subject to adjustment for any proceeds received on the sale of our assets classified as held for sale on our Consolidated Balance Sheets but in no event would it fall below $5 million.  Borrowings bore interest, at our option at the time of borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.75% and the interest rate would never be less than 4.50% per annum.  UMB Bank retained a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  As of December 31, 2011, we were in compliance with our financial covenants and did not have any amount outstanding on the line credit.

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012 and replaced it with a secured revolving credit facility with Wells Fargo Bank.  The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount that we may borrow under the Credit Agreement is subject to a borrowing base calculation, and has an initial availability of $10 million, with the flexibility to borrow up to $20 million at our option.  Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  We granted Wells Fargo a security interest in all of our cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.

As described further below, we had negative cash flows from operations during the year ended December 31, 2011.  The negative cash flows were primarily a result of our net loss during the period.  We have put into place cash management practices to limit discretionary spending and monitor our capital expenditures, which we believe will result in an improvement in cash flows in 2012.  We believe that the borrowing capacity under the new secured line of credit with Wells Fargo Bank, together with cash on hand and anticipated cash flow from operations, will be adequate to meet our working capital and capital expenditure requirements for the next year.  A decrease in demand for our services, particularly from any of our principal clients, which could arise from a number of factors, including, but not limited to, competitive pressures, adverse trends in the business process outsourcing market, industry consolidation, adverse circumstances with respect to the industries we service, and any of the other factors we describe more fully in Item 1A. “Risk Factors” of this Form 10-K could adversely affect our business and our liquidity position.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$(1,268)	$14,717	$15,654
Investing activities	(8,298)	(16,061)	411
Financing activities	149	270	(6,849)
Effect of foreign exchange rates on cash	396	223	795
Net (decrease) increase in cash and cash equivalents	$(9,021)	$(851)	$10,011

Our balance of cash and cash equivalents was $9.7 million at December 31, 2011, compared to a balance of $18.7 million at December 31, 2010.

CASH FLOWS — YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Operating Activities.  Net cash used in operating activities was $1.3 million in 2011, compared to net cash provided by operating activities of $14.7 million in 2010, representing a decrease of $16.0 million.  The decrease of $16.0 million in cash provided by operating activities was driven by the following: 1) $10.2 million increase in the net loss after impairment losses and depreciation expense over 2011 (net loss increased by $7.1 million and impairment losses and depreciation expense decreased by $3.1 million), 2) $6.1 million decline in the change in income tax receivable due to the absence of a large income tax refund collected in the first quarter of 2010, 3) $2.6 million decrease in the change in accounts payable due to timing of payments and 4) $1.4 million decrease in the change in deferred tax assets due to a larger decrease in deferred tax assets in 2010 related to the establishment of a valuation allowance that year.  These decreases to cash from operating activities were partially offset by a $4.6 million increase in collections of accounts receivable year over year due to the timing of collections.

Investing Activities.   Net cash used in investing activities was $8.3 million in 2011 and $16.1 million in 2010.  The decrease was primarily due to 1) a decrease of $8.0 million in purchases of property, plant and equipment as we limited our capital expenditures in our Honduran expansion, compared to the two new facilities we built out in Costa Rica and the Philippines in 2010 and 2) a decrease of $0.6 million in proceeds from the disposition of available for sale securities.

Financing Activities.   Net cash provided by financing activities was $0.1 million in 2011 and $0.3 million in 2010.  The decrease was primarily due to 1) $0.1 million fewer proceeds on the issuance of common stock due to fewer stock option exercises and purchases under our Employee Stock Purchase Plan and 2) $0.1 million decrease in payments on capital lease obligations.

CASH FLOWS — YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Operating Activities.    Net cash provided by operating activities from continuing operations decreased by $3.3 million from $18.0 million in 2009 to $14.7 million in 2010.  The decrease of $3.3 million in cash provided by operating activities from continuing operations was driven by the following decreases: 1) $19.4 million decrease in income from continuing operations, 2) $5.9 million in deferred income taxes and 3) $2.7 million decrease in the change in accrued liabilities due to fewer restructuring costs in 2010, compared to 2009.  These decreases to cash provided by operating activities from continuing operations were partially offset by the following increases:1) $9.3 million change due to a reduction in our income tax receivable year over year resulting primarily from a large income tax refund collected in the first quarter of 2010, 2) $4.2 million lower accounts receivable period over period due to timing of payments, 3) $4.1 million in higher accounts payable in 2010 compared to 2009 due to timing of payment and 4) $3.9 million greater change in prepaid expenses which was relatively flat in 2010 but increased by $3.4 million in 2009 due primarily to an increase in maintenance contracts in 2009.

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

CONTRACTUAL OBLIGATIONS

Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary (in thousands), by period, of our future contractual obligations and payments as of December 31, 2011:

	Within	1 - 2	2 - 3	3 - 4	4 - 5
	1 Year	Years	Years	Years	Years	Thereafter	Total
Operating leases (1)	$9,693	$8,030	$7,228	$3,952	$2,541	$4,350	$35,794
Capital leases (2)	103	20	7	—	—	—	$130
Total contractual obligations	$9,796	$8,050	$7,235	$3,952	$2,541	$4,350	$35,924

(1)      We lease facilities and equipment under various non-cancelable operating leases.  As of December 31, 2011, there was $1.2 million of minimum rentals to be received in the future under non-cancelable subleases.

(2)      We lease equipment under certain capital lease agreements.

Line of Credit

On November 15, 2011, we entered into a business loan agreement and promissory note (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $7.5 million secured revolving line of credit.  The Agreement was effective November 8, 2011 through August 1, 2012.  This Agreement replaced our previous $7.5 million secured revolving line of credit with UMB Bank.  Under the Agreement, the amount available under the line of credit was to be reduced by the amount of any proceeds received on the sale of our assets classified as held for sale in our Consolidated Balance Sheets, but in no event would it fall below $5 million.  Borrowings under the Agreement bore interest at the thirty day LIBOR index, plus 3.75%.  The interest rate was to never be less than 4.50% per annum.  This was an increase from the terms of our previous agreement which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.25% and that the interest rate wouldn’t be less than 4.00% per annum.  Under the Agreement, UMB Bank maintained a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  In addition, under the Agreement, we were subject to certain financial covenants, which include maintaining 1) a tangible net worth of at least $75 million, 2) unencumbered liquid assets, defined as cash, certificates of deposit and marketable securities, of at least $6.5 million measured on the last day of each fiscal quarter and 3) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.  The definition of our tangible net worth requirement excluded the calculation of any gains or losses associated with our assets classified as held for sale on our Consolidated Balance Sheets.  As of December 31, 2011, we were in compliance with all of our debt covenants, including the tangible net worth requirement which after adding back our impairment loss on a held for sale facility was $75.4 million.

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012 and replaced it with a secured revolving credit facility with Wells Fargo Bank.  The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount that we may borrow under the Credit Agreement is subject to a borrowing base calculation, and has an initial availability of $10 million, with the flexibility to borrow up to $20 million at our option.  Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.0% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement.  We granted Wells Fargo a security interest in all of our cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  In addition, under the Credit Agreement, we are subject to certain financial covenants, which include 1) maintaining a minimum adjusted EBITDA, as defined in the Credit Agreement, of no less than the monthly minimum amounts set forth in the Credit Agreement and 2) limiting non-financed capital expenditures during 2012 to $6.5 million, provided that such expenditures would not cause the ratio of excess availability, as defined in the Credit Agreement, to aggregate non-financed capital expenditures to be less than 1:50 to 1:00.  The requirement for non-financed capital expenditures may be increased quarterly by an amount equal to 50% of any positive variance between budgeted and actual adjusted EBITDA results measured at the end of each quarter.

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

Our business currently has a high concentration on a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Item 1A. “Risk Factors” and in Note 5, “Principal Clients,” to our Consolidated Financial Statements, which are included at Item 8. “Financial Statements and Supplementary Financial Data,” of this Form 10-K.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2011.

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

As of December 31, 2011, the fair value of our assets measured using unobservable inputs (ie: Level 3 assets) were 5% of our total assets and as of December 31, 2011, the fair value of our liabilities measured using unobservable inputs (ie: Level 3 liabilities) were 6%.  Refer to Note 7, “Fair Value Measurements”, to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  If our estimate of the probability of different scenarios changed by 10%, the impact to our financial statements would not be material.  As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2011, we recorded impairment losses in our U.S. and Canadian segments, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable based upon our estimated future cash flows.  Given that the impairment losses were valued using internal estimates of future cash flows, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  During 2011, we received new estimates of the selling prices of these buildings, and as a result have reduced the value of the buildings to fair value, less costs to sell, or approximately $4.1 million at December 31, 2011.  This resulted in an impairment loss of approximately $1.0 million during 2011.  The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Severance payments that occur from reductions in workforce are in accordance with our postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable.  Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss).  We expect to pay approximately $1.7 million of additional restructuring charges under our Victoria, Laramie, Grand Junction and Regina plans which we expect to incur in 2012.  During 2011, we recorded approximately $1.1 million in the Consolidated Statements of Operations and Comprehensive Income (Loss) for an additional accrual related to our Regina facility due to changes in our estimates regarding our ability to buy-out the lease at this facility.  We have also made an estimate of a sublease in our Grand Junction restructuring plan and an assumption about our time required to sell our facility in our Laramie restructuring plan.  If our estimated sublease period decreased by 10% of the remaining lease term, our estimated buy-out decreased by 10% or our estimated sale date decreased by 10%, the impact to our financial statements would be to increase the estimated liability by approximately $0.4 million.  Conversely, if our estimated sublease period increased by 10% of the remaining lease term, our estimated buy-out decreased by 10%, or our estimated sale date decreased by 10%, the impact to our financial statements would be to decrease the estimated liability by approximately $0.4 million.  For additional information, see Note 2, “Impairment Losses and Restructuring

Charges,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities and the discount rate utilized to determine the present value of the future expected cash flows.  As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2011 and 2010, we closed several facilities.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we could sublease the facility in Grand Junction for a portion of the remaining lease term based on our knowledge of the respective marketplace, as well as our historical ability to sublease our facilities in other locations in which we operate.  We assumed that we could complete a buy-out of the facility in Regina, Saskatchewan due to ongoing negotiations with the landlord of this facility.  In the future, if we sublease for periods that differ from our assumption or if our estimate of a buy-out differs from our assumption, we may be required to record a gain or loss in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Derivative Instruments and Hedging Activities

We record derivative instruments in the Consolidated Balance Sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. As of December 31, 2011, we recorded a gross derivative asset related to our unrealized gains of approximately $0.1 million and a gross derivative liability related to our unrealized losses of approximately $0.6 million.  Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We are generally able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2011, 2010 and 2009, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive (Loss) Income for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets in 2010, which increased tax expense by $9.2 million during the year ended December 31, 2010.  The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $20.1 million and $9.5 million, respectively.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2011, we had gross federal net operating loss carry forwards of $29.6 million, of which $11.0 million expire in 2030 and $18.6 million expire in 2031.  We have gross state net operating loss carry forwards of $34.0 million, which expire through 2031 as follows:  approximately $0.3 million in 2013, $0.2 million in 2014, $1.3 million in 2015, $1.6 million in 2016, $0.4 million in 2019, $0.5 million in 2020, $1.2 million in 2022, $1.4 million in 2023, $0.2 million in 2024, $0.7 million in 2025, $0.9 million in 2026, $1.0 million in 2027, $6.5 million in 2028, $0.4 million in 2029, $7.5 million in 2030 and $9.9 million in 2031.

We record tax benefits when they are more likely than not to be realized.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines, Costa Rica and Honduras.  Our U.S. federal returns and most state returns for tax years 2008 and forward are subject to examination.  Canadian returns for tax years 2007 and forward are subject to examination.  Our returns since our commencement of operations in the Philippines in 2008, Costa Rica in 2010 and Honduras in 2011 are subject to examination.  As of December 31, 2011 and 2010, there were no unrecognized income tax benefits.

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive (Loss) Income based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  We estimate forfeitures when calculating compensation expense.  We use the Black-Scholes method for valuing stock-based awards.  See Note 10, “Share-Based Compensation,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

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

Recently Adopted Accounting Standards

On January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition. The FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for us beginning in the first quarter of fiscal 2011. Our adoption of the new accounting guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2011, we adopted FASB’s Accounting Standards Codification guidance for fair value measurements and disclosure was updated to require enhanced detail in the Level 3 reconciliation. Adoption of the updated guidance, effective for our fiscal year beginning January 1, 2011, had no impact on our condensed consolidated financial position, results of operations or cash flows. Refer to Note 7, “Fair Value Measurements”, to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data” for further details regarding our assets and liabilities measured at fair value.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting

Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance was effective for us beginning January 1, 2012. We do not anticipate that these changes will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the revised financial statement presentation for comprehensive income effective January 1, 2012.

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

INTEREST RATE RISK

Cash and Cash Equivalents

At December 31, 2011, we had $9.7 million in cash and cash equivalents.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates.  We do not expect any substantial loss with respect to our cash and cash equivalents as a result of interest rate changes, and the estimated fair value of our cash and cash equivalents approximates original cost.

Outstanding Debt

As of December 31, 2011 we had a $7.5 million secured revolving line of credit with UMB Bank.  The interest rate on the line of credit was variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  As of December 31, 2011, there was no amount outstanding on the line of credit.  The average outstanding balance in 2011 was approximately $0.2 million.  On February 28, 2012, we entered into an agreement with Wells Fargo Bank for a secured revolving credit facility.  The term of the credit facility is three years.  The interest rate on the line of credit is variable based upon the three-month LIBOR index, and therefore, is affected by changes in market interest rates.  If the LIBOR increased 100 basis points, there would not be a material impact to our Consolidated Financial Statements.

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

The following table summarizes the relative strengthening (weakening) of the U.S. dollar against the local currency, average exchange rates and the amount of local currency used in operations (in 000’s) during the years presented:

	Year Ended December 31,
	2011	2010	2009
U.S. dollar vs. Canadian dollar
Relative strengthening (weakening) during the year	2.2%	(5.2)%	13.6%
Average exchange rate	0.99	1.03	1.14
Amount of local currency used, net of receipts	35,440	52,976	62,923

U.S. dollar vs. Philippine peso
Relative (weakening) strengthening during the year	(0.6)%	(4.9)%	2.6%
Average exchange rate	43.2	44.9	47.4
Amount of local currency used, net of receipts	1,777,076	1,218,327	491,479

U.S. dollar vs. Costa Rican colon
Relative strengthening (weakening) during the year	1.5%	(9.0)%	(0.9)%
Average exchange rate	500	513	572
Amount of local currency used, net of receipts	1,021,947	491,421	—

U.S. dollar vs. Honduran lempira
Relative strengthening (weakening) during the year	0.2%	(0.2)%	0.2%
Average exchange rate	18.5	18.5	18.6
Amount of local currency used, net of receipts	10,267	—	—

During the years ended December 31, 2011, 2010 and 2009, we entered into Canadian dollar forward contracts for a notional amount of 27.1 million, 47.0 million and 44.1 million Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the years ended December 31, 2011 and 2010, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 2.3 billion and 1.3 billion Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of December 31, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.  As of December 31, 2011, we had contracted to purchase 14.9 million Canadian dollars to be delivered periodically through December 2012 at a purchase price of approximately $14.8 million, and 1.4 billion Philippine pesos to be delivered periodically through December 2012 at a purchase price of approximately $31.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The following Consolidated Financial Statements should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

StarTek, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), StarTek, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 9, 2012

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$219,493	$265,376	$288,980
Cost of services	196,508	237,672	239,879
Gross profit	22,985	27,704	49,101
Selling, general and administrative expenses	44,110	43,281	43,196
Impairment losses and restructuring charges	5,496	2,835	6,437
Operating loss	(26,621)	(18,412)	(532)
Net interest and other income (expense)	33	273	(210)
Loss from continuing operations before income taxes	(26,588)	(18,139)	(742)
Income tax (benefit) expense	(126)	1,244	(751)
(Loss) income from continuing operations	(26,462)	(19,383)	9
Income from discontinued operations, net of tax	—	—	4,640
Net (loss) income	$(26,462)	$(19,383)	$4,649

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(162)	568	901
Unrealized gain on investments available for sale, net of tax	—	—	49
Change in fair value of derivative instruments, net of tax	(1,498)	221	1,838
Comprehensive (loss) income	$(28,122)	$(18,594)	$7,437

Net (loss) income per share from continuing operations:
Basic	$(1.75)	$(1.30)	$0.00
Diluted	$(1.75)	$(1.30)	$0.00

Net (loss) income per share including discontinued operations:
Basic	$(1.75)	$(1.30)	$0.31
Diluted	$(1.75)	$(1.30)	$0.31

Weighted average shares outstanding
Basic	15,084	14,903	14,792
Diluted	15,084	14,903	14,837

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$9,719	$18,740
Trade accounts receivable, net	37,736	46,989
Deferred income tax assets	193	111
Derivative asset	106	1,078
Prepaid expenses	2,534	4,559
Assets held for sale	4,102	5,103
Current portion of note receivable	660	660
Other current assets	1,277	594
Total current assets	56,327	77,834

Property, plant and equipment, net	38,475	46,985
Long-term deferred income tax assets	3,355	4,102
Long-term note receivable, net of current portion	1,192	1,980
Other long-term assets	2,084	1,854
Total assets	$101,433	$132,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,385	$7,344
Accrued liabilities:
Accrued payroll	7,036	10,294
Accrued compensated absences	3,441	3,768
Accrued restructuring costs	1,260	1,096
Other accrued liabilities	1,079	1,484
Derivative liability	616	91
Deferred revenue	671	749
Deferred income tax liabilities	1,363	2,068
Other current liabilities	634	771
Total current liabilities	23,485	27,665

Accrued restructuring costs	390	998
Deferred rent	2,756	3,089
Other liabilities	440	356
Total liabilities	27,071	32,108

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,249,829 and 15,117,029 shares issued and outstanding at December 31, 2011 and 2010, respectively	152	151
Additional paid-in capital	71,058	69,222
Accumulated other comprehensive income	1,502	3,162
Retained earnings	1,650	28,112
Total stockholders’ equity	74,362	100,647
Total liabilities and stockholders’ equity	$101,433	$132,755

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net (loss) income	$(26,462)	$(19,383)	$4,649
Income from discontinued operations	—	—	4,640
(Loss) income from continuing operations	(26,462)	(19,383)	9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,750	17,155	15,977
Impairment of property, plant and equipment	2,381	4,112	1,756
Non-cash compensation cost	1,602	2,108	1,987
Deferred income taxes	(253)	1,116	7,050
Other, net	13	(162)	22
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,909	4,358	108
Prepaid expenses and other assets	1,407	469	(3,401)
Accounts payable	87	2,711	(1,374)
Income taxes, net	(339)	5,764	(3,528)
Accrued and other liabilities	(4,363)	(3,531)	(617)
Net cash (used in) provided by continuing operating activities	(1,268)	14,717	17,989
Cash used in discontinued operating activities	—	—	(2,335)
Net cash (used in) provided by operating activities	(1,268)	14,717	15,654

Investing Activities
Proceeds from disposition of available for sale investments	—	606	8,019
Proceeds from note receivable	660	275	—
Purchases of property, plant and equipment	(8,958)	(16,942)	(14,683)
Net cash used in continuing investing activities	(8,298)	(16,061)	(6,664)
Cash provided by discontinued investing activities	—	—	7,075
Net cash (used in) provided by investing activities	(8,298)	(16,061)	411

Financing Activities
Proceeds from stock option exercises	111	175	20
Principal payments on borrowings	—	—	(6,855)
Proceeds from line of credit	2,809	2,011	22,236
Principal payments on line of credit	(2,809)	(2,011)	(22,236)
Net proceeds from the issuance of common stock	123	242	251
Principal payments on capital lease obligations	(85)	(147)	(265)
Net cash provided by (used in) financing activities	149	270	(6,849)
Effect of exchange rate changes on cash	396	223	795
Net (decrease) increase in cash and cash equivalents	(9,021)	(851)	10,011
Cash and cash equivalents at beginning of period	$18,740	19,591	9,580
Cash and cash equivalents at end of period	$9,719	$18,740	$19,591

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8	$57	$166
Cash paid for income taxes	$370	$233	$750
Property, plant and equipment acquired or refinanced under long-term debt	$—	$—	$290
Property, plant and equipment sold under a note receivable	$—	$2,915	$—

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2009	14,813,912	$148	$64,440	$(415)	$42,846	$107,019
Stock options exercised	5,082	—	20	—	—	20
Restricted shares granted	7,200	—	—	—	—	—
Restricted shares forfeited	(3,249)	—	—	—	—	—
Issuance of common stock pursuant to Employee						—
Stock Purchase Plan	60,045	1	252	—	—	253
Stock-based compensation expense	—	—	1,987	—	—	1,987
Net income	—	—	—	—	4,649	4,649
Foreign currency translation adjustments, net of tax	—	—	—	901	—	901
Unrealized loss on investments available for sale, net of tax	—	—	—	49	—	49
Change in fair value of derivative instruments, net of tax	—	—	—	1,838	—	1,838
Balance, December 31, 2009	14,882,990	$149	$66,699	$2,373	$47,495	$116,716
Stock options exercised	49,369	1	174	—	—	175
Restricted shares granted	150,545	1	(1)	—	—	—
Restricted shares forfeited	(27,019)	—	—	—	—	—
Shares withheld for taxes on restricted stock vestings	(841)	—	—	—	—	—
Issuance of common stock pursuant to Employee						—
Stock Purchase Plan	61,985	—	242	—	—	242
Stock-based compensation expense	—	—	2,108	—	—	2,108
Net loss	—	—	—	—	(19,383)	(19,383)
Foreign currency translation adjustments, net of tax	—	—	—	568	—	568
Change in fair value of derivative instruments, net of tax	—	—	—	221	—	221
Balance, December 31, 2010	15,117,029	$151	$69,222	$3,162	$28,112	$100,647
Stock options exercised	27,596	—	111	—	—	111
Restricted shares granted	177,321	2	(2)	—	—	—
Restricted shares forfeited	(122,439)	(1)	1	—	—	—
Shares withheld for taxes on restricted stock vestings	(8,131)	—	(34)	—	—	(34)
Issuance of common stock pursuant to Employee						—
Stock Purchase Plan	58,453	—	158	—	—	158
Stock-based compensation expense	—	—	1,602	—	—	1,602
Net loss	—	—	—	—	(26,462)	(26,462)
Foreign currency translation adjustments, net of tax	—	—	—	(162)	—	(162)
Change in fair value of derivative instruments, net of tax	—	—	—	(1,498)	—	(1,498)
Balance, December 31, 2011	15,249,829	$152	$71,058	$1,502	$1,650	$74,362

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. is a provider of business process optimization services for outsourced customer interactions.  Since 1987, we have provided customer experience management solutions that solve strategic business challenges so that businesses can effectively manage customer relationships across all contact points including web, voice, email, fax, and video. This blended solution helps companies create and maintain customer satisfaction and frees them to focus on preserving capital, while we deliver the customer experience. Headquartered in Denver, Colorado, we operate facilities in the U.S., Canada, the Philippines, Costa Rica and Honduras.  We operate within three business segments:  the U.S., Canada and Offshore.  We have evaluated all subsequent events through the date of issuance of our financial statements.

Consolidation

Our Consolidated Financial Statements include the accounts of all wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions.

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to 2011 presentation.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  There was no allowance for doubtful accounts as of December 31, 2011 or 2010.

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

Refer to Note 7, “Fair Value Measurements,” for additional information on how we determine fair value for our assets and liabilities.

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

Investments are periodically evaluated for other-than-temporary impairment whenever the fair value falls below our cost basis and we either intend to sell the security or its more likely than not we will be required to sell the security before it recovers. We then consider additional factors such as market conditions, the industry sectors in which the issuer of the investment operates, and the viability and prospects of each entity.  Other-than-temporary declines in fair value are reflected on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) within Net Interest and Other Income.  Original cost of investments available for sale is based on the specific identification method. Other-than-temporary impairments and interest income from investments available for sale are included in Net Interest and Other Income on the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Investments available for sale are carried at fair market values.  As of December 31, 2011 and 2010, we were not invested in any trading securities, available-for-sale securities or held-to-maturity securities.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2011, 2010 and 2009, our cash flow hedges were highly effective and there were no amounts charged to the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Severance payments that occur from reductions in workforce are in accordance with our postemployment policy and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable. Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We record tax benefits when they are more likely than not to be realized.  Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines, Costa Rica and Honduras.  Our U.S.

federal returns and most state returns for tax years 2008 and forward are subject to examination.  Canadian returns for tax years 2007 and forward are subject to examination.  Our returns since our commencement of operations in the Philippines in 2008, Costa Rica in 2010 and Honduras in 2011 are subject to examination.  As of December 31, 2011 and 2010, there were no unrecognized income tax benefits.

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive Income (Loss) based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  We include an estimate of forfeitures when calculating compensation expense.  We use the Black-Scholes method for valuing stock-based awards.  See Note 10, “Share-Based Compensation,” for further information regarding the assumptions used to calculate share-based payment expense.

Employee Benefit Plan

We have a safe harbor 401(k) plan that allows participation by employees who have completed six months of service and are 21 years or older.  Participants may defer up to 60% of their gross pay, up to a maximum limit determined by U.S. federal law.  Participants receive a matching contribution after one year of service of 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $469, $655 and $650 for the years ended December 31, 2011, 2010 and 2009, respectively.

Recently Adopted Accounting Standards

On January 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to revenue recognition for multi-element arrangements. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. Our adoption of the new accounting guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2011, we adopted FASB’s Accounting Standards Codification guidance for fair value measurements and disclosure was updated to require enhanced detail in the Level 3 reconciliation. Adoption of the updated guidance had no impact on our condensed consolidated financial position, results of operations or cash flows. Refer to Note 7, “Fair Value Measurements” for further details regarding our assets and liabilities measured at fair value.

Recently Issued Accounting Standards

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance will be effective for us beginning January 1, 2012. We do not anticipate that these changes will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the revised financial statement presentation for comprehensive income effective January 1, 2012.

2.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the year ended December 31, 2011, we incurred $2,381 of impairment losses ($2,173 in our U.S. segment and $208 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  We recorded $1,053 in impairment losses ($845 in our U.S. segment and $208 in our Canadian segment) during 2011 related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets.  In addition, in our U.S. segment we recorded approximately $1,328 of impairment losses on two buildings to reduce the carrying value to its fair value based upon third-party broker valuations.  Refer to Note 7, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Consolidated Financial Statements.  During the year ended December 31, 2010 we incurred $4,112 of impairment losses ($3,161 in our U.S. segment and $951 in our Canadian segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell.  As of December 31, 2010 this value was $5,103 in our U.S. segment.  During 2011, we received a new estimated selling price on our Greeley, Colorado facility from our broker due to changing market conditions, which resulted in an impairment of approximately $1,001 to reduce the carrying value to fair value less costs to sell.  As of December 31, 2011, the fair value of the buildings and land less the costs to sell was $4,102.  These long-lived assets are presented as current assets held for sale on our Consolidated Balance Sheet.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facilities during 2010 and 2011 and determined these assets meet all the criteria for an asset held for sale.

Restructuring Charges

A summary of the activity under the restructuring plans as of December 31, 2011, and changes during the years ended December 31, 2011, 2010 and 2009 are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	U.S. Total
Balance as of January 1, 2010	$—	$—	$—	$—
Expense	288	87	455	830
Payments, net of receipts for sublease	(563)	(58)	(17)	(638)
Reclassification of liability	766	3	68	837
Balance as of December 31, 2010	$491	$32	$506	$1,029
Expense	157	65	—	222
Payments, net of receipts for sublease	(222)	(74)	(229)	(525)
Reclassification of liability	57	40	(25)	72
Balance as of December 31, 2011	$483	$63	$252	$798

	Facility-Related Costs
	Regina	Thunder Bay	Sarnia	Kingston	Canada Total
Balance as of January 1, 2009	$—	$—	$—	$—	$—
Expense	4,436	—	—	—	4,436
Payments, net of receipts for sublease	(1,294)	—	—	—	(1,294)
Reclassification of liability	118	—	—	—	118
Foreign currency translation adjustment	720	—	—	—	720
Balance as of December 31, 2009	$3,980	$—	$—	$—	$3,980
Expense	(1,802)	(372)	67	—	(2,107)
Payments, net of receipts for sublease	(1,380)	(381)	(53)	—	(1,814)
Reclassification of liability	170	701	22	—	893
Foreign currency translation adjustment	65	52	(4)	—	113
Balance as of December 31, 2010	$1,033	$—	$32	$—	$1,065
Expense	1,168	—	—	87	1,255
Payments, net of receipts for sublease	(1,325)	—	(32)	(73)	(1,430)
Reclassification of liability	—	—	—	(14)	(14)
Foreign currency translation adjustment	(24)	—	—	—	(24)
Balance as of December 31, 2011	$852	$—	$—	$—	$852

	Termination Benefits
	Cornwall	Kingston	Canada Total
Balance as of January 1, 2011	$—	$—	$—
Expense	1,081	557	1,638
Payments	(1,145)	(453)	(1,598)
Foreign currency translation adjustment	64	(104)	(40)
Balance as of December 31, 2011	$—	$—	$—

During the year ended December 31, 2010, we entered into sublease agreements for our Thunder Bay, Ontario, Canada and Victoria, Texas facilities through the remainder of their respective lease terms.  We had assumed a sublease in our original estimated restructuring liabilities for Thunder Bay and Victoria and do not expect to incur material changes to the restructuring liabilities in future periods as a result of the subleases.  We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through the remainder of our lease term, or 2014.  The leases for our Sarnia, Ontario, Canada and our Kingston, Ontario, Canada locations expired in January 2011 and October 2011, respectively, and we do not expect to incur material changes to the restructuring liabilities in future periods for these locations.

We expect completion of the Laramie, Wyoming, Grand Junction, Colorado and Regina, Saskatchewan restructuring plans no later than 2012 for all facilities; however, completion may be earlier or later depending on our ability to sublease the facilities, buy-out the lease or sell the facilities.  We have made certain assumptions related to our ability to sublease, sell or buy-out the lease on these facilities.  Refer to Note 7, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including restructuring charges, that are measured at fair value in the Consolidated Financial Statements.  We expect to pay $1,961 in our U.S. segment and $5,390 in our Canadian segment in facility related costs and $1,598 in our Canadian segment in termination benefits over the term of the restructuring plans.  The cumulative amount paid as of December 31, 2011 related to the closures was $1,163 in our U.S. segment and $6,136 in our Canadian segment ($4,538 in facility-related costs and $1,598 in termination benefits).

Note Receivable

In connection with the sublease of our Victoria, Texas facility, the sublessee is making payments to us for certain furniture, fixtures, equipment and leasehold improvements in the facility.  The payments will be made over the remainder of the lease term, or December 1, 2014, after which time the sublessee will own the assets.  As of December 31, 2011, we have recorded a note receivable of $1,852 for the payments due under this agreement, net of unearned interest income of approximately $128.  The note receivable bears interest at a rate of 4.4% per annum.  Future minimum lease payments under this note receivable are:  $660 in 2012, $660 in 2013 and $660 in 2014.

3.  DISCONTINUED OPERATIONS

On February 25, 2009, we entered into an agreement to sell the assets of Domain.com, our wholly owned subsidiary, to A. Emmet Stephenson, Jr., Inc. (“Mr. Stephenson”) in exchange for cash of $7,075.  The assets of Domain.com consist of domain names, trademarks and corporation names.  We conducted an auction for the assets and received bids from multiple parties, including Mr. Stephenson.  Mr. Stephenson presented the highest bid, which represented the selling price, of $7,075 and the sale was completed effective February 25, 2009.  Mr. Stephenson is one of our co-founders, has managed the Domain.com subsidiary since 2006, and together with his wife, owned approximately 23.7% of our common shares outstanding as of February 15, 2012.  Because the transaction involved a related party, the Audit Committee of our Board of Directors considered and approved the transaction.  The results of operations and cash flows of Domain.com have been reported in the Consolidated Statements of Operations and Other Comprehensive Income (Loss) as discontinued operations.

The following table summarizes the results of discontinued operations:

	Year Ended December 31,
	2011	2010	2009
Operating income from discontinued operations before income taxes	$—	$—	$27
Gain on the sale of discontinued operations	—	—	6,937
Income tax expense	—	—	(2,324)
Income from discontinued operations, net of tax	$—	$—	$4,640

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of our weighted-average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 2,177 and 2,352 for the years ended December 31, 2011 and 2010, respectively, were not included in our calculation due to our net loss position.  Anti-dilutive securities totaling 1,808 for the year ended December 31, 2009 were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during such period.  Our basic and diluted net income (loss) per common share were as follows:

	Year Ended December 31,
	2011	2010	2009

(Loss) income from continuing operations	$(26,462)	$(19,383)	$9
Income from discontinued operations, net of tax	—	—	4,640
Net (loss) income	$(26,462)	$(19,383)	$4,649

Weighted average shares of common stock	15,084	14,903	14,792
Dilutive effect of stock options	—	—	45
Common stock and common stock equivalents	15,084	14,903	14,837

Basic net (loss) income per share from:
Continuing operations	$(1.75)	$(1.30)	$0.00
Discontinued operations	—	—	0.31
Net (loss) income	$(1.75)	$(1.30)	$0.31

Diluted net (loss) income per share from:
Continuing operations	$(1.75)	$(1.30)	$0.00
Discontinued operations	—	—	0.31
Net (loss) income	$(1.75)	$(1.30)	$0.31

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Year Ended December 31,
	2011	2010	2009
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	57.9%	66.2%	63.6%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	19.9%	18.1%	21.5%

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

During the years ended December 31, 2011, 2010 and 2009, we entered into Canadian dollar forward contracts for a notional amount of 27,080, 47,000 and 44,080 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the years ended December 31, 2011 and 2010, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 2,256,300 and 1,258,000 Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of December 31, 2011, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of December 31, 2011:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	14,880
Foreign exchange contracts	Philippine peso	1,379,100

The above Canadian dollar foreign exchange contracts are to be delivered periodically through December 2012 at a purchase price of approximately $14,817, and the above Philippine peso foreign exchange contracts are to be delivered periodically through December 2012 at a purchase price of approximately $31,751, and as such we expect unrealized gains and losses reported in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2011.  Refer to Note 7, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheet in other current assets/liabilities and/or derivative asset/liability as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Derivative assets:
Foreign exchange contracts	$106	$1,078

Derivative liabilities:
Foreign exchange contracts	$616	$91

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009:

	Gain (Loss) Recognized in AOCI, net of tax			Gain Reclassified from AOCI into Income
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Cash flow hedges:
Foreign exchange contracts	$(2,742)	$(977)	$1,184	$1,244	$1,917	$1,047

7.  FAIR VALUE MEASUREMENTS

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

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2011 and 2010, we closed several facilities.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We have assumed that we can sublease our facility in Grand Junction for a portion of the remaining lease term and sell our facility in Laramie, Wyoming based on our knowledge of the respective marketplaces, as well as our historical ability to sublease our facilities in other locations in which we operate.  During 2010, we recorded a reduction of restructuring charges in the Consolidated Statements of Operations of $1,802, or $0.12 per share, to adjust the estimated restructuring liability for our Regina, Saskatchewan facility, due to a sublease proposal.  In 2011, we recorded expense of $1,168, or $0.08 per share, for our Regina facility due to a proposal to buy-out the lease at this facility.  In the future, if we sublease for periods that differ from our assumption or if an actual buy-out of a lease differs from our estimate, we may be required to record a gain or loss in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2011, 2010 and 2009, we recorded impairment losses in our U.S. and Canadian segments, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable based upon our estimated future cash flows.  We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  The fair value of these long-lived assets after the impairment charges were $1,606 ($1,384 U.S. and $222 Canada).  Given that the impairment losses were valued using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

In 2010, we committed to a plan to sell the buildings and land at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $4,102 at December 31, 2011.  Included in impairment losses during the year ended December 31, 2011 and 2010 was $1,001 and $364, respectively, related to a change in estimated fair value of the buildings in Greeley and Laramie.  The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$106	$—	$106
Total fair value of assets measured on a recurring basis	$—	$106	$—	$106

Liabilities:
Foreign exchange contracts	$—	$616	$—	$616
Total fair value of liabilities measured on a recurring basis	$—	$616	$—	$616

	Assets Measured at Fair Value
	on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,078	$—	$1,078
Total fair value of assets measured on a recurring basis	$—	$1,078	$—	$1,078

Liabilities:
Derivative instruments	$—	$91	$—	$91
Total fair value of liabilities measured on a recurring basis	$—	$91	$—	$91

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,102	$4,102
Property, plant and equipment, net	—	—	1,606	1,606
Total fair value of assets measured on a non-recurring basis	$—	$—	$5,708	$5,708

Liabilities:
Accrued restructuring costs	$—	$—	$5,875	$5,875
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$5,875	$5,875

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Year ended December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,103	$5,103
Property, plant and equipment, net	—	—	5,407	5,407
Total fair value of assets measured on a non-recurring basis	$—	$—	$10,510	$10,510

Liabilities:
Accrued restructuring costs	$—	$—	$2,760	$2,760
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,760	$2,760

8. PROPERTY, PLANT & EQUIPMENT

Our property, plant and equipment as of December 31, 2011 and 2010, consisted of the following, by asset class:

	2011	2010
Land	$635	$643
Buildings and improvements	40,915	43,207
Telephone and computer equipment	57,105	58,990
Software	43,649	40,872
Furniture, fixtures, and miscellaneous equipment	22,956	24,096
Construction in progress	1,528	1,946
	166,788	169,754
Less accumulated depreciation	(128,313)	(122,769)
Total property, plant and equipment, net	$38,475	$46,985

9. DEBT

On November 15, 2011, we entered into a business loan agreement and promissory note (together the “Agreement”) with UMB Bank Colorado, N.A. (“UMB Bank”) for a $7,500 secured revolving line of credit.  The Agreement was effective November 8, 2011 through August 1, 2012.  This Agreement replaced our previous $7,500 million secured revolving line of credit with UMB Bank.  Under the Agreement, the amount available under the line of credit was to be reduced by the amount of any proceeds received on the sale of our assets classified as held for sale in our Consolidated Balance Sheets, but in no event would it fall below $5,000.  Borrowings under the Agreement bore interest at the thirty day LIBOR index, plus 3.75%.  The interest rate was to never be less than 4.50% per annum.  This was an increase from the terms of our previous agreement which were that borrowings bore interest, at our option at the time of the borrowing, of the thirty, sixty or ninety day LIBOR index, plus 3.25% and that the interest rate would not be less than 4.00% per annum.  Under the Agreement, UMB Bank maintained a security interest in all of our present and future accounts receivable, general intangibles, and owned real property.  In addition, under the Agreement, we were subject to certain financial covenants, which include maintaining 1) a tangible net worth, as defined, of at least $75,000, 2) unencumbered liquid assets, defined as cash, certificates of deposit and marketable securities, of at least $6,500 measured on the last day of each fiscal quarter and 3) a cash flow coverage ratio, as defined in the Agreement, of greater than 1.50 to 1.0 measured on the last day of each fiscal quarter for the previous twelve months.  The definition of our tangible net worth requirement excluded the calculation of any gains or losses associated with our assets classified as held for sale on our Consolidated Balance Sheets.  As of December 31, 2011, we were in compliance with all of our debt covenants.

10. SHARE-BASED COMPENSATION

On May 5, 2008, our stockholders approved the StarTek, Inc. 2008 Equity Incentive Plan (the “Plan”).  The Plan replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan (together, the “Prior Plans”).  A total of 900,000 shares were authorized for grant under the Plan.  In addition, a total of 274,298 shares remaining available for future grants under the Prior Plans were carried over and were made available for grant under the Plan.  As of December 31, 2011, there were 381,845 shares available for future grant under the Plan.  The types of awards that may be granted under the Plan include restricted stock awards, restricted stock unit awards, deferred stock units, stock option awards, stock appreciation rights and performance units.  The Compensation Committee (the “Committee”) also has the discretion to grant other types of awards, as long as they are consistent with the terms and purposes of the Plan.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee may determine the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

Stock options granted to employees under the Plan vest as to 25% of the shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months.  Restricted stock awards granted under the Plan vest as to one third of the shares on the first anniversary of the date of grant and one third of the shares on each of the second and third anniversary thereafter.  In 2011, we implemented a new independent director compensation plan whereby members of our board of directors are now compensated with equity rather than cash.  Effective October 1, 2011, at the start of each quarter, members of the board of directors, at their option, may elect to receive 1) stock options to purchase shares of common stock with a fair value equivalent to $22,500 (calculated using the Black-Scholes pricing model), 2) common stock with a grant date fair value of $22,500 or 3) any combination of options and stock.  Upon the date of grant, the members of the board of directors are immediately vested in the stock options or stock.  Effective January 1, 2012, the members of the board of directors may also elect to receive deferred stock units with a fair value equivalent to $22,500.  Prior to the implementation of this plan on October 1, 2011, stock options or restricted stock awards granted to our board of directors vested as to 25% of the shares after three months from the date of grant, 25% of the shares after six months from the date of grant, 25% of the shares after nine months from the date of grant and 25% each three months thereafter until fully vested.

On May 5, 2008, our stockholders approved the StarTek, Inc. Employee Stock Purchase Plan (the “ESPP”).  Under the ESPP, participants may purchase our common stock as of the last day of a purchase period at a price, which shall be no less than the lesser of (a) 85% of the closing price of a share of common stock on the first day of the purchase period; or (b) 85% of the closing price of a share of common stock on the last day of the purchase period.  The purchase period is defined as each quarterly period commencing January 1 and ending March 31, commencing April 1 and ending June 30, commencing July 1 and ending September 30, or commencing October 1 and ending December 31, unless otherwise determined by the Committee.  Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the ESPP if employed by the Company for at least six months prior to the start of a Purchase Period and whose customary employment is at least 20 hours per week.  Participating employees may elect to have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the ESPP.  A total of 300,000 shares were authorized under the ESPP and as of December 31, 2011, there were 82,196 shares available for grant under the ESPP.

The compensation cost that has been charged against income for the Plan, the Prior Plans, the ESPP, and for restricted stock awards granted outside of those plans, as described below (together, the “Plans”), for the years ended December 31, 2011, 2010 and 2009 was $1,602, $2,108 and $1,987, respectively, and is included in selling, general and administrative expense.  As of December 31, 2011, there was $1,763 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.8 years.  As of December 31, 2011, there was $181 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options

A summary of stock option activity under the Plans as of December 31, 2011, and changes during the year ended December 31, 2011 are presented below:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term (in yrs)	Value
Outstanding as of January 1, 2011	2,226,238	$8.07
Granted	777,426	3.61
Exercised	(27,596)	4.06
Forfeited	(865,323)	7.71
Expired	(19,740)	18.01
Outstanding as of December 31, 2011	2,091,005	$6.52	7.60	$—
Vested and exercisable as of December 31, 2011	1,161,249	$8.45	6.30	$—
Vested and expected to vest as of December 31, 2011	1,975,731	$6.29	7.62	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.08, $3.18 and $2.42, respectively.  The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $1,274, $1,645 and $1,361, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2011	2010	2009
Risk-free interest rate	1.0% - 3.0%	1.1% - 2.9%	0.6% - 2.7%
Dividend yield	0%	0%	0%
Expected volatility	58.6% - 75.4%	73.6% - 75.1%	61.4% - 117.4%
Expected life in years	5.0	4.0	3.9

The risk-free interest rate for periods within the contractual life of the option is based on either the four year or seven year U.S. Treasury strip yield in effect at the time of grant.  Expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Restricted Stock Awards

A summary of restricted stock award activity under the Plans as of December 31, 2011, and changes during the year then ended are presented below:

	Number of	Weighted-Average
	Restricted Shares	Grant Date Fair Value
Nonvested balance as of January 1, 2011	126,238	$6.75
Granted	177,321	5.15
Vested	(95,502)	6.46
Forfeited	(122,439)	5.80
Nonvested balance as of December 31, 2011	85,618	5.12

The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $607, $360, and $180, respectively.

Employee Stock Purchase Plan

The first purchase period under the ESPP commenced July 1, 2008.  During 2011, 2010 and 2009, 58,453, 61,985 and 60,045 shares were purchased, respectively.  The weighted-average purchase price in 2011, 2010 and 2009, was $2.70, $3.98 and $4.14 per share, respectively.  Total expense recognized related to the ESPP during the years ended December 31, 2011, 2010 and 2009 was $57, $87 and $130, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2011	2010	2009
Risk-free interest rate	0.02% - 0.07%	0.1% - 0.2%	0.1% - 0.2%
Dividend yield	0%	0%	0%
Expected volatility	33.3% - 56.9%	38.5% - 55.5%	75.3% - 160.2%
Expected life in years	3 months	3 months	3 months

The weighted average grant date fair value of these shares was $0.98, $1.41 and $2.16 per share during the years ended December 31, 2011, 2010 and 2009, respectively.

11. NET INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income for the years ended December 31, 2011, 2010 and 2009 were composed of the following:

	Year Ended December 31,
	2011	2010	2009
Interest income	$118	$111	$119
Interest expense	(93)	(55)	(291)
Realized gain on investments available for sale	—	108	—
Other income (loss)	8	109	(38)
Net interest and other income (expense)	$33	$273	$(210)

12. INCOME TAXES

Pre-tax income (loss) from continuing operations before income taxes was:

	Year Ended December 31,
	2011	2010	2009
U.S.	$(31,711)	$(25,758)	$1,168
Foreign	5,123	7,619	(1,910)
Total	$(26,588)	$(18,139)	$(742)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(506)	$(7,408)
State	(26)	(66)	(246)
Foreign	3	848	101
Total current (benefit) expense	$(23)	$276	$(7,553)

Deferred:
Federal	$(8,765)	$(8,200)	$7,402
State	(1,228)	(1,064)	245
Foreign	(103)	1,051	(845)
Net change in valuation allowance	9,993	9,181	—
Total deferred (benefit) expense	$(103)	$968	$6,802

Income tax (benefit) expense	$(126)	$1,244	$(751)

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 were:

	Year Ended December 31,
	2011	2010
Current deferred tax assets:
Accrued restructuring costs	$193	$111
Total current net deferred tax assets	$193	$111

Current deferred tax assets (liabilities):
Accrued restructuring costs	$158	$250
Other accrued liabilities	765	532
Derivative instruments	201	(366)
Prepaid expenses	(352)	(963)
Cumulative translation adjustment	(1,505)	(1,558)
Other	—	37
Total current net deferred tax liabilities	$(733)	$(2,068)

Long-term deferred tax assets (liabilities):
Fixed assets	$3,165	$919
Accrued stock compensation	2,201	1,918
Accrued restructuring costs	149	301
Foreign tax credit carryforward	529	554
Work opportunity credit carryforward	4,988	4,498
Operating loss carryforward	11,642	5,298
Other	189	155
Net long-term deferred tax assets	$22,863	$13,643

Subtotal	$22,323	$11,686
Valuation allowance	(20,138)	(9,541)

Total net deferred tax asset	$2,185	$2,145

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2010, we recorded a valuation allowance against our U.S. net deferred tax assets, which decreased the tax benefit by $9,181 during the year ended December 31, 2010.  No valuation allowance was recorded as of December 31, 2009.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2011, $631 of our valuation allowance related to deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital.

As of December 31, 2011 and 2010, we had net current deferred tax assets in our foreign tax jurisdictions and as of December 31, 2009 we had net current deferred tax liabilities in the U.S.

Deferred taxes were not recognized on temporary differences from undistributed earnings of foreign subsidiaries of approximately $28,582 as these earnings are deemed to be permanently reinvested.  We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2011 because we intend to reinvest such earnings indefinitely outside of the U.S.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2011, 2010 and 2009 for continuing operations were:

	Year Ended December 31,
	2011	2010	2009
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of federal benefit)	2.7%	1.2%	-11.9%
Effect of change in Canadian tax rate	0.0%	-2.2%	-14.0%
Work opportunity tax credits	0.7%	6.1%	142.6%
Other permanent differences (including meals and entertainment)	-0.2%	0.2%	-21.7%
Stock based compensation	-0.5%	-0.8%	-35.8%
Rate differential on foreign earnings	7.2%	4.8%	25.5%
Foreign income taxed in the U.S.	-8.2%	-4.1%	-7.5%
Valuation allowance	-37.5%	-50.6%	0.0%
Other, net	1.3%	3.5%	-11.0%
Total	0.5%	-6.9%	101.2%

As of December 31, 2011, we had gross foreign tax credit carry forwards of $529, which expire as follows:  $4 in 2012, and $525 in 2013.  A full tax-basis valuation allowance was established against these carry forwards during 2006 due to the fact that it is more likely than not that these credits will not be used prior to their expiration date.  As of December 31, 2011, we had gross federal net operating loss carry forwards of $29,629, of which $11,060 expire in 2030 and $18,569 expire in 2031.  As of December 31, 2011, we had gross state net operating loss carry forwards of $34,048 which expire through 2031 as follows:

Year of Expiration	As of December 31, 2011
2013	$248
2014	196
2015	1,339
2016	1,662
2019	443
2020	491
2021	21
2022	1,216
2023	1,410
2024	237
2025	653
2026	941
2027	950
2028	6,491
2029	384
2030	7,486
2031	9,880
$34,048

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines, Costa Rica and Honduras. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, we have been granted approval for a Tax Holiday, whereby we have an exemption from income tax until late 2012 after which time the tax rate will be 5%.  In Costa Rica, we have been granted approval for an exemption equal to 100% of income tax through 2018, and for 50% of income tax for the four years thereafter.  In Honduras, we have been granted approval for an indefinite exemption from income taxes.  The exemption could be lifted at any time if the Honduran government approves legislature to appeal the exemption.  The aggregate reduction in income tax expense for the years ended December 31, 2011, 2010 and 2009 was $922, $456 and $216, respectively, which had a favorable impact on net income of $0.06 per share, $0.03 per share and $0.01 per share, respectively.

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Year Ended December 31,
	2011	2010
Accumulated foreign currency translation adjustments:
Beginning balance	$2,547	$1,979
Translation adjustments	(162)	981
Taxes associated with translation adjustments	—	(413)
Ending balance	$2,385	$2,547
Accumulated unrealized derivative gains (losses):
Beginning balance	$615	$394
Gain reclassified to earnings	1,244	1,917
Taxes associated with gain on derivatives	—	(719)
Change in fair value of cash flow hedges, net of tax	(2,742)	(977)
Ending balance	$(883)	$615

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rental expense, including equipment rentals, for 2011, 2010 and 2009 was $9,590, $10,039 and $7,652, respectively.  As of December 31, 2011, future minimum rental commitments for operating leases and future minimum rentals to be received under non-cancelable subleases were as follows.

	Minimum Lease	Minimum
	Payments	Sublease Receivable
2012	$9,693	$512
2013	8,030	357
2014	7,228	306
2015	3,952	—
2016	2,541	—
Thereafter	4,350	—
Total minimum lease payments	$35,794	$1,175

Capital Leases

We lease equipment under various non-cancelable capital leases.  As of December 31, 2011, future minimum rental commitments for capital leases were as follows.

Minimum Lease
Payments
2012	103
2013	20
2014	7
Total minimum lease payments	$130

Legal Proceedings

On February 2, 2011, certain former employees of StarTek USA, Inc., filed a putative collective action under the Fair Labor Standards Act, alleging that they were owed overtime compensation for alleged work performed before and after regular shifts.  The plaintiffs sought overtime compensation, liquidated damages, and other relief for themselves as well as for all other customer service representatives and technical service representatives located throughout the United States who performed alleged uncompensated overtime and who were employed by us three years before the commencement of the civil action.  At the time that the case was filed, we believed that there was no merit to the case and vigorously defended the suit.  Following conditional class certification, plaintiffs mailed notice to approximately 22,000 potential plaintiffs; however, only 1,759 individuals timely opted-in to the class.  This opt-in rate was substantially lower than the parties anticipated.  Following a second mediation session on October 27, 2011, we agreed to settle the case for $550, including liquidated damages, attorney’s fees, and costs of settlement administration which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

We have been involved from time to time in other litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

15.  SEGMENT INFORMATION

We operate within three business segments, the U.S., Canada and Offshore.  The business segments align with those regions in which our services are rendered.  As of December 31, 2011, our U.S. segment included the operations of eight facilities in the U.S.; our Canada segment included the operations of two facilities in Canada; and our offshore segment included the operations of two facilities in the Philippines, one in Costa Rica and one in Honduras.  As of December 31, 2010, there were nine, three and three facilities in the U.S., Canada and Offshore segments, respectively.  As of December 31, 2009, there were thirteen, five and one facilities in the U.S., Canada and Offshore segments, respectively.  We use gross profit as our measure of profit and loss for each business segment and do not allocate selling, general and administrative expenses to our business segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Revenue:
United States	$112,565	$167,680	$200,737
Canada	44,461	64,010	76,307
Offshore	62,467	33,686	11,936
Total	$219,493	$265,376	$288,980

Gross profit:
United States	$12,642	$25,024	$36,265
Canada	3,168	4,121	11,910
Offshore	7,175	(1,441)	926
Total	$22,985	$27,704	$49,101

Depreciation:
United States	$9,518	$11,988	$11,194
Canada	1,223	2,161	3,036
Offshore	5,009	3,006	1,747
Total	$15,750	$17,155	$15,977

Capital expenditures:
United States	$4,789	$5,521	$10,828
Canada	219	511	770
Offshore	3,950	10,910	3,085
Total	$8,958	$16,942	$14,683

	As of December 31,
	2011	2010
Total assets:
United States	$72,352	$104,274
Canada	8,157	9,982
Offshore	20,924	18,499
Total	$101,433	$132,755

The following tables present certain financial data based upon the geographic location where the services are provided:

	As of December 31,
	2011	2010	2009
Revenue:
United States	$112,565	$167,680	$200,737
Canada	44,461	64,010	76,307
Philippines	54,637	31,336	11,936
Latin America	7,830	2,350	—
Total	$219,493	$265,376	$288,980

	As of December 31,
	2011	2010
Total property, plant and equipment, net:
United States	$19,768	$25,930
Canada	4,202	5,557
Philippines	12,058	13,839
Latin America	2,447	1,659
Total	$38,475	$46,985

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2011 and 2010.

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$59,510	$57,139	$51,701	$51,143
Gross profit	7,387	6,303	3,755	5,540
Selling, general and administrative expenses	9,680	13,196	10,281	10,953
Impairment losses and restructuring charges	—	3,272	291	1,933
Operating loss	(2,293)	(10,165)	(6,817)	(7,346)
Net loss	$(2,554)	$(9,652)	$(6,795)	$(7,461)

Net loss per share:
Basic	$(0.17)	$(0.64)	$(0.45)	$(0.49)
Diluted	$(0.17)	$(0.64)	$(0.45)	$(0.49)

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$67,410	$67,676	$65,598	$64,692
Gross profit	7,136	7,635	6,634	6,299
Selling, general and administrative expenses	10,890	10,268	10,327	11,796
Impairment losses and restructuring charges	—	764	450	1,621
Operating loss	(3,754)	(3,397)	(4,143)	(7,118)
Net loss	$(3,116)	$(5,223)	$(4,482)	$(6,562)

Net loss per share:
Basic	$(0.21)	$(0.35)	$(0.30)	$(0.44)
Diluted	$(0.21)	$(0.35)	$(0.30)	$(0.44)

17.  SUBSEQUENT EVENTS

In January 2012, we announced that we would be consolidating the business performed in Enid, Oklahoma into another U.S. facility.  The transition of the business is expected to be completed by the end of the first quarter of 2012.  We are actively marketing this capacity to other current and potential clients.  However, if we are not successful in doing so, we may decide to close the facility.  In that event, we would not expect to incur material impairment and restructuring charges.

In February 2012, we closed our facility in Collinsville, Virginia as a result of a customer notification, which we had announced in June 2011.  Since the announcement of this closure, we were under a month-to-month lease arrangement and do not expect to incur material impairment and restructuring charges associated with this closure.

In February 2012, we received written customer notification of an intent to reduce its business in our Decatur, Illinois and Jonesboro, Arkansas facilities.  The reduction is expected to occur during the first quarter of 2012 and the early part of the second quarter of 2012.  We are actively selling this capacity to other current and potential clients.  However, if we are not successful in doing so, we may decide to close one or both of the facilities.  In that event, there could be impairment and restructuring charges which would depend on which facilities are closed and when.

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank.  The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement.  Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  Until the first monthly report of the fixed charge coverage ratio, the interest rate will be the daily three-month LIBOR index plus 3.00%.  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.0% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement.  We granted Wells Fargo a security interest in all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  In addition, under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the credit Agreement, of no less than the monthly minimum amounts set forth in the Credit Agreement and 2) limiting non-financed capital expenditures during 2012 to $6,500, provided that such expenditures would not cause the ratio of excess availability, as defined in the Credit Agreement, to aggregate non-financed capital expenditures to be less than 1:50 to 1:00.  The requirement for non-financed capital expenditures may be increased quarterly by an amount equal to 50% of any positive variance between budgeted and actual adjusted EBITDA results measured at the end of each quarter.  We and Wells Fargo are required to agree on financial covenants for the remaining term of the Credit Agreement beyond 2012, and any failure to do so will constitute an event of default.  In connection with the termination of our secured line of credit with UMB Bank, we liquidated all of our outstanding hedge positions with UMB Bank as of this date, and replaced them with new hedges with Wells Fargo Bank, which resulted in a gain of approximately $233 during the first quarter of 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011. Ernst & Young LLP’s report is included in Item 9A. of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited StarTek Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). StarTek Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, StarTek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of StarTek, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 9, 2012

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2012 annual meeting of stockholders and is incorporated herein by reference.

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

STARTEK, INC.
(REGISTRANT)

By:	/s/ CHAD A. CARLSON	Date: March 7, 2012
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LISA A. WEAVER	Date: March 7, 2012
Lisa A. Weaver
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAD A. CARLSON	President and Chief Executive Officer	Date: March 7, 2012
Chad A. Carlson

/s/ LISA A. WEAVER	Senior Vice President, Chief Financial	Date: March 7, 2012
Lisa A. Weaver	Officer and Treasurer

/s/ ED ZSCHAU	Chairman of the Board	Date: March 7, 2012
Ed Zschau

/s/ HARVEY A. WAGNER	Director	Date: March 7, 2012
Harvey A. Wagner

/s/ JOHN R. HARRIS	Director	Date: March 7, 2012
John R. Harris

/s/ ROBERT SHEFT	Director	Date: March 7, 2012
Robert Sheft

/s/ BENJAMIN L. ROSENZWEIG	Director	Date: March 7, 2012
Benjamin L. Rosenzweig

/s/ JACK D. PLATING	Director	Date: March 7, 2012
Jack D. Plating

STARTEK, INC.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement among StarTek, Inc., Domain.com, Inc. and A. Emmet Stephenson Jr., Inc effective February 25, 2009. The schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.	10-Q	10.1	5/8/2009
3.1	Restated Certificate of Incorporation of StarTek, Inc..	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc..	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson.	10-K	10.48	3/9/2004
10.2†	StarTek, Inc. Stock Option Plan, as amended.	Def 14a	A	3/27/2007
10.3†	Form of Stock Option Agreement.	S-1/A	10.2	3/7/1997
10.4†	Form of Option Agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule).	8-K	10.26	6/16/2006
10.5†	StarTek, Inc. Directors’ Stock Option Plan, as amended.	Def 14a	B	3/27/2007
10.6†	Form of Option Agreement pursuant to StarTek, Inc. Directors’ Stock Option Plan.	8-K	10.2	9/9/2004
10.7†	StarTek, Inc. Employee Stock Purchase Plan.	Def#14a	A	3/20/2008
10.8†	StarTek, Inc. 2008 Equity Incentive Plan.	Def#14a	B	3/20/2008
10.9†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.2	5/5/2008
10.10†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.3	5/5/2008
10.11†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.4	5/5/2008
10.12†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.5	5/5/2008
10.13†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.6	5/5/2008
10.14†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors.	10-K	10.49	3/9/2004
10.15†	Form of Executive Confidentiality and Non-Competition Agreement.	8-K	10.1	9/14/2004
10.16†	Form of Executive Employment Contract.	8-K	10.115	8/21/2007
10.17†	Amendment No. 1 to Form of Executive Employment Contract.	10-K	10.11	2/29/2008
10.18†	Option Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.79	1/08/2007
10.19†	Sales Commission Plan (2008 and 2009).	10-K	10.24	2/29/2008
10.20†	Amended Sales Commission Plan (2008 and 2009).	10-Q	10.1	10/31/2008
10.21†	Incentive Bonus Plan (2008 and 2009).	10-K	10.25	2/29/2008
10.22†	2011 Incentive Bonus Plan.	10-Q	10.3	5/3/2011
10.23#	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.120	11/6/2007
10.24#	Amendment No. 1 effective February 24, 2008 to Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.7	5/6/2008
10.25#	Contact Call Center Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc., effective January 26, 2007.	10-Q	10.90	5/8/2007

10.26#	Amendment 20070105.006.A.001 effective October 31, 2007 to Master Services Agreement 20070105.006.C entered on January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.		10-K	10.50	2/29/2008
10.27#	Amendment No. 2 to T-Mobile USA, Inc. Services Agreement Call Center Services dated April 1, 2009 between T-Mobile USA, Inc. and StarTek USA, Inc.		10-Q	10.12	7/31/2009
10.28	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011.		8-K	10.1	5/6/2011
10.29†	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011.		8-K	10.1	6/29/2011
10.30†	Separation Agreement by and between StarTek, Inc. and A. Laurence Jones.		8-K	10.1	7/21/2011
10.31&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc.		10-Q	10.1	11/2/2011
10.32&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011.		10-Q	10.2	11/2/2011
10.33†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.		10-Q	10.3	11/2/2011
10.34†	Employment Agreement by and between StarTek, Inc. and Lisa Weaver		8-K	10.1	11/3/2011
10.35†	Separation Agreement by and between StarTek, Inc. and David G. Durham		8-K	10.1	12/8/2011
10.36†*	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.
10.37&*	Credit and Security Agreement by and among StarTek, Inc. and StarTek USA, Inc. as Borrowers and Wells Fargo Bank, N.A., as Lender dated as of February 28, 2012.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm	.
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101^

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements tagged in block text.

*	Filed with this Form 10-K.
†	Management contract or compensatory plan or arrangement.
#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.
&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission
^	Furnished, not filed.