Form 10-Q
period 2012-03-31
STARTEK INC
filed 2012-05-11
CIK 1031029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 Par Value 15,268,135 shares as of April 15, 2012.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.  Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$50,859	$59,510
Cost of services	45,522	53,804
Gross profit	5,337	5,706
Selling, general and administrative expenses	8,325	7,999
Impairment and restructuring charges	3,086	—
Operating loss	(6,074)	(2,293)
Net interest and other income	103	18
Loss before income taxes	(5,971)	(2,275)
Income tax expense	(161)	(279)
Net loss	$(6,132)	$(2,554)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	$342	$233
Change in fair value of derivatives instruments, net of tax	$69	$(388)
Comprehensive loss	$(5,721)	$(2,709)

Net loss per share
Basic	$(0.40)	$(0.17)
Diluted	$(0.40)	$(0.17)

Weighted average shares outstanding
Basic	15,189	15,014
Diluted	15,189	15,014

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$10,471	$9,719
Trade accounts receivable, net	36,692	37,736
Income tax receivable	110	—
Deferred income tax assets	198	193
Derivative asset	—	106
Prepaid expenses	2,882	2,534
Assets held for sale	4,102	4,102
Current portion of note receivable	660	660
Other current assets	1,022	1,277
Total current assets	56,137	56,327

Property, plant and equipment, net	33,512	38,475
Long-term deferred income tax assets	3,245	3,355
Long-term note receivable, net of current portion	1,047	1,192
Other assets	2,134	2,084
Total assets	$96,075	$101,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,046	$7,385
Accrued liabilities:
Accrued payroll	7,010	7,036
Accrued compensated absences	3,432	3,441
Accrued restructuring costs	1,069	1,260
Other accrued liabilities	1,467	1,079
Derivative liability	400	616
Deferred revenue	558	671
Deferred income tax liabilities	1,363	1,363
Other current liabilities	582	634
Total current liabilities	23,927	23,485

Accrued restructuring charges	385	390
Deferred rent	2,491	2,756
Other liabilities	270	440
Total liabilities	27,073	27,071

Commitments and contingencies

Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,247,587 and 15,249,829 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	152	152
Additional paid-in capital	71,419	71,058
Accumulated other comprehensive income	1,913	1,502
Retained (deficit) earnings	(4,482)	1,650
Total stockholders’ equity	69,002	74,362
Total liabilities and stockholders’ equity	$96,075	$101,433

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	March 31,
	2012	2011
Operating Activities
Net loss	$(6,132)	$(2,554)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,810	3,986
Impairment of property, plant and equipment	3,086	—
Non-cash compensation cost	334	449
Deferred income taxes	155	(319)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,059	5,595
Prepaid expenses and other assets	(263)	205
Accounts payable	254	(2,780)
Income taxes, net	49	462
Accrued and other liabilities	(563)	(1,665)
Net cash provided by operating activities	1,789	3,379

Investing Activities
Proceeds from note receivable	165	165
Purchases of property, plant and equipment	(1,162)	(1,928)
Net cash used in investing activities	(997)	(1,763)

Financing Activities
Proceeds from issuance of common stock	27	160
Principal payments on capital lease obligations	(23)	(21)
Net cash provided by financing activities	4	139
Effect of exchange rate changes on cash	(44)	(115)
Net increase in cash and cash equivalents	752	1,640
Cash and cash equivalents at beginning of period	9,719	18,740
Cash and cash equivalents at end of period	$10,471	$20,380

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3	$11
Income taxes paid	$—	$49

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.  Operating results during the three months ended March 31, 2012, are not necessarily indicative of operating results that may be expected during any other interim period of 2012 or the year ending December 31, 2012.

Effective January 1, 2012, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Refer to Note 3, “Segment Information,” for further information. Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

The consolidated balance sheet as of December 31, 2011 was derived from audited financial statements at that date, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to 2011 information to conform to the 2012 presentation.  Refer to Note 2, “Reclassifications,” for further information.

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

Recently Adopted Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASUs”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using one continuous statement in the first quarter of 2012 for all periods presented.

2. RECLASSIFICATIONS

Effective January 1, 2012, we changed our method of allocating certain site human resource, recruiting and facilities costs, whereby these costs that are directly related to hiring, employment and maintenance at our facilities (other than corporate offices) were reclassified from selling, general and administrative expense to cost of services.

Historically, we recorded these human resource, recruiting and facilities personnel costs in selling, general and administrative expense as they were managed centrally from leadership positions at our corporate headquarters.  Those corporate positions have been eliminated and site human resource, recruiting and facility personnel now report to the site directors within each facility.  Given these reporting changes, we believe it is more appropriate to record these costs within cost of services as they are directly attributable to rendering our services at our facilities.  The costs are variable and unique to each facility such that if we exit a facility, the corresponding human resource, recruiting and facility costs would also be eliminated.

We have reclassified 2011 information to conform with this presentation in order to provide greater comparability to the users of our financial statements.  The reclassification by segment for the three months ended March 31, 2011 was as follows:

For the Three Months Ended March 31,
2011
Domestic	$1,335
Asia Pacific	273
Latin America	73
Total	$1,681

The effect of the reclassification on our 2011 information was as follows:

	For the Three Months Ended March 31, 2011
	As Reported	Reclassification	As Adjusted
Revenue	$59,510	$—	$59,510
Cost of services	52,123	1,681	53,804
Gross profit	7,387	(1,681)	5,706
Selling, general and administrative expenses	9,680	(1,681)	7,999
Net loss	(2,554)	—	(2,554)

The reclassification did not have any effect on our operating loss, net loss or basic and diluted loss per share for the period.  The reclassification also did not have any impact on our Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

3.  SEGMENT INFORMATION

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  During the quarter ended March 31, 2012, we revised our business segments in order to better align them with our strategic approach to the regions in which our services are rendered.  Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources.  We consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment.  As of March 31, 2012, our Domestic segment included the operations of six facilities in the U.S. and two facilities in Canada.  Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one in Honduras.

Prior period segment amounts throughout the Condensed Consolidated Financial Statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

We use gross profit as our measure of profit and loss for each business segment.  The accounting principles applied at the operating segment level in determining gross profit are the same as those applied at the consolidated financial statement level. Our chief operating decision maker evaluates performance and allocates resources based on net sales, gross profit and working capital in each of the reporting segments.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended March 31,
	2012	2011
Revenue:
Domestic	$27,351	$47,517
Asia Pacific	19,556	10,878
Latin America	3,952	1,115
Total	$50,859	$59,510

Gross profit:
Domestic	$844	$5,021
Asia Pacific	4,844	1,367
Latin America	(351)	(682)
Total	$5,337	$5,706

4.  NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(6,132)	$(2,554)

Weighted average shares of common stock	15,189	15,014
Dilutive effect of stock options	—	—
Common stock and common stock equivalents	15,189	15,014

Net loss per basic share	$(0.40)	$(0.17)
Net loss per diluted share	$(0.40)	$(0.17)

Net loss per diluted share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method.  Anti-dilutive securities totaling 1,875 and 2,073 in the three months ended March 31, 2012 and 2011, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

5.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three months ended March 31, 2012, we incurred $3,086 of impairment losses (all in our Domestic segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  The impairment losses related to long-lived assets in two facilities where we received customer notification of a ramp-down in business.  Future cash flows did not support the carrying value of the long-lived assets in these facilities, such as computer equipment, software, equipment and furniture and fixtures.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Condensed Consolidated Financial Statements.  During the three months ended March 31, 2011 we did not incur any impairment losses.

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell.  As of March 31, 2012, the fair value of the buildings and land less the costs to sell was $4,102.  These long-lived assets are presented as current assets held for sale on our Condensed Consolidated Balance Sheets.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year.  We evaluated the facilities during the first quarter of 2012 and determined these assets meet all the criteria for an asset held for sale.

Restructuring Charges

A summary of the activity under the restructuring plans as of March 31, 2012, and changes during the three months ended March 31, 2012, are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	Regina	Total
Balance as of January 1, 2012	$483	$63	$252	$852	$1,650
Expense	—	—	—	—	—
Payments, net of receipts for sublease	56	(14)	(34)	(224)	(216)
Foreign currency translation adjustment	—	—	—	20	20
Balance as of March 31, 2012	$539	$49	$218	$648	$1,454

During the year ended December 31, 2010, we entered into sublease agreements for our Thunder Bay, Ontario, Canada and Victoria, Texas facilities through the remainder of their respective lease terms.  We had assumed a sublease in our original estimated restructuring liabilities for Thunder Bay and Victoria and do not expect to incur material changes to the restructuring liabilities in future periods as a result of the subleases.  We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through the remainder of our lease term, or December 2014.  We expect completion of the Laramie, Wyoming, Grand Junction, Colorado and Regina, Saskatchewan restructuring plans no later than 2012 for all facilities; however, completion may be earlier or later depending on our ability to sublease the facilities, buy-out the lease or sell the facilities.  We have made certain assumptions related to our ability to sublease, sell or buy-out the lease on these facilities.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including restructuring charges that are measured at fair value in the Condensed Consolidated Financial Statements.  We expect to pay $7,212 in our Domestic segment in facility related costs over the term of the restructuring plans.  The cumulative amount paid as of March 31, 2012 for facility related costs related to the closures was $5,758 in our Domestic segment.

6.  PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended
	March 31,
	2012	2011
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T Inc. (“AT&T”)	38.2%	65.1%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	28.8%	16.3%

The loss of a principal client, a material reduction in the amount of business we receive from a principal client, renegotiation of price by a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries.  We experienced a material decline in revenue with AT&T during the three months ended March 31, 2012, compared to the three months ended March 31, 2011, however growth among our other clients has increased which has partially offset the decline with AT&T.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  Some of these contracts expire in 2012 and others in 2014.  The initial term of our master services agreement covering all AT&T work expired in January 2010, was extended to July 1, 2011 and was further extended to July 1, 2012.  On July 28, 2011, we entered into a new master services agreement (the “MSA”) with T-Mobile effective July 1, 2011 which covers all services that we provide to T-Mobile.  The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.  We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During the three months ended March 31, 2012 and 2011, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

In connection with the termination of our secured line of credit with UMB Bank, we liquidated all of our outstanding hedge positions with UMB Bank in the first quarter of 2012, and replaced them with new hedges with Wells Fargo Bank, which resulted in a gain of approximately $233 during the first quarter of 2012.  During the three months ended March 31, 2012, we entered into forward contracts with respect to the Canadian dollar for a notional amount of 11,800 Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada and we entered into non-deliverable forward contracts with respect to the Philippine peso for a notional amount of 1,076,660 Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of March 31, 2012, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or Honduran lempira relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of March 31, 2012:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	10,080
Foreign exchange contracts	Philippine peso	910,260

The Canadian dollar foreign exchange contracts are to be delivered periodically through December 2012 at a purchase price of approximately $10,202, and the Philippine peso foreign exchange contracts are to be delivered periodically through December 2012 at a purchase price of approximately $21,433.  We expect unrealized gains and losses reported in AOCI will be reclassified to earnings during the next twelve months.  The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2012.  Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012	December 31, 2011
Derivative assets:
Foreign exchange contracts	$—	$106
Derivative liabilities:
Foreign exchange contracts	$400	$616

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012		March 31, 2011
	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain (Loss) Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(50)	$119	$(1,092)	$704	Cost of services

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

Restructuring Charges

As described in Note 5, “Impairment Losses and Restructuring Charges,” during the years ended December 31, 2011 and 2010, we closed several facilities.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We have assumed that we can sublease our facility in Grand Junction for a portion of the remaining lease term and sell our facility in Laramie, Wyoming based on our knowledge of the respective marketplaces, as well as our historical ability to sublease our facilities in other locations in which we operate.  In the future, if we sublease for periods that differ from our assumption or if an actual buy-out of a lease differs from our estimate, we may be required to record a gain or loss in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

As described in Note 5, “Impairment Losses and Restructuring Charges,” during the quarter ended March 31, 2012, we recorded impairment losses in our Domestic segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable based upon our estimated future cash flows.  We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  The fair value of these long-lived assets after the impairment charges were $66.  Given that the impairment losses were valued using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

In 2010, we committed to a plan to sell the buildings and land at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $4,102 at March 31, 2012.  The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$400	$—	$400
Total fair value of liabilities measured on a recurring basis	$—	$400	$—	$400

	Assets Measured at Fair Value
	on a Recurring Basis as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$626	$—	$626
Total fair value of assets measured on a recurring basis	$—	$626	$—	$626

Liabilities:
Foreign exchange contracts	$—	$27	$—	$27
Total fair value of liabilities measured on a recurring basis	$—	$27	$—	$27

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,102	$4,102
Property, plant and equipment, net	—	—	66	66
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,168	$4,168

Liabilities:
Accrued restructuring costs	$—	$—	$5,875	$5,875
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$5,875	$5,875

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis During the Three Months Ended March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$5,103	$5,103
Property, plant and equipment, net	—	—	—	—
Total fair value of assets measured on a non-recurring basis	$—	$—	$5,103	$5,103

Liabilities:
Accrued restructuring costs	$—	$—	$2,760	$2,760
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$2,760	$2,760

9.  DEBT

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank.  The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement.  As of March 31, 2012, we had $9,650 available for borrowings under the credit facility.

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

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended March 31,
	2012	2011
Accumulated foreign currency translation adjustments:
Beginning balance	$2,385	$2,547
Translation adjustments	346	233
Taxes associated with translation adjustments	(4)	—
Ending balance	$2,727	$2,780
Accumulated unrealized derivative gains (losses):
Beginning balance	$(883)	$615
Gain reclassified to earnings	119	704
Taxes associated with gain on derivatives	(41)	—
Change in fair value of cash flow hedges	(9)	(1,092)
Ending balance	$(814)	$227

11.  SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan.  Refer to Note 10, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information on our share-based compensation arrangements.  The compensation cost that has been charged against income related to share-based compensation for the three months ended March 31, 2012 and 2011 was $334 and $449, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations.  As of March 31, 2012, there was $1,419 of total unrecognized compensation cost related to non-vested stock options and $95 related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.6 years and 1.3 years for the stock options and restricted stock awards, respectively.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2011, we recorded a valuation allowance against our U.S. net deferred tax assets in the second quarter of 2010.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Unless otherwise noted in this report, any description of “us” or “we” refers to StarTek, Inc. and our subsidiaries.  Financial information in this report is presented in U.S. dollars.

BUSINESS DESCRIPTION AND OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with over 9,000 employees, whom we refer to as Brand Warriors, who have been committed to making a positive impact on our clients’ business results for 25 years.  Our company mission is to enable and empower our Brand Warriors to fight for our clients’ brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives, resulting in a trusted partnership.  The StarTek Advantage system is the sum total of our culture, customized solutions and processes that enhance our clients’ customers’ experience.  The StarTek Advantage system is focused on improving customer experience and reducing total cost of ownership for our clients.  StarTek has demonstrated proven results for the multiple services we provide including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities including voice, chat, email, IVR and back-office support.  StarTek has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through our StarTek@Home workforce.

We seek to become a valuable partner by helping our clients effectively handle their customers throughout the customer lifecycle. Through this effort we will return value to our stakeholders. Our approach is to develop relationships with our clients that are collaborative in nature where we are focused, flexible and responsive to their business needs.  In addition we offer creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a customer experience which requires little effort to our client’s customers. To become a leader in the market, our strategy is to:

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

During the quarter ended March 31, 2012, we revised our business segments in order to better align them with our strategic approach to the regions in which our services are rendered.  Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources.  We consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment.  As of March 31, 2012, our Domestic segment included the operations of six facilities in the U.S. and two facilities in Canada.  Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one in Honduras.

In 2010, 2011 and thus far in 2012, we received lower call volumes in our Domestic facilities, which adversely affected our results.  Partially offsetting lower call volumes in North America has been strong demand for our offshore call center services, primarily in our Asia Pacific segment.  We have observed that our customers are decreasing the number of agents handling calls by leveraging call disposition technology and there continues to be a shift toward outsourced and offshore providers.  While the increased use of call disposition technology has somewhat adversely impacted our 2012 financial results, the shift toward outsourced and offshore providers has positively impacted our business due to our expanded presence in the Philippines, Costa Rica and Honduras.  Part of our strategy, as noted above, is to further expand our geographic footprint offshore and near-shore to capitalize on this trend and to diversify geographic risk.  We also believe our customers and potential customers are seeking front and back-office business processes to increase operating efficiencies in order to enhance their customer experience.  We believe we are positioned to benefit from this trend as we have developed a comprehensive suite of services which includes front and back-office offerings for our customers.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2012

Wells Fargo Credit Facility

In February 2012, we terminated our $7.5 million secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank.  The credit agreement is effective through February 2015 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation and $10 million, and so long as no default has occurred, we may increase the maximum availability to $20 million in $2.5 million increments.

Collinsville, Virginia

In February, 2012, we closed our facility in Collinsville, Virginia as a result of a customer notification, which we had announced in June 2011.  Since the announcement of this closure, we were under a month-to-month lease arrangement and did not incur material impairment and restructuring charges associated with this closure.  The closure resulted in approximately $5.1 million less revenue during the first quarter of 2012, compared to the first quarter of 2011, and decreased gross profit by approximately $1.0 million, compared to the first quarter of 2011.

Jonesboro, Arkansas and Decatur, Illinois

In February 2012, we received written customer notification that they would be reducing business in our Jonesboro, Arkansas and Decatur, Illinois facilities.  The reductions resulted in approximately $2.6 million less revenue during the first quarter of 2012, compared to the first quarter of 2011, and decreased gross profit by $1.3 million, compared to the first quarter of 2011.  We incurred approximately $3.1 million in impairment losses related to these two facilities as the carrying values of the long-lived assets were not recoverable by future cash flows.  We are actively marketing this capacity to other current and potential clients.  However, if we are not successful in doing so, we may decide to close one or both of these facilities.  In that event, we expect to incur restructuring charges of approximately $1.2 million to $1.6 million.

Enid, Oklahoma

In March 2012, we consolidated the business that was being served in our Enid, Oklahoma facility into another U.S. facility.  We did not incur impairment and restructuring charges during the first quarter of 2012 due to this closure.  We are actively marketing this capacity to other current and potential clients.  However, if we are not successful in doing so, we may decide to close the facility.  In that event, we would not expect to incur material impairment and restructuring charges.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

Effective January 1, 2012, we changed our method of allocating certain site human resource, recruiting and facilities costs, whereby these costs that are directly related to hiring, employment and maintenance at our facilities (not our corporate offices) are now recorded in cost of services rather than selling, general and administrative expenses.  We have reclassified 2011 information to conform with this presentation and the effect of the reclassification for the three months ended March 31, 2011 was a $1.7 million increase to cost of services and a corresponding decrease to selling, general and administrative expenses ($1.3 million Domestic segment, $0.3 million Asia Pacific segment and $0.1 million Latin America segment).

The following table presents selected items from our Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended March 31, 2012	% of Revenue	Three Months Ended March 31, 2011	% of Revenue	% Change Q1 2010 to Q1 2011
Revenue	$50,859	100.0%	$59,510	100.0%	-14.5%
Cost of services	45,522	89.5%	53,804	90.4%	-15.4%
Gross profit	5,337	10.5%	5,706	9.6%	-6.5%
Selling, general and administrative expenses	8,325	16.4%	7,999	13.4%	4.1%
Impairment losses and restructuring charges	3,086	6.1%	—	0.0%	100.0%
Operating loss	(6,074)	-12.0%	(2,293)	-3.8%	NM
Net interest and other income	103	0.2%	18	0.0%	NM
Loss before income taxes	(5,971)	-11.8%	(2,275)	-3.8%	NM
Income tax expense	(161)	0.0%	(279)	-0.5%	NM
Net loss	$(6,132)	-12.1%	$(2,554)	-4.3%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2012		2011
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$27,351	53.8%	$47,517	79.8%
Cost of services	26,507	58.2%	42,496	79.0%
Gross profit	$844	15.8%	$5,021	88.0%
Gross profit %	3.1%		10.6%

Asia Pacific:
Revenue	$19,556	38.5%	$10,878	18.3%
Cost of services	14,712	32.3%	9,511	17.7%
Gross profit	$4,844	90.8%	$1,367	24.0%
Gross profit %	24.8%		12.6%

Latin America:
Revenue	$3,952	7.8%	$1,115	1.9%
Cost of services	4,303	9.5%	1,797	3.3%
Gross loss	$(351)	-6.6%	$(682)	-12.0%
Gross loss %	-8.9%		-61.2%

Total:
Revenue	$50,859	100.0%	$59,510	100.0%
Cost of services	45,522	100.0%	53,804	100.0%
Gross profit	$5,337	100.0%	$5,706	100.0%
Gross profit %	10.5%		9.6%

Revenue

Revenue decreased by $8.7 million, or 14.5%, from $59.5 million in the first quarter of 2011 to $50.9 million in the first quarter of 2012.  The decrease was driven by a $20.2 million decline in revenue in our Domestic segment. Of that decrease, $8.7 million is attributable to three site closures that occurred over the past year in Alexandria, Virginia, Collinsville, Virginia and Kingston, Ontario.  In addition, the downsizing of our facility in Cornwall, Ontario during 2011 resulted in approximately $3.6 million less revenue in the first quarter of 2012, compared to the first quarter of 2011.  The ramp-down of business in our Decatur, Illinois and Jonesboro, Arkansas facilities resulted in $2.6 million less revenue in the first quarter of 2012, compared to the first quarter of 2011.  The remaining $5.3 million decrease in revenue from our Domestic segment was due to volume declines from our largest client.  Revenue in our Asia Pacific segment increased by $8.7 million in the first quarter of 2012, compared to the first quarter of 2011.  The increase was due primarily to the continued ramp of new business in our site in Ortigas, Philippines which opened in April 2010.  In addition, our Makati, Philippines facility experienced new business which improved utilization and our total number of Asia Pacific full-time equivalent agents increased by approximately 89.6% in the first quarter of 2012, compared to the first quarter of 2011.  Revenue in our Latin America segment increased by $2.8 million in the first quarter of 2012, compared to the first quarter of 2011.  The revenue increase was due to new business in our Honduras location which opened in the fall of 2011, and the ramp-up of additional business in our Costa Rica facility whereby full-time equivalent agents (“FTE”) increased by 101.5% in the first quarter of 2012, compared to the first quarter of 2011.  Our client base was more diversified during the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, as the growth in Asia Pacific and Latin America was fueled by higher call volumes from two clients, offset by lower call volumes domestically from our largest client.

Cost of Services and Gross Profit

Cost of services declined $8.3 million, or 15.4%, from $53.8 million in the first quarter of 2011 to $45.5 million in the first quarter of 2012.  Gross profit as a percentage of revenue, increased from 9.6% in the first quarter of 2011 to 10.5% in the first quarter of 2012.  Domestic cost of services decreased by approximately $20.2 million due primarily to a $17.9 million decline related to the site closures and ramp-downs mentioned above.  Domestic gross profit as a percentage of revenue decreased from 10.6% in the first quarter of 2011 to 3.1% in the first quarter of 2012 due to the site closures and ramp-downs.  Cost of services in the Asia Pacific segment increased by approximately $5.2 million, or 55%.  The increase was due to higher cost of services in our Makati and Ortigas facilities, compared to the first quarter of 2011, due to new business launches in those facilities.  Asia Pacific gross profit as a percentage of revenue increased from 12.6% in the first quarter of 2011 to 24.8% in the first quarter of 2012.  The improvement was due to the higher utilization from the greater number of FTEs serving new business launched over the past year.  Cost of services in Latin America increased by approximately $2.5 million, or 139%.  The increase was primarily due to the opening of a new facility in Honduras in 2011, as well as an increase in FTE in Costa Rica resulting from new business launches.  Latin America gross profit as a percentage of revenue increased from (61.2)% to (8.9%) due to the higher FTEs and increased utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million, or 4.1%, from $8.0 million in the first quarter of 2011 to $8.3 million in the first quarter of 2012.  The increase in selling, general and administrative expenses was primarily due to an increase in bonus expense of $0.5 million, partially offset by $0.1 million of stock compensation expense and $0.1 million of personnel expense.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $3.1 million and $0 for the three months ended March 31, 2012 and 2011, respectively.  The $3.1 million of impairment losses and restructuring charges in the first quarter of 2012 was due to impairment losses in our Domestic segment related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets in our Decatur, Illinois and Jonesboro, Arkansas facilities.

Operating Loss

We reported an operating loss of $6.1 million in the first quarter of 2012 and $2.3 million in the first quarter of 2011.  Operating loss as a percentage of revenue was (11.9%) for the first quarter of 2012 compared to (3.9%) for the first quarter of 2011.  The greater loss was due to lower gross profit, higher selling, general and administrative expenses and greater impairment losses in 2012.

Income Tax

Income tax expense for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively. The income tax expense primarily related to taxable income from our Canadian operations because we have a full valuation allowance recorded on our U.S. deferred tax assets and we have tax holidays in the Philippines, Costa Rica and Honduras.  The decrease in income tax expense during 2012 was due to lower taxable income in Canada.

Net Loss

Net loss was $6.1 million for the first quarter of 2012 and $2.6 million for the first quarter of 2011.  The greater net loss was due to lower gross profit, higher selling, general and administrative expenses and greater impairment losses in 2012, partially offset by lower income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, working capital totaled $32.2 million and our current ratio was 2.35:1, compared to working capital at December 31, 2011, of $32.8 million and a current ratio of 2.40:1.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings and investments in our facilities.  During the three months ended March 31, 2012 and 2011, we did not draw on our credit facility.  Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012 and replaced it with a secured revolving credit facility with Wells Fargo Bank.  The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount that we may borrow under the Credit Agreement is subject to a borrowing base calculation, and has an initial availability of $10 million, with the flexibility to borrow up to $20 million at our option.  Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  We granted Wells Fargo a security interest in all of our cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  As of March 31, 2012, there was no balance outstanding on our credit facility and we were in compliance with our covenants.

We believe that the borrowing capacity under the secured line of credit with Wells Fargo Bank, together with cash on hand and anticipated cash flow from operations, will be adequate to meet our working capital and capital expenditure requirements for the next year.  Any of the factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 could adversely affect our business and our liquidity position.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,789	$3,379
Investing activities	(997)	(1,763)
Financing activities	4	139
Effect of foreign exchange rates on cash	(44)	(115)
Net increase in cash and cash equivalents	$752	$1,640

Our balance of cash and cash equivalents was $10.5 million at March 31, 2012, compared to a balance of $9.7 million at December 31, 2011.

Operating Activities.  Net cash provided by operating activities decreased $1.6 million from $3.4 million for the three months ended March 31, 2011 to $1.8 million for the three months ended March 31, 2012.  The decline in cash provided by operating activities was driven by a $4.5 million decrease in accounts receivable collections in the first quarter of 2012 compared to the first quarter of 2011.  The decrease was partially offset by an increase in cash provided by operating activities due to a decrease in accounts payable payments in the first quarter of 2012, compared to the first quarter of 2011, due to lower capital expenditures and timing of payments.

Investing Activities.  Net cash used in investing activities was $1.0 million in the first three months of 2012, compared to $1.8 million in the first three months of 2011.  The decrease was due to a decrease of $0.8 million in purchases of property, plant and equipment as management reduced our amount of new capital spend during 2012.

Financing Activities.  Net cash provided by financing activities decreased by approximately $0.1 million in the first three months of 2012, compared to the first three months of 2011.  The decrease was due to a lower amount of stock issuances in 2012 from stock option exercises.

Contractual Obligations.  Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.  We currently have a $10 million secured credit facility, which can grow to $20 million, with Wells Fargo Bank, N.A. which we use to finance regular, short-term operating expenses.  The credit facility expires on February 28, 2015.  During the three months ended March 31, 2012, we did not draw on our credit facility.  There was no balance outstanding on the line of credit as of March 31, 2012. As of March 31, 2012, we were in compliance with our covenants.

During the three months ended March 31, 2012, there were no other material changes in our contractual obligations.  For a complete discussion of our contractual obligations as of December 31, 2011, see Item 7. “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our business currently has a high concentration of a few principal clients.  The loss of a principal client and/or changes in timing or termination of a principal client’s product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition.  These client relationships are further discussed in Note 5, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q.  To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of March 31, 2012.  Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding these risks.

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

Our critical accounting policies and estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.  Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011, for a complete description of our Critical Accounting Policies and Estimates.

Recently Adopted Accounting Pronouncements

In 2011, the FASB issued two ASUs, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using one continuous statement in the first quarter of 2012 for all periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates.  This information should be read in conjunction with the information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to the interim Unaudited Condensed Consolidated Financial Statements, accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations.  Cash and cash equivalents are not restricted.  We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates.  Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents.  We currently have a $10 million secured credit facility, which can grow to $20 million.  The interest rate on our credit facility is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates.  We did not draw on our line of credit during the three months ended March 31, 2012, and as of March 31, 2012, there was no amount outstanding on the line of credit.  If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominate in U.S. dollars.  In connection with the termination of our secured line of credit with UMB Bank, we liquidated all of our outstanding hedge positions with UMB Bank in the first quarter of 2012, and replaced them with new hedges with Wells Fargo Bank, which resulted in a gain of approximately $0.2 million during the first quarter of 2012.  During the three months ended March 31, 2012, we entered into forward contracts with respect to the Canadian dollar for a notional amount of 11.8 million Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada and we entered into non-deliverable forward contracts with respect to the Philippine peso for a notional amount of 1.7 billion Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of March 31, 2012, we have not entered into any arrangements to hedge the Costa Rican colon or Honduran lempira relative to the U.S. dollar.  As of March 31, 2012, we had contracted to purchase 10.1 million Canadian dollars to be delivered periodically through December 2012 at a purchase price of approximately $10.2 million and we had contracted to purchase 910 million Philippine pesos to be delivered periodically through December 2012 at a purchase price of approximately $21.4 million.

During the three months ended March 31, 2012, there were no other material changes in our market risk exposure.  For a complete discussion of our market risks associated with foreign currency and interest rate risks as of December 31, 2011, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Also, refer to Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding these risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

An Index of Exhibits follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

(REGISTRANT)

By:	/s/CHAD A. CARLSON	Date: May 11, 2012
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LISA A. WEAVER	Date: May 11, 2012
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

101#

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements tagged in block text.

*	Filed with this Form 10-Q.

#	Furnished, not filed.