Form 10-K/A
period 2011-12-31
STARTEK INC
filed 2012-05-31
CIK 1031029

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) is filed for the sole purpose of correcting a typographical error in the Properties table included under Item 2 of Part I that appeared in the Annual Report on Form 10-K for the year ended December 31, 2011 that was filed by StarTek, Inc. with the Securities and Exchange Commission on March 9, 2012 (the “Original Filing”).  The reference in the Properties table to footnote (g) was inadvertently included at the end of the row for the 35,000 square foot property located in Greeley, Colorado when it should have been included at the end of the row for the 88,000 square foot property located in Greeley, Colorado.  This correction is reflected in the Properties table included in this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

Part I

ITEM 2.  PROPERTIES

As of December 31, 2011, we owned or leased the following facilities, containing in the aggregate approximately 1.1 million square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned (c)
Grand Junction, Colorado	1999	46,350	Leased
Greeley, Colorado	1999	88,000	Company Owned (g)
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased (h)
Decatur, Illinois	2003	37,500	Leased
Lynchburg, Virginia	2004	38,600	Leased
Collinsville, Virginia	2004	49,250	Leased (f)
Denver, Colorado	2004	23,000	Leased (a)
Victoria, Texas	2008	54,100	Leased (d)
Mansfield, Ohio	2008	31,000	Leased
Jonesboro, Arkansas	2008	65,400	Leased
Canadian Facilities
Kingston, Ontario	2001	49,000	Company Owned
Cornwall, Ontario	2001	22,100	Leased
Regina, Saskatchewan	2003	62,000	Leased (b)
Thunder Bay, Ontario	2006	33,000	Leased (e)
Philippine Facilities
Makati City, Philippines	2008	78,000	Leased
Ortigas, Philippines	2010	159,000	Leased
Costa Rica Facility
Heredia, Costa Rica	2010	37,000	Leased
Honduras Facility
San Pedro Sula, Honduras	2011	39,100	Leased

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

STARTEK, INC.
(REGISTRANT)

By:	/s/ CHAD A. CARLSON	Date: May 31, 2012
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LISA A. WEAVER	Date: May 31, 2012
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

*      Filed with this Form 10-K.