Form 10-Q
period 2012-06-30
STARTEK INC
filed 2012-08-07
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-12793

_______________

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

8200 E. Maplewood Drive, Suite 100
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip code)

(303) 399-2400

(Registrant's telephone number, including area code)

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

Common Stock, $0.01 Par Value 15,303,048 shares as of July 31, 2012.

STARTEK, INC. AND SUBSIDIARIES

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

•	certain statements, including possible or assumed future results of operations, in "Management's Discussion and Analysis of Financial Condition and Results of Operations”;
•	any statements contained herein regarding the prospects for our business or any of our services;
•	any statements preceded by, followed by or that include the words “may”, “will”, “should”, “seeks”, “believes”, “expects,” “anticipates,” “intends,” ”continue,” ”estimate,” “plans,” “future,” “targets,” “predicts,” “budgeted,” “projections”, “outlooks”, “attempts”, “is scheduled”, or similar expressions; and
•	other statements contained herein regarding matters that are not historical facts.

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$44,421	$57,139	$95,280	$116,649
Cost of services	41,150	52,652	86,672	106,455
Gross profit	3,271	4,487	8,608	10,194
Selling, general and administrative expenses	7,329	11,380	15,653	19,380
Impairment and restructuring charges	467	3,272	3,553	3,272
Operating loss	(4,525)	(10,165)	(10,598)	(12,458)
Net interest and other income	84	(12)	187	6
Loss before income taxes	(4,441)	(10,177)	(10,411)	(12,452)
Income tax benefit	163	525	2	246
Net loss	$(4,278)	$(9,652)	$(10,409)	$(12,206)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	$6	$176	$348	$409
Change in fair value of derivatives instruments	$832	$(571)	$901	$(959)
Comprehensive loss	$(3,440)	$(10,047)	$(9,160)	$(12,756)

Net loss per share
Basic	$(0.28)	$(0.64)	$(0.68)	$(0.81)
Diluted	$(0.28)	$(0.64)	$(0.68)	$(0.81)

Weighted average shares outstanding
Basic	15,239	15,072	15,214	15,043
Diluted	15,239	15,072	15,214	15,043

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,368	$9,719
Trade accounts receivable, net	31,984	37,736
Income tax receivable	293	—
Deferred income tax assets	195	193
Derivative asset	798	106
Prepaid expenses	2,569	2,534
Assets held for sale	4,969	4,102
Current portion of note receivable	660	660
Other current assets	1,010	1,277
Total current assets	53,846	56,327

Property, plant and equipment, net	30,626	38,475
Long-term deferred income tax assets	3,095	3,355
Long-term note receivable, net of current portion	851	1,192
Other assets	2,173	2,084
Total assets	$90,591	$101,433

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,844	$7,385
Accrued liabilities:
Accrued payroll	6,847	7,036
Accrued compensated absences	3,324	3,441
Accrued restructuring costs	1,023	1,260
Other accrued liabilities	910	1,079
Derivative liability	147	616
Deferred revenue	565	671
Deferred income tax liabilities	1,363	1,363
Other current liabilities	800	634
Total current liabilities	21,823	23,485

Accrued restructuring charges	285	390
Deferred rent	2,413	2,756
Other liabilities	118	440
Total liabilities	24,639	27,071

Commitments and contingencies

Stockholders' equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,303,048 and 15,249,829 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	153	152
Additional paid-in capital	71,807	71,058
Accumulated other comprehensive income	2,751	1,502
Retained (deficit) earnings	(8,759)	1,650
Total stockholders' equity	65,952	74,362
Total liabilities and stockholders' equity	$90,591	$101,433

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	For the six months ended June 30,
	2012	2011
Operating Activities
Net loss	$(10,409)	$(12,206)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	7,060	8,047
Impairment of property, plant and equipment	3,086	1,026
Non-cash compensation cost	696	870
Deferred income taxes	275	(253)
Other, net	180	(32)
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,748	6,400
Prepaid expenses and other assets	91	(1,144)
Accounts payable	(1,788)	405
Income taxes, net	68	(471)
Accrued and other liabilities	(1,744)	2,141
Net cash provided by operating activities	3,263	4,783

Investing Activities
Proceeds from note receivable	330	330
Purchases of property, plant and equipment	(1,617)	(4,178)
Net cash used in investing activities	(1,287)	(3,848)

Financing Activities
Proceeds from stock option exercises	1	—
Proceeds from line of credit	10,760	—
Principal payments on line of credit	(10,760)	—
Proceeds from issuance of common stock	53	171
Principal payments on capital lease obligations	(48)	(43)
Net cash provided by financing activities	6	128

Effect of exchange rate changes on cash	(333)	348
Net increase in cash and cash equivalents	1,649	1,411
Cash and cash equivalents at beginning of period	9,719	18,740
Cash and cash equivalents at end of period	$11,368	$20,151

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$30	$21
Income taxes paid	$—	$370

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three and six months ended June 30, 2012, are not necessarily indicative of operating results that may be expected during any other interim period of 2012 or the year ending December 31, 2012.

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

Recently Adopted Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASUs”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using one continuous statement in the first half of 2012 for all periods presented.

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

We have reclassified 2011 information to conform with this presentation in order to provide greater comparability to the users of our financial statements. The reclassification by segment for the three and six months ended June 30, 2011 was as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2011
Domestic	$1,386	$2,720
Asia Pacific	344	617
Latin America	86	159
Total	$1,816	$3,496

The effect of the reclassification on our 2011 information was as follows:

	For the Three Months Ended June 30, 2011
	As Reported	Reclassification	As Adjusted
Revenue	$57,139	$—	$57,139
Cost of services	50,836	1,816	52,652
Gross profit	6,303	(1,816)	4,487
Selling, general and administrative expenses	13,196	(1,816)	11,380
Impairment and restructuring charges	3,272	—	3,272
Net loss	(9,652)	—	(9,652)

	For the Six Months Ended June 30, 2011
	As Reported	Reclassification	As Adjusted
Revenue	$116,649	$—	$116,649
Cost of services	102,959	3,496	106,455
Gross profit	13,690	(3,496)	10,194
Selling, general and administrative expenses	22,876	(3,496)	19,380
Impairment and restructuring charges	3,272	—	3,272
Net loss	(12,206)	—	(12,206)

The reclassification did not have any effect on our operating loss, net loss or basic and diluted loss per share for the period. The reclassification also did not have any impact on our Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

3. SEGMENT INFORMATION

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  During the quarter ended March 31, 2012, we revised our business segments in order to better align them with our strategic approach to the regions in which our services are rendered. Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. We consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of June 30, 2012, our Domestic segment included the operations of five facilities in the U.S. and two facilities in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

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

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Domestic	$21,609	$43,139	$48,960	$90,649
Asia Pacific	18,709	12,100	38,265	23,000
Latin America	4,103	1,900	8,055	3,000
Total	$44,421	$57,139	$95,280	$116,649

Gross profit:
Domestic	$423	$3,896	$1,267	$8,919
Asia Pacific	3,179	965	8,023	2,330
Latin America	(331)	(374)	(682)	(1,055)
Total	$3,271	$4,487	$8,608	$10,194

4. NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(4,278)	$(9,652)	$(10,409)	$(12,206)

Weighted average shares of common stock	15,239	15,072	15,214	15,043
Dilutive effect of stock options	—	—	—	—
Common stock and common stock equivalents	15,239	15,072	15,214	15,043

Net loss per basic share	$(0.28)	$(0.64)	$(0.68)	$(0.81)
Net loss per diluted share	$(0.28)	$(0.64)	$(0.68)	$(0.81)

Net loss per diluted share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 2,268 for the three and six months ended June 30, 2012 and 2,520 for the three and six months ended June 30, 2011, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

5. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and six months ended June 30, 2012, we incurred $0 and $3,086, respectively, of impairment losses (all in our Domestic segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable. The impairment losses related to long-lived assets in two facilities where we received customer notification of a ramp-down in business. Future cash flows did not support the carrying value of the long-lived assets in these facilities, such as computer equipment, software, equipment and furniture and fixtures. Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Condensed Consolidated Financial Statements. During the three and six months ended June 30, 2011 we incurred approximately $1,026 of impairment losses (all in our Domestic segment).

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado. We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell. In 2012, we committed to sell the facility in Enid, Oklahoma. As of June 30, 2012, the fair value of the buildings and land less the costs to sell was $4,969. These long-lived assets are presented as current assets held for sale on our Condensed Consolidated Balance Sheets.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. We evaluated the facilities during the second quarter of 2012 and determined these assets meet all the criteria for an asset held for sale.

Restructuring Charges

A summary of the activity under the restructuring plans as of June 30, 2012, and changes during the three and six months ended June 30, 2012, are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	Regina	Decatur	Total
Balance as of January 1, 2012	$483	$63	$252	$852	$—	$1,650
Expense	—	—	3	—	464	467
Payments, net of receipts for sublease	42	(38)	(85)	(552)	(193)	(826)
Foreign currency translation adjustment	—	—	—	17	—	17
Balance as of June 30, 2012	$525	$25	$170	$317	$271	$1,308

During the year ended December 31, 2010, we entered into sublease agreements for our Thunder Bay, Ontario, Canada and Victoria, Texas facilities through the remainder of their respective lease terms. We had assumed a sublease in our original estimated restructuring liabilities for Thunder Bay and Victoria and do not expect to incur material changes to the restructuring liabilities in future periods as a result of the subleases. We have recorded an accrual for certain property taxes still owed in Victoria, which we expect to pay through the remainder of our lease term, or December 2014. We expect completion of the Laramie, Wyoming, Grand Junction, Colorado and Regina, Saskatchewan restructuring plans no later than 2012 for all facilities; however, completion may be earlier or later depending on our ability to sublease the facilities, buy-out the lease or sell the facilities. We have made certain assumptions related to our ability to sublease, sell or buy-out the lease on these facilities. Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including restructuring charges that are measured at fair value in the Condensed Consolidated Financial Statements. We expect to pay $7,675 in our Domestic segment in facility related costs over the term of the restructuring plans. The cumulative amount paid as of June 30, 2012 for facility related costs related to the closures was $6,366 in our Domestic segment.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T Inc. ("AT&T")	33.2%	63.0%	35.9%	64.1%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	31.7%	17.3%	30.1%	16.8%

The loss of a principal client, a material reduction in the amount of business we receive from a principal client, renegotiation of price by a principal client, or the loss, delay or termination of a principal client’s product launch or service offering would adversely affect our business, revenue and operating results. We may not be able to retain our principal clients or, if we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by the lost clients. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients’ industries. We experienced a material decline in revenue with AT&T during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, however growth among our other clients has partially offset the decline with AT&T.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire over the course of 2013 through 2015.  The initial term of our master services agreement covering all AT&T work expired in January 2010, and has been extended annually with the latest extension through October 31, 2012.   On July 28, 2011, we entered into a new master services agreement (the “MSA”) with T-Mobile effective July 1, 2011 which covers all services that we provide to T-Mobile. The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

7. DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. We operate in Canada, the Philippines, Costa Rica and Honduras. The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues paid to us in U.S. dollars. In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended June 30, 2012 and 2011, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Operations for hedge ineffectiveness.

During the three and six months ended June 30, 2012, we entered into deliverable forward contracts with respect to the Canadian dollar for a notional amount of 0 and 11,800, respectively. The Company entered into foreign currency option contracts for the Canadian dollar during the three months ended June 30, 2012. The notional principal of foreign currency option contracts to purchase U.S. dollars with foreign currencies was $8,764 at June 30, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies were $9,180 at June 30, 2012. The Company uses both types of contracts with Canadian dollars to hedge our foreign currency risk with respect to labor costs in Canada. We entered into non-deliverable forward contracts with respect to the Philippine peso for a notional amount of 975,500 and 2,052,160, respectively, Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines. As of June 30, 2012, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or Honduran lempira relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of June 30, 2012:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	13,860
Foreign exchange contracts	Philippine peso	1,380,120

We expect unrealized gains and losses reported in AOCI will be reclassified to earnings during the next twelve months. The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2012. Refer to Note 8, “Fair Value Measurements,” of this Form 10-Q, for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements.

The following table shows our derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011
Derivative assets:
Foreign exchange contracts	$798	$106

Derivative liabilities:
Foreign exchange contracts	$147	$616

The following table shows the effect of our derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012		June 30, 2011
	Loss Recognized in AOCI, net of tax	Loss Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain (Loss) Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(870)	$(38)	$(1,165)	$594	Cost of services

	Six Months Ended
	June 30, 2012		June 30, 2011
	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Loss Recognized in AOCI, net of tax	Gain Reclassified from AOCI into Income	Location of Gain (Loss) Reclassified from AOCI into Income
Cash flow hedges:
Foreign exchange contracts	$(819)	$81	$(2,257)	$1,298	Cost of services

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

Long-Lived Assets

As described in Note 5, “Impairment Losses and Restructuring Charges,” during the quarter ended June 30, 2012, we recorded impairment losses in our Domestic segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable based upon our estimated future cash flows. We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets. In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location. These estimates are consistent with our internal projections and external communications and public disclosures. The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets. The fair value of these long-lived assets after the impairment charges were $66. Given that the impairment losses were valued using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

In 2010, we committed to a plan to sell the buildings and land at our closed facilities in Laramie, Wyoming and Greeley, Colorado, as well as in 2012, we committed to sell the facilities in Enid, Oklahoma. We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $4,969 at June 30, 2012. The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets. As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value
	on a Recurring Basis as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$-	$798	$-	$798
Total fair value of assets measured on a recurring basis	$-	$798	$-	$798

Liabilities:
Foreign exchange contracts	$-	$147	$-	$147
Total fair value of liabilities measured on a recurring basis	$-	$147	$-	$147

	Assets Measured at Fair Value
	on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$-	$106	$-	$106
Total fair value of assets measured on a recurring basis	$-	$106	$-	$106

Liabilities:
Foreign exchange contracts	$-	$616	$-	$616
Total fair value of liabilities measured on a recurring basis	$-	$616	$-	$616

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$4,969	$4,969
Property, plant and equipment, net	-	-	66	66
Total fair value of assets measured on a non-recurring basis	$-	$-	$5,035	$5,035

Liabilities:
Accrued restructuring costs	$-	$-	$1,308	$1,308
Total fair value of liabilities measured on a non-recurring basis	$-	$-	$1,308	$1,308

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$4,102	$4,102
Property, plant and equipment, net	-	-	1,606	1,606
Total fair value of assets measured on a non-recurring basis	$-	$-	$5,708	$5,708

Liabilities:
Accrued restructuring costs	$-	$-	$5,875	$5,875
Total fair value of liabilities measured on a non-recurring basis	$-	$-	$5,875	$5,875

9. DEBT

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement. As of June 30, 2012, we had $9,349 available for borrowings under the credit facility.

Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  Until the first monthly report of the fixed charge coverage ratio, the interest rate will be the daily three-month LIBOR index plus 3.00%.  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.0% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement. We granted Wells Fargo a security interest in all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  In addition, under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the credit Agreement, of no less than the monthly minimum amounts set forth in the Credit Agreement and 2) limiting non-financed capital expenditures during 2012 to $6,500, provided that such expenditures would not cause the ratio of excess availability, as defined in the Credit Agreement, to aggregate non-financed capital expenditures to be less than 1:50 to 1:00.  The requirement for non-financed capital expenditures may be increased quarterly by an amount equal to 50% of any positive variance between budgeted and actual adjusted EBITDA results measured at the end of each quarter.  The Company and Wells Fargo are required to agree on financial covenants for the remaining term of the Credit Agreement beyond 2012, and any failure to do so will constitute an event of default.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accumulated foreign currency translation adjustments:
Beginning balance	$2,727	$2,780	$2,385	$2,547
Translation adjustments	88	176	434	409
Taxes associated with translation adjustments	(82)	-	(86)	-
Ending balance	$2,733	$2,956	$2,733	$2,956
Accumulated unrealized derivative gains (losses):
Beginning balance	$(814)	$227	$(883)	$615
Gain reclassified to earnings	(38)	594	81	1,298
Taxes associated with gain on derivatives	(220)	-	(261)
Change in fair value of cash flow hedges	1,090	(1,165)	1,081	(2,257)
Ending balance	$18	$(344)	$18	$(344)

11. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. Refer to Note 10, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information on our share-based compensation arrangements. The compensation cost that has been charged against income related to share-based compensation for the three and six months ended June 30, 2012 was $362 and $696, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statements of Operations. The compensation cost that has been charged against income related to share-based compensation for the three and six months ended June 30, 2011 was $421 and $870, respectively. As of June 30, 2012, there was $820 of total unrecognized compensation cost related to non-vested stock options and $40 related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years and 1.5 years for the stock options and restricted stock awards, respectively.

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

13. SUBSEQUENT EVENTS

On August 1, 2012, Wells Fargo amended the EBITDA debt covenants for the second half of 2012 with no impact on financial results.

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

BUSINESS DESCRIPTION AND OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with over 9,000 employees, whom we refer to as Brand Warriors, who have been committed to making a positive impact on our clients’ business results for 25 years. Our company mission is to enable and empower our Brand Warriors to advance our clients' brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives, resulting in a trusted partnership. The StarTek Advantage System is the sum total of our culture, customized solutions, and processes that enhance our clients’ customers’ experience. The StarTek Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients. StarTek has proven results for the multiple services we provide including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs. We manage programs using a variety of multi-channel customer interaction capabilities including voice, chat, email, IVR and back-office support. StarTek has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through our StarTek@Home workforce.

We seek to become a valuable partner by helping our clients effectively handle their customers throughout the customer lifecycle. Through this effort we will return value to our stakeholders. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs. In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs. The end result is the delivery of a customer experience which requires little effort by our client’s customers. To become a leader in the market, our strategy is to:

-	grow our existing client base by deepening and broadening our relationships,
-	add new clients and continue to diversify our client base,
-	improve the profitability of our business through operational improvements, increased utilization and right-sizing our Domestic operation,
-	expand our global delivery platform to meet our client needs, and
-	broaden our service offerings by providing more innovative and technology-enabled solutions.

During the quarter ended March 31, 2012, we revised our business segments in order to better align them with our strategic approach to the regions in which our services are rendered. Over the past several years, we have closed and opened several operating centers which have changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. We consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of June 30, 2012, our Domestic segment included the operations of five facilities in the U.S. and two facilities in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one in Honduras.

In 2010, 2011 and thus far in 2012, we received lower call volumes in our Domestic facilities, which adversely affected our results. Partially offsetting lower call volumes in North America has been strong demand for our offshore call center services, primarily in our Asia Pacific segment. We have observed that our clients are decreasing the number of agents handling calls by leveraging call disposition technology and there continues to be a shift toward outsourced and offshore providers. While the increased use of call disposition technology has somewhat adversely impacted our 2012 financial results, the shift toward outsourced and offshore providers has positively impacted our business due to our expanded presence in the Philippines, Costa Rica and Honduras. Part of our strategy, as noted above, is to further expand our geographic footprint offshore and near-shore to capitalize on this trend and to diversify geographic risk. We also believe our clients and potential clients are seeking front and back-office business processes to increase operating efficiencies in order to enhance their customer experience. We believe we are positioned to benefit from this trend as we have developed a comprehensive suite of services which includes front and back-office offerings for our clients.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2012

Jonesboro, Arkansas and Decatur, Illinois

In February 2012, we received written customer notification that they would be reducing business in our Jonesboro, Arkansas and Decatur, Illinois facilities. The reductions resulted in approximately $5.9 million less revenue during the second quarter of 2012, compared to the second quarter of 2011, and decreased gross profit by $1.1 million, compared to the second quarter of 2011. In the first quarter of 2012, we incurred approximately $3.6 million in impairment losses related to these two facilities as the carrying values of the long-lived assets were not recoverable by future cash flows. We continue to negotiate new business for the Jonesboro facility. However, we do not anticipate securing new business for the Decatur facility and consequently recorded a $0.5 million restructuring reserve in the second quarter of 2012.

Enid, Oklahoma

As of June 30, 2012 we have reclassified the Enid Oklahoma facility as assets held for sale as we have committed to sell the facility. It was determined that the fair market value was greater than the net book value therefore we have reclassed $0.9 million to assets held for sale.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Effective January 1, 2012, we changed our method of allocating certain site human resource, recruiting and facilities costs, whereby these costs that are directly related to hiring, employment and maintenance at our facilities (not our corporate offices) are now recorded in cost of services rather than selling, general and administrative expenses. We have reclassified 2011 information to conform to this presentation and the effect of the reclassification for the three months ended June 30, 2011 was a $1.8 million increase to cost of services and a corresponding decrease to selling, general and administrative expenses ($1.4 million Domestic segment, $0.3 million Asia Pacific segment and $0.1 million Latin America segment).

The following table presents selected items from our Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months		Three Months		% Change Q2
	Ended June 30,	% of	Ended June 30,	% of	2011 to Q2
	2012	Revenue	2011	Revenue	2012
Revenue	$44,421	100.0%	$57,139	100.0%	-22.3%
Cost of services	41,150	92.6%	52,652	92.1%	-21.8%
Gross profit	3,271	7.4%	4,487	7.9%	-27.1%
Selling, general and administrative expenses	7,329	16.5%	11,380	19.9%	-35.6%
Impairment losses and restructuring charges	467	1.1%	3,272	5.7%	-85.7%
Operating loss	(4,525)	-10.2%	(10,165)	-17.8%	NM
Net interest and other income	84	0.2%	(12)	0.0%	NM
Loss before income taxes	(4,441)	-10.0%	(10,177)	-17.8%	NM
Income tax expense	163	0.4%	525	0.9%	NM
Net loss	$(4,278)	-9.6%	$(9,652)	-16.9%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended June 30,
	2012		2011
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$21,609	48.6%	$43,139	75.5%
Cost of services	21,186	51.5%	39,197	74.4%
Gross profit	$423	12.9%	$3,896	86.8%
Gross profit %	2.0%		9.0%

Asia Pacific:
Revenue	$18,709	42.1%	$12,100	21.2%
Cost of services	15,530	37.7%	11,102	21.1%
Gross profit	$3,179	97.2%	$965	21.5%
Gross profit %	17.0%		8.0%

Latin America:
Revenue	$4,103	9.2%	$1,900	3.3%
Cost of services	4,434	10.8%	2,353	4.5%
Gross loss	$(331)	-10.1%	$(374)	-8.3%
Gross loss %	-8.1%		-19.7%

Total:
Revenue	$44,421	100.0%	$57,139	100.0%
Cost of services	41,150	100.0%	52,652	100.0%
Gross profit	$3,271	100.0%	$4,487	100.0%
Gross profit %	7.4%		7.9%

Revenue

Revenue decreased by $12.7 million, or 22.3%, from $57.1 million in the second quarter of 2011 to $44.4 million in the second quarter of 2012. The decrease was driven by a $21.5 million decline in revenue in our Domestic segment. Of that decrease, approximately $14.6 million is attributable to four site closures that occurred over the past year in Enid, Oklahoma, Decatur, Illinois, Collinsville, Virginia and Kingston, Ontario. In addition, the downsizing of our facility in Cornwall, Ontario during 2011 resulted in approximately $2.5 million less revenue in the second quarter of 2012, compared to the second quarter of 2011. The ramp-down of business in our Jonesboro, Arkansas facility resulted in $2.9 million less revenue in the second quarter of 2012, compared to the second quarter of 2011. Revenue in our Asia Pacific segment increased by $6.6 million in the second quarter of 2012, compared to the second quarter of 2011. The increase was due primarily to the ramp of new business in both Philippines locations. The total number of Asia Pacific full-time equivalent agents increased by approximately 83% in the second quarter of 2012, compared to the second quarter of 2011. Revenue in our Latin America segment increased by $2.2 million in the second quarter of 2012, compared to the second quarter of 2011. The revenue increase was due to new business in our Honduras location which opened in the fall of 2011, and the ramp-up of additional business in our Costa Rica facility. Full-time equivalent agents (“FTE”) in our Latin America segment increased by 226% in the second quarter of 2012, compared to the second quarter of 2011. Our client base was more diversified during the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, as the growth in Asia Pacific and Latin America was fueled by higher call volumes from two clients, offset by lower call volumes domestically from our largest client.

Cost of Services and Gross Profit

Cost of services declined $11.5 million, or 21.8%, from $52.6 million in the second quarter of 2011 to $41.1 million in the second quarter of 2012. Gross profit as a percentage of revenue decreased from 7.9% in the second quarter of 2011 to 7.4% in the second quarter of 2012. Domestic cost of services decreased by approximately $18.0 million due primarily to a $12.0 million decline related to the site closures and ramp-downs mentioned above. Domestic gross profit as a percentage of revenue decreased from 9.0% in the second quarter of 2011 to 2.0% in the second quarter of 2012 due to the site closures and ramp-downs. Cost of services in the Asia Pacific segment increased by approximately $4.4 million, or 40%. The increase was due to higher cost of services in our Makati and Ortigas facilities, compared to the second quarter of 2011, due to new business launches in those facilities. Asia Pacific gross profit as a percentage of revenue increased from 8.0% in the second quarter of 2011 to 17.0% in the second quarter of 2012. The improvement was due to the higher utilization from the greater number of FTEs serving new business launched over the past year. Cost of services in Latin America increased by approximately $2.1 million, or 88%. The increase was primarily due to the opening of a new facility in Honduras in 2011, as well as an increase in FTE in Costa Rica mentioned above resulting from new business launches. Latin America gross profit as a percentage of revenue increased from (19.7%) to (8.1%) due to the higher FTE and utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $4.0 million, or 35.6%, from $11.4 million in the second quarter of 2011 to $7.3 million in the second quarter of 2012. The decrease in selling, general and administrative expenses was due primarily to decreases in severance expense of $2.6 million, legal expenses of $1.0 million and other miscellaneous costs of $0.4 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $0.5 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively. The $0.5 million of restructuring charges in the second quarter of 2012 in our Domestic segment was related to lease, utilities, maintenance, and security expense that will continue to be incurred for the Decatur, Illinois location.

Operating Loss

We reported an operating loss of $4.5 million in the second quarter of 2012 and $10.2 million in the second quarter of 2011. Operating loss as a percentage of revenue was (12.0%) for the second quarter of 2012 compared to (17.8%) for the second quarter of 2011. The change in operating loss was due to lower gross profit, lower selling, general and administrative expenses and lower impairment and restructuring charges in 2012, as previously discussed.

Income Tax

Income tax benefit for the three months ended June 30, 2012 and 2011 was $0.2 million and $0.5 million, respectively. The income tax benefit is primarily related to taxable losses from our Canadian operations due to a full valuation allowance recorded on our U.S. deferred tax assets and tax holidays in the Philippines, Costa Rica and Honduras.

Net Loss

Net loss was $4.3 million for the second quarter of 2012 and $9.7 million for the second quarter of 2011. The decreased net loss was due to lower gross profit, lower selling, general and administrative expenses and lower impairment and restructuring charges in 2012, partially offset by lower income tax benefit, as previously discussed.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Effective January 1, 2012, we changed our method of allocating certain site human resource, recruiting and facilities costs, whereby these costs that are directly related to hiring, employment and maintenance at our facilities (not our corporate offices) are now recorded in cost of services rather than selling, general and administrative expenses. We have reclassified 2011 information to conform to this presentation and the effect of the reclassification for the six months ended June 30, 2011 was a $3.5 million increase to cost of services and a corresponding decrease to selling, general and administrative expenses ($2.7 million Domestic segment, $0.6 million Asia Pacific segment and $0.2 million Latin America segment).

The following table presents selected items from our Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) in thousands of dollars and as a percentage of revenue for the periods indicated.

	Six Months		Six Months		% Change
	Ended June 30,	% of	Ended June 30,	% of	YTD June 30,
	2012	Revenue	2011	Revenue	2011 to 2012
Revenue	$95,280	214.5%	$116,649	204.1%	-18.3%
Cost of services	86,672	195.1%	106,455	186.3%	-18.6%
Gross profit	8,608	19.4%	10,194	17.8%	-15.6%
Selling, general and administrative expenses	15,653	35.2%	19,380	33.9%	-19.2%
Impairment losses and restructuring charges	3,553	8.0%	3,272	5.7%	8.6%
Operating loss	(10,598)	-23.9%	(12,458)	-21.8%	NM
Net interest and other income	187	0.4%	6	0.0%	NM
Loss before income taxes	(10,411)	-23.4%	(12,452)	-21.8%	NM
Income tax expense	2	0.0%	246	0.4%	NM
Net loss	$(10,409)	-23.4%	$(12,206)	-21.4%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Six Months Ended June 30,
	2012		2011
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$48,960	51.4%	$90,649	77.7%
Cost of services	47,693	55.0%	81,730	76.8%
Gross profit	$1,267	14.7%	$8,919	87.5%
Gross profit %	2.6%		9.8%

Asia Pacific:
Revenue	$38,265	40.2%	$23,000	19.7%
Cost of services	30,242	34.9%	20,670	19.4%
Gross profit	$8,023	93.2%	$2,330	22.9%
Gross profit %	21.0%		10.1%

Latin America:
Revenue	$8,055	8.5%	$3,000	2.6%
Cost of services	8,737	10.1%	4,055	3.8%
Gross loss	$(682)	-7.9%	$(1,055)	-10.3%
Gross loss %	-8.5%		-35.2%

Total:
Revenue	$95,280	100.0%	$116,649	100.0%
Cost of services	86,672	100.0%	106,455	100.0%
Gross profit	$8,608	100.0%	$10,194	100.0%
Gross profit %	9.0%		8.7%

Revenue

Revenue decreased by $21.4 million, or 18.3%, from $116.6 million in the six months ended June 30, 2011 to $95.3 million in the six months ended June 30, 2012. The decrease was driven by a $41.7 million decline in revenue in our Domestic segment. Of that decrease, $27.0 million is attributable to five site closures that occurred over the past year in Alexandria, Virginia, Collinsville, Virginia, Decatur Illinois, Enid, Oklahoma and Kingston, Ontario. In addition, the downsizing of our facility in Cornwall, Ontario during 2011 resulted in approximately $6.2 million less revenue in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The ramp-down of business in our Jonesboro, Arkansas facility resulted in $4.4 million less revenue in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The remaining change in revenue is attributable to decreased business with our largest client. Revenue in our Asia Pacific segment increased by $15.3 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase was due to the ramp of new business in both Philippines facilities. Revenue in our Latin America segment increased by $5.1 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The revenue increase was due to new business in our Honduras location, which opened in the fall of 2011, and the ramp-up of additional business in our Costa Rica facility. Our client base was more diversified during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, as the growth in Asia Pacific and Latin America was fueled by higher call volumes from two clients, offset by lower call volumes domestically from our largest client.

Cost of Services and Gross Profit

Cost of services declined $19.8 million, or 18.6%, from $106.5 million in the first half of 2011 to $86.7 million in the first half of 2012. Gross profit as a percentage of revenue increased from 8.7% in the first half of 2011 to 9% in the first half of 2012. Domestic cost of services decreased by approximately $34.0 million due primarily to a $24.1 million decline related to the site closures and ramp-downs mentioned above. Domestic gross profit as a percentage of revenue decreased from 9.8% in the first half of 2011 to 2.6% in the first half of 2012 due to the site closures and ramp-downs. Cost of services in the Asia Pacific segment increased by approximately $9.6 million, or 46%. The increase was due to higher cost of services in our Makati and Ortigas facilities, compared to the first half of 2011, due to new business launches in those facilities. Asia Pacific gross profit as a percentage of revenue increased from 10.1% in the first half of 2011 to 21.0% in the first half of 2012. The improvement was due to the higher utilization as a result of new business launched over the past year. Cost of services in Latin America increased by approximately $4.7 million, or 115%. The increase was primarily due to the opening of a new facility in Honduras in 2011, as well as an increase in FTEs in Costa Rica mentioned above resulting from new business launches. Latin America gross profit as a percentage of revenue increased from (35.2%) to (8.5%) due to the higher FTE and utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.7 million, or 19.2%, from $19.3 million in the first half of 2011 to $15.7 million in the first half of 2012. The decrease in selling, general and administrative expenses was primarily due to a decrease in severance expense $2.4 million, legal fees of $1.0 million and other miscellaneous costs of $0.3 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $3.6 million and $3.3 for the six months ended June 30, 2012 and 2011, respectively. We incurred $3.1 million of impairment losses in the first half of 2012 in our Domestic segment related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets in our Decatur, Illinois and Jonesboro, Arkansas facilities. Additionally, we incurred $0.5 million of restructuring charges in the first half of 2012 in our Domestic segment related to lease, utilities, maintenance, and security expense that will continue to be incurred for the Decatur, Illinois location.

Operating Loss

We reported an operating loss of $10.6 million in the first half of 2012 and $12.5 million in the first half of 2011. Operating loss as a percentage of revenue was (11.1%) for the first half of 2012 compared to (10.7%) for the first half of 2011. The change in operating loss was due to lower gross profit, lower selling, general and administrative expenses in 2012, as previously discussed.

Income Tax

Income tax benefit for the first half 2012 and 2011 was $0.0 million and $0.2 million, respectively. The income tax benefit is primarily related to taxable losses from our Canadian operations due to a full valuation allowance recorded on our U.S. deferred tax assets and tax holidays in the Philippines, Costa Rica and Honduras.

Net Loss

Net loss was $10.4 million for the first half of 2012 and $12.2 million for the first half of 2011. The decreased net loss was due to lower gross profit, lower selling, general and administrative expenses, and income tax benefit in 2012, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, working capital totaled $32.0 million and our current ratio was 2.47:1, compared to working capital at December 31, 2011, of $32.8 million and a current ratio of 2.40:1.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings and investment in our facilities. During the six months ended June 30, 2012 and 2011, we drew and re-paid approximately $10.7 million and $0, respectively. Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement is effective February 28, 2012 through February 28, 2015. The amount that we may borrow under the Credit Agreement is subject to a borrowing base calculation, and has an initial availability of $10 million, with the flexibility to borrow up to $20 million at our option. Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement. We granted Wells Fargo a security interest in all of our cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures. As of June 30, 2012, there was no balance outstanding on our credit facility and we were in compliance with our covenants.

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

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,263	$4,783
Investing activities	(1,287)	(3,848)
Financing activities	6	128
Effect of foreign exchange rates on cash	(333)	348
Net increase in cash and cash equivalents	$1,649	$1,411

Our balance of cash and cash equivalents was $11.4 million at June 30, 2012, compared to a balance of $9.7 million at December 31, 2011.

Operating Activities. Net cash provided by operating activities decreased $1.5 million from $4.8 million for the six months ended June 30, 2011 to $3.3 million for the six months ended June 30, 2012. The decline in cash provided by operating activities was driven by changes in working capital and other current assets that caused a decrease in operating cash flows of 5.0 million in the first half of 2012, compared to the first half of 2011, partially offset by increases in cash provided by operating activities due to $1.8 million decrease in net loss combined with a $1.6 million net increase in non-cash transactions, including depreciation, non-cash compensation, and deferred income taxes, in the first half of 2012 compared to the first half of 2011.

Investing Activities. Net cash used in investing activities was $1.3 million in the first half of 2012, compared to $3.8 million in the first half of 2011. The decrease was due to a decrease of $2.6 million in purchases of property, plant and equipment as management reduced our amount of new capital spend during 2012.

Financing Activities. Net cash provided by financing activities decreased by approximately $0.1 million in the first half of 2012, compared to the first half of 2011. The decrease was due to a lower amount of stock issuances in 2012 from stock option exercises.

Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. We maintain a $20 million secured revolving credit facility with Wells Fargo Bank, N.A. which we use to finance regular, short-term operating expenses. The credit facility expires on February 28, 2015. During the six months ended June 30, 2012, we drew and re-paid approximately $10.7 million on our credit facility. There was no balance outstanding on the line of credit as of June 30, 2012 and we were in compliance with our covenants.

During the six months ended June 30, 2012, there were no other material changes in our contractual obligations. For a complete discussion of our contractual obligations as of December 31, 2011, see Item 7. “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our business currently has a high concentration of a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 5, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of June 30, 2012. Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding these risks.

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

Recently Adopted Accounting Pronouncements

In 2011, the FASB issued two ASUs, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using one continuous statement in the first half of 2012 for all periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to certain market risks related to changes in interest rates and other general market risks, and foreign currency exchange rates. This information should be read in conjunction with the information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to the interim Unaudited Condensed Consolidated Financial Statements, accompanying notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents. We currently have a $10 million secured credit facility, which can grow to $20 million. The interest rate on our credit facility is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates. We drew $10.7 million on our line of credit during the six months ended June 30, 2012, and as of June 30, 2012, there was no amount outstanding on the line of credit. If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. We operate in Canada, the Philippines, Costa Rica and Honduras. The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars. In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. In connection with the termination of our secured line of credit with UMB Bank, we liquidated all of our outstanding hedge positions with UMB Bank in the first quarter of 2012, and replaced them with new hedges with Wells Fargo Bank, which resulted in a gain of approximately $0.2 million during the first half of 2012. During the six months ended June 30, 2012, we entered into forward contracts with respect to the Philippine peso for a notional amount of 2,052.2 million Philippine pesos to hedge our foreign currency risk with respect to labor costs in the Philippines. As of June 30, 2012, we have not entered into any arrangements to hedge the Costa Rican colon or Honduran lempira relative to the U.S. dollar. As of June 30, 2012, we had contracted to purchase 13.9 million Canadian dollars to be delivered periodically through June, 2013 and we had contracted to purchase 1,380 million Philippine pesos to be delivered periodically through June 2013.

During the six months ended June 30, 2012, there were no other material changes in our market risk exposure. For a complete discussion of our market risks associated with foreign currency and interest rate risks as of December 31, 2011, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011. Also, refer to Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding these risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STARTEK, INC.

(REGISTRANT)

By:	/s/CHAD A. CARLSON	Date: August 7, 2012
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LISA A. WEAVER	Date: August 7, 2012
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011

3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000

3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1*†	2012 Incentive Bonus Plan.

31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements tagged in block text.

*	Filed with this Form 10-Q.

#	Furnished, not filed.

†	Management contract or compensatory plan or arrangement.

