Form 10-Q/A
period 2012-06-30
STARTEK INC
filed 2012-08-24
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q/A

(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12793

_______________

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

8200 E. Maplewood Drive, Suite 100	80111
Greenwood Village, Colorado	(Zip code)
(Address of principal executive offices)

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

Explanatory Note

The purpose of this Amendment No. 1 to StarTek, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.
(REGISTRANT)

By:	/s/ CHAD A. CARLSON	Date: August 24, 2012
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LISA A. WEAVER	Date: August 24, 2012
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
31.1#	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements tagged in block text.

*	Filed with the Form 10-Q on August 7, 2012.
#	Filed with this Form 10-Q/A.

4