Form 10-Q
period 2012-09-30
STARTEK INC
filed 2012-11-06
CIK 1031029

- UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value 15,311,060 shares as of October 31, 2012.

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

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$47,675	$51,701	$142,955	$168,350
Cost of services	41,575	49,591	128,246	156,049
Gross profit	6,100	2,110	14,709	12,301
Selling, general and administrative expenses	6,924	8,636	22,579	28,013
Impairment and restructuring charges	533	291	4,086	3,563
Operating loss	(1,357)	(6,817)	(11,956)	(19,275)
Net interest and other income	108	5	295	11
Loss before income taxes	(1,249)	(6,812)	(11,661)	(19,264)
Income tax benefit	20	17	22	263
Net loss	$(1,229)	$(6,795)	$(11,639)	$(19,001)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	$105	$(726)	$453	$(317)
Change in fair value of derivatives instruments	$58	$(940)	$959	$(1,899)
Comprehensive loss	$(1,066)	$(8,461)	$(10,227)	$(21,217)

Net loss per share
Basic	$(0.08)	$(0.45)	$(0.76)	$(1.26)
Diluted	$(0.08)	$(0.45)	$(0.76)	$(1.26)

Weighted average shares outstanding
Basic	15,263	15,108	15,230	15,065
Diluted	15,263	15,108	15,230	15,065

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	As of
	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,199	$9,719
Trade accounts receivable, net	35,112	37,736
Income tax receivable	342	-
Deferred income tax assets	201	193
Derivative asset	998	106
Prepaid expenses	2,717	2,534
Assets held for sale	4,969	4,102
Current portion of note receivable	660	660
Other current assets	662	1,277
Total current assets	54,860	56,327

Property, plant and equipment, net	30,325	38,475
Long-term deferred income tax assets	3,031	3,355
Long-term note receivable, net of current portion	702	1,192
Other assets	1,806	2,084
Total assets	$90,724	$101,433

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,481	$7,385
Accrued liabilities:
Accrued payroll	7,522	7,036
Accrued compensated absences	2,455	3,441
Accrued restructuring costs	1,154	1,260
Other accrued liabilities	1,245	1,079
Derivative liability	113	616
Deferred revenue	480	671
Deferred income tax liabilities	1,363	1,363
Other current liabilities	1,005	634
Total current liabilities	22,818	23,485

Accrued restructuring charges	260	390
Deferred rent	2,323	2,756
Other liabilities	116	440
Total liabilities	25,517	27,071

Commitments and contingencies

Stockholders' equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,311,060 and 15,249,829 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	153	152
Additional paid-in capital	72,129	71,058
Accumulated other comprehensive income	2,914	1,502
Retained (deficit) earnings	(9,989)	1,650
Total stockholders' equity	65,207	74,362
Total liabilities and stockholders' equity	$90,724	$101,433

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net loss	$(11,639)	$(19,001)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	10,008	11,948
Impairment of property, plant and equipment	3,086	1,026
Non-cash compensation cost	997	1,194
Deferred income taxes	395	(121)
Other, net	181	14
Changes in operating assets and liabilities:
Trade accounts receivable, net	2,684	7,062
Prepaid expenses and other assets	683	142
Accounts payable	(590)	(406)
Income taxes, net	208	(600)
Accrued and other liabilities	(1,688)	(2,064)
Net cash provided by (used in) operating activities	4,325	(806)

Investing Activities
Proceeds from note receivable	495	495
Purchases of property, plant and equipment	(4,680)	(7,417)
Net cash used in investing activities	(4,185)	(6,922)

Financing Activities
Proceeds from stock option exercises	1	-
Proceeds from line of credit	16,176	1,859
Principal payments on line of credit	(16,176)	(1,859)
Proceeds from issuance of common stock	74	205
Principal payments on capital lease obligations	(72)	(65)
Net cash provided by financing activities	3	140

Effect of exchange rate changes on cash	(663)	364
Net decrease in cash and cash equivalents	(520)	(7,224)
Cash and cash equivalents at beginning of period	9,719	18,740
Cash and cash equivalents at end of period	$9,199	$11,516

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$53	$90
Income taxes paid	$-	$370

See notes to condensed consolidated financial statements.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”, for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results during the three and nine months ended September 30, 2012, are not necessarily indicative of operating results that may be expected during any other interim period of 2012 or the year ending December 31, 2012.

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

The Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the StarTek, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to 2011 information to conform to the 2012 presentation. Refer to Note 2, “Reclassifications,” for further information.

Unless otherwise noted in this report, any description of “us”, “we” or “our” refers to StarTek, Inc. and its subsidiaries. The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period.

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, we adopted the provisions of ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amended ASC Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance also requires expanded fair value disclosures related to Level 3 financial instruments and Level 3 financial instrument transfers. The guidance does not require any new fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASUs”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The prior option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using one continuous statement during 2012 for all periods presented.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

We have reclassified 2011 information to conform with this presentation in order to provide greater comparability to the users of our financial statements. The reclassification by segment for the three and nine months ended September 30, 2011 was as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2011
Domestic	$1,044	$3,766
Asia Pacific	509	1,127
Latin America	92	251
Total	$1,645	$5,144

The effect of the reclassification on our 2011 information was as follows:

	For the Three Months Ended September 30, 2011
	As Reported	Reclassification	As Adjusted
Revenue	$51,701	$-	$51,701
Cost of services	47,946	1,645	49,591
Gross profit	3,755	(1,645)	2,110
Selling, general and administrative expenses	10,281	(1,645)	8,636
Impairment and restructuring charges	291	-	291
Net loss	(6,795)	-	(6,795)

	For the Nine Months Ended September 30, 2011
	As Reported	Reclassification	As Adjusted
Revenue	$168,350	$-	$168,350
Cost of services	150,905	5,144	156,049
Gross profit	17,445	(5,144)	12,301
Selling, general and administrative expenses	33,157	(5,144)	28,013
Impairment and restructuring charges	3,563	-	3,563
Net loss	(19,001)	-	(19,001)

The reclassification did not have any effect on our operating loss, net loss or basic and diluted loss per share for the three and nine month periods ended September 30, 2012 and 2011. The reclassification also did not have any impact on our Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

3. SEGMENT INFORMATION

Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. As a result, during the quarter ended March 31, 2012, we revised our business segments, consistent with our management of the business and internal financial reporting structure. Specifically, we consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of September 30, 2012, our Domestic segment included the operations of five facilities in the U.S. and two facilities in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

Prior period segment amounts throughout the Condensed Consolidated Financial Statements have been reclassified to the new segment structure.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Domestic	$23,106	$35,201	$72,066	$125,850
Asia Pacific	19,818	14,300	58,083	37,300
Latin America	4,751	2,200	12,806	5,200
Total	$47,675	$51,701	$142,955	$168,350

Gross profit:
Domestic	$1,886	$957	$3,154	$9,872
Asia Pacific	4,249	1,862	12,272	4,193
Latin America	(35)	(709)	(717)	(1,764)
Total	$6,100	$2,110	$14,709	$12,301

4. NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(1,229)	$(6,795)	$(11,639)	$(19,001)

Basic weighted average common shares outstanding	15,263	15,108	15,230	15,065
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	15,263	15,108	15,230	15,065

Net loss per share, basic and diluted	$(0.08)	$(0.45)	$(0.76)	$(1.26)

Net loss per diluted share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options and non-vested restricted stock using the treasury stock method. Anti-dilutive securities totaling 2,240 for the three and nine months ended September 30, 2012 and 1,945 for the three and nine months ended September 30, 2011, respectively, were not included in our calculation due to our net loss from continuing operations during those periods.

5. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and nine months ended September 30, 2012, we recorded $0 and $3,086, respectively, of impairment losses (all in our Domestic segment), due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable. The impairment losses related to long-lived assets in two facilities where we received customer notification of a ramp-down in business. Future cash flows did not support the carrying value of the long-lived assets in these facilities, such as computer equipment, software, equipment and furniture and fixtures. Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities that are measured at fair value in the Condensed Consolidated Financial Statements. During the three and nine months ended September 30, 2011 we recorded approximately $0 and $1,026 of impairment losses, respectively (all in our Domestic segment).

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado. We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell. In 2012, we committed to sell the facility in Enid, Oklahoma. As of September 30, 2012, the fair value of the buildings and land less the costs to sell was $4,969. These long-lived assets are presented as current assets held for sale on our Condensed Consolidated Balance Sheets.  In order for an asset to be held for sale, management must determine that the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. We evaluated the facilities during the third quarter of 2012 and determined these assets meet all the criteria for an asset held for sale.

Restructuring Charges

A summary of the activity under the restructuring plans as of September 30, 2012, and changes during the nine months ended September 30, 2012, are presented below:

	Facility-Related Costs
			Grand
	Victoria	Laramie	Junction	Regina	Decatur	Total
Balance as of January 1, 2012	$483	$63	$252	$852	$-	$1,650
Expense / (reversal)	-	-	(138)	671	464	997
Payments, net of receipts for sublease	50	(40)	(114)	(878)	(279)	(1,261)
Foreign currency translation adjustment	-	-	-	28	-	28
Balance as of September 30, 2012	$533	$23	$-	$673	$185	$1,414

The reserves listed above are net of expected sublease rental income. During the three months ended September 30, 2012, we increased our reserve for Regina, Saskatchewan by $671 based on updated forecasts of expected sublease income. We reversed the balance of $141 associated with our Grand Junction facility during the three months ended September 30, 2012 as we re-opened the facility due to new business and a ramp-up of activities with existing customers.

We have made certain assumptions related to our ability to sublease, sell or buy-out the lease on these facilities. Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including restructuring charges that are measured at fair value in the Condensed Consolidated Financial Statements.

We expect to pay $8,193 in facility related costs over the term of the restructuring plans, of which an aggregate amount of $6,779 has been paid as of September 30, 2012 and the balance of $1,414 is reflected as current and long term accrued restructuring charges in our Condensed Consolidated Balance Sheet as of September 30, 2012. We expect completion of all remaining restructuring plans by the first quarter of 2013 with the exception of the Victoria facility which we expect to complete by the fourth quarter of 2014.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
AT&T Services, Inc. and AT&T Mobility, LLC,
subsidiaries of AT&T Inc. ("AT&T")	29.7%	54.4%	33.8%	61.1%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	28.5%	21.4%	29.6%	18.2%

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire over the course of 2013 through 2015.  The initial term of our master services agreement covering all AT&T work expired in January 2010, and has been extended annually with the latest extension through January 31, 2013.   On July 28, 2011, we entered into a new master services agreement (the “MSA”) with T-Mobile effective July 1, 2011 which covers all services that we provide to T-Mobile. The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

7. DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. We operate in Canada, the Philippines, Costa Rica and Honduras. The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars. In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders’ equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended September 30, 2012 and 2011, our cash flow hedges were highly effective and there were no amounts charged to the Condensed Consolidated Statements of Comprehensive Loss for hedge ineffectiveness.

The following table shows the notional principal of our derivative instruments as of September 30, 2012:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange forward contracts	Canadian dollar	3,490
Foreign exchange collars	Canadian dollar	7,080
Foreign exchange forward contracts	Philippine peso	1,179,600

We expect unrealized gains and losses reported in AOCI will be reclassified to cost of services during the next twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8 and are reflected as separate line items in our Condensed Consolidated Balance Sheets.

Refer to Note 10, “Accumulated Other Comprehensive Loss” for a summary of ending balances and changes in unrealized net gain or loss in AOCI for the three and nine months ended September 30, 2012 and 2011.

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

Restructuring Charges

As described in Note 5, “Impairment Losses and Restructuring Charges,” we have closed several facilities in recent years. These costs were valued using a discounted cash flow model. The cash flows consist of the future lease payment obligations required under the lease agreement, net of expected sublease rental income based on our knowledge of the respective marketplaces, as well as our historical ability to sublease our facilities in other locations in which we operate. In the future, if we sublease for periods that differ from our assumption or if an actual buy-out of a lease differs from our estimate, we may be required to record a gain or loss in the Condensed Consolidated Statements of Comprehensive Loss. Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings and land at our closed facilities in Laramie, Wyoming and Greeley, Colorado, as well as in 2012, we committed to sell the facilities in Enid, Oklahoma. We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $4,969 at September 30, 2012. The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets. As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 212
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$-	$998	$-	$998
Total fair value of assets measured on a recurring basis	$-	$998	$-	$998

Liabilities:
Foreign exchange contracts	$-	$113	$-	$113
Total fair value of liabilities measured on a recurring basis	$-	$113	$-	$113

	Assets and Liabilities Measured at Fair Value
	on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets :
Foreign exchange contracts	$-	$106	$-	$106
Total fair value of assets measured
	$-	$106	$-	$106

Liabilities :
Foreign exchange contracts	$-	$616	$-	$616
Total fair value of liabilities measured
on a recurring basis	$-	$616	$-	$616

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$4,969	$4,969
Total fair value of assets measured
on a non-recurring basis	$-	$-	$4,969	$4,969

Liabilities:
Accrued restructuring costs	$-	$-	$1,414	$1,414
Total fair value of liabilities measured
on a non-recurring basis	$-	$-	$1,414	$1,414

	Assets and Liabilities Measured at Fair Value on a
	Non-Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$-	$-	$4,102	$4,102
Property, plant and equipment, net	-	-	1,606	1,606
Total fair value of assets measured
on a non-recurring basis	$-	$-	$5,708	$5,708

Liabilities:
Accrued restructuring costs	$-	$-	$1,650	$1,650
Total fair value of liabilities measured
on a non-recurring basis	$-	$-	$1,650	$1,650

9. DEBT

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement is effective February 28, 2012 through February 28, 2015.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement. As of September 30, 2012, we had $9,900 available for borrowings under the credit facility.

Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  Until the first monthly report of the fixed charge coverage ratio, the interest rate will be the daily three-month LIBOR index plus 3.00%.  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.0% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement. We granted Wells Fargo a security interest in all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  In addition, under the Credit Agreement, as amended on August 1, 2012 (the “First Amendment”), we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the credit Agreement, of no less than the monthly minimum amounts set forth in the First Amendment to the Credit Agreement and 2) limiting non-financed capital expenditures during 2012 to $6,500, provided that such expenditures would not cause the ratio of excess availability, as defined in the Credit Agreement, to aggregate non-financed capital expenditures to be less than 1:50 to 1:00.  The requirement for non-financed capital expenditures may be increased quarterly by an amount equal to 50% of any positive variance between budgeted and actual adjusted EBITDA results measured at the end of each quarter.  The Company and Wells Fargo are required to agree on financial covenants for the remaining term of the Credit Agreement beyond 2012, and any failure to do so will constitute an event of default.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accumulated foreign currency translation adjustments:
Beginning balance	$2,733	$2,956	$2,385	$2,547
Translation adjustments	204	(726)	638	(317)
Taxes associated with translation adjustments	(99)	-	(185)	-
Ending balance	$2,838	$2,230	$2,838	$2,230
Accumulated unrealized derivative gains (losses):
Beginning balance	$18	$(344)	$(883)	$615
Losses (gains) reclassified to earnings	(237)	(166)	(156)	(1,464)
Taxes associated with gain on derivatives	(176)	-	(438)
Change in fair value of cash flow hedges	471	(774)	1,553	(435)
Ending balance	$76	$(1,284)	$76	$(1,284)

11. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, which replaced the StarTek, Inc. Stock Option Plan and StarTek, Inc. Directors’ Stock Option Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. Refer to Note 10, “Share-Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information on our share-based compensation arrangements. The compensation cost that has been charged against income related to share-based compensation for the three and nine months ended September 30, 2012 was $301 and $997, respectively, and is included in selling, general and administrative expense in our Condensed Consolidated Statements of Comprehensive Loss. The compensation cost that has been charged against income related to share-based compensation for the three and nine months ended September 30, 2011 was $324 and $1,194, respectively. As of September 30, 2012, there was $749 of total unrecognized compensation cost related to non-vested stock options and $35 related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years and 1.4 years for the stock options and restricted stock awards, respectively.

12. INCOME TAXES

The effective tax rate on our pretax net loss was a net benefit of 1.6% and 0.2% during the three and nine months ended September 30, 2012 as compared to 0.2% and 1.4% during the three and nine months ended September 30, 2011. The changes in our effective tax rate are reflective of changes in the geographical composition of our taxable income (loss), as we maintain a full valuation allowance for all U.S. net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on recent losses, we maintain a valuation allowance for our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. At September 30, 2012, we had no uncertain tax positions.

13. SUBSEQUENT EVENTS

During October of 2012, we entered into an agreement to sell our land, building and associated building improvements in Kingston, Ontario, in the form of a sale-leaseback. The sales price is CAD $4,200 and the estimated gain on sale is $700. We will continue operations in the facility.

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

Unless otherwise noted in this report, any description of “us”, “our” or “we” refers to StarTek, Inc. and its subsidiaries. Financial information in this report is presented in U.S. dollars.

BUSINESS DESCRIPTION AND OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with approximately 10,000 employees, whom we refer to as Brand Warriors, who have been committed to making a positive impact on our clients’ business results for over 25 years. Our company mission is to enable and empower our employees to advance our clients' brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives, resulting in a trusted partnership. The StarTek Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customers’ experience. The StarTek Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients. StarTek has proven results for the multiple services we provide including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs. We manage programs using a variety of multi-channel customer interaction capabilities including voice, chat, email, IVR and back-office support. StarTek has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through our StarTek@Home workforce.

We seek to become a valuable partner by helping our clients effectively handle their customers throughout the customer lifecycle. Through this effort we expect to return value to our stakeholders. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs. In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs. The end result is the delivery of a customer experience which requires little effort by our clients’ customers. To become a leader in the market, our strategy is to:

-	grow our existing client base by deepening and broadening our relationships,
-	add new clients and continue to diversify our client base,
-	improve the profitability of our business through operational improvements, increased utilization and right-sizing our Domestic operation,
-	expand our global delivery platform to meet our clients’ needs, and
-	broaden our service offerings by providing more innovative and technology-enabled solutions.

Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. As a result, during the quarter ended March 31, 2012, we revised our business segments, consistent with our management of the business and internal financial reporting structure. Specifically, we consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of September 30, 2012, our Domestic segment included the operations of five facilities in the U.S. and two facilities in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Jonesboro, Arkansas and Decatur, Illinois

In February 2012, we received written customer notifications that they would be reducing business in our Jonesboro, Arkansas and Decatur, Illinois facilities. The reductions resulted in approximately $15.1 million less revenue during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, and decreased gross profit by $2.3 million, compared to 2011. In the first quarter of 2012, we incurred approximately $3.6 million in impairment losses related to these two facilities as the carrying values of the long-lived assets were not recoverable by future cash flows. We have successfully secured new business for the Jonesboro facility. However, we are not pursuing new business for the Decatur facility and consequently have recorded a $0.5 million restructuring reserve in the second quarter of 2012.

Enid, Oklahoma

As of September 30, 2012, we reclassified the Enid, Oklahoma facility as assets held for sale as we have committed to sell the facility. It was determined that the fair market value was greater than the net book value, therefore no adjustment was made to the net book value and we have reclassified $0.9 million to assets held for sale.

Regina, Saskatchewan

During the third quarter of 2012, we recorded an additional $0.7 million restructuring reserve for a location closed in the second quarter of 2010. This additional reserve was required due to the reassessment of early lease termination timing. The reserve now reflects our lease obligation through the first quarter of 2013. Even though the lease expires July 31, 2013, management believes the probability is high that early termination will occur prior to first quarter of 2013.

Grand Junction, Colorado

During the third quarter of 2012, we transitioned from one facility to another facility previously occupied. This move resulted in the reversal of a portion of a restructuring reserve recorded in the fourth quarter of 2010 related to the Grand Junction, Colorado facility that has been re-opened.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Effective January 1, 2012, we changed our method of allocating certain site human resource, recruiting and facilities costs, whereby these costs that are directly related to hiring, employment and maintenance at our facilities (not our corporate offices) are now recorded in cost of services rather than selling, general and administrative expenses. We have reclassified 2011 information to conform to this presentation and the effect of the reclassification for the three months ended September 30, 2011 was a $1.6 million increase to cost of services and a corresponding decrease to selling, general and administrative expenses ($1.0 million Domestic segment, $0.5 million Asia Pacific segment and $0.1 million Latin America segment).

The following table presents selected items from our Condensed Consolidated Statements of Comprehensive Loss in thousands of dollars and as a percentage of revenue for the periods indicated.

	Three Months		Three Months		Q3 2011
	Ended September	% of	Ended September	% of	to Q3
	30 , 2012	Revenue	30 , 2011	Revenue	2012
Revenue	$47,675	100.0%	$51,701	100.0%	-7.8%
Cost of services	41,575	87.2%	49,591	95.9%	-16.2%
Gross profit	6,100	12.8%	2,110	4.1%	189.1%
Selling, general and administrative expenses	6,924	14.5%	8,636	16.7%	-19.8%
Impairment losses and restructuring charges	533	1.1%	291	0.6%	83.2%
Operating loss	(1,357)	-2.8%	(6,817)	-13.2%	NM
Net interest and other income	108	0.2%	5	0.0%	NM
Loss before income taxes	(1,249)	-2.6%	(6,812)	-13.2%	NM
Income tax (expense ) benefit	20	0.0%	17	0.0%	NM
Net loss	$(1,229)	-2.6%	$(6,795)	-13.1%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended September 30,
	2012		2011
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$23,106	48.5%	$35,201	68.1%
Cost of services	21,220	51.0%	34,244	69.1%
Gross profit	$1,886	30.9%	$957	45.4%
Gross profit %	8.2%		2.7%
Asia Pacific:
Revenue	$19,818	41.6%	$14,300	27.7%
Cost of services	15,569	37.4%	12,438	25.1%
Gross profit	$4,249	69.7%	$1,862	88.2%
Gross profit %	21.4%		13.0%
Latin America:
Revenue	$4,751	10.0%	$2,200	4.3%
Cost of services	4,786	11.5%	2,909	5.9%
Gross profit	$(35)	-0.6%	$(709)	-33.6%
Gross profit %	-0.7%		-32.2%
Total:
Revenue	$47,675	100.0%	$51,701	100.0%
Cost of services	41,575	100.0%	49,591	100.0%
Gross profit	$6,100	100.0%	$2,110	100.0%
Gross profit %	12.8%		4.1%

Revenue

Revenue decreased by $4.0 million, or 7.8%, from $51.7 million in the third quarter of 2011 to $47.7 million in the third quarter of 2012. The decrease was driven by a $12.1 million decline in revenue in our Domestic segment. Of that decrease, approximately $9.8 million is attributable to four site closures that occurred over the past year in Enid, Oklahoma, Decatur, Illinois, Collinsville, Virginia and Kingston, Ontario. In addition, the downsizing of our facility in Cornwall, Ontario during 2011 resulted in approximately $0.5 million less revenue in the third quarter of 2012, compared to the third quarter of 2011. The ramp-down of business in our Jonesboro, Arkansas facility resulted in $3.0 million less revenue in the third quarter of 2012, compared to the third quarter of 2011. These reductions were partially offset by growth in two domestic locations driven by higher volumes received from our largest client. Revenue in our Asia Pacific segment increased by $5.5 million in the third quarter of 2012, compared to the third quarter of 2011. The increase was due primarily to the ramp of new business in both Philippines locations. The total number of Asia Pacific full-time equivalent agents increased by approximately 43% in the third quarter of 2012, compared to the third quarter of 2011. Revenue in our Latin America segment increased by $2.6 million in the third quarter of 2012, compared to the third quarter of 2011. The revenue increase was due to new business in our Honduras location which opened in the fall of 2011, and the ramp-up of additional business in our Costa Rica facility. Full-time equivalent agents (“FTE”) in our Latin America segment increased by 138% in the third quarter of 2012, compared to the third quarter of 2011. Our client base was more diversified during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, as the growth in Asia Pacific and Latin America was fueled by higher call volumes from two clients who have not historically been among our largest clients, which was more than offset by lower call volumes domestically from our largest client.

Cost of Services and Gross Profit

Cost of services declined $8.0 million, or 16.2%, from $49.6 million in the third quarter of 2011 to $41.6 million in the third quarter of 2012. Gross profit as a percentage of revenue increased from 4.1% in the third quarter of 2011 to12.8% in the third quarter of 2012. Domestic cost of services decreased by approximately $13.0 million due primarily to a $12.0 million decline related to the site closures and ramp-downs mentioned above as well as improved efficiencies in existing domestic locations. Domestic gross profit as a percentage of revenue increased from 2.7% in the third quarter of 2011 to 8.2% in the third quarter of 2012 due to improved performance across several locations. Cost of services in the Asia Pacific segment increased by approximately $3.1 million, or 25.2%. The increase was due to higher cost of services in our Makati and Ortigas, Philippines facilities, compared to the third quarter of 2011, due to new business launches in those facilities. Asia Pacific gross profit as a percentage of revenue increased from 13.0% in the third quarter of 2011 to 21.4% in the third quarter of 2012. The improvement was due to the higher utilization from the greater number of FTEs serving new business launched over the past year. Cost of services in Latin America increased by approximately $1.9 million, or 64.5%. The increase was primarily due to the opening of a new facility in Honduras in 2011, as well as an increase in FTE in Costa Rica mentioned above resulting from new business launches. Latin America gross profit as a percentage of revenue increased from (32.2%) to (0.7%) due to the higher FTE and utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.7 million, or 19.8%, from $8.6 million in the third quarter of 2011 to $6.9 million in the third quarter of 2012. The decrease in selling, general and administrative expenses was due primarily to decreases in staff related costs of $1.2 million and depreciation of $0.5 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $0.5 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively. The $0.5 million of restructuring charges in the third quarter of 2012 in our Domestic segment was related to revised estimates of our expected lease term for our Regina, Saskatchewan site, which was partially offset by the restructuring charge reversal for our Grand Junction, Colorado site that was re-opened in the third quarter of 2012, as previously discussed.

Operating Loss

We reported an operating loss of $1.4 million in the third quarter of 2012 and $6.8 million in the third quarter of 2011. Operating loss as a percentage of revenue was 2.8% for the third quarter of 2012 compared to 13.2% for the third quarter of 2011. The change in operating loss was due to higher gross profit and lower selling, general and administrative expenses, partially offset by higher impairment and restructuring charges in 2012, as previously discussed.

Income Tax

Income tax benefit was negligible for the three months ended September 30, 2012 and 2011 primarily due to a full valuation allowance recorded on our U.S. deferred tax assets and tax holidays in the Philippines, Costa Rica and Honduras.

Net Loss

Net loss was $1.2 million for the third quarter of 2012 and $6.8 million for the third quarter of 2011. The decreased net loss was due to higher gross profit and lower selling, general and administrative expenses, partially offset by higher impairment and restructuring charges in 2012, as previously discussed.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Effective January 1, 2012, we changed our method of allocating certain site human resource, recruiting and facilities costs, whereby these costs that are directly related to hiring, employment and maintenance at our facilities (not our corporate offices) are now recorded in cost of services rather than selling, general and administrative expenses. We have reclassified 2011 information to conform to this presentation and the effect of the reclassification for the nine months ended September 30, 2011 was a $5.1 million increase to cost of services and a corresponding decrease to selling, general and administrative expenses ($3.8 million Domestic segment, $1.1 million Asia Pacific segment and $0.2 million Latin America segment).

The following table presents selected items from our Condensed Consolidated Statements of Comprehensive Loss in thousands of dollars and as a percentage of revenue for the periods indicated.

	Nine Months Ended		Nine Months		YTD Sept
	September 30,	% of	Ended September	% of	30, 2011
	2012	Revenue	30, 2011	Revenue	to 2012
Revenue	$142,955	100.0%	$168,350	100.0%	-15.1%
Cost of services	128,246	89.7%	156,049	92.7%	-17.8%
Gross profit	14,709	10.3%	12,301	7.3%	19.6%
Selling, general and administrative expenses	22,579	15.8%	28,013	16.6%	-19.4%
Impairment losses and restructuring charges	4,086	2.9%	3,563	2.1%	14.7%
Operating loss	(11,956)	-8.4%	(19,275)	-11.4%	NM
Net interest and other income	295	0.2%	11	0.0%	NM
Loss before income taxes	(11,661)	-8.2%	(19,264)	-11.4%	NM
Income tax (expense) benefit	22	0.0%	263	0.2%	NM
Net loss	$(11,639)	-8.1%	$(19,001)	-11.3%	NM

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Nine Months Ended September 30,
	2012		2011
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$72,066	50.4%	$125,850	74.8%
Cost of services	68,912	53.7%	115,978	74.3%
Gross profit	$3,154	21.4%	$9,872	80.3%
Gross profit %	4.4%		7.8%
Asia Pacific:
Revenue	$58,083	40.6%	$37,300	22.2%
Cost of services	45,811	35.7%	33,107	21.2%
Gross profit	$12,272	83.4%	$4,193	34.1%
Gross profit %	21.1%		11.2%
Latin America:
Revenue	$12,806	9.0%	$5,200	3.1%
Cost of services	13,523	10.5%	6,964	4.5%
Gross profit	$(717)	-4.9%	$(1,764)	-14.3%
Gross profit %	-5.6%		-33.9%
Total:
Revenue	$142,955	100.0%	$168,350	100.0%
Cost of services	128,246	100.0%	156,049	100.0%
Gross profit	$14,709	100.0%	$12,301	100.0%
Gross profit %	10.3%		7.3%

Revenue

Revenue decreased by $25.4 million, or 15.1%, from $168.4 million in the nine months ended September 30, 2011 to $143.0 million in the nine months ended September 30, 2012. The decrease was driven by a $53.8 million decline in revenue in our Domestic segment. Of that decrease, $36.9 million is attributable to five site closures that occurred over the past year in Alexandria, Virginia, Collinsville, Virginia, Decatur, Illinois, Enid, Oklahoma and Kingston, Ontario. In addition, the downsizing of our facility in Cornwall, Ontario during 2011 resulted in approximately $6.6 million less revenue in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The ramp-down of business in our Jonesboro, Arkansas facility resulted in $7.4 million less revenue in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The remaining change in revenue is attributable to decreased business with our largest client. Revenue in our Asia Pacific segment increased by $20.8 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase was due primarily to the ramp of new business in both Philippines facilities. Revenue in our Latin America segment increased by $7.6 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The revenue increase was due to new business in our Honduras location, which opened in the fall of 2011, and the ramp-up of additional business in our Costa Rica facility. Our client base was more diversified during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, as the growth in Asia Pacific and Latin America was fueled by higher call volumes from two clients who have not historically been among our largest clients, which was more than offset by lower call volumes domestically from our largest client.

Cost of Services and Gross Profit

Cost of services declined $27.8 million, or 17.8%, from $156.0 million in the nine months ended September 30, 2011 to $128.2 million in the nine months ended September 30, 2012. Gross profit as a percentage of revenue increased from 7.3% in the nine months ended September 30, 2011 to 10.3% in the nine months ended September 30, 2012. Domestic cost of services decreased by approximately $47.1 million due primarily to a $41.3 million decline related to the site closures and ramp-downs mentioned above. Domestic gross profit as a percentage of revenue decreased from 7.8% in the nine months ended September 30, 2011 to 4.4% in the nine months ended September 30, 2012 due to the site closures and ramp-downs. Cost of services in the Asia Pacific segment increased by approximately $12.7 million, or 38.4%. The increase was due to higher cost of services in our Makati and Ortigas, Philippines facilities, compared to the nine months ended September 30, 2011, due to new business launches in those facilities. Asia Pacific gross profit as a percentage of revenue increased from 11.2% in the nine months ended September 30, 2011 to 21.1% in the nine months ended September 30, 2012. The improvement was due to the higher utilization as a result of new business launched over the past year. Cost of services in Latin America increased by approximately $6.6 million, or 94.2%. The increase was primarily due to the opening of a new facility in Honduras in 2011, as well as an increase in FTEs in Costa Rica mentioned above resulting from new business launches. Latin America gross profit as a percentage of revenue increased from (33.9%) to (5.6%) due to the higher FTE and utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5.4 million, or 19.4%, from $28.0 million in the nine months ended September 30, 2011 to $22.6 million in the nine months ended September 30, 2012. The decrease in selling, general and administrative expenses was primarily due to a decrease in severance expense of $2.4 million, staff related expense of $1.6 million, legal fees of $1.0 million and depreciation of $0.7 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $4.0 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively. The $4.0 million expense in 2012 consisted of the following activities in our Domestic segment (amounts may not total due to rounding of individual components):

•	$3.1 million of impairment losses related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets in our Decatur, Illinois and Jonesboro, Arkansas facilities;
•	$0.5 million of restructuring charges related to lease, utilities, maintenance, and security expense that will continue to be incurred for the Decatur, Illinois location;
•	$0.5 million of restructuring charges related to revised estimates of our expected lease term for our Regina, Saskatchewan site; partially offset by
•	a reversal of $0.2 million of restructuring charges related to our Grand Junction, Colorado site that was re-opened in the third quarter of 2012.

Operating Loss

We reported an operating loss of $12.0 million in the nine months ended September 30, 2012 and $19.3 million in the nine months ended September 30, 2011. Operating loss as a percentage of revenue was 8.4% for the nine months ended September 30, 2012 compared to 11.4% for the nine months ended September 30, 2011. The change in operating loss was due to higher gross profit and lower selling, general and administrative expenses, partially offset by higher impairment losses and restructuring charges in 2012, as previously discussed.

Income Tax

Income tax benefit for the nine months ended September 30, 2012 and 2011 was $0.0 million and $0.3 million, respectively. The income tax benefit is primarily related to taxable losses from our Canadian operations due to a full valuation allowance recorded on our U.S. deferred tax assets and tax holidays in the Philippines, Costa Rica and Honduras.

Net Loss

Net loss was $11.6 million for the nine months ended September 30, 2012 and $19.0 million for the nine months ended 2011. The decreased net loss was due to improved gross profit and lower selling, general and administrative expenses, partially offset by higher restructuring charges and lower income tax benefit in 2012, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, working capital totaled $32.0 million and our current ratio was 2.40:1, compared to working capital at December 31, 2011, of $32.8 million and a current ratio of 2.40:1.

We have historically financed our operations, liquidity requirements, capital expenditures, and capacity expansion primarily through cash flows from operations, and to a lesser degree, through various forms of debt and leasing arrangements. In addition to funding basic operations, our primary uses of cash typically relate to capital expenditures to upgrade our existing information technologies and service offerings and investment in our facilities. During the nine months ended September 30, 2012 and 2011, we borrowed and re-paid approximately $16.2 million and $1.9 million, respectively, and there was no balance outstanding on our line of credit as of September 30, 2012. Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement is effective February 28, 2012 through February 28, 2015. The amount that we may borrow under the Credit Agreement is subject to a borrowing base calculation, and has an initial availability of $10 million, with the flexibility to borrow up to $20 million at our option. Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement. We granted Wells Fargo a security interest in all of our cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures. As of September 30, 2012, there was no balance outstanding on our credit facility and we were in compliance with our covenants. We are required to agree on financial covenants with Wells Fargo for the remaining term of the Credit Agreement beyond 2012, and any failure to do so will constitute an event of default.

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

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,325	$658
Investing activities	(4,185)	(6,922)
Financing activities	3	140
Effect of foreign exchange rates on cash	(663)	(1,100)
Net decrease in cash and cash equivalents	$(520)	$(7,224)

Our balance of cash and cash equivalents was $9.2 million at September 30, 2012, compared to a balance of $9.7 million at December 31, 2011.

Operating Activities. Net cash provided by operating activities increased $5.1 million from $(0.8) million for the nine months ended September 30, 2011 to $4.3 million for the nine months ended September 30, 2012. The increase in cash provided by operating activities was driven by a $7.4 million decrease in our net loss, partially offset by changes in working capital and other current assets that caused a decrease in operating cash flows of $2.8 million in the nine months ended September 2012, compared to the nine months ended September 30, 2011 combined with a $0.5 million net increase in non-cash transactions, including depreciation, non-cash compensation and deferred income taxes, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Investing Activities. Net cash used in investing activities was $4.2 million in the nine months ended September 30, 2012, compared to $6.9 million in the nine months ended September 30, 2011. The decrease was due to a decrease of $2.7 million in purchases of property, plant and equipment as management reduced our amount of new capital spend during 2012.

Financing Activities. Net cash provided by financing activities decreased by approximately $0.1 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease was due to a lower amount of proceeds from stock issuances in 2012.

Contractual Obligations. Other than operating leases for certain equipment and real estate and commitments to purchase goods and services in the future, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations. We maintain a secured revolving credit facility with Wells Fargo Bank, N.A. which we use to finance regular, short-term operating expenses. The amount that we may borrow under the Credit Agreement is subject to a borrowing base calculation, and has an initial availability of $10 million, with the flexibility to borrow up to $20 million at our option. The credit facility expires on February 28, 2015. During the nine months ended September 30, 2012, we drew and re-paid approximately $16.2 million on our credit facility. There was no balance outstanding on the line of credit as of September 30, 2012 and we were in compliance with our covenants.

During the nine months ended September 30, 2012, there were no other material changes in our contractual obligations. For a complete discussion of our contractual obligations as of December 31, 2011, see Item 7. “Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our business currently has a high concentration of a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering would have a material adverse effect on our business, liquidity, operating results, and financial condition. These client relationships are further discussed in Note 6, “Principal Clients,” to our Condensed Consolidated Financial Statements, which are included at Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of September 30, 2012. Refer to Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding these risks.

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

Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had a material adverse effect on our results of operations or financial condition. However, there is a risk that inflation could occur in certain countries in which we operate which could have an adverse effect on our financial results. We engage in hedging activities which may reduce this risk; however, currency hedges do not, and will not, eliminate our exposure to foreign inflation.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our cash and cash equivalents and debt obligations. Cash and cash equivalents are not restricted. We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. Management would not expect our cash and cash equivalents to be affected, to any significant degree, by any sudden changes in market interest rates. Declines in interest rates over time will, however, reduce our interest income derived from cash and cash equivalents. We currently have a $10 million secured credit facility, which can grow to $20 million. The interest rate on our credit facility is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates. We drew $16.2 million on our line of credit during the nine months ended September 30, 2012, and as of September 30, 2012, there was no amount outstanding on the line of credit. If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Risks

We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies. The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts. The market risk exposure is essentially limited to risk related to currency rate movements. We operate in Canada, the Philippines, Costa Rica and Honduras. The functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts primarily generate revenues which are paid to us in U.S. dollars. In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. In connection with the termination of our secured line of credit with UMB Bank, we liquidated all of our outstanding hedge positions with UMB Bank in the first quarter of 2012, and replaced them with new hedges with Wells Fargo Bank, which resulted in a gain of approximately $0.2 million during the first quarter of 2012. As of September 30, 2012, we have not entered into any arrangements to hedge the Costa Rican colon or Honduran lempira relative to the U.S. dollar. As of September 30, 2012, we had contracted to purchase 10.6 million Canadian dollars to be delivered periodically through June 2013 and we had contracted to purchase 1,180 million Philippine pesos to be delivered periodically through September 2013.

During the nine months ended September 30, 2012, there were no other material changes in our market risk exposure. For a complete discussion of our market risks associated with foreign currency and interest rate risks as of December 31, 2011, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011. Also, refer to Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I. Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information regarding these risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX
		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011

	Certificate of Amendment to the Certificate of Incorporation of
3.3	StarTek, Inc. filed with the Delaware Secretary of State on May 21,	10-K	3.3	3/8/2000
	1999.

	Certificate of Amendment to the Certificate of Incorporation of
3.4	StarTek, Inc. filed with the Delaware Secretary of State on May 23,	10-Q	3.4	8/14/2000
	2000.

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1 *†	2012 Incentive Bonus Plan.

	First Amendment to Credit and Security Agreement, by and among
10.2 *	Wells Fargo Bank , National Association, and StarTek, Inc.

	Certification of Chad A. Carlson pursuant to Section 302 of the
31.1 *	Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Lisa A. Weaver pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.

	Written Statement of the Chief Executive Officer and Chief
32.1 *	Financial Officer furnished pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002.

	The following materials are formatted in Extensible Business
	Reporting Language (XBRL): (i) Condensed Consolidated
	Statements of Comprehensive Loss
	for the three and nine months ended September 30, 2012 and 2011,
101 #	(ii) Condensed Consolidated Balance Sheets as of September 30,
	2012 and December 31, 2011, (iii) Condensed Consolidated
	Statements of Cash Flows for the three and nine months ended
	September 30, 2012 and 2011, and (iv) Notes to Condensed
	Consolidated Financial Statements.

* Filed with this Form 10-Q.

# Furnished, not filed.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

(REGISTRANT)

By:	/s/CHAD A. CARLSON	Date:	November 6, 2012
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LISA A. WEAVER	Date:	November 6, 2012
Lisa A. Weaver
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
		Incorporated Herein by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997

3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011

	Certificate of Amendment to the Certificate of Incorporation of
3.3	StarTek, Inc. filed with the Delaware Secretary of State on May 21,	10-K	3.3	3/8/2000
	1999.

	Certificate of Amendment to the Certificate of Incorporation of
3.4	StarTek, Inc. filed with the Delaware Secretary of State on May 23,	10-Q	3.4	8/14/2000
	2000.

4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007

10.1 *†	2012 Incentive Bonus Plan.

	First Amendment to Credit and Security Agreement, by and among
10.2 *	Wells Fargo Bank , National Association, and StarTek, Inc.

	Certification of Chad A. Carlson pursuant to Section 302 of the
31.1 *	Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Lisa A. Weaver pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.

	Written Statement of the Chief Executive Officer and Chief
32.1 *	Financial Officer furnished pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002.

	The following materials are formatted in Extensible Business
	Reporting Language (XBRL): (i) Condensed Consolidated
	Statements of Comprehensive Loss
	for the three and nine months ended September 30, 2012 and 2011,
101 #	(ii) Condensed Consolidated Balance Sheets as of September 30,
	2012 and December 31, 2011, (iii) Condensed Consolidated
	Statements of Cash Flows for the three and nine months ended
	September 30, 2012 and 2011, and (iv) Notes to Condensed
	Consolidated Financial Statements.

* Filed with this Form 10-Q.

# Furnished, not filed.

† Management contract or compensatory plan or arrangement.

