Form 10-K
period 2012-12-31
StarTek, Inc.
filed 2013-03-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12793

StarTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

8200 E. Maplewood Ave., Suite 100
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip code)

(303) 262-4500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012 was approximately $35.5 million. As of March 1, 2013, there were 15,299,579 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its annual meeting of stockholders to be held May 6, 2013.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

Part I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

•	certain statements, including possible or assumed future results of operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	any statements regarding the prospects for our business or any of our services;

•
any statements preceded by, followed by or that include the words “may,” “will,” “should,” “seeks,” “believes,” “expects,” “anticipates,” “intends,” “continue,” “estimate,” “plans,” “future,” “targets,” “predicts,” “budgeted,” “projections,” “outlooks,” “attempts,” “is scheduled,” or similar expressions; and

•	other statements regarding matters that are not historical facts.

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

Unless otherwise noted in this report, any description of “us," “we” or "our" refers to StarTek, Inc. and its subsidiaries.  Financial information in this report is presented in U.S. dollars.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with approximately 10,200 employees, whom we refer to as Brand Warriors, that have been committed to making a positive impact on our clients’ business results for over 25 years.  Our mission is to enable and empower our Brand Warriors to fight for our clients’ brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives resulting in a trusted partnership.  The StarTek Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  The StarTek Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients.  StarTek has proven results for the multiple services we provide including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities including voice, chat, email, IVR and back-office support.  StarTek has delivery centers in the United States, Philippines, Canada, Costa Rica, Honduras and through its StarTek@Home workforce.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America.  As of December 31, 2012, our Domestic segment included the operations of five facilities in the United States and two facilities in Canada; our Asia Pacific segment included the operations of two facilities in the Philippines; and our Latin America segment included the operations of one facility in Costa Rica and one facility in Honduras.

Service Offerings

We provide customer experience management throughout the life cycle of our clients’ customers.  These service offerings include customer care, sales support, inbound sales, complex order processing, accounts receivable management, technical and product support, up-sell and cross-sell opportunities and other industry-specific processes.  We provide these services by leveraging technology, agent performance tools, analytics and self service applications to enable and empower our Brand Warriors.

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

Sales Support. Our revenue generation service supports every stage of the customer lifecycle and includes end-to-end pre and post-sales programs. Lead generation, direct sales, account management and retention programs, and marketing analysis and modeling are all available. We have the ability to increase customer purchasing levels, implement product promotion programs, introduce our clients' customers to new products and enhanced service offerings, secure additional customer orders and handle inquires related to post sales support. Unique service offerings are tailored to meet the specific needs of consumers.

Provisioning and Order Processing.  Our services enable our clients to provide large-scale project management and customer relations services to their customers in a more efficient and cost-effective way. Our suite of order processing services range from enterprise level large-scale project management to direct-to-consumer order processing. Our complex order processing services provide our clients with large-scale project management and direct relationship management for their large enterprise customers. These services include full lifecycle order management and technical sales support for high-end communications services, such as wireline, wireless, data and customer premise equipment. In addition, we process order fallout from our clients' automated systems, complete billing review and revenue recovery and perform quality assurance. Our direct-to-consumer services include provisioning, order processing and transfer of accounts between client service providers.

Receivables Management.  StarTek helps our clients reduce their bad debt write-offs and day sales are outstanding as a natural extension of their operation. We provide billing, credit card support and first-party collections through our receivables management services. These services allow our clients to reduce the risk of non-payment by directly transferring the calls made by delinquent customers to us and our Brand Warrior representatives encourage the customers to “self-cure” in order to continue to receive service. Customers may immediately pay their current bill through credit or debit card payments, electronic checks or money orders.

Up-sell and Cross-sell Programs. Whether providing direct response services for marketing campaigns or enabling companies to test new offerings with existing customers, StarTek is an expert at converting opportunities to sales. Companies spend a great amount of time and money to develop up-sell and cross-sell opportunities with their customers and we consistently outsell other internal and external providers.

Our goal is to provide higher conversion rates and improve the average revenue per sale. We select managers and representatives who not only have a sales mentality, but are dedicated to helping customers. StarTek also employs a proven sales training methodology that all our sales and service representatives employ and they are supported by dedicated management teams. By working with our clients and providing a true sales team culture, we are able to achieve superior sales results.

Additional Services. We provide other industry-specific processes including training curriculum development, workforce management, dialer automation and disposition.   These services include both automated and live-agent interaction.

StarTek's Production Disposition Tools are designed to capture line of business-specific queue metrics and order data, as well as drive order entry accuracy and efficiency; document and capture new orders as a means of validation and audit; capture and assess agent level accuracy on order entry accuracy, completeness and comment field description.

In addition, our Solutions Team engages with clients to understand their specific goals and anticipate the needs of their customers.  As a part of the StarTek Advantage System, the Solutions Team is involved from the earliest stages of the life cycle of our client engagements through ongoing operations in order to find the right solution from existing StarTek tools and emerging technologies.

CUSTOMER TRENDS

We have observed a few emerging trends in client requirements of our industry.  Our clients are increasingly focused on: (1) improving the customer experience; (2) increasing up-sell and cross-sell opportunities; and (3) reducing total overall cost of ownership.  We deliver a high level of customer satisfaction, as evidenced by our clients’ customer service awards and our clients’ ranking of StarTek relative to other outsourced partners.  We have demonstrated to our clients our success in increasing revenue per subscriber by the results of our up-sell and cross-sell methodologies during customer interactions.  Our clients value a combination of on-shore, near-shore, offshore and home agent delivery platforms to optimize their customer support costs.  In response to the demand for offshore solutions, we opened our first facility in the Philippines in 2008 and a second facility in 2010.  In response to this demand for near-shore solutions, we opened a new facility in Costa Rica in 2010 and in

Honduras in 2011, which enabled us to provide a near-shore solution, also increasing our Spanish capability.  Given this demand, we plan to continue to grow the number of offshore and near-shore agents.

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

KEY COMPETITIVE DIFFERENTIATORS

StarTek Advantage System

The sum total of the StarTek culture, the StarTek Operating Platform, customized solutions for every client program and our continuous improvement process is our StarTek Advantage System.  The StarTek Advantage System empowers and enables our leaders to deliver consistent execution of operational results while driving year over year improvement for our clients’ critical business requirements.

StarTek’s culture is built on trust and servant leadership. Servant leadership puts the employees first and leads with a focus on solving problems and promoting personal development.   We are a gathering of like minded professionals determined to make a positive impact for our employees, our clients and our stakeholders.

StarTek Operating Platform provides the expertise, best practices and thought leadership to move our clients’ programs toward specific, measurable goals.  It includes execution and innovation in every area of the operation from onboarding our employees, enabling our employees, executing against goals, evaluating performance, improving performance and enhancing our client’s business.

StarTek deploys solutions which leverage what we have now, what we have learned from experience across a breadth of clients and industries and what we hear and understand from our client’s goals.  We will deliver the right people with the right leadership enabled by the right technology and empowered by the right tools to make a meaningful impact to our clients’ business.

We offer a variety of customer management solutions that provide front to back-office capabilities utilizing the right delivery platform including onshore, near shore, offshore and StarTek@Home sourcing alternatives. We also offer multi-channel interactions across voice, chat, email and IVR channels.  We believe that we are differentiated by our client centric culture, quality of our execution and results, our flexibility and competitive pricing.

Customization

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

STRATEGY

Successful outsourcing partnerships strike a balance by delivering our clients a better customer experience through an efficient support model while generating a fair return for our stakeholders.  Therefore, our mission is simple.  We enable and empower our Brand Warriors to fight for our clients’ brands every day in order to return value to our stakeholders. Our employees and customer service agents are called Brand Warriors because they are on the front lines protecting and promoting our clients’ brands, which creates loyalty for our clients’ products and services.  Our clients’ business objectives become our business objectives, as we seek to become their trusted partner.  Every day, we strive to better understand our clients’ market and competitive challenges so that we can play a more effective role as a trusted partner in their businesses.  We seek to build customer loyalty and reduce our customers’ costs through specific actionable continuous improvement efforts.  Management believes that empowering and enabling our Brand Warriors is the most important way we can deliver the best possible consistent customer experience.  StarTek’s leadership team is committed to driving year over year continuous improvement for our clients’ businesses not only in customer experience but in total cost of ownership.

We seek to become a market leader in providing meaningful impact business process outsourcing ("BPO") services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs.  In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a quality customer experience to our client’s customers. To become a leader in the market, our strategy is to:

•	grow our existing client base by deepening and broadening our relationships,

•	add new clients and continue to diversify our client base,

•	improve the profitability of our business through operational improvements, increased utilization,

•	expand our global delivery platform to meet our clients' needs, and

•	broaden our service offerings by providing more innovative and technology-enabled solutions.

HISTORY OF THE BUSINESS

StarTek was founded in 1987.  At that time, our business was centered on supply chain management services, which included packaging, fulfillment, marketing support and logistics services.  After our initial public offering on June 19, 1997, we began operating contact centers, which primarily focused on customer care, and grew to include our current suite of offerings as described in the “Business Overview” section of this Form 10-K.

SEASONALITY

Our business has been seasonal only to the extent that our clients’ marketing programs and product launches are geared toward the winter holiday buying season.

INDUSTRY

Outsourcing of non-core activities, such as those we provide, offers companies the ability to focus on their core competencies, leverage economies of scale and control variable costs of the business while accessing new technology and trained expert personnel.  As the business environment continues to evolve, it has become more difficult and expensive for some companies to maintain the necessary personnel and service capabilities in-house to provide business process services on a cost-effective basis. Accordingly, we anticipate that outsourced customer care services will grow significantly in the coming years.  In general, we believe that industries having higher levels of customer contact and service volume, such as the communications industry, tend to be more likely to seek outsourced services as a more efficient method of managing their technical support and customer care functions. We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.

COMPETITION

We compete with a number of companies that provide similar services on an outsourced basis, including business process outsourcing companies such as Teleperformance; Convergys Corporation; Transcom; NCO Group; Aegis PeopleSupport; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc., Stream Global Services, Inc. and West Corporation.  We compete with the aforementioned companies for new business and for the expansion of existing business within the clients we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as proven performance to add value to our clients.  We believe our success is contingent more on our targeted service offering and performance delivery to our clients than our overall size.  Several of our competitors merged during the last three years, which increased the size and reach of those competitors, which may affect our competitive position.  There are also many private equity backed companies actively pursuing sale so further consolidation in the industry is expected.  However, we believe there are integration challenges involved in consolidations, which may provide us an opportunity to deliver superior customer service to our clients.  Some competitors may offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services.  We primarily compete with the aforementioned companies on the basis of price and quality.  As such, our strategy continues to be to execute on our clients’ quality metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost effective solution and driving year over year improvement.  We view our competitive advantage as being a large enough company to offer the breadth of service offerings that are often requested by our clients while being agile enough to quickly respond to our clients’ needs.

CLIENTS

We provide service to clients from our locations in North America, Latin America and Asia Pacific. Approximately 94% of our revenue is derived from clients within the communications industry.

Our two largest customers, AT&T Inc. (“AT&T”) and T-Mobile USA, Inc. (“T-Mobile”) (a subsidiary of Deutsche Telekom), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of a large program from one of these clients, a significant reduction in the amount of business we receive from a principal client, renegotiation of pricing on several programs simultaneously for one of these clients, the delay or termination of a principal clients’ product launch or service offering, or the complete loss of one or more of these principal clients would adversely affect our business and our results of operations. Also, our clients may unilaterally reduce their use of our services under our contracts without penalty.

Our work for AT&T is covered by several statements of work (the "SOW") for a variety of different lines of AT&T business.  These contracts expire over the course of 2013 through 2015. The initial term of our master service agreement covering all AT&T work expired in January 2010, and was extended annually through January 31, 2013.  On January 25, 2013, we entered into a new master services agreement with AT&T Services, Inc., which expires December 31, 2015 and may be extended upon mutual agreement.

On July 28, 2011, we entered into a new master services agreement (the “MSA”) with T-Mobile effective July 1, 2011, which covers all services that we provide to T-Mobile. The MSA replaces the previous master services agreement dated October 1, 2007 and has an initial term of five years with automatic renewal for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

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

EMPLOYEES AND TRAINING

As of December 31, 2012, we employed approximately 10,200 employees. Approximately 2,300 were employed in the United States and approximately 7,900 were employees in foreign countries. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2012. We believe our overall relations with our workforce are good.

CORPORATE INFORMATION

Our principal executive offices are located at 8200 E. Maplewood Ave., Suite 100, Greenwood Village, Colorado 80111. Our telephone number is (303) 262-4500. Our website address is www.startek.com.  Our stock currently trades on the New York Stock Exchange ("NYSE") under the symbol SRT.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.startek.com) as soon as practicable after we furnish it to the Securities and Exchange Commission (“SEC”). We also make available on the “Investor Relations” page of our corporate website, the charters for the Compensation Committee, Audit Committee and Governance and Nominating Committee of our Board of Directors, as well as our Corporate Governance Guidelines and our Code of Ethics and Business Conduct.

None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS

 A substantial portion of our revenue is generated by a limited number of clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

Revenue from our two largest clients, AT&T, Inc. and T-Mobile, accounted for 32.3% and 28.2%, respectively, of our revenues for the year ended December 31, 2012. Upon exiting 2012, both clients were under 30% each.

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to timely replace the revenue generated by them. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients' industries, as discussed further below. In the first quarter of 2012, we received notice from one of our largest clients of a significant reduction in volume.

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

We enter into written agreements with each client for our services and seek to sign multi-year contracts with our clients. However these contracts generally permit termination upon 30 to 90 days notice by our clients, do not designate us as our clients' exclusive outsourced services provider, do not penalize our clients for early termination, hold us responsible for work performed that does not meet pre-defined specifications and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results. If a principal client cancelled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients' customers, as described above, our business depends in part on the success of our clients' products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us which would have an adverse effect on our revenue, results of operations and overall financial condition.

Our client base is concentrated in the communications industry and our strategy partially depends on a trend of communications companies continuing to outsource non-core services. If the communications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our current clients are almost exclusively communications companies, which include companies in the wire-line, wireless, cable and broadband lines of business. During 2012, we experienced lower call volumes from our customers in the wire-line and wireless businesses which adversely affected our results. Currently, our business is largely dependent on continued demand for our services from clients in this industry and on trends in this industry to purchase outsourced services. A significant change in this trend could have a materially adverse effect on our financial condition and results of operations.

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

Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients' customers, and as a result, our capacity utilization varies, and demands on our capacity are, to some degree, beyond our control. We have experienced, and in the future may experience periods of idle capacity from opening new facilities where forecasted volume levels do not materialize. In addition, we have experienced, and in the future may experience idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes. From time to time, we assess the expected long-term capacity utilization of our facilities. Accordingly, we may, if deemed necessary, consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins.

We closed our facility in Collinsville, Virginia during the first quarter of 2012. In 2012, the decision was made to consolidate the business performed in Enid, Oklahoma into another U.S. facility. In February 2012, we received a customer notification of its intent to reduce its business in our Decatur, Illinois and Jonesboro, Arkansas facilities. We secured new business for the Jonesboro facility and we continue to sell to this capacity. The Decatur facility closed in January 2013. During 2012, we recognized $4.1 million in impairment losses and restructuring charges related to facility closures and assets whereby the carrying value did not support future cash flows. We may incur further impairment losses and restructuring charges during 2013 related to any additional planned closures. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

In 2011 we expanded into the Honduras market and during 2012 we filled the initial commitment and added incremental space to handle expected demand. If we are unable to sell this capacity in the near term our results will be less than full capacity utilization. Our two Philippine centers are close to full capacity and we are managing the seasonal efforts of our clients to the best of our ability. Capacity utilization may fluctuate as client demand ebbs and flows and we may need to add incremental space in order to sell incremental business.

If client demand declines due to economic conditions or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Our operations in Canada, the Philippines, Costa Rica and Honduras subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business outside the United States, in Canada, the Philippines, Costa Rica and Honduras, we are exposed to market risk from changes in the value of the Canadian dollar, Philippine peso, Costa Rican colon and the Honduran lempira. Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations and, therefore, may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, but the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars, Philippine pesos and, to a lesser extent, the Costa Rican colon and Honduran lempira. Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso, Costa Rican colon or Honduran lempira exchange rates can cause significant fluctuations in our results of operations. We engage in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar and the Philippine peso. During 2012, we did not enter into hedging agreements for the Costa Rican colon or Honduran lempira. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from further strengthening of these currencies against the U.S. Dollar.
As a global company, we are subject to social, political and economic risks of doing business in many countries.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2012, we generated approximately 65.0% or $128.7 million of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions;

•	differing employment practices and labor issues;

•	local businesses and cultural factors that differ from our usual standards and practices;

•	volatility in currencies;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements and other laws;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	political instability, uncertainty over property rights, civil unrest, political activism or the continuation or escalation of terrorist activities; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.
Our global growth (including growth in new regions in the United States) also subjects us to certain risks, including risks associated with funding increasing headcount, integrating new offices, and establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with regulations such as the Foreign Corrupt Practices Act and similar laws.
Although we have committed substantial resources to expand our global platform, if we are unable to successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition and results of operations could be harmed.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our business is labor intensive and, as is typical for our industry, continues to experience high personnel turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees, which, in turn, requires significant recruiting and training costs. Such turnover adversely affects our operating efficiency, productivity and ability to fully respond to client demand, thereby adversely impacting our operating results.   Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers but also with other similar-paying jobs, including retail, services industries, food service, etc.  As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations.  Further increases in employee turnover or failure to effectively manage these high attrition rates would have an adverse effect on our results of operations and financial condition.

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

During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2012, the local economies in some of the locations in which we operate experienced growth, which causes pressure on labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive. Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease. In the past, some of our employees have attempted to organize a labor union, and economic and legislative changes. may encourage organizing efforts in the future which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

We have experienced significant management turnover and need to retain key management personnel.

In June 2011, Chad A. Carlson was named as our President and Chief Executive Officer. Lisa Weaver became the Chief Financial Officer in October of 2011. Joe Duryea was hired to lead Sales & Marketing in April 2012. Pat Hain became the Vice President, Information and Technology in June 2012. Rod Leach became the Senior Vice President of Global Operations in August 2012. We must successfully integrate any new management personnel whom we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

Our strategy partially depends on a trend of companies continuing to outsource non-core services.

Our existing clients and a number of clients we are currently targeting have been decreasing the number of firms they rely on to outsource their business process outsourced services. Due to financial uncertainties and the potential reduction in demand for our clients' products and services, our clients and prospective clients may decide to further consolidate the number of firms on which they rely for their business process outsourced services to reduce costs. Under these circumstances, our clients may cancel current contracts with us, or we may fail to attract new clients, which will adversely affect our financial condition. In addition, they may seek price reductions on our contracts as means to lower their costs. If global economic and market conditions remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
Our business relies heavily on technology and computer systems, which subjects us to various uncertainties.
We have invested significantly in sophisticated and specialized communications and computer technology and have focused on the application of this technology to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

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

If we make acquisitions, we could encounter difficulties that harm our business.
We may acquire companies, products, or technologies that we believe to be complementary to our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products, or technologies, it may divert resources otherwise available for other purposes or increase our debt. If we use our common stock to acquire companies, products, or technologies, we may experience a change of control or our stockholders may experience substantial dilution or both.
If we are unable to meet the debt covenant requirements under our revolving credit facility, potential growth and results of operations may suffer.

As of December 31, 2012, we had a $10.0 million secured revolving credit facility with Wells Fargo, which has a term of four years. As of December 31, 2012, there was no balance outstanding on this facility. If we do not meet the debt covenant requirements under the new revolving credit facility with Wells Fargo Bank, we may lose an important source of liquidity and be unable to meet short-term cash needs required for growth opportunities and we could face adverse effects on our financial statements, including payments for waivers or higher interest rate obligations.

Our largest stockholder has the ability to significantly influence corporate actions.

A. Emmet Stephenson, Jr., one of our co-founders, together with his wife, owned approximately 23.7% of our outstanding common stock as of February 7, 2013. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more (but less than 30%) of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board, although he has not currently exercised this right. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson's hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $1.77 to a high of $4.26 during 2012.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item; however, there were none.

ITEM 2.  PROPERTIES

As of December 31, 2012, we owned or leased the following facilities, containing in the aggregate approximately 966,000 square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
Domestic:
U.S. Facilities
Greeley, Colorado	1998	35,000	Company Owned
Laramie, Wyoming	1998	22,000	Company Owned (c)
Greeley, Colorado	1999	88,000	Company Owned (f)
Enid, Oklahoma	2000	47,500	Company Owned (h)
Grand Junction, Colorado	2000	54,500	Leased
Decatur, Illinois	2003	37,500	Leased (i)
Lynchburg, Virginia	2004	38,600	Leased
Victoria, Texas	2008	54,100	Leased (d)
Mansfield, Ohio	2008	31,000	Leased
Jonesboro, Arkansas	2008	65,400	Leased
Greenwood Village, Colorado	2012	13,300	Leased (a)
Canadian Facilities
Kingston, Ontario	2001	49,000	Leased (g)
Cornwall, Ontario	2001	22,100	Leased (j)
Regina, Saskatchewan	2003	62,000	Leased (b)
Thunder Bay, Ontario	2006	33,000	Leased (e)
Asia Pacific:
Philippine Facilities
Makati City, Philippines	2008	78,000	Leased
Ortigas, Philippines	2010	159,000	Leased
Latin America:
Costa Rica Facility
Heredia, Costa Rica	2010	37,000	Leased
Honduras Facility
San Pedro Sula, Honduras	2011	39,100	Leased

(a) Company headquarters, which houses executive and administrative employees; the headquarters site was relocated from Denver, Colorado in June 2012.

(b) Our Regina, Saskatchewan facility ceased operations in February 2009.

(c) Our Laramie, Wyoming facility ceased operations in January 2010 and is listed as held for sale in our Consolidated Balance Sheet.

(d) Our Victoria, Texas facility ceased operations in January 2010 and is currently being sublet through the remaining lease term.

(e) Our Thunder Bay, Ontario facility ceased operations in March 2010 and is currently being sublet through the remaining lease term.

(f) Our Greeley, Colorado facility ceased operations in December 2010 and is listed as held for sale in our Consolidated Balance Sheet.

(g) Our Kingston, Ontario location was sold under a sale-leaseback agreement effective October 31, 2012.

(h) Our Enid, Oklahoma facility ceased operations in March 2012 and is listed as held for sale in our Consolidated Balance Sheet.

(i)	Our Decatur, Illinois facility ceased operations during 2012 and the facility was closed in January 2013.

(j)	Our Cornwall, Ontario facility will cease operations in the second quarter of 2013; the lease will terminate in June 2013.

Substantially all of our facility space can be used to support any of our business process outsourced services. We believe our existing facilities are adequate for our current operations. We intend to maintain efficient levels of excess capacity to enable us to readily provide for needs of new clients and increasing needs of existing clients.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE for the periods shown:

	High	Low
2011
First Quarter	$5.75	$4.50
Second Quarter	$5.58	$3.41
Third Quarter	$3.93	$2.78
Fourth Quarter	$2.90	$1.55
2012
First Quarter	$3.35	$1.95
Second Quarter	$3.40	$1.77
Third Quarter	$3.24	$2.68
Fourth Quarter	$4.26	$2.85

HOLDERS OF COMMON STOCK

As of March 1, 2013, there were 1,824 stockholders of record and 15,299,579 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

DIVIDEND POLICY

On January 22, 2007, our board of directors announced it would not declare a quarterly dividend on our common stock in the first quarter of 2007, and did not expect to declare dividends in the near future, making the dividend paid in November 2006 the last quarterly dividend that will be paid for the foreseeable future.  We plan to invest in growth initiatives in lieu of paying dividends.

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

The balance of the information required by Item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies.

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes our consolidated financial condition as of December 31, 2012 and 2011, and our consolidated results of operations for the years then ended. We are considered a "smaller reporting company" under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our audited consolidated statements of operations and comprehensive income (loss), cash flows and changes in stockholders' equity for two, rather than three, years.

OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with approximately 10,200 employees, whom we refer to as Brand Warriors, that have been committed to making a positive impact on our clients’ business results for over 25 years.  Our mission is to enable and empower our Brand Warriors to fight for our clients’ brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives resulting in a trusted partnership.  The StarTek Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  The StarTek Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients.  StarTek has proven results for the multiple services we provide including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities including voice, chat, email, IVR and back-office support.  StarTek has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through its StarTek@Home workforce.

We seek to become a valuable partner by helping our clients effectively handle their customers throughout the customer life cycle. Through this effort we expect to return value to our stakeholders. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs. In addition, we offer creative industry-based solutions to meet our clients' ever changing requirements. The end result is the delivery of a customer experience which requires little effort by our clients' customers. To become a leader in the market, our strategy is to:

•	grow our existing client base by deepening and broadening our relationships,

•	add new clients and continue to diversify our client base,

•	improve the profitability of our business through operational improvements, increased utilization,

•	expand our global delivery platform to meet our clients' needs, and

•	broaden our service offerings by providing more innovative and technology-enabled solutions.

Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. As a result, during the quarter ended March 31, 2012, we revised our business segments, consistent with our management of the business and internal financial reporting structure. Specifically, we consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of December 31, 2012, our Domestic segment included the operations of five facilities in the U.S. and two facilities in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines, and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

In 2012 and 2011, we received lower call volumes in our Domestic facilities, which adversely affected our results. Partially offsetting lower call volumes in North America has been strong demand for our offshore call center services, primarily in our Asia Pacific segment. We have observed that our clients are decreasing the number of agents handling calls by leveraging call disposition technology, and there continues to be a shift toward outsourced and offshore providers. While the increased use of call disposition technology has somewhat adversely impacted our 2012 financial results, the shift toward outsourced and offshore providers has positively impacted our business due to our expanded presence in the Philippines, Costa Rica and Honduras. Part of our strategy, as noted above, is to further expand our geographic footprint offshore and near-shore to capitalize on this trend and to diversify geographic risk. We also believe our clients and potential clients are seeking front and back-office business processes to increase operating efficiencies in order to enhance their customer experience. We are positioned to benefit from this trend as we have developed a comprehensive suite of services which includes front and back-office offerings for our clients.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2012

Jonesboro, Arkansas and Decatur, Illinois
In February 2012, we received written customer notifications that they would be reducing business in our Jonesboro, Arkansas and Decatur, Illinois facilities. The reductions resulted in approximately $21.7 million less revenue during 2012 as compared to 2011, and decreased gross profit by $2.6 million, compared to 2011. In the first half of 2012, we incurred approximately $3.6 million in impairment losses and restructuring costs related to these two facilities as the carrying values of the long-lived assets were not recoverable by future cash flows. We have successfully secured new business for the Jonesboro facility. However, we are not pursuing new business for the Decatur facility and consequently recorded a $0.5 million restructuring reserve in the second quarter of 2012.

Enid, Oklahoma
During the second quarter of 2012, we reclassified the Enid, Oklahoma facility as assets held for sale because we have decided to sell the facility. It was determined that the fair market value was greater than the net book value, therefore no adjustment was made to the net book value and we have reclassified $0.9 million to assets held for sale.

Regina, Saskatchewan
During the third quarter of 2012, we recorded an additional $0.7 million restructuring reserve for this location closed in the second quarter of 2010. This additional reserve was required due to the reassessment of early lease termination timing. The reserve now reflects our lease obligation through the first quarter of 2013. Even though the lease expires July 31, 2013, we believe the probability is high that early termination will occur prior to the end of the first quarter of 2013.

Grand Junction, Colorado
During the third quarter of 2012, we transitioned from one facility to another facility previously occupied. This move resulted in the reversal of a portion of a restructuring reserve recorded in the fourth quarter of 2010 related to the Grand Junction, Colorado facility that has been re-opened.

SUBSEQUENT EVENTS
In February 2013, we announced the closure of our Cornwall, Ontario facility due to an end of life client program. Operations will cease during the second quarter of 2013. This follows the 2011 reduction of business which resulted in the renegotiation of the facility lease for a smaller portion of the space.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2012		2011
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$99,827	50.4%	$157,026	71.5%
Cost of services	92,431	52.8%	145,952	71.8%
Gross profit	$7,396	32.2%	$11,074	68.3%
Gross profit %	7.4%		7.1%
Asia Pacific:
Revenue	$79,683	40.2%	$54,637	24.9%
Cost of services	63,207	36.1%	46,574	22.9%
Gross profit	$16,476	71.6%	$8,063	49.7%
Gross profit %	20.7%		14.8%
Latin America:
Revenue	$18,582	9.4%	$7,830	3.6%
Cost of services	19,457	11.1%	10,758	5.3%
Gross profit	$(875)	-3.8%	$(2,928)	-18.1%
Gross profit %	(4.7)%		(37.4)%
Company Total:
Revenue	$198,092	100.0%	$219,493	100.0%
Cost of services	175,095	100.0%	203,284	100.0%
Gross profit	$22,997	100.0%	$16,209	100.0%
Gross profit %	11.6%		7.4%

Revenue

Revenue decreased by $21.4 million, or 9.8%, from $219.5 million in 2011 to $198.1 million in 2012.  The decrease was driven by the Domestic segment.  Revenue in the Domestic segment decreased by 36.4%, or $57.2 million, due in part to five site closures that occurred over the past year in Alexandria, Virginia, Collinsville, Virginia, Enid, Oklahoma, Decatur, Illinois and Kingston, Ontario. These closures resulted in $44.1 million less revenue in 2012 as compared to 2011.  In addition, the downsizing of our facility in Cornwall, Ontario during 2011 resulted in approximately $6.5 million less revenue in 2012 compared to 2011. The ramp-down of business in our Jonesboro, Arkansas facility resulted in $9.4 million less revenue in 2012 compared to 2011.  Other revenue increased by $2.8 million driven by new business bookings during 2012.   Asia Pacific revenue increased 45.8%, or $25.0 million, from $54.7 million to $79.7 million due primarily to the ramp up of new business.  Revenue in our Latin America segment increased $10.8 million or 137.3% from $7.8 million in 2011 to $18.6 million in 2012 due to new business in our Honduras location, which opened in the fall of 2011, and the ramp up of additional business in our Costa Rica facility. Our client base was more diversified during 2012 as compared to 2011 as the growth in Asia Pacific and Latin America was fueled by higher call volumes from two clients who have not historically been among our largest clients, which was more than offset by lower call volumes domestically from our largest client.

Cost of Services and Gross Profit

Cost of services decreased by $28.2 million, or 13.9%, from $203.3 million in 2011 to $175.1 million in 2012.  Gross profit as a percentage of revenue increased from 7.4% in 2011 to 11.6% in 2012.  Domestic cost of services decreased by approximately $53.5 million due primarily to the site closures and ramp-downs mentioned above. Domestic gross profit as a percentage of revenue increased to 7.4% in 2012 from 7.1% in 2011 due to the efficiency improvements and capacity consolidation. Cost of services in the Asia Pacific segment increased by approximately $16.6 million, or 35.7%. The increase was in support of new business in both facilities. Asia Pacific gross profit as a percentage of revenue increased from 14.8% in 2011 to 20.7% in 2012. The improvement was due to the higher utilization as a result of new business launched over the past year. Cost of services in Latin America increased by approximately $8.7 million, or 80.9%. The increase was primarily due to the opening of a new facility in Honduras in 2011, as well as an increase in headcount in Costa Rica mentioned above resulting from new business launches. Latin America gross profit as a percentage of revenue increased from (37.4%) to (4.7%) due to the higher headcount and utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $7.7 million, or 20.6%, from $37.3 million in 2011 to $29.6 million in 2012. The decrease in selling, general and administrative expenses was primarily due to a decrease in severance expense of $3.1 million, staff related expense of $2.2 million, legal fees of $1.0 million and depreciation of $1.1 million.

Impairment Losses and Restructuring Charges

Impairment losses and restructuring charges totaled $4.1 million and $5.5 million for 2012 and 2011, respectively. The $4.1 million expense in 2012 consisted of the following activities in our Domestic segment:

•
$3.1 million of impairment losses related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets in our Decatur, Illinois and Jonesboro, Arkansas facilities;

•	$0.5 million of restructuring charges related to lease, utilities, maintenance, and security expense that will continue to be incurred for the Decatur, Illinois location;

•	$0.7 million of restructuring charges related to revised estimates of our expected lease term for our Regina, Saskatchewan site; partially offset by

•	a reversal of $0.2 million of restructuring charges related to our Grand Junction, Colorado site that was re-opened in the third quarter of 2012.

Operating Loss

We reported an operating loss of $10.7 million in 2012 and $26.6 million in 2011. Operating loss as a percentage of revenue was 5.4% for 2012 compared to 12.1% for 2011. The reduction in operating loss was due in large part to higher gross profit and lower selling, general and administrative expenses, as previously discussed.

Income Tax
Income tax expense for 2012 was $0.1 million compared to a benefit of $0.1 million in 2011.  The income tax expense is the tax impact of the sale of the Kingston, Ontario facility of $0.1 million in addition to the income tax provision for Canadian operations offset by a full valuation allowance recorded on our U.S. deferred tax assets and tax holidays in the Philippines, Costa Rica and Honduras.

Net Loss
Net loss was $10.5 million for 2012 and $26.5 million for 2011. The decreased net loss was due to improved gross profit and lower selling, general and administrative expenses, and lower impairment and restructuring charges, partially offset by increased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion and upgrades of information technologies and service offerings. Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities.

As of December 31, 2012, working capital totaled $36.4 million and our current ratio was 2.5:1, compared to working capital of $32.8 million and a current ratio of 2.40:1 at December 31, 2011. The increase in working capital of approximately $3.6 million was primarily due to a $3.3 million increase in accounts receivable, the result of increased revenues in the fourth quarter of 2012 as compared to the fourth quarter of 2011.  Our days sales outstanding (“DSO”) remained consistent at 68 days for both 2012 and 2011.  We compute DSO as follows:  period-end receivables, net of allowances, divided by the average daily revenue.

Net cash flows provided by operating activities for 2012 was $2.9 million compared to net cash used in operating activities of $1.3 million for 2011. The $4.2 million increase in net cash flows from operating activities was due to a $16.0 million increase in net income, offset by a $10.2 million net decrease in cash flows from assets and liabilities and a $1.6 million decrease in non-cash items such as depreciation and amortization, impairment charges, and stock-based compensation. The $10.2 million net decrease in cash flows from assets and liabilities was principally a result of decreased receivables collections of $12.2 million due to the revenue decline in 2012 versus 2011. This impact was offset by a reduction in payments made under our restructuring plans in 2012 versus 2011; $1.7 million and $3.6 million, respectively.

Net cash used in investing activities in 2012 of $2.8 million consisted of $7.3 million of capital expenditures, offset by the proceeds from the sale leaseback transaction of our Kingston, Ontario property of $3.9 million. This compares to 2011 net cash used in investing activities of $8.3 million primarily for capital expenditures.

For the year ended December 31, 2012, net cash provided by financing activities of seven thousand was primarily attributed to proceeds from purchases of our common stock under our Employee Stock Purchase Plan offset by payments on capital lease obligations. During the year ended December 31, 2012 we borrowed and repaid approximately $28.6 million on our credit facility. There was no outstanding balance on our credit facility as of December 31, 2012 and we were in compliance with our covenants.
After consideration for issued letters of credit under the Credit Agreement, totaling $0.1 million, our remaining borrowing capacity was $9.9 million as of December 31, 2012, which we believe, together with cash on hand and anticipated cash flow from operations, will be adequate to meet our working capital and capital expenditure requirements for the next year.
CONTRACTUAL OBLIGATIONS
As a smaller reporting company we are not required to provide tabular disclosure obligations.
OFF-BALANCE SHEET ARRANGEMENTS
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
We have discussed the development and selection of critical accounting policies and estimates with our Audit Committee. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  If our estimate of the probability of different scenarios changed by 10%, the impact to our financial statements would not be material.  As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2012, we recorded impairment losses in our Domestic segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable based upon our estimated future cash flows.  Given that the impairment losses were valued using internal estimates of future cash flows, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Severance payments that occur from reductions in workforce are in accordance with our postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable.  Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.  We expect to pay approximately $0.9 million of additional restructuring charges under our Victoria and Regina plans which we expect to incur in 2013.  During 2012, we recorded approximately $0.7 million for an additional accrual related to our Regina facility due to changes in our estimates regarding our expected lease term. During 2012, we established an accrual of approximately $0.5 million related to our Decatur, Illinois facility due to a reduction in business. The site closed in January 2013.

Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities and the discount rate utilized to determine the present value of the future expected cash flows.  As described in Note 2, “Impairment Losses and Restructuring Charges,” during the years ended December 31, 2012 and 2011, we closed several facilities.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  We assumed that we could sublease the facility in Grand Junction for a portion of the remaining lease term based on our knowledge of the respective marketplace, as well as our historical ability to sublease our facilities in other locations in which we operate.  We assumed that we could complete a buy-out of the facility in Regina, Saskatchewan due to ongoing negotiations with the landlord of this facility.  In the future, if we sublease for periods that differ from our assumption or if our estimate of a buy-out differs from our assumption, we may be required to record a gain or loss.  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Derivative Instruments and Hedging Activities

We record derivative instruments as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. As of December 31, 2012, we recorded a gross derivative asset related to our unrealized gains of approximately $0.7 million and a gross derivative liability related to our unrealized losses of approximately $0.3 million.  Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We are generally able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2012 and 2011, our cash flow hedges were highly effective and there were no amounts charged for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2012, we recorded a valuation allowance against our U.S. net deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $16.6 million and $20.1 million, respectively.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2012, we had gross federal net operating loss carry forwards of approximately $36.5 million expiring through 2032 and gross state net operating loss carry forwards of approximately $53.1 million expiring through 2032.

We record tax benefits when they are more likely than not to be realized.

Recently Issued Accounting Standards

In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material impact on our financial statements.

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. generally accepted accounting principles ("GAAP"). An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We are exposed to market risk from foreign currency exchange rate fluctuations when subsidiaries with functional currencies other than the U.S. Dollar (“USD”) are translated into our USD consolidated financial statements. To mitigate this risk, we enter into forward currency exchange contracts to reduce the effects on our operating results and cash flows caused by volatility in foreign currency exchange rates. The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured. The cumulative translation effects for subsidiaries using functional currencies other than the USD are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity. Movements in non-U.S. Dollar currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

We serve many of our U.S.-based clients in several non-U.S. locations, such as Canada, the Philippines, Costa Rica and Honduras. Our client contracts are primarily priced and invoiced in US dollars, however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively. In Costa Rica and Honduras, our functional currency is the USD and the majority of our costs are denominated in US dollars.
In order to hedge a portion of our anticipated cash flow requirements denominated in the Canadian dollar and Philippine peso we had outstanding forward contracts as of December 31, 2012 with notional amounts totaling $39.7 million. The average contractual exchange rate for the CAD contracts is 0.98 and for the PHP contracts is 41.6. As of December 31, 2012, we had net total derivative assets associated with these contracts with a fair value of $0.5 million, which will settle within the next 12 months. If the USD were to weaken against the Canadian dollar and Philippine peso by 10% from current period-end levels, we would incur a loss of approximately $4.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures. As of December 31, 2012, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

Interest Rate Risk

We currently have a $10 million secured credit facility, which can increase to $20 million. The interest rate on our credit facility is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

StarTek, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, cash flows and stockholders’ equity for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 8, 2013

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
Revenue	$198,092	$219,493
Cost of services	175,095	203,284
Gross profit	22,997	16,209
Selling, general and administrative expenses	29,645	37,334
Impairment losses and restructuring charges	4,066	5,496
Operating loss	(10,714)	(26,621)
Net interest and other income	342	33
Loss before income taxes	(10,372)	(26,588)
Income tax expense (benefit)	116	(126)
Net loss	$(10,488)	$(26,462)
Other comprehensive income (loss), net of tax:	1	1
Foreign currency translation adjustments	413	(162)
Change in fair value of derivative instruments	614	(1,498)
Comprehensive loss	$(9,461)	$(28,122)

Net loss per common share - basic and diluted	$(0.69)	$(1.75)

Weighted average common shares outstanding - basic and diluted	15,241	15,084

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,183	$9,719
Trade accounts receivable, net	41,070	37,736
Deferred income tax assets	288	193
Derivative asset	733	106
Prepaid expenses	2,045	2,534
Assets held for sale	4,969	4,102
Current portion of note receivable	660	660
Other current assets	1,332	1,277
Total current assets	60,280	56,327
Property, plant and equipment, net	26,310	38,475
Long-term deferred income tax assets	3,930	3,355
Long-term note receivable, net of current portion	602	1,192
Other long-term assets	2,010	2,084
Total assets	$93,132	$101,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,174	$7,385
Accrued liabilities:
Accrued payroll	7,035	7,036
Accrued compensated absences	2,591	3,441
Accrued restructuring costs	725	1,260
Other accrued liabilities	1,425	1,079
Derivative liability	253	616
Deferred revenue	638	671
Deferred income tax liabilities	2,390	1,363
Other current liabilities	1,648	634
Total current liabilities	23,879	23,485
Accrued restructuring costs	232	390
Deferred rent	2,202	2,756
Other liabilities	540	440
Total liabilities	26,853	27,071
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,298,947 and 15,249,829 shares issued and outstanding at December 31, 2012 and 2011, respectively	153	152
Additional paid-in capital	72,435	71,058
Accumulated other comprehensive income	2,529	1,502
Retained earnings (deficit)	(8,838)	1,650
Total stockholders’ equity	66,279	74,362
Total liabilities and stockholders’ equity	$93,132	$101,433

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011
Operating Activities
Net loss	$(10,488)	$(26,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,957	15,750
Impairment of property, plant and equipment	3,086	2,381
Non-cash compensation cost	1,275	1,602
Amortization of deferred gain on sale leaseback transaction	(47)	—
Deferred income taxes	410	(253)
Other, net	204	13
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,287)	8,909
Prepaid expenses and other assets	1,113	1,407
Accounts payable	(121)	87
Income taxes, net	334	(339)
Accrued and other liabilities	(2,525)	(4,363)
Net cash (used in) provided by operating activities	2,911	(1,268)

Investing Activities
Proceeds from note receivable	660	660
Proceeds from sale leaseback transaction	3,884	—
Purchases of property, plant and equipment	(7,305)	(8,958)
Net cash used in continuing investing activities	(2,761)	(8,298)

Financing Activities
Proceeds from stock option exercises	—	111
Proceeds from line of credit	28,641	2,809
Principal payments on line of credit	(28,641)	(2,809)
Net proceeds from the issuance of common stock	103	123
Principal payments on capital lease obligations	(96)	(85)
Net cash provided by financing activities	7	149
Effect of exchange rate changes on cash	(693)	396
Net decrease in cash and cash equivalents	(536)	(9,021)
Cash and cash equivalents at beginning of period	$9,719	18,740
Cash and cash equivalents at end of period	$9,183	$9,719

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$78	$8
Cash paid for income taxes	$5	$370

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income		Total Stockholder's Equity
	Common Stock				Retained Earnings (Deficit)
	Shares	Amount
Balance, December 31, 2010	15,117,029	$151	$69,222	$3,162	$28,112	$100,647
Stock options exercised	27,596	—	111	—	—	111
Restricted shares granted	177,321	2	(2)	—	—	—
Restricted shares forfeited	(122,439)	(1)	1	—	—	—
Shares withheld for taxes on restricted stock vested	(8,131)	—	(34)	—	—	(34)
Issuance of common stock pursuant to Employee Stock Purchase Plan	58,453	—	158	—	—	158
Stock-based compensation expense	—	—	1,602	—	—	1,602
Net loss	—	—	—	—	(26,462)	(26,462)
Change in accumulated other comprehensive income	—	—	—	(1,660)	—	(1,660)
Balance, December 31, 2011	15,249,829	$152	$71,058	$1,502	$1,650	$74,362
Restricted shares granted	38,126	—	—	—	—	—
Restricted shares forfeited	(38,302)	—	—	—	—	—
Shares withheld for taxes on restricted stock vested	(1,023)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	50,317	1	102	—	—	103
Stock-based compensation expense	—	—	1,275	—	—	1,275
Net loss	—	—	—	—	(10,488)	(10,488)
Change in accumulated other comprehensive income	—	$—	$—	$1,027	$—	$1,027
Balance, December 31, 2012	15,298,947	$153	$72,435	$2,529	$(8,838)	$66,279

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. is a global provider of business process outsourcing services. For over 25 years, we have partnered with our clients to effectively handle their customers throughout the customer life cycle. We have provided customer experience management solutions that solve strategic business challenges so that businesses can effectively manage customer relationships across all contact points. Headquartered in Greenwood Village, Colorado, we operate facilities in the U.S., Canada, the Philippines, Costa Rica and Honduras.  Effective January 1, 2012, we revised our business segments in order to better align them with our strategic approach to the markets and customers we serve. Refer to Note 14 for further information. Prior period segment amounts throughout the notes to the consolidated financial statements have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements. We operate within three business segments:  Domestic, Asia Pacific and Latin America.

We are considered a "smaller reporting company" under the applicable disclosure rules of the Securities and Exchange Commission and accordingly, have elected to provide our audited statements of comprehensive loss, cash flows and changes in stockholders' equity for two, rather than three, years.

Consolidation

Our consolidated financial statements include the accounts of all wholly-owned subsidiaries after elimination of significant intercompany balances and transactions.

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

We have reclassified 2011 information to conform to this presentation and the effect of the reclassification for the year ended December 31, 2011 was a $6,776 increase to cost of services and a corresponding decrease to selling, general and administrative expenses ($4,736 Domestic segment, $1,673 Asia Pacific segment and $367 Latin America segment).

The reclassification did not have any effect on our operating loss, net loss or earnings per share for the year ended December 31, 2011. The reclassification also did not have any impact on our Consolidated Balance Sheet, Consolidated Statement of Stockholders' Equity or Consolidated Statement of Cash Flows.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

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

Foreign Currency Translation

The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income.  Foreign currency transaction gains and losses are included in the accompanying Consolidated Statements of Comprehensive Loss. Such gains and losses were not material for any period presented.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  There was no allowance for doubtful accounts as of December 31, 2012 or 2011.

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

Refer to Note 6, “Fair Value Measurements,” for additional information on how we determine fair value for our assets and liabilities.

Cash and Cash Equivalents

We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates.

Derivative Instruments and Hedging Activities

Our derivative instruments consist of foreign currency forward contracts and are recorded as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income.  Changes in a derivative’s fair value are recognized currently in the statements of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2012 and 2011, our cash flow hedges were highly effective and there were no amounts charged for hedge ineffectiveness. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

Assets Held for Sale

We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value and (f) the plan to sell is unlikely to be subject to significant changes or termination.  Assets held for sale are reported at the lower of cost or fair value less costs to sell.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Severance payments that occur from reductions in workforce are in accordance with our postemployment policy and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and estimable. Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.

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
Deferred Gains on Sale and Leaseback Transactions
We amortize deferred gains on the sale and leaseback of properties under operating leases over the life of the lease. The amortization of these gains is recorded as a reduction to rent expense. The deferred gain is recorded in our consolidated balance sheet in current and other current liabilities.

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

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, based on the grant-date fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  We include an estimate of forfeitures when calculating compensation expense.  We use the Black-Scholes method for valuing stock-based awards.  See Note 9, “Share-Based Compensation,” for further information regarding the assumptions used to calculate share-based payment expense.

Recently Adopted Accounting Standards

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

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standard Updates (“ASUs”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The prior option to report other comprehensive income and its components in the statement of stockholders' equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using one continuous statement during 2012 for all periods presented. The adoption of this guidance did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

Recently Issued Accounting Standards

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material impact on our financial statements.

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

2.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the year ended December 31, 2012, we incurred $3,086 of impairment losses in our Domestic segment associated with two facilities where we received customer notification of a ramp-down in business. We were able to secure new business for one of the facilities and the other facility was closed in January 2013 when the lease expired. During the year ended December 31, 2011, we incurred $2,381 of impairment losses in our Domestic segment, due to the impairment of certain long-lived assets for which the carrying value of those assets is not recoverable.  During the year ended December 31, 2011, we recorded $1,053 in impairment losses in our Domestic segment related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets.  In addition, during the year ended December 31, 2011, in our Domestic segment we recorded approximately $1,328 of impairment losses on two buildings to reduce the carrying value to its fair value based upon third-party broker valuations.  Refer to Note 6, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities that are measured at fair value.

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell.  During 2011, we received a new estimated selling price on our Greeley, Colorado facility from our broker due to changing market conditions, which resulted in an impairment of approximately $1,001 to reduce the carrying value to fair value less costs to sell.  As of December 31, 2011, the fair value of the buildings and land less the costs to sell was $4,102.  In 2012, we committed to sell the facility in Enid, Oklahoma, which had a carrying value of $867. We evaluated the facilities during 2012 and determined these these long-lived assets totaling $4,969 meet all the criteria for an asset held for sale and are presented as current assets held for sale on our Consolidated Balance Sheet.

Restructuring Charges

A summary of the activity under the restructuring plans as of December 31, 2012, and changes during the years ended December 31, 2012 and 2011 are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	Decatur	U.S. Total
Balance as of January 1, 2011	$491	$32	$506	$—	$1,029
Expense	157	65	—	—	222
Payments, net of receipts for sublease	(222)	(74)	(229)	—	(525)
Reclassification of liability	57	40	(25)	—	72
Balance as of December 31, 2011	$483	$63	$252	$—	$798
Expense (reversal)	—	(20)	(138)	464	306
Payments, net of receipts for sublease	54	(43)	(114)	(378)	(481)
Balance as of December 31, 2012	$537	$—	$—	$86	$623

	Facility-Related Costs
	Regina	Sarnia	Kingston	Canada Total
Balance as of January 1, 2011	$1,033	$32	$—	$1,065
Expense	1,168	—	87	1,255
Payments, net of receipts for sublease	(1,325)	(32)	(73)	(1,430)
Reclassification of liability	—	—	(14)	(14)
Foreign currency translation adjustment	(24)	—	—	(24)
Balance as of December 31, 2011	$852	$—	$—	$852
Expense	671	—	—	671
Payments, net of receipts for sublease	(1,197)	—	—	(1,197)
Foreign currency translation adjustment	8	—	—	8
Balance as of December 31, 2012	$334	$—	$—	$334

	Termination Benefits
	Cornwall	Kingston	Canada Total
Balance as of January 1, 2011	$—	$—	$—
Expense	1,081	557	1,638
Payments	(1,145)	(453)	(1,598)
Foreign currency translation adjustment	64	(104)	(40)
Balance as of December 31, 2011	$—	$—	$—

The reserves listed above are net of expected sublease rental income. We entered into a sublease agreement for our Victoria, Texas facility through the remainder of its respective lease term, or 2014. We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through 2014. We reversed the balance of $138 associated with our Grand Junction facility as we re-opened the facility due to new business and a ramp-up of activities with existing customers. The restructuring plan for our Laramie, Wyoming facility was completed in 2012, at which time we reversed the remaining balance of $20. During 2012, we increased our reserve for Regina, Saskatchewan by $671 based on updated forecasts of expected sublease income. During 2012, we established a reserve of $464 for our Decatur, Illinois facility, which was closed in January 2013. The leases for our Sarnia, Ontario, Canada and our Kingston, Ontario, Canada locations expired in January 2011 and October 2011, respectively. We do not expect to incur material changes to the restructuring liabilities in future periods for any of these locations.

We expect completion of the Regina, Saskatchewan and Decatur, Illinois restructuring plans no later than mid-2013.  We have made certain assumptions related to our ability to sublease, sell or buy-out the leases on the facilities noted above.  Refer to Note 6, “Fair Value Measurements,” for additional information on the assets and liabilities, including restructuring charges, that are measured at fair value.  We expect to pay $957 in our Domestic segment over the remaining term of the restructuring plans, including lease payments offset by sublease receipts, personal and real property taxes and other miscellaneous facility related costs .  The cumulative amount paid as of December 31, 2012 related to the closures was $8,957 in our Domestic segment in facility-related costs and termination benefits.

Note Receivable

In connection with the sublease of our Victoria, Texas facility, the sublessee is making payments to us for certain furniture, fixtures, equipment and leasehold improvements in the facility.  The payments will be made over the remainder of the lease term, or December 1, 2014, after which time the sublessee will own the assets.  As of December 31, 2012, we have recorded a note receivable of $1,262 for the payments due under this agreement, net of unearned interest income of approximately $58.  The note receivable bears interest at a rate of 4.4% per annum.  Future minimum lease payments under this note receivable are:  $660 in 2013 and $602 in 2014.

3. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted-average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 1,803,199 and 2,176,623 for the years ended December 31, 2012 and 2011, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

4. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2012		2011
	Revenue	Percentage	Revenue	Percentage
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$63,904	32.3%	$127,096	57.9%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$55,916	28.2%	$43,698	19.9%

(1) Revenue from this customer is generated through our Domestic and Asia Pacific segments.
(2) Revenue from this customer is generated through our Domestic, Asia Pacific and Latin America segments.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire over the course of 2013 through 2015.  The initial term of our master services agreement covering all AT&T work expired in January 2010, and had been extended annually with the latest extension through January 31, 2013.   On January 25, 2013, we entered into a new master services agreement with AT&T Services, Inc., which expires December 31, 2015 and may be extended upon mutual agreement.

On July 28, 2011, we entered into a new master services agreement (the “MSA”) with T-Mobile effective July 1, 2011, which covers all services that we provide to T-Mobile. The MSA replaces the previous master services agreement dated October 1, 2007, has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

5.  DERIVATIVE INSTRUMENTS

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

During the years ended December 31, 2012 and 2011, we entered into Canadian dollar forward contracts for a notional amount of 18,640 and 27,080 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the years ended December 31, 2012 and 2011, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 3,013,540 and 2,256,300 Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of December 31, 2012, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of December 31, 2012:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	6,720
Foreign exchange contracts	Philippine peso	1,367,520

The above Canadian dollar foreign exchange contracts are to be delivered periodically through December 2013 at a purchase price of approximately $6,834, and the above Philippine peso foreign exchange contracts are to be delivered periodically through December 2013 at a purchase price of approximately $32,909, and as such we expect unrealized gains and losses reported in accumulated other comprehensive income will be reclassified to earnings during the next twelve months.  Refer to

Note 6, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities.

The following table shows our derivative instruments measured at gross fair value as reflected in the consolidated balance sheets in derivative asset/liability as of December 31, 2012 and 2011:

	As of December 31, 2012		As of December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contracts	$733	$253	$106	$616

The following table shows the effect of our derivative instruments designated as cash flow hedges for the years ended December 31, 2012 and 2011:

	Gain (Loss) Recognized in AOCI, net of tax Years Ended December 31,		Gain Reclassified from AOCI into Income Years Ended December 31,
	2012	2011	2012	2011
Cash flow hedges:
Foreign exchange contracts	$144	$(2,742)	$758	$1,244

6.  FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy.

Restructuring Charges

Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities and the discount rate utilized to determine the present value of the future expected cash flows. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the Consolidated Statements of Comprehensive Income (Loss).

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2012 and 2011, we closed several facilities.  These costs were valued using a discounted cash flow model.  The cash flows consist of the future lease payment obligations required under the lease agreement.  In 2011, we recorded expense of $1,168, or $0.08 per share, for our Regina facility due to a proposal to buy-out the lease at this facility. In 2012, we recorded expense of $671, or $0.04 per share, for our Regina facility due to changes in our estimates regarding our expected lease term. In the future, if we sublease for periods that differ from our assumption or if an actual buy-out of a lease differs from our estimate, we may be required to record a gain or loss.  Future cash flows also include estimated property taxes through the remainder of the lease term, which are valued based upon historical tax payments.  Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy.

Long-Lived Assets

As described in Note 2, “Impairment Losses and Restructuring Charges,” during the year ended December 31, 2012 and 2011, we recorded impairment losses in our Domestic segment.  We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate, we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  The fair value of these long-lived assets after the impairment charges was $1,606 for the year ended December 31, 2011. Given that the impairment losses were valued using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. There were no long-lived assets impaired during 2012.

In 2010, we committed to a plan to sell the buildings and land at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $4,102 at December 31, 2011. The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  During 2012, we committed to sell our Enid, Oklahoma facility, which had a carrying value of $867.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$733	$—	$733
Total fair value of assets measured on a recurring basis	$—	$733	$—	$733

Liabilities:
Foreign exchange contracts	$—	$253	$—	$253
Total fair value of liabilities measured on a recurring basis	$—	$253	$—	$253

	Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$106	$—	$106
Total fair value of assets measured on a recurring basis	$—	$106	$—	$106

Liabilities:
Foreign exchange contracts	$—	$616	$—	$616
Total fair value of liabilities measured on a recurring basis	$—	$616	$—	$616

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis During the Year ended December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,969	$4,969
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,969	$4,969

Liabilities:
Accrued restructuring costs	$—	$—	$957	$957
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$957	$957

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis During the Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,102	$4,102
Property, plant and equipment, net	—	—	1,606	1,606
Total fair value of assets measured on a non-recurring basis	$—	$—	$5,708	$5,708

Liabilities:
Accrued restructuring costs	$—	$—	$1,650	$1,650
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$1,650	$1,650

7. PROPERTY, PLANT & EQUIPMENT

Our property, plant and equipment as of December 31, 2012 and 2011, consisted of the following, by asset class:

	2012	2011
Land	$272	$635
Buildings and improvements	25,824	40,915
Telephone and computer equipment	42,917	57,105
Software	39,948	43,649
Furniture, fixtures, and miscellaneous equipment	19,664	22,956
Construction in progress	2,603	1,528
	131,228	166,788
Less accumulated depreciation	(104,918)	(128,313)
Total property, plant and equipment, net	$26,310	$38,475

In October 2012, we completed a sale leaseback transaction involving land, building and related building improvements at our Kingston, Ontario property. Sales proceeds, net of direct costs of the transaction, totaled approximately $3,884.

The transaction qualified for sale-leaseback accounting treatment under the provisions of ASC Topic 840-40, Sale-Leaseback Transactions, and met the criteria for operating lease classification. As a result, the sold property was removed from our consolidated balance sheet and the gain was measured as the difference between the net sales proceeds, as allocated based on the relative fair values, and the net book value of the sold assets. The resulting gain of approximately $840 is recorded in our consolidated balance sheet in other current liabilities and other liabilities and will be amortized to rent expense over the lease term, which is three years.

8. DEBT

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement was effective February 28, 2012 and has a maturity date of February 28, 2016.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement. As of December 31, 2012, we had no outstanding borrowings on our credit facility and available capacity was $9,900, net of $100 of letters of credit backed by the facility.

Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement.  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.00% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement. We granted Wells Fargo a security interest in all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  In addition, under the Credit Agreement, as amended on August 1, 2012, we were subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the credit Agreement, of no less than the monthly minimum amounts set forth in the First Amendment to the Credit Agreement and 2) limiting non-financed capital expenditures during 2012 to $6,500, provided that such expenditures would not cause the ratio of excess availability, as defined in the Credit Agreement, to aggregate non-financed capital expenditures to be less than 1.50 to 1.00.  The requirement for non-financed capital expenditures may be increased quarterly by an amount equal to 50% of any positive variance between budgeted and actual adjusted EBITDA results measured at the end of each quarter.  On November 16, 2012, we entered into a Second Amendment to the Credit Agreement to increase the limit for non-financed capital expenditures to $9,000 and remove the ratio of excess availability requirement and the ability to increase the limit based on EBITDA results. We were in compliance with all such covenants as of December 31, 2012.

On February 25, 2013, the Company and Wells Fargo agreed on the financial covenants for 2013 and the first quarter of 2014, constituting the Third Amendment to the Credit Agreement. This amendment also clarified certain definitions and extended the term of the Credit Agreement one year to February 28, 2016. Wells Fargo temporarily waived the requirement to agree on financial covenants beyond 2012 until such covenants were finalized in February of 2013. The Company and Wells Fargo are required to agree on financial covenants for the remaining term of the Credit Agreement beyond March 2014, and failure to do so would constitute an event of default.

9. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have a 2008 Equity Incentive Plan (the “Plan”), which reserves 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. As of December 31, 2012, there were 684,922 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

In 2011, we implemented a new independent director compensation plan whereby members of our board of directors are now compensated with equity rather than cash.  Effective October 1, 2011, at the start of each quarter, members of the board of directors, at their option, may elect to receive 1) stock options to purchase shares of common stock with a fair value equivalent to $22,500 (calculated using the Black-Scholes pricing model), 2) common stock with a grant date fair value of $22,500 or 3) any combination of options and stock.  Upon the date of grant, the members of the board of directors are immediately vested in the stock options or stock.  Effective January 1, 2012, the members of the board of directors may also elect to receive deferred stock units with a fair value equivalent to $22,500 (calculated using the Black-Scholes pricing model), with ownership of the common stock vesting immediately or over a period determined by the Committee and stated in the award  Prior to the implementation of this plan on October 1, 2011, stock options or restricted stock awards granted to our board of directors vested as to 25% of the shares after three months from the date of grant, 25% of the shares after six months from the date of grant, 25% of the shares after nine months from the date of grant and 25% each three months thereafter until fully vested.

Stock Options

A summary of stock option activity under the Plan as of December 31, 2012, and changes during the year ended December 31, 2012 are presented below:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of January 1, 2012	2,091,005	$6.52
Granted	727,818	2.38
Forfeited	(1,017,596)	7.75
Expired	(12,100)	26.22
Outstanding as of December 31, 2012	1,789,127	$4.00	8.33
Vested and exercisable as of December 31, 2012	939,276	$4.81	7.82
Vested and expected to vest as of December 31, 2012	1,361,893	$4.06	8.24

The weighted-average grant date fair value of options granted during the years ended December 31, 2012 and 2011 was $1.24, and $2.08, respectively.  The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $1,153, and $1,274, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2012	2011
Risk-free interest rate	0.37% - 1.6%	1.0% - 3.0%
Dividend yield	—%	—%
Expected volatility	56.8% - 77.9%	58.6% - 75.4%
Average expected life in years	5.0	5.0

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Restricted Stock Awards and Deferred Stock Units

A summary of restricted stock awards and deferred stock units activity under the Plans as of December 31, 2012, and changes during the year then ended are presented below:

	Number of Restricted Shares and Units	Weighted-Average Grant Date Fair Value
Nonvested balance as of January 1, 2012	85,618	$5.12
Granted	38,126	2.07
Vested	(71,370)	3.52
Forfeited	(38,302)	5.47
Nonvested balance as of December 31, 2012	14,072	$4.03

The total fair value of restricted stock awards and deferred stock units vested during the years ended December 31, 2012 and 2011 was $251 and $607, respectively.

Compensation Cost

The compensation cost that has been charged against income for stock option awards, restricted stock and deferred stock units for December 31, 2012 and 2011 was $1,275, and $1,602 , respectively, and is included in selling, general and administrative expense.  As of December 31, 2012, there was $766 of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  As of December 31, 2012, there was $23 of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan (ESPP), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On May 7, 2012, an additional 100,000 shares were authorized for issuance under the ESPP; therefore, a total of 400,000 shares were authorized under the ESPP and 131,879 shares were available for issuance as of December 31, 2012.

During 2012 and 2011, 50,317 and 58,453 shares were purchased under this plan at an average price of $2.05 and $2.70, respectively.  Total expense recognized related to the ESPP during the years ended December 31, 2012 and 2011 was $35, and $57, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2012	2011
Risk-free interest rate	0.02% - 0.10%	0.02% - 0.07%
Dividend yield	—%	—%
Expected volatility	48.9% - 93.1%	33.3% - 56.9%
Expected life in years	3 months	3 months

The weighted average grant date fair value of these shares was $0.70, and $0.98 per share during the years ended December 31, 2012 and 2011, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by employees who have completed six months of service and are 21 years or older.  Participants may defer up to 60% of their gross pay, up to a maximum limit determined by U.S. federal law.  Participants receive a matching contribution after one year of service of 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $320 and $469 for the years ended December 31, 2012 and 2011, respectively.

10. NET INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income for the years ended December 31, 2012 and 2011 were composed of the following:

	Year Ended December 31,
	2012	2011
Interest income	$86	$118
Interest expense	(78)	(93)
Other income	334	8
Net interest and other income	$342	$33

11. INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31,
	2012	2011
U.S.	$(21,244)	$(31,711)
Foreign	10,872	5,123
Total	$(10,372)	$(26,588)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2012	2011
Current:
Federal	$(548)	$—
State	(77)	(26)
Foreign	499	3
Total current (benefit)	$(126)	$(23)

Deferred:
Federal	$(10)	$—
State	(1)	—
Foreign	253	(103)
Total deferred expense (benefit)	$242	$(103)

Income tax expense (benefit)	$116	$(126)

Generally accepted accounting principles, or GAAP, requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense recorded in other comprehensive income. For the year ended December 31, 2012, the Company recorded an income tax benefit of $634 related to gains recorded within other comprehensive income.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 were:

	Year Ended December 31,
	2012	2011
Current deferred tax assets (liabilities):
Accrued restructuring costs	$218	$351
Other accrued liabilities	90	765
Derivative instruments	(176)	201
Prepaid expenses	(480)	(352)
Cumulative translation adjustment	(1,760)	(1,505)
Other	438	—
Total current net deferred tax liabilities	$(1,670)	$(540)

Long-term deferred tax assets (liabilities):
Fixed assets	$3,385	$3,165
Accrued stock compensation	2,556	2,201
Accrued restructuring costs	89	149
Foreign tax credit carryforward	525	529
Work opportunity credit carryforward	4,988	4,988
Operating loss carryforward	8,443	11,642
Other	114	189
Total long-term net deferred tax assets	$20,100	$22,863

Subtotal	$18,430	$22,323
Valuation allowance	(16,602)	(20,138)

Total net deferred tax asset	$1,828	$2,185

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2012, $631 of our valuation allowance related to deferred tax assets for which subsequently recognized tax benefits will be credited directly to equity.
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2012, we have provided for deferred U.S. income tax of $1,840 on $4,891 of foreign subsidiary earnings.
At December 31, 2012 and 2011, U.S. income and foreign withholding taxes have not been provided for on approximately $244 and $28,582, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2012 and 2011 for continuing operations were:

	Year Ended December 31,
	2012	2011
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of federal benefit)	5.8%	2.7%
Effect of change in Canadian tax rate	-0.3%	—%
Work opportunity tax credits	—%	0.7%
Other permanent differences (including meals and entertainment)	-0.4%	-0.2%
Stock based compensation	-0.8%	-0.5%
Rate differential on foreign earnings	29.5%	7.2%
Foreign income taxed in the U.S.	-43.2%	-8.2%
Uncertain tax positions	-45.4%	—%
Unremitted foreign earnings of subsidiary	-16.5%	—%
Tax expense allocation to other comprehensive income	6.1%	—%
Valuation allowance	28.0%	-37.5%
Other, net	1.1%	1.3%
Total	-1.1%	0.5%

As of December 31, 2012, we had gross foreign tax credit carry forwards of $525, which expire in 2013.  A valuation allowance was established against these carry forwards due to the fact that it is more likely than not that these credits will not be used prior to their expiration date.  As of December 31, 2012, we had gross federal net operating loss carry forwards of approximately $36,473 expiring through 2032 and gross state net operating loss carry forwards of approximately $53,123 expiring through 2032.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines, Costa Rica and Honduras. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, we had been granted approval for a Tax Holiday, whereby we had an exemption from income tax until late 2012 after which time the tax rate will be 5%; however, we have applied for an extension and are awaiting approval.  In Costa Rica, we have been granted approval for an exemption equal to 100% of income tax through 2018, and for 50% of income tax for the four years thereafter.  In Honduras, we have been granted approval for an indefinite exemption from income taxes.  The exemption could be lifted at any time if the Honduran government approves legislation to appeal the exemption.  The aggregate reduction in income tax expense for the years ended December 31, 2012 and 2011 was $2,383 and $922, respectively, which had a favorable impact on net income of $0.16 per share and $0.06 per share, respectively.
Under accounting standards for uncertainty in income taxes (ASC 740-10), a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in the accounting standards for income taxes refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.
The following table indicates the changes to the company’s unrecognized tax benefits for the years ended December 31, 2012 and 2011. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements.

	2012	2011
Unrecognized, January 1,	$—	$—
Additions based on tax positions taken in current year	4,705	—
Unrecognized, December 31,	$4,705	$—

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

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Total
Balance at January 1, 2011	$2,547	$615	$3,162
Foreign currency translation	(162)	—	(162)
Reclassification to net income	—	1,244	1,244
Unrealized gains (losses)	—	(2,742)	(2,742)
Balance at December 31, 2011	$2,385	$(883)	$1,502
Foreign currency translation	670	—	670
Reclassification to net income	—	758	758
Unrealized gains (losses)	—	233	233
Tax (provision) benefit	(257)	(377)	(634)
Balance at December 31, 2012	$2,798	$(269)	$2,529

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rent expense, including equipment rentals, for 2012 and 2011 was $9,153, and $9,590, respectively.  Included in the receivable below are lease payments to be received under a lease we entered into with a tenant in one of our Greeley, Colorado facilities. As of December 31, 2012, approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual non-cancelable subleases and leases were as follows.

	Minimum Lease Payments	Minimum Sublease/Lease Receivable
2013	$9,060	$650
2014	7,736	860
2015	5,138	570
2016	3,397	587
2017	3,339	247
Thereafter	2,202	—
Total minimum lease payments	$30,872	$2,914

Capital Leases

We lease equipment under various non-cancelable capital leases.  As of December 31, 2012, approximate minimum annual rentals under capital leases were as follows.

Minimum Lease
Payments
2013	$21
2014	10
2015	—
Total minimum lease payments	$31

Legal Proceedings

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

14.  SEGMENT INFORMATION

Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. As a result, during the quarter ended March 31, 2012, we revised our business segments, consistent with our management of the business and internal financial reporting structure. Specifically, we consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of December 31, 2012, our Domestic segment included the operations of five facilities in the U.S. and two facilities in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2012 and 2011is as follows:

	For the Year Ended December 31,
	2012	2011
Revenue:
Domestic	$99,827	$157,026
Asia Pacific	79,683	54,637
Latin America	18,582	7,830
Total	$198,092	$219,493

Gross profit:
Domestic	$7,396	$11,074
Asia Pacific	16,476	8,063
Latin America	(875)	(2,928)
Total	$22,997	$16,209

Depreciation:
Domestic	$7,450	$10,741
Asia Pacific	4,659	4,381
Latin America	848	628
Total	$12,957	$15,750

Capital expenditures:
Domestic	$4,757	$5,008
Asia Pacific	1,728	2,558
Latin America	820	1,392
Total	$7,305	$8,958

	As of December 31,
	2012	2011
Total assets:
Domestic	$77,032	$80,509
Asia Pacific	12,779	17,624
Latin America	3,321	3,300
Total	$93,132	$101,433

The following tables present certain financial data based upon the geographic location where the services are provided:

	As of December 31,
	2012	2011
Revenue:
United States	$69,403	$112,565
Canada	30,424	44,461
Philippines	79,683	54,637
Latin America	18,582	7,830
Total	$198,092	$219,493

	As of December 31,
	2012	2011
Total property, plant and equipment, net:
United States	$13,549	$19,768
Canada	420	4,202
Philippines	9,921	12,058
Latin America	2,420	2,447
Total	$26,310	$38,475

15.  SUBSEQUENT EVENTS

In February 2013, we announced the closure of our Cornwall, Ontario site due to the end of our contract with Bell Canada. Operations will cease in the second quarter of 2013 and the lease will terminate in June 2013.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's independent registered public accounting firm pursuant to permanent relief accorded to smaller reporting companies in the Dodd-Frank Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2013 annual meeting of stockholders and is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement among StarTek, Inc., Domain.com, Inc. and A. Emmet Stephenson Jr., Inc effective February 25, 2009. The schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.	10-Q	10.1	5/8/2009
3.1	Restated Certificate of Incorporation of StarTek, Inc..	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc..	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson.	10-K	10.48	3/9/2004
10.2†	StarTek, Inc. Stock Option Plan, as amended.	Def 14a	A	3/27/2007
10.3†	Form of Stock Option Agreement.	S-1/A	10.2	3/7/1997
10.4†	Form of Option Agreement pursuant to StarTek, Inc. Stock Option Plan (four year vesting schedule).	8-K	10.26	6/16/2006
10.5†	StarTek, Inc. Directors’ Stock Option Plan, as amended.	Def 14a	B	3/27/2007
10.6†	Form of Option Agreement pursuant to StarTek, Inc. Directors’ Stock Option Plan.	8-K	10.2	9/9/2004
10.7†	StarTek, Inc. Employee Stock Purchase Plan.	Def#14a	A	3/20/2008
10.8†	StarTek, Inc. 2008 Equity Incentive Plan.	Def#14a	B	3/20/2008
10.9†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.2	5/5/2008
10.10†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.3	5/5/2008
10.11†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.4	5/5/2008
10.12†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.5	5/5/2008
10.13†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	8-K	10.6	5/5/2008

10.14†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors.	10-K	10.49	3/9/2004
10.15†	Form of Executive Confidentiality and Non-Competition Agreement.	8-K	10.1	9/14/2004
10.16†	Form of Executive Employment Contract.	8-K	10.115	8/21/2007
10.17†	Amendment No. 1 to Form of Executive Employment Contract.	10-K	10.11	2/29/2008
10.18†	Option Agreement between StarTek, Inc. and A. Laurence Jones.	8-K	10.79	1/8/2007
10.19†	Sales Commission Plan (2008 and 2009).	10-K	10.24	2/29/2008
10.20†	Amended Sales Commission Plan (2008 and 2009).	10-Q	10.1	10/31/2008
10.21†	Incentive Bonus Plan (2008 and 2009).	10-K	10.25	2/29/2008
10.22†	2011 Incentive Bonus Plan.	10-Q	10.3	5/3/2011
10.23#	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.120	11/6/2007
10.24#	Amendment No. 1 effective February 24, 2008 to Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007.	10-Q	10.7	5/6/2008
10.25#	Contact Call Center Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc., effective January 26, 2007.	10-Q	10.90	5/8/2007

10.26#	Amendment 20070105.006.A.001 effective October 31, 2007 to Master Services Agreement 20070105.006.C entered on January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.50	2/29/2008
10.27#	Amendment No. 2 to T-Mobile USA, Inc. Services Agreement Call Center Services dated April 1, 2009 between T-Mobile USA, Inc. and StarTek USA, Inc.	10-Q	10.12	7/31/2009
10.28	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011.	8-K	10.1	5/6/2011
10.29†	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011.	8-K	10.1	6/29/2011
10.30†	Separation Agreement by and between StarTek, Inc. and A. Laurence Jones.	8-K	10.1	7/21/2011
10.31&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.1	11/2/2011
10.32&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011.	10-Q	10.2	11/2/2011
10.33†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	10-Q	10.3	11/2/2011
10.34†	Employment Agreement by and between StarTek, Inc. and Lisa Weaver	8-K	10.1	11/3/2011
10.35†	Separation Agreement by and between StarTek, Inc. and David G. Durham	8-K	10.1	12/8/2011

10.36†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan.	10-K	10.36	3/9/2012
10.37&	Credit and Security Agreement by and among StarTek, Inc. and StarTek USA, Inc. as Borrowers and Wells Fargo Bank, N.A., as Lender dated as of February 28, 2012	10-K	10.37	3/9/2012
10.38†	2012 Incentive Bonus Plan	10-Q	10.1	11/6/2012
10.39	First Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-Q	10.2	11/6/2012
10.40*	Second Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
10.41*	Third Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
10.42&*	Agreement No. 20120124.035.C, Contact Center Services Master Agreement effective January 25, 2013 between StarTek, Inc. and AT&T Services, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements tagged in block text.

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: March 8, 2013
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAD A. CARLSON	President and Chief Executive Officer (principal executive officer)	Date: March 8, 2013
Chad A. Carlson

/s/ LISA A. WEAVER	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: March 8, 2013
Lisa A. Weaver

/s/ ED ZSCHAU	Chairman of the Board	Date: March 8, 2013
Ed Zschau

/s/ ROBERT SHEFT	Director	Date: March 8, 2013
Robert Sheft

/s/ BENJAMIN L. ROSENZWEIG	Director	Date: March 8, 2013
Benjamin L. Rosenzweig

/s/ JACK D. PLATING	Director	Date: March 8, 2013
Jack D. Plating