Form 10-Q
period 2013-03-31
StarTek, Inc.
filed 2013-05-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of May 6, 2013, there were 15,334,738 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless otherwise noted in this report, any description of “us," “we” or "our" refers to StarTek, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$53,810	$50,859
Cost of services	49,082	45,522
Gross profit	4,728	5,337
Selling, general and administrative expenses	7,249	8,325
Impairment losses	—	3,086
Operating loss	(2,521)	(6,074)
Net interest and other income	96	103
Loss before income taxes	(2,425)	(5,971)
Income tax (benefit) expense	(97)	161
Net loss	$(2,328)	$(6,132)
Other comprehensive (loss) income, net of tax:	1	1
Foreign currency translation adjustments	(26)	342
Change in fair value of derivative instruments	(691)	69
Comprehensive loss	$(3,045)	$(5,721)

Net loss per common share - basic and diluted	$(0.15)	$(0.40)

Weighted average common shares outstanding - basic and diluted	15,302	15,189

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31,	As of December 31,
	2013 (unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,339	$9,183
Trade accounts receivable, net	41,846	41,070
Deferred income tax assets	282	288
Derivative asset	292	733
Prepaid expenses	3,023	2,045
Assets held for sale	4,969	4,969
Current portion of note receivable	660	660
Other current assets	1,375	1,332
Total current assets	59,786	60,280
Property, plant and equipment, net	24,483	26,310
Long-term deferred income tax assets	3,992	3,930
Long-term note receivable, net of current portion	450	602
Intangible assets	1,490	—
Other long-term assets	2,070	2,010
Total assets	$92,271	$93,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,664	$7,174
Accrued liabilities:
Accrued payroll	9,365	7,035
Accrued compensated absences	2,325	2,591
Accrued restructuring costs	261	725
Other accrued liabilities	946	1,425
Derivative liability	503	253
Deferred revenue	559	638
Deferred income tax liabilities	2,390	2,390
Other current liabilities	1,737	1,648
Total current liabilities	25,750	23,879
Accrued restructuring costs	195	232
Deferred rent	2,054	2,202
Other liabilities	447	540
Total liabilities	28,446	26,853
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,335,605 and 15,298,947 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	153	153
Additional paid-in capital	73,026	72,435
Accumulated other comprehensive income	1,812	2,529
Accumulated deficit	(11,166)	(8,838)
Total stockholders’ equity	63,825	66,279
Total liabilities and stockholders’ equity	$92,271	$93,132
See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss	$(2,328)	$(6,132)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,069	3,810
Impairment losses	—	3,086
Non-cash compensation cost	466	334
Amortization of deferred gain on sale leaseback transaction	(70)	—
Deferred income taxes	(94)	155
Other, net	(12)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(806)	1,059
Prepaid expenses and other assets	(1,143)	(263)
Accounts payable	(359)	254
Income taxes, net	85	49
Accrued and other liabilities	965	(563)
Net cash (used in) provided by operating activities	(227)	1,789

Investing Activities
Proceeds from note receivable	165	165
Purchases of property, plant and equipment	(1,124)	(1,162)
Cash paid for acquisition of business	(750)	—
Net cash (used in) investing activities	(1,709)	(997)

Financing Activities
Proceeds from stock option exercises	92	—
Proceeds from the issuance of common stock	33	27
Proceeds from line of credit	913	51
Principal payments on line of credit	(913)	(51)
Principal payments on capital lease obligations	(12)	(23)
Net cash provided by financing activities	113	4
Effect of exchange rate changes on cash	(21)	(44)
Net (decrease) increase in cash and cash equivalents	(1,844)	752
Cash and cash equivalents at beginning of period	$9,183	9,719
Cash and cash equivalents at end of period	$7,339	$10,471

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP", for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three months ended March 31, 2013, are not necessarily indicative of operating results that may be expected during any other interim period of 2013 or the year ending December 31, 2013.
The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
Unless otherwise noted in this report, any description of “us," “we” or "our" refers to StarTek, Inc. and its subsidiaries. Financial information in this report is presented in U.S. dollars.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters ("ASU 2013-05"). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our financial statements.

2.  ACQUISITION

On March 18, 2013, we acquired Ideal Dialogue Company, LLC ("IDC") for approximately $1,500, which primarily consisted of certain identifiable intangible assets. IDC uses analysis and unique methodologies based on more than 50 years of research in the science of human communication to optimize agent-customer interactions. IDC provides solutions that improve hiring, training, leadership development, quality monitoring and executive insight to enable customer management organizations to consistently create engaging conversations with customers. IDC is headquartered in Lutz, Florida.

As of March 31, 2013, the Company had paid $750 of the purchase price. The remaining purchase price of $750 was paid in May 2013. The Company paid minimal acquisition-related expenses as part of the IDC purchase, which are recorded in selling, general and administrative expenses. Financial results of IDC from the date of acquisition are included in the results of operations within our Domestic segment.

The fair value of the identifiable intangible assets acquired as of the acquisition date was $1,490 with the remainder amount assigned to property, plant and equipment. The intangibles acquired consist of intellectual property, including proprietary processes and scoring and analysis methodologies, which has been recorded as a non-amortized asset.

Due to the timing of this acquisition, the allocation of the purchase price is preliminary, as the amounts related to the intangibles are still being finalized.

3.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three months ended March 31, 2013 we did not incur any impairment losses. During the three months ended March 31, 2012, we incurred $3,086 of impairment losses in our Domestic segment associated with two facilities where we received customer notification of a ramp-down in business. Future cash flows did not support the carrying value of the long-lived assets in these facilities, such as computer equipment, software, equipment and furniture and fixtures. We were able to secure new business for one of the facilities and the other facility was closed in January 2013 when the lease expired.

Assets Held for Sale

In 2010, we committed to a plan to sell the buildings at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of these buildings, and have reduced the value of the buildings and land to fair value less the costs to sell.  In 2012, we committed to sell the facility in Enid, Oklahoma, which had a carrying value of $867. We evaluated the facilities during 2013 and determined these long-lived assets totaling $4,969 meet all the criteria for an asset held for sale and are presented as current assets held for sale on our Condensed Consolidated Balance Sheets.

Restructuring Charges

A summary of the activity under the restructuring plans as of March 31, 2013, is as follows:

	Facility-Related Costs
	Victoria	Decatur	Regina	Total
Balance as of December 31, 2012	$537	$86	$334	$957
Expense (reversal)	(7)	(56)	—	(63)
Payments, net of receipts for sublease	(74)	(30)	(328)	(432)
Foreign currency translation adjustment	—	—	(6)	(6)
Balance as of March 31, 2013	$456	$—	$—	$456

The reserves listed above are net of expected sublease rental income. We entered into a sublease agreement for our Victoria, Texas facility through the remainder of its lease term in 2014. We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through 2014.

Our Decatur, Illinois facility was closed in January 2013. The Regina, Saskatchewan and Decatur, Illinois restructuring plans were completed in the first quarter of 2013 and we do not expect to incur any additional restructuring liabilities in future periods for either of these locations.

We expect to pay $456 in our Domestic segment over the remaining term of the restructuring plans, including lease payments offset by sublease receipts, personal and real property taxes and other miscellaneous facility related costs.  The cumulative amount paid as of March 31, 2013 related to the closures was $9,633 in our Domestic segment in facility-related costs and termination benefits.

4. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted-average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,199,736 and 1,875,226 for the three months ended March 31, 2013 and 2012, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended March 31,
	2013		2012
	Revenue	Percentage	Revenue	Percentage
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$13,303	24.7%	$19,415	38.2%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$13,334	24.8%	$14,627	28.8%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$11,357	21.1%		*

* less than 10%
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

On July 25, 2011, we entered into a master services agreement with Comcast Cable Communications Management, LLC, which covers all services that we provide to Comcast (the “Comcast MSA”). The Comcast MSA has an initial term of three years and may be renewed or extended upon mutual agreement, but may be terminated by Comcast upon 90 days written notice.

6.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues which are paid to us in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. As of March 31, 2013, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders' equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended March 31, 2013 and 2012, our cash flow hedges were highly effective and there were no amounts charged for hedge ineffectiveness.

The following table shows the notional principal of our derivative instruments as of March 31, 2013:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	5,760
Foreign exchange contracts	Philippine peso	1,336,140

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 7 and are reflected as separate line items in our Condensed Consolidated Balance Sheets.

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

	Assets Measured at Fair Value on a Recurring Basis as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$292	$—	$292
Total fair value of assets measured on a recurring basis	$—	$292	$—	$292

Liabilities:
Foreign exchange contracts	$—	$503	$—	$503
Total fair value of liabilities measured on a recurring basis	$—	$503	$—	$503

	Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$733	$—	$733
Total fair value of assets measured on a recurring basis	$—	$733	$—	$733
Liabilities:
Foreign exchange contracts	$—	$253	$—	$253
Total fair value of liabilities measured on a recurring basis	$—	$253	$—	$253

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,969	$4,969
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,969	$4,969

Liabilities:
Accrued restructuring costs	$—	$—	$456	$456
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$456	$456

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,969	$4,969
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,969	$4,969

Liabilities:
Accrued restructuring costs	$—	$—	$957	$957
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$957	$957

8. DEBT

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement was effective February 28, 2012 and has a maturity date of February 28, 2016.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  As of March 31, 2013, we had no outstanding borrowings on our credit facility and available capacity was $9,900, net of $100 of letters of credit backed by the facility.

Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the Credit Agreement, of no less than the monthly minimum amounts set forth in an amendment to the Credit Agreement and 2) limiting non-financed capital expenditures to no more than the monthly maximum amounts set forth in an amendment to the Credit Agreement. We were in compliance with all such covenants as of March 31, 2013.

On February 25, 2013, we and Wells Fargo agreed on the financial covenants for 2013 and the first quarter of 2014, constituting the Third Amendment to the Credit Agreement. This amendment also clarified certain definitions and extended the term of the Credit Agreement one year to February 28, 2016.

9. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. The compensation cost that has been charged against income for stock option awards, restricted stock and deferred stock units for the three months ended March 31, 2013 and 2012 was $466 and $334, respectively, and is included in selling, general and administrative expense.  As of March 31, 2013, there was $1,856 of total unrecognized compensation cost related to nonvested stock options and $14 related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 and 1.1 years for the stock options and restricted stock awards, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Total
Balance at December 31, 2012	$2,798	$(269)	$2,529
Foreign currency translation	(26)	—	(26)
Reclassification to net income	—	401	401
Unrealized gains (losses)	—	(1,092)	(1,092)
Tax (provision) benefit	—	—	—
Balance at March 31, 2013	$2,772	$(960)	$1,812

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on cash flow hedges
Foreign exchange contracts	$401	Cost of services
	$401

11.  SEGMENT INFORMATION

Over the past several years, we have closed and opened several operating centers which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. As a result, during the quarter ended March 31, 2012, we revised our business segments, consistent with our management of the business and internal financial reporting structure. Specifically, we consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of March 31, 2013, our Domestic segment included the operations of five facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the three months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Domestic	$28,011	$27,351
Asia Pacific	19,700	19,556
Latin America	6,099	3,952
Total	$53,810	$50,859

Gross profit:
Domestic	$2,925	$844
Asia Pacific	2,207	4,844
Latin America	(404)	(351)
Total	$4,728	$5,337

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2012 Annual Report on Form 10-K.

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

We seek to become a valuable partner by helping our clients effectively handle their customers throughout the customer life cycle. Through this effort we expect to return value to our stakeholders. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs. In addition, we offer creative industry-based solutions to meet our clients' ever changing requirements. The end result is the delivery of a customer experience which requires little effort by our clients' customers. To become a leader in the market, our strategy is to:

•	grow our existing client base by deepening and broadening our relationships,

•	add new clients and continue to diversify our client base,

•	improve the profitability of our business through operational improvements and increased utilization,

•	expand our global delivery platform to meet our clients' needs, and

•	broaden our service offerings by providing more innovative and technology-enabled solutions.

As of March 31, 2013, our Domestic segment included the operations of five facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines, and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

There has been strong demand for our offshore call center services, primarily in our Asia Pacific segment. We have observed that our clients are decreasing the number of agents handling calls by leveraging call disposition technology, and there continues to be a shift toward outsourced and offshore providers. Part of our strategy, as noted above, is to further expand our geographic footprint offshore and near-shore to capitalize on this trend and to diversify geographic risk. We also believe our clients and potential clients are seeking front and back-office business processes to increase operating efficiencies in order to enhance their customer experience. We are positioned to benefit from this trend as we have developed a comprehensive suite of services which includes front and back-office offerings for our clients.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2013

Decatur, Illinois
In February 2012, we received written notifications that a customer would be reducing business in our Decatur, Illinois facility. We recorded a $0.5 million restructuring reserve in the second quarter of 2012. The restructuring plan was completed during the first quarter of 2013, at which time we reversed the remaining balance of $0.03 million.

Regina, Saskatchewan
The lease for this facility was due to expire July 31, 2013. We were successful in negotiating an early termination of the lease; therefore, the restructuring plan was completed during the first quarter of 2013 and we do not expect to incur any additional restructuring liabilities for this location.

Cornwall, Ontario
In February 2013, we announced the closure of our Cornwall, Ontario facility due to an end of life client program. Operations ceased during the first quarter of 2013, earlier than initially expected. This followed the 2011 reduction of business which resulted in the renegotiation of the facility lease for a smaller portion of the space.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2013 AND 2012

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2013		2012
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$28,011	52.0%	$27,351	53.8%
Cost of services	25,086	51.1%	26,507	58.2%
Gross profit	$2,925	61.9%	$844	15.8%
Gross profit %	10.4%		3.1%
Asia Pacific:
Revenue	$19,700	36.6%	$19,556	38.5%
Cost of services	17,493	35.6%	14,712	32.3%
Gross profit	$2,207	46.7%	$4,844	90.8%
Gross profit %	11.2%		24.8%
Latin America:
Revenue	$6,099	11.4%	$3,952	7.8%
Cost of services	6,503	13.2%	4,303	9.5%
Gross profit	$(404)	(8.5)%	$(351)	(6.6)%
Gross profit %	(6.6)%		(8.9)%
Company Total:
Revenue	$53,810	100.0%	$50,859	100.0%
Cost of services	49,082	100.0%	45,522	100.0%
Gross profit	$4,728	100.0%	$5,337	100.0%
Gross profit %	8.8%		10.5%

Revenue

Revenue increased by $3.0 million, or 5.8%, from $50.9 million in the first quarter of 2012 to $53.8 million in the first quarter of 2013.  The Domestic segment increase of $0.7 million was due to $6.7 million of new business and growth from existing programs, partially offset by a $6.0 million reduction from closed facilities and lost revenues from our largest client. Asia Pacific revenues grew $0.1 million due to $5.9 million of new business and growth from existing clients, mostly offset by reductions and lost programs of $5.8 million from our two largest clients. The increase in the Latin America segment was due primarily to the ramp of new business secured in 2012 in our Honduras facility.

Cost of Services and Gross Profit

Cost of services increased by $3.6 million, or 7.8%, from $45.5 million in the first quarter of 2012 to $49.1 million in the first quarter of 2013 primarily due to an increase in facility operating costs, the addition of transitionary space and higher attrition costs in our Asia Pacific segment.  Cost of services in the Domestic segment decreased by approximately $1.4 million and gross profit as a percentage of revenue increased by 7.3% due to site closures and efficiency improvements in several locations. Cost of services in the Asia Pacific segment increased by approximately $2.8 million, or 18.9%, and gross profit as a percentage of revenue decreased by approximately 13.6%. The unfavorable variances were due to inefficiencies across two key programs. Cost of services in Latin America increased by approximately $2.2 million, or 5.1%, and gross profit as a percentage of revenue decreased by 2.3%, primarily due to the continued ramp of our Honduras facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 12.9% from $8.3 million during the first quarter of 2012 to $7.2 million during the first quarter of 2013, decreasing from 16.4% to 13.5% of revenue, due to cost efficiencies that were implemented in 2012.

Impairment Losses

No impairment losses were incurred during the first quarter of 2013. Impairment losses of $3.1 million for the three months ended March 31, 2012 related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets in our Decatur, Illinois and Jonesboro, Arkansas facilities due to a ramp-down in business.

Income Tax
Income tax benefit for 2013 was $0.1 million compared to an expense of $0.2 million in 2012.  The income tax benefit is due to the impact of our Canadian operations and tax holidays in the Philippines, Cost Rica and Honduras.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are generally cash flows generated by operating activities and available borrowings under our revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion and upgrades of information technologies and service offerings. Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities. Based on our current expectations, we believe our cash from operations and capital resources will be sufficient to operate our business for at least the next twelve months.

As of March 31, 2013, working capital totaled $34.0 million and our current ratio was 2.32:1, compared to working capital of $36.4 million and a current ratio of 2.50:1 at December 31, 2012.

Net cash flows used in operating activities for the three months ended March 31, 2013 was $0.2 million compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 2012. The $2.0 million decrease in net cash flows from operating activities was due to a $3.8 million decrease in net loss offset by a $4.0 million decrease in non-cash items such as depreciation, impairment charges, stock-based compensation and deferred income taxes, and a $1.8 million net decrease in cash flows from assets and liabilities. The $1.8 million net decrease in cash flows from assets and liabilities was principally a result of decreased receivables collections of $1.9 million.

Net cash used in investing activities for the three months ended March 31, 2013 of $1.7 million primarily consisted of $1.1 million of capital expenditures and the cash paid to acquire Ideal Dialogue Company, LLC of $0.8 million. This compares to net cash used in investing activities of $1.0 million primarily for capital expenditures for the three months ended March 31, 2012.

For the three months ended March 31, 2013, net cash provided by financing activities of $0.11 million was primarily attributed to proceeds from the exercise of stock options and purchases of our common stock under our Employee Stock Purchase Plan, offset by payments on capital lease obligations. During the three months ended March 31, 2013, we borrowed and repaid approximately $0.9 million on our credit facility.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a current borrowing capacity of $10.0 million, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and a source of financing growth opportunities. After consideration for issued letters of credit under this facility, totaling $0.1 million, our remaining borrowing capacity was $9.9 million as of March 31, 2013. There was no outstanding balance on our credit facility as of March 31, 2013.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at March 31, 2013.

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations during the first quarter of 2013.
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

Our critical accounting policies and estimates are consistent with those disclosed in our 2012 Annual Report on Form 10-K. Please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Annual Report on Form 10-K for a complete description of our Critical Accounting Policies and Estimates.

Recently Issued Accounting Standards

In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters ("ASU 2013-05"). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We are exposed to market risk from foreign currency exchange rate fluctuations when subsidiaries with functional currencies other than the U.S. Dollar (“USD”) are translated into our USD consolidated financial statements. To mitigate this risk, we enter into forward currency exchange contracts to reduce the effects on our operating results and cash flows caused by volatility in foreign currency exchange rates. The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured. The cumulative translation effects for subsidiaries using functional currencies other than the USD are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

We serve many of our U.S.-based clients in several non-U.S. locations, such as Canada, the Philippines, Costa Rica and Honduras. Our client contracts are primarily priced and invoiced in USD, however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar and the Philippine peso, respectively. In Costa Rica and Honduras, our functional currency is the USD and the majority of our costs are denominated in USD.

In order to hedge a portion of our anticipated cash flow requirements denominated in the Canadian dollar and Philippine peso we had outstanding forward contracts as of March 31, 2013 with notional amounts totaling $38.6 million. If the USD were to weaken against the Canadian dollar and Philippine peso by 10% from current period-end levels, we would incur a loss of approximately $4.3 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures. As of March 31, 2103, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the USD.

Interest Rate Risk

We currently have a $10.0 million secured credit facility, which can increase to $20.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

During the three months ended March 31, 2013, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

 There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On May 6, 2013, we held our 2013 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected five nominees to serve on the Board of Directors, ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2013, and approved by non-binding vote the compensation of our named executive officers. The final voting results for each of these matters are set forth below:

1.	Election of Directors:

	Number of Shares Voted For	Number of Shares Voted Against	Abstain
Chad A. Carlson	11,162,627	57,099	7,388
Jack D. Plating	11,151,758	64,931	10,425
Benjamin L. Rosenzweig	11,152,958	66,931	7,225
Robert Sheft	11,151,308	65,981	9,825
Ed Zschau	11,163,345	57,981	5,788

There were 2,940,389 broker non-votes on the proposal for election of directors.

2.	Ratification of Appointment of Independent Registered Public Accounting Firm:

A total of 10,504,329 shares voted for, 3,637,534 shares voted against and 25,640 shares abstained from voting. There were no broker non-votes on this matter.

3.	Approval by Non-Binding Vote the Compensation of Named Executive Officers:

A total of 11,174,377 shares voted for, 34,120 shares voted against and 18,617 shares abstained from voting. There were 2,940,389 broker non-votes on this matter.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1	Third Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-K	10.41	3/8/2013
10.2	Agreement No. 20120124.035.C, Contact Center Services Master Agreement effective January 25, 2013 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.42	3/8/2013

31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012 (Unaudited), (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed with this Form 10-Q.
^	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: May 10, 2013
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: May 10, 2013
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)