Form 10-Q
period 2013-06-30
StarTek, Inc.
filed 2013-08-13
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of August 8, 2013, there were 15,346,163 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. Unless otherwise noted in this report, any description of “us,” “we” or “our” refers to StarTek, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$55,576	$44,421	$109,386	$95,280
Cost of services	49,955	41,150	99,037	86,672
Gross profit	5,621	3,271	10,349	8,608
Selling, general and administrative expenses	7,198	7,329	14,448	15,653
Impairment losses and restructuring charges, net	(437)	467	(437)	3,553
Operating loss	(1,140)	(4,525)	(3,662)	(10,598)
Net interest and other income	31	(84)	(66)	(187)
Loss before income taxes	(1,171)	(4,441)	(3,596)	(10,411)
Income tax expense (benefit)	101	(163)	4	(2)
Net loss	$(1,272)	$(4,278)	$(3,600)	$(10,409)
Other comprehensive (loss) income, net of tax:	1	1	1	1
Foreign currency translation adjustments	(500)	6	(526)	348
Change in fair value of derivative instruments	(2,185)	832	(2,876)	901
Comprehensive loss	$(3,957)	$(3,440)	$(7,002)	$(9,160)

Net loss per common share - basic and diluted	$(0.08)	$(0.28)	(0.24)	(0.68)

Weighted average common shares outstanding - basic and diluted	15,335	15,239	15,319	15,214

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,995	$9,183
Trade accounts receivable, net	40,659	41,070
Deferred income tax assets	273	288
Derivative asset	—	733
Prepaid expenses	2,783	2,045
Assets held for sale	4,368	4,969
Current portion of note receivable	660	660
Other current assets	624	1,332
Total current assets	59,362	60,280
Property, plant and equipment, net	21,832	26,310
Long-term deferred income tax assets	4,025	3,930
Long-term note receivable, net of current portion	297	602
Intangible assets	1,413	—
Other long-term assets	1,984	2,010
Total assets	$88,913	$93,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,156	$7,174
Accrued liabilities:
Accrued payroll	8,814	7,035
Accrued compensated absences	2,572	2,591
Accrued restructuring costs	12	725
Other accrued liabilities	1,024	1,425
Derivative liability	2,395	253
Deferred revenue	553	638
Deferred income tax liabilities	2,390	2,390
Other current liabilities	1,524	1,648
Total current liabilities	26,440	23,879
Accrued restructuring costs	7	232
Deferred rent	1,816	2,202
Other liabilities	362	540
Total liabilities	28,625	26,853
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,341,355 and 15,298,947 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	153	153
Additional paid-in capital	73,446	72,435
Accumulated other comprehensive (loss) income	(873)	2,529
Accumulated deficit	(12,438)	(8,838)
Total stockholders’ equity	60,288	66,279
Total liabilities and stockholders’ equity	$88,913	$93,132
See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net loss	$(3,600)	$(10,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,184	7,060
Impairment losses	—	3,086
Non-cash compensation cost	857	696
Amortization of deferred gain on sale leaseback transaction	(138)	—
Deferred income taxes	(180)	275
Other, net	(12)	180
Changes in operating assets and liabilities:
Trade accounts receivable, net	382	5,748
Prepaid expenses and other assets	(651)	91
Accounts payable	(66)	(1,788)
Income taxes, net	245	68
Accrued and other liabilities	214	(1,744)
Net cash provided by operating activities	3,235	3,263

Investing Activities
Proceeds from note receivable	330	330
Purchases of property, plant and equipment	(1,454)	(1,617)
Cash paid for acquisition of business	(1,500)	—
Net cash used in investing activities	(2,624)	(1,287)

Financing Activities
Proceeds from stock option exercises	95	1
Proceeds from the issuance of common stock	59	53
Proceeds from line of credit	4,346	10,760
Principal payments on line of credit	(4,346)	(10,760)
Principal payments on capital lease obligations	(14)	(48)
Net cash provided by financing activities	140	6
Effect of exchange rate changes on cash	61	(333)
Net increase in cash and cash equivalents	812	1,649
Cash and cash equivalents at beginning of period	$9,183	$9,719
Cash and cash equivalents at end of period	$9,995	$11,368

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”, for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of operating results that may be expected during any other interim period of 2013 or the year ending December 31, 2013.
The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
Unless otherwise noted in this report, any description of “us,” “we” or “our” refers to StarTek, Inc. and its subsidiaries. Financial information in this report is presented in U.S. dollars.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Recently Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our financial statements.
In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our financial statements.

2.  ACQUISITION

On March 18, 2013, we acquired Ideal Dialogue Company, LLC (“IDC”) for approximately $1,500. IDC uses analysis and unique methodologies based on more than 50 years of research in the science of human communication to optimize agent-customer interactions. IDC provides solutions that improve hiring, training, leadership development, quality monitoring and executive insight to enable customer management organizations to consistently create engaging conversations with customers. IDC is headquartered in Lutz, Florida.

As of June 30, 2013, the Company had paid $1,500 of the purchase price. The Company paid minimal acquisition-related expenses as part of the IDC purchase, which are recorded in selling, general and administrative expenses. Financial results of IDC from the date of acquisition are included in the results of operations within our Domestic segment.

The fair value of the identifiable intangible assets acquired as of the acquisition date was $1,490 with the remainder amount assigned to property, plant and equipment. The intangibles acquired and recorded consist of intellectual property, including proprietary processes and scoring and analysis methodologies.

Due to the timing of this acquisition, the allocation of the purchase price is preliminary, as the amounts related to the intangibles are still being finalized.

3.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and six months ended June 30, 2013 we did not incur any impairment losses. During the six months ended June 30, 2012, we incurred $3,086 of impairment losses in our Domestic segment associated with two facilities where we received customer notification of a ramp-down in business. Future cash flows did not support the carrying value of the long-lived assets in these facilities, such as computer equipment, software, equipment and furniture and fixtures. We were able to secure new business for one of these facilities and the other facility was closed and its lease expired in January 2013.

Assets Held for Sale
During the second quarter of 2013, we reclassified our Laramie, Wyoming facility, previously held for sale as of March 31, 2013, to assets held and used, as the held for sale criteria was no longer met. The assets were measured at the carrying value of the assets before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously held and used. As a result of this measurement, we recognized $151 of depreciation expense, which is included in cost of services. We evaluated the Greeley, Colorado and Enid, Oklahoma facilities and determined these long-lived assets totaling $4,368 met all the criteria for an asset held for sale and are presented as current assets held for sale on our Condensed Consolidated Balance Sheet.

Restructuring Charges

A summary of the activity under the restructuring plans as of June 30, 2013, is as follows:

	Facility-Related Costs
	Victoria	Decatur	Regina	Total
Balance as of December 31, 2012	$537	$86	$334	$957
Expense (reversal)	(443)	(56)	—	(499)
Payments, net of receipts for sublease	(75)	(30)	(328)	(433)
Foreign currency translation adjustment	—	—	(6)	(6)
Balance as of June 30, 2013	$19	$—	$—	$19

The reserves listed above are net of expected sublease rental income. We entered into a sublease agreement for our Victoria, Texas facility through the remainder of its lease term in 2014. We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through 2014. We reversed $443 of the restructuring reserve based on an updated analysis of pass-through expenses.

The Regina, Saskatchewan and Decatur, Illinois restructuring plans were completed in the first quarter of 2013 and we do not expect to incur any additional restructuring liabilities in future periods for either of these locations.

We expect to pay $19 in our Domestic segment over the remaining term of the restructuring plans, including lease payments offset by sublease receipts, personal and real property taxes and other miscellaneous facility related costs.  The cumulative amount paid as of June 30, 2013 related to the closures was $9,715 in our Domestic segment in facility-related costs and termination benefits.

4. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted-average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,207,060 and 2,268,267 for the three and six months ended June 30, 2013 and 2012, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$14,599	26.3%	$14,755	33.2%	$27,902	25.5%	$34,165	35.9%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$15,042	27.1%	$14,063	31.7%	$28,377	25.9%	$28,691	30.1%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$11,123	20.0%		*	$22,479	20.6%		*

* less than 10%
(1) Revenue from this customer is generated through our Domestic and Asia Pacific segments.
(2) Revenue from this customer is generated through our Domestic, Asia Pacific and Latin America segments.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire between 2014 and 2015.  The initial term of our master services agreement covering all AT&T work expired in January 2010, and had been extended annually, with the latest extension through January 31, 2013.   On January 25, 2013, we entered into a new master services agreement with AT&T Services, Inc., which expires December 31, 2015 and may be extended upon mutual agreement.

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

6.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues that are paid to us primarily in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. As of June 30, 2013, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders' equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and six months ended June 30, 2013 and 2012, our cash flow hedges were highly effective and there were no amounts charged for hedge ineffectiveness.

The following table shows the notional principal of our derivative instruments as of June 30, 2013:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	3,180
Foreign exchange contracts	Philippine peso	1,472,880

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

Assets Held for Sale

We have committed to a plan to sell certain buildings and land at our closed facilities. We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $4,368 at June 30, 2013. The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$—	$—	$—
Total fair value of assets measured on a recurring basis	$—	$—	$—	$—

Liabilities:
Foreign exchange contracts	$—	$2,395	$—	$2,395
Total fair value of liabilities measured on a recurring basis	$—	$2,395	$—	$2,395

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$733	$—	$733
Total fair value of assets measured on a recurring basis	$—	$733	$—	$733
Liabilities:
Foreign exchange contracts	$—	$253	$—	$253
Total fair value of liabilities measured on a recurring basis	$—	$253	$—	$253

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,368	$4,368
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,368	$4,368

Liabilities:
Accrued restructuring costs	$—	$—	$19	$19
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$19	$19

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,969	$4,969
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,969	$4,969

Liabilities:
Accrued restructuring costs	$—	$—	$957	$957
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$957	$957

8. DEBT

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement was effective February 28, 2012 and has a maturity date of February 28, 2016.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  As of June 30, 2013, we had no outstanding borrowings on our credit facility and available capacity was $9,900, net of $100 of letters of credit backed by the facility.

On February 25, 2013, we entered into a Third Amendment to the Credit Agreement to agree on the financial covenants for 2013 and the first quarter of 2014. This amendment also clarified certain definitions and extended the term of the Credit Agreement one year to February 28, 2016. We were in compliance with all covenants as of June 30, 2013.

9. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. The compensation cost that has been charged against income for stock option awards, restricted stock and deferred stock units for the three and six months ended June 30, 2013 was $391 and $857 and for the three and six months ended June 30, 2012 was $362 and $696, respectively, and is included in selling, general and administrative expense.  As of June 30, 2013, there was $1,915 of total unrecognized compensation cost related to nonvested stock options and $8 related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.33 and 1.33 years for the stock options and restricted stock awards, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Total
Balance at December 31, 2012	$2,798	$(269)	$2,529
Foreign currency translation	(526)	—	(526)
Reclassification to net income	—	174	174
Unrealized (losses)	—	(3,050)	(3,050)
Balance at June 30, 2013	$2,272	$(3,145)	$(873)

Reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gains and losses on cash flow hedges
Foreign exchange contracts	$(227)	$(38)	174	81	Cost of services
	$(227)	$(38)	$174	$81

11.  SEGMENT INFORMATION

Over the past several years, we have closed and opened several operating centers, which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. As a result, during the quarter ended March 31, 2012, we revised our business segments, consistent with our management of the business and internal financial reporting structure. Specifically, we consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of June 30, 2013, our Domestic segment included the operations of five facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the three and six months ended June 30, 2013 and 2012 is as follows:

	For the Three Months Ended June 30,
	2013	2012
Revenue:
Domestic	$28,899	$21,609
Asia Pacific	19,862	18,709
Latin America	6,815	4,103
Total	$55,576	$44,421

Gross profit:
Domestic	$3,544	$423
Asia Pacific	2,160	3,179
Latin America	(83)	(331)
Total	$5,621	$3,271

	For the Six Months Ended June 30,
	2013	2012
Revenue:
Domestic	$56,910	$48,960
Asia Pacific	39,562	38,265
Latin America	12,914	8,055
Total	$109,386	$95,280

Gross profit:
Domestic	$6,469	$1,267
Asia Pacific	4,367	8,023
Latin America	(487)	(682)
Total	$10,349	$8,608

12. SUBSEQUENT EVENT

On July 24, 2013, we acquired a business process outsourcing provider in the healthcare industry for approximately $1,500 in cash.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2012 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

StarTek, Inc. is a global provider of business process outsourcing services with approximately 10,200 employees, whom we refer to as Brand Warriors, that have been committed to making a positive impact on our clients’ business results for over 25 years.  Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives, resulting in a trusted partnership.  The StarTek Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  The StarTek Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients.  StarTek has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, IVR and back-office support.  StarTek has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through our StarTek@Home workforce.

We seek to become a valuable partner by helping our clients effectively handle their customers throughout the customer life cycle. Through this effort we expect to return value to our stakeholders. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs. In addition, we offer creative industry-based solutions to meet our clients' ever changing requirements. The end result is the delivery of a customer experience that requires little effort by our clients' customers. To become a leader in the market, our strategy is to:

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

As of June 30, 2013, our Domestic segment included the operations of five facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of two facilities in the Philippines, and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

There has been strong demand for our offshore call center services, primarily in our Asia Pacific segment. We have observed that our clients are decreasing the number of agents handling calls by leveraging call disposition technology, and there continues to be a shift toward outsourced and offshore providers. Part of our strategy, as noted above, is to further expand our geographic footprint offshore and near-shore to capitalize on this trend and to diversify geographic risk. We also believe our clients and potential clients are seeking front and back-office business processes to increase operating efficiencies in order to enhance their customer experience. We are positioned to benefit from this trend as we have developed a comprehensive suite of services, which includes front and back-office offerings for our clients.

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2013

Decatur, Illinois
In February 2012, we received written notifications that a customer would be reducing business in our Decatur, Illinois facility. We recorded a $0.5 million restructuring reserve in the second quarter of 2012. The restructuring plan was completed during the first quarter of 2013, at which time we reversed the remaining balance of $0.06 million.

Regina, Saskatchewan
The lease for this facility was due to expire July 31, 2013. We were successful in negotiating an early termination of the lease; therefore, the restructuring plan was completed during the first quarter of 2013 and we do not expect to incur any additional restructuring liabilities for this location.

Cornwall, Ontario
In February 2013, we announced the closure of our Cornwall, Ontario facility due to an end of life client program. Operations ceased during the first quarter of 2013, which was earlier than initially expected.

Laramie, Wyoming
In the fourth quarter 2010, we classified our Laramie facility as an asset held for sale. Due to the duration of the held for sale classification, we reclassified the asset back to assets in use during the second quarter of 2013, resulting in a depreciation charge of $0.1 million.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2013 AND 2012

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended June 30,
	2013		2012
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$28,899	51.9%	$21,609	48.6%
Cost of services	25,355	50.8%	21,186	51.5%
Gross profit	$3,544	63.0%	$423	12.9%
Gross profit %	12.3%		2.0%
Asia Pacific:
Revenue	$19,862	35.7%	$18,709	42.1%
Cost of services	17,702	35.4%	15,530	37.7%
Gross profit	$2,160	38.4%	$3,179	97.2%
Gross profit %	10.9%		17.0%
Latin America:
Revenue	$6,815	12.4%	$4,103	9.2%
Cost of services	6,898	13.8%	4,434	10.8%
Gross profit	$(83)	(1.5)%	$(331)	(10.1)%
Gross profit %	(1.2)%		(8.1)%
Company Total:
Revenue	$55,576	100.0%	$44,421	100.0%
Cost of services	49,955	100.0%	41,150	100.0%
Gross profit	$5,621	100.0%	$3,271	100.0%
Gross profit %	10.1%		7.4%

Revenue

Revenue increased by $11.2 million, or 25.1%, from $44.4 million in the second quarter of 2012 to $55.6 million in the second quarter of 2013.  The Domestic segment increase of $7.3 million was due to $8.7 million of new business and growth from existing programs, partially offset by a $1.4 million reduction from closed facilities. Asia Pacific revenues grew $1.2 million due to $4.9 million of new business and growth from existing clients, mostly offset by reductions of $3.7 million from our two largest clients. The $2.7 million increase in the Latin America segment was due primarily to the ramp of our Honduras facility.

Cost of Services and Gross Profit

Gross profit as a percent of revenue increased to 10.1% in the second quarter of 2013 from 7.4% in the comparable prior period. Cost of services increased by $8.8 million, or 21.4%, from $41.2 million in the second quarter of 2012 to $50.0 million in the second quarter of 2013 to support the revenue growth of 25.1%. Cost of services in the Domestic segment increased by approximately $4.2 million and gross profit as a percentage of revenue increased by 10.3% due to site closures, efficiency improvements in several locations and investment in growth. Cost of services in the Asia Pacific segment increased by approximately $2.2 million, or 14.0%, and gross profit as a percentage of revenue decreased by approximately 6.1%. The unfavorable variances were due to a business mix change and ramp related training costs. Cost of services in Latin America increased by approximately $2.5 million, or 5.6%, and gross profit as a percentage of revenue improved from (8.1%) to nearly break even at (1.2%), primarily due to the continued ramp of our Honduras facility.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Six Months Ended June 30,
	2013		2012
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$56,910	51.9%	$48,960	51.4%
Cost of services	50,441	50.9%	47,693	55.0%
Gross profit	$6,469	62.5%	$1,267	14.7%
Gross profit %	11.4%		2.6%
Asia Pacific:
Revenue	$39,562	36.2%	$38,265	40.2%
Cost of services	35,195	35.5%	30,242	34.9%
Gross profit	$4,367	42.2%	$8,023	93.2%
Gross profit %	11.0%		21.0%
Latin America:
Revenue	$12,914	11.9%	$8,055	8.5%
Cost of services	13,401	13.5%	8,737	10.1%
Gross profit	$(487)	(4.7)%	$(682)	(7.9)%
Gross profit %	(3.8)%		(8.5)%
Company Total:
Revenue	$109,386	100.0%	$95,280	100.0%
Cost of services	99,037	100.0%	86,672	100.0%
Gross profit	$10,349	100.0%	$8,608	100.0%
Gross profit %	9.5%		9.0%

Revenue

Revenue increased by $14.1 million, or 14.8%, from $95.3 million in the first half of 2012 to $109.4 million in the first half of 2013.  The Domestic segment increase of $8.0 million was due to $15.3 million of new business and growth from existing programs, partially offset by a $7.3 million reduction from closed facilities and lower call volumes from two clients. Asia Pacific revenues grew $1.3 million due to $10.5 million of new business and growth from existing clients, mostly offset by reductions and lost programs of $9.2 million from our two largest clients. The $4.9 million increase in the Latin America segment was due to the ramp of new business secured in 2012 in our Honduras facility and growth in Costa Rica.

Cost of Services and Gross Profit

Cost of services increased by $12.4 million, or 14.3%, from $86.7 million in the first half of 2012 to $99.0 million in the first half of 2013. Cost of services in the Domestic segment increased by approximately $2.7 million and gross profit as a percentage of revenue increased by 8.8% due to site closures and utilization improvements in several locations and investment in growth. Cost of services in the Asia Pacific segment increased by approximately $5.0 million, or 16.4%, and gross profit as a percentage of revenue decreased by approximately 10.0%. The unfavorable variances were due to program mix changes, ramp related costs and inefficiencies across two key programs. Cost of services in Latin America increased by approximately $4.7 million, or 53.3%, and gross profit as a percentage of revenue increased by 4.7%, primarily due to the continued ramp of our Honduras facility and investment in growth in Costa Rica.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended June 30, 2013 and 2012.

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, selling, general and administrative expenses decreased $0.1 million, or 1.8%, and $1.2 million, or 7.7%, respectively. These decreases were primarily due to continued cost efficiencies.

Impairment Losses

No impairment losses were incurred during the first half of 2013. Impairment losses of $3.1 million for the six months ended June 30, 2012 related to long-lived assets such as computer equipment, software, equipment and furniture and fixtures for which the future cash flows did not support the carrying value of the assets in our Decatur, Illinois and Jonesboro, Arkansas facilities due to a ramp-down in business.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are generally cash flows provided by operating activities and available borrowings under our revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion and upgrades of information technologies and service offerings. Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit for ongoing operating activities. Based on our current expectations, we believe our cash from operations and capital resources will be sufficient to operate our business for at least the next 12 months.

As of June 30, 2013, working capital totaled $32.9 million and our current ratio was 2.25:1, compared to working capital of $36.4 million and a current ratio of 2.50:1 at December 31, 2012.

Net cash flows provided by operating activities for the six months ended June 30, 2013 was $3.2 million compared to net cash provided by operating activities of $3.3 million for the six months ended June 30, 2012. The decrease in net cash flows from operating activities was due to a $4.6 million decrease in non-cash items such as depreciation, impairment charges, stock-based compensation and deferred income taxes and a $2.3 million net decrease in cash flows from assets and liabilities offset by a $6.8 million decrease in net loss. The $2.3 million net decrease in cash flows from assets and liabilities was principally a result of decreased receivables collections of $5.4 million.

Net cash used in investing activities for the six months ended June 30, 2013 of $2.6 million primarily consisted of $1.4 million of capital expenditures and the cash paid to acquire Ideal Dialogue Company, LLC of $1.5 million. This compares to net cash used in investing activities of $1.3 million primarily for capital expenditures for the six months ended June 30, 2012.

Net cash provided by financing activities increased by approximately $0.1 million in the first half of 2013 compared to the first half of 2012, primarily due to the increase in stock issuances from the exercise of stock options offset by decreases in capital lease obligations.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a current borrowing capacity of $10.0 million, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and a source of financing growth opportunities. After consideration for issued letters of credit under this facility, totaling $0.1 million, our remaining borrowing capacity was $9.9 million as of June 30, 2013. There was no outstanding balance on our credit facility as of June 30, 2013.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at June 30, 2013.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the second quarter of 2013.
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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our financial statements.
In March 2013, the FASB issued ASU 2013-05 Topic 830 - Foreign Currency Matters ("ASU 2013-05"). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this ASU resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in the Canadian dollar and Philippine peso we had outstanding forward contracts as of June 30, 2013 with notional amounts totaling $39.6 million. If the USD were to weaken against the Canadian dollar and Philippine peso by 10% from current period-end levels, we would incur a loss of approximately $4.1 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures. As of June 30, 2103, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the USD.

Interest Rate Risk

We currently have a $10.0 million secured credit facility, which can increase to $20.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

During the three and six months ended June 30, 2013, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited), (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: August 13, 2013
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: August 13, 2013
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)