Form 10-Q
period 2013-09-30
StarTek, Inc.
filed 2013-11-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 5, 2013, there were 15,365,153 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$58,448	$47,675	$167,834	$142,955
Cost of services	51,928	41,575	150,965	128,246
Gross profit	6,520	6,100	16,869	14,709
Selling, general and administrative expenses	7,153	6,924	21,601	22,579
Impairment losses and restructuring charges, net	—	533	(437)	4,086
Operating loss	(633)	(1,357)	(4,295)	(11,956)
Interest and other (income) expense, net	1,075	(108)	1,009	(295)
Loss before income taxes	(1,708)	(1,249)	(5,304)	(11,661)
Income tax expense (benefit)	83	(20)	87	(22)
Net loss	$(1,791)	$(1,229)	$(5,391)	$(11,639)
Other comprehensive (loss) income, net of tax:			1	1
Foreign currency translation adjustments	(145)	105	(671)	453
Change in fair value of derivative instruments	632	58	(2,244)	959
Comprehensive loss	$(1,304)	$(1,066)	$(8,306)	$(10,227)

Net loss per common share - basic and diluted	$(0.12)	$(0.08)	$(0.35)	$(0.76)

Weighted average common shares outstanding - basic and diluted	15,351	15,263	15,330	15,230

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,017	$9,183
Trade accounts receivable, net	44,818	41,070
Deferred income tax assets	279	288
Derivative asset	—	733
Prepaid expenses	2,770	2,045
Assets held for sale	3,500	4,969
Current portion of note receivable	660	660
Other current assets	902	1,332
Total current assets	58,946	60,280
Property, plant and equipment, net	22,659	26,310
Long-term deferred income tax assets	2,665	3,930
Long-term note receivable, net of current portion	141	602
Intangible assets	2,838	—
Other long-term assets	2,047	2,010
Total assets	$89,296	$93,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,124	$7,174
Accrued liabilities:
Accrued payroll	9,741	7,035
Accrued compensated absences	2,220	2,591
Accrued restructuring costs	14	725
Other accrued liabilities	1,272	1,425
Derivative liability	1,763	253
Deferred revenue	577	638
Deferred income tax liabilities	993	2,390
Other current liabilities	1,972	1,648
Total current liabilities	27,676	23,879
Accrued restructuring costs	3	232
Deferred rent	1,592	2,202
Other liabilities	577	540
Total liabilities	29,848	26,853
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,361,643 and 15,298,947 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	154	153
Additional paid-in capital	73,909	72,435
Accumulated other comprehensive (loss) income	(386)	2,529
Accumulated deficit	(14,229)	(8,838)
Total stockholders’ equity	59,448	66,279
Total liabilities and stockholders’ equity	$89,296	$93,132
See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(5,391)	$(11,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,585	10,008
Impairment losses	—	3,086
Non-cash compensation cost	1,255	997
Amortization of deferred gain on sale leaseback transaction	(206)	—
Deferred income taxes	(180)	395
Other, net	898	181
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,798)	2,684
Prepaid expenses and other assets	(1,022)	683
Accounts payable	(194)	(590)
Income taxes, net	(146)	208
Accrued and other liabilities	1,291	(1,688)
Net cash provided by operating activities	2,092	4,325

Investing Activities
Proceeds from note receivable	495	495
Purchases of property, plant and equipment	(4,054)	(4,680)
Cash paid for acquisitions of businesses	(1,889)	—
Net cash used in investing activities	(5,448)	(4,185)

Financing Activities
Proceeds from stock option exercises	140	1
Proceeds from the issuance of common stock	79	74
Proceeds from line of credit	13,662	16,176
Principal payments on line of credit	(13,662)	(16,176)
Principal payments on capital lease obligations	(16)	(72)
Net cash provided by financing activities	203	3
Effect of exchange rate changes on cash	(13)	(663)
Net decrease in cash and cash equivalents	(3,166)	(520)
Cash and cash equivalents at beginning of period	$9,183	$9,719
Cash and cash equivalents at end of period	$6,017	$9,199

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”, for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of operating results that may be expected during any other interim period of 2013 or the year ending December 31, 2013.
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

2.  ACQUISITIONS

Ideal Dialogue Company, LLC

On March 18, 2013, we acquired Ideal Dialogue Company, LLC (“IDC”) for approximately $1,500 in cash. IDC uses analysis and unique methodologies based on more than 50 years of research in the science of human communication to optimize agent-customer interactions. IDC provides solutions that improve hiring, training, leadership development, quality monitoring and executive insight to enable customer management organizations to consistently create engaging conversations with customers. IDC is headquartered in Lutz, Florida.

The Company paid minimal acquisition-related expenses as part of the IDC purchase, which are recorded in selling, general and administrative expenses. Financial results of IDC from the date of acquisition are included in the results of operations within our Domestic segment.

The preliminary purchase price allocated to the identifiable intangible assets acquired as of the acquisition date was $1,490 with the remainder amount assigned to property, plant and equipment. The intangibles acquired and recorded consist of intellectual property, including proprietary processes and scoring and analysis methodologies.

Healthcare BPO

On July 24, 2013, we acquired a business process outsourcing provider in the health care industry for approximately $1,500. The company provides health care related services to patients on behalf of the professional medical community.

As of September 30, 2013, the Company had paid $389 of the purchase price with the remaining balance to be paid by January 2015, which is included in other accrued liabilities and other liabilities in the Condensed Consolidated Balance Sheet. Minimal acquisition-related expenses were paid, which are recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment. The preliminary purchase price has been allocated to intangible assets.

The allocation of the purchase price for these acquisitions will be completed upon the completion of a valuation of the acquired identifiable and unidentifiable intangibles.

3.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and nine months ended September 30, 2013 we did not incur any impairment losses. During the nine months ended September 30, 2012, we incurred $3,086 of impairment losses in our Domestic segment associated with two facilities where we received customer notification of a ramp-down in business. Future cash flows did not support the carrying value of the long-lived assets in these facilities, such as computer equipment, software, equipment and furniture and fixtures. We were able to secure new business for one of these facilities and the other facility was closed and its lease expired in January 2013.

Disposal of Long-Lived Assets

During the third quarter of 2013, we implemented a plan to outsource a significant portion of our IT platform.  As a result, we transferred certain IT assets to the provider resulting in a loss on disposal of $910, which is included in interest and other (income) expense, net. The useful life of the remaining impacted assets has been shortened to the transition period, resulting in accelerated depreciation charges of $484 in cost of services during the three months ended September 30, 2013.

Assets Held for Sale
During the second quarter of 2013, we reclassified our Laramie, Wyoming facility, previously held for sale as of March 31, 2013, to assets held and used, as the held for sale criteria were no longer met due to the duration of the held for sale classification. The assets were measured at the carrying value of the assets before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously held and used. As a result of this measurement, we recognized $151 of depreciation expense, which is included in cost of services.

During the third quarter of 2013, we reclassified our Enid, Oklahoma facility, previously held for sale as of June 30, 2013, to assets held and used, as the held for sale criteria were no longer met due to the reopening of this site. The assets were measured at the carrying value of the assets before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously held and used. As a result of this measurement, we recognized $271 of depreciation expense, which is included in cost of services.
We evaluated the Greeley, Colorado facility and determined this long-lived asset totaling $3,500 met all the criteria for an asset held for sale and is presented as current assets held for sale on our Condensed Consolidated Balance Sheets.

Restructuring Charges

A summary of the activity under the restructuring plans as of September 30, 2013, is as follows:

	Facility-Related Costs
	Victoria	Decatur	Regina	Total
Balance as of December 31, 2012	$537	$86	$334	$957
Expense (reversal)	(443)	(56)	—	(499)
Payments, net of receipts for sublease	(77)	(30)	(328)	(435)
Foreign currency translation adjustment	—	—	(6)	(6)
Balance as of September 30, 2013	$17	$—	$—	$17

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

We expect to pay $17 in our Domestic segment over the remaining term of the restructuring plans, including lease payments offset by sublease receipts, personal and real property taxes and other miscellaneous facility related costs.  The cumulative amount paid as of September 30, 2013 related to the closures was $9,793 in our Domestic segment in facility-related costs and termination benefits.

4. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,288,769 and 2,240,191 for the three and nine months ended September 30, 2013 and 2012, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$14,868	25.4%	$14,175	29.7%	$42,770	25.5%	$48,340	33.8%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$16,469	28.2%	$13,584	28.5%	$44,846	26.7%	$42,274	29.6%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$10,822	18.5%		*	$33,301	19.8%		*

* less than 10%
(1) Revenue from this customer is generated through our Domestic and Asia Pacific segments.
(2) Revenue from this customer is generated through our Domestic, Asia Pacific and Latin America segments.

Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire between 2014 and 2015.  Our initial master services agreement covering all AT&T work had been extended through January 31, 2013.   On January 25, 2013, we entered into a new master services agreement with AT&T Services, Inc., which expires December 31, 2015 and may be extended upon mutual agreement, but may be terminated by AT&T with written notice.

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

6.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues that are paid to us primarily in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. As of September 30, 2013, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

We have elected to follow cash flow hedge accounting in order to associate the results of the hedges with forecasted future expenses. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders' equity and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and nine months ended September 30, 2013 and 2012, our cash flow hedges were highly effective and there were no amounts charged for hedge ineffectiveness.

The following table shows the notional principal of our derivative instruments as of September 30, 2013:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	1,140
Foreign exchange contracts	Philippine peso	1,562,360

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

Assets Held for Sale

We have committed to a plan to sell certain buildings and land at our closed facility in Greeley, Colorado. We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $3,500 at September 30, 2013. The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$—	$—	$—
Total fair value of assets measured on a recurring basis	$—	$—	$—	$—

Liabilities:
Foreign exchange contracts	$—	$1,763	$—	$1,763
Total fair value of liabilities measured on a recurring basis	$—	$1,763	$—	$1,763

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$733	$—	$733
Total fair value of assets measured on a recurring basis	$—	$733	$—	$733
Liabilities:
Foreign exchange contracts	$—	$253	$—	$253
Total fair value of liabilities measured on a recurring basis	$—	$253	$—	$253

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$3,500	$3,500
Total fair value of assets measured on a non-recurring basis	$—	$—	$3,500	$3,500

Liabilities:
Accrued restructuring costs	$—	$—	$17	$17
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$17	$17

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,969	$4,969
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,969	$4,969

Liabilities:
Accrued restructuring costs	$—	$—	$957	$957
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$957	$957

8. DEBT

On February 28, 2012, we terminated our secured line of credit with UMB Bank, which was effective through August 1, 2012, and replaced it with a secured revolving credit facility with Wells Fargo Bank. The Credit Agreement was effective February 28, 2012 and has a maturity date of February 28, 2016.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  As of September 30, 2013, we had no outstanding borrowings on our credit facility and available capacity was $9,900, net of $100 of letters of credit backed by the facility.

On February 25, 2013, we entered into a Third Amendment to the Credit Agreement to agree on the financial covenants for 2013 and the first quarter of 2014. This amendment also clarified certain definitions and extended the term of the Credit Agreement one year to February 28, 2016. We were in compliance with all covenants as of September 30, 2013.

9. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. The compensation cost that has been charged against income for stock option awards, restricted stock and deferred stock units for the three and nine months ended September 30, 2013 was $398 and $1,255 and for the three and nine months ended September 30, 2012 was $301 and $997, respectively, and is included in selling, general and administrative expense.  As of September 30, 2013, there was $2,134 of total unrecognized compensation cost related to nonvested stock options and $7 related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of 2.22 and 1.08 years for the stock options and restricted stock awards, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Total
Balance at December 31, 2012	$2,798	$(269)	$2,529
Foreign currency translation	(671)	—	(671)
Reclassification to net income	—	(994)	(994)
Unrealized (losses)	—	(1,250)	(1,250)
Balance at September 30, 2013	2,127	(2,513)	(386)

Reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gains and losses on cash flow hedges
Foreign exchange contracts	$(1,099)	$237	(925)	156	Cost of services
Foreign exchange contracts	(69)	—	(69)	—	Selling, general and administrative expenses
	$(1,168)	$237	$(994)	$156

11.  SEGMENT INFORMATION

Over the past several years, we have closed and opened several operating centers, which has changed the way in which management and our chief operating decision maker evaluate performance and allocate resources. As a result, during the quarter ended March 31, 2012, we revised our business segments, consistent with our management of the business and internal financial reporting structure. Specifically, we consolidated our U.S. and Canadian segments into our Domestic segment and created two new segments, Asia Pacific and Latin America, which were previously reported in our Offshore segment. As of September 30, 2013, our Domestic segment included the operations of seven facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of three facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the three and nine months ended September 30, 2013 and 2012 is as follows:

	For the Three Months Ended September 30,
	2013	2012
Revenue:
Domestic	$30,164	$23,106
Asia Pacific	20,470	19,818
Latin America	7,814	4,751
Total	$58,448	$47,675

Gross profit:
Domestic	$2,963	$1,886
Asia Pacific	2,681	4,249
Latin America	876	(35)
Total	$6,520	$6,100

	For the Nine Months Ended September 30,
	2013	2012
Revenue:
Domestic	$87,074	$72,066
Asia Pacific	60,031	58,083
Latin America	20,729	12,806
Total	$167,834	$142,955

Gross profit:
Domestic	$9,432	$3,154
Asia Pacific	7,048	12,272
Latin America	389	(717)
Total	$16,869	$14,709

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2012 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

STARTEK is a global provider of business process outsourcing services with approximately 10,200 employees, whom we refer to as Brand Warriors, that have been committed to making a positive impact on our clients’ business results for over 25 years.  Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day to bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives, resulting in a trusted partnership.  The STARTEK Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  The STARTEK Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients.  STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, IVR and back-office support.  STARTEK has delivery centers in the U.S., Philippines, Canada, Costa Rica, Honduras and through our StarTek@Home workforce.

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

As of September 30, 2013, our Domestic segment included the operations of seven facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of three facilities in the Philippines, and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

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

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Enid, Oklahoma
We reopened our Enid facility in the third quarter of 2013; therefore, we reclassified the asset from assets held for sale to assets in use, resulting in a depreciation charge of $0.3 million.

Angeles City, Philippines
We began operating in our new location in Angeles City, Philippines in September 2013.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended September 30,
	2013		2012
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$30,164	51.5%	$23,106	48.5%
Cost of services	27,201	52.4%	21,220	51.0%
Gross profit	$2,963	45.4%	$1,886	30.9%
Gross profit %	9.8%		8.2%
Asia Pacific:
Revenue	$20,470	35.0%	$19,818	41.6%
Cost of services	17,789	34.3%	15,569	37.4%
Gross profit	$2,681	41.1%	$4,249	69.7%
Gross profit %	13.1%		21.4%
Latin America:
Revenue	$7,814	13.5%	$4,751	10.0%
Cost of services	6,938	13.4%	4,786	11.5%
Gross profit	$876	13.4%	$(35)	(0.6)%
Gross profit %	11.2%		(0.7)%
Company Total:
Revenue	$58,448	100.0%	$47,675	100.0%
Cost of services	51,928	100.0%	41,575	100.0%
Gross profit	$6,520	100.0%	$6,100	100.0%
Gross profit %	11.2%		12.8%

Revenue

Revenue increased by $10.8 million, or 22.6%, from $47.7 million in the third quarter of 2012 to $58.4 million in the third quarter of 2013.  The Domestic segment increase of $7.1 million was due to $8.2 million of new business and growth from existing programs, partially offset by a $1.1 million reduction from closed facilities. Asia Pacific revenues grew $0.6 million due to $3.0 million of new business and growth from existing clients, mostly offset by reductions of $2.4 million from our two largest clients. The $3.1 million increase in the Latin America segment was due primarily to the ongoing ramp of our Honduras facility.

Cost of Services and Gross Profit

Included in gross profit are one time charges of $0.7 million related to the IT platform initiative and $0.3 million for depreciation charges for the Enid reclassification from held for sale. Cost of services increased by $10.4 million, or 24.9%, from $41.6 million in the third quarter of 2012 to $51.9 million in the third quarter of 2013 primarily to support the revenue growth of 22.6%. Cost of services in the Domestic segment increased by approximately $6.0 million due to investment in growth and gross profit as a percentage of revenue increased by 1.6% due to site closures and efficiency improvements in several locations. Domestic gross profit includes the IT platform initiative charge of $0.3 million and Enid depreciation charge of $0.3 million. Cost of services in the Asia Pacific segment increased by approximately $2.2 million, or 14.3%, and gross profit as a percentage of revenue decreased by approximately 8.3%. The unfavorable variances were due to a business mix change, new site start up and ramp related training costs. Cost of services in Latin America increased by approximately $2.2 million, or 45.0%, and gross profit as a percentage of revenue improved from (0.7)% to 11.2%, primarily due to the continued capacity utilization improvements driven by ongoing new business ramps.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Nine Months Ended September 30,
	2013		2012
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$87,074	51.8%	$72,066	50.4%
Cost of services	77,642	51.4%	68,912	53.7%
Gross profit	$9,432	55.9%	$3,154	21.4%
Gross profit %	10.8%		4.4%
Asia Pacific:
Revenue	$60,031	35.8%	$58,083	40.6%
Cost of services	52,983	35.1%	45,811	35.7%
Gross profit	$7,048	41.8%	$12,272	83.4%
Gross profit %	11.7%		21.1%
Latin America:
Revenue	$20,729	12.5%	$12,806	9.0%
Cost of services	20,340	13.5%	13,523	10.5%
Gross profit	$389	2.3%	$(717)	(4.9)%
Gross profit %	1.9%		(5.6)%
Company Total:
Revenue	$167,834	100.0%	$142,955	100.0%
Cost of services	150,965	100.0%	128,246	100.0%
Gross profit	$16,869	100.0%	$14,709	100.0%
Gross profit %	10.1%		10.3%

Revenue

Revenue increased by $24.9 million, or 17.4%, from $143.0 million in the first nine months of 2012 to $167.8 million in the first nine months of 2013.  The Domestic segment increase of $15.0 million was due to $26.5 million of new business and growth from existing programs, partially offset by a $6.7 million reduction from closed facilities, and $4.9 million reduction for one lost client and lower call volumes from two clients. Asia Pacific revenues grew $1.9 million due to $12.8 million of new business and growth from existing clients, mostly offset by reductions and lost programs of $10.9 million from our two largest clients. The $7.9 million increase in the Latin America segment was due to growth from existing clients.

Cost of Services and Gross Profit

Cost of services increased by $22.7 million, or 17.7%, from $128.2 million in the first nine months of 2012 to $151.0 million in the first nine months of 2013. Cost of services in the Domestic segment increased by approximately $8.7 million due to investment in growth and gross profit as a percentage of revenue increased by 6.4% due to site closures and utilization improvements in several locations. Cost of services in the Asia Pacific segment increased by approximately $7.2 million, or 15.7%, and gross profit as a percentage of revenue decreased by approximately 9.4%. The unfavorable variances were due to program mix changes, new site start up and ramp related costs, and inefficiencies across two key programs. Cost of services in Latin America increased by approximately $6.8 million, or 50.4%, and gross profit as a percentage of revenue increased by 7.5%, primarily due to the continued ramp of our Honduras facility and investment in growth in Costa Rica.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended September 30, 2013 and 2012.

Selling, General and Administrative Expenses

For the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, selling, general and administrative expenses increased $0.2 million, or 3.3%, and decreased $1.0 million, or 4.3%, respectively. The increases during the quarter were primarily due to sales commissions and additional hiring to support growth. The decreases during the nine month period were primarily due to lower severance payments and continued cost efficiencies.

Impairment Losses and Restructuring Charges, Net

No impairment losses were incurred during the first nine months of 2013 and we reversed $0.4 million of restructuring charges during this period due to expenses reimbursable under the sublease at our Victoria, Texas facility. Impairment losses and restructuring charges of $4.1 million for the nine months ended September 30, 2012 consisted of $3.1 million of impairment losses related to long-lived assets in our Decatur, Illinois and Jonesboro, Arkansas facilities, $0.5 million of restructuring charges incurred for the Decatur, Illinois location and $0.5 million of restructuring charges related to revised estimates of our lease for the Regina, Saskatchewan site.

Interest and Other (Income) Expense, Net

Interest and other (income) expense, net for the three and nine months ended September 30, 2013 of approximately $1.0 million includes losses on disposal of assets related to our IT implementation project of $0.9 million.

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

As of September 30, 2013, working capital totaled $31.3 million and our current ratio was 2.13:1, compared to working capital of $36.4 million and a current ratio of 2.50:1 at December 31, 2012.

Net cash flows provided by operating activities for the nine months ended September 30, 2013 was $2.1 million compared to net cash provided by operating activities of $4.3 million for the nine months ended September 30, 2012. The decrease in net cash flows from operating activities was due to a $3.3 million decrease in non-cash items such as depreciation, impairment charges, stock-based compensation and deferred income taxes and a $5.2 million net decrease in cash flows from assets and liabilities offset by a $6.2 million decrease in net loss. The $5.2 million net decrease in cash flows from assets and liabilities was principally a result of an increase in our receivables balance.

Net cash used in investing activities for the nine months ended September 30, 2013 of $5.4 million primarily consisted of $4.1 million of capital expenditures and the cash paid for acquisitions of $1.9 million. This compares to net cash used in investing activities of $4.2 million primarily for capital expenditures for the nine months ended September 30, 2012.

Net cash provided by financing activities increased by approximately $0.2 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to the increase in stock issuances from the exercise of stock options offset by decreases in capital lease obligations.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a current borrowing capacity of $10.0 million, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and a source of financing growth opportunities. After consideration for issued letters of credit under this facility, totaling $0.1 million, our remaining borrowing capacity was $9.9 million as of September 30, 2013. There was no outstanding balance on our credit facility as of September 30, 2013.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at September 30, 2013.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the third quarter of 2013.
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

In order to hedge a portion of our anticipated cash flow requirements denominated in the Canadian dollar and Philippine peso we had outstanding forward contracts as of September 30, 2013 with notional amounts totaling $38.9 million. If the USD were to weaken against the Canadian dollar and Philippine peso by 10% from current period-end levels, we would incur a loss of approximately $4.1 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures. As of September 30, 2013, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the USD.

Interest Rate Risk

We currently have a $10.0 million secured credit facility, which can increase to $20.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

During the three and nine months ended September 30, 2013, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors, except as noted below, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

We are required to comply with laws governing the transmission, security and privacy of protected health information.
In relation to our acquisition of a business process outsourcing provider focusing on health care, we are required to comply with applicable laws governing the transmission, security and privacy of health information, including, among others, the standards of The Health Insurance Portability and Accountability Act (“HIPAA”). The failure to comply with any of these laws could make it difficult to expand our recently acquired health care business process outsourcing business and/or cause us to incur significant liabilities.
ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999.	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000.	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate.	10-Q	4.2	11/6/2007
10.1*	Fourth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
10.2&*	Amendment No. 20120124.035.A.001 to Contact Center Services Master Agreement between StarTek, Inc. and AT&T Services, Inc.
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited), (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: November 8, 2013
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: November 8, 2013
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)