Form 10-K
period 2013-12-31
StarTek, Inc.
filed 2014-03-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2013 was approximately $57.5 million. As of March 3, 2014, there were 15,376,611 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its annual meeting of stockholders to be held May 6, 2014.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

Unless otherwise noted in this report, any description of “us," “we” or "our" refers to StarTek, Inc. ("STARTEK") and its subsidiaries.  Financial information in this report is presented in U.S. dollars.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

STARTEK is a comprehensive contact center and business process outsourcing service company with employees we call Brand Warriors who for over 25 years have been committed to making a positive impact on our clients’ business results. Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day and bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives. The STARTEK Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  The STARTEK Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients.  STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, IVR and back-office support.  STARTEK has delivery centers in the United States, Philippines, Canada, Costa Rica, Honduras and through its STARTEK@Home workforce.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America.  As of December 31, 2013, our Domestic segment included the operations of seven facilities in the United States and one facility in Canada; our Asia Pacific segment included the operations of three facilities in the Philippines; and our Latin America segment included the operations of one facility in Costa Rica and one facility in Honduras.

Service Offerings

We provide customer experience management throughout the life cycle of our clients’ customers.  These service offerings include customer care, sales support, inbound sales, complex order processing, accounts receivable management, technical and product support, up-sell and cross-sell opportunities and other industry-specific processes.  We provide these services by leveraging technology, agent performance tools, analytics and self service applications to coach and enable and empower our Brand Warriors.

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

Receivables Management.  We help our clients reduce their bad debt write-offs and days sales outstanding as a natural extension of their operation. We provide billing, credit card support and first-party collections through our receivables management services. These services allow our clients to reduce the risk of non-payment by directly transferring the calls made by delinquent customers to us and our Brand Warrior representatives encourage the customers to “self-cure” in order to continue to receive service. Customers may immediately pay their current bill through credit or debit card payments, electronic checks or money orders.

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

Our goal is to provide higher conversion rates and improve the average revenue per sale. We select managers and representatives who not only have a sales mentality, but are dedicated to helping customers. We also employ a proven sales training methodology that all our sales and service representatives employ and they are supported by dedicated management teams. By working with our clients and providing a true sales team culture, we are able to achieve superior sales results.

Additional Services. We provide other industry-specific processes, including training curriculum development, workforce management, dialer automation and disposition.   These services include both automated and live-agent interaction.

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

CUSTOMER TRENDS

We have observed a few emerging trends in client requirements of our industry.  Our clients are increasingly focused on improving customer engagement and reducing total overall cost of ownership.  We deliver a high level of customer satisfaction, as evidenced by our clients’ customer service awards and our clients’ ranking of STARTEK relative to other outsourced partners.  Our clients value a combination of on-shore, near-shore, offshore and home agent delivery platforms to optimize their customer support costs.  In response to the demand for offshore solutions, we opened our first facility in the Philippines in 2008 and a second facility in 2010.  In response to the demand for near-shore solutions, we opened a new facility in Costa Rica in 2010 and in Honduras in 2011, which enabled us to provide a near-shore solution, while also increasing our Spanish language capability. Given this demand, we plan to continue to grow the number of offshore and near-shore agents.

We have also observed that our clients are demanding a decrease in the number of contacts it takes for their customers to enjoy their products or services.  Process improvement has also driven further efficiencies for resolution of those contact issues. We are committed to delivering solutions through which we partner with our clients to achieve and deliver these efficiency gains.

We believe we are positioned to benefit from this trend as we have developed a comprehensive suite of services that drive continuous improvement on front and back-office transactions.

KEY COMPETITIVE DIFFERENTIATORS

STARTEK Advantage System

The sum total of the STARTEK culture, the STARTEK Operating Platform, customized solutions for every client program and our continuous improvement process is our STARTEK Advantage System.  The STARTEK Advantage System empowers and enables our leaders to deliver consistent execution of operational results while driving year-over-year improvement for our clients’ critical business requirements.

STARTEK’s culture is built on trust and servant leadership. Servant leadership puts the employees first and leads with a focus on solving problems and promoting personal development.   We are a gathering of like-minded professionals determined to make a positive impact for our employees, our clients and our stakeholders.

STARTEK Operating Platform provides the expertise, best practices and thought leadership to move our clients’ programs toward specific, measurable goals.  It includes execution and innovation in every area of the operation from onboarding our employees, enabling our employees, executing against goals, evaluating performance, improving performance and enhancing our client’s business.

STARTEK deploys solutions that leverage what we have now, what we have learned from experience across a breadth of clients and industries and what we hear and understand from our client’s goals.  We will deliver the right people with the right leadership enabled by the right technology and empowered by the right tools to make a meaningful impact to our clients’ business. Our recent acquisition of Ideal Dialogue gives us the ability to offer a solution for improving customer interactions and, subsequently, customer satisfaction. Ideal Dialogue has developed a unique methodology for training and measuring how we can better engage with customers to improve the customer experience.

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

Cost Competitive

We are confident in our ability to be cost competitive in our solutions for our clients’ needs. Through clearly understanding their needs and striving to reach goal congruency, we can assure that our collective financial goals are aligned in the most efficient way.

STRATEGY

Successful outsourcing partnerships strike a balance by delivering our clients a better customer experience through an efficient support model while generating a fair return for our stakeholders.  Therefore, our mission is simple.  We enable and empower our Brand Warriors to fight for our clients’ brands every day in order to return value to our stakeholders. Our employees and customer service agents are called Brand Warriors because they are on the front lines protecting and promoting our clients’ brands, which creates loyalty for our clients’ products and services.  Our clients’ business objectives become our business objectives, as we seek to become their trusted partner.  Every day, we strive to better understand our clients’ market and competitive challenges so that we can play a more effective role as a trusted partner in their businesses.  We seek to build customer loyalty and reduce our customers’ costs through specific actionable continuous improvement efforts.  Management believes that empowering and enabling our Brand Warriors is the most important way we can deliver the best possible consistent customer experience.  STARTEK’s leadership team is committed to driving year-over-year continuous improvement for our clients’ businesses, not only in customer experience, but in total cost of ownership.

We seek to become a market leader in providing meaningful impact business process outsourcing ("BPO") services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs.  In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a quality customer experience to our clients’ customers. To become a leader in the market, our strategy is to:

•	grow our existing client base by deepening and broadening our relationships,

•	add new clients and continue to diversify our client base,

•	improve the profitability of our business through operational improvements and increased utilization,

•	expand our global delivery platform to meet our clients' needs,

•	broaden our service offerings by providing more innovative and technology-enabled solutions, and

•	expand into new verticals.

During 2013, STARTEK acquired two companies that expand our reach with new and existing customers. Ideal Dialogue, Inc. is a company dedicated to improving client engagement through over 50 years of academic study in the science of human communication. STARTEK also acquired RN's On Call, which operates a nurse telephone triage and patient support service company. Registered nurses, specialized professionals, para-medical resources, call center specialists, quality/compliance officers and workflow analysts provide patient support. The phones are answered by certified medical professionals who can provide patients with immediate assistance by utilizing a combination of medical protocols, on call physicians and standing orders. The acquisition launched STARTEK Health, a division of STARTEK, dedicated to providing service to payers, providers, pharmaceutical companies and medical device producers in the healthcare industry. STARTEK Health recently launched a new website dedicated to showcasing the capabilities of the new division for the healthcare industry at www.startekhealth.com.

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

SEASONALITY

Our business has been seasonal, dependent on our clients' marketing programs and product launches, which are often geared toward the end of summer and the winter holiday buying season. Our cable and satellite providers also bring a seasonal element towards special sports programming.

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

COMPETITION

We compete with a number of companies that provide similar services on an outsourced basis, including business process outsourcing companies such as Teleperformance; Convergys Corporation; Transcom; NCO Group; Aegis PeopleSupport; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc.; Stream Global Services, Inc. and West Corporation.  We compete with the aforementioned companies for new business and for the expansion of existing business within the clients we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as proven performance to add value to our clients.  We believe our success is contingent more on our targeted service offering and performance delivery to our clients than our overall size.  Several of our competitors merged during the last three years, which increased the size and reach of those competitors, which may affect our competitive position.  There are also many private equity backed companies actively pursuing sale so further consolidation in the industry is expected.  However, we believe there are integration challenges involved in consolidations, which may provide us an opportunity to deliver superior customer service to our clients.  Some competitors may offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services.  We primarily compete with the aforementioned companies on the basis of price and quality.  As such, our strategy continues to be to execute on our clients’ quality metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost-effective solution and driving year over year improvement.  We view our competitive advantage as being a large enough company to offer the breadth of service offerings that are often requested by our clients while being agile enough to quickly respond to our clients’ needs.

CLIENTS

We provide service to clients from our locations in North America, Latin America and Asia Pacific. Approximately 65% of our revenue is derived from clients within the telecommunications industry and 30% from clients within the cable and media industry.

Our three largest customers, AT&T Inc. (“AT&T”), T-Mobile USA, Inc. (“T-Mobile”) and Comcast Cable Communications Management, LLC ("Comcast"), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of a large program from one of these clients, a significant reduction in the amount of business we receive from a principal client, renegotiation of pricing on several programs simultaneously for one of these clients, the delay or termination of a principal clients’ product launch or service offering, or the complete loss of one or more of these principal clients would adversely affect our business and our results of operations. Also, our clients may unilaterally reduce their use of our services under our contracts without penalty.

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

On July 28, 2011, we entered into a new master services agreement with T-Mobile effective July 1, 2011, which covers all services that we provide to T-Mobile. The new master services agreement with T-Mobile replaces the previous master services agreement dated October 1, 2007, has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

On January 4, 2014, we signed a new master services agreement with Comcast, effective June 22, 2013, which provides for the same services as the original master services agreement that was signed in 2011 and would have expired in 2014. The new master services agreement covers all services that we provide to Comcast, has an initial term of one year and will automatically renew for additional one-year periods unless either party gives notice of cancellation. Comcast may terminate the agreement upon 90 days written notice.

GOVERNMENT AND ENVIRONMENTAL REGULATION

We are subject to numerous federal, state, and local laws in the states and territories in which we operate, including tax, environmental and other laws that govern the way we conduct our business.  There are risks inherent in conducting business internationally, including significant changes in domestic government programs, policies, regulatory requirements, and taxation with respect to foreign operations; potentially longer working capital cycles; unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; and difficulties in staffing and effectively managing foreign operations.

EMPLOYEES AND TRAINING

As of December 31, 2013, we employed approximately 11,600 employees. Approximately 3,000 were employed in the United States and approximately 8,600 were employees in foreign countries. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2013. We believe our overall relations with our workforce are good.

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

Revenue from our three largest clients, AT&T, T-Mobile and Comcast, accounted for 25.3%, 27.7% and 19.8%, respectively, of our revenues for the year ended December 31, 2013.

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

We enter into written agreements with each client for our services and seek to sign multi-year contracts with our clients. However these contracts generally permit termination upon 30 to 90 days notice by our clients, do not designate us as our clients' exclusive outsourced services provider, do not penalize our clients for early termination, hold us responsible for work performed that does not meet predefined specifications and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results. If a principal client canceled or did not renew its contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients' customers, as described above, our business depends in part on the success of our clients' products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Moreover, clients who may not terminate their contacts with us without cause could generally reduce the volume of services they outsource to us, which would have an adverse effect on our revenue, results of operations and overall financial condition.

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

Client consolidation could result in a loss of business that would adversely affect our operating results

The communications industry has had a significant level of consolidation discussion. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired themselves. Such consolidations may decrease our business volume and revenue, which could have an adverse effect on our business, results of operations and financial condition.

Our lack of a wide geographic diversity outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

Although we currently conduct operations in Canada, the Philippines, Costa Rica and Honduras, we do not have a wide geographic diversity. Our lack of such diversity could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. It may also limit our ability to gain new clients that may require business process service providers to have this greater flexibility across differing geographies.

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

In 2012, the decision was made to consolidate the business performed in Enid, Oklahoma into another U.S. facility. Enid reopened in the third quarter of 2013. In February 2012, we received a customer notification of its intent to reduce its business in our Decatur, Illinois and Jonesboro, Arkansas facilities. The Decatur facility closed in January 2013. We secured new business for the Jonesboro facility and continued to sell to this capacity until February 2014, when we announced the closure of this site. Operations will cease in the second quarter of 2014 when the business transitions to another facility. We closed our facility in Collinsville, Virginia during the first quarter of 2012. During 2012, we recognized $4.1 million in impairment losses and restructuring charges related to facility closures and assets whereby the carrying value did not support future cash flows. In February 2013, we announced the closure of our Cornwall, Ontario facility due to an end-of-life client program. In the fourth quarter of 2013, we recognized impairment losses in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values.

We may incur further impairment losses and restructuring charges during 2014 related to any additional planned closures. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

If client demand declines due to economic conditions or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Our operations in Canada, the Philippines, Costa Rica and Honduras subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business outside the United States, in Canada, the Philippines, Costa Rica and Honduras, we are exposed to market risk from changes in the value of the Canadian dollar, Philippine peso, Costa Rican colon and the Honduran lempira. Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations and, therefore, may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, but the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars, Philippine pesos and, to a lesser extent, the Costa Rican colon and Honduran lempira. Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso, Costa Rican colon or Honduran lempira exchange rates can cause significant fluctuations in our results of operations. We engage in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar and the Philippine peso. During 2013, we did not enter into hedging agreements for the Costa Rican colon or Honduran lempira. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from further strengthening of these currencies against the U.S. dollar.
As a global company, we are subject to social, political and economic risks of doing business in many countries.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2013, we generated approximately 58.8% or $135.9 million of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. During 2012, the local economies in some of the locations in which we operate experienced growth, which causes pressure on labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive. Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease. In the past, some of our employees have attempted to organize a labor union, and economic and legislative changes may encourage organizing efforts in the future, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

We have experienced significant management turnover and need to retain key management personnel.

In June 2011, Chad A. Carlson was named as our President and Chief Executive Officer. Lisa Weaver became the Chief Financial Officer in October of 2011. Joe Duryea was hired to lead Sales & Marketing in April 2012. Rod Leach became the Senior Vice President of Global Operations in August 2012. Jay Kirksey became the Senior Vice President, Global Human Resources in February 2013, Emily Millar was promoted to Senior Vice President, Client Solutions and Strategy in July 2013 and Pat Hain was promoted to Senior Vice President, Information Services in July 2013. We must successfully integrate any new management personnel whom we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

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

As of December 31, 2013, we had a $15.0 million secured revolving credit facility with Wells Fargo Bank, which has a term of four years. As of December 31, 2013, we had $1.0 million outstanding borrowings on our credit facility. If we do not meet the debt covenant requirements under the new revolving credit facility with Wells Fargo Bank, we may lose an important source of liquidity and be unable to meet short-term cash needs required for growth opportunities and we could face adverse effects on our financial statements, including payments for waivers or higher interest rate obligations.

Our largest stockholder has the ability to significantly influence corporate actions.

A. Emmet Stephenson, Jr., one of our co-founders, owned approximately 19.0% of our outstanding common stock as of March 3, 2014. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson beneficially owns 10% or more (but less than 30%) of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board, although he has not currently exercised this right. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson's hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $3.93 to a high of $7.24 during 2013.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item; however, there were none.

ITEM 2.  PROPERTIES

As of December 31, 2013, we owned or leased the following facilities, containing in the aggregate approximately 864,000 square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
Domestic:
U.S. Facilities
Greeley, Colorado	1998	35,000	Leased (a)
Laramie, Wyoming	1998	22,000	Company Owned (b)
Enid, Oklahoma	2000	47,500	Company Owned (c)
Grand Junction, Colorado	2000	54,500	Leased
Lynchburg, Virginia	2004	41,300	Leased (d)
Victoria, Texas	2008	54,100	Leased (e)
Mansfield, Ohio	2008	50,000	Leased
Jonesboro, Arkansas	2008	65,400	Leased
Greenwood Village, Colorado	2012	14,100	Leased
Lutz, Florida	2013	3,600	Leased
Colorado Springs, Colorado	2013	28,000	Leased
Canadian Facilities
Kingston, Ontario	2001	49,000	Leased
Asia Pacific:
Philippine Facilities
Makati City, Philippines	2008	78,000	Leased
Ortigas, Philippines	2010	158,000	Leased
Angeles City, Philippines	2013	61,000	Leased
Latin America:
Costa Rica Facility
Heredia, Costa Rica	2010	37,200	Leased
Honduras Facility
San Pedro Sula, Honduras	2011	65,200	Leased

(a) Our Greeley, Colorado facility was sold under a sale-leaseback agreement effective December 31, 2013.

(b) Our Laramie, Wyoming facility ceased operations in January 2010.

(c) Our Enid, Oklahoma facility ceased operations in March 2012 and reopened in September 2013.

(d) Our Lynchburg, Virginia facility moved to this larger space nearby in September 2013.

(e) Our Victoria, Texas facility ceased operations in January 2010 and is currently being sublet through the remaining lease term.

Substantially all of our facility space can be used to support any of our business process outsourced services. We believe our existing facilities are adequate for our current operations. We intend to maintain efficient levels of excess capacity to enable us to readily provide for needs of new clients and increasing needs of existing clients.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE for the periods shown:

	High	Low
2013
First Quarter	$5.99	$3.93
Second Quarter	$7.24	$4.14
Third Quarter	$6.51	$4.58
Fourth Quarter	$6.60	$5.84
2012
First Quarter	$3.35	$1.95
Second Quarter	$3.40	$1.77
Third Quarter	$3.24	$2.68
Fourth Quarter	$4.26	$2.85

HOLDERS OF COMMON STOCK

As of March 3, 2014, there were approximately 1,655 stockholders of record and 15,376,611 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes our consolidated financial condition as of December 31, 2013 and 2012, and our consolidated results of operations for the years then ended. We are considered a "smaller reporting company" under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our audited consolidated statements of operations and comprehensive (loss), cash flows and changes in stockholders' equity for two, rather than three, years.

OVERVIEW

STARTEK is a comprehensive contact center and business process outsourcing service company with employees we call Brand Warriors who for over 25 years have been committed to making a positive impact on our clients’ business results. Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day and bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives.

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

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2013

Decatur, Illinois
In February 2012, we received written notifications that a client would be reducing business in our Decatur, Illinois facility. We recorded a $0.5 million restructuring reserve in the second quarter of 2012. The restructuring plan was completed during the first quarter of 2013.

Regina, Saskatchewan
The lease for this facility was due to expire July 31, 2013. We were successful in negotiating an early termination of the lease; therefore, the restructuring plan was completed during the first quarter of 2013 and we do not expect to incur any additional restructuring liabilities for this location.

Cornwall, Ontario
In February 2013, we announced the closure of our Cornwall, Ontario facility due to an end-of-life client program. Operations ceased during the first quarter of 2013, which was earlier than initially expected.

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

Colorado Springs, Colorado
Our healthcare division began operations in July 2013 in Colorado Springs, Colorado.

Lutz, Florida
We acquired Ideal Dialogue Company, LLC in March 2013.

Myrtle Beach, South Carolina
We are developing a new customer support center in Myrtle Beach, South Carolina.

SUBSEQUENT EVENTS
In February 2014, we announced the closure of our Jonesboro, Arkansas site. Operations will cease in the second quarter of 2014 when the business transitions to another facility. The lease will terminate in June 2015.

In February 2014, we signed a lease for a new contact center in Tegucigalpa, Honduras.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Year Ended December 31,
	2013		2012
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$120,928	52.3%	$99,827	50.4%
Cost of services	107,637	52.0%	92,431	52.8%
Gross profit	$13,291	54.6%	$7,396	32.2%
Gross profit %	11.0%		7.4%
Asia Pacific:
Revenue	81,082	35.1%	$79,683	40.2%
Cost of services	71,108	34.4%	63,207	36.1%
Gross profit	9,974	41.0%	$16,476	71.6%
Gross profit %	12.3%		20.7%
Latin America:
Revenue	29,247	12.6%	$18,582	9.4%
Cost of services	28,187	13.6%	19,457	11.1%
Gross profit	1,060	4.4%	$(875)	(3.8)%
Gross profit %	3.6%		(4.7)%
Company Total:
Revenue	$231,257	100.0%	$198,092	100.0%
Cost of services	206,932	100.0%	175,095	100.0%
Gross profit	$24,325	100.0%	$22,997	100.0%
Gross profit %	10.5%		11.6%

Revenue

Revenue increased by $33.2 million, or 16.7%, from $198.1 million in 2012 to $231.3 million in 2013.  The increase was due to performance within the Domestic and Latin America segments.  Revenue in the Domestic segment increased by 21.1%, or $21.1 million, due to $33.1 million of new business and growth from existing programs, partially offset by a $7.7 million reduction from closed facilities, and a $4.3 million reduction for other program reductions. Asia Pacific revenue increased 1.8%, or $1.4 million, from $79.7 million in 2012 to $81.1 million in 2013 due primarily to the ramp up of new business of $13.4 million, partially offset by $10.7 million from lower call volumes and lost programs.  Revenue in our Latin America segment increased $10.7 million, or 57.4%, from $18.6 million in 2012 to $29.2 million in 2013 primarily due to growth from existing clients of $12.3 million.

Cost of Services and Gross Profit

Included in gross profit are one-time charges of $1.5 million related to the IT transformation costs and $0.4 million for depreciation charges for the Enid and Laramie reclassifications from held for sale. Cost of services increased by $31.8 million, or 18.2%, from $175.1 million in 2012 to $206.9 million in 2013, primarily to support the 16.7% revenue growth.  Gross profit as a percentage of revenue decreased from 11.6% in 2012 to 10.5% in 2013 due to IT transformation costs, segment mix, and labor efficiency performance issues in Asia Pacific that more than offset improvements in the Domestic and Latin America segments.  Domestic cost of services increased by approximately $15.2 million due to the new business and growth mentioned above. Domestic gross profit as a percentage of revenue increased to 11.0% in 2013 from 7.4% in 2012 due to labor efficiency and capacity utilization improvements. Cost of services in the Asia Pacific segment increased by approximately $7.9 million, or 12.5%. Asia Pacific gross profit as a percentage of revenue decreased from 20.7% in 2012 to 12.3% in 2013. The unfavorable variances were due to program mix changes, new site start up and ramp related costs and inefficiencies across two key programs. Cost of services in Latin America increased by approximately $8.7 million, or 44.9%. The increase was primarily due to the continued ramp of our Honduras facility and investment in growth in Costa Rica. Latin America gross profit as a percentage of revenue increased from (4.7%) to 3.6% due to the higher headcount and asset utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $29.6 million in 2012 to $28.8 million in 2013 and decreased significantly as a percentage of revenue in 2013 compared with 2012 from 15.0% to 12.5%, respectively. The decrease as a percentage of revenue was the result of revenue growth and continued focus on cost control.

Impairment Losses and Restructuring Charges, Net

During 2013, we recognized $0.5 million in impairment losses in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values. We also reversed $0.4 million of restructuring charges during this period due to expenses reimbursable under the sublease at our Victoria, Texas facility.

Impairment losses and restructuring charges totaled $4.1 million for 2012. The $4.1 million expense in 2012 consisted of the following activities in our Domestic segment:

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net for 2013 was $1.6 million compared to $(0.3) million in 2012. The $1.6 million includes losses on disposal of assets related to our IT transformation project of $1.0 million, loss on sale leaseback transaction of $0.5 million and loss on disposal of assets previously held for sale of $0.1 million.

Income Tax

Income tax expense for 2013 was $0.2 million compared to $0.1 million in 2012.  The current period income tax expense is the tax impact of the income tax provision for Canadian operations.  Our U.S. operations have a valuation allowance recorded on U.S. deferred tax assets and we have tax holidays in the Philippines, Costa Rica and Honduras.

Net Loss

As a result of the factors described above, net loss was $6.4 million for the year ended December 31, 2013, compared to $10.5 million for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of large billings with our major customers, we have historically needed to draw on our line of credit periodically for ongoing working capital needs. Based on current expectations, we believe our cash from operations and capital resources will be sufficient to operate our business for at least the next 12 months.

As of December 31, 2013, working capital totaled $31.6 million and our current ratio was 2.11:1, compared to working capital of $36.4 million and a current ratio of 2.50:1 at December 31, 2012.

Net cash flows provided by operating activities in 2013 was $6.2 million compared to net cash provided by operating activities of $2.9 million for 2012. The $3.3 million increase in net cash flows from operating activities was due to a $1.8 million decrease in non-cash items such as depreciation and amortization, impairment charges, losses on asset disposals and stock-based compensation, offset by a $1.0 million net decrease in cash flows from assets and liabilities and a $4.1 million decrease in net loss.

Net cash used in investing activities in 2013 of $5.6 million primarily consisted of $8.8 million of capital expenditures and cash paid for acquisitions of $2.1 million, partially offset by the proceeds from the sale of assets of $3.4 million and proceeds from a sale leaseback transaction of $1.3 million. This compares to 2012 net cash used in investing activities of $2.8 million primarily for capital expenditures of $7.3 million, partially offset by the proceeds from the sale leaseback transaction of our Kingston, Ontario property of $3.9 million.

Net cash provided by financing activities in 2013 of $1.2 million was primarily attributed to borrowings from our line of credit. During the year ended December 31, 2013 we borrowed approximately $41.4 million and repaid approximately $40.4 million on our credit facility. This compares to 2012 net cash provided by financing activities of seven thousand, primarily for proceeds from purchases of our common stock under our Employee Stock Purchase Plan offset by payments on capital lease obligations.

Cash and cash equivalents held by the Company's foreign subsidiaries was $1.0 million and $1.3 million at December 31, 2013 and 2012, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a current borrowing capacity of $15.0 million, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and a source of financing growth opportunities. After consideration of $1.0 million of borrowings outstanding under the credit facility and letters of credit outstanding thereunder of $0.08 million, our remaining borrowing capacity was $13.9 million at December 31, 2013.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at December 31, 2013.

CONTRACTUAL OBLIGATIONS
As a smaller reporting company we are not required to provide tabular disclosure of contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations.

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
Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  If our estimate of the probability of different scenarios changed by 10%, the impact to our financial statements would not be material.  During the year ended December 31, 2013, we recognized impairment losses in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values. Given that the impairment losses were valued using internal estimates of future cash flows, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Severance payments that occur from reductions in workforce are in accordance with our postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable.  Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.  We did not incur any restructuring charges during 2013. The only remaining restructuring plan at December 31, 2013 is related to our Victoria facility, which will be completed in 2014.

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

Derivative Instruments and Hedging Activities

We record derivative instruments as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. As of December 31, 2013, we recorded a gross derivative liability related to our unrealized losses of approximately $2.2 million.  Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We are generally able to apply cash flow hedge accounting, which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2013 and 2012, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2013, we recorded a valuation allowance against our U.S. net deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $20.0 million and $16.6 million, respectively.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2013, we had gross federal net operating loss carry forwards of approximately $34,560 expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $60,435 expiring beginning in 2014.

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

We serve many of our U.S.-based clients in several non-U.S. locations, such as Canada, the Philippines, Costa Rica and Honduras. Our client contracts are primarily priced and invoiced in U.S. dollars, however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively. In Costa Rica and Honduras, our functional currency is the USD and the majority of our costs are denominated in U.S. dollars.
In order to hedge a portion of our anticipated cash flow requirements denominated in the Canadian dollar and Philippine peso, we had outstanding forward contracts as of December 31, 2013 with notional amounts totaling $46.4 million. The average contractual exchange rate for the CAD contracts is 1.04 and for the PHP contracts is 42.1. As of December 31, 2013, we had net total derivative liabilities associated with these contracts with a fair value of $2.2 million, which will settle within the next 12 months. If the USD were to weaken against the Canadian dollar and Philippine peso by 10% from current period-end levels, we would incur a loss of approximately $4.9 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures. As of December 31, 2013, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

Interest Rate Risk

We currently have a $15 million secured credit facility, which can increase to $20 million. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our Condensed Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 7, 2014

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012
Revenue	$231,257	$198,092
Cost of services	206,932	175,095
Gross profit	24,325	22,997
Selling, general and administrative expenses	28,828	29,645
Impairment losses and restructuring charges, net	94	4,066
Operating loss	(4,597)	(10,714)
Interest and other income (expense), net	(1,579)	342
Loss before income taxes	(6,176)	(10,372)
Income tax expense	230	116
Net loss	$(6,406)	$(10,488)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(898)	413
Change in fair value of derivative instruments	(2,640)	614
Comprehensive loss	$(9,944)	$(9,461)

Net loss per common share - basic and diluted	$(0.42)	$(0.69)

Weighted average common shares outstanding - basic and diluted	15,339	15,241

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,989	$9,183
Trade accounts receivable, net	43,708	41,070
Deferred income tax assets	157	288
Derivative asset	—	733
Prepaid expenses	2,939	2,045
Assets held for sale	—	4,969
Current portion of note receivable	645	660
Other current assets	1,626	1,332
Total current assets	60,064	60,280
Property, plant and equipment, net	22,210	26,310
Long-term deferred income tax assets	2,151	3,930
Long-term note receivable, net of current portion	—	602
Intangible assets, net	1,164	—
Goodwill	1,637	—
Other long-term assets	2,491	2,010
Total assets	$89,717	$93,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,477	$7,174
Accrued liabilities:
Accrued payroll	9,196	7,035
Accrued compensated absences	2,469	2,591
Other accrued liabilities	1,901	2,150
Line of credit	1,000	—
Derivative liability	2,160	253
Deferred revenue	486	638
Deferred income tax liabilities	766	2,390
Other current liabilities	2,043	1,648
Total current liabilities	28,498	23,879
Deferred rent	1,445	2,202
Other liabilities	1,600	772
Total liabilities	31,543	26,853
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,368,356 and 15,298,947 shares issued and outstanding at December 31, 2013 and 2012, respectively	154	153
Additional paid-in capital	74,273	72,435
Accumulated other comprehensive (loss) income	(1,009)	2,529
Accumulated deficit	(15,244)	(8,838)
Total stockholders’ equity	58,174	66,279
Total liabilities and stockholders’ equity	$89,717	$93,132
 See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012
Operating Activities
Net loss	$(6,406)	$(10,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,527	12,957
Impairment losses	531	3,086
Losses (gains) on disposal of assets	1,074	(45)
Loss on sale leaseback transaction	475	—
Share-based compensation expense	1,607	1,275
Amortization of deferred gain on sale leaseback transaction	(273)	(47)
Deferred income taxes	166	410
Other, net	—	249
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,711)	(3,287)
Prepaid expenses and other assets	(2,264)	1,113
Accounts payable	435	(121)
Income taxes, net	(348)	334
Accrued and other liabilities	1,429	(2,525)
Net cash provided by operating activities	6,242	2,911

Investing Activities
Proceeds from note receivable	658	660
Proceeds from sale of assets	3,394	—
Proceeds from sale leaseback transaction	1,337	3,884
Purchases of property, plant and equipment	(8,843)	(7,305)
Cash paid for acquisitions of businesses	(2,097)	—
Net cash used in investing activities	(5,551)	(2,761)

Financing Activities
Proceeds from stock option exercises	141	—
Proceeds from line of credit	41,390	28,641
Principal payments on line of credit	(40,390)	(28,641)
Payment of payroll taxes relating to vesting of restricted stock	(6)	—
Net proceeds from the issuance of common stock	97	103
Principal payments on capital lease obligations	(19)	(96)
Net cash provided by financing activities	1,213	7
Effect of exchange rate changes on cash	(98)	(693)
Net increase (decrease) in cash and cash equivalents	1,806	(536)
Cash and cash equivalents at beginning of period	9,183	9,719
Cash and cash equivalents at end of period	$10,989	$9,183

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$54	$78
Cash paid for income taxes	$533	$5
Supplemental Disclosure of Noncash Investing Activities
Assets acquired through capital lease	$1,413	$—
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholder's Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2011	15,249,829	$152	$71,058	$1,502	$1,650	$74,362
Restricted shares granted	38,126	—	—	—	—	—
Restricted shares forfeited	(38,302)	—	—	—	—	—
Shares withheld for taxes on restricted stock vested	(1,023)	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	50,317	1	102	—	—	103
Share-based compensation expense	—	—	1,275	—	—	1,275
Net loss	—	—	—	—	(10,488)	(10,488)
Change in accumulated other comprehensive income	—	—	—	1,027	—	1,027
Balance, December 31, 2012	15,298,947	153	72,435	2,529	(8,838)	66,279
Stock options exercised	38,577	1	140	—	—	141
Stock issued for services	8,318	—	45	—	—	45
Restricted shares forfeited	(1,067)	—	(3)	—	—	(3)
Shares withheld for taxes on restricted stock vested	(823)	—	(6)	—	—	(6)
Issuance of common stock pursuant to Employee Stock Purchase Plan	24,404	—	97	—	—	97
Share-based compensation expense	—	—	1,565	—	—	1,565
Net loss	—	—	—	—	(6,406)	(6,406)
Change in accumulated other comprehensive income	—	—	—	(3,538)	—	(3,538)
Balance, December 31, 2013	15,368,356	$154	$74,273	$(1,009)	$(15,244)	$58,174

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. ("STARTEK") is a comprehensive contact center and business process outsourcing service company. For over 25 years, we have partnered with our clients to effectively handle their customers throughout the customer life cycle. We have provided customer experience management solutions that solve strategic business challenges so that businesses can effectively manage customer relationships across all contact points. Headquartered in Greenwood Village, Colorado, we operate facilities in the U.S., Canada, the Philippines, Costa Rica and Honduras.  We operate within three business segments:  Domestic, Asia Pacific and Latin America.  Refer to Note 16, "Segment Information," for further information.

We are considered a "smaller reporting company" under the applicable disclosure rules of the Securities and Exchange Commission and accordingly, have elected to provide our audited statements of operations and comprehensive loss, cash flows and changes in stockholders' equity for two, rather than three, years.

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

Foreign Currency Translation

The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income.  Foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations and comprehensive loss. Such gains and losses were not material for any period presented.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  There was no allowance for doubtful accounts as of December 31, 2013 or 2012.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, notes receivable, accounts payable and line of credit approximate fair value because of their short-term nature.

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

Restricted cash of $456 included in other current assets at December 31, 2013 represents escrowed funds related to the sales leaseback of our Greeley North property.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2013 and 2012, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

Goodwill

Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.

The first step of the quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the quantitative impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was determined as the exit price a market participant would pay for the same business). We have elected to perform the annual impairment assessment for goodwill in the fourth quarter.

We completed the acquisitions of two companies during 2013 for which one has finalized purchase price accounting. No events or changes in circumstances have occurred since the closing of these acquisitions to indicate any impairment at December 31, 2013 to the carrying amount of the newly acquired goodwill; therefore, based on our qualitative assessment, it is not more likely than not an impairment has occurred.

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization based using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful Life
Developed technology	8 years
Customer base and customer relationships	3 years
Trade name	6 years
Noncompete agreement	2 years

We perform a review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of identified intangible assets, refer to Note 3, "Goodwill and Intangible Assets."

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

Assets held under capital leases are included in property, plant and equipment, net in our consolidated balance sheets and depreciated over the term of the lease. Rent payments under the leases are recognized as a reduction of the capital lease obligation and interest expense.

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

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, based on the grant-date fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments.  We include an estimate of forfeitures when calculating compensation expense.  We use the Black-Scholes method for valuing stock-based awards.  See Note 11, “Share-Based Compensation and Employee Benefit Plans,” for further information regarding the assumptions used to calculate share-based payment expense.

Recently Adopted Accounting Standards

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this new guidance during 2013 and the adoption of the new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

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

We paid minimal acquisition-related expenses as part of the IDC purchase, which are recorded in selling, general and administrative expenses. Financial results of IDC from the date of acquisition are included in the results of operations within our Domestic segment.

We finalized our purchase price allocation during the three months ended December 31, 2013. The following summarizes the final purchase price allocation of the fair values of the assets acquired as of the acquisition date:

Acquisition Date Fair Value
Property, plant and equipment	$13
Developed technology	390
Customer base	130
Trade name	70
Noncompete agreement	10
Goodwill	887
Total purchase price	$1,500

The goodwill recognized was attributable primarily to the assembled and trained workforce that developed the technology, expected synergies and other factors.

RN's On Call

On July 24, 2013, we acquired RN's On Call, a business process outsourcing provider in the health care industry, for approximately $1,500. The company provides health care related services to patients on behalf of the professional medical community.

As of December 31, 2013, we paid $597 of the purchase price with the remaining balance to be paid by January 2015, which is included in other accrued liabilities and other liabilities in the consolidated balance sheet. Minimal acquisition-related expenses were paid, which are recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired as of the acquisition date. There were no other assets or liabilities acquired. The estimates of fair value of identifiable assets acquired are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented below:

Preliminary Estimate of Acquisition Date Fair Value
Customer relationships	$750
Goodwill	750
Total purchase price	$1,500

The customer relationships have a preliminary estimated useful life of three years. The goodwill recognized was attributable primarily to the acquired workforce and our ability to expand into the health care industry.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill of $1,637 recognized from our acquisitions during 2013 was assigned to our Domestic segment.

Intangible Assets

The following table presents our intangible assets as of December 31, 2013:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$37	$353	4.14
Customer base and customer relationships	880	137	744	1.67
Trade name	70	9	61	3.14
Noncompete agreement	10	4	6	1.20
	$1,350	$186	$1,164	3.52

We estimated future amortization expense for the succeeding years relating to the intangible assets resulting from acquisitions as follows:

Year Ending December 31,	Amount
2014	$359
2015	355
2016	217
2017	60
2018	60
Thereafter	113

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

We recognized impairment losses of $531 in the fourth quarter of 2013 in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values.  We continue to own and use the impaired assets at our site in Costa Rica. During the year ended December 31, 2012, we incurred $3,086 of impairment losses in our Domestic segment associated with two facilities where we received customer notification of a ramp-down in business. We were able to secure new business for one of the facilities and the other facility was closed in January 2013 when the lease expired.

Disposal of Long-Lived Assets

During 2013, we implemented a plan to outsource a significant portion of our IT platform.  As a result, we transferred certain IT assets to the provider, resulting in a loss on disposal of $966, which is included in interest and other income (expense), net. The useful life of the remaining impacted assets has been shortened to the transition period, resulting in accelerated depreciation charges of $637 in cost of services.

Assets Held for Sale

During 2013, we reclassified our Laramie, Wyoming facility, previously held for sale to assets held and used, as the held for sale criteria were no longer met due to the duration of the held for sale classification. We also reclassified our Enid, Oklahoma facility, previously held for sale, to assets held and used, as the held for sale criteria were no longer met due to the reopening of this site. The assets were measured at the carrying value of the assets before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously held and used. As a result of this measurement, we recognized $151 and $271 of depreciation expense for the Laramie and Enid facilities, respectively, which is included in cost of services.
During the fourth quarter of 2013, we sold our Greeley, Colorado facility, previously held for sale. Refer to Note 9, "Property, Plant & Equipment," for additional information.

Restructuring Charges

A summary of the activity under the restructuring plans as of December 31, 2013, and changes during the years ended December 31, 2013 and 2012 are presented below:

	Facility-Related Costs
	Victoria	Laramie	Grand Junction	Decatur	Regina	Total
Balance as of January 1, 2012	$483	$63	$252	$—	$852	$1,650
Expense (reversal)	—	(20)	(138)	464	671	977
Payments, net of receipts for sublease	54	(43)	(114)	(378)	(1,197)	(1,678)
Foreign currency translation adjustment	—	—	—	—	8	8
Balance as of December 31, 2012	$537	$—	$—	$86	$334	$957
Expense (reversal)	(443)	—	—	(56)	—	(499)
Payments, net of receipts for sublease	(78)	—	—	(30)	(328)	(436)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Balance as of December 31, 2013	$16	$—	$—	$—	$—	$16

The reserves listed above are net of expected sublease rental income. We previously entered into a sublease agreement for our Victoria, Texas facility through the remainder of its respective lease term in 2014. We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through 2014. During 2013, we reversed $443 of the restructuring reserve based on an updated analysis of pass-through expenses. During 2012, we reversed the balance of $138 associated with our Grand Junction facility as we re-opened the facility due to new business and a ramp-up of activities with existing customers. The restructuring plan for our Laramie, Wyoming facility was completed in 2012, at which time we reversed the remaining balance of $20. During 2012, we increased our reserve for Regina, Saskatchewan by $671 based on updated forecasts of expected sublease income and we established a reserve of $464 for our Decatur, Illinois facility, which was closed in January 2013.

The Regina, Saskatchewan and Decatur, Illinois restructuring plans were completed in the first quarter of 2013 and we do not expect to incur any additional restructuring liabilities in future periods for either of these locations.

We expect to pay $16 in our Domestic segment over the remaining term of the restructuring plans, including lease payments offset by sublease receipts, personal and real property taxes and other miscellaneous facility related costs.  The cumulative amount paid as of December 31, 2013 related to the closures was $9,870 in our Domestic segment in facility-related costs and termination benefits.

Note Receivable

In connection with the sublease of our Victoria, Texas facility, the sublessee is making payments to us for certain furniture, fixtures, equipment and leasehold improvements in the facility.  The payments will be made over the remainder of the lease term, or December 1, 2014, after which time the sublessee will own the assets.  As of December 31, 2013, we have recorded the remaining balance due in 2014 on the note receivable of $645, net of unearned interest income of approximately $18.  The note receivable bears interest at a rate of 4.4% per annum.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,302,417 and 1,803,199 for the years ended December 31, 2013 and 2012, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2013		2012
	Revenue	Percentage	Revenue	Percentage
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$58,395	25.3%	$63,904	32.3%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$64,095	27.7%	$55,916	28.2%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$45,887	19.8%	*	*

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

On July 28, 2011, we entered into a new master services agreement with T-Mobile effective July 1, 2011, which covers all services that we provide to T-Mobile. The new master services agreement with T-Mobile replaces the previous master services agreement dated October 1, 2007, has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

On January 4, 2014, we signed a new master services agreement with Comcast, effective June 22, 2013, which provides for the same services as the original master services agreement that was signed in 2011 and would have expired in 2014. The new master services agreement covers all services that we provide to Comcast, has an initial term of one year and will automatically renew for additional one-year periods unless either party gives notice of cancellation. Comcast may terminate the agreement upon 90 days written notice.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to nine months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues that are paid to us in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars.

During the years ended December 31, 2013 and 2012, we entered into Canadian dollar forward contracts for a notional amount of 10,860 and 18,640 Canadian dollars, respectively, to hedge our foreign currency risk with respect to labor costs in Canada.  During the years ended December 31, 2013 and 2012, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 2,515,110 and 3,013,540 Philippine pesos, respectively, to hedge our foreign currency risk with respect to labor costs in the Philippines.  As of December 31, 2013, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

The following table shows the notional principal of our derivative instruments as of December 31, 2013:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	10,860
Foreign exchange contracts	Philippine peso	1,511,910

The above Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through December 2014 at a purchase price of approximately $10,448 and $35,948, respectively, and as such we expect unrealized gains and losses reported in accumulated other comprehensive income will be reclassified to earnings during the next twelve months.  Refer to Note 8, “Fair Value Measurements,” for additional information on the fair value measurements for all assets and liabilities, including derivative assets and derivative liabilities.

The following table shows our derivative instruments measured at gross fair value as reflected in the consolidated balance sheets in derivative asset/liability as of December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Foreign exchange contracts	$—	$2,160	$733	$253

The following table shows the effect of our derivative instruments designated as cash flow hedges for the years ended December 31, 2013 and 2012:

	Gain (Loss) Recognized in AOCI, net of tax Years Ended December 31,		Gain (Loss) Reclassified from AOCI into Income Years Ended December 31,
	2013	2012	2013	2012
Cash flow hedges:
Foreign exchange contracts	$(4,590)	$1,749	$(1,950)	$758

8.  FAIR VALUE MEASUREMENTS

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

Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate, we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  There were no long-lived assets impaired during 2013 or 2012.

In 2010, we committed to a plan to sell the buildings and land at our closed facilities in Laramie, Wyoming and Greeley, Colorado.  We received estimates of the selling prices of this real estate, and have reduced the value of the buildings and land to fair value, less costs to sell, or approximately $4,102 at December 31, 2012. The measurement of the fair value of the buildings was based upon our third-party real estate broker’s non-binding estimate of fair value using the observable market information regarding sale prices of comparable assets.  During 2012, we committed to sell our Enid, Oklahoma facility, which had a carrying value of $867.  As these inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy as of December 31, 2012.

During 2013, we reclassified our Laramie, Wyoming facility to held and used, sold the Greeley, Colorado facility (refer to Note 9, "Property, Plant & Equipment," for additional information) and reopened our Enid, Oklahoma facility; therefore, we had no assets held for sale at December 31, 2013.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$2,160	$—	$2,160
Total fair value of liabilities measured on a recurring basis	$—	$2,160	$—	$2,160

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$733	$—	$733
Total fair value of assets measured on a recurring basis	$—	$733	$—	$733

Liabilities:
Foreign exchange contracts	$—	$253	$—	$253
Total fair value of liabilities measured on a recurring basis	$—	$253	$—	$253

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis During the Year ended December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	$531	$531
Total fair value of assets measured on a non-recurring basis	$—	$—	$531	$531

Liabilities:
Accrued restructuring costs	$—	$—	$16	$16
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$16	$16

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis During the Year ended December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$—	$4,969	$4,969
Total fair value of assets measured on a non-recurring basis	$—	$—	$4,969	$4,969

Liabilities:
Accrued restructuring costs	$—	$—	$957	$957
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$957	$957

9. PROPERTY, PLANT & EQUIPMENT

 Our property, plant and equipment as of December 31, 2013 and 2012, consisted of the following, by asset class:

	2013	2012
Land	$70	$272
Buildings and improvements	26,264	25,824
Telephone and computer equipment	40,414	42,917
Software	37,192	39,948
Furniture, fixtures, and miscellaneous equipment	16,952	19,664
Construction in progress	1,222	2,603
	122,114	131,228
Less accumulated depreciation	(99,904)	(104,918)
Total property, plant and equipment, net	$22,210	$26,310

In December 2013, we completed a sale and sale leaseback transaction involving land, building and related building improvements at our Greeley, Colorado properties. Sales proceeds, net of direct costs of the transaction, totaled approximately $4,731. Our Greeley North property was sold in a sale leaseback transaction and is currently used for operating a call center and our Greeley West property was sold, which had been held for sale since 2011.

The Greeley North property transaction qualified for sale-leaseback accounting treatment under the provisions of ASC Topic 840-40, Sale-Leaseback Transactions. We evaluated the lease at inception and accounted for it as a capital lease by recording the revalued assets to building and capital lease obligation equal to the fair market value of approximately $1,413. We also recognized a loss of approximately $475 on the sold property, which was measured as the difference between the net sales proceeds, as allocated based on the relative fair values, and the net book value of the sold assets. The loss is recorded in our consolidated statement of operations and comprehensive loss in interest and other income (expense), net. The lease term is seven years with an option to extend.

The sale of the Greeley West property resulted in a loss of approximately $106, which is recorded in our consolidated statement of operations and comprehensive loss in interest and (income) expense, net.

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

10. DEBT

Effective February 28, 2012, we entered into a secured revolving credit facility ("Credit Agreement") with Wells Fargo Bank, which replaced the prior credit facility with UMB Bank. The Credit Agreement has a maturity date of February 28, 2016.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $10,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement. As of December 31, 2013, we had $1,000 outstanding borrowings on our credit facility and available capacity was $13,920, net of $80 of letters of credit backed by the facility.

Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement (3.25% at December 31, 2013).  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.00% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement. Indebtedness under the Credit Agreement is guaranteed by certain of our present and future domestic subsidiaries. We granted Wells Fargo a security interest in all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the Credit Agreement, of no less than the cumulative month-end minimum amounts set forth in an amendment to the Credit Agreement and 2) limiting non-financed capital expenditures to no more than the cumulative month-end maximum amounts set forth in an amendment to the Credit Agreement. We were in compliance with all such covenants as of December 31, 2013.

On February 25, 2013, the Company and Wells Fargo agreed on the financial covenants for 2013 and the first quarter of 2014, constituting the Third Amendment to the Credit Agreement. This amendment also clarified certain definitions and extended the term of the Credit Agreement one year to February 28, 2016. The Company and Wells Fargo are required to agree on financial covenants for the remaining term of the Credit Agreement beyond March 2014, and failure to do so would constitute an event of default. Subsequent amendments to the Credit Agreement further revised certain definitions.

11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have a 2008 Equity Incentive Plan (the “Plan”), which reserves 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. As of December 31, 2013, there were 129,961 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

At the beginning of each quarter, members of the board of directors, at their option, may elect to receive as compensation 1) stock options to purchase shares of common stock with a fair value equivalent of $22,500 (calculated using the Black-Scholes pricing model), 2) shares of common stock with a grant date fair value of $22,500, 3) deferred stock units with a fair value equivalent of $22,500 (calculated using the Black-Scholes pricing model), with ownership of the common stock vesting immediately or over a period determined by the Committee and stated in the award or 4) any combination of options and common stock. Upon the date of grant, the members of the board of directors are immediately vested in the stock options or common stock.

Stock Options

A summary of stock option activity under the Plan as of December 31, 2013, and changes during the year ended December 31, 2013 are presented below:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2013	1,789,127	$4.00
Granted	762,763	4.82
Exercised	(38,577)	3.64
Forfeited	(208,230)	4.64
Expired	(6,000)	25.95
Outstanding as of December 31, 2013	2,299,083	$4.16	8.01
Vested and exercisable as of December 31, 2013	1,167,772	$4.45	7.36
Vested and expected to vest as of December 31, 2013	2,089,628	$4.17	8.05

The weighted-average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $3.44 and $1.24, respectively.  The total fair value of shares vested during the years ended December 31, 2013 and 2012 was $965 and $1,153, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2013	2012
Risk-free interest rate	0.36% - 2.7%	0.37% - 1.6%
Dividend yield	—%	—%
Expected volatility	56.5% - 67.6%	56.8% - 77.9%
Average expected life in years	7.0	5.0

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Restricted Stock Awards and Deferred Stock Units

A summary of restricted stock awards and deferred stock units activity under the Plan as of December 31, 2013, and changes during the year then ended are presented below:

	Number of Restricted Shares and Units	Weighted-Average Grant Date Fair Value
Nonvested balance as of January 1, 2013	13,656	$4.08
Vested	(9,255)	4.41
Forfeited	(1,067)	6.58
Nonvested balance as of December 31, 2013	3,334	$2.35

The total fair value of restricted stock awards and deferred stock units vested during the years ended December 31, 2013 and 2012 was $41 and $251, respectively.

Share-based Compensation Expense

The compensation expense that has been charged against income for stock option awards, restricted stock and deferred stock units for December 31, 2013 and 2012 was $1,607, and $1,275, respectively, and is included in selling, general and administrative expense.  As of December 31, 2013, there was $1,940 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.  As of December 31, 2013, there was $5 of total unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.8 years.

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On May 7, 2012, an additional 100,000 shares were authorized for issuance under the ESPP; therefore, a total of 400,000 shares were authorized under the ESPP and 107,475 shares were available for issuance as of December 31, 2013.

During 2013 and 2012, 24,404 and 50,317 shares were purchased under this plan at an average price of $3.97 and $2.05, respectively.  Total expense recognized related to the ESPP during the years ended December 31, 2013 and 2012 was $26 and $35, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2013	2012
Risk-free interest rate	0.02% - 0.07%	0.02% - 0.10%
Dividend yield	—%	—%
Expected volatility	24.2% - 64.7%	48.9% - 93.1%
Expected life in years	3 months	3 months

The weighted average grant date fair value of these shares was $1.07, and $0.70 per share during the years ended December 31, 2013 and 2012, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the quarter following their hire date.  Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service and the minimum number of hours required under the plan. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $288 and $320 for the years ended December 31, 2013 and 2012, respectively.

12. INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2013 and 2012 were composed of the following:

	Year Ended December 31,
	2013	2012
Interest income	$88	$86
Interest (expense)	(114)	(78)
Gain (loss) on disposal of assets	(1,549)	45
Other income (expense)	(4)	289
Interest and other income (expense), net	$(1,579)	$342

13. INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31,
	2013	2012
U.S.	$(15,452)	$(21,244)
Foreign	9,276	10,872
Total	$(6,176)	$(10,372)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2013	2012
Current:
Federal	$—	$(548)
State	—	(77)
Foreign	(29)	499
Total current (benefit)	$(29)	$(126)

Deferred:
Federal	$25	$(10)
State	2	(1)
Foreign	232	253
Total deferred expense	$259	$242

Income tax expense	$230	$116

GAAP requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets as of December 31, 2013 and 2012 were:

	Year Ended December 31,
	2013	2012
Current deferred tax assets (liabilities):
Accrued restructuring costs	$(41)	$218
Other accrued liabilities	15	90
Derivative instruments	816	(176)
Prepaid expenses	(209)	(480)
Cumulative translation adjustment	(1,397)	(1,760)
Other	373	438
Total current net deferred tax liabilities	$(443)	$(1,670)

Long-term deferred tax assets (liabilities):
Fixed assets	$2,969	$3,385
Accrued stock compensation	3,085	2,556
Accrued restructuring costs	47	89
Foreign tax credit carryforward	—	525
Work opportunity credit carryforward	4,988	4,988
Operating loss carryforward	10,653	8,443
Intangibles and goodwill	22	—
Other	221	114
Total long-term net deferred tax assets	$21,985	$20,100

Subtotal	$21,542	$18,430
Valuation allowance	(20,000)	(16,602)

Total net deferred tax asset	$1,542	$1,828

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
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2013, we have not provided for U.S. income taxes on undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested.
At December 31, 2013 and 2012, U.S. income and foreign withholding taxes have not been provided for on approximately $1,300 and $244, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries and would become subject to U.S. income tax if they were remitted to the U.S. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of December 31, 2013 would have been approximately $455.
Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2013 and 2012 for continuing operations were:

	Year Ended December 31,
	2013	2012
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of federal benefit)	-1.0%	5.8%
Effect of change in Canadian tax rate	1.5%	-0.3%
Other permanent differences (including meals and entertainment)	1.8%	-0.4%
Stock based compensation	-0.9%	-0.8%
Rate differential on foreign earnings	48.5%	29.5%
Foreign income taxed in the U.S.	-95.0%	-43.2%
Uncertain tax positions	19.5%	-45.4%
Unremitted foreign earnings of subsidiary	27.7%	-16.5%
Tax expense allocation to other comprehensive income	—%	6.1%
Valuation allowance	-33.5%	28.0%
Expiration of foreign tax credit carryforward	-8.5%	—%
Other, net	1.1%	1.1%
Total	-3.8%	-1.1%

As of December 31, 2013, we had gross federal net operating loss carry forwards of approximately $34,560 expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $60,435 expiring beginning in 2014.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines, Costa Rica and Honduras. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, we had been granted approval for a Tax Holiday, whereby we had an exemption from income tax until late 2012 after which time the tax rate will be 5%; however, we have applied for an extension and are awaiting approval.  In Costa Rica, we have been granted approval for an exemption equal to 100% of income tax through 2018, and for 50% of income tax for the four years thereafter.  In Honduras, we have been granted approval for an indefinite exemption from income taxes.  The exemption could be lifted at any time if the Honduran government approves legislation to appeal the exemption.  The aggregate reduction in income tax expense for the years ended December 31, 2013 and 2012 was $2,620 and $2,383, respectively, which had a favorable impact on net loss of $0.17 per share and $0.16 per share, respectively.
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
The following table indicates the changes to our unrecognized tax benefits for the years ended December 31, 2013 and 2012. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Year Ended December 31,
	2013	2012
Unrecognized, January 1,	$4,705	$—
Additions based on tax positions taken in current year	1,090	4,705
Reductions based on tax positions taken in prior year	(2,293)	—
Unrecognized, December 31,	$3,502	$4,705

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

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at January 1, 2012	$2,385	$(883)	$1,502
Foreign currency translation	670	—	670
Reclassification to operations	—	(758)	(758)
Unrealized gains (losses)	—	1,749	1,749
Tax (benefit)	(257)	(377)	(634)
Balance at December 31, 2012	$2,798	$(269)	$2,529
Foreign currency translation	(898)	—	(898)
Reclassification to operations	—	1,950	1,950
Unrealized gains (losses)	—	(4,590)	(4,590)
Balance at December 31, 2013	$1,900	$(2,909)	$(1,009)

Reclassifications out of accumulated other comprehensive income for the years ended December 31, 2013 and 2012 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2013	2012
(Gains) losses on cash flow hedges
Foreign exchange contracts	$1,828	$(758)	Cost of services
Foreign exchange contracts	122	—	Selling, general and administrative expenses
	$1,950	$(758)

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rent expense, including equipment rentals, for 2013 and 2012 was $9,691, and $9,153, respectively.  As of December 31, 2013, approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual non-cancelable subleases and leases were as follows.

	Minimum Lease Payments	Minimum Sublease/Lease Receivable
2014	$10,103	$306
2015	7,392	—
2016	5,818	—
2017	5,794	—
2018	4,370	—
Thereafter	1,052	—
Total minimum lease payments	$34,529	$306

Capital Leases

We lease equipment and a facility under various non-cancelable capital leases.  As of December 31, 2013, approximate minimum annual rentals under capital leases were as follows.

Minimum Lease Payments
2014	$371
2015	370
2016	377
2017	384
2018	392
Thereafter	808
Total minimum lease payments	$2,702
Less amount representing interest	(1,280)
Present value of obligations under capital leases	1,422
Less current portion of obligations under capital leases	(113)
Obligations under capital leases, excluding current portion	$1,309

Legal Proceedings

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

16.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America. As of December 31, 2013, our Domestic segment included the operations of seven facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of three facilities in the Philippines and our Latin America segment included one facility in Costa Rica and one facility in Honduras.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012
Revenue:
Domestic	$120,928	$99,827
Asia Pacific	81,082	79,683
Latin America	29,247	18,582
Total	$231,257	$198,092

Gross profit:
Domestic	$13,291	$7,396
Asia Pacific	9,974	16,476
Latin America	1,060	(875)
Total	$24,325	$22,997

Depreciation:
Domestic	$7,340	$7,450
Asia Pacific	4,193	4,659
Latin America	994	848
Total	$12,527	$12,957

Capital expenditures:
Domestic	$5,555	$4,757
Asia Pacific	1,254	1,728
Latin America	2,034	820
Total	$8,843	$7,305

	As of December 31,
	2013	2012
Total assets:
Domestic	$76,224	$77,032
Asia Pacific	10,520	12,779
Latin America	2,973	3,321
Total	$89,717	$93,132

The following tables present certain financial data based upon the geographic location where the services are provided:

	As of December 31,
	2013	2012
Revenue:
United States	$95,333	$69,403
Canada	25,595	30,424
Philippines	81,082	79,683
Latin America	29,247	18,582
Total	$231,257	$198,092

	As of December 31,
	2013	2012
Total property, plant and equipment, net:
United States	$12,875	$13,549
Canada	96	420
Philippines	7,050	9,921
Latin America	2,189	2,420
Total	$22,210	$26,310

17.  SUBSEQUENT EVENTS

In February 2014, we announced the closure of our Jonesboro, Arkansas site. Operations will cease in the second quarter of 2014 when the business transitions to another facility. The lease will terminate in June 2015.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2014 annual meeting of stockholders and is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson	10-K	10.48	3/9/2004
10.2†	StarTek, Inc. Stock Option Plan, as amended	Def 14a	A	3/27/2007
10.3†	StarTek, Inc. Employee Stock Purchase Plan	Def#14a	A	3/20/2008
10.4†	StarTek, Inc. 2008 Equity Incentive Plan	Def#14a	B	3/20/2008
10.5†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.2	5/5/2008
10.6†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.7†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.8†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.9†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.10†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.11#	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007	10-Q	10.120	11/6/2007
10.12#	Amendment No. 1 effective February 24, 2008 to Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective October 1, 2007	10-Q	10.7	5/6/2008
10.13#	Contact Call Center Agreement No. 20070105.006.C between StarTek, Inc. and AT&T Services, Inc., effective January 26, 2007	10-Q	10.90	5/8/2007

10.14#	Amendment 20070105.006.A.001 effective October 31, 2007 to Master Services Agreement 20070105.006.C entered on January 26, 2007 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.50	2/29/2008
10.15#	Amendment No. 2 to T-Mobile USA, Inc. Services Agreement Call Center Services dated April 1, 2009 between T-Mobile USA, Inc. and StarTek USA, Inc.	10-Q	10.12	7/31/2009
10.16	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011	8-K	10.1	5/6/2011
10.17†	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011	8-K	10.1	6/29/2011
10.18&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc	10-Q	10.1	11/2/2011
10.19&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011	10-Q	10.2	11/2/2011
10.20†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.21†	Employment Agreement by and between StarTek, Inc. and Lisa Weaver	8-K	10.1	11/3/2011
10.22†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.23&	Credit and Security Agreement by and among StarTek, Inc. and StarTek USA, Inc. as Borrowers and Wells Fargo Bank, N.A., as Lender dated as of February 28, 2012	10-K	10.37	3/9/2012
10.24†	2012 Incentive Bonus Plan	10-Q	10.1	11/6/2012
10.25	First Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-Q	10.2	11/6/2012
10.26	Second Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-K	10.40	3/8/2013
10.27	Third Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-K	10.41	3/8/2013
10.28&	Agreement No. 20120124.035.C, Contact Center Services Master Agreement effective January 25, 2013 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.42	3/8/2013
10.29	Fourth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-Q	10.1	11/8/2013
10.30&	Amendment No. 20120124.035.A.001 to Contact Center Services Master Agreement between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.2	11/8/2013
10.31*	Fifth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
10.32*	Amendment to Investor Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson Jr.
10.33†*	2013 Executive Incentive Plan
10.34†*	2013 Sales Commission Plan

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements tagged in block text

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: March 7, 2014
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAD A. CARLSON	President and Chief Executive Officer (principal executive officer)	Date: March 7, 2014
Chad A. Carlson

/s/ LISA A. WEAVER	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: March 7, 2014
Lisa A. Weaver

/s/ ED ZSCHAU	Chairman of the Board	Date: March 7, 2014
Ed Zschau

/s/ ROBERT SHEFT	Director	Date: March 7, 2014
Robert Sheft

/s/ BENJAMIN L. ROSENZWEIG	Director	Date: March 7, 2014
Benjamin L. Rosenzweig

/s/ JACK D. PLATING	Director	Date: March 7, 2014
Jack D. Plating