Form 10-Q
period 2014-03-31
StarTek, Inc.
filed 2014-05-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of May 5, 2014, there were 15,389,882 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$63,209	$53,810
Cost of services	54,991	49,082
Gross profit	8,218	4,728
Selling, general and administrative expenses	8,249	7,249
Impairment losses and restructuring charges	191	—
Operating loss	(222)	(2,521)
Interest and other income (expense), net	(128)	96
Loss before income taxes	(350)	(2,425)
Income tax expense (benefit)	150	(97)
Net loss	$(500)	$(2,328)
Other comprehensive (loss) income, net of tax:		1
Foreign currency translation adjustments	(112)	(26)
Change in fair value of derivative instruments	355	(691)
Comprehensive loss	$(257)	$(3,045)

Net loss per common share - basic and diluted	$(0.03)	$(0.15)

Weighted average common shares outstanding - basic and diluted	15,377	15,302

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31,	As of December 31,
	2014 (unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,809	$10,989
Trade accounts receivable, net	46,707	43,708
Deferred income tax assets	2	157
Prepaid expenses	2,543	2,939
Current portion of note receivable	486	645
Other current assets	854	1,626
Total current assets	57,401	60,064
Property, plant and equipment, net	22,026	22,210
Long-term deferred income tax assets	2,079	2,151
Intangible assets, net	809	1,164
Goodwill	2,002	1,637
Other long-term assets	2,767	2,491
Total assets	$87,084	$89,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,246	$8,477
Accrued liabilities:
Accrued payroll	8,254	9,196
Accrued compensated absences	2,398	2,469
Accrued restructuring costs	208	16
Other accrued liabilities	1,573	1,901
Line of credit	506	1,000
Derivative liability	1,590	2,160
Deferred revenue	512	486
Deferred income tax liabilities	766	766
Other current liabilities	1,895	2,027
Total current liabilities	25,948	28,498
Deferred rent	1,332	1,445
Other liabilities	1,434	1,600
Total liabilities	28,714	31,543
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,386,612 and 15,368,356 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	154	154
Additional paid-in capital	74,725	74,273
Accumulated other comprehensive loss	(765)	(1,009)
Accumulated deficit	(15,744)	(15,244)
Total stockholders’ equity	58,370	58,174
Total liabilities and stockholders’ equity	$87,084	$89,717
See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(500)	$(2,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,356	3,069
Losses (gains) on disposal of assets	5	(12)
Share-based compensation expense	402	466
Amortization of deferred gain on sale leaseback transaction	(64)	(70)
Deferred income taxes	168	(94)
Income tax benefit related to other comprehensive income	(213)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,028)	(806)
Prepaid expenses and other assets	711	(1,143)
Accounts payable	(218)	(359)
Income taxes, net	127	85
Accrued and other liabilities	(1,080)	965
Net cash used in operating activities	(1,334)	(227)

Investing Activities
Proceeds from note receivable	159	165
Purchases of property, plant and equipment	(2,354)	(1,124)
Cash paid for acquisitions of businesses	(199)	(750)
Net cash used in investing activities	(2,394)	(1,709)

Financing Activities
Proceeds from stock option exercises	24	92
Proceeds from the issuance of common stock	27	33
Proceeds from line of credit	41,760	913
Principal payments on line of credit	(42,254)	(913)
Principal payments on capital lease obligations	(51)	(12)
Net cash (used in) provided by financing activities	(494)	113
Effect of exchange rate changes on cash	42	(21)
Net decrease in cash and cash equivalents	(4,180)	(1,844)
Cash and cash equivalents at beginning of period	10,989	9,183
Cash and cash equivalents at end of period	$6,809	$7,339

See Notes to Condensed Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three months ended March 31, 2014, are not necessarily indicative of operating results that may be expected during any other interim period of 2014 or the year ending December 31, 2014.
The condensed consolidated balance sheet as of December 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. and its subsidiaries. Financial information in this report is presented in U.S. dollars.

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

Recently Issued Accounting Standards
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which provides guidance on the requirements for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The ASU shall be applied prospectively to (a) all disposals (or classifications as held for sale) of components of an entity and (b) businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur after the effective date. Early adoption is permitted for disposals that have not been previously reported. The adoption of this ASU is not expected to have a material impact on our financial statements.

2.  ACQUISITION

RN's On Call

On July 24, 2013, we acquired RN's On Call, a business process outsourcing provider in the health care industry, for approximately $1,455, net of interest incurred. The company provides health care related services to patients on behalf of the professional medical community.

As of March 31, 2014, we paid approximately $800 of the purchase price with the remaining balance to be paid by January 2015, which is included in other accrued liabilities in the consolidated balance sheet. Minimal acquisition-related expenses were paid, which are recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment.

We finalized our purchase price allocation during the three months ended March 31, 2014. The following summarizes the final purchase price allocation of the fair values of the assets acquired as of the acquisition date. There were no other assets or liabilities acquired.

Acquisition Date Fair Value
Customer base	$340
Goodwill	1,115
Total purchase price	$1,455

The customer base has an estimated useful life of ten years. The goodwill recognized was attributable primarily to the acquired workforce and our ability to expand into the health care industry.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill of $2,002 recognized from our acquisitions during 2013 was assigned to our Domestic segment. The tax basis of the goodwill is deductible for income tax purposes.

Intangible Assets

The following table presents our intangible assets as of March 31, 2014:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$49	$341	4.00
Customer base	470	66	404	6.68
Trade name	70	11	59	3.00
Noncompete agreement	10	5	5	1.00
	$940	$131	$809	4.10

Expected future amortization of intangible assets as of March 31, 2014 is as follows:

Year Ending December 31,	Amount
Remainder of 2014	$107
2015	139
2016	105
2017	94
2018	94
Thereafter	270

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three months ended March 31, 2014 and 2013, we did not incur any impairment losses.

Restructuring Charges

A summary of the activity under the restructuring plans as of March 31, 2014 is as follows:

	Facility-Related/Employee-Related Costs
	Victoria	Jonesboro	Total
Balance as of December 31, 2013	$16	$—	$16
Expense	—	192	192
Balance as of March 31, 2014	$16	$192	$208

We entered into a sublease agreement for our Victoria, Texas facility through the remainder of its lease term in 2014. The reserves listed above are net of expected sublease rental income. We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through 2014.

In February 2014, we announced the closure of our Jonesboro, Arkansas facility, which will cease operations in the second quarter of 2014 when the business transitions to another facility. We established a restructuring reserve of $192 for employee related costs and will recognize additional charges in the second quarter of 2014 when the facility closes. These costs are expected to be paid out through June 2015.

We expect to pay $208 in our Domestic segment over the remaining term of the restructuring plans, including lease payments offset by sublease receipts, personal and real property taxes and other miscellaneous facility related costs.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,359,409 and 2,199,736 for the three months ended March 31, 2014 and 2013, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended March 31,
	2014		2013
	Revenue	Percentage	Revenue	Percentage
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$15,344	24.3%	$13,303	24.7%
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$18,639	29.5%	$13,334	24.8%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$10,959	17.3%	$11,357	21.1%

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

On July 28, 2011, we entered into a new master services agreement with T-Mobile effective July 1, 2011, which covers all services that we provide to T-Mobile. The new master services agreement with T-Mobile has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

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

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries. However, our client contracts generate revenues which are paid in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. As of March 31, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses. Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-

classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended March 31, 2014 and 2013, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional principal of our derivative instruments as of March 31, 2014:

	Currency	Notional Principal
Instruments qualifying as accounting hedges:
Foreign exchange contracts	Canadian dollar	6,660
Foreign exchange contracts	Philippine peso	926,250

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

	Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$1,590	$—	$1,590
Total fair value of liabilities measured on a recurring basis	$—	$1,590	$—	$1,590

	Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$2,160	$—	$2,160
Total fair value of liabilities measured on a recurring basis	$—	$2,160	$—	$2,160

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$208	$208
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$208	$208

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	531	531
Total fair value of assets measured on a non-recurring basis	$—	$—	$531	$531

Liabilities:
Accrued restructuring costs	$—	$—	$16	$16
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$16	$16

9. DEBT

Effective February 28, 2012, we entered into a secured revolving credit facility ("Credit Agreement") with Wells Fargo Bank. The Credit Agreement has a maturity date of February 28, 2016. The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $15,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  As of March 31, 2014, we had $506 outstanding borrowings on our credit facility and available capacity was $14,414, net of $80 of letters of credit backed by the facility.

Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the Credit Agreement, of no less than the cumulative month-end minimum amounts set forth in an amendment to the Credit Agreement and 2) limiting non-financed capital expenditures to no more than the cumulative month-end maximum amounts set forth in an amendment to the Credit Agreement. We were in compliance with all such covenants as of March 31, 2014.

In March 2014, the Company and Wells Fargo agreed on the financial covenants for 2014 and the first quarter of 2015, constituting the Sixth Amendment to the Credit Agreement. This amendment also amended certain definitions and fees.

10. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. The compensation cost that has been charged against income for stock option awards, restricted stock and deferred stock units for the three months ended March 31, 2014 and 2013 was $402 and $466, respectively, and is included in selling, general and administrative expense.  As of March 31, 2014, there was $2,139 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2013	$1,900	$(2,909)	$(1,009)
Foreign currency translation	(179)	—	(179)
Reclassification to operations	—	1,315	1,315
Unrealized gains (losses)	—	(746)	(746)
Tax provision (benefit)	67	(213)	(146)
Balance at March 31, 2014	$1,788	$(2,553)	$(765)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 were as follows:

Type of Instrument	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
(Gains) losses on cash flow hedges
Foreign exchange contracts	$1,222	Cost of services
Foreign exchange contracts	93	Selling, general and administrative expenses
	$1,315

12.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America. As of March 31, 2014, our Domestic segment included the operations of nine facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of three facilities in the Philippines and our Latin America segment included one facility in Costa Rica and two facilities in Honduras.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the three months ended March 31, 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
	2014	2013
Revenue:
Domestic	$33,307	$28,011
Asia Pacific	21,052	19,700
Latin America	8,850	6,099
Total	$63,209	$53,810

Gross profit:
Domestic	$4,543	$2,925
Asia Pacific	3,604	2,207
Latin America	71	(404)
Total	$8,218	$4,728

NOTE 13. SUBSEQUENT EVENT

We agreed to the terms of a financing agreement for the purchase of certain software licenses and related hardware for approximately $1,000, which were delivered and placed into service in April 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2013 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

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

As of March 31, 2014, our Domestic segment included the operations of nine facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of three facilities in the Philippines, and our Latin America segment included one facility in Costa Rica and two facilities in Honduras.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2014

Tegucigalpa, Honduras
In February 2014, we opened a new contact center in Tegucigalpa, Honduras.

Colorado Springs, Colorado
In March 2014, we expanded into a new larger facility in Colorado Springs.

Myrtle Beach, South Carolina
We started operations in a temporary facility in Myrtle Beach in February 2014 and are in the process of developing a permanent customer support center, which is expected to be complete in the third quarter of 2014.

Iloilo, Philippines
We continued progress in the first quarter with the build out of the facility in Iloilo, which is expected to be operational in the second quarter of 2014.

Jonesboro, Arkansas
In February 2014, we announced the closure of our Jonesboro, Arkansas site. Operations will cease in the second quarter of 2014 when the business transitions to another facility.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2014 AND 2013

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2014		2013
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$33,307	52.7%	$28,011	52.0%
Cost of services	28,764	52.3%	25,086	51.1%
Gross profit	$4,543	55.3%	$2,925	61.9%
Gross profit %	13.6%		10.4%
Asia Pacific:
Revenue	$21,052	33.3%	$19,700	36.6%
Cost of services	17,448	31.7%	17,493	35.6%
Gross profit	$3,604	43.9%	$2,207	46.7%
Gross profit %	17.1%		11.2%
Latin America:
Revenue	$8,850	14.0%	$6,099	11.4%
Cost of services	8,779	16.0%	6,503	13.2%
Gross profit	$71	0.9%	$(404)	(8.5)%
Gross profit %	0.8%		(6.6)%
Company Total:
Revenue	$63,209	100.0%	$53,810	100.0%
Cost of services	54,991	100.0%	49,082	100.0%
Gross profit	$8,218	100.0%	$4,728	100.0%
Gross profit %	13.0%		8.8%

Revenue

Revenue increased by $9.4 million, or 17.5%, from $53.8 million in the first quarter of 2013 to $63.2 million in the first quarter of 2014.  The Domestic segment increase of $5.3 million was due to $7.2 million of new business and growth from existing programs, partially offset by a $1.0 million reduction from a closed facility and $0.4 million of lost revenues. Asia Pacific revenues grew $1.4 million due to $1.9 million of growth from existing clients, partially offset by volume reductions of $0.5 million. The increase in the Latin America segment of $2.8 million was due primarily to growth from existing clients in our Honduras facilities, including $0.8 million from our facility in Tegucigalpa, which opened in February 2014.

Cost of Services and Gross Profit

Gross profit as a percentage of revenue increased by 4.2% due to operational efficiency gains and higher capacity utilization across all segments. Cost of services in the Domestic segment increased by approximately $3.7 million and gross profit as a percentage of revenue increased by 3.2% due to new business and growth mentioned above. Cost of services in the Asia Pacific segment were comparable at $17.5 million and gross profit as a percentage of revenue increased by approximately 5.9% due to better performance. Cost of services in Latin America increased by approximately $2.3 million, or 35.0%, and gross profit as a percentage of revenue increased by 7.4%. Both the Asia Pacific and Latin America margin improvements were due to higher capacity utilization and labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.0 million, or 13.8%, during the first quarter of 2014 compared to the first quarter of 2013, due to investments in growth. As a percentage of revenue, selling, general and administrative expenses decreased from 13.5% during the first quarter of 2013 to 13.1% in the first quarter of 2014.

Impairment Losses and Restructuring Charges, Net

No impairment losses were incurred during the first quarter of 2014 or 2013.

Restructuring charges totaled $0.2 million during the first quarter of 2014 for employee related costs due to the expected closure of the Jonesboro, Arkansas facility. We will recognize additional charges in the second quarter of 2014 when the facility closes. No restructuring charges were incurred during the first quarter of 2013.

Income Tax

Income tax expense during the first quarter of 2014 was $0.1 million compared to a benefit of $0.1 million in the first quarter of 2013.  The income tax expense is primarily due to the impact of our Canadian operations. Our operations in the Philippines, Cost Rica and Honduras have tax holidays.

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

As of March 31, 2014, working capital totaled $31.5 million and our current ratio was 2.21:1, compared to working capital of $31.6 million and a current ratio of 2.11:1 at December 31, 2013.

Net cash flows used in operating activities for the three months ended March 31, 2014 was $1.3 million compared to $0.2 million for the three months ended March 31, 2013. The $1.1 million increased use of cash was due to a $2.2 million unfavorable change in working capital and a $0.7 million decrease in non-cash items such as depreciation and amortization, stock-based compensation and deferred income taxes, offset by a $1.8 million decrease in net loss. The $2.2 million change in working capital was principally the result of decreased receivables collections. Our days sales outstanding decreased from 72 days at March 31, 2013 compared to 67 days at March 31, 2014.

Net cash used in investing activities for the three months ended March 31, 2014 of $2.4 million was primarily for capital expenditures. This compares to net cash used in investing activities of $1.7 million for the three months ended March 31, 2013, which primarily consisted of $1.1 million of capital expenditures and cash paid to acquire Ideal Dialogue Company, LLC of $0.8 million.

For the three months ended March 31, 2014, net cash used in financing activities of $0.5 million was primarily attributed to payments on our line of credit. This compares to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2013 primarily from proceeds from the exercise of stock options and purchases of our common stock under our Employee Stock Purchase Plan, offset by payments on capital lease obligations.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a current borrowing capacity of $15.0 million, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and to finance growth opportunities. After consideration of $0.5 million of borrowings outstanding under the credit facility and letters of credit outstanding thereunder of $0.08 million, our remaining borrowing capacity was $14.4 million at March 31, 2014.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at March 31, 2014.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the first quarter of 2014.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our condensed consolidated financial statements in conformity with GAAP, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results may vary significantly from the estimates we have applied.

Our critical accounting policies and estimates are consistent with those disclosed in our 2013 Annual Report on Form 10-K. Please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Annual Report on Form 10-K for a complete description of our Critical Accounting Policies and Estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We are exposed to market risk from foreign currency exchange rate fluctuations when subsidiaries with functional currencies other than the U.S. dollar (“USD”) are translated into our USD consolidated financial statements. To mitigate this risk, we enter into forward currency exchange contracts to reduce the effects on our operating results and cash flows caused by volatility in foreign currency exchange rates. The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured. The cumulative translation effects for subsidiaries using functional currencies other than the USD are included in accumulated other comprehensive loss in stockholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in the CAD and PHP we had outstanding forward contracts as of March 31, 2014 with notional amounts totaling $28.2 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $3.0 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures. As of March 31, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the USD.

Interest Rate Risk

We currently have a $15.0 million secured credit facility, which can increase to $20.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited condensed consolidated financial statements.

During the three months ended March 31, 2014, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

 There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On May 6, 2014, we held our 2014 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected five nominees to serve on the Board of Directors, ratified the appointment of EKS&H LLLP as our independent registered public accounting firm for 2014, approved by non-binding vote the compensation of our named executive officers and approved the amendment and restatement of our 2008 Equity Incentive Plan. The final voting results for each of these matters are set forth below:

1.	Election of Directors:

	Number of Shares Voted For	Number of Shares Voted Against	Abstain
Chad A. Carlson	11,272,555	144,470	312
Jack D. Plating	11,274,019	143,006	312
Benjamin L. Rosenzweig	11,228,385	186,850	2,102
Robert Sheft	11,249,843	162,408	5,086
Ed Zschau	11,260,640	154,486	2,211

There were 2,389,562 broker non-votes on the proposal for election of directors.

2.	Ratification of Appointment of Independent Registered Public Accounting Firm:

A total of 13,750,894 shares voted for, 12,539 shares voted against and 43,466 shares abstained from voting. There were no broker non-votes on this matter.

3.	Approval by Non-Binding Vote the Compensation of Named Executive Officers:

A total of 11,349,247 shares voted for, 44,123 shares voted against and 23,787 shares abstained from voting. There were 2,389,562 broker non-votes on this matter.

4.	Approval of an Amendment and Restatement of the 2008 Equity Incentive Plan:

A total of 10,964,759 shares voted for, 429,920 shares voted against and 22,658 shares abstained from voting. There were 2,389,562 broker non-votes on this matter.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1*	Sixth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
10.2*&	Master Services Agreement executed January 6, 2014 between StarTek, Inc. and Comcast Cable Communications Management, LLC effective June 22, 2013
10.3†*	2014 Executive Incentive Plan

31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 (Unaudited), (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q
†	Management contract or compensatory plan or arrangement
&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: May 8, 2014
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: May 8, 2014
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)