Form 10-Q/A
period 2014-03-31
StarTek, Inc.
filed 2014-07-29
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
FORM 10-Q/A

Explanatory Note

	PART II - OTHER INFORMATION

ITEM 6.	Exhibits	3
Signatures		4

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (“Amendment No. 1”) is being filed solely to provide a revised copy of Exhibit 10.2 to restore certain information that was previously omitted from Exhibit 10.2 pursuant to a request for confidential treatment. All other items of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “First Quarter 2014 Form 10-Q”) are unaffected by the change described above and have been omitted from this Amendment No. 1.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
10.2*&	Master Services Agreement executed January 6, 2014 between StarTek, Inc. and Comcast Cable Communications Management, LLC effective June 22, 2013
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed with this Form 10-Q
&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: July 29, 2014
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: July 29, 2014
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

4