Form 10-Q
period 2014-06-30
StarTek, Inc.
filed 2014-08-13
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of August 5, 2014, there were 15,399,907 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$61,254	$55,576	$124,463	$109,386
Cost of services	55,562	49,955	110,554	99,037
Gross profit	5,692	5,621	13,909	10,349
Selling, general and administrative expenses	7,301	7,198	15,549	14,448
Impairment losses and restructuring charges, net	2,051	(437)	2,242	(437)
Operating loss	(3,660)	(1,140)	(3,882)	(3,662)
Interest and other income (expense), net	(17)	(31)	(145)	66
Loss before income taxes	(3,677)	(1,171)	(4,027)	(3,596)
Income tax expense (benefit)	(396)	101	(246)	4
Net loss	$(3,281)	$(1,272)	$(3,781)	$(3,600)
Other comprehensive income (loss), net of tax:		1		1
Foreign currency translation adjustments	37	(500)	(75)	(526)
Change in fair value of derivative instruments	776	(2,185)	1,132	(2,876)
Comprehensive loss	$(2,468)	$(3,957)	$(2,724)	$(7,002)

Net loss per common share - basic and diluted	$(0.21)	$(0.08)	$(0.25)	$(0.24)

Weighted average common shares outstanding - basic and diluted	15,391	15,335	15,384	15,319

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of June 30,	As of December 31,
	2014 (unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,037	$10,989
Trade accounts receivable, net	46,067	43,708
Deferred income tax assets	70	157
Derivative asset	34	—
Prepaid expenses	1,941	2,939
Current portion of note receivable	326	645
Other current assets	1,468	1,626
Total current assets	55,943	60,064
Property, plant and equipment, net	24,566	22,210
Long-term deferred income tax assets	1,284	2,151
Intangible assets, net	773	1,164
Goodwill	2,002	1,637
Other long-term assets	2,330	2,491
Total assets	$86,898	$89,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,140	$8,477
Accrued liabilities:
Accrued payroll	8,344	9,196
Accrued compensated absences	2,733	2,469
Accrued restructuring costs	1,724	16
Other accrued liabilities	2,230	1,901
Line of credit	1,000	1,000
Derivative liability	381	2,160
Deferred revenue	811	486
Deferred income tax liabilities	766	766
Other current liabilities	2,011	2,027
Total current liabilities	27,140	28,498
Deferred rent	1,313	1,445
Other liabilities	2,043	1,600
Total liabilities	30,496	31,543
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,396,915 and 15,368,356 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	154	154
Additional paid-in capital	75,226	74,273
Accumulated other comprehensive income (loss)	48	(1,009)
Accumulated deficit	(19,026)	(15,244)
Total stockholders’ equity	56,402	58,174
Total liabilities and stockholders’ equity	$86,898	$89,717
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(3,781)	$(3,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,970	6,184
Gains on disposal of assets	(175)	(12)
Share-based compensation expense	864	857
Amortization of deferred gain on sale leaseback transaction	(129)	(138)
Deferred income taxes	943	(180)
Income tax benefit related to other comprehensive income	(634)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,370)	382
Prepaid expenses and other assets	1,879	(651)
Accounts payable	(1,492)	(66)
Income taxes, net	(377)	245
Accrued and other liabilities	1,829	214
Net cash provided by operating activities	1,527	3,235

Investing Activities
Proceeds from note receivable	319	330
Proceeds from sale of assets	639	—
Purchases of property, plant and equipment	(6,825)	(1,454)
Cash paid for acquisitions of businesses	(400)	(1,500)
Net cash used in investing activities	(6,267)	(2,624)

Financing Activities
Proceeds from stock option exercises	36	95
Proceeds from the issuance of common stock	53	59
Proceeds from line of credit	75,872	4,346
Principal payments on line of credit	(75,872)	(4,346)
Principal payments on capital lease obligations	(70)	(14)
Net cash provided by financing activities	19	140
Effect of exchange rate changes on cash	(231)	61
Net (decrease) increase in cash and cash equivalents	(4,952)	812
Cash and cash equivalents at beginning of period	$10,989	$9,183
Cash and cash equivalents at end of period	$6,037	$9,995

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of operating results that may be expected during any other interim period of 2014 or the year ending December 31, 2014.
The consolidated balance sheet as of December 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements.

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

As of June 30, 2014, we paid approximately $1,000 of the purchase price with the remaining balance to be paid by January 2015, which is included in other accrued liabilities in the consolidated balance sheet. Minimal acquisition-related expenses were paid, which are recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment.

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

Intangible Assets

The following table presents our intangible assets as of June 30, 2014:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$61	$329	3.69
Customer base	470	85	385	4.33
Trade name	70	15	55	2.89
Noncompete agreement	10	6	4	0.75
	$940	$167	$773	3.94

Expected future amortization of intangible assets as of June 30, 2014 is as follows:

Year Ending December 31,	Amount
Remainder of 2014	$71
2015	139
2016	105
2017	94
2018	94
Thereafter	270

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and six months ended June 30, 2014 and 2013, we did not incur any impairment losses.

Restructuring Charges

A summary of the activity under the restructuring plans as of June 30, 2014 is as follows:

	Facility-Related/Employee-Related Costs
	Victoria	Jonesboro	Costa Rica	Corporate	Total
Balance as of December 31, 2013	$16	$—	$—	$—	$16
Expense	—	638	1,004	253	1,895
Payments, net of receipts for sublease	—	(152)	—	(35)	(187)
Balance as of June 30, 2014	$16	$486	$1,004	$218	1,724

We entered into a sublease agreement for our Victoria, Texas facility through the remainder of its lease term in 2014. The reserves listed above are net of expected sublease rental income. We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through 2014.

In February 2014, we announced the closure of our Jonesboro, Arkansas facility, which ceased operations in the second quarter of 2014 when the business transitioned to another facility. We established a restructuring reserve of $192 for employee related costs and recognized additional charges in the second quarter of 2014 of $446 when the facility closed. These costs are expected to be paid out through 2014. We also recognized a net gain of $256 related to the early termination of our lease.

In June 2014, we announced the closure of our Heredia, Costa Rica facility, included in our Latin America segment, which will cease operations in the third quarter of 2014. We established a restructuring reserve of $1,004 for employee related costs and will recognize additional charges in the third quarter of 2014 when the facility closes. The restructuring charges for those employees who continue to work after the notification date will be recognized over the service period. These costs are expected to be paid out through December 2014.

During the second quarter of 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred a restructuring charge of $253. The cash payments for these employees will be substantially completed by the fourth quarter of 2014.

During the second quarter of 2014, we moved forward with our initiative to outsource our data centers and move to a hosted solutions model. We recognized $604 of restructuring charges in the second quarter of 2014 of which $330 is included in other accrued liabilities for costs incurred and not yet paid as of June 30, 2014. This transition will occur throughout the remainder of 2014 and additional transition costs will be recognized as restructuring charges as incurred in operating income and are expected to be approximately $700.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,277,806 and 2,207,060 for the three and six months ended June 30, 2014 and 2013, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$18,785	30.7%	$15,042	27.1%	$37,424	30.1%	$28,377	25.9%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$13,753	22.5%	$14,599	26.3%	$29,097	23.4%	$27,902	25.5%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$10,777	17.6%	$11,123	20.0%	$21,737	17.5%	$22,479	20.6%

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

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies, including forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold).  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues which are paid in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. As of June 30, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses. Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and six months ended June 30, 2014 and 2013, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2014:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	8,750	$8,240
Philippine Peso	1,387,880	32,528
		$40,768

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8 and are reflected as separate line items in our consolidated balance sheets.

8.  FAIR VALUE MEASUREMENTS

The carrying value of our cash and cash equivalents, accounts receivable, notes receivable, accounts payable and line of credit approximate fair value because of their short-term nature.

Derivative Instruments and Hedging Activities

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The significant inputs to the valuation pricing models are observable in the market, and as such the derivatives are classified as Level 2 in the fair value hierarchy.

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

	Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$34	$—	$34
Total fair value of assets measured on a recurring basis	$—	$34	$—	$34

Liabilities:
Foreign exchange contracts	$—	$381	$—	$381
Total fair value of liabilities measured on a recurring basis	$—	$381	$—	$381

	Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$2,160	$—	$2,160
Total fair value of liabilities measured on a recurring basis	$—	$2,160	$—	$2,160

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$1,724	$1,724
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$1,724	$1,724

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	531	531
Total fair value of assets measured on a non-recurring basis	$—	$—	$531	$531

Liabilities:
Accrued restructuring costs	$—	$—	$16	$16
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$16	$16

9. DEBT

Effective February 28, 2012, we entered into a secured revolving credit facility ("Credit Agreement") with Wells Fargo Bank. The Credit Agreement has a maturity date of February 28, 2016. The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $15,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  As of June 30, 2014, we had $1,000 outstanding borrowings on our credit facility and available capacity was $13,920, net of $80 of letters of credit backed by the facility.

Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a Minimum Adjusted EBITDA, as defined in the Credit Agreement, of no less than the cumulative month-end minimum amounts set forth in an amendment to the Credit Agreement and 2) limiting non-financed capital expenditures to no more than the cumulative month-end maximum amounts set forth in an amendment to the Credit Agreement. We were in compliance with all such covenants as of June 30, 2014.

In March 2014, the Company and Wells Fargo agreed on the financial covenants for 2014 and the first quarter of 2015, constituting the Sixth Amendment to the Credit Agreement. This amendment also amended certain definitions and fees. In June 2014, we entered into a Seventh Amendment to the Credit Agreement adjusting the financial covenants through the first quarter of 2015.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for stock option awards and restricted stock for the three and six months ended June 30, 2014 and was $462 and $864 and for the three and six months ended June 20, 2013 was $391 and $857, respectively, and is included in selling, general and administrative expense.  As of June 30, 2014, there was $1,976 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2013	$1,900	$(2,909)	$(1,009)
Foreign currency translation	(120)	—	(120)
Reclassification to operations	—	2,026	2,026
Unrealized gains (losses)	—	(215)	(215)
Tax provision (benefit)	45	(679)	(634)
Balance at June 30, 2014	$1,825	$(1,777)	$48

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 were as follows:

Type of Instrument	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Gains) losses on cash flow hedges
Foreign exchange contracts	$669	$(227)	$1,892	$174	Cost of services
Foreign exchange contracts	42	—	134	—	Selling, general and administrative expenses
	$711	$(227)	$2,026	$174

12.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America. As of June 30, 2014, our Domestic segment included the operations of eight facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of four facilities in the Philippines and our Latin America segment included one facility in Costa Rica and two facilities in Honduras.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the three and six months ended June 30, 2014 and 2013 is as follows:

	For the Three Months Ended June 30,
	2014	2013
Revenue:
Domestic	$30,931	$28,899
Asia Pacific	21,035	19,862
Latin America	9,288	6,815
Total	$61,254	$55,576

Gross profit:
Domestic	$2,641	$3,544
Asia Pacific	2,631	2,160
Latin America	420	(83)
Total	$5,692	$5,621

	For the Six Months Ended June 30,
	2014	2013
Revenue:
Domestic	$64,238	$56,910
Asia Pacific	42,088	39,562
Latin America	18,137	12,914
Total	$124,463	$109,386

Gross profit:
Domestic	$7,184	$6,469
Asia Pacific	6,234	4,367
Latin America	491	(487)
Total	$13,909	$10,349

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2013 Annual Report on Form 10-K.

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

As of June 30, 2014, our Domestic segment included the operations of eight facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of four facilities in the Philippines, and our Latin America segment included one facility in Costa Rica and two facilities in Honduras.

SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2014

Laramie, Wyoming
In June 2014, we sold the previously vacated owned property in Laramie, Wyoming for $0.7 million which resulted in a gain of $0.2 million.

Heredia, Costa Rica
In June 2014, we announced the closure of our Heredia site. Operations will cease in the third quarter of 2014. As a result, we recorded a restructuring reserve of $1.0 million for employee related costs and will record an additional reserve for the facility related costs upon closure. The lease terminates in December 2014.

Iloilo, Philippines
We started operations in a temporary facility in June 2014. We continued progress in the second quarter with build out of a leased permanent facility, which is expected to be completed in 2014.

Myrtle Beach, South Carolina
We started operations in a temporary facility in Myrtle Beach in February 2014 and are in the process of developing a permanent customer support center, which is expected to be complete in the third quarter of 2014. This facility will be leased.

Jonesboro, Arkansas
In February 2014, we announced the closure of our Jonesboro, Arkansas site. Operations ceased in the second quarter of 2014 and the business transitioned to another facility, resulting in a restructuring charge of $0.6 million recorded in the first half of 2014.

Colorado Springs, Colorado
In March 2014, we expanded into a new larger facility in Colorado Springs.

Tegucigalpa, Honduras
In February 2014, we opened a new contact center in Tegucigalpa, Honduras. We are currently in a temporary facility and are in the process of developing a permanent contact center, which is expected to be complete in the first quarter of 2015. This facility will be leased.

IT Platform Initiative
During the second quarter of 2014, we implemented the last phase of our IT transformation project by outsourcing our data centers.  We recognized $0.6 million in restructuring charges in the three months ended June 30, 2014 and will recognize additional restructuring charges of approximately $0.7 million throughout the remainder of 2014.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2014 AND 2013

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended June 30,
	2014		2013
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$30,931	50.5%	$28,899	51.9%
Cost of services	28,290	50.9%	25,355	50.8%
Gross profit	$2,641	46.4%	$3,544	63.0%
Gross profit %	8.5%		12.3%
Asia Pacific:
Revenue	$21,035	34.3%	$19,862	35.7%
Cost of services	18,404	33.1%	17,702	35.4%
Gross profit	$2,631	46.2%	$2,160	38.4%
Gross profit %	12.5%		10.9%
Latin America:
Revenue	$9,288	15.2%	$6,815	12.4%
Cost of services	8,868	16.0%	6,898	13.8%
Gross profit	$420	7.4%	$(83)	(1.5)%
Gross profit %	4.5%		(1.2)%
Company Total:
Revenue	$61,254	100.0%	$55,576	100.0%
Cost of services	55,562	100.0%	49,955	100.0%
Gross profit	$5,692	100.0%	$5,621	100.0%
Gross profit %	9.3%		10.1%

Revenue

Revenue increased by $5.7 million, or 10.2%, from $55.6 million to $61.3 million in the second quarter of 2014,  The Domestic segment increase of $2.0 million was due to $3.7 million of new business and growth from existing programs, partially offset by $1.0 million of volume declines and $0.7 million of pricing changes versus the second quarter of 2013. Asia Pacific revenues grew $1.2 million due to $2.6 million of growth from existing clients, partially offset by volume reductions of $0.9 million and lost revenues of $0.5 million. The increase in the Latin America segment of $2.5 million was due to $4.0 million of growth from existing clients in our Honduras facilities, partially offset by $1.5 million of lost revenues in Costa Rica versus the second quarter of 2013.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue decrease of 0.8% was due to a 3.8% decrease in the domestic segment margin offset by improvements in both the Asia Pacific and Latin America segments. The domestic cost of services increase of $2.9 million was the result of $3.9 million investment in new ramps and business transition costs, partially offset by $1.0 million reduction for volume declines versus second quarter of 2013. The Asia Pacific improvement of 1.6% was the result of improved utilization on existing programs and the benefit of our new Angeles location, offset by reductions in volume from a key client. Latin America gross profit as a percentage of revenue increased by 5.7% as capacity utilization continues to increase in Honduras.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2014 AND 2013

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Six Months Ended June 30,
	2014		2013
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$64,238	51.6%	$56,910	51.9%
Cost of services	57,054	51.6%	50,441	50.9%
Gross profit	$7,184	51.7%	$6,469	62.5%
Gross profit %	11.2%		11.4%
Asia Pacific:
Revenue	$42,088	33.8%	$39,562	36.2%
Cost of services	35,854	32.4%	35,195	35.5%
Gross profit	$6,234	44.8%	$4,367	42.2%
Gross profit %	14.8%		11.0%
Latin America:
Revenue	$18,137	14.6%	$12,914	11.9%
Cost of services	17,646	16.0%	13,401	13.5%
Gross profit	$491	3.5%	$(487)	(4.7)%
Gross profit %	2.7%		(3.8)%
Company Total:
Revenue	$124,463	100.0%	$109,386	100.0%
Cost of services	110,554	100.0%	99,037	100.0%
Gross profit	$13,909	100.0%	$10,349	100.0%
Gross profit %	11.2%		9.5%

Revenue

Revenue increased by $15.1 million, or 13.8%, from $109.4 million in the first half of 2013 to $124.5 million in the first half of 2014.  The Domestic segment increase of $7.3 million was due to $9.8 million of new business and growth from existing programs, partially offset by a $1.3 million of price reductions and $1.0 million of volume reductions. Asia Pacific revenues grew $2.5 million due to $3.9 million of growth from existing clients, partially offset by volume reductions of $0.8 million and lost revenues of $0.5 million. The increase in the Latin America segment of $5.2 million was due primarily to $7.1 million in growth from existing clients in our Honduras facilities, partially offset by $1.3 million of lost revenues and $0.6 million of volume reductions.

Cost of Services and Gross Profit

Gross profit as a percentage of revenue increased by 1.7% due to operational efficiency gains and higher capacity utilization across all segments, partially offset by transition and ramp related costs and price reductions versus year to date 2013. Cost of services in the Domestic segment increased by approximately $6.6 million due to $8.6 million investment in growth and $0.5 million in site transition costs, offset by $2.5 million of reductions related to volume changes. Gross profit as a percentage of revenue decreased by 0.2% due to the dilutive effect of new business ramps and new facility openings. Cost of services in the Asia Pacific segment increased by approximately $0.7 million and gross profit as a percentage of revenue increased by approximately 3.8% due to better performance. Cost of services in Latin America increased by approximately $4.2 million and gross profit as a percentage of revenue increased by 6.5%. Both the Asia Pacific and Latin America margin improvements were due to higher capacity utilization and labor efficiencies.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended June 30, 2014 and 2013.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses decreased in the second quarter of 2014 to 11.9% from 13.0% during the second quarter of 2013. On a year-to-date basis, such expenses as a percentage of revenue decreased from 13.2% in 2013 to 12.5% in 2014. For the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, selling, general and administrative expenses increased $0.1 million, or 1.4%, and $1.1 million, or 7.6%, respectively, due to variable costs associated with the revenue increase and investments in growth.

Impairment Losses and Restructuring Charges, Net

No impairment losses were incurred during the first half of 2014 or 2013.

Restructuring charges totaled $2.0 million and $2.2 million for the three and six months ended June 30, 2014, which consisted of the following:

•
$0.6 million for employee related and facility costs due to the closure of the Jonesboro, Arkansas facility, which includes $0.2 million recognized in the first quarter of 2014, offset by a gain of $0.2 million for the early termination of our lease;

•	$1.0 million for employee related costs due to the expected closure of the Heredia, Costa Rica facility. We will recognize additional charges in the third quarter of 2014 when the facility closes;

•	$0.2 million for corporate restructuring; and

•	$0.6 million for outsourcing our data centers. We will also recognize additional charges through 2014 related to outsourcing our data centers as we complete this transformation.

We reversed $0.4 million of restructuring charges during the three and six months ended June 30, 2013 due to expenses reimbursable under the sublease at our Victoria, Texas facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the six months ended June 30, 2014 of approximately $0.1 million includes a gain on disposal of assets related to the sale of our Laramie, Wyoming property of $0.2 million.

Income Tax

Income tax benefit during the first half of 2014 was $0.2 million compared to an expense of $0.1 million in the first half of 2013.  The income tax benefit is primarily due to the impact of intra period allocations from items recorded in other comprehensive income. Our operations in the Philippines, Cost Rica and Honduras have tax holidays.

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

As of June 30, 2014, working capital totaled $28.8 million and our current ratio was 2.06:1, compared to working capital of $31.6 million and a current ratio of 2.11:1 at December 31, 2013.

Net cash flows provided by operating activities for the six months ended June 30, 2014 was $1.5 million compared to $3.2 million for the six months ended June 30, 2013. The $1.7 million decrease in cash provided was primarily due to a $2.8 million decrease in cash collected from accounts receivable, a $0.9 million decrease in non-cash reconciling items and $0.2 million in lower earnings. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2014 of $6.3 million was primarily for capital expenditures of $6.8 million related to new facility build-out and expansions, partially offset by proceeds of $0.6 million from the sale of our Laramie, Wyoming property. This compares to net cash used in investing activities of $2.6 million for the six months ended June 30, 2013, which primarily consisted of $1.4 million of capital expenditures and the cash paid to acquire Ideal Dialogue Company, LLC of $1.5 million.

Net cash provided by financing activities decreased by approximately $0.1 million in the first half of 2014 compared to the first half of 2013, primarily due to decreases in stock issuances from the exercise of stock options, partially offset by increases in capital lease obligations.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a current borrowing capacity of $15.0 million, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and to finance growth opportunities. After consideration of $1.0 million of borrowings outstanding under the credit facility and letters of credit outstanding thereunder of $0.08 million, our remaining borrowing capacity was $13.9 million at June 30, 2014.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at June 30, 2014.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the second quarter of 2014.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements in conformity with GAAP, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results may vary significantly from the estimates we have applied.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

Market risk relating to our international operations results primarily from changes in foreign exchange rates. To address this risk, we enter into foreign currency exchange contracts. The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured. The cumulative translation effects for subsidiaries using functional currencies other than the USD are included in accumulated other comprehensive loss in stockholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

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

In order to hedge our exposure to foreign currency transactions and short-term intercompany transactions denominated in the CAD and PHP we had outstanding foreign currency exchange contracts as of June 30, 2014 with notional amounts totaling $40.8 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $2.4 million on the underlying exposures of the derivative instruments. As of June 30, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the USD.

Interest Rate Risk

We currently have a $15.0 million secured credit facility, which can increase to $20.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three and six months ended June 30, 2014, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1*	Seventh Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
10.2#	Master Services Agreement executed January 6, 2014 between StarTek, Inc. and Comcast Cable Communications Management, LLC effective June 22, 2013	10-Q/A	10.2	7/29/2014
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q
#	The Securities and Exchange Commission has granted our request that certain material in this agreement be treated as confidential. Such material has been redacted from the exhibit as filed.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: August 12, 2014
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: August 12, 2014
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)