Form 10-Q
period 2014-09-30
StarTek, Inc.
filed 2014-11-14
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 5, 2014, there were 15,409,394 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$61,438	$58,448	$185,901	$167,834
Cost of services	52,393	51,928	162,946	150,965
Gross profit	9,045	6,520	22,955	16,869
Selling, general and administrative expenses	7,503	7,153	23,052	21,601
Impairment losses and restructuring charges, net	1,262	—	3,504	(437)
Operating income (loss)	280	(633)	(3,601)	(4,295)
Interest and other income (expense), net	362	(1,075)	216	(1,009)
Income (loss) before income taxes	642	(1,708)	(3,385)	(5,304)
Income tax expense	728	83	482	87
Net loss	$(86)	$(1,791)	$(3,867)	$(5,391)
Other comprehensive income (loss), net of tax:		1		1
Foreign currency translation adjustments	(582)	(145)	(657)	(671)
Change in fair value of derivative instruments	(905)	632	227	(2,244)
Comprehensive loss	$(1,573)	$(1,304)	$(4,297)	$(8,306)

Net loss per common share - basic and diluted	$(0.01)	$(0.12)	$(0.25)	$(0.35)

Weighted average common shares outstanding - basic and diluted	15,400	15,351	15,389	15,330

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30,	As of December 31,
	2014 (unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,552	$10,989
Trade accounts receivable, net	46,003	43,708
Deferred income tax assets	67	157
Prepaid expenses	2,268	2,939
Other current assets	914	2,271
Total current assets	55,804	60,064
Property, plant and equipment, net	24,377	22,210
Long-term deferred income tax assets	1,237	2,151
Intangible assets, net	737	1,164
Goodwill	2,002	1,637
Other long-term assets	2,477	2,491
Total assets	$86,634	$89,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,879	$8,477
Accrued liabilities:
Accrued payroll and compensated absences	10,223	11,665
Accrued restructuring costs	627	16
Other accrued liabilities	2,260	1,901
Line of credit	2,500	1,000
Derivative liability	1,932	2,160
Deferred income tax liabilities	766	766
Other current liabilities	1,957	2,513
Total current liabilities	28,144	28,498
Deferred rent	1,407	1,445
Other liabilities	1,873	1,600
Total liabilities	31,424	31,543
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,406,453 and 15,368,356 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	154	154
Additional paid-in capital	75,607	74,273
Accumulated other comprehensive loss	(1,439)	(1,009)
Accumulated deficit	(19,112)	(15,244)
Total stockholders’ equity	55,210	58,174
Total liabilities and stockholders’ equity	$86,634	$89,717
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(3,867)	$(5,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,629	9,585
(Gains) losses on disposal of assets	(182)	898
(Gain) on dissolution of subsidiary	(413)	—
Share-based compensation expense	1,207	1,255
Amortization of deferred gain on sale leaseback transaction	(214)	(206)
Deferred income taxes	955	(180)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,328)	(3,798)
Prepaid expenses and other assets	1,873	(570)
Accounts payable	(982)	(194)
Accrued and other liabilities	(723)	693
Net cash provided by operating activities	2,955	2,092

Investing Activities
Proceeds from note receivable	481	495
Proceeds from sale of assets	1,064	—
Purchases of property, plant and equipment	(9,562)	(4,054)
Cash paid for acquisitions of businesses	(603)	(1,889)
Net cash used in investing activities	(8,620)	(5,448)

Financing Activities
Proceeds from stock option exercises	39	140
Proceeds from the issuance of common stock	89	79
Proceeds from line of credit	111,172	13,662
Principal payments on line of credit	(109,672)	(13,662)
Principal payments on long-term debt	(94)	—
Principal payments on capital lease obligations	(92)	(16)
Net cash provided by financing activities	1,442	203
Effect of exchange rate changes on cash	(214)	(13)
Net decrease in cash and cash equivalents	(4,437)	(3,166)
Cash and cash equivalents at beginning of period	$10,989	$9,183
Cash and cash equivalents at end of period	$6,552	$6,017

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of operating results that may be expected during any other interim period of 2014 or the year ending December 31, 2014.
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
Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries. Financial information in this report is presented in U.S. dollars.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply the standard for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements or disclosures.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

As of September 30, 2014, we paid approximately $1,200 of the purchase price with the remaining balance to be paid by January 2015, which is included in other accrued liabilities on the consolidated balance sheet. Minimal acquisition-related expenses were paid, which are recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment.

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

Intangible Assets

The following table presents our intangible assets as of September 30, 2014:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$73	$317	3.63
Customer base	470	105	365	4.29
Trade name	70	18	52	2.78
Noncompete agreement	10	7	3	0.50
	$940	$203	$737	3.89

Expected future amortization of intangible assets as of September 30, 2014 is as follows:

Year Ending December 31,	Amount
Remainder of 2014	$36
2015	139
2016	105
2017	94
2018	94
Thereafter	269

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the three and nine months ended September 30, 2014 and 2013, we did not incur any impairment losses.

Restructuring Charges

A summary of the activity under the restructuring plans as of September 30, 2014 is as follows:

	Facility-Related/Employee-Related Costs
	Victoria	Jonesboro	Costa Rica	Corporate	Total
Balance as of December 31, 2013	$16	$—	$—	$—	$16
Expense	—	792	1,392	284	2,468
Payments, net of receipts for sublease	—	(719)	(951)	(187)	(1,857)
Balance as of September 30, 2014	$16	$73	$441	$97	$627

We entered into a sublease agreement for our Victoria, Texas facility through the remainder of its lease term in 2014. The reserves listed above are net of expected sublease rental income. We have recorded an accrual for certain property taxes we still owe in Victoria, which we expect to pay through 2014.

In February 2014, we announced the closure of our Jonesboro, Arkansas facility, which ceased operations in the second quarter of 2014 when the business transitioned to another facility. We established a restructuring reserve of $192 for employee related costs and recognized additional charges of $600 when the facility closed. These costs are expected to be paid out through 2014. We also recognized a net gain of $256 related to the early termination of our lease.

In June 2014, we announced the closure of our Heredia, Costa Rica facility, included in our Latin America segment, which ceased operations in the third quarter of 2014. We established a restructuring reserve of $1,004 for employee related costs and recognized additional charges in the third quarter of 2014 of $388 when the facility closed. The restructuring charges for those employees who continue to work after the notification date will be recognized over the service period. These costs are expected to be paid out through December 2014.

During the first nine months of 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred a restructuring charge of $284. The cash payments for these employees will be substantially completed by the fourth quarter of 2014.

During the second quarter of 2014, we moved forward with our initiative to outsource our data centers and move to a hosted solutions model. We recognized $1,300 of restructuring charges as of September 30, 2014, of which $200 is included in other accrued liabilities for costs incurred and not yet paid as of September 30, 2014. Additional transition costs will be recognized throughout the remainder of 2014 as restructuring charges as incurred in operating income and are expected to be approximately $500.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,289,041 and 2,288,769 for the three and nine months ended September 30, 2014 and 2013, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$19,594	31.9%	$16,469	28.2%	$57,018	30.7%	$44,846	26.7%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$13,598	22.1%	$14,868	25.4%	$42,695	23.0%	$42,770	25.5%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$9,087	14.8%	$10,822	18.5%	$30,824	16.6%	$33,301	19.8%
Time Warner Cable Inc. (2)	$6,800	11.1%		*	$19,896	10.7%		*

* Less than 10%
(1) Revenue from this customer is generated through our Domestic and Asia Pacific segments.
(2) Revenue from this customer is generated through our Domestic, Asia Pacific and Latin America segments.

We enter into contracts and perform services with our major clients that fall under the scope of master service agreements (MSAs) with statements of work (SOWs) specific to each line of business. These MSAs and SOWs may automatically renew or be extended by mutual agreement and are generally terminable by the customer or us with prior written notice.

On July 28, 2011, we entered into a new MSA with T-Mobile effective July 1, 2011, which has an initial term of five years and will automatically renew for additional one-year periods thereafter, but may be terminated by T-Mobile upon 90 days written notice.

Our initial MSA with AT&T had been extended through January 31, 2013.   On January 25, 2013, we entered into a new MSA with AT&T Services, Inc., which expires December 31, 2015 and may be extended upon mutual agreement, but may be terminated by AT&T with written notice.

On January 4, 2014, we entered into a new MSA with Comcast, effective June 22, 2013, which replaced the original MSA that was signed in 2011 and would have expired in 2014. The new MSA has an initial term of one year and will automatically renew for additional one-year periods unless either party gives notice of cancellation. Comcast may terminate the agreement upon 90 days written notice.

On February 15, 2014, we signed an amendment to an MSA with Time Warner Cable, which provides for the same services as the original MSA that was signed in February 2011 and expired in February 2014. The amendment extends the term to February 15, 2017, but may be terminated by either party with written notice.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies, including forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold).  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines, Costa Rica and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues which are paid in U.S. dollars.  In Costa Rica and Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. As of September 30, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the U.S. dollar.

We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses. Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and nine months ended September 30, 2014 and 2013, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2014:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	9,600	$8,872
Philippine Peso	1,595,610	36,966
		$45,838

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

	Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$1,932	$—	$1,932
Total fair value of liabilities measured on a recurring basis	$—	$1,932	$—	$1,932

	Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$2,160	$—	$2,160
Total fair value of liabilities measured on a recurring basis	$—	$2,160	$—	$2,160

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$627	$627
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$627	$627

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	531	531
Total fair value of assets measured on a non-recurring basis	$—	$—	$531	$531

Liabilities:
Accrued restructuring costs	$—	$—	$16	$16
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$16	$16

9. DEBT

Line of Credit

Effective February 28, 2012, we entered into a secured revolving credit facility ("Credit Agreement") with Wells Fargo Bank. The Credit Agreement has a maturity date of February 28, 2016. The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $15,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  As of September 30, 2014, we had $2,500 outstanding borrowings on our credit facility and available capacity was $12,420, net of $80 of letters of credit backed by the facility.

Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a Minimum Adjusted EBITDA, as defined in the Credit Agreement, of no less than the cumulative month-end minimum amounts set forth in an amendment to the Credit Agreement and 2) limiting non-financed capital expenditures to no more than the cumulative month-end maximum amounts set forth in an amendment to the Credit Agreement. We were in compliance with all such covenants as of September 30, 2014.

In March 2014, the Company and Wells Fargo agreed on the financial covenants for 2014 and the first quarter of 2015, constituting the Sixth Amendment to the Credit Agreement. This amendment also amended certain definitions and fees. In June 2014, we entered into a Seventh Amendment to the Credit Agreement adjusting the financial covenants through the first quarter of 2015.

Financing Agreement

We entered into a financing agreement for the purchase of certain software licenses and related hardware for approximately $1,000, which were delivered and placed into service in April 2014. Monthly payments commenced July 2014. The current portion of $367 and the long term portion of $602 are included in other current liabilities and other liabilities, respectively, on the consolidated balance sheet.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for stock option awards and restricted stock for the three and nine months ended September 30, 2014 was $343 and $1,207, respectively, and for the three and nine months ended September 30, 2013 was $398 and $1,255, respectively, and is included in selling, general and administrative expense.  As of September 30, 2014, there was $1,632 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2013	$1,900	$(2,909)	$(1,009)
Foreign currency translation	(657)	—	(657)
Reclassification to operations	—	2,367	2,367
Unrealized gains (losses)	—	(2,140)	(2,140)
Balance at September 30, 2014	$1,243	$(2,682)	$(1,439)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Gains) losses on cash flow hedges
Foreign exchange contracts	$324	$(1,099)	$2,215	$(925)	Cost of services
Foreign exchange contracts	17	(69)	152	(69)	Selling, general and administrative expenses
Total reclassifications for the period	$341	$(1,168)	$2,367	$(994)

12.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America. As of September 30, 2014, our Domestic segment included the operations of eight facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of four facilities in the Philippines and our Latin America segment included two facilities in Honduras. Operations at our facility in Costa Rica, which were included in our Latin America segment, ceased in August 2014.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the three and nine months ended September 30, 2014 and 2013 is as follows:

	For the Three Months Ended September 30,
	2014	2013
Revenue:
Domestic	$30,703	$30,164
Asia Pacific	22,469	20,470
Latin America	8,266	7,814
Total	$61,438	$58,448

Gross profit:
Domestic	$3,041	$2,963
Asia Pacific	5,082	2,681
Latin America	922	876
Total	$9,045	$6,520

	For the Nine Months Ended September 30,
	2014	2013
Revenue:
Domestic	$94,941	$87,074
Asia Pacific	64,558	60,031
Latin America	26,402	20,729
Total	$185,901	$167,834

Gross profit:
Domestic	$10,225	$9,432
Asia Pacific	11,316	7,048
Latin America	1,414	389
Total	$22,955	$16,869

13.  SUBSEQUENT EVENT

On October 1, 2014, we acquired Collections Center, Inc., a North Dakota based receivables management company, for approximately $4,350 in cash.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2013 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

STARTEK is a comprehensive contact center and business process outsourcing service company with employees we call Brand Warriors who for over 25 years have been committed to making a positive impact on our clients’ business results. Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day and bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives. The STARTEK Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  The STARTEK Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients.  STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, IVR and back-office support.  STARTEK has delivery centers in the United States, Philippines, Canada, Honduras and through its STARTEK@Home workforce.

We seek to become a market leader in providing meaningful impact business process outsourcing services to our clients. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs.  In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a quality customer experience to our clients’ customers. To become a leader in the market, our strategy is to:

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

As of September 30, 2014, our Domestic segment included the operations of eight facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of four facilities in the Philippines, and our Latin America segment included two facilities in Honduras.

SIGNIFICANT DEVELOPMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Iloilo, Philippines
We started operations in a temporary facility in Iloilo, Philippines in June 2014 and completed the build out of a leased permanent facility in October 2014. We are currently operating in this new location.

Heredia, Costa Rica
In June 2014, we announced the closure of our Heredia site. Operations ceased in the third quarter of 2014. We recorded a restructuring reserve of $1.4 million for employee related costs and facility related costs. The lease terminates in December 2014.

IT Platform Initiative
During the second quarter of 2014, we implemented the last phase of our IT transformation project by outsourcing our data centers.  We recognized $0.6 million and $0.7 million in restructuring charges in the three months ended June 30, 2014 and September 30, 2014, respectively, and will recognize additional restructuring charges of approximately $0.5 million throughout the remainder of 2014.

Laramie, Wyoming
In June 2014, we sold the previously vacated owned property in Laramie, Wyoming for $0.7 million, which resulted in a gain of $0.2 million.

Colorado Springs, Colorado
In March 2014, we expanded into a new larger facility in Colorado Springs.

Myrtle Beach, South Carolina
We started operations in a temporary facility in Myrtle Beach in February 2014 and completed a permanent leased customer support center during the third quarter.

Jonesboro, Arkansas
In February 2014, we announced the closure of our Jonesboro, Arkansas site. Operations ceased in the second quarter of 2014 and the business transitioned to another facility, resulting in a restructuring charge of $0.8 million recorded in the first nine months of 2014.

Tegucigalpa, Honduras
In February 2014, we opened a new contact center in Tegucigalpa, Honduras. We are currently in a temporary facility and are in the process of developing a permanent contact center, which is expected to be complete in the first half of 2015. This facility will be leased.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended September 30,
	2014		2013
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$30,703	50.0%	$30,164	51.5%
Cost of services	27,662	52.8%	27,201	52.4%
Gross profit	$3,041	33.6%	$2,963	45.4%
Gross profit %	9.9%		9.8%
Asia Pacific:
Revenue	$22,469	36.6%	$20,470	35.0%
Cost of services	17,387	33.2%	17,789	34.3%
Gross profit	$5,082	56.2%	$2,681	41.1%
Gross profit %	22.6%		13.1%
Latin America:
Revenue	$8,266	13.5%	$7,814	13.5%
Cost of services	7,344	14.0%	6,938	13.4%
Gross profit	$922	10.2%	$876	13.4%
Gross profit %	11.2%		11.2%
Company Total:
Revenue	$61,438	100.0%	$58,448	100.0%
Cost of services	52,393	100.0%	51,928	100.0%
Gross profit	$9,045	100.0%	$6,520	100.0%
Gross profit %	14.7%		11.2%

Revenue

Revenue increased by $3.0 million, or 5.1%, from $58.4 million to $61.4 million in the third quarter of 2014. The Domestic segment increase of $0.5 million was due to $4.8 million of new business and growth from existing programs, partially offset by $4.3 million of volume reductions. Asia Pacific revenues grew $2.0 million due to $4.7 million of growth from existing and new clients, partially offset by $2.1 million of volume reductions and $0.6 million of lost revenues. The increase in the Latin America segment of $0.5 million was due to $2.6 million of growth from existing clients in our Honduras facilities, partially offset by $1.4 million of lost revenues and $0.7 million reduction due to the closure of Costa Rica.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue increase of 3.5% was primarily due to significant improvements in the Asia Pacific segment. The Asia Pacific improvement of 9.5% was the result of improved capacity utilization and operational performance. Latin America gross profit as a percentage of revenue remained steady at 11.2% as capacity utilization continues to increase in Honduras and operations ceased in Costa Rica. Costa Rica impacted gross profit negatively by 1.5% during the third quarter of 2014 as the site was closed in September 2014.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Nine Months Ended September 30,
	2014		2013
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$94,941	51.1%	$87,074	51.8%
Cost of services	84,716	52.0%	77,642	51.4%
Gross profit	$10,225	44.5%	$9,432	55.9%
Gross profit %	10.8%		10.8%
Asia Pacific:
Revenue	$64,558	34.7%	$60,031	35.8%
Cost of services	53,242	32.7%	52,983	35.1%
Gross profit	$11,316	49.3%	$7,048	41.8%
Gross profit %	17.5%		11.7%
Latin America:
Revenue	$26,402	14.2%	$20,729	12.5%
Cost of services	24,988	15.3%	20,340	13.5%
Gross profit	$1,414	6.2%	$389	2.3%
Gross profit %	5.4%		1.9%
Company Total:
Revenue	$185,901	100.0%	$167,834	100.0%
Cost of services	162,946	100.0%	150,965	100.0%
Gross profit	$22,955	100.0%	$16,869	100.0%
Gross profit %	12.3%		10.1%

Revenue

Revenue increased by $18.1 million, or 10.8%, from $167.8 million in the first nine months of 2013 to $185.9 million in the first nine months of 2014.  The Domestic segment increase of $7.9 million was due to $12.7 million of new business and growth from existing programs, partially offset by $2.4 million of volume reductions, $1.2 million of pricing reductions, and $1.2 million due to site closures. Asia Pacific revenues grew $4.5 million due to $11.3 million of growth from existing and new clients, partially offset by $1.1 million of lost revenues and $5.7 million of volume reductions. The increase in the Latin America segment of $5.7 million was due to $9.7 million in growth from existing clients in our Honduras facilities, partially offset by $2.8 million of lost revenues and $1.2 million reduction due to the closure of Costa Rica.

Cost of Services and Gross Profit

Gross profit as a percentage of revenue increased by 2.2% due to operational efficiency gains and higher capacity utilization across all segments, partially offset by transition and ramp related costs and price reductions versus year to date 2013. Cost of services in the Domestic segment increased by approximately $7.1 million due to an $11.9 million investment in growth, partially offset by $1.0 million in site transition costs, $3.5 million of reductions related to volume declines and $0.3 million for price reductions. Gross profit as a percentage of revenue remained steady at 10.8%. Cost of services in the Asia Pacific segment increased by approximately $0.3 million and gross profit as a percentage of revenue increased by approximately 5.8%. Cost of services in Latin America increased by approximately $4.6 million and gross profit as a percentage of revenue increased by 3.5%. Both the Asia Pacific and Latin America margin improvements were due to higher capacity utilization and improved labor efficiencies.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended September 30, 2014 and 2013.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses remained comparable at 12.2% for the third quarter of 2014 and 2013. On a year-to-date basis, such expenses as a percentage of revenue decreased from 12.9% in 2013 to 12.4% in 2014. For the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, selling, general and administrative expenses increased $0.4 million, or 4.9%, and $1.5 million, or 6.7%, respectively, due to variable costs associated with the revenue increase and investments in our healthcare initiative.

Impairment Losses and Restructuring Charges, Net

No impairment losses were incurred during the first nine months of 2014 or 2013.

Restructuring charges totaled $1.3 million and $3.5 million for the three and nine months ended September 30, 2014, which consisted of the following:

•	$0.7 million for employee related and facility costs due to the closure of the Jonesboro, Arkansas facility, offset by a gain of $0.2 million for the early termination of our lease;

•	$1.4 million for employee related costs and facility related costs due to the closure of the Heredia, Costa Rica facility;

•	$0.3 million for corporate restructuring; and

•	$1.3 million for outsourcing our data centers. We will also recognize additional charges through 2014 related to outsourcing our data centers as we complete this transformation.

We reversed $0.4 million of restructuring charges during the nine months ended September 30, 2013 due to expenses reimbursable under the sublease at our Victoria, Texas facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the nine months ended September 30, 2014 of approximately $0.2 million includes a gain on disposal of assets related to the sale of our Laramie, Wyoming property of $0.2 million and a gain of $0.4 million related to the currency translation adjustment balance that was previously recorded within stockholders’ equity for a dormant subsidiary we dissolved during the three months ended September 30, 2014, partially offset by interest expense of $0.4 million, which includes $0.2 million related to a sale leaseback transaction and $0.1 million related to interest on our credit facility.

Income Tax

Income tax expense was $0.7 million and $0.5 million for the three and nine months ended September 30, 2014, respectively,  The income tax expense is primarily due to the impact of intra-period allocations from items recorded in other comprehensive income and the impact of our Canadian operations. Our operations in the Philippines, Honduras and Costa Rica have tax holidays.

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

As of September 30, 2014, working capital totaled $27.7 million and our current ratio was 1.98:1, compared to working capital of $31.6 million and a current ratio of 2.11:1 at December 31, 2013.

Net cash flows provided by operating activities for the nine months ended September 30, 2014 was $3.0 million compared to $2.1 million for the nine months ended September 30, 2013. The $0.9 million increase in cash provided was primarily due to a $1.5 million increase in cash collected from accounts receivable, $1.5 million in higher earnings and a $2.4 million decrease in non-cash reconciling items. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2014 of $8.6 million was primarily for capital expenditures of $9.6 million related to new facility build-out and expansions, partially offset by proceeds of $1.1 million from the sale of our Laramie, Wyoming property and the sale of other miscellaneous assets at various facilities. This compares to net cash used in investing activities of $5.4 million for the nine months ended September 30, 2013, which primarily consisted of $4.1 million of capital expenditures and cash paid for acquisitions.

Net cash provided by financing activities increased by approximately $1.2 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to advances on our line of credit of $1.5 million, partially offset by payments on long-term debt of $0.1 million and decreases in stock issuances from the exercise of stock options of $0.1 million.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a current borrowing capacity of $15.0 million, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and to finance growth opportunities. After consideration of $2.5 million of borrowings outstanding under the credit facility and letters of credit outstanding thereunder of $0.08 million, our remaining borrowing capacity was $12.4 million at September 30, 2014.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at September 30, 2014.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the third quarter of 2014.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

Market risk relating to our international operations results primarily from changes in foreign exchange rates. To address this risk, we enter into foreign currency exchange contracts. The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured. The cumulative translation effects for subsidiaries using functional currencies other than the U.S. dollar ("USD") are included in accumulated other comprehensive loss in stockholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

We serve many of our U.S.-based clients in several non-U.S. locations, such as Canada, the Philippines, Costa Rica and Honduras. Our client contracts are primarily priced and invoiced in USDs, however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively. In Costa Rica and Honduras, our functional currency is the USD and the majority of our costs are denominated in USDs.

In order to hedge our exposure to foreign currency transactions and short-term intercompany transactions denominated in the CAD and PHP we had outstanding foreign currency exchange contracts as of September 30, 2014 with notional amounts totaling $45.8 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $4.9 million on the underlying exposures of the derivative instruments. As of September 30, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Costa Rican colon or the Honduran lempira relative to the USD.

Interest Rate Risk

We currently have a $15.0 million secured credit facility, which can increase to $20.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three and nine months ended September 30, 2014, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors, except as noted below, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

The failure to comply with debt collection and consumer credit reporting regulations could subject us to fines and other liabilities, which could harm our reputation and business, and could make it more difficult for us to retain existing customers or attract new customers.

The Fair Debt Collection Practices Act ("FDCPA") regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person, which includes our recently acquired debt collection business. Certain of the accounts receivable handled by this business are subject to the FDCPA. Many states impose additional requirements on debt collection communications and some of those requirements may be more stringent than the federal requirements. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in three states.  Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions.  We could be subject to fines or other penalties if it is determined to have violated the FDCPA, the Fair Credit Reporting Act or analogous state laws, which could make it more difficult to retain existing customers or attract new customers and could otherwise harm our business.

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
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: November 13, 2014
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: November 13, 2014
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)