Form 10-K
period 2014-12-31
StarTek, Inc.
filed 2015-03-06
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2014 was approximately $95.1 million. As of March 3, 2015, there were 15,417,122 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its annual meeting of stockholders to be held May 6, 2015.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

ITEM 1. BUSINESS

BUSINESS OVERVIEW

STARTEK is a trusted business process outsourcing ("BPO") service provider with comprehensive contact centers around the world. Our employees, whom we call Brand Warriors, are at the forefront of customer care and represent our greatest asset. For over 25 years, these Brand Warriors have been committed to making a positive impact for our clients’ business results, enhancing the customer experience while reducing costs for our clients.

Our vision is to be the most trusted global service provider by passionately engaging with all of our stakeholders in a different and more meaningful way. We accomplish this by aligning with our clients’ business objectives. The STARTEK Advantage System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience.  The STARTEK Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients.  STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, IVR and back-office support.  STARTEK has delivery centers in the United States, Philippines, Canada, Honduras and through its STARTEK@Home workforce.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America.  As of December 31, 2014, our Domestic segment included the operations of nine facilities in the United States and one facility in Canada; our Asia Pacific segment included the operations of four facilities in the Philippines; and our Latin America segment included the operations of two facilities in Honduras. Operations at our facility in Costa Rica, which were included in our Latin America segment, ceased in August 2014. The segment information included in Item 8, Note 16 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

Service Offerings

We provide customer experience management throughout the life cycle of our clients’ customers.  These service offerings include customer care, sales support, inbound sales, complex order processing, accounts receivable management, technical and product support, up-sell and cross-sell opportunities and other industry-specific processes.  We provide these services by leveraging technology, agent performance tools, analytics and self-service applications to enable and empower our Brand Warriors.

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

Sales Support. Our revenue generation service supports every stage of the customer life cycle and includes end-to-end pre-sales and post-sales programs. Lead generation, direct sales, account management, retention programs, and marketing analysis and modeling are all available. We have the ability to increase customer purchasing levels, implement product promotion programs, introduce new products and enhanced service offerings, secure additional customer orders and handle inquires related to post-sales support. Unique service offerings are tailored to meet the specific needs of consumers.

Provisioning and Order Processing.  Our suite of order processing services range from enterprise level large-scale project management to direct-to-consumer order processing. Complex order processing services provide clients with large-scale project management and direct relationship management for their large enterprise customers. These services include full life cycle order management and technical sales support for high-end telecommunications services, such as wire line, wireless, data and customer premise equipment. In addition, we process order fallout from our clients' automated systems, complete billing review and revenue recovery and perform quality assurance. Direct-to-consumer services include provisioning, order processing and transfer of accounts between client service providers.

Receivables Management.  We provide first and third party collections services directly for our clients. We provide these services for our clients in the telecommunication, cable and media and healthcare industries. Brand Warriors help our clients reduce bad debt write-offs and recover past due balances in an efficient, compliant and empathetic manner, which promotes and protects our clients' brands and helps them retain customers.

Healthcare Services. Healthcare services focus on four major segments of the market: providers, payers, pharmaceutical and device manufacturer businesses. Our service offerings include customer care, sales support, accounts receivable management, remote patient care and medical triage. Our healthcare professionals include licensed RN's who compliantly support patients and doctors with their healthcare service needs.

Up-sell and Cross-sell Programs. Whether providing direct response services for marketing campaigns or enabling companies to test new offerings with existing customers, STARTEK is an expert at converting opportunities to sales. Companies invest time and money to develop up-sell and cross-sell opportunities with their customers and we consistently outsell other internal and external providers.

Our goal is to provide higher conversion rates and improve the average revenue per sale. We select managers and representatives who not only have a sales mentality, but are dedicated to helping customers. We utilize a proven sales training methodology that all sales and service representatives employ and they are supported by dedicated management teams. By working with our clients and providing a true sales team culture, we are able to achieve superior results.

Additional Services. We provide other industry-specific processes, including training curriculum development, workforce management, customer analytics, quality monitoring services, CCaaS (call center in a box technology platform) and dispositions.   These services include technology enabled and human interactions.

Our Solutions Team engages with clients to understand their specific goals and anticipate the needs of their customers.  By leveraging the STARTEK Advantage System, the Team customizes solutions to meet clients' goals.

CUSTOMER TRENDS

Our clients are increasingly focused on improving customer engagement and reducing total overall cost of ownership.  We deliver a high level of customer satisfaction, as evidenced by our clients’ customer service awards and ranking of STARTEK relative to other outsourced partners.  Our clients value a combination of on-shore, near-shore, offshore and home agent delivery platforms to optimize customer support costs.  In response to the demand for offshore solutions we now operate in four facilities in The Philippines. In recognition of market demand for near shore solutions we now operate in two facilities in Honduras.

Clients are also trying to decrease the number of contacts it takes for their customers to enjoy their products or services.  Process improvement has driven further efficiencies for resolution of those contact issues. We are committed to delivering solutions through which we partner with our clients to achieve and deliver these efficiency gains.  We believe we are positioned to benefit from this trend as we have developed a comprehensive suite of services that drive continuous improvement on front and back-office transactions.

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

STARTEK Operating Platform provides the core processes which allow us to be consistent in our service offering across sites and geographies.  It includes execution and innovation in every area of the operation including on-boarding and enabling employees, executing against goals, evaluating and improving performance, and enhancing our clients' businesses.

STARTEK deploys solutions that leverage what we have now, what we have learned from experience across a breadth of clients and industries and what we hear and understand from our clients' goals.  We will deliver the right people with the right leadership enabled by the right technology and empowered by the right tools to make a meaningful impact on our clients’ businesses. The acquisition of Ideal Dialogue gives us the ability to offer a solution for improving customer interactions and, subsequently, customer satisfaction. Ideal Dialogue has developed a unique methodology for training and measuring how we can better engage with customers to improve the customer experience.

We offer a variety of customer management solutions that provide front to back-office capabilities utilizing the right delivery platform including onshore, near shore, offshore and STARTEK@Home sourcing alternatives. We also offer multi-channel customer interactions, including voice, chat, email and social media.  We believe that we are differentiated by our client centric culture, quality of execution and results, flexibility and competitive pricing.

Customization

Our solution configuration is aligned with our clients’ unique requirements.  We are flexible in designing solutions around clients’ strategic goals, and we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology.

Consistent Performance

Performance is core to the STARTEK Operating Platform.  Our clients expect consistent performance against the fundamentals of the business no matter the location or method of the service delivery.  The operating platform sets the stage for us to drive continuous improvement and focus on the value-add aspects of our clients’ businesses.

Cost Competitive

We are confident in our ability to be cost competitive with solutions that meet our clients’ needs. Through clearly understanding their needs and striving to reach goal congruency, we can assure that our collective financial goals are aligned in the most efficient way.

STRATEGY

Successful outsourcing partnerships strike a balance by delivering a better customer experience to clients through an efficient support model while generating a fair return for our stakeholders.  We have a Brand Warrior behind everything we do. Our employees and customer service agents are called Brand Warriors because they are on the front lines for our clients’ brands, which creates loyalty for our clients’ products and services. Our mission is to return value to our stakeholders by promoting and protecting our clients' brands by enabling and empowering us, as Brand Warriors, through servant leadership. Our clients’ business objectives become our business objectives, as we seek to become their trusted partner.  Every day, we strive to better understand our clients’ markets and competitive challenges so that we can play a more effective role as a trusted partner in their businesses.  We seek to build customer loyalty and reduce clients' costs through specific actionable continuous improvement efforts.  Management believes that empowering and enabling Brand Warriors is the most important way we can deliver the best possible consistent customer experience.  STARTEK’s leadership team is committed to driving year-over-year continuous improvement for our clients’ businesses, not only in customer experience, but in total cost of ownership.

We seek to become a trusted partner to our clients and provide meaningful impact business process outsourcing ("BPO") services. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs.  In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs.  The end result is the delivery of a quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

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

During 2014, STARTEK acquired Collection Center, Inc. ("CCI"), a receivables management company located in Bismarck, North Dakota focused on third party collection services for healthcare providers. This complements our first party receivables management capabilities and enhances our portfolio of service offerings to healthcare providers as well as our other verticals.

During 2013, STARTEK acquired two companies that expand our reach with new and existing customers. Ideal Dialogue, Inc. is a company dedicated to improving client engagement through over 50 years of academic study in the science of human communication. STARTEK also acquired RN's On Call, which operates a nurse telephone triage and patient support service company. Registered nurses, specialized professionals, para-medical resources, call center specialists, quality/compliance officers and work flow analysts provide patient support. The phones are answered by certified medical professionals who can provide patients with immediate assistance by utilizing a combination of medical protocols, on call physicians and standing orders. The acquisition launched STARTEK Health, a division of STARTEK, dedicated to providing service to payers, providers, pharmaceutical companies and medical device producers. STARTEK Health has a website dedicated to showcasing capabilities for the healthcare industry at www.startekhealth.com.

The STARTEK Health division is focused on understanding the business aims of the industry including a focus on increasing service levels while faced with the expected increase in cost of delivering care. Industry reforms are further escalating administrative and compliance costs, shifting the focus on trimming operational expenses. At STARTEK Health, we understand these pressures, along with the need to remain flexible given the new healthcare reform mandates, growth in the aging population, varying communication needs of the multiple demographics requiring support, and the desire to achieve improved member satisfaction in a more competitive environment.

HISTORY OF THE BUSINESS

STARTEK was founded in 1987.  At that time, our business was centered on supply chain management services, which included packaging, fulfillment, marketing support and logistics services.  After our initial public offering on June 19, 1997, we continued to focus on operating customer care contact centers and grew to include our current suite of offerings as described in the “Business Overview” section of this Form 10-K.

SEASONALITY

Our business can be seasonal, dependent on our clients' marketing programs and product launches, which are often geared toward the end of summer and the winter holiday buying season. Our cable and satellite providers also bring a seasonal element towards special sports programming.  We also have some seasonality with our healthcare clients.

INDUSTRY

The $64 billion BPO industry is growing approximately 6% a year. Over the past several years, companies handling their own customer care requirements has decreased from 80% to 75%. Clients are recognizing the value and expertise that can be found by outsourcing activities, such as those we provide. Outsourcing allows them to focus on core competencies, leverage economies of scale and control variable costs of the business while accessing new technology and trained expert personnel.  We believe that outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends. This industry continues to be very fragmented. The top 10 providers control roughly 30% of the market share. There has been some consolidation over the years with the largest providers currently at over $3 billion in revenue.

COMPETITION

We compete with a number of companies that provide similar services on an outsourced basis, including business process outsourcing companies such as Teleperformance; Convergys Corporation; Transcom; NCO Group; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc. and Alorica.  We compete with the aforementioned companies for new business and for the expansion of existing business within the clients we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as our ability to add value to our clients' business.  We believe our success is contingent more on our targeted service offering and performance delivery to our clients than our overall size.  Several of our competitors merged during the last three years, which increased the size and reach of those competitors, which may affect our competitive position.  There are also many companies actively pursuing sale so further consolidation in the industry is expected.  There are integration challenges involved in consolidations, which may provide us with an opportunity to deliver superior customer service to existing and new clients. We have maintained an opportunistic view of acquisitions, primarily focused on diversification and strategic value in line with our strategic plan.

Some competitors offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services.  We primarily compete with the aforementioned companies on the basis of price and quality.  As such, our strategy is to execute the STARTEK Advantage System on our clients’ metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost-effective solution and driving year over year improvement.  We view our competitive advantage as being a large enough company to offer the breadth of service offerings that are often requested by clients while being agile enough to quickly respond to their needs. In other words, engaging with our clients in a more meaningful way and focusing on their customer engagement in a more meaningful way.

CLIENTS

We provide service to clients from locations in North America, Latin America and Asia Pacific. Approximately 62% of our revenue is derived from clients within the telecommunications industry and 28% from clients within the cable and media industry.

Our three largest customers, T-Mobile USA, Inc. (“T-Mobile”), AT&T Inc. (“AT&T”) and Comcast Cable Communications Management, LLC ("Comcast"), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of a large program from one of these clients, a significant reduction in the amount of business we receive from a principal client, renegotiation of pricing on several programs simultaneously for one of these clients, the delay or termination of a principal clients’ product launch or service offering, or the complete loss of one or more of these principal clients would adversely affect our business and our results of operations. Also, our clients may unilaterally reduce their use of our services under our contracts without penalty.

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

On January 25, 2013, we entered into a new master services agreement with AT&T Services, Inc., which expires December 31, 2015 and may be extended upon mutual agreement, but may be terminated by AT&T with written notice. Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire between 2015 and 2017.  Our initial master services agreement covering all AT&T work had been extended through January 31, 2013.

On January 4, 2014, we signed a new master services agreement with Comcast, effective June 22, 2013. The new master services agreement covers all services provided to Comcast, has an initial term of one year, and will automatically renew for additional one-year periods unless either party gives notice of cancellation. This new agreement provides for the same services as the original master services agreement that was signed in 2011 and would have expired in 2014. Neither party gave notice of termination; therefore, the contract has renewed for the year ending June 22, 2015, but Comcast may terminate the agreement upon 90 days written notice.

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

EMPLOYEES AND TRAINING

As of December 31, 2014, we employed approximately 11,800 employees. Approximately 3,300 were employed in the United States and approximately 8,500 were employees in foreign countries. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2014. We believe the overall relations with our workforce are good.

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

Revenue from our three largest clients, T-Mobile, AT&T and Comcast, accounted for 30.7%, 22.1% and 16.3%, respectively, of our revenues for the year ended December 31, 2014.

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

We depend on several large clients in the telecommunications industry and our strategy partially depends on a trend of telecommunications companies continuing to outsource services. If the telecommunications industry suffers a downturn or the trend toward outsourcing reverses, our business will suffer.

Our key clients in the telecommunications industry include companies in the wire-line, wireless, cable and broadband lines of business.  Currently, our business is largely dependent on continued demand for our services from clients in this industry and on trends in this industry to purchase outsourced services. A significant change in this trend could have a materially adverse effect on our financial condition and results of operations.

Client consolidation could result in a loss of business that would adversely affect our operating results

The telecommunications industry has had a significant level of consolidation discussion. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired themselves. Such consolidations may decrease our business volume and revenue, which could have an adverse effect on our business, results of operations and financial condition.

Our lack of a wide geographic diversity outside of North America may adversely affect our ability to serve existing customers or limit our ability to obtain new customers.

Although we currently conduct operations in Canada, the Philippines and Honduras, we do not have a wide geographic diversity. Our lack of such diversity could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. It may also limit our ability to gain new clients that may require business process service providers to have this greater flexibility across differing geographies.

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

In 2012, the decision was made to consolidate the business performed in Enid, Oklahoma into another U.S. facility. Enid reopened in the third quarter of 2013. In February 2012, we received a customer notification of its intent to reduce its business in our Decatur, Illinois and Jonesboro, Arkansas facilities. The Decatur facility closed in January 2013. We secured new business for the Jonesboro facility and continued to sell to this capacity until February 2014, when we announced the closure of this site. Operations ceased in the second quarter of 2014 when the business transitioned to another facility. In February 2013, we announced the closure of our Cornwall, Ontario facility due to an end-of-life client program. In the fourth quarter of 2013, we recognized impairment losses in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values. We subsequently announced the closure of our Costa Rica facility in June 2014 and ceased operations in Costa Rica in August 2014. We did not incur any impairment losses in 2014. During 2014, we recognized $2.1 million in restructuring charges related to facility closures.

We may incur further impairment losses and restructuring charges in future years related to any additional closures. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

If client demand declines due to economic conditions or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Our operations in Canada, the Philippines and Honduras subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business outside the United States, in Canada, the Philippines and Honduras, we are exposed to market risk from changes in the value of the Canadian dollar, Philippine peso and the Honduran lempira. Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations and, therefore, may negatively impact our results of operations and financial condition. We have contracts wherein the revenue we earn is denominated in U.S. dollars, but the costs we incur to fulfill our obligations under those contracts are denominated in Canadian dollars, Philippine pesos and, to a lesser extent, the Honduran lempira. Therefore, the fluctuations in the U.S. dollar to the Canadian dollar, Philippine peso, or Honduran lempira exchange rates can cause significant fluctuations in our results of operations. We engage in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar and the Philippine peso. During 2014, we did not enter into hedging agreements for the Honduran lempira. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from further strengthening of these currencies against the U.S. dollar.
As a global company, we are subject to social, political and economic risks of doing business in many countries.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2014, we generated approximately 57.2% or $143.0 million of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

During the past economic downturns, we, like a number of companies in our industry, sought to limit our labor costs by limiting salary increases and payment of cash bonuses to our employees. From time to time, the local economies in some of the locations in which we operate experience growth, which causes pressure on labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive. Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease. In the past, some of our employees have attempted to organize a labor union, and economic and legislative changes may encourage organizing efforts in the future, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

We have experienced significant management turnover and need to retain key management personnel.

In June 2011, Chad A. Carlson was named as our President and Chief Executive Officer. Lisa Weaver became the Chief Financial Officer in October of 2011. Joe Duryea was hired to lead Sales & Marketing in April 2012 and departed the company in May 2014. Rod Leach became the Senior Vice President of Global Operations in August 2012 and is currently General Manager of our STARTEK Health and Emerging Services division. Jay Kirksey became the Senior Vice President, Global Human Resources in February 2013, Emily Millar was promoted to Senior Vice President, Client Solutions and Strategy in July 2013 and Pat Hain was promoted to Senior Vice President, Information Services in July 2013. Pete Martino was hired to lead Global Operations in January 2014 and is currently General Manager of Customer Support Services and Kamalesh Dwivedi was hired as our Chief Information Officer in October 2014. We must successfully integrate any new management personnel whom we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

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
We have invested significantly in sophisticated and specialized telecommunications and computer technology and have focused on the application of this technology to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

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

As of December 31, 2014, we had a $15.0 million secured revolving credit facility with Wells Fargo Bank, which has a term of four years, maturing February 28, 2016. As of December 31, 2014, we had $4.6 million outstanding borrowings on our credit facility. In February 2015, we increased our borrowing capacity to $18.5 million. If we do not meet the debt covenant requirements under the credit facility with Wells Fargo Bank, we may lose an important source of liquidity and be unable to meet short-term cash needs required for growth opportunities and we could face adverse effects on our financial statements, including payments for waivers or higher interest rate obligations.

Our largest stockholder has the ability to significantly influence corporate actions.

A. Emmet Stephenson, Jr., one of our co-founders, owned approximately 19.0% of our outstanding common stock as of March 3, 2015. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson beneficially owns 10% or more (but less than 30%) of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board, although he has not currently exercised this right. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson's hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

Our stock price has been volatile and may decline significantly and unexpectedly.

The market price of our common stock has been volatile, and could be subject to wide fluctuations, in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares, or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof. The trading price of our stock varied from a low of $6.01 to a high of $9.85 during 2014.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item; however, there were none.

ITEM 2.  PROPERTIES

As of December 31, 2014, we owned or leased the following facilities, containing in the aggregate approximately 853,000 square feet:

Properties	Year Opened	Approximate Square Feet	Leased or Owned
Domestic:
U.S. Facilities
Greeley, Colorado	1998	35,000	Leased
Enid, Oklahoma	2000	47,500	Company Owned
Grand Junction, Colorado	2000	54,500	Leased
Lynchburg, Virginia	2004	41,300	Leased
Mansfield, Ohio	2008	50,000	Leased
Greenwood Village, Colorado	2012	14,100	Leased
Lutz, Florida	2013	3,600	Leased
Colorado Springs, Colorado	2013	41,000	Leased (a)
Myrtle Beach, South Carolina	2014	54,500	Leased
Bismarck, North Dakota	2014	3,200	Leased
Canadian Facilities
Kingston, Ontario	2001	49,000	Leased
Asia Pacific:
Philippine Facilities
Makati City, Philippines	2008	78,400	Leased
Ortigas, Philippines	2010	127,000	Leased
Angeles City, Philippines	2013	61,100	Leased
Iloilo, Philippines	2014	97,400	Leased
Latin America:
Honduras Facility
San Pedro Sula, Honduras	2011	65,200	Leased
Tegucigalpa, Honduras	2014	30,100	Leased

(a) Our Colorado Springs, Colorado lease agreement was amended in June 2014 to incorporate an additional 13,000 square feet.

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

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE for the periods shown:

	High	Low
2014
First Quarter	$7.15	$6.01
Second Quarter	$7.83	$6.65
Third Quarter	$7.85	$6.51
Fourth Quarter	$9.85	$7.18
2013
First Quarter	$5.99	$3.93
Second Quarter	$7.24	$4.14
Third Quarter	$6.51	$4.58
Fourth Quarter	$6.60	$5.84

HOLDERS OF COMMON STOCK

As of March 3, 2015, there were approximately 1,464 stockholders of record and 15,417,122 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes our consolidated financial condition as of December 31, 2014 and 2013, and our consolidated results of operations for the years then ended. We are considered a "smaller reporting company" under applicable regulations of the SEC and are therefore eligible for relief from certain disclosure requirements. In accordance with such provisions, we have elected to provide our audited consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' equity for two, rather than three, years.

OVERVIEW

STARTEK is a comprehensive contact center and business process outsourcing services company with employees we call Brand Warriors who, for over 25 years have been committed to making a positive impact on our clients’ business results. Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day and bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives.

STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interactions, including voice, chat, email, social media and back-office support.  STARTEK has delivery centers in the United States, Philippines, Canada and Honduras and through its STARTEK@Home workforce.

SIGNIFICANT DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2014

Collection Center, Inc. (CCI) Acquisition
On October 1, 2014, we acquired Collection Center, Inc., a healthcare receivables management company with a location in Bismarck, North Dakota.

Heredia, Costa Rica
We ceased operations in Costa Rica in August 2014. We recorded a restructuring reserve of $1.3 million for employee related costs and facility related costs. Our lease in Costa Rica terminated in December 2014 and we expect the restructuring plan to be complete in the second quarter of 2015.

Iloilo, Philippines
We started operations in Iloilo, Philippines in June 2014.

Laramie, Wyoming
We sold the previously vacated owned property in Laramie, Wyoming in June 2014 for $0.7 million, which resulted in a gain of $0.2 million.

IT Platform Initiative
During the second quarter of 2014, we began implementation of the last phase of our IT transformation project by outsourcing our data centers.  We recognized $1.7 million in restructuring charges during 2014 and will recognize additional restructuring charges of approximately $1.0 million through 2015.

Colorado Springs, Colorado
Our healthcare division expanded into a new larger facility in Colorado Springs in March 2014.

Jonesboro, Arkansas
In February 2014, we announced the closure of our Jonesboro, Arkansas site. Operations ceased in the second quarter of 2014 when the business transitioned to another facility.

Tegucigalpa, Honduras
In February 2014, we opened a new contact center in Tegucigalpa, Honduras. We are developing a permanent leased contact center, which is expected to be complete in the second quarter of 2015.

Myrtle Beach, South Carolina
We started operations in Myrtle Beach in February 2014.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Years Ended December 31,
	2014		2013
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$130,574	52.2%	$120,928	52.3%
Cost of services	117,634	53.6%	107,637	52.0%
Gross profit	$12,940	42.5%	$13,291	54.6%
Gross profit %	9.9%		11.0%
Asia Pacific:
Revenue	85,785	34.3%	$81,082	35.1%
Cost of services	70,593	32.1%	71,108	34.4%
Gross profit	15,192	49.9%	$9,974	41.0%
Gross profit %	17.7%		12.3%
Latin America:
Revenue	33,721	13.5%	$29,247	12.6%
Cost of services	31,381	14.3%	28,187	13.6%
Gross profit	2,340	7.7%	$1,060	4.4%
Gross profit %	6.9%		3.6%
Company Total:
Revenue	$250,080	100.0%	$231,257	100.0%
Cost of services	219,608	100.0%	206,932	100.0%
Gross profit	$30,472	100.0%	$24,325	100.0%
Gross profit %	12.2%		10.5%

Revenue

Revenue increased by $18.8 million, or 8.1%, to $250.1 million in 2014 from $231.3 million in 2013.  The Domestic segment increase of $9.6 million was due to $20.6 million of new business and growth from existing programs, partially offset by $7.3 million of volume reductions, $1.9 million of pricing reductions, and $1.8 million of site closures. Asia Pacific revenues grew $4.7 million due to $14.0 million of growth from existing and new clients, partially offset by $1.6 million of lost revenues and $7.7 million of volume reductions. The increase in the Latin America segment of $4.5 million was due to $10.5 million in growth from existing and new clients in our Honduras facilities, partially offset by Costa Rica reductions of $4.0 million of lost programs and $2.0 million reduction due to the closure.

Cost of Services and Gross Profit

Gross profit as a percentage of revenue increased by 1.7% due to operational efficiency gains and capacity utilization excluding the new capacity additions in 2014. These gains were partially offset by new facility ramp related costs and price reductions, primarily in the domestic segment. Cost of services in the Domestic segment increased by approximately $10.0 million due to a $21.4 million investment in growth, partially offset by $7.8 million of reductions related to volume declines and other reductions for closed locations. Domestic gross profit as a percentage of revenue decreased to 9.9% in 2014 from 11.0% in 2013 due to the dilutive effect of new business ramps and new facility openings. Cost of services in the Asia Pacific segment decreased by approximately $0.5 million and gross profit as a percentage of revenue increased by approximately 5.4%. Cost of services in Latin America increased by approximately $3.2 million and gross profit as a percentage of revenue increased by 3.3%. Both the Asia Pacific and Latin America margin improvements were due to higher capacity utilization in existing locations, and improved labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained comparable at 12.6% for 2014 and 12.5% for 2013. The increase from $28.8 million to $31.4 million in 2014 was primarily due to increased selling expenses associated with new revenue and investments in growth initiatives.

Impairment Losses and Restructuring Charges, Net

No impairment losses were incurred during 2014. During 2013, we recognized $0.5 million in impairment losses in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values. Operations at our facility in Costa Rica ceased in August 2014.

Restructuring charges totaled $4.0 million for the year ended December 31, 2014, which primarily consisted of the following:

•	$0.8 million for employee related and facility costs due to the closure of the Jonesboro, Arkansas facility, offset by a gain of $0.2 million for the early termination of our lease;

•	$1.3 million for employee related costs and facility related costs due to the closure of the Heredia, Costa Rica facility;

•	$0.3 million for corporate restructuring; and

•	$1.7 million for outsourcing our data centers. We will recognize additional charges through the first quarter of 2015 as we complete this transformation.

We reversed $0.4 million of restructuring charges during 2013 due to expenses reimbursable under the sublease at our Victoria, Texas facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for 2014 was six thousand dollars of expense, which includes a gain on disposal of assets related to the sale of our Laramie, Wyoming property of $0.2 million and a gain of $0.4 million related to the currency translation adjustment balance that was previously recorded within stockholders’ equity for a dormant subsidiary we dissolved. These gains of $0.6 million were partially offset by interest expense of $0.6 million, which includes $0.2 million related to a sale-leaseback transaction and $0.2 million related to interest on our credit facility and amortization of loan fees.

Interest and other income (expense), net for 2013 was $1.6 million of expense, which includes losses on disposal of assets related to our IT transformation project of $1.0 million, a loss on a sale leaseback transaction of $0.5 million and a loss on disposal of assets previously held for sale of $0.1 million.

Income Tax Expense

Income tax expense for 2014 was $0.5 million compared to $0.2 million in 2013.  The current period income tax expense is primarily the tax impact of the income tax provision for Canadian operations.  Our U.S. operations have a valuation allowance recorded on U.S. deferred tax assets and we have tax holidays in Costa Rica, Honduras and for certain facilities in the Philippines.

Net Loss

As a result of the factors described above, net loss was $5.5 million for the year ended December 31, 2014, compared to $6.4 million for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities and from available borrowings under our revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit periodically for ongoing working capital needs. Based on current expectations, we believe our cash from operations and capital resources will be sufficient to operate our business for at least the next 12 months.

As of December 31, 2014, working capital totaled $22.8 million and our current ratio was 1.72:1, compared to working capital of $31.6 million and a current ratio of 2.11:1 at December 31, 2013.

Net cash flows provided by operating activities in 2014 were $4.4 million compared to net cash provided by operating activities of $6.2 million for 2013. The $1.9 million decrease in net cash flows from operating activities was due to $0.9 million in higher earnings and a decrease of $1.2 million in cash used to fund working capital, which was more than offset by a $4.1 million decrease in non-cash reconciling items. The $1.2 million in cash used to fund working capital was primarily related to an increase of $3.2 million for prepaid maintenance contracts, offset by an increase in restructuring payments of $1.9 million. Cash flows from operating activities can vary significantly from year to year depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities in 2014 of $13.3 million primarily consisted of $11.7 million of capital expenditures related to new facility build-out and expansions and cash paid for acquisitions of $3.4 million, partially offset by the proceeds from the sale of assets of $1.1 million from the sale of our Laramie, Wyoming property and the sale of other miscellaneous assets at various facilities and full collection of a note receivable of $0.6 million. Of the $3.4 million paid for acquisitions, $2.6 million was paid to acquire Collection Center, Inc., which closed on October 1, 2014, with the remaining $0.8 million representing continuing payments for our acquisition of RNs On Call. This compares to 2013 net cash used in investing activities of $5.6 million, which primarily consisted of $8.8 million of capital expenditures and cash paid for acquisitions of $2.1 million, partially offset by the proceeds from the sale of assets of $3.4 million and proceeds from a sale leaseback transaction of $1.3 million.

Net cash provided by financing activities in 2014 of $3.4 million was primarily due to net advances on our line of credit of $3.6 million, partially offset by payments on long-term debt of $0.2 million and payments on capital lease obligations of $0.2 million. This compares to 2013 net cash provided by financing activities of $1.2 million primarily attributable to borrowings from our line of credit.

Cash and cash equivalents held by the Company's foreign subsidiaries was $1.3 million and $1.0 million at December 31, 2014 and 2013, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Secured Revolving Credit Facility. We have a secured revolving credit facility, with a borrowing capacity of $15.0 million at December 31, 2014, which can increase to $20.0 million at our option, to provide liquidity for working capital needs and a source of financing growth opportunities. After consideration of $4.6 million of borrowings outstanding under the credit facility and letters of credit outstanding thereunder of $0.06 million, our remaining borrowing capacity was $10.3 million at December 31, 2014. In February 2015, we increased our borrowing capacity to $18.5 million.

Debt Covenants. Our secured revolving credit facility contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at December 31, 2014.

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
Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  If our estimate of the probability of different scenarios changed by 10%, the impact to our financial statements would not be material.  No impairment losses were incurred during 2014. During the year ended December 31, 2013, we recognized impairment losses in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values. Given that the impairment losses were valued using internal estimates of future cash flows, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy.

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.

The quantitative goodwill impairment test is performed using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

For intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of our reporting units using a discounted cash flow analysis, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. A discounted cash flow analysis requires us to make various judgmental assumptions about revenue, gross profit, growth rates and discount rates. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step, which could result in material impairments of our goodwill.

During 2014 all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. Our 2014 intangible asset impairment analysis did not result in an impairment charge.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Severance payments that occur from reductions in workforce are in accordance with our postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable.  Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan.  A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.  During 2014, we established accruals of approximately $2.4 million related to site closures and corporate restructuring. We did not incur any restructuring charges during 2013.

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

Derivative Instruments and Hedging Activities

We record derivative instruments as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. As of December 31, 2014, we recorded a gross derivative liability related to our unrealized losses of approximately $1.3 million.  Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We are generally able to apply cash flow hedge accounting, which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2014 and 2013, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2014, we recorded a valuation allowance against our U.S. net deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $22.3 million and $20.0 million, respectively.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2014, we had gross federal net operating loss carry forwards of approximately $39.2 million expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $57.7 million expiring beginning in 2015.

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

We serve many of our U.S.-based clients in non-U.S. locations, such as Canada, the Philippines and Honduras. Our client contracts are primarily priced and invoiced in USDs, however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively. In Honduras, our functional currency is the USD and the majority of our costs are denominated in USDs.

In order to hedge our exposure to foreign currency transactions and short-term intercompany transactions denominated in the CAD and PHP we had outstanding foreign currency exchange contracts as of December 31, 2014 with notional amounts totaling $45.7 million. The average contractual exchange rate for the CAD contracts is 1.11 and for the PHP contracts is 44.0.
As of December 31, 2014, we had net total derivative liabilities associated with these contracts with a fair value of $1.2 million, which will settle within the next 12 months. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $4.9 million on the underlying exposures of the derivative instruments. As of December 31, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira relative to the USD.

Interest Rate Risk

We currently have an $18.5 million secured credit facility, which can increase to $20.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheet of StarTek, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StarTek, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, StarTek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

March 6, 2015
Denver, Colorado

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheet of StarTek, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTek, Inc. and subsidiaries at December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Denver, Colorado
March 7, 2014

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013
Revenue	$250,080	$231,257
Cost of services	219,608	206,932
Gross profit	30,472	24,325
Selling, general and administrative expenses	31,397	28,828
Impairment losses and restructuring charges, net	3,965	94
Operating loss	(4,890)	(4,597)
Interest and other income (expense), net	(6)	(1,579)
Loss before income taxes	(4,896)	(6,176)
Income tax expense	564	230
Net loss	$(5,460)	$(6,406)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(415)	(898)
Change in fair value of derivative instruments	599	(2,640)
Comprehensive loss	$(5,276)	$(9,944)

Net loss per common share - basic and diluted	$(0.35)	$(0.42)

Weighted average common shares outstanding - basic and diluted	15,394	15,339

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,306	$10,989
Trade accounts receivable, net	46,103	43,708
Deferred income tax assets	2	157
Derivative asset	48	—
Prepaid expenses	2,257	2,939
Other current assets	792	2,271
Total current assets	54,508	60,064
Property, plant and equipment, net	28,180	22,210
Long-term deferred income tax assets	1,429	2,151
Intangible assets, net	2,609	1,164
Goodwill	4,136	1,637
Other long-term assets	2,931	2,491
Total assets	$93,793	$89,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,434	$8,477
Accrued liabilities:
Accrued payroll	5,522	9,196
Accrued compensated absences	2,309	2,469
Other accrued liabilities	3,040	1,901
Line of credit	4,640	1,000
Derivative liability	1,250	2,160
Deferred income tax liabilities	965	766
Other current liabilities	3,512	2,529
Total current liabilities	31,672	28,498
Deferred rent	1,593	1,445
Other liabilities	5,847	1,600
Total liabilities	39,112	31,543
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,414,803 and 15,368,356 shares issued and outstanding at December 31, 2014 and 2013, respectively	154	154
Additional paid-in capital	76,056	74,273
Accumulated other comprehensive loss	(825)	(1,009)
Accumulated deficit	(20,704)	(15,244)
Total stockholders’ equity	54,681	58,174
Total liabilities and stockholders’ equity	$93,793	$89,717
 See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013
Operating Activities
Net loss	$(5,460)	$(6,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,379	12,527
Impairment losses	—	531
(Gains) losses on disposal of assets	(136)	1,074
(Gain) on dissolution of subsidiary	(413)	—
Loss on sale leaseback transaction	—	475
Share-based compensation expense	1,625	1,607
Amortization of deferred gain on sale leaseback transaction	(276)	(273)
Deferred income taxes	993	166
Income tax benefit related to other comprehensive income	(117)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,444)	(2,711)
Prepaid expenses and other assets	1,389	(1,958)
Accounts payable	948	435
Accrued and other liabilities	(2,108)	775
Net cash provided by operating activities	4,380	6,242
Investing Activities
Proceeds from note receivable	645	658
Proceeds from sale of assets	1,135	3,394
Proceeds from sale leaseback transaction	—	1,337
Purchases of property, plant and equipment	(11,661)	(8,843)
Cash paid for acquisitions of businesses	(3,419)	(2,097)
Net cash used in investing activities	(13,300)	(5,551)
Financing Activities
Proceeds from stock option exercises	41	141
Proceeds from line of credit	170,447	41,390
Principal payments on line of credit	(166,807)	(40,390)
Payment of payroll taxes relating to vesting of restricted stock	—	(6)
Net proceeds from the issuance of common stock	118	97
Principal payments on long-term debt	(183)	—
Principal payments on capital lease obligations	(200)	(19)
Net cash provided by financing activities	3,416	1,213
Effect of exchange rate changes on cash	(179)	(98)
Net (decrease) increase in cash and cash equivalents	(5,683)	1,806
Cash and cash equivalents at beginning of period	10,989	9,183
Cash and cash equivalents at end of period	$5,306	$10,989

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$548	$54
Cash paid for income taxes	$60	$533
Supplemental Disclosure of Noncash Investing Activities
Assets acquired through capital lease and direct financing	$4,879	$1,413
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2012	15,298,947	$153	$72,435	$2,529	$(8,838)	$66,279
Stock options exercised	38,577	1	140	—	—	141
Stock issued for services	8,318	—	45	—	—	45
Restricted shares forfeited	(1,067)	—	(3)	—	—	(3)
Shares withheld for taxes on restricted stock vested	(823)	—	(6)	—	—	(6)
Issuance of common stock pursuant to Employee Stock Purchase Plan	24,404	—	97	—	—	97
Share-based compensation expense	—	—	1,565	—	—	1,565
Net loss	—	—	—	—	(6,406)	(6,406)
Change in accumulated other comprehensive income (loss)	—	—	—	(3,538)	—	(3,538)
Balance, December 31, 2013	15,368,356	154	74,273	(1,009)	(15,244)	58,174
Stock options exercised	14,383	—	41	—	—	41
Stock issued for services	12,670	—	90	—	—	90
Issuance of common stock pursuant to Employee Stock Purchase Plan	19,394	—	117	—	—	117
Share-based compensation expense	—	—	1,535	—	—	1,535
Net loss	—	—	—	—	(5,460)	(5,460)
Change in accumulated other comprehensive income (loss)	—	—	—	184	—	184
Balance, December 31, 2014	15,414,803	$154	$76,056	$(825)	$(20,704)	$54,681

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. ("STARTEK") is a comprehensive contact center and business process outsourcing services company. For over 25 years, we have partnered with our clients to effectively handle their customers throughout the customer life cycle. We have provided customer experience management solutions that solve strategic business challenges so that businesses can effectively manage customer relationships across all contact points. Headquartered in Greenwood Village, Colorado, we operate facilities in the U.S., Canada, the Philippines and Honduras.  We operate within three business segments:  Domestic, Asia Pacific and Latin America.  Refer to Note 16, "Segment Information," for further information.

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

Foreign Currency

The assets and liabilities of our foreign operations that are recorded in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the weighted-average exchange rate during the reporting period. Resulting translation adjustments, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income.  Foreign currency transaction gains and losses are included in interest and other income (expense), net in our consolidated statements of operations and comprehensive loss. Such gains and losses were not material for any period presented.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  There was no allowance for doubtful accounts as of December 31, 2014 or 2013.

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

Restricted cash of $187 and $456 included in other current assets at December 31, 2014 and 2013 represents escrowed funds related to the sale-leaseback of our Greeley North property.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted expenses are incurred, typically within one year.  During 2014 and 2013, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

Property, Plant and Equipment

Property, plant, and equipment, are stated at depreciated cost. Additions and improvement activities are capitalized. Maintenance and repairs are expensed as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives, as follows:

Estimated Useful Life
Buildings and building improvements	10-30 years
Telephone and computer equipment	3-5 years
Software	3 years
Furniture, fixtures, and miscellaneous equipment	5-7 years

We depreciate leasehold improvements associated with operating leases over the shorter of the expected useful life or remaining life of the lease.  Amortization expense related to assets recorded under capital leases is included in depreciation and amortization expense.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant adverse changes in our future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.

The first step of the quantitative test compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, there is a potential impairment and the second step must be performed. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, the excess is required to be recorded as an impairment.

The implied fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. We define our reporting units to be the same as our operating segments and have elected to perform the annual impairment assessment for goodwill in the fourth quarter.

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization based using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful Life
Developed technology	8 years
Customer base and customer relationships	3-10 years
Trade name	6-7 years
Noncompete agreement	2 years

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

For further discussion of goodwill and identified intangible assets, refer to Note 3, "Goodwill and Intangible Assets."

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

Deferred Gains on Sale and Leaseback Transactions
We amortize deferred gains on the sale and leaseback of properties under operating leases over the life of the lease. The amortization of these gains is recorded as a reduction to rent expense. The deferred gain is recorded in our consolidated balance sheet in other current liabilities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our financial statements.

2.  ACQUISITIONS

Collection Center, Inc.

On October 1, 2014, we acquired Collection Center, Inc. ("CCI"), a receivables management company for approximately $4,105, net of interest incurred. CCI specializes in providing collection services primarily in the healthcare industry and also in the financial services, utility and commercial industries.

We paid $2,610 of the purchase price in cash on the acquisition date with the remaining balance to be paid quarterly by September 2016. The remaining payments may be adjusted if certain quarterly revenue targets are not met. Minimal acquisition-related expenses were paid, which are recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired as of the acquisition date. There were no other assets or liabilities acquired. The estimates of fair value of identifiable assets acquired are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustment to the values presented below:

Preliminary Estimate of Acquisition Date Fair Value
Customer relationships	$1,840
Trade name	130
Goodwill	2,135
Total purchase price	$4,105

The customer relationships and trade name have preliminary estimated useful lives of eight years and seven years, respectively. The goodwill recognized was attributable primarily to the acquired workforce and further expansion into the health care industry.

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

As of December 31, 2014, we paid $1,406 of the purchase price and the remaining balance was paid in January 2015. Minimal acquisition-related expenses were paid, which are recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill of $4,136 related to the acquisitions of IDC, RN's On Call and CCI was assigned to our Domestic segment.

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year), unless indicators of impairment exist in interim periods. We performed a quantitative assessment to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and overall economic conditions since the date of our acquisitions as well as expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital and overall global industry and market conditions.

We concluded that the fair value of each reporting unit was in excess of its carrying value and goodwill was not impaired as of December 31, 2014.

Intangible Assets

The following table presents our intangible assets as of December 31, 2014:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$85	$305	3.57
Customer base and customer relationships	2,310	182	2,128	4.36
Trade name	200	25	175	3.54
Noncompete agreement	10	9	1	0.50
	$2,910	$301	$2,609	4.21

Amortization expense of intangible assets was $115 and $186 for the years ended December 31, 2014 and 2013, respectively. We estimated future amortization expense for the succeeding years relating to the intangible assets resulting from acquisitions as follows:

Year Ending December 31,	Amount
2015	$387
2016	354
2017	343
2018	343
2019	334
Thereafter	848

We evaluated our intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2014.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

No impairment losses were incurred during 2014. We recognized impairment losses of $531 in the fourth quarter of 2013 in our Latin America segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values.  The site was closed during 2014.

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
During the fourth quarter of 2013, we sold our Greeley, Colorado facility, previously held for sale, and during 2014 we sold our Laramie, Wyoming facility. Refer to Note 9, "Property, Plant and Equipment," for additional information.
As a result of the above transactions, we had no assets held for sale at December 31, 2014 or 2013.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other current liabilities in our consolidated balance sheets, and the changes during the years ended December 31, 2014 and 2013:

	Facility-Related/Employee-Related Costs
	Victoria	Decatur	Regina	Jonesboro	Costa Rica	Corporate	Total
Balance as of January 1, 2013	$537	$86	$334	$—	$—	$—	$957
Expense (reversal)	(443)	(56)	—	—	—	—	(499)
Payments, net of receipts for sublease	(78)	(30)	(328)	—	—	—	(436)
Foreign currency translation adjustment	—	—	(6)	—	—	—	(6)
Balance as of December 31, 2013	$16	$—	$—	$—	$—	$—	$16
Expense (reversal)	(16)	—	—	801	1,342	279	2,406
Payments, net of receipts for sublease	—		—	(737)	(1,333)	(247)	(2,317)
Balance as of December 31, 2014	$—	$—	$—	$64	$9	$32	$105

We previously entered into a sublease agreement for our Victoria, Texas facility through December 31, 2014. The reserves listed above are net of expected sublease rental income. We had recorded an accrual for certain property taxes we still owed in Victoria, which were paid by the sublessee; therefore, we reversed the excess reserves of $16 no longer required as of December 31, 2014. Also, in connection with the sublease, the sublessee was making payments to us for certain furniture, fixtures, equipment and leasehold improvements in the facility.  The note receivable has been fully collected as of December 31, 2014.  During 2013, we reversed $443 of the restructuring reserve based on an updated analysis of pass-through expenses.

The Decatur, Illinois and Regina, Saskatchewan restructuring plans were completed in the first quarter of 2013 and we do not expect to incur any additional restructuring liabilities in future periods for either of these locations.

In February 2014, we announced the closure of our Jonesboro, Arkansas facility, which ceased operations in the second quarter of 2014 when the business transitioned to another facility. We established a restructuring reserve of $192 for employee related costs and recognized additional charges of $609 when the facility closed. The remaining costs are expected to be paid out through 2015. We also recognized a net gain of $256 related to the early termination of our lease.

In June 2014, we announced the closure of our Heredia, Costa Rica facility, included in our Latin America segment, which ceased operations in the third quarter of 2014. We established a restructuring reserve of $1,004 for employee related costs and recognized additional charges of $338 when the facility closed. The restructuring charges for those employees who continue to work after the notification date will be recognized over the service period. The remaining costs are expected to be paid out through the second quarter of 2015.

During 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred restructuring charges of $279. We expect to pay the remaining costs through 2015.

During the second quarter of 2014, we moved forward with our initiative to outsource our data centers and move to a hosted solutions model. We recognized $1,704 of restructuring charges as of December 31, 2014. Additional transition costs will be recognized through 2015 as restructuring charges as incurred in operating income and are expected to be approximately $1,000.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,412,337 and 2,302,417 for the years ended December 31, 2014 and 2013, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Years Ended December 31,
	2014		2013
	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$76,675	30.7%	$64,095	27.7%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$55,265	22.1%	$58,395	25.3%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$40,868	16.3%	$45,887	19.8%

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

On January 4, 2014, we entered into a new MSA with Comcast, effective June 22, 2013, which replaced the original MSA that was signed in 2011 and would have expired in 2014. The new MSA has an initial term of one year and will automatically renew for additional one-year periods unless either party gives notice of cancellation. Neither party gave notice of termination; therefore, the contract has renewed for the year ending June 22, 2015, but Comcast may terminate the agreement upon 90 days written notice.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies, including forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold).  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, the Philippines and Honduras.  The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues, which are paid in U.S. dollars.  In Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

During the years ended December 31, 2014 and 2013, we entered into Canadian dollar forward contracts for a notional amount of 14,630 and 10,860 Canadian dollars, respectively, and during the years ended December 31, 2014 and 2013, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 2,685,550 and 2,515,110 Philippine pesos, respectively. As of December 31, 2014, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira relative to the U.S. dollar.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	9,670	$8,736	10,860	$10,448
Philippine Peso	1,627,920	36,989	1,511,910	35,948
		$45,725		$46,396

The Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through December 2015 at a purchase price of approximately $8,736 and $36,989, respectively, and as such we expect unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified to operations as the forecasted expenses are incurred, typically within twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, “Fair Value Measurements,” and are reflected as separate line items in our consolidated balance sheets.

The following table shows the effect of our derivative instruments designated as cash flow hedges for the years ended December 31, 2014 and 2013:

	Gain (Loss) Recognized in AOCI, net of tax Years Ended December 31,		Gain (Loss) Reclassified from AOCI into Income Years Ended December 31,
	2014	2013	2014	2013
Cash flow hedges:
Foreign exchange contracts	$(2,232)	$(4,590)	$(3,186)	$(1,950)

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

Long-Lived Assets

There were no long-lived assets impaired during 2014. As described in Note 4, "Impairment Losses and Restructuring Charges", during the year ended December 31, 2013, we recorded an impairment loss in our Latin America segment. We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable, based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Where appropriate, we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections and external communications and public disclosures.

During 2013, we reclassified our Laramie, Wyoming facility from held for sale to held and used and sold the facility during 2014. Also during 2013, we sold our Greeley, Colorado facility (refer to Note 9, "Property, Plant and Equipment," for additional information) and reopened our Enid, Oklahoma facility; therefore, we had no assets held for sale at December 31, 2014 or 2013.

Fair Value Hierarchy

The following tables set forth our assets and liabilities measured at fair value on a recurring basis and a non-recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$48	$—	$48
Total fair value of assets measured on a recurring basis	$—	$48	$—	$48

Liabilities:
Foreign exchange contracts	$—	$1,250	$—	$1,250
Total fair value of liabilities measured on a recurring basis	$—	$1,250	$—	$1,250

	Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$2,160	$—	$2,160
Total fair value of liabilities measured on a recurring basis	$—	$2,160	$—	$2,160

	Liabilities Measured at Fair Value on a Non-Recurring Basis During the Year ended December 31, 2014
Liabilities:
Accrued restructuring costs	$—	$—	$105	$105
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$105	$105

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis During the Year ended December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Property, plant and equipment, net	$—	$—	$531	$531
Total fair value of assets measured on a non-recurring basis	$—	$—	$531	$531

Liabilities:
Accrued restructuring costs	$—	$—	$16	$16
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$16	$16

9. PROPERTY, PLANT AND EQUIPMENT

 Our property, plant and equipment as of December 31, 2014 and 2013, consisted of the following, by asset class:

	2014	2013
Land	$30	$70
Buildings and improvements	24,106	24,851
Telephone and computer equipment	37,677	40,414
Software	34,246	37,192
Furniture, fixtures, and miscellaneous equipment	16,446	16,909
Construction in progress	2,412	1,222
Assets acquired under capital leases	6,142	1,456
	121,059	122,114
Less accumulated depreciation	(92,429)	(99,870)
Less accumulated amortization on leased assets	(450)	(34)
Total property, plant and equipment, net	$28,180	$22,210

In June 2014, we sold the previously vacated owned property in Laramie, Wyoming for $689, which resulted in a gain of $195. The gain is recorded in our consolidated statements of operations and comprehensive loss in interest and other income (expense), net.

In December 2013, we completed a sale and sale-leaseback transaction involving land, building and related building improvements at our Greeley, Colorado properties. Sales proceeds, net of direct costs of the transaction, totaled approximately $4,731. Our Greeley North property was sold in a sale-leaseback transaction and is currently used for operating a call center and our Greeley West property was sold, which had been held for sale since 2011.

The Greeley North property transaction qualified for sale-leaseback accounting treatment under the provisions of ASC Topic 840-40, Sale-Leaseback Transactions. We evaluated the lease at inception and accounted for it as a capital lease by recording the revalued assets to building and capital lease obligation equal to its fair value of approximately $1,413. We also recognized a loss of approximately $475 on the sold property, which was measured as the difference between the net sales proceeds, as allocated based on the relative fair values, and the net book value of the sold assets. The loss was recorded in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2013 in interest and other income (expense), net. The lease term is seven years with an option to extend.

The sale of the Greeley West property resulted in a loss of approximately $106, which is recorded in our consolidated statements of operations and comprehensive loss in interest and other income (expense), net.

10. DEBT

Line of Credit

Effective February 28, 2012, we entered into a secured revolving credit facility ("Credit Agreement") with Wells Fargo Bank, which has a maturity date of February 28, 2016.  The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $15,000, and, so long as no default has occurred, we may increase the maximum availability to $20,000 in $2,500 increments.  We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less reserves for foreign exchange forward contracts and other reserves as defined in the Credit Agreement. As of December 31, 2014, we had $4,640 outstanding borrowings on our credit facility and available capacity was $10,300, net of $60 of letters of credit backed by the facility.

Borrowings under the Credit Agreement bear interest at the daily three-month LIBOR index plus 2.50% to 3.00% depending on the calculation of the fixed charge coverage ratio, as defined in the Credit Agreement (3.38% at December 31, 2014).  We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding monthly at a rate per annum of 3.00% and a monthly unused fee at a rate per annum of 0.30% on the aggregate unused commitment under the Credit Agreement. Indebtedness under the Credit Agreement is guaranteed by certain of our present and future domestic subsidiaries. We granted Wells Fargo a security interest in all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, equipment and fixtures.  Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum adjusted EBITDA, as defined in the Credit Agreement, of no less than the cumulative month-end minimum amounts set forth in an amendment to the Credit Agreement and 2) limiting non-financed capital expenditures to no more than the cumulative month-end maximum amounts set forth in an amendment to the Credit Agreement. We were in compliance with all such covenants as of December 31, 2014.

In February 2015, the borrowing base was increased to $18,500. In September 2014, we entered into an Eighth Amendment to the Credit Agreement to include CCI as a subsidiary and guarantor. In June 2014, we entered into a Seventh Amendment to the Credit Agreement adjusting the financial covenants through the first quarter of 2015, which were previously agreed to in March 2014, constituting the Sixth Amendment to the Credit Agreement. The Sixth Amendment also amended certain definitions and fees. On February 25, 2013, the Company and Wells Fargo agreed on the financial covenants for 2013 and the first quarter of 2014, constituting the Third Amendment to the Credit Agreement. This amendment also clarified certain definitions and extended the term of the Credit Agreement one year to February 28, 2016. Other amendments to the Credit Agreement not specified further revised certain definitions.

The Company and Wells Fargo are required to agree on financial covenants for the remaining term of the Credit Agreement beyond March 2015, and failure to do so would constitute an event of default.

Financing Agreement

We entered into a financing agreement for the purchase of certain software licenses and related hardware for approximately $1,000, which were delivered and placed into service in April 2014. Monthly payments commenced July 2014. The current portion of $373 and the long term portion of $506 are included in other current liabilities and other liabilities, respectively, on the consolidated balance sheet.

11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have a 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. As of December 31, 2014, there were 489,654 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock Options

A summary of stock option activity under the Plan as of December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2014	2,316,724	$4.15
Granted	441,556	7.24
Exercised	(14,383)	2.84
Forfeited	(322,560)	3.86
Expired	(9,000)	32.18
Outstanding as of December 31, 2014	2,412,337	$4.66	7.45
Vested and exercisable as of December 31, 2014	1,306,290	$4.27	6.63
Vested and expected to vest as of December 31, 2014	2,342,657	$4.60	7.40

The weighted-average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $4.79 and $3.44, respectively.  The total fair value of shares vested during the years ended December 31, 2014 and 2013 was $752 and $965, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2014	2013
Risk-free interest rate	1.90% - 3.0%	0.36% - 2.7%
Dividend yield	—%	—%
Expected volatility	60.6% - 67.1%	56.5% - 67.6%
Average expected life in years	7.0	7.0

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Restricted Stock Awards and Deferred Stock Units

There were no deferred stock units outstanding as of December 31, 2013 and none were granted during 2014. A summary of restricted stock awards activity under the Plan as of December 31, 2014 is as follows:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested balance as of January 1, 2014	3,334	$2.35
Vested	(3,334)	2.35
Nonvested balance as of December 31, 2014	—	$—

The total fair value of restricted stock awards vested during the years ended December 31, 2014 and 2013 was $8 and $41, respectively.

Share-based Compensation Expense

The compensation expense that has been charged against income for December 31, 2014 and 2013 was $1,625, and $1,607, respectively, and is included in selling, general and administrative expense.  As of December 31, 2014, there was $1,900 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  A total of 400,000 shares were authorized under the ESPP and 88,081 shares were available for issuance as of December 31, 2014.

During 2014 and 2013, 19,394 and 24,404 shares were purchased under this plan at an average price of $6.07 and $3.97, respectively.  Total expense recognized related to the ESPP during the years ended December 31, 2014 and 2013 was $27 and $26, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2014	2013
Risk-free interest rate	0.02% - 0.05%	0.02% - 0.07%
Dividend yield	—%	—%
Expected volatility	20.7% - 23.5%	24.2% - 64.7%
Expected life	3 months	3 months

The weighted average grant date fair value of these shares was $1.38, and $1.07 per share during the years ended December 31, 2014 and 2013, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date.  Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $316 and $288 for the years ended December 31, 2014 and 2013, respectively.

12. INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2014 and 2013 were composed of the following:

	Years Ended December 31,
	2014	2013
Interest income	$15	$88
Interest (expense)	(621)	(114)
Gain (loss) on disposal of assets	136	(1,549)
Other income (expense)	464	(4)
Interest and other income (expense), net	$(6)	$(1,579)

13. INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Years Ended December 31,
	2014	2013
U.S.	$(10,677)	$(15,452)
Foreign	5,781	9,276
Total	$(4,896)	$(6,176)

Significant components of the provision for income taxes from continuing operations were:

	Years Ended December 31,
	2014	2013
Current:
Federal	$(110)	$—
State	53	—
Foreign	(360)	(29)
Total current (benefit)	$(417)	$(29)

Deferred:
Federal	$65	$25
State	4	2
Foreign	912	232
Total deferred expense	$981	$259

Income tax expense	$564	$230

GAAP requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 were:

	Years Ended December 31,
	2014	2013
Current deferred tax assets (liabilities):
Accrued restructuring costs	$36	$(41)
Other accrued liabilities	63	15
Derivative instruments	456	816
Prepaid expenses	(343)	(209)
Cumulative translation adjustment	(1,150)	(1,397)
Other	356	373
Total current net deferred tax liabilities	$(582)	$(443)

Long-term deferred tax assets (liabilities):
Fixed assets	$704	$2,969
Accrued stock compensation	3,656	3,085
Accrued restructuring costs	29	47
Work opportunity credit carryforward	5,121	4,988
Operating loss carryforward	13,717	10,653
Intangibles and goodwill	(35)	22
Other	170	221
Total long-term net deferred tax assets	$23,362	$21,985

Subtotal	$22,780	$21,542
Valuation allowance	(22,314)	(20,000)

Total net deferred tax asset	$466	$1,542

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
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2014, we have not provided for U.S. income taxes on undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested.
At December 31, 2014 and 2013, U.S. income and foreign withholding taxes have not been provided for on approximately $1,872 and $1,300, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries and would become subject to U.S. income tax if they were remitted to the U.S. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of December 31, 2014 would have been approximately $655.
Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2014 and 2013 for continuing operations were:

	Years Ended December 31,
	2014	2013
U.S. statutory tax rate	35.0%	35.0%
Effect of state taxes (net of federal benefit)	0.6%	-1.0%
Effect of change in Canadian tax rate	—%	1.5%
Rate differential on foreign earnings	31.9%	48.5%
Foreign income taxed in the U.S.	-55.2%	-95.0%
Uncertain tax positions	25.1%	19.5%
Unremitted foreign earnings of subsidiary	-1.1%	27.7%
Valuation allowance	-49.5%	-33.5%
Expiration of foreign tax credit carryforward	—%	-8.5%
Other, net	1.7%	2.0%
Total	-11.5%	-3.8%

As of December 31, 2014, we had gross federal net operating loss carry forwards of approximately $39,242 expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $57,714 expiring beginning in 2015.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines, Costa Rica and Honduras. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, we have been granted approval for Tax Holidays for multiple facilities. We had an exemption from income tax until late 2012 for one of our Philippines facilities; however we applied for and received an extension. The extension expired on September 30, 2014; therefore we recorded income tax expense on our fourth quarter earnings at that facility at the statutory rate of 5%. The remaining tax holidays for our Philippines facilities expire at staggered dates through 2018. In Costa Rica, we have been granted approval for an exemption equal to 100% of income tax through 2018, and for 50% of income tax for the four years thereafter.  We no longer have operations in Costa Rica since closing the site during 2014. In Honduras, we have been granted approval for an indefinite exemption from income taxes.  The exemption could be lifted at any time if the Honduran government approves legislation to appeal the exemption.  The aggregate reduction in income tax expense for the years ended December 31, 2014 and 2013 was $1,370 and $2,620, respectively, which had a favorable impact on net loss of $0.09 per share and $0.16 per share, respectively.
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
The following table indicates the changes to our unrecognized tax benefits for the years ended December 31, 2014 and 2013. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Years Ended December 31,
	2014	2013
Unrecognized, January 1,	$3,502	$4,705
Additions based on tax positions taken in current year	561	1,090
Reductions based on tax positions taken in prior year	(1,848)	$(2,293)
Unrecognized, December 31,	$2,215	$3,502

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines, Costa Rica and Honduras.  Our U.S. federal returns and most state returns for tax years 2010 and forward are subject to examination.  Canadian returns for tax years 2010 and forward are subject to examination.  Our returns since our commencement of operations in the Philippines in 2008, Costa Rica in 2010 and Honduras in 2011 are subject to examination.  In December 2014, our Canadian subsidiary was notified that its income tax returns for the years ended December 31, 2013 and 2012 had been selected for audit. We are in the process of collecting the information required by the Canadian Revenue Agency.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at January 1, 2013	$2,798	$(269)	$2,529
Foreign currency translation	(898)	—	(898)
Reclassification to operations	—	1,950	1,950
Unrealized gains (losses)	—	(4,590)	(4,590)
Balance at December 31, 2013	$1,900	$(2,909)	$(1,009)
Foreign currency translation	(653)	—	(653)
Reclassification to operations	—	3,186	3,186
Unrealized gains (losses)	—	(2,232)	(2,232)
Tax (provision) benefit	239	(356)	(117)
Balance at December 31, 2014	$1,486	$(2,311)	$(825)

Reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	Years Ended December 31,
	2014	2013
Losses on cash flow hedges
Foreign exchange contracts	$2,991	$1,828	Cost of services
Foreign exchange contracts	195	122	Selling, general and administrative expenses
Total reclassifications for the period	$3,186	$1,950

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rent expense, including equipment rentals, for 2014 and 2013 was $10,915, and $9,691, respectively.  As of December 31, 2014, approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual non-cancelable subleases and leases were as follows.

Minimum Lease Payments
2015	$10,283
2016	8,817
2017	8,749
2018	7,120
2019	3,518
Thereafter	307
Total minimum lease payments	$38,794

Capital Leases

We lease equipment and a facility under various non-cancelable capital leases.  As of December 31, 2014, approximate minimum annual rentals under capital leases were as follows.

Minimum Lease Payments
2015	$1,252
2016	1,259
2017	1,267
2018	1,275
2019	1,253
Thereafter	408
Total minimum lease payments	$6,714
Less amount representing interest	(1,583)
Present value of obligations under capital leases	5,131
Less current portion of obligations under capital leases	(794)
Obligations under capital leases, excluding current portion	$4,337

The current and long term capital lease obligations above are included in other current liabilities and other liabilities, respectively, on the consolidated balance sheet.

Legal Proceedings

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

16.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America. As of December 31, 2014, our Domestic segment included the operations of nine facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of four facilities in the Philippines and our Latin America segment included two facilities in Honduras. Operations at our facility in Costa Rica, which were included in our Latin America segment, ceased in August 2014.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
	2014	2013
Revenue:
Domestic	$130,574	$120,928
Asia Pacific	85,785	81,082
Latin America	33,721	29,247
Total	$250,080	$231,257

Gross profit:
Domestic	$12,940	$13,291
Asia Pacific	15,192	9,974
Latin America	2,340	1,060
Total	$30,472	$24,325

Depreciation and amortization:
Domestic	$5,929	$7,340
Asia Pacific	3,414	4,193
Latin America	1,036	994
Total	$10,379	$12,527

Capital expenditures:
Domestic	$7,825	$5,555
Asia Pacific	2,718	1,254
Latin America	1,118	2,034
Total	$11,661	$8,843

	As of December 31,
	2014	2013
Total assets:
Domestic	$53,635	$76,224
Asia Pacific	34,953	10,520
Latin America	5,205	2,973
Total	$93,793	$89,717

The following tables present certain financial data based upon the geographic location where the services are provided:

	As of December 31,
	2014	2013
Revenue:
United States	$107,110	$95,333
Canada	23,464	25,595
Philippines	85,785	81,082
Latin America	33,721	29,247
Total	$250,080	$231,257

	As of December 31,
	2014	2013
Total property, plant and equipment, net:
United States	$15,755	$12,875
Canada	225	96
Philippines	10,270	7,050
Latin America	1,930	2,189
Total	$28,180	$22,210

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, EKS&H LLLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2014. Their report appears in Part II, Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2015 annual meeting of stockholders and is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson	10-K	10.48	3/9/2004
10.2†	StarTek, Inc. Stock Option Plan, as amended	DEF 14A	A	3/27/2007
10.3†	StarTek, Inc. Employee Stock Purchase Plan	DEF 14A	A	3/20/2008
10.4†	StarTek, Inc. 2008 Equity Incentive Plan	DEF 14A	B	3/20/2008
10.5†	Form of Non-Statutory Stock Option Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.2	5/5/2008
10.6†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.7†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.8†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.9†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.10†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004

10.11	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011	8-K	10.1	5/6/2011
10.12†	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011	8-K	10.1	6/29/2011
10.13&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc	10-Q	10.1	11/2/2011

10.14&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011	10-Q	10.2	11/2/2011
10.15†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.16†	Employment Agreement by and between StarTek, Inc. and Lisa Weaver	8-K	10.1	11/3/2011
10.17†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.18&	Credit and Security Agreement by and among StarTek, Inc. and StarTek USA, Inc. as Borrowers and Wells Fargo Bank, N.A., as Lender dated as of February 28, 2012	10-K	10.37	3/9/2012
10.19	First Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-Q	10.2	11/6/2012
10.20	Second Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-K	10.40	3/8/2013
10.21	Third Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-K	10.41	3/8/2013
10.22&	Agreement No. 20120124.035.C, Contact Center Services Master Agreement effective January 25, 2013 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.42	3/8/2013
10.23	Fourth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-Q	10.1	11/8/2013
10.24&	Amendment No. 20120124.035.A.001 to Contact Center Services Master Agreement between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.2	11/8/2013
10.25	Fifth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-K	10.31	3/7/2014
10.26	Amendment to Investor Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson Jr.	10-K	10.32	3/7/2014
10.27†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated May 6, 2014)	DEF 14A	A	3/25/2014
10.28	Sixth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-Q	10.1	5/8/2014
10.29†	2014 Executive Incentive Plan	10-Q	10.3	5/8/2014
10.30&	Master Services Agreement executed January 6, 2014 between StarTek, Inc. and Comcast Cable Communications Management, LLC effective June 22, 2013	10-Q/A	10.2	7/29/2014
10.31	Seventh Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.	10-Q	10.1	8/12/2014
10.32*	Eighth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013, (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013 and (v) Notes to Consolidated Financial Statements

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: March 6, 2015
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAD A. CARLSON	President and Chief Executive Officer (principal executive officer)	Date: March 6, 2015
Chad A. Carlson

/s/ LISA A. WEAVER	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: March 6, 2015
Lisa A. Weaver

/s/ ED ZSCHAU	Chairman of the Board	Date: March 6, 2015
Ed Zschau

/s/ ROBERT SHEFT	Director	Date: March 6, 2015
Robert Sheft

/s/ BENJAMIN L. ROSENZWEIG	Director	Date: March 6, 2015
Benjamin L. Rosenzweig

/s/ JACK D. PLATING	Director	Date: March 6, 2015
Jack D. Plating