Form 10-Q
period 2015-03-31
StarTek, Inc.
filed 2015-05-11
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer x

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of March 5, 2015, there were 15,524,568 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$63,653	$63,209
Cost of services	57,536	54,991
Gross profit	6,117	8,218
Selling, general and administrative expenses	8,061	8,249
Restructuring charges	806	191
Operating loss	(2,750)	(222)
Interest and other income (expense), net	(238)	(128)
Loss before income taxes	(2,988)	(350)
Income tax expense	187	150
Net loss	$(3,175)	$(500)
Other comprehensive income (loss), net of tax:		1
Foreign currency translation adjustments	(67)	(112)
Change in fair value of derivative instruments	8	355
Comprehensive loss	$(3,234)	$(257)

Net loss per common share - basic and diluted	$(0.21)	$(0.03)

Weighted average common shares outstanding - basic and diluted	15,417	15,377

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31,	As of December 31,
	2015 (unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,465	$5,306
Trade accounts receivable, net	45,797	46,103
Derivative asset	17	48
Prepaid expenses	3,465	2,257
Other current assets	1,170	794
Total current assets	56,914	54,508
Property, plant and equipment, net	32,398	28,180
Long-term deferred income tax assets	1,386	1,429
Intangible assets, net	2,512	2,609
Goodwill	4,136	4,136
Other long-term assets	2,892	2,931
Total assets	$100,238	$93,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,812	$10,434
Accrued liabilities:
Accrued payroll	7,019	5,522
Accrued compensated absences	2,173	2,309
Other accrued liabilities	1,122	3,040
Line of credit	9,286	4,640
Derivative liability	1,210	1,250
Deferred income tax liabilities	991	965
Other current liabilities	4,604	3,512
Total current liabilities	37,217	31,672
Deferred rent	1,897	1,593
Long-term obligations under capital leases	7,826	4,264
Other liabilities	1,303	1,583
Total liabilities	48,243	39,112
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,425,275 and 15,414,803 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	154	154
Additional paid-in capital	76,604	76,056
Accumulated other comprehensive loss	(884)	(825)
Accumulated deficit	(23,879)	(20,704)
Total stockholders’ equity	51,995	54,681
Total liabilities and stockholders’ equity	$100,238	$93,793
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(3,175)	$(500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,036	2,356
Losses on disposal of assets	—	5
Share-based compensation expense	496	402
Amortization of deferred gain on sale leaseback transaction	(57)	(64)
Deferred income taxes	26	168
Income tax benefit related to other comprehensive income	—	(213)
Changes in operating assets and liabilities:
Trade accounts receivable, net	270	(3,028)
Prepaid expenses and other assets	(1,561)	838
Accounts payable	1,441	(218)
Accrued and other liabilities	46	(1,080)
Net cash provided by (used in) operating activities	522	(1,334)

Investing Activities
Proceeds from note receivable	—	159
Purchases of property, plant and equipment	(3,509)	(2,354)
Cash paid for prior period acquisitions of businesses	(234)	(199)
Net cash used in investing activities	(3,743)	(2,394)

Financing Activities
Proceeds from stock option exercises	—	24
Proceeds from the issuance of common stock	52	27
Proceeds from line of credit	66,082	41,760
Principal payments on line of credit	(61,436)	(42,254)
Principal payments on long-term debt	(92)	—
Principal payments on capital lease obligations	(199)	(51)
Net cash provided by (used in) financing activities	4,407	(494)
Effect of exchange rate changes on cash	(27)	42
Net increase (decrease) in cash and cash equivalents	1,159	(4,180)
Cash and cash equivalents at beginning of period	$5,306	$10,989
Cash and cash equivalents at end of period	$6,465	$6,809

Supplemental Disclosure of Noncash Investing Activities
Assets acquired through capital lease	$4,840	$—

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three months ended March 31, 2015, are not necessarily indicative of operating results that may be expected during any other interim period of 2015 or the year ending December 31, 2015.
The consolidated balance sheet as of December 31, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015. We are currently evaluating the impact that the adoption of ASU 2015-03 may have on our consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in April 2015, the FASB voted to propose a one-year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our financial statements.

2.  ACQUISITION

Collection Center, Inc.

On October 1, 2014, we acquired Collection Center, Inc. ("CCI"), a receivables management company for approximately $4,105, net of interest incurred. CCI specializes in providing collection services primarily in the healthcare industry and also in the financial services, utility and commercial industries.

We paid $2,610 of the purchase price in cash on the acquisition date with the remaining balance to be paid quarterly by September 2016. The remaining payments may be adjusted if certain quarterly revenue targets are not met. Minimal acquisition-related expenses were paid, which were recorded in selling, general and administrative expenses. Financial results from the date of acquisition are included in the results of operations within our Domestic segment.

We finalized our purchase price allocation during the three months ended March 31, 2015 and there were no adjustments to the preliminary estimates of fair value assigned at the acquisition date.

Acquisition Date Fair Value
Customer relationships	$1,840
Trade name	130
Goodwill	2,135
Total purchase price	$4,105

The customer relationships and trade name have estimated useful lives of eight years and seven years, respectively. The goodwill recognized was attributable primarily to the acquired workforce and further expansion into the health care industry.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill of $4,136 recognized from our acquisitions during 2013 and 2014 was assigned to our Domestic segment. The tax basis of the goodwill is deductible for income tax purposes.

Intangible Assets

The following table presents our intangible assets as of March 31, 2015:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$97	$293	3.50
Customer base	2,310	258	2,052	4.25
Trade name	200	33	167	3.41
Noncompete agreement	10	10	—
	$2,910	$398	$2,512	4.11

Expected future amortization of intangible assets as of March 31, 2015 is as follows:

Year Ending December 31,	Amount
Remainder of 2015	$290
2016	354
2017	343
2018	343
2019	334
Thereafter	848

4.  RESTRUCTURING CHARGES

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other current liabilities in our consolidated balance sheets, and the changes during the three months ended March 31, 2015:

	Jonesboro	Costa Rica	Corporate	Total
Balance as of December 31, 2014	$64	$9	$32	$105
Expense (reversal)	(14)	—	4	(10)
Payments	(25)	(9)	(7)	(41)
Balance as of March 31, 2015	$25	$—	$29	$54

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

In June 2014, we announced the closure of our Heredia, Costa Rica facility, included in our Latin America segment, which ceased operations in the third quarter of 2014. We established a restructuring reserve of $1,004 for employee related costs and recognized additional charges in the third quarter of 2014 of $338 when the facility closed. The restructuring charges for those employees who continued to work after the notification date were recognized over the service period. The restructuring plan was complete in the first quarter of 2015 and we do not expect to incur any additional restructuring liabilities in future periods for this location.

During 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred restructuring charges of $279. We expect to pay the remaining costs through 2015.

During 2014, we moved forward with our initiative to outsource our data centers and move to a hosted solutions model. We recognized $2,388 of restructuring charges through March 31, 2015. Additional transition costs will be recognized through 2015 as restructuring charges as incurred in operating income and are expected to be approximately $200.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,493,720 and 2,359,409 for the three months ended March 31, 2015 and 2014, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended March 31,
	2015		2014
	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$18,089	28.4%	$18,639	29.5%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$10,740	16.9%	$15,344	24.3%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$8,878	13.9%	$10,959	17.3%

(1) Revenue from this customer is generated through our Domestic and Asia Pacific segments.
(2) Revenue from this customer is generated through our Domestic and Asia Pacific segments in 2014 and 2015 and through our Latin America segment in 2014.

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

On January 4, 2014, we entered into a new MSA with Comcast, effective June 22, 2013. The new MSA has an initial term of one year and will automatically renew for additional one-year periods unless either party gives notice of cancellation. Comcast may terminate the agreement upon 90 days written notice. Neither party gave notice of termination; therefore, the contract has renewed for the year ending June 22, 2015, but Comcast may terminate the agreement upon 90 days written notice.

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
In Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. As of March 31, 2015, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira relative to the U.S. dollar.

We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses. Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended March 31, 2015 and 2014, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of March 31, 2015:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	10,600	$9,102
Philippine Peso	1,590,830	35,734
		$44,836

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, "Fair Value Measurements", and are reflected as separate line items in our consolidated balance sheets.

8.  FAIR VALUE MEASUREMENTS

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and line of credit approximate fair value because of their short-term nature.

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$17	$—	$17
Total fair value of assets measured on a recurring basis	$—	$17	$—	$17

Liabilities:
Foreign exchange contracts	$—	$1,210	$—	$1,210
Total fair value of liabilities measured on a recurring basis	$—	$1,210	$—	$1,210

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$48	$—	$48
Total fair value of assets measured on a recurring basis	$—	$48	$—	$48
Liabilities:
Foreign exchange contracts	$—	$1,250	$—	$1,250
Total fair value of liabilities measured on a recurring basis	$—	$1,250	$—	$1,250

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$54	$54
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$54	$54

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$105	$105
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$105	$105

9. DEBT

Line of Credit

Effective February 28, 2012, we entered into a secured revolving credit facility ("Credit Agreement") with Wells Fargo Bank, which has a maturity date of February 28, 2016. The amount we may borrow under the Credit Agreement is the lesser of the borrowing base calculation and $20,000. As of March 31, 2015, we had $9,286 outstanding borrowings on our credit facility and available capacity was $10,654, net of $60 of letters of credit backed by the facility.

Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a Minimum Adjusted EBITDA, as defined in the Credit Agreement, of no less than the cumulative month-end minimum amounts set forth in an amendment to the Credit Agreement and 2) limiting non-financed capital expenditures to no more than the cumulative month-end maximum amounts set forth in an amendment to the Credit Agreement. We were in compliance with all such covenants as of March 31, 2015.

In March 2015, the borrowing base was increased to $20,000 and the Company and Wells Fargo agreed on the financial covenants for 2015 and the first quarter of 2016, constituting the Ninth Amendment to the Credit Agreement. Previous amendments are disclosed in our 2014 Annual Report on Form 10-K. Subsequent to quarter-end, the Credit Agreement was replaced with a new facility with BMO Harris Bank N.A., see Note 13 "Subsequent Events".

Financing Agreement

We entered into a financing agreement for the purchase of certain software licenses and related hardware for approximately $1,000, which were delivered and placed into service in April 2014. Monthly payments commenced July 2014. As of March 31, 2015, the current and long-term portion was $380 and $408, respectively, and at December 31, 2014, the current and long-

term portion was $373 and $506, respectively. The amounts are included in other current liabilities and other liabilities on the consolidated balance sheets.

Capital Lease Obligations

We had long-term obligations under capital leases of $7,826 and $4,264 as of March 31, 2015 and December 31, 2014, respectively. Long-term obligations under capital leases previously presented for prior periods have been reclassified to conform to the current presentation. The current obligations under capital leases of $1,837 and $810 as of March 31, 2015 and December 31, 2014, respectively, are included in other current liabilities on the consolidated balance sheets. The related assets are included in property, plant and equipment in the consolidated balance sheets.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan, certain awards granted outside of these plans and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for stock option awards and restricted stock for the three months ended March 31, 2015 and 2014 was $496 and $402, respectively, and is included in selling, general and administrative expense.  As of March 31, 2015, there was $1,942 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2014	$1,486	$(2,311)	$(825)
Foreign currency translation	(67)	—	(67)
Reclassification to operations	—	622	622
Unrealized gains (losses)	—	(614)	(614)
Balance at March 31, 2015	$1,419	$(2,303)	$(884)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended March 31,
	2015	2014
Losses on cash flow hedges
Foreign exchange contracts	$576	$1,222	Cost of services
Foreign exchange contracts	46	93	Selling, general and administrative expenses
Total reclassifications for the period	$622	$1,315

12.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Asia Pacific and Latin America. As of March 31, 2015, our Domestic segment included the operations of nine facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of four facilities in the Philippines and our Latin America segment included two facilities in Honduras. Operations at our facility in Costa Rica, which were included in our Latin America segment, ceased in August 2014.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the three months ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Domestic	$35,624	$33,307
Asia Pacific	20,331	21,052
Latin America	7,698	8,850
Total	$63,653	$63,209

Gross profit:
Domestic	$2,407	$4,543
Asia Pacific	2,522	3,604
Latin America	1,188	71
Total	$6,117	$8,218

13.  SUBSEQUENT EVENTS

Merger Agreement
On May 11, 2015, we entered into a definitive agreement to acquire Accent Marketing Services, L.L.C., a customer engagement outsourcing agency servicing the telecommunications, retail, consumer products, technology and financial services industries for approximately $16,000 in cash.

BMO Harris Bank Credit Facility
On April 29, 2015, we terminated our $20,000 secured revolving credit facility with Wells Fargo, which was effective through February 28, 2016, and replaced it with a secured revolving credit facility with BMO Harris Bank N.A.  The credit agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation and $50,000, and so long as no default has occurred and with the administrative agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments.

Enid, Oklahoma
In April 2015, we made the decision to discontinue our operations in Enid, Oklahoma.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2014 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

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

Our vision is to be the most trusted global service provider by passionately engaging with all of our stakeholders in a different and more meaningful way. We accomplish this by aligning with our clients’ business objectives. The STARTEK Advantage
System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience. The
STARTEK Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients. STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs. We manage programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, IVR and back-office support. STARTEK has delivery centers in the United States, Philippines, Canada, Honduras and through our
STARTEK@Home workforce.

We seek to become a trusted partner to our clients and provide meaningful impact BPO services. Our approach is to develop relationships with our clients that are partnering and collaborative in nature where we are focused, flexible and responsive to their business needs. In addition, we offer creative industry-based solutions to meet our clients’ ever changing business needs. The end result is the delivery of a quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

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

As of March 31, 2015, our Domestic segment included the operations of nine facilities in the U.S. and one facility in Canada. Our Asia Pacific segment included the operations of four facilities in the Philippines, and our Latin America segment included two facilities in Honduras.

In April 2015, we made the decision to discontinue our operations in Enid, Oklahoma.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2015

Hamilton, Ohio and Wichita, Kansas
During the first quarter of 2015, we entered into lease agreements for our new locations in Hamilton, Ohio and Wichita, Kansas. The new facilities are expected to be operational by the third quarter of 2015.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2015 AND 2014

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2015		2014
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$35,624	56.0%	$33,307	52.7%
Cost of services	33,218	57.7%	28,764	52.3%
Gross profit	$2,406	39.3%	$4,543	55.3%
Gross profit %	6.8%		13.6%
Asia Pacific:
Revenue	$20,331	31.9%	$21,052	33.3%
Cost of services	17,808	31.0%	17,448	31.7%
Gross profit	$2,523	41.2%	$3,604	43.9%
Gross profit %	12.4%		17.1%
Latin America:
Revenue	$7,698	12.1%	$8,850	14.0%
Cost of services	6,510	11.3%	8,779	16.0%
Gross profit	$1,188	19.4%	$71	0.9%
Gross profit %	15.4%		0.8%
Company Total:
Revenue	$63,653	100.0%	$63,209	100.0%
Cost of services	57,536	100.0%	54,991	100.0%
Gross profit	$6,117	100.0%	$8,218	100.0%
Gross profit %	9.6%		13.0%

Revenue

Revenue increased by $0.4 million, from $63.2 million to $63.6 million in the first quarter of 2015. The Domestic segment increase of $2.3 million was due to $13.7 million of new business and growth from existing programs, partially offset by $10.3 million of volume reductions and $1.2 million of lost programs. The $10.3 million volume reduction includes a decline of $4.6 million in AT&T revenue resulting from the transition of work from one program to another during mid 2014. Additionally, the first quarter of 2014 benefited from a temporary program with an existing client. Asia Pacific revenues declined by $0.7 million due to $3.2 million of volume reductions from existing clients and one lost program of $0.4 million, partially offset by $2.9 million of growth from existing and new clients. The decrease in the Latin America segment of $1.1 million was due to $0.6 million of volume reductions from a key client and a $2.2 million reduction due to the closure of the Costa Rica facility, partially offset by $1.7 million of growth from existing and new clients in our Honduras facilities.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue decrease of 3.4% was primarily due to lower call volumes and a change in mix across two key programs with one client, and the dilutive effect of the new capacity added in 2014. Domestic gross profit as a percentage of revenue decreased to 6.8% in 2015 from 13.6% in 2014 primarily due to the change in mix and reduction of volumes from a key client. The Asia Pacific decline of 4.7% was due to the effect of the new capacity added during 2014 not yet fully ramped. Latin America gross profit increased by $1.1 million, or 14.6% as a percentage of revenue, due to the closure of Costa Rica and continuing increased capacity utilization in Honduras.

The following paragraphs discuss other items affecting the results of our operations for the three months ended March 31, 2015 and 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.2 million during the first quarter of 2015. Such expenses as a percentage of revenue decreased from 13.1% in 2014 to 12.7% in 2015.

Restructuring Charges

Restructuring charges totaled $0.8 million during the first quarter of 2015, which primarily consisted of $0.7 million related to outsourcing our data centers. Restructuring charges totaled $0.2 million during the first quarter of 2014 for employee related costs due to the expected closure of the Jonesboro, Arkansas facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the three months ended March 31, 2015 and 2014 of approximately $0.2 million of expense and $0.1 million of expense, respectively, primarily consists of interest expense and amortization of loan fees associated with our line of credit.

Income Tax Expense

Income tax expense during the first quarter of 2015 was $0.2 million compared to $0.1 million in the first quarter of 2014. Income tax expense is primarily the impact of our Canadian operations. We have tax holidays in Honduras and for certain facilities in the Philippines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities and available borrowings under our revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit periodically for ongoing working capital needs. Based on current expectations, we believe our cash from operations and capital resources will be sufficient to operate our business for at least the next 12 months.

As of March 31, 2015, working capital totaled $19.7 million and our current ratio was 1.53:1, compared to working capital of $22.8 million and a current ratio of 1.72:1 at December 31, 2014.

Net cash flows provided by operating activities for the three months ended March 31, 2015 was $0.5 million compared to net cash flows used in operating activities of $1.4 million for the three months ended March 31, 2014. The $1.9 million increase in cash provided was primarily due to a $3.8 million increase in cash provided from working capital and an increase in non-cash reconciling items of $0.8 million, offset by lower earnings of $2.7 million. The $3.8 million in cash provided by working capital was primarily the result of increased receivables collections. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2015 of $3.7 million was primarily for capital expenditures of $3.5 million related to facility expansions and cash paid for prior period acquisitions of $0.2 million. This compares to net cash used in investing activities of $2.4 million for the three months ended March 31, 2014, which was primarily for capital expenditures.

Net cash provided by financing activities increased by approximately $4.9 million in the first three months of 2015 compared to the first three months of 2014, primarily due to net advances on our line of credit of $5.1 million, partially offset by payments on long-term debt of $0.1 million and payments on capital lease obligations of $0.1 million.

Secured Revolving Credit Facility. We had a secured revolving credit facility with Wells Fargo, with a borrowing capacity of $20.0 million at March 31, 2015 to provide liquidity for working capital needs and a source of financing growth opportunities. After consideration of $9.3 million of borrowings outstanding under the credit facility and letters of credit outstanding thereunder of $0.06 million, our remaining borrowing capacity was $10.7 million at March 31, 2015.

In April 2015, we terminated our $20.0 million secured revolving credit facility with Wells Fargo, which was effective through February 28, 2016, and replaced it with a secured revolving credit facility with BMO Harris Bank N.A..  The credit agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation and $50.0 million, and so long as no default has occurred and with the administrative agent’s consent, we may increase the maximum availability to $70.0 million in $5.0 million increments.

Debt Covenants. Our secured revolving credit facility with Wells Fargo contained standard affirmative and negative covenants that may have limited or restricted our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at March 31, 2015.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the first quarter of 2015 or prior to filing, except as noted below.
Line of Credit
In April 2015, we terminated our secured revolving credit facility with Wells Fargo Bank, which was effective through February 28, 2016, and replaced it with a secured revolving credit facility with BMO Harris Bank ("BMO").  The Credit Agreement is effective April 29, 2015 through April 29, 2020.  The amount that we may borrow under the Credit Agreement is determined by eligible accounts receivable and has an initial availability of $50.0 million, and so long as no default has occurred and with the administrative agent’s consent, we may increase the maximum availability to $70.0 million in $5.0 million increments. Borrowings under the Credit Agreement bear interest at one, two, three or six-month LIBOR, as we select, plus 1.75% to 2.50%, depending on current availability under the Credit Agreement. Until January 1, 2016, the interest rate will be the selected LIBOR plus 1.75%. We will pay letter of credit fees equal to the applicable margin (1.75% to 2.50%) times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment under the Credit Agreement. We granted BMO a security interest in all of our cash and cash equivalents, accounts receivable, general intangibles, owned real property, and equipment and fixtures.  In addition, under the Credit Agreement, we are subject to certain financial covenants, which include 1) maintaining a maximum consolidated fixed charge coverage ratio of 1.10 to 1.00 and 2) limiting non-financed capital expenditures during 2015 to $10.5 million and during each fiscal year thereafter during the term to $10.0 million.

On May 11, 2015, we entered into a definitive agreement to acquire Accent Marketing Services, L.L.C., a business process outsourcing company providing multi-channel customer engagement solutions. The purchase price is approximately $16.0 million in cash, which we plan to finance through the $50.0 million secured revolving credit facility with BMO.

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

Our critical accounting policies and estimates are consistent with those disclosed in our 2014 Annual Report on Form 10-K. Please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Annual Report on Form 10-K for a complete description of our Critical Accounting Policies and Estimates.

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

In order to hedge our exposure to foreign currency transactions and short-term intercompany transactions denominated in the CAD and PHP we had outstanding foreign currency exchange contracts as of March 31, 2015 with notional amounts totaling $44.8 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $4.8 million on the underlying exposures of the derivative instruments. As of March 31, 2015, we have not entered into any arrangements to hedge our exposure to fluctuations in Honduran lempira relative to the USD.

Interest Rate Risk

At March 31, 2015, we had a $20.0 million secured credit facility with Wells Fargo. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended March 31, 2015, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors, except as noted below, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

We may not be able to fully recognize the benefits of our recently announced plans to acquire Accent Marketing Services, L.L.C.
On May 11, 2015, we entered into a definitive agreement to acquire all the membership interests of Accent Marketing Services, L.L.C. (“ACCENT”).  We agreed to pay $16.0 million in cash, subject to certain customary post-closing adjustments, to acquire ACCENT, which amount will be financed with borrowings under our credit facility.  We expect to close the transaction on May 31, 2015 and there are no material conditions to closing.  We may not be able to fully recognize the expected financial benefits, including revenue diversification and cost synergies, from the acquisition.  There can be no assurance that we will be able to successfully integrate the business and there can be no assurance that we will be able to retain the employees and customers of ACCENT, which could adversely affect our ability to obtain the expected benefits from the acquisition.  ACCENT provides contact center services, as well as multi-channel customer engagement solutions and, like us, ACCENT has significant customer concentration in the telecommunications industry, which is subject to the same risks of concentration as our current business.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On May 6, 2015, we held our 2015 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected six nominees to serve on the Board of Directors, ratified the appointment of EKS&H LLLP as our independent registered public accounting firm for 2015 and approved by non-binding vote the compensation of our named executive officers. The final voting results for each of these matters are set forth below:

1.	Election of Directors:

	Number of Shares Voted For	Number of Shares Voted Against	Abstain
Arnaud Ajdler	9,546,344	1,939,588	23,674
Chad A. Carlson	11,343,341	165,591	674
Jack D. Plating	11,330,417	178,515	674
Benjamin L. Rosenzweig	11,330,692	178,240	674
Robert Sheft	11,307,616	201,206	784
Ed Zschau	11,358,497	150,435	674

There were 2,406,883 broker non-votes on the proposal for election of directors.

2.	Ratification of Appointment of Independent Registered Public Accounting Firm:

A total of 13,810,266 shares voted for, 100,895 shares voted against and 5,328 shares abstained from voting. There were no broker non-votes on this matter.

3.	Approval by Non-Binding Vote the Compensation of Named Executive Officers:

A total of 11,469,817 shares voted for, 34,008 shares voted against and 5,781 shares abstained from voting. There were 2,406,883 broker non-votes on this matter.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1*	Ninth Amendment to Credit and Security Agreement, by and among Wells Fargo Bank, National Association, and StarTek, Inc.
10.2*†	2015 Executive Incentive Plan
10.3*†	Form of Executive Employment Agreement
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014 (Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: May 11, 2015
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: May 11, 2015
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)