Form 10-Q
period 2015-06-30
StarTek, Inc.
filed 2015-08-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of August 4, 2015, there were 15,568,325 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$63,464	$61,254	$127,117	$124,463
Cost of services	58,152	55,562	115,688	110,554
Gross profit	5,312	5,692	11,429	13,909
Selling, general and administrative expenses	8,582	7,301	16,643	15,549
Restructuring charges	1,536	2,051	2,343	2,242
Operating loss	(4,806)	(3,660)	(7,557)	(3,882)
Interest and other income (expense), net	(100)	(17)	(337)	(145)
Loss before income taxes	(4,906)	(3,677)	(7,894)	(4,027)
Income tax expense (benefit)	163	(396)	350	(246)
Net loss	$(5,069)	$(3,281)	$(8,244)	$(3,781)
Other comprehensive income (loss), net of tax:		1
Foreign currency translation adjustments	79	37	12	(75)
Change in fair value of derivative instruments	750	776	758	1,132
Comprehensive loss	$(4,240)	$(2,468)	$(7,474)	$(2,724)

Net loss per common share - basic and diluted	$(0.33)	$(0.21)	$(0.53)	$(0.25)

Weighted average common shares outstanding - basic and diluted	15,523	15,391	15,470	15,384

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of June 30,	As of December 31,
	2015 (unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,394	$5,306
Trade accounts receivable, net	52,823	46,103
Derivative asset	43	48
Prepaid expenses	3,921	2,257
Other current assets	1,132	794
Total current assets	64,313	54,508
Property, plant and equipment, net	34,250	28,180
Long-term deferred income tax assets	1,384	1,429
Intangible assets, net	8,439	2,609
Goodwill	8,701	4,136
Other long-term assets	3,328	2,931
Total assets	$120,415	$93,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,391	$10,434
Accrued liabilities:
Accrued payroll	10,779	5,522
Accrued compensated absences	3,036	2,309
Other accrued liabilities	2,259	3,040
Line of credit	28,543	4,640
Derivative liability	485	1,250
Deferred income tax liabilities	1,026	965
Other current liabilities	4,126	3,512
Total current liabilities	60,645	31,672
Deferred rent	1,823	1,593
Long-term obligations under capital leases	8,223	4,264
Other liabilities	957	1,583
Total liabilities	71,648	39,112
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,568,325 and 15,414,803 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	156	154
Additional paid-in capital	77,614	76,056
Accumulated other comprehensive loss	(55)	(825)
Accumulated deficit	(28,948)	(20,704)
Total stockholders’ equity	48,767	54,681
Total liabilities and stockholders’ equity	$120,415	$93,793
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(8,244)	$(3,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,288	4,970
Gains on disposal of assets	(507)	(175)
Share-based compensation expense	913	864
Amortization of deferred gain on sale leaseback transaction	(114)	(129)
Deferred income taxes	75	943
Income tax benefit related to other comprehensive income	—	(634)
Changes in operating assets and liabilities:
Trade accounts receivable	3,128	(2,370)
Prepaid expenses and other assets	(2,338)	1,499
Accounts payable	(4,163)	(1,492)
Accrued and other liabilities	4,984	1,832
Net cash provided by operating activities	22	1,527

Investing Activities
Proceeds from note receivable	—	319
Proceeds from sale of assets	982	639
Purchases of property, plant and equipment	(5,209)	(6,825)
Cash paid for acquisition of business	(18,326)	—
Cash paid for prior period acquisitions of businesses	(434)	(400)
Net cash used in investing activities	(22,987)	(6,267)

Financing Activities
Proceeds from stock option exercises	547	36
Proceeds from the issuance of common stock	100	53
Proceeds from line of credit	161,795	75,872
Principal payments on line of credit	(137,893)	(75,872)
Principal payments on long-term debt	(182)	—
Principal payments on capital lease obligations	(398)	(70)
Net cash provided by financing activities	23,969	19
Effect of exchange rate changes on cash	84	(231)
Net increase (decrease) in cash and cash equivalents	1,088	(4,952)
Cash and cash equivalents at beginning of period	$5,306	$10,989
Cash and cash equivalents at end of period	$6,394	$6,037

Supplemental Disclosure of Noncash Investing Activities
Assets acquired through capital lease	$4,840	$—

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of operating results that may be expected during any other interim period of 2015 or the year ending December 31, 2015.
During the second quarter of 2015, we revised our business segments in order to better align with our strategic view of the business. Refer to Note 12, "Segment Information," for further information. No changes are needed to historical segment results.
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. When adopted, ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

2.  ACQUISITION
On June 1, 2015, we acquired 100% of the membership interests of Accent Marketing Services, L.L.C. ("ACCENT") pursuant to a Membership Interest Purchase Agreement with MDC Corporate (US) Inc. and MDC Acquisition Inc. ACCENT is a business process outsourcing company providing contact center services and customer engagement solutions across six locations in the U.S. and Jamaica. ACCENT’s data-driven approach helps brands maximize their engagement with consumers and enables brands to influence behavior, all while generating a better return on investment across all customer touch points, including phone, online and social media channels. The results of ACCENT's operations have been included in our consolidated financial statements since our acquisition on June 1, 2015. ACCENT's customer engagement agency model and platform complements our Ideal Dialogue practice, significantly enhancing our solution set and commitment to results-driven analytics and customer insights for our clients. Accordingly, we paid a premium for ACCENT, resulting in the recognition of goodwill.
The acquisition date fair value of the consideration transferred totaled $18,326, which included $2,326 of working capital adjustments and was funded through borrowings from our secured revolving credit facility. See Note 9, "Debt", for further information.
We accounted for the acquisition in accordance with ASC 805 (“ASC 805”) “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ACCENT based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including final working capital adjustments and goodwill.

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, and therefore are subject to revisions that may result in adjustment to the values presented below:

Amount

Cash	$16,000
Working capital adjustment	2,326
Total allocable purchase price	$18,326

Accounts receivable	9,864
Fixed assets	3,230
Prepaid expenses and other assets	377
Customer relationships	5,240
Trade name	850
Goodwill	4,565
Accounts payable	(5,073)
Other accrued expenses and current liabilities	(727)
Total preliminary purchase price allocation	$18,326

The customer relationships and trade name have estimated useful lives of eight and six years, respectively. The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our global delivery platform and other synergistic benefits. Goodwill of $4,565 was assigned to our Domestic segment.
The amount of ACCENT's revenues and net loss since the June 1, 2015 acquisition date, included in our consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 were as follows:

From June 1, 2015 Through June 30, 2015
Revenues	$5,480
Net loss	$(287)

The following table presents the unaudited pro forma information assuming the acquisition of ACCENT occurred on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$75,037	$79,611	$154,253	$160,508
Net loss	$(4,143)	$(4,928)	$(9,263)	$(8,287)
Net loss per common share - basic and diluted	$(0.27)	$(0.32)	$(0.60)	$(0.54)
Weighted average common shares outstanding - basic and diluted	15,523	15,391	15,470	15,384
These amounts have been calculated to reflect the additional amortization and interest expense that would have been incurred assuming the borrowings occurred on January 1, 2014, together with the consequential tax effects.

Acquisition-related costs of approximately $325, comprised of transaction and integration costs, are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The goodwill of $8,701 is assigned to our Domestic segment. Pursuant to Federal income tax regulations, the goodwill from this acquisition will be deductible for tax purposes.

Intangible Assets

The following table presents our intangible assets as of June 30, 2015:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$110	$280	3.39
Customer relationships	7,550	390	7,160	4.38
Trade names	1,050	51	999	3.44
Noncompete agreement	10	10	—
	$9,000	$561	$8,439	4.23

Expected future amortization of intangible assets as of June 30, 2015 is as follows:

Year Ending December 31,	Amount
Remainder of 2015	$591
2016	1,150
2017	1,140
2018	1,140
2019	1,131
Thereafter	3,287

4.  RESTRUCTURING CHARGES

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the six months ended June 30, 2015:

	Jonesboro	Costa Rica	Corporate	Total
Balance as of December 31, 2014	$64	$9	$32	$105
Expense (reversal)	(14)	—	724	710
Payments	(36)	(9)	(147)	(192)
Balance as of June 30, 2015	$14	$—	$609	$623

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

In May 2015, we closed our Enid, Oklahoma facility. We expect to incur minimal restructuring charges for employee-related and facility-related costs through 2015.

During 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred restructuring charges of $279. During the three months ended June 30, 2015, we incurred additional restructuring costs of $720 as a result of our integration of ACCENT. We expect to pay these costs through 2015.

During 2014, we moved forward with our initiative to improve our IT platform, including outsourcing our data centers and moving to a hosted solutions model. We recognized $3,148 of restructuring charges through June 30, 2015. Additional transition costs will be recognized through 2015 as restructuring charges as incurred in operating income and are expected to be less than $100.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,513,371 and 2,277,806 for the three and six months ended June 30, 2015 and 2014, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$17,033	26.8%	$18,785	30.7%	$35,123	27.6%	$37,424	30.1%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$8,070	12.7%	$13,753	22.5%	$18,810	14.8%	$29,097	23.4%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$7,930	12.5%	$10,777	17.6%	$16,809	13.2%	$21,737	17.5%

(1) Revenue from this customer is generated through our Domestic and Offshore segments.
(2) Revenue from this customer is generated through our Domestic and Offshore segments in 2014 and 2015 and through our Nearshore segment in 2014.

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

On January 4, 2014, we entered into a new MSA with Comcast, effective June 22, 2013. The new MSA had an initial term of one year and will automatically renew for additional one-year periods unless either party gives notice of cancellation. Neither party gave notice of termination; therefore, the contract has renewed for the year ending June 22, 2016, but Comcast may terminate the agreement upon 90 days written notice.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies, including forward contracts.  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements. The functional currencies in Canada and the Philippines are the Canadian dollar and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues, which are paid in U.S. dollars.

We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses. Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and six months ended June 30, 2015 and 2014, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2015:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	10,230	$8,518
Philippine Peso	1,359,450	30,251
		$38,769

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$43	$—	$43
Total fair value of assets measured on a recurring basis	$—	$43	$—	$43

Liabilities:
Foreign exchange contracts	$—	$485	$—	$485
Total fair value of liabilities measured on a recurring basis	$—	$485	$—	$485

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$48	$—	$48
Total fair value of assets measured on a recurring basis	$—	$48	$—	$48
Liabilities:
Foreign exchange contracts	$—	$1,250	$—	$1,250
Total fair value of liabilities measured on a recurring basis	$—	$1,250	$—	$1,250

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$623	$623
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$623	$623

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$105	$105
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$105	$105

9. DEBT

Secured Revolving Credit Facility

On April 29, 2015, we entered into a secured revolving credit facility ("Credit Agreement") with BMO Harris Bank N.A. ("Administrative Agent") and terminated our $20,000 secured revolving credit facility with Wells Fargo, which was effective through February 28, 2016.  All amounts owed under the Wells Fargo credit facility were repaid with borrowings under the Credit Agreement in the amount of approximately $9,300 which included a prepayment fee in the amount of $100 to terminate the credit agreement prior to maturity.

The Credit Agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation and $50,000, and so long as no default has occurred and with the Administrative Agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement.

Initially, borrowings under the Credit Agreement bore interest at one, two, three or six-month LIBOR, as selected by us, plus 1.75% to 2.50%, depending on current availability under the Credit Agreement and until January 1, 2016, the interest rate would be the selected LIBOR plus 1.75%. On June 1, 2015, we amended certain definitions in the Credit Agreement adjusting the borrowings to bear interest at one-month LIBOR plus 1.75% to 2.50%, depending on current availability under the Credit Agreement. We will pay letter of credit fees equal to the applicable margin (1.75% to 2.50%) times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment under the Credit Agreement.

We granted the Administrative Agent a security interest in substantially all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, and equipment and fixtures. In addition, under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a maximum consolidated fixed charge coverage ratio of 1.10 to 1.00 if a reporting trigger period commences and 2) limiting non-financed capital expenditures during 2015 to $10,500 and during each fiscal year thereafter during the term to $10,000. We were in compliance with all such covenants as of June 30, 2015. We had $28,543 of outstanding borrowings on our credit facility at June 30, 2015.

Financing Agreement

We entered into a financing agreement for the purchase of certain software licenses and related hardware for approximately $1,000, which were delivered and placed into service in April 2014. Monthly payments commenced July 2014. As of June 30, 2015, the current and long-term portion was $387 and $309, respectively, and at December 31, 2014, the current and long-term portion was $373 and $506, respectively. The amounts are included in other current liabilities and other liabilities on the consolidated balance sheets.

Capital Lease Obligations

We had long-term obligations under capital leases of $8,223 and $4,264 as of June 30, 2015 and December 31, 2014, respectively. Long-term obligations under capital leases previously presented for prior periods have been reclassified to conform to the current presentation. The current obligations under capital leases of $865 and $810 as of June 30, 2015 and December 31, 2014, respectively, are included in other current liabilities on the consolidated balance sheets. The related assets are included in property, plant and equipment in the consolidated balance sheets.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for stock option awards and restricted stock for the three and six months ended June 30, 2015 was $417 and $913 and for the three and six months ended June 30, 2014 was $462 and $864, respectively, and is included in selling, general and administrative expense.  As of June 30, 2015, there was $2,178 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2014	$1,486	$(2,311)	$(825)
Foreign currency translation	12	—	12
Reclassification to operations	—	1,081	1,081
Unrealized gains (losses)	—	(323)	(323)
Balance at June 30, 2015	$1,498	$(1,553)	$(55)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Losses on cash flow hedges
Foreign exchange contracts	$424	$669	$1,001	$1,892	Cost of services
Foreign exchange contracts	35	42	$80	134	Selling, general and administrative expenses
Total reclassifications for the period	$459	$711	$1,081	$2,026

12.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered. Commencing in the second quarter of 2015, the Asia Pacific segment was renamed Offshore, which includes our Philippines operations, and the Latin America segment was renamed Nearshore, which includes our Honduras and Jamaica operations.  These revised reportable segments better align with our strategic approach to the markets and customers we serve. As of June 30, 2015, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica. Operations at our facility in Costa Rica, which were included in our Nearshore segment, ceased in August 2014.

We primarily evaluate segment operating performance in each reporting segment based on net sales, gross profit and working capital. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three and six months ended June 30, 2015 and 2014 is as follows:

	For the Three Months Ended June 30,
	2015	2014
Revenue:
Domestic	$37,105	$30,931
Offshore	18,127	21,035
Nearshore	8,232	9,288
Total	$63,464	$61,254

Gross profit:
Domestic	$2,217	$2,641
Offshore	1,810	2,631
Nearshore	1,285	420
Total	$5,312	$5,692

	For the Six Months Ended June 30,
	2015	2014
Revenue:
Domestic	$72,729	$64,238
Offshore	38,458	42,088
Nearshore	15,930	18,137
Total	$127,117	$124,463

Gross profit:
Domestic	$4,623	$7,184
Offshore	4,333	6,234
Nearshore	2,473	491
Total	$11,429	$13,909

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

Our vision is to be the most trusted global service provider by passionately engaging with all of our stakeholders in a different and more meaningful way. We accomplish this by aligning with our clients’ business objectives. The STARTEK Advantage
System is the sum total of our culture, customized solutions and processes that enhance our clients’ customer experience. The
STARTEK Advantage System is focused on improving customer experience and reducing total cost of ownership for our clients. STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs. We manage programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, IVR and back-office support. STARTEK has delivery centers in the United States, Philippines, Canada, Honduras and Jamaica and through our STARTEK@Home workforce.

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

As of June 30, 2015, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2015

Accent Marketing Services, L.L.C. ("ACCENT") Acquisition
On June 1, 2015 we acquired ACCENT, a business process outsourcing company providing contact center services and customer engagement solutions, with five locations in the United States and one in Jamaica.

Enid, Oklahoma
In April 2015, we made the decision to discontinue our operations in Enid, Oklahoma.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2015 AND 2014

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended June 30,
	2015		2014
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$37,105	58.5%	$30,931	50.5%
Cost of services	34,888	60.0%	28,290	50.9%
Gross profit	$2,217	41.7%	$2,641	46.4%
Gross profit %	6.0%		8.5%
Offshore:
Revenue	$18,127	28.6%	$21,035	34.3%
Cost of services	16,317	28.1%	18,404	33.1%
Gross profit	$1,810	34.1%	$2,631	46.2%
Gross profit %	10.0%		12.5%
Nearshore:
Revenue	$8,232	13.0%	$9,288	15.2%
Cost of services	6,947	11.9%	8,868	16.0%
Gross profit	$1,285	24.2%	$420	7.4%
Gross profit %	15.6%		4.5%
Company Total:
Revenue	$63,464	100.0%	$61,254	100.0%
Cost of services	58,152	100.0%	55,562	100.0%
Gross profit	$5,312	100.0%	$5,692	100.0%
Gross profit %	8.4%		9.3%

Revenue

Revenue increased by $2.2 million, from $61.2 million to $63.4 million in the second quarter of 2015. This includes Accent revenue of $5.5 million. The Domestic segment increase of $6.2 million was due to $10.6 million of new business and $4.5 million from the acquisition of ACCENT, partially offset by $7.5 million of volume reductions and $1.4 million of lost programs. The $7.5 million volume reduction includes a decline of $5.1 million in AT&T revenue resulting primarily from the transition of work from one program to another during mid-2014. Offshore revenues declined by $2.9 million due to $3.6 million of volume reductions from existing clients and $0.3 million of price reductions, partially offset by $1.0 million of growth from existing and new clients. The decrease in the Nearshore segment of $1.1 million was due to $1.6 million of volume reductions from a key client and a $1.1 million reduction due to the closure of the Costa Rica facility, partially offset by $1.6 million of growth from existing and new clients in our Honduras facilities, including $0.9 million of revenue from our Jamaica facility.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue decrease of 0.9% was primarily due to lower call volumes and a change in mix across two key programs with one client, and the dilutive effect of the new capacity added in 2014. Domestic gross profit as a percentage of revenue decreased to 6.0% in 2015 from 8.5% in 2014 primarily due to the change in mix and reduction of volumes from several key clients. The Offshore decline of 2.5% was due to the effect of the new capacity added during 2014 not yet fully ramped. Nearshore gross profit increased by $0.9 million, or 11.1% as a percentage of revenue, due to the closure of Costa Rica and continuing increased capacity utilization in Honduras.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2015 AND 2014

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Six Months Ended June 30,
	2015		2014
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$72,729	57.2%	$64,238	51.6%
Cost of services	68,106	58.9%	57,054	51.6%
Gross profit	$4,623	40.4%	$7,184	51.7%
Gross profit %	6.4%		11.2%
Offshore:
Revenue	$38,458	30.3%	$42,088	33.8%
Cost of services	34,125	29.5%	35,854	32.4%
Gross profit	$4,333	37.9%	$6,234	44.8%
Gross profit %	11.3%		14.8%
Nearshore:
Revenue	$15,930	12.5%	$18,137	14.6%
Cost of services	13,457	11.6%	17,646	16.0%
Gross profit	$2,473	21.6%	$491	3.5%
Gross profit %	15.5%		2.7%
Company Total:
Revenue	$127,117	100.0%	$124,463	100.0%
Cost of services	115,688	100.0%	110,554	100.0%
Gross profit	$11,429	100.0%	$13,909	100.0%
Gross profit %	9.0%		11.2%

Revenue

Revenue increased by $2.7 million, from $124.4 million to $127.1 million in the first half of 2015. The Domestic segment increase of $8.5 million was due to $28.3 million of new business, including $4.5 million from the acquisition of ACCENT, and growth from existing programs, partially offset by $16.8 million of volume reductions, $1.6 million of lost programs and $1.4 million of price reductions. The $16.8 million volume reduction includes a decline of $10.3 million in AT&T revenue resulting primarily from the transition of work from one program to another during mid-2014. Additionally, the first quarter of 2014 benefited from a temporary program with an existing client. Offshore revenues declined by $3.6 million due to $4.7 million of volume reductions from existing clients and $0.4 million of lost programs, partially offset by $1.5 million of growth from existing and new clients. The decrease in the Nearshore segment of $2.2 million was due to $1.4 million of volume reductions from a key client and a $3.3 million reduction due to the closure of the Costa Rica facility, partially offset by $2.5 million of growth from existing and new clients in our Honduras facilities, including $0.9 million of revenue from our Jamaica facility.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue decrease of 2.2% was primarily due to lower call volumes and a change in mix across two key programs with one client, and the dilutive effect of the new capacity added in 2014. Domestic gross profit as a percentage of revenue decreased to 6.4% in 2015 from 11.2% in 2014 primarily due to the change in mix and reduction of volumes from several key clients. The Offshore decline of 3.5% was due to the effect of the new capacity added during 2014 not yet fully ramped. Nearshore gross profit increased by $2.0 million, or 12.8% as a percentage of revenue, due to the closure of Costa Rica and continuing increased capacity utilization in Honduras.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended June 30, 2015 and 2014.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative ("SG&A") expenses increased in the second quarter of 2015 to 13.5% from 11.9% during the second quarter of 2014. On a year-to-date basis, such expenses as a percentage of revenue increased to 13.1% from 12.5% in 2014. For the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, SG&A expenses increased $1.3 million and $1.1 million, respectively, due to the acquisition of ACCENT. The increases include SG&A of ACCENT of $0.8 million and $0.3 million of acquisition-related costs, comprised of transaction and integration costs.

Restructuring Charges

Restructuring charges totaled $1.5 million and $2.3 million for the three and six months ended June 30, 2015, which consisted of the following:

•	$0.2 million for employee and facility related costs related to previously closed facilities;

•	$0.7 million for acquisition related restructuring; and

•	$1.4 million for outsourcing our data centers.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the six months ended June 30, 2015 of approximately $0.3 million of expense primarily consists of approximately $0.4 million of interest expense and amortization of loan fees associated with our lines of credit, which includes $0.2 million associated with prepayment penalties and the write-off of unamortized deferred loan costs related to our previous credit facility, $0.4 million of interest expense related to capital leases. Interest expense was partially offset by a $0.5 million gain on disposal of assets related to relocating a site in the Philippines.

Interest and other income (expense), net for the six months ended June 30, 2014 of approximately $0.1 million of expense includes a gain on disposal of assets related to the sale of our Laramie, Wyoming property of $0.2 million.

Income Tax Expense

Income tax expense during the first half of 2015 was $0.3 million compared to an income tax benefit of $0.2 million in the first half of 2014. Income tax expense is primarily related to our Canadian operations. The income tax benefit in 2014 is primarily due to the impact of intra period allocations from items recorded in other comprehensive income. We are currently operating under tax holidays in Honduras, Jamaica and for certain facilities in the Philippines.

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

As of June 30, 2015, working capital totaled $3.7 million and our current ratio was 1.06:1, compared to working capital of $22.8 million and a current ratio of 1.72:1 at December 31, 2014.

Net cash flows provided by operating activities decreased by approximately $1.5 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to lower earnings of $4.5 million, offset by a $1.9 million increase in cash provided from working capital and an increase in non-cash reconciling items of $1.1 million. The $1.9 million in cash provided by working capital was primarily the result of increased receivables collections. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2015 of $23.0 million primarily consisted of the cash paid to acquire ACCENT of $18.3 million, cash paid for prior period acquisitions of $0.4 million and $5.2 million for capital expenditures, partially offset by proceeds of $0.9 million from the sale of assets related to relocating a site in the Philippines. This compares to net cash used in investing activities for the six months ended June 30, 2014 of $6.3 million was primarily for capital expenditures of $6.8 million related to new facility build-out and expansions, partially offset by proceeds of $0.6 million from the sale of our Laramie, Wyoming property.

Net cash provided by financing activities increased by approximately $23.9 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to net advances on our line of credit of $23.9 million and an increase in proceeds from the exercise of stock options of $0.5 million, partially offset by payments on long-term debt of $0.1 million and capital lease obligations of $0.4 million.

Secured Revolving Credit Facility. In April 2015, we secured a revolving credit facility with BMO Harris Bank N.A. and terminated our $20.0 million secured revolving credit facility with Wells Fargo, which was effective through February 28, 2016.  The credit agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation and $50.0 million, and so long as no default has occurred and with the administrative agent’s consent, we may increase the maximum availability to $70.0 million in $5.0 million increments. After consideration of $28.5 million of borrowings outstanding under the credit facility and certain reserves, our remaining borrowing capacity was $12.2 million at June 30, 2015.

Debt Covenants. Our secured revolving credit facility with BMO Harris Bank N.A. contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at June 30, 2015.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the second quarter of 2015 or prior to filing, except as noted below.
Secured Revolving Credit Facility
In April 2015, we secured a revolving credit facility with BMO Harris Bank ("BMO") and terminated our secured revolving credit facility with Wells Fargo Bank, which was effective through February 28, 2016.  The Credit Agreement is effective April 29, 2015 through April 29, 2020.  The amount that we may borrow under the Credit Agreement is determined by eligible accounts receivable and has an initial availability of $50.0 million, and so long as no default has occurred and with the administrative agent’s consent, we may increase the maximum availability to $70.0 million in $5.0 million increments. Borrowings under the Credit Agreement bear interest at bear interest at one-month LIBOR plus 1.75% to 2.50%, depending on current availability under the Credit Agreement. We will pay letter of credit fees equal to the applicable margin (1.75% to 2.50%) times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment under the Credit Agreement. We granted BMO a security interest in all of our cash and cash equivalents, accounts receivable, general intangibles, owned real property, and equipment and fixtures.  In addition, under the Credit Agreement, we are subject to certain financial covenants, which include 1) maintaining a maximum consolidated fixed charge coverage ratio of 1.10 to 1.00 and 2) limiting non-financed capital expenditures during 2015 to $10.5 million and during each fiscal year thereafter during the term to $10.0 million.

On June 1, 2015, we finalized the acquisition of ACCENT. The purchase price was approximately $18.3 million in cash, which included $2.3 million of working capital adjustments and was financed through our $50.0 million secured revolving credit facility with BMO.

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

We serve many of our U.S.-based clients in non-U.S. locations, such as Canada and the Philippines. Our client contracts are primarily priced and invoiced in USDs, however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively, which represents foreign currency exchange exposure.

In order to hedge our exposure to foreign currency transactions in the CAD and PHP we had outstanding foreign currency exchange contracts as of June 30, 2015 with notional amounts totaling $38.8 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $4.3 million on the underlying exposures of the derivative instruments.

As we increase our operations in international markets, our exposure to potentially volatile movements in foreign currency exchange rates increases. The economic impact of foreign currency exchange rate movements is linked to variability in real growth, inflation, governmental actions and other factors. These changes, if significant, could cause us to adjust our foreign currency risk strategies.

Interest Rate Risk

At June 30, 2015, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended June 30, 2015, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors, except as noted below, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
We may not be able to fully recognize the benefits of our recent acquisition of Accent Marketing Services, L.L.C.
On June 1, 2015, we acquired all the membership interests of Accent Marketing Services, L.L.C. (“ACCENT”) for approximately $18.3 million in cash, which was financed with borrowings under our credit facility.  We may not be able to fully recognize the expected financial benefits, including revenue diversification and cost synergies, from the acquisition.  There can be no assurance that we will be able to successfully integrate the business and there can be no assurance that we will be able to retain the employees and customers of ACCENT, which could adversely affect our ability to obtain the expected benefits from the acquisition.  ACCENT provides contact center services, as well as multi-channel customer engagement solutions and, like us, ACCENT has significant customer concentration in the telecommunications industry, which is subject to the same risks of concentration as our current business.
Our business relies heavily on technology and computer systems, which subjects us to various uncertainties.

We have invested in sophisticated and specialized telecommunications and computer technology and have focused on the application of this technology to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. We have experienced temporary systems interruptions in our IT platform in recent months, including in July 2015.  The root cause of the July interruption, as well as some or all of the earlier interruptions, has now been identified as a bug in the firewall software of a third party vendor. The bug has been remediated. There can be no assurance that any technology or computer system will not encounter outages or disruptions.  When outages occur we may incur remediation expenses, penalties under customer contracts or loss of customer confidence.  Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated as of May 11, 2015, by and among StarTek, Inc. MDC Corporate (US) Inc. and MDC Acquisition Inc. (excluding schedules and exhibits, which StarTek, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request).	8-K	2.1	5/12/2015
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1*	Credit Agreement, by and among StarTek Inc., StarTek Health Services, Inc. and StarTek USA, Inc. as Borrowers and BMO Harris Bank, N.A.
10.2*	First Amendment to Credit Agreement, by and among StarTek, Inc. and BMO Harris Bank, N.A.
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: August 10, 2015
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: August 10, 2015
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)