Form 10-Q
period 2015-09-30
StarTek, Inc.
filed 2015-11-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 4, 2015, there were 15,586,936 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$72,756	$61,438	$199,874	$185,901
Cost of services	69,597	52,393	185,284	162,946
Gross profit	3,159	9,045	14,590	22,955
Selling, general and administrative expenses	9,335	7,503	25,981	23,052
Restructuring charges	889	1,262	3,231	3,504
Operating (loss) income	(7,065)	280	(14,622)	(3,601)
Interest and other (expense) income, net	(421)	362	(758)	216
(Loss) income before income taxes	(7,486)	642	(15,380)	(3,385)
Income tax expense	219	728	569	482
Net loss	$(7,705)	$(86)	$(15,949)	$(3,867)
Other comprehensive income (loss), net of tax:		1
Foreign currency translation adjustments	47	(582)	58	(657)
Change in fair value of derivative instruments	(682)	(905)	78	227
Comprehensive loss	$(8,340)	$(1,573)	$(15,813)	$(4,297)

Net loss per common share - basic and diluted	$(0.49)	$(0.01)	$(1.03)	$(0.25)

Weighted average common shares outstanding - basic and diluted	15,569	15,400	15,504	15,389

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30,	As of December 31,
	2015 (unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$814	$5,306
Trade accounts receivable, net	51,537	46,103
Derivative asset	5	48
Prepaid expenses	3,847	2,257
Other current assets	1,352	794
Total current assets	57,555	54,508
Property, plant and equipment, net	33,706	28,180
Long-term deferred income tax assets	1,345	1,429
Intangible assets, net	8,143	2,609
Goodwill	8,995	4,136
Other long-term assets	3,000	2,931
Total assets	$112,744	$93,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,931	$10,434
Accrued liabilities:
Accrued payroll	10,083	5,522
Accrued compensated absences	2,682	2,309
Other accrued liabilities	1,696	3,040
Line of credit	28,384	4,640
Derivative liability	1,132	1,250
Deferred income tax liabilities	1,083	965
Other current liabilities	5,624	3,512
Total current liabilities	60,615	31,672
Deferred rent	3,834	1,593
Long-term obligations under capital leases	6,701	4,264
Other liabilities	652	1,583
Total liabilities	71,802	39,112
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,586,936 and 15,414,803 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	156	154
Additional paid-in capital	78,128	76,056
Accumulated other comprehensive loss	(689)	(825)
Accumulated deficit	(36,653)	(20,704)
Total stockholders’ equity	40,942	54,681
Total liabilities and stockholders’ equity	$112,744	$93,793

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(15,949)	$(3,867)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,803	7,629
Gains on disposal of assets	(509)	(182)
Gain on dissolution of subsidiary	—	(413)
Share-based compensation expense	1,376	1,207
Amortization of deferred gain on sale leaseback transaction	(168)	(214)
Deferred income taxes	132	955
Changes in operating assets and liabilities:
Trade accounts receivable	3,778	(2,328)
Prepaid expenses and other assets	(1,245)	1,873
Accounts payable	(5,076)	(982)
Accrued and other liabilities	4,488	(723)
Net cash (used in) provided by operating activities	(3,370)	2,955

Investing Activities
Proceeds from note receivable	—	481
Proceeds from sale of assets	982	1,064
Purchases of property, plant and equipment	(6,500)	(9,562)
Cash paid for acquisition of business	(18,326)	—
Cash paid for prior period acquisitions of businesses	(583)	(603)
Net cash used in investing activities	(24,427)	(8,620)

Financing Activities
Proceeds from stock option exercises	552	39
Proceeds from the issuance of common stock	146	89
Proceeds from line of credit	237,840	111,172
Principal payments on line of credit	(214,096)	(109,672)
Principal payments on long-term debt	(276)	(94)
Principal payments on capital lease obligations	(1,203)	(92)
Net cash provided by financing activities	22,963	1,442
Effect of exchange rate changes on cash	342	(214)
Net decrease in cash and cash equivalents	(4,492)	(4,437)
Cash and cash equivalents at beginning of period	$5,306	$10,989
Cash and cash equivalents at end of period	$814	$6,552

Supplemental Disclosure of Noncash Activities
Working capital receivable (see Note 2)	$834	$—
Assets acquired through capital lease	$4,840	$—
Assets acquired through leasehold incentives	$2,600	$—

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of operating results that may be expected during any other interim period of 2015 or the year ending December 31, 2015.
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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16 ("ASU 2015-16"), Simplifying the Accounting for Measurement Period Adjustments. ASU 2015-16 replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. ASU 2015-16 is not expected to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements.

2.  ACQUISITION
On June 1, 2015, we acquired 100% of the membership interests of Accent Marketing Services, L.L.C. ("ACCENT") pursuant to a Membership Interest Purchase Agreement with MDC Corporate (US) Inc. and MDC Acquisition Inc. ACCENT is a business process outsourcing company providing contact center services and customer engagement solutions across six locations in the U.S. and Jamaica. ACCENT’s data-driven approach helps brands maximize their engagement with consumers and enables brands to influence behavior, all while generating a better return on investment across all customer touch points, including phone, online and social media channels. The results of ACCENT's operations have been included in our consolidated financial statements since the acquisition date. ACCENT's customer engagement agency model and platform complements our Ideal Dialogue practice, significantly enhancing our solution set and commitment to results-driven analytics and customer insights for our clients. Accordingly, we paid a premium for ACCENT, resulting in the recognition of goodwill.
On June 1, 2015, consideration in the amount of $18,326, which included $2,326 of estimated working capital, was funded through borrowings from our secured revolving credit facility. See Note 9, "Debt," for further information. During the third quarter and in accordance with the Purchase Agreement, the working capital calculation was finalized and MDC agreed to refund the Company $834 as a result. This amount is accrued as of September 30, 2015 and has been subsequently collected. The purchase price allocation below reflects the final working capital calculation.
We accounted for the acquisition in accordance with ASC 805, Business Combinations, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ACCENT based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change.

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, and therefore are subject to revisions that may result in adjustments to the values presented below:

Amount
Cash	$16,000
Working capital adjustment	1,492
Total allocable purchase price	$17,492

Accounts receivable	9,265
Fixed assets	2,860
Prepaid expenses and other assets	334
Customer relationships	5,240
Trade name	850
Goodwill	4,860
Accounts payable	(5,590)
Other accrued expenses and current liabilities	(327)
Total preliminary purchase price allocation	$17,492

The customer relationships and trade name have estimated useful lives of eight and six years, respectively. The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our global delivery platform and other synergistic benefits. Goodwill of $4,860 was assigned to our Domestic segment.
The amount of ACCENT's revenues and net loss since the acquisition date included in our consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 were as follows:

From June 1, 2015 Through September 30, 2015
Revenues	$22,799
Net loss	$(1,012)
The following table presents the unaudited pro forma information assuming the acquisition of ACCENT occurred on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$72,756	$78,939	$227,009	$239,443
Net loss	$(7,705)	$(1,875)	$(16,968)	$(8,923)
Net loss per common share - basic and diluted	$(0.49)	$(0.12)	$(1.09)	$(0.58)
Weighted average common shares outstanding - basic and diluted	15,569	15,400	15,504	15,389
These amounts have been calculated to reflect the additional amortization and interest expense that would have been incurred assuming the borrowings occurred on January 1, 2014, together with the consequential tax effects.

Acquisition-related costs of approximately $715, and $1,040, comprised of transaction and integration costs, are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015, respectively.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total goodwill of $8,995 is assigned to our Domestic segment. Pursuant to Federal income tax regulations, the goodwill from the ACCENT acquisition will be deductible for tax purposes.

Intangible Assets

The following table presents our intangible assets as of September 30, 2015:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$122	$268	3.27
Customer relationships	7,550	630	6,920	4.26
Trade names	1,050	95	955	3.32
Noncompete agreement	10	10	—	—
	$9,000	$857	$8,143	4.12

Expected future amortization of intangible assets as of September 30, 2015 is as follows:

Year Ending December 31,	Amount
Remainder of 2015	$296
2016	1,150
2017	1,140
2018	1,140
2019	1,131
Thereafter	3,286

4.  RESTRUCTURING CHARGES

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the nine months ended September 30, 2015:

	Jonesboro	Costa Rica	Kansas City	Corporate	Total
Balance as of December 31, 2014	$64	$9	—	$32	$105
Expense (reversal)	(14)	—	96	1,531	1,613
Payments	(36)	(9)	—	(367)	(412)
Balance as of September 30, 2015	$14	$—	$96	$1,196	$1,306

In February 2014, we announced the closure of our Jonesboro, Arkansas facility, which ceased operations in the second quarter of 2014 when the business transitioned to another facility. We established a restructuring reserve of $192 for employee-related costs and recognized additional charges of $609 when the facility closed. The remaining costs are expected to be paid out through 2015. We also recognized a net gain of $256 related to the early termination of our lease.

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

In September 2015, we made the decision to close our Kansas City, Missouri facility. We established a restructuring reserve of $96 for employee-related costs. We expect to close the facility and record additional facility-related restructuring expenses during the fourth quarter.

During 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred restructuring charges of $279. During the three months ended September 30, 2015, we incurred additional restructuring costs of $807 as a result of our integration of ACCENT. We expect to pay these costs through 2015.

During 2014, we moved forward with our initiative to improve our IT platform, including outsourcing our data centers and moving to a hosted solutions model. We recognized $3,156 of restructuring charges through September 30, 2015. No additional transition costs are expected.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted net loss per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,533,403 and 2,289,041 for the three and nine months ended September 30, 2015 and 2014, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom (2)	$16,330	22.4%	$19,594	31.9%	$51,453	25.7%	$57,018	30.7%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc. (1)	$7,422	10.2%	$13,598	22.1%	$26,232	13.1%	$42,695	23.0%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation (2)	$7,590	10.4%	$9,087	14.8%	$24,399	12.2%	$30,824	16.6%

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

On January 25, 2013, we entered into a new MSA with AT&T Services, Inc., which expires December 31, 2015 and may be extended upon mutual agreement, but may be terminated by AT&T with written notice. We are currently negotiating an extension of the contract.

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

We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses. Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and nine months ended September 30, 2015 and 2014, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2015:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	6,390	$5,233
Philippine Peso	846,330	18,722
		$23,955

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, "Fair Value Measurements," and are reflected as separate line items in our consolidated balance sheets.

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

Restructuring Charges

Accrued restructuring costs were valued using a discounted cash flow model.  Significant assumptions used in determining the amount of the estimated liability for closing a facility are the estimated liability for future lease payments on vacant facilities and the discount rate utilized to determine the present value of the future expected cash flows. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in the consolidated statements of operations and comprehensive loss.

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

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$5	$—	$5
Total fair value of assets measured on a recurring basis	$—	$5	$—	$5

Liabilities:
Foreign exchange contracts	$—	$1,132	$—	$1,132
Total fair value of liabilities measured on a recurring basis	$—	$1,132	$—	$1,132

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$48	$—	$48
Total fair value of assets measured on a recurring basis	$—	$48	$—	$48
Liabilities:
Foreign exchange contracts	$—	$1,250	$—	$1,250
Total fair value of liabilities measured on a recurring basis	$—	$1,250	$—	$1,250

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$1,305	$1,305
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$1,305	$1,305

	Liabilities Measured at Fair Value on a Non-Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Accrued restructuring costs	$—	$—	$105	$105
Total fair value of liabilities measured on a non-recurring basis	$—	$—	$105	$105

9. DEBT

Secured Revolving Credit Facility

On April 29, 2015, we entered into a secured revolving credit facility ("Credit Agreement") with BMO Harris Bank N.A. ("Administrative Agent") and terminated our $20,000 secured revolving credit facility with Wells Fargo, which was effective through February 28, 2016.  All amounts owed under the Wells Fargo credit facility were repaid with borrowings under the Credit Agreement in the amount of approximately $9,300, which included an early termination fee in the amount of $100.

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

We granted the Administrative Agent a security interest in substantially all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, and equipment and fixtures. In addition, under the

Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a maximum consolidated fixed charge coverage ratio of 1.10 to 1.00 if a reporting trigger period commences and 2) limiting non-financed capital expenditures during 2015 to $10,500 and during each fiscal year thereafter during the term to $10,000. We were in compliance with all such covenants as of September 30, 2015. We had $28,384 of outstanding borrowings on our credit facility at September 30, 2015. In November 2015, we entered into a second amendment to the Credit Agreement (see Note 13).

Financing Agreement

We entered into a financing agreement for the purchase of certain software licenses and related hardware for approximately $1,000, which were delivered and placed into service in April 2014. Monthly payments commenced July 2014. As of September 30, 2015, the current and long-term portion was $394 and $208, respectively, and at December 31, 2014, the current and long-term portion was $373 and $506, respectively. The amounts are included in other current liabilities and other liabilities on the consolidated balance sheets.

Capital Lease Obligations

We had long-term obligations under capital leases of $6,701 and $4,264 as of September 30, 2015 and December 31, 2014, respectively. Long-term obligations under capital leases previously presented for prior periods have been reclassified to conform to the current presentation. The current obligations under capital leases of $1,708 and $810 as of September 30, 2015 and December 31, 2014, respectively, are included in other current liabilities on the consolidated balance sheets. The related assets are included in property, plant and equipment in the consolidated balance sheets.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for stock option awards and restricted stock for the three and nine months ended September 30, 2015 was $463 and $1,376, respectively, and for the three and nine months ended September 30, 2014 was $343 and $1,207, respectively, and is included in selling, general and administrative expense.  As of September 30, 2015, there was $1,859 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2014	$1,486	$(2,311)	$(825)
Foreign currency translation	59	—	59
Reclassification to operations	—	1,825	1,825
Unrealized gains (losses)	—	(1,748)	(1,748)
Balance at September 30, 2015	$1,545	$(2,234)	$(689)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Losses on cash flow hedges
Foreign exchange contracts	$682	$324	$1,682	$2,215	Cost of services
Foreign exchange contracts	62	17	143	152	Selling, general and administrative expenses
Total reclassifications for the period	$744	$341	$1,825	$2,367

12.  SEGMENT INFORMATION

We operate our business within three reportable segments: Domestic, Nearshore, and Offshore, which are based on the geographic regions in which our services are rendered. Commencing in the second quarter of 2015, the Asia Pacific segment was renamed Offshore, which includes our Philippines operations, and the Latin America segment was renamed Nearshore, which includes our Honduras and Jamaica operations.  These revised reportable segments better align with our strategic approach to the markets and customers we serve. As of September 30, 2015, our Domestic segment included the operations of fourteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica. Operations at our facility in Costa Rica, which were included in our Nearshore segment, ceased in August 2014.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three and nine months ended September 30, 2015 and 2014 is as follows:

	For the Three Months Ended September 30,
	2015	2014
Revenue:
Domestic	$44,552	$30,703
Offshore	17,141	22,469
Nearshore	11,063	8,266
Total	$72,756	$61,438

Gross profit:
Domestic	$316	$3,041
Offshore	1,236	5,082
Nearshore	1,607	922
Total	$3,159	$9,045

	For the Nine Months Ended September 30,
	2015	2014
Revenue:
Domestic	$117,281	$94,941
Offshore	55,599	64,558
Nearshore	26,994	26,402
Total	$199,874	$185,901

Gross profit:
Domestic	$4,940	$10,225
Offshore	5,569	11,316
Nearshore	4,081	1,414
Total	$14,590	$22,955

13.  SUBSEQUENT EVENT

On November 6, 2015, we entered into a second amendment to our Credit Agreement with BMO Harris Bank N.A. (the "Lender"). The amendment modifies the financial covenants for the fourth quarter 2015 and replaces the fixed charge coverage ratio with a Consolidated EBITDA covenant and modifies the Consolidated EBITDA definition. The Consolidated EBITDA covenants for each month of the fourth quarter 2015 are $709, $1,299 and $2,090 for October, November and December, respectively. The Lender also agreed to engage in discussions regarding revised financial covenants for 2016 upon our delivery to the Lender of our 2016 projections. The amendment also modified the covenant limiting our non-financed capital expenditures during 2015 to $7,500 and $5,000 for each year thereafter.

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

As of September 30, 2015, our Domestic segment included the operations of fourteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Kansas City, Missouri
In September 2015, we made the decision to close our Kansas City, Missouri facility. We expect to cease operations in the fourth quarter.

Hamilton, Ohio
We began operations in Hamilton, Ohio in July 2015.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended September 30,
	2015		2014
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$44,552	61.2%	$30,703	50.0%
Cost of services	44,236	63.6%	27,662	52.8%
Gross profit	$316	10.0%	$3,041	33.6%
Gross profit %	0.7%		9.9%
Offshore:
Revenue	$17,141	23.6%	$22,469	36.6%
Cost of services	15,905	22.9%	17,387	33.2%
Gross profit	$1,236	39.1%	$5,082	56.2%
Gross profit %	7.2%		22.6%
Nearshore:
Revenue	$11,063	15.2%	$8,266	13.5%
Cost of services	9,456	13.6%	7,344	14.0%
Gross profit	$1,607	50.9%	$922	10.2%
Gross profit %	14.5%		11.2%
Company Total:
Revenue	$72,756	100.0%	$61,438	100.0%
Cost of services	69,597	100.0%	52,393	100.0%
Gross profit	$3,159	100.0%	$9,045	100.0%
Gross profit %	4.3%		14.7%

Revenue

Revenue increased by $11.4 million, from $61.4 million to $72.8 million in the third quarter of 2015. This includes ACCENT revenue of $17.3 million. The Domestic segment increase of $13.8 million was due to $14.2 million from the acquisition of ACCENT and $9.4 million of new business and growth from existing clients, partially offset by $7.6 million of volume reductions and $2.2 million of lost programs. Offshore revenues declined by $5.3 million due to $5.4 million of volume reductions, $1.5 million of lost programs and $0.7 million of price reductions, partially offset by $2.3 million of growth from existing and new clients. The increase in the Nearshore segment of $2.8 million was due to $1.4 million of growth from existing and new clients in our Honduras facilities and $3.1 million of revenue from our Jamaica facility, partially offset by $1.7 million of volume reductions.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue decrease of 10.4% was primarily due to the dilutive effects of both the ACCENT acquisition and new capacity added in late 2014, coupled with lower than expected call volumes. Domestic gross profit as a percentage of revenue decreased to 0.7% in 2015 from 9.9% in 2014 primarily due to the dilutive effects of the ACCENT acquisition and the aforementioned lower call volumes. The Offshore decline of 15.4% was primarily due to under-utilized capacity added during 2014. Nearshore gross profit increased by $0.7 million, or 3.3% as a percentage of revenue, due to the closure of Costa Rica, continuing increased capacity utilization in Honduras and the benefit of our new Jamaica facility.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Nine Months Ended September 30,
	2015		2014
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$117,281	58.7%	$94,941	51.1%
Cost of services	112,341	60.6%	84,716	52.0%
Gross profit	$4,940	33.9%	$10,225	44.5%
Gross profit %	4.2%		10.8%
Offshore:
Revenue	$55,599	27.8%	$64,558	34.7%
Cost of services	50,030	27.0%	53,242	32.7%
Gross profit	$5,569	38.2%	$11,316	49.3%
Gross profit %	10.0%		17.5%
Nearshore:
Revenue	$26,994	13.5%	$26,402	14.2%
Cost of services	22,913	12.4%	24,988	15.3%
Gross profit	$4,081	28.0%	$1,414	6.2%
Gross profit %	15.1%		5.4%
Company Total:
Revenue	$199,874	100.0%	$185,901	100.0%
Cost of services	185,284	100.0%	162,946	100.0%
Gross profit	$14,590	100.0%	$22,955	100.0%
Gross profit %	7.3%		12.3%

Revenue

Revenue increased by $14.0 million, from $185.9 million to $199.9 million in the first nine months of 2015. This includes ACCENT revenue of $22.8 million. The Domestic segment increase of $22.3 million was due to $35.0 million of new business and growth from existing programs and $18.8 million from the acquisition of ACCENT, partially offset by $26.0 million of volume reductions, $2.7 million of lost programs, $1.7 million of price reductions and $1.1 million due to site closures. Offshore revenues declined by $8.9 million due to $12.3 million of volume reductions, $2.9 million of lost programs and $0.8 million of price reductions, partially offset by $7.1 million of growth from existing and new clients. The increase in the Nearshore segment of $0.6 million was due to $3.8 million of growth from existing and new clients in our Honduras facilities and $4.0 million of revenue from our Jamaica facility, partially offset by $3.8 million of volume reductions and $3.4 million reduction due to the closure of Costa Rica.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue decrease of 5.0% was primarily due to the dilutive effects of both the ACCENT acquisition and new capacity added in late 2014, coupled with lower than expected call volumes. Domestic gross profit as a percentage of revenue decreased to 4.2% in 2015 from 10.8% in 2014 primarily due to the dilutive effects of the ACCENT acquisition, changes in mix of business and volume reductions. The Offshore decline of 7.5% was primarily due to under-utilized capacity added during 2014. Nearshore gross profit increased by $2.7 million, or 9.7% as a percentage of revenue, due to the closure of Costa Rica, continuing increased capacity utilization in Honduras and the benefit of our new Jamaica facility.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended September 30, 2015 and 2014.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative ("SG&A") expenses increased to 12.8% from 12.2% during the third quarter of 2014. On a year-to-date basis, such expenses as a percentage of revenue increased to 13.0% from 12.4% in 2014. For the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, SG&A expenses increased $1.8 million and $2.9 million, respectively, primarily due to the acquisition of ACCENT. The increases include ACCENT SG&A of $1.3 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. SG&A also includes $0.7 million and $1.0 million of acquisition-related costs, comprised of transaction and integration costs, for the three and nine months ended September 30, 2015, respectively.

Restructuring Charges

Restructuring charges totaled $0.9 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, restructuring charges consisted of the following:

•	$0.3 million for employee- and facility-related costs related to closed facilities;

•	$1.5 million for corporate restructuring primarily due to the ACCENT acquisition; and

•	$1.4 million for outsourcing our data centers.

Restructuring charges totaled $1.3 million and $3.5 million for the three and nine months ended September 30, 2014, respectively. For the nine months ended September 30, 2014, restructuring charges consisted of the following:

•	$0.5 million for employee-related and facility-related costs due to the closure of the Jonesboro, Arkansas facility;

•	$1.4 million for employee-related costs and facility-related costs due to the closure of the Heredia, Costa Rica facility;

•	$0.3 million for corporate restructuring; and

•	$1.3 million for outsourcing our data centers.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the nine months ended September 30, 2015 of approximately $0.7 million of expense primarily consists of approximately $0.5 million of interest expense and amortization of loan fees associated with our lines of credit, which includes $0.2 million associated with prepayment penalties and the write-off of unamortized deferred loan costs related to our previous credit facility, and $0.7 million of interest expense related to capital leases. Interest expense was partially offset by a $0.5 million gain on disposal of assets.

Interest and other income (expense), net for the nine months ended September 30, 2014 of approximately $0.2 million of income includes a gain on disposal of assets related to the sale of our Laramie, Wyoming property of $0.2 million and a gain of $0.4 million related to the currency translation adjustment balance that was previously recorded within stockholders’ equity for a dormant subsidiary we dissolved during the three months ended September 30, 2014, partially offset by interest expense of $0.4 million, which includes $0.2 million related to a sale leaseback transaction and $0.1 million related to interest on our credit facility.

Income Tax Expense

Income tax expense was $0.6 million and $0.5 million for the first nine months of 2015 and 2014, respectively. Income tax expense is primarily related to our Canadian operations. We are currently operating under tax holidays in Honduras, Jamaica and for certain facilities in the Philippines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities and available borrowings under our revolving credit facility.  We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions.  Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit periodically for ongoing working capital needs.  Recently, we negotiated modifications to our credit facility to provide additional flexibility to meet our liquidity needs through December 31, 2015 and into 2016; however, we will need to negotiate the specific financial metrics for 2016 and future periods.

Due to the timing of certain year-end and early 2016 disbursements, we will need to manage cash efficiently and may need to access additional short-term borrowing through the first quarter of 2016, and we expect that our cash from operations and available capital resources will again be sufficient to satisfy our cash requirements by the second quarter of fiscal 2016.  We are evaluating several alternatives for managing our cash, and believe that multiple alternatives exist that ensure sufficient cash flow. There can be no assurance that, if we determine it is necessary, any additional financing would be possible or could be obtained on favorable terms.  If we were not able to obtain such access to capital, we may not be able to satisfy our cash needs.

As of September 30, 2015, we had a working capital deficit of $3.1 million, compared to working capital of $22.8 million as of December 31, 2014.

Net cash flows used in operating activities for the nine months ended September 30, 2015 was $3.4 million compared to net cash flows provided by operating activities of $3.0 million for the nine months ended September 30, 2014, primarily due to lower earnings of $12.1 million, partially offset by a $4.1 million increase in cash provided from working capital and an increase in non-cash reconciling items of $1.6 million. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2015 of $24.4 million primarily consisted of the cash paid to acquire ACCENT of $18.3 million, cash paid for prior period acquisitions of $0.6 million and $6.5 million for capital expenditures, partially offset by proceeds of $1.0 million from the sale of assets. This compares to net cash used in investing activities for the nine months ended September 30, 2014 of $8.6 million, which primarily consisted of capital expenditures of $9.6 million related to new facility build-out and expansions, partially offset by proceeds of $1.1 million from the sale of our Laramie, Wyoming property and the sale of other miscellaneous assets at various facilities.

Net cash provided by financing activities increased by approximately $21.5 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to net advances on our line of credit of $22.2 million and an increase in proceeds from the exercise of stock options of $0.6 million, partially offset by payments on long-term debt of $0.2 million and capital lease obligations of $1.1 million.

Secured Revolving Credit Facility. In April 2015, we secured a revolving credit facility with BMO Harris Bank N.A. and terminated our $20.0 million secured revolving credit facility with Wells Fargo, which was effective through February 28, 2016.  The new credit agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation and $50.0 million, and so long as no default has occurred and with the administrative agent’s consent, we may increase the maximum availability to $70.0 million in $5.0 million increments. After consideration of $28.4 million of borrowings outstanding under the credit facility and certain reserves, our remaining borrowing capacity was $6.3 million at September 30, 2015.

Debt Covenants. Our secured revolving credit facility with BMO Harris Bank N.A. contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We were in compliance with all debt covenants at September 30, 2015.

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the third quarter of 2015.

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

We serve many of our U.S.-based clients in non-U.S. locations, such as Canada and the Philippines. Our client contracts are primarily priced and invoiced in USDs; however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively, which represents foreign currency exchange exposure.

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency exchange contracts as of September 30, 2015 with notional amounts totaling $24.0 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $2.5 million on the underlying exposures of the derivative instruments.

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

Interest Rate Risk

At September 30, 2015, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended September 30, 2015, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

Entry into a Material Definitive Agreement

On November 6, 2015, we entered into a second amendment to our Credit Agreement with BMO Harris Bank N.A. (the "Lender"). The amendment modifies the financial covenants for the fourth quarter 2015 and replaces the fixed charge coverage ratio with a Consolidated EBITDA covenant and modifies the Consolidated EBITDA definition. The Consolidated EBITDA covenants for each month of the fourth quarter 2015 are $709, $1,299 and $2,090 for October, November and December, respectively. The Lender also agreed to engage in discussions regarding revised financial covenants for 2016 upon our delivery to the Lender of our 2016 projections. The amendment also modified the covenant limiting our non-financed capital expenditures during 2015 to $7,500 and $5,000 for each year thereafter.

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

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated as of May 11, 2015, by and among StarTek, Inc. MDC Corporate (US) Inc. and MDC Acquisition Inc. (excluding schedules and exhibits, which StarTek, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request).	8-K	2.1	5/12/2015
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1*	Second Amendment to Credit Agreement, by and among BMO Harris Bank N.A, and StarTek, Inc.
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lisa A. Weaver pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: November 6, 2015
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ LISA A. WEAVER	Date: November 6, 2015
Lisa A. Weaver
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)