Form 10-K
period 2015-12-31
StarTek, Inc.
filed 2016-03-14
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2015 was approximately $73.1 million. As of March 8, 2016, there were 15,699,398 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2016 annual meeting of stockholders, which will be filed within 120 days after the registrant's fiscal year ended December 31, 2015.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

ITEM 1. BUSINESS

BUSINESS OVERVIEW

STARTEK is a customer engagement business process outsourcing (BPO) services provider, delivering customer care solutions in a different and more meaningful way. We use “engagement” design principles vs. traditional contact center methods, resulting in added value services that create deeper customer relationships through better customer insights and interactions for our clients. Our unique approach to Omni Channel Design and Service, Training Innovation and Analytics, allows STARTEK to deliver full life-cycle care solutions through our engagement centers around the world. Our employees, whom we call Brand Warriors, are at the forefront of our customer engagement services and represent our greatest asset. For over 25 years, STARTEK Brand Warriors have been committed to enhancing the customer experience, providing higher value and making a positive impact for our clients’ business results.

Our vision is to be the most trusted global service provider to customer-centric companies who are looking for more effective ways to engage their customers, on their terms and preferred channels with solutions that are not always available via traditional “contact center” companies.

The STARTEK Advantage System, the sum total of our customer engagement culture, customized solutions and processes, allows us to always remain focused on enhancing our clients’ customer experience, increasing customer lifetime value (CLV) and reducing total cost of ownership. STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We service client programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, IVR and back-office support.  STARTEK has engagement centers in the United States, Canada, Honduras, Jamaica, and the Philippines.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore, and Offshore.  As of December 31, 2015, our Domestic segment included the operations of thirteen facilities in the United States and one facility in Canada; our Offshore segment included the operations of four facilities in the Philippines; and our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. Operations at our facility in Costa Rica, which were included in our Nearshore segment, ceased in August 2014. The segment information included in Item 8, Note 16 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

SERVICE OFFERINGS

We provide customer experience management throughout the life cycle of our clients’ customers.  These service offerings include customer care, sales support, inbound sales, complex order processing, accounts receivable management, technical and product support, up-sell and cross-sell opportunities and other industry-specific processes.  We provide these services by leveraging technology, agent performance tools, analytics multi-channel services and self-help applications to enable and empower our Brand Warriors.

Technical and Product Support.  Our technical and product support service offering provides our clients’ customers with high-end technical support services through customer preferred channels (telephone, e-mail, chat, facsimile and Internet), 24 hours per day, seven days per week. Technical support inquiries are generally driven by a customer’s purchase and use of a product or service, or by a customer’s need for ongoing technical assistance.

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

Receivables Management.  We provide first and third party collections services directly for our clients. We provide these services for our clients in the telecommunication, cable and media and healthcare industries. Our Brand Warriors help our clients reduce bad debt write-offs and recover past due balances in an efficient, compliant and empathetic manner, which promotes and protects our clients' brand and helps them retain customers.

Healthcare Services. Healthcare services focus on four major segments of the market: providers, payers, pharmaceutical and medical devices. Our service offerings include customer care, sales support, accounts receivable management, remote patient care and medical triage. Our healthcare professionals include licensed RN's who compliantly support patients and doctors with their healthcare service needs.

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

Additional Services. We provide other industry-specific processes, including training curriculum development, workforce management, customer analytics, quality monitoring services, and dispositions. These services include technology enabled and human interactions.

Our Solutions Team engages with clients to understand their specific goals and anticipate the needs of their customers.  By leveraging the STARTEK Advantage System, the Team customizes solutions to meet clients' goals.

CUSTOMER TRENDS

Our clients are increasingly focused on improving customer engagement and reducing total overall cost of ownership.  STARTEK delivers a high level of customer satisfaction, as evidenced by our clients’ customer service awards and our ranking relative to other outsourced partners.  Our clients also value a combination of onshore, nearshore, and offshore delivery platforms to optimize customer support costs.

Clients are also trying to decrease the number of contacts it takes for their customers to enjoy their products or services as well as increasing the channel options that are available.  Process improvement and a push for more Omni Channel solutions has driven further efficiencies for resolution of those contact issues. We are committed to delivering solutions through which we partner with our clients to achieve and deliver these efficiency gains.  We believe we are positioned to benefit from this trend as we have developed a comprehensive suite of services and multi-channel solutions that will drive continuous improvement and customer experience on front and back-office transactions.

KEY COMPETITIVE DIFFERENTIATORS

STARTEK Advantage System

Our culture, “Customer Engagement” Operating Platform and custom solutions for every client program combined with our continuous improvement process is the sum total of our STARTEK Advantage System.  The STARTEK Advantage System empowers and enables our leaders to constantly look for new ways to deliver consistent execution of operational results while meeting and/or exceeding our clients’ current and future critical business requirements.

STARTEK’s culture is built on trust and servant leadership. Servant leadership puts the employees first and leads with a focus on solving problems and promoting personal development.   We are a gathering of like-minded professionals determined to make a positive impact for our employees, our clients and our stakeholders.

STARTEK’s “Customer Engagement” Operating Platform provides the core processes that allow us to be consistent in our service offering across sites and geographies.  It includes execution and innovation in every area of the operation including on-boarding and enabling employees, executing against goals, evaluating and improving performance, and enhancing the total experience of our clients’ customers.

STARTEK deploys solutions that leverage what we know, what we have learned from experience across a breadth of clients and industries, and what we hear and understand from the market and most importantly our clients.  We will deliver the right people with the right leadership enabled by the right technology and empowered by the right tools to make a meaningful impact on each and every one of our clients’ businesses. The acquisition of Ideal Dialogue gives us the ability to offer a solution for improving customer interactions and, subsequently, customer satisfaction. Ideal Dialogue has developed a unique methodology for training and measuring how we can better engage with customers to improve the customer experience. The acquisition of ACCENT has given us added insights and analytics as well social service capabilities.

We offer a variety of customer engagement management solutions that provide front to back-office capabilities utilizing the right delivery platform including onshore, nearshore, and offshore alternatives. We also offer multi-channel customer interactions, including voice, chat, email and social media.  We believe that we are differentiated by our client centric culture, operational flexibility, customer engagement methodology, added value approach and most importantly, the quality of execution and results.

Customization

STARTEK is passionate about our client’s current and future objectives. Our solution configuration is aligned with our clients’ unique requirements but more importantly, the desired outcomes they are looking for.  We are flexible and keenly aware that in designing solutions around clients’ strategic goals is critical. Not only do we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology, we provide front and back end analytics to develop the right solution and proprietary quality assurance tools that ensure a “closed loop” improvement cycle that is easy to measure and manage.

Consistent Performance

Performance is core to the STARTEK Operating Platform.  Our clients expect consistent performance against the fundamentals of the business no matter the location or method of the service delivery.  The operating platform sets the stage for us to drive continuous improvement and focus on the added-value aspects of our clients’ businesses.

Cost Competitive

We are confident in our ability to be cost competitive with solutions that meet our clients’ needs. Through clearly understanding their needs and striving to reach goal congruency, we can assure that our collective financial goals are aligned in the most efficient way.

STRATEGY

STARTEK views successful outsourcing partnerships as those that strike a balance by delivering a better customer experience to clients through an efficient, effective and ever improving support model while generating a fair return for our stakeholders.  The STARTEK Advantage System and Brand Warrior mindset is behind everything we do. Our managers and customer engagement specialists all have a STARTEK Brand Warrior mindset, because they are on the front lines for our clients’ brands and have the opportunity to create and improve loyalty for our clients’ products and services each and every day. Our mission is to return value to our stakeholders by promoting and protecting our clients' brands by enabling and empowering us, as Brand Warriors, through servant leadership. Our clients’ business objectives become our business objectives, as we seek to become their trusted partner.  Every day, we strive to better understand our clients’ markets and competitive challenges so that we can play a more effective role as trusted partner and success driver in their businesses.  We seek to build customer loyalty and reduce clients' costs through specific actionable continuous improvement efforts in all areas.  We believe that empowering and enabling our engagement center management and front line employees is the most important way we can deliver the best possible consistent customer experience.  STARTEK’s leadership team is committed to driving year-over-year continuous improvement and constantly striving for the success of our clients’ businesses.

We seek to become the trusted partner to our clients and provide meaningful, impactful customer engagement business process outsourcing ("BPO") services. Our approach is to develop relationships with our clients that are truly collaborative in nature where we are focused, flexible and proactive to their business needs.  The end result is the delivery of the highest quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

•grow our existing client base by deepening and broadening our relationships,
•diversify our client base by adding new clients and verticals
•improve our market position by becoming the leader in customer engagement services
•improve profitability through operational improvements, increased utilization and higher margin accounts
•expand our global delivery platform to meet our clients' needs,
•broaden our service offerings through more innovative, technology-enabled and added-value solutions

During 2015, STARTEK acquired Accent Marketing Services, L.L.C. ("ACCENT"), a business process outsourcing company with a business model that focuses on data, analytics, and interaction with customers and their constituents to provide excellent service. ACCENT's business model and attention to customer engagement provides an excellent complement to STARTEK's Ideal Dialogue practice. Additionally, the acquisition of ACCENT expands our footprint into Jamaica and enhances our flexibility in meeting customer demands, including more use of internet-based customer service delivery.

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

INDUSTRY

The worldwide outsourced customer care services industry is now projected to be over $72 billion and growing at over 5% per year.  Over the past several years, companies handling their own customer care requirements has continued to decrease.  Clients are recognizing the value and expertise that can be found by outsourcing activities, such as those we provide.  Outsourcing allows them to focus on core competencies, leverage economies of scale and control variable costs of their business while accessing new technology and trained expert personnel.  We believe outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.  The industry continues to be very fragmented with the largest competitors combined capturing less than 7% of the global market.

COMPETITION

We compete with a number of companies that provide similar services on an outsourced basis, including business process outsourcing companies such as Teleperformance; Convergys Corporation; Transcom; Expert Global Solutions; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc. and Alorica.  We compete with the aforementioned companies for new business and for the expansion of existing business within the clients we currently serve.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as our ability to add value to our clients' business.  We believe our success is contingent more on our targeted service offering and performance delivery to our clients than our overall size.  Several of our competitors merged during the last three years, which increased the size and reach of those competitors, which may affect our competitive position.  There are also many companies actively pursuing sale so further consolidation in the industry is expected.  There are integration challenges involved in consolidations, which may provide us with an opportunity to deliver superior customer service to existing and new clients. We have maintained an opportunistic view of acquisitions, primarily focused on diversification and strategic value in line with our strategic plan.

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

CLIENTS

We provide service to clients from locations in the United States, Canada, Honduras, Jamaica, and the Philippines. Approximately 47% of our revenue is derived from clients within the telecommunications industry and 25% from clients within the cable and media industry.

Our three largest customers, T-Mobile USA, Inc. (“T-Mobile”), AT&T Inc. (“AT&T”) and Comcast Cable Communications Management, LLC ("Comcast"), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of a large program from one of these clients, a significant reduction in the amount of business we receive from a principal client, renegotiation of pricing on several programs simultaneously for one of these clients, the delay or termination of a principal clients’ product launch or service offering, or the complete loss of one or more of these principal clients would adversely affect our business and our results of operations (See Item 1A. "Risk Factors"). The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2015	2014	2013
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	24.6%	30.7%	27.7%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	12.4%	22.1%	25.3%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation	11.3%	16.3%	19.8%

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

On January 25, 2013, we entered into a new master services agreement with AT&T Services, Inc., that was scheduled to expire on December 31, 2015 and has been extended through June 30, 2016, but may be terminated by AT&T with written notice. Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire on various dates prior to 2018.

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

EMPLOYEES AND TRAINING

As of December 31, 2015, we employed approximately 14,500 employees. Approximately 5,300 were employed in the United States and approximately 9,200 were employees in foreign countries. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2015. We believe the overall relations with our workforce are good.

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

Revenue from our three largest clients, T-Mobile, AT&T and Comcast, accounted for 24.6%, 12.4% and 11.3%, respectively, of our revenues for the year ended December 31, 2015.

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to replace the revenue on a timely basis. Loss of a principal client could result from many factors, including consolidation or economic downturns in our clients' industries, as discussed further below.

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

Client consolidation could result in a loss of business that would adversely affect our operating results.

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

Although we currently conduct operations in Canada, Honduras, Jamaica, the Philippines and the United States, we do not have a wide geographic diversity. Our lack of such diversity could adversely affect our business if one or more of our customers decide to move their existing business process outsourcing services offshore. It may also limit our ability to gain new clients that may require business process service providers to have this greater flexibility across differing geographies.

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

We may incur impairment losses and restructuring charges in future years related to any additional closures. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

If client demand declines due to economic conditions or otherwise, we would not leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Our foreign operations subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business outside the United States we are exposed to market risk from changes in the value of the Canadian dollar, Honduran lempira, the Jamaican dollar, and the Philippine peso. Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations and, therefore, may negatively impact our results of operations and financial condition. The revenue we earn is generally priced and invoiced in U.S. dollars, but the costs under those contracts may be denominated in Canadian dollars, Philippine pesos and, to a lesser extent, the Honduran lempira and Jamaican dollar. Therefore, the fluctuations in the U.S. dollar to these currencies can cause significant fluctuations in our results of operations. We engage in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar and the Philippine peso. During 2015, we did not enter into hedging agreements for the Honduran lempira or the Jamaican dollar. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from further strengthening of these currencies against the U.S. dollar.
Our foreign operations are subject to social, political and economic risks that differ from those in the United States.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2015, we generated approximately 39.8% or $112.2 million of our revenue from operations outside the United States. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing operations in certain regions;

•	differing employment practices and labor issues;

•	local businesses and cultural factors that differ from our usual standards and practices;

•	volatility in currencies;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements and other laws;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	political instability, uncertainty over property rights, civil unrest, political activism or the continuation or escalation of terrorist activities; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.
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

Failure to attract and retain key management personnel may adversely impact our strategy execution and financial results.

Our ability to attract, successfully integrate and retain key management personnel could have a significant impact on our ability to compete or to execute on our business strategy. Changes in key management personnel may temporarily disrupt our operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to attract, motivate and retain key management personnel.

Our strategy depends on companies continuing to outsource non-core services.

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

We have invested in sophisticated and specialized telecommunications and computer technology and have focused on the application of this technology to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. We experienced temporary systems interruptions in our IT platform during 2015.  The root cause of some or all of the interruptions was identified as a bug in the firewall software of a third party vendor. The bug has been remediated. There can be no assurance that any technology or computer system will not encounter outages or disruptions.  When outages occur we may incur remediation expenses, penalties under customer contracts or loss of customer confidence.  Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

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

The Fair Debt Collection Practices Act ("FDCPA") regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person, which includes our recently acquired debt collection business. Certain of the accounts receivable handled by this business are subject to the FDCPA. Many states impose additional requirements on debt collection communications and some of those requirements may be more stringent than the federal requirements. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in most U.S. states.  Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions.  We could be subject to fines or other penalties if it is determined to have violated the FDCPA, the Fair Credit Reporting Act or analogous state laws, which could make it more difficult to retain existing customers or attract new customers and could otherwise harm our business.

When we make acquisitions, we could encounter difficulties that harm our business.
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

Our secured revolving credit facility contains certain affirmative and negative covenants that may limit or restrict our ability to engage in certain activities, including but not limited to, making certain investments, limiting capital expenditures, incurring additional indebtedness, and engaging in mergers and acquisitions. If we are not able to meet these covenants, our ability to respond to changes in the business or economic conditions may be limited, and we may be unable to engage in certain activities that otherwise may be beneficial to our business. We can provide no assurance that we will be able to meet the financial covenants under our credit facility, or that in the event of noncompliance, that we will be able to obtain waivers or amendments from our lender. If we fail to comply with the terms of the agreement, our lender could decide to call any amounts outstanding immediately, and there can be no assurance that we would have adequate resources or collateral to satisfy the demand. Any such scenario would have a material adverse impact on our financial condition.

Our largest stockholder has the ability to significantly influence corporate actions.

A. Emmet Stephenson, Jr., one of our co-founders, owns approximately 19.0% of our outstanding common stock. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson beneficially owns 10% or more (but less than 30%) of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board, although he has not currently exercised this right. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson's hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2015, we had operating centers in the following cities, containing in the aggregate approximately 978,000 square feet:

Properties	Approximate Square Feet
Domestic:
U.S. Facilities
Bismarck, North Dakota	3,200
Colorado Springs, Colorado	41,000
Farmington, Missouri	33,800
Grand Junction, Colorado	54,500
Greeley, Colorado	35,000
Greenwood Village, Colorado	14,100
Hamilton, Ohio	40,200
Hot Springs, Arkansas	38,800
Jeffersonville, Indiana	34,000
Lutz, Florida	6,300
Lynchburg, Virginia	41,300
Mansfield, Ohio	50,000
Myrtle Beach, South Carolina	54,500
Tell City, Indiana	25,280
Canadian Facilities
Kingston, Ontario	49,000
Offshore:
Philippine Facilities
Angeles City, Philippines	61,100
Frontera Verde, Philippines	99,200
Iloilo, Philippines	97,400
Makati City, Philippines	78,400
Nearshore:
Honduras Facilities
San Pedro Sula, Honduras	65,200
Tegucigalpa, Honduras	30,100
Jamaican Facility
Kingston, Jamaica	25,300

All the above facilities are leased. Sites that are not currently operating as of December 31, 2015 are not included in the list above.

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

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE for the periods shown:

	High	Low
2015
First Quarter	$10.12	$7.40
Second Quarter	$8.51	$5.75
Third Quarter	$6.05	$2.86
Fourth Quarter	$4.72	$3.25
2014
First Quarter	$7.15	$6.01
Second Quarter	$7.83	$6.65
Third Quarter	$7.85	$6.51
Fourth Quarter	$9.85	$7.18
2013
First Quarter	$5.99	$3.93
Second Quarter	$7.24	$4.14
Third Quarter	$6.51	$4.58
Fourth Quarter	$6.60	$5.84

HOLDERS OF COMMON STOCK

As of March 8, 2016, there were approximately 27 recordholders and 15,699,398 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return on our common stock over the past five years with the cumulative total return of the New York Stock Exchange Composite Index ("NYSE Composite") and of the Russell 2000 Index

("Russell 2000") over the same period. We do not believe stock price performance shown on the graph is necessarily indicative of future price performance.

The information set forth under the heading "Stock Performance Graph" is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included in Item 8, "Financial Statements and Supplementary Financial Data," of this Form 10-K. Additionally, the following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Item 7.

	Year Ended December 31,
Consolidated Statement of Operations Data	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenue	$282,134	$250,080	$231,257	198,092	219,493
Cost of services	257,830	219,608	206,932	175,095	203,284
Gross profit	24,304	30,472	24,325	22,997	16,209
Selling, general and administrative expenses	34,427	31,397	28,828	29,645	37,334
Impairment losses and restructuring charges, net	3,890	3,965	94	4,066	5,496
Operating loss	(14,013)	(4,890)	(4,597)	(10,714)	(26,621)
Interest and other income (expense), net	(1,139)	(6)	(1,579)	342	33
Loss before income taxes	(15,152)	(4,896)	(6,176)	(10,372)	(26,588)
Income tax expense	464	564	230	116	(126)
Net loss	$(15,616)	$(5,460)	$(6,406)	(10,488)	(26,462)

Net income (loss) per share from continuing operations:
Basic	(1.01)	(0.35)	(0.42)	(0.69)	(1.75)

Weighted average shares outstanding
Basic	15,529	15,394	15,339	15,241	15,084

Balance Sheet Data
Total assets	$115,674	$93,793	$89,717	93,132	101,433
Long term liabilities	10,052	7,440	3,045	2,974	3,586
Total stockholders' equity	41,925	54,681	58,174	66,279	74,362

Other Selected Financial Data
Capital expenditures, net of proceeds	7,722	11,661	8,843	7,305	8,958
Depreciation and amortization	13,261	10,379	12,527	12,957	15,750
Cash dividends declared per common share	—	—	—	—	—

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements included elsewhere in this annual report.

OVERVIEW

STARTEK is a business process outsourcing services company with employees we call Brand Warriors who, for over 25 years have been committed to making a positive impact on our clients’ business results. Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day and bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives.

STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interactions, including voice, chat, email, social media and back-office support.  STARTEK has delivery centers in Canada, Honduras, Jamaica, United States, and the Philippines.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore and Offshore. For the year-ended December 31, 2015, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. Our Offshore segment included the operations of four facilities in the Philippines.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

SIGNIFICANT DEVELOPMENTS

New Facilities

We commenced operations in Hamilton, Ohio in July 2015 and entered into a 5 year lease and a $2.6 million note payable for the construction of the leasehold improvements.

Site Closures

In December 2015, we ceased operations in Kansas City, Missouri. Accordingly, we recorded a restructuring reserve of $0.2 million for employee related and facility related costs. We expect these costs to be paid in the first half of 2016.

In September 2015, and as part of the integration activities related to ACCENT, we closed the former ACCENT headquarters office location in Jeffersonville, Indiana and shifted the activities performed there into our Greenwood Village, Colorado headquarters office or our shared services office in the Philippines. Accordingly, we recorded a restructuring reserve of $0.2 million for employee related and facility related costs. We expect these costs to be paid in the first half of 2016.

In May 2015, we closed the Enid, Oklahoma facility again, and listed it for sale. As of December 31, 2015, the asset remains in Property, Plan and Equipment due to its nominal book value. We have assessed the property's fair value and believe no impairment exists at December 31, 2015.

We ceased operations in Costa Rica in August 2014. We recorded a restructuring reserve of $1.3 million for employee related costs and facility related costs. The restructuring plan was completed in 2015.

OTHER EVENTS

IT Platform Initiative

During the second quarter of 2014, we began the last phase of our IT transformation project by outsourcing our data centers.  We recognized $1.7 million in restructuring charges during 2014. We completed our IT transformation project during the third quarter of 2015.  We recognized an additional $1.5 million in restructuring charges in 2015, bringing the total cost of the initiative to $3.2 million.

ACCENT Acquisition
On June 1, 2015, we acquired 100% of the membership interests of ACCENT pursuant to a Membership Interest Purchase Agreement with MDC Corporate (US) Inc. and MDC Acquisition Inc. ACCENT is a business process outsourcing company providing contact center services and customer engagement solutions with locations in the U.S. and Jamaica. ACCENT’s data-driven approach helps brands maximize their engagement with consumers and enables brands to influence behavior, all while generating a better return on investment across all customer touch points, including phone, online and social media channels. ACCENT's customer engagement agency model and platform complements our Ideal Dialogue practice, significantly enhancing our solution set and commitment to results-driven analytics and customer insights for our clients. Accordingly, we paid a premium for ACCENT, resulting in the recognition of goodwill.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2015 AND 2014

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Years Ended December 31,
	2015		2014
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$169,945	60.2%	$130,574	52.2%
Cost of services	158,331	61.4%	117,634	53.6%
Gross profit	$11,614	47.8%	$12,940	42.5%
Gross profit %	6.8%		9.9%
Offshore
Revenue	72,914	25.8%	85,785	34.3%
Cost of services	66,242	25.7%	70,593	32.1%
Gross profit	$6,672	27.5%	$15,192	49.9%
Gross profit %	9.2%		17.7%
Nearshore
Revenue	39,275	13.9%	33,721	13.5%
Cost of services	33,257	12.9%	31,381	14.3%
Gross profit	$6,018	24.8%	$2,340	7.7%
Gross profit %	15.3%		6.9%
Company Total:
Revenue	$282,134	100.0%	$250,080	100.0%
Cost of services	257,830	100.0%	219,608	100.0%
Gross profit	$24,304	100.0%	$30,472	100.0%
Gross profit %	8.6%		12.2%

Revenue

Revenue increased by $32.0 million, or 12.8%, from $250.1 million in 2014 to $282.1 million in 2015. This includes ACCENT revenue of $40.4 million. The Domestic segment increase of $39.4 million was due to $34.3 million from the acquisition of ACCENT and $42.3 million of new business and growth from existing clients, partially offset by $31.1 million of volume reductions, $5.0 million of lost programs, and $1.1 million due to site closures. Offshore revenues declined by $12.9 million due to $16.1 million of volume reductions and $6.3 million of lost programs, partially offset by $9.5 million of growth from existing and new clients. The increase in the Nearshore segment of $5.6 million was due to $6.3 million of growth from existing and new clients in our Honduras facilities and $6.5 million of revenue from our Jamaica facility, partially offset by $3.8 million of volume reductions and $3.4 million of lost revenue due to the closure of the Costa Rica site in 2014.

Cost of Services and Gross Profit

The gross profit as a percentage of revenue decrease of 3.6% was primarily due to the dilutive effects of both the ACCENT acquisition and new capacity added in late 2014, coupled with lower than expected call volumes. Domestic gross profit as a percentage of revenue decreased to 6.8% in 2015 from 9.9% in 2014 primarily due to the dilutive effects of the ACCENT acquisition and the aforementioned lower call volumes. The Offshore decline of 8.5% was primarily due to under-utilized capacity added during late 2014 as well as a decrease in call volumes. Nearshore gross profit increased by $3.7 million, or 8.4% as a percentage of revenue, due to the closure of Costa Rica, continuing increased capacity utilization in Honduras and the benefit of our new Jamaica facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained comparable at 12.2% and 12.6% for the years ended December 31, 2015 and 2014, respectively.

Impairment Losses and Restructuring Charges, Net

During 2015, we recognized $0.3 million in impairment losses in our Nearshore segment associated with certain assets after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values. No impairment losses were incurred during 2014.

Restructuring charges totaled $3.6 million for the year ended December 31, 2015, which primarily consisted of the following:

•	$1.7 million in the Domestic segment primarily due to the acquisition of ACCENT and closure of three sites;

•	$0.4 million in the Offshore and Nearshore segments related to various corporate cost cutting measures; and

•	$1.5 million related to the IT transformation project which concluded in third quarter 2015.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for 2015 was $1.1 million of expense, which consists primarily of $1.6 million of interest expense on our revolving line of credit and other debt, partially offset by $0.5 million gain on sale of assets.

Income Tax Expense

Income tax expense for 2015 was $0.5 million, compared to $0.5 million in 2014.  Similar to 2014, the 2015 income tax expense is primarily related to the income tax provision for Canadian operations.  Our U.S. operations have a valuation allowance recorded on U.S. deferred tax assets and we have tax holidays in Costa Rica, Honduras, and Jamaica, and for certain facilities in the Philippines.

Net Loss

As a result of the factors described above, net loss was $15.6 million for the year ended December 31, 2015, compared to $5.5 million for the year ended December 31, 2014.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Years Ended December 31,
	2014		2013
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$130,574	52.2%	$120,928	52.3%
Cost of services	117,634	53.6%	107,637	52.0%
Gross profit	$12,940	42.5%	$13,291	54.6%
Gross profit %	9.9%		11.0%
Offshore
Revenue	85,785	34.3%	$81,082	35.1%
Cost of services	70,593	32.1%	71,108	34.4%
Gross profit	$15,192	49.9%	$9,974	41.0%
Gross profit %	17.7%		12.3%
Nearshore
Revenue	33,721	13.5%	$29,247	12.6%
Cost of services	31,381	14.3%	28,187	13.6%
Gross profit	$2,340	7.7%	$1,060	4.4%
Gross profit %	6.9%		3.6%
Company Total:
Revenue	$250,080	100.0%	$231,257	100.0%
Cost of services	219,608	100.0%	206,932	100.0%
Gross profit	$30,472	100.0%	$24,325	100.0%
Gross profit %	12.2%		10.5%

Revenue

Revenue increased by $18.8 million, or 8.1%, to $250.1 million in 2014 from $231.3 million in 2013.  The Domestic segment increase of $9.6 million was due to $20.6 million of new business and growth from existing programs, partially offset by $7.3 million of volume reductions, $1.9 million of pricing reductions, and $1.8 million of site closures. Offshore revenues grew $4.7 million due to $14.0 million of growth from existing and new clients, partially offset by $1.6 million of lost revenues and $7.7 million of volume reductions. The increase in the Nearshore segment of $4.5 million was due to $10.5 million in growth from existing and new clients in our Honduras facilities, partially offset by Costa Rica reductions of $4.0 million of lost programs and $2.0 million reduction due to the closure.

Cost of Services and Gross Profit

Gross profit as a percentage of revenue increased by 1.7% due to operational efficiency gains and capacity utilization excluding the new capacity additions in 2014. These gains were partially offset by new facility ramp related costs and price reductions, primarily in the domestic segment. Cost of services in the Domestic segment increased by approximately $10.0 million due to a $21.4 million investment in growth, partially offset by $7.8 million of reductions related to volume declines and other reductions for closed locations. Domestic gross profit as a percentage of revenue decreased to 9.9% in 2014 from 11.0% in 2013 due to the dilutive effect of new business ramps and new facility openings. Cost of services in the Offshore segment decreased by approximately $0.5 million and gross profit as a percentage of revenue increased by approximately 5.4%. Cost of services in the Nearshore segment increased by approximately $3.2 million and gross profit as a percentage of revenue increased by 3.3%. Both the Offshore and Nearshore margin improvements were due to higher capacity utilization in existing locations, and improved labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained comparable at 12.6% for 2014 and 12.5% for 2013. The increase from $28.8 million to $31.4 million in 2014 was primarily due to increased selling expenses associated with new revenue and investments in growth initiatives.

Impairment Losses and Restructuring Charges, Net

No impairment losses were incurred during 2014. During 2013, we recognized $0.5 million in impairment losses in our Nearshore segment associated with the furniture, fixtures and leasehold improvements at our site in Costa Rica after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values. Operations at our facility in Costa Rica ceased in August 2014.

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

Income Tax Expense

Income tax expense for 2014 was $0.5 million compared to $0.2 million in 2013.  The current period income tax expense is primarily related to the income tax provision for Canadian operations.  Our U.S. operations have a valuation allowance recorded on U.S. deferred tax assets and we have tax holidays in Costa Rica, Honduras and for certain facilities in the Philippines.

Net Loss

As a result of the factors described above, net loss was $5.5 million for the year ended December 31, 2014, compared to $6.4 million for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities and from available borrowings under our secured revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit for ongoing working capital needs. We believe our cash and cash equivalents, cash from operations and available credit will be sufficient to operate our business for the next 12 months.

As of December 31, 2015, working capital totaled $0.3 million and our current ratio was 1.01:1, compared to working capital of $22.8 million and a current ratio of 1.72:1 at December 31, 2014. The decrease in working capital in 2015 was primarily driven by the acquisition of ACCENT and the related integration expenses, and net operating cash outflows due to the decrease in client volumes mentioned previously.

We operate our treasury department from our headquarters office in Greenwood Village, Colorado. Our policy is to centralize and protect our global cash balances by holding balances in the US and primarily in U.S. dollar ("USD"). We fund our operating subsidiaries as payments are due and attempt to minimize subsidiary cash balances to the extent possible.

We are exposed to foreign currency exchange fluctuations in the foreign countries in which we operate. We enter into foreign currency exchange contracts to mitigate these risks where possible. Please refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," for more information

The following discussion highlights our cash flow activities during the years ended December 31, 2015, 2014 and 2013.

Cash and cash equivalents

Cash and cash equivalents held by the Company's foreign subsidiaries was $2.3 million and $1.3 million at December 31, 2015, 2014, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Cash and cash equivalents was $2.6 million at December 31, 2015, compared to a balance of $5.3 million at December 31, 2014.

Cash flows from operating activities

For the years 2015, 2014 and 2013 we reported net cash flows from operating activities of $(4.6) million, $4.4 million and $6.2 million, respectively. The decrease from 2014 to 2015 was driven primarily by the $6.2 million decrease in gross profit and an increase in restructuring and integration expenses due to the ACCENT integration. Cash flows from operating activities can vary significantly from year to year depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Cash flows used in investing activities

For the years 2015, 2014 and 2013 we reported net cash outflows from investing activities of $25.0 million, $13.3 million and $5.6 million, respectively. In 2015, we paid $18.3 million for acquisitions and $7.7 million for capital expenditures and we sold assets for proceeds of $1.0 million. Net cash used in investing activities of $13.3 million in 2014 primarily consisted of $11.7 million of capital expenditures and cash paid for acquisitions of $3.4 million, partially offset by the proceeds from the sale of assets of $1.1 million and $0.6 million collected on a note receivable. In 2013, net cash used in investing activities of $5.6 million consisted primarily of $8.8 million of capital expenditures and $2.1 million paid for acquisitions, partially offset by proceeds of asset sales of $4.7 million and $0.6 million collected on a note receivable.

Cash flows from financing activities

For the years 2015, 2014 and 2013 we reported net cash flows from financing activities of $26.5 million, $3.4 million and $1.2 million, respectively. In 2015, we borrowed an additional $27.6 million on our line of credit primarily to fund the acquisition and integration of ACCENT, paid down $2.0 in principal on other financing arrangements and collected $0.9 million related to purchases of stock. In 2014 we borrowed an additional $3.6 million on our line of credit and paid down $0.4 million in principal on other financing arrangements.

Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launch or service offering could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors" and in Note 6. "Principal Clients," to our Consolidated Financial Statements, which are included at Item 8. "Financial Statements and Supplementary Financial Data," of this form 10-K. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2015.

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

Because we service relatively few, large clients, the availability of cash is highly dependent on the timing of collections of our accounts receivable. As a result, we borrow cash from our secured revolving credit facility to cover short-term cash needs. These borrowings are typically outstanding for a short period of time before they are repaid. However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business. Accordingly, our debt balance at the end of any given period is not necessarily indicative of the debt balance at any other time during that period.

Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had a material adverse effect on our results of operations or financial condition. However, there is a risk that inflation could occur in certain countries in which we operate which could have an adverse effect on on our financial results. We engage in hedging activities which may reduce this risk; however, currency hedges do not, and will not, eliminate our exposure to foreign inflation.

CONTRACTUAL OBLIGATIONS
Other than operating leases for certain equipment, real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not guarantor of any other entities' debt or other financial obligations. The following table presents a summary (in thousands), by period, of our future contractual obligations and payments as of December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	11,844	10,879	7,966	4,010	797	25	35,522
Capital leases	2,646	2,335	2,237	2,076	492	—	9,785
Notes payable	1,436	566	566	566	330	—	3,466
Purchase obligations (1)	9,731	4,962	2,302	80	80	27	17,182
Line of Credit	783	783	783	783	32,475	—	35,606
Total contractual obligations	$26,441	$19,525	$13,854	$7,516	$34,174	$52	$101,562
(1) Purchase obligations include commitments to purchase goods and services that in some cases may include provisions for cancellation.

Debt instruments and related covenants

On April 29, 2015, we entered into a secured revolving credit facility ("Credit Agreement") with BMO Harris Bank N.A. ("Lender") and terminated our $20.0 million secured revolving credit facility with Wells Fargo Bank.  All amounts owed under the Wells Fargo Bank credit facility were repaid with borrowings under the Credit Agreement in the amount of approximately $9.3 million, which included an early termination fee in the amount of $0.1 million.

The Credit Agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation and $50.0 million, and so long as no default has occurred and with the Lender’s consent, we may increase the maximum availability to $70.0 million in $5.0 million increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5.0 million. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement. After consideration of outstanding borrowings of $32.2 million, our remaining borrowing capacity was $12.8 million as of December 31, 2015.

Initially, borrowings under the Credit Agreement bore interest at one, two, three or six-month LIBOR, as selected by us, plus 1.75% to 2.50%, depending on current availability under the Credit Agreement and until January 1, 2016, the interest rate was the selected LIBOR plus 1.75%. On June 1, 2015, we entered into a first amendment which amended certain definitions in the Credit Agreement, adjusting the borrowings to bear interest at one-month LIBOR plus 1.75% to 2.50%, depending on current availability. We pay letter of credit fees equal to the applicable margin (1.75% to 2.50%) times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment under the Credit Agreement.

We granted the Lender a security interest in substantially all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, and equipment and fixtures.

Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness, engage in mergers and acquisitions, and include the following financial covenants: 1) maintaining a consolidated fixed charge coverage ratio of 1.10 to 1.00 if a reporting trigger period commences and 2) limiting non-financed capital expenditures during 2015 to $10.5 million and during each fiscal year thereafter during the term to $10.0 million.
On November 6, 2015, we entered into a second amendment to our Credit Agreement with the Lender. The amendment replaced the fixed charge coverage ratio with a Consolidated EBITDA covenant, modified the Consolidated EBITDA definition, and decreased the limits on future non-financed capital expenditures. The Lender also agreed to engage in discussions regarding revised financial covenants for 2016 upon our delivery to the Lender of our 2016 projections.
On January 20, 2016, we entered into a third amendment to our Credit Agreement with the Lender. The amendment established the Consolidated EBITDA covenants for each month of 2016 that will apply if we cross the availability threshold in the Credit Agreement.

As of December 31, 2015, we had exceeded the capital expenditure covenant, but subsequently received a waiver from the Lender. We were otherwise in compliance with all other debt covenants at December 31, 2015.

Other debt

Notes payable
During 2015, we entered into an agreement to finance the construction of site leasehold improvements in our Domestic segment. The note has a principal amount of $2,548, bears interest at 4.25%, and has a term of 5 years.

On October 1, 2014, we acquired Collection Center, Inc. ("CCI"), a receivables management company for $4,105, net of interest incurred at an implied rate of approximately 14%. CCI specializes in providing collection services primarily in the healthcare industry and also in the financial services, utility and commercial industries. We paid $2,610 of the purchase price in cash on the acquisition date with the remaining balance to be paid quarterly by September 2016.

Capital lease obligations
During 2015 and 2014, we financed the construction of site leasehold improvements and purchases of furniture, fixtures and equipment in several sites in our Offshore segment. We recorded the respective assets and capital lease obligations of $4,840 and $3,844 in 2015 and 2014, respectively. The implied interest rates range from 3% to 5% and the lease terms are five years.

During 2014, we entered into an agreement to finance the purchase of IT related assets. We recorded the respective assets and capital lease obligations for approximately $1,000. The implied interest rate is approximately 7% and the term of the agreement is three years.

During 2013, we sold a property in our Domestic segment and subsequently leased it back. We recorded both the asset and capital lease obligation in the amount of $1,413. The implied interest rate is approximately 20% and the lease term is seven years.

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
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are described below:
Level 1 - Quoted prices for identical instruments traded in active markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 - Unobservable inputs that can not be supported by market activity and that are significant to the fair value of the asset or liability, such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.
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
For more information, refer to Note 8, “Fair Value Measurements,” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over its fair value.  Where appropriate we use a probability-weighted approach to determine our future cash flows, based upon our estimate of the likelihood of certain scenarios, primarily whether we expect to sell new business within a current location.  These estimates are consistent with our internal projections, external communications and public disclosures.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.  If our estimate of the probability of different scenarios changed by 10%, the impact to our financial statements would not be material.
For more information, refer to Note 4, “Impairment Losses and Restructuring Charges,” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.

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

During 2015, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. Our 2015 intangible asset impairment analysis did not result in an impairment charge.
For more information, refer to Note 3, “Goodwill and Intangible Assets,” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

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
For more information, refer to Note 4, “Impairment Losses and Restructuring Charges,” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Derivative Instruments and Hedging Activities

We record derivative instruments as either an asset or liability measured at its fair value with changes in the fair value of qualifying hedges recorded in other comprehensive income. Changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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
For more information, refer to Note 7, “Derivative Instruments,” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.  We record a valuation allowance when it is "more likely than not" that we will not realize the net deferred tax assets in a certain jurisdiction.

We consider all available evidence to determine whether it is "more likely than not" that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our historical cumulative losses, recent operating losses and a U.S. pre-tax loss for the fiscal year ending December 31, 2015, we recorded a valuation allowance against our U.S. net deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2015, 2014, and 2013 was $28.2 million, $22.3 million and $20.0 million, respectively.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2015, we had gross federal net operating loss carry forwards of approximately $53.5 million expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $53.7 million expiring beginning in 2016.

We record tax benefits when they are "more likely than not" to be realized.
For more information, refer to Note 13, “Income Taxes,” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, in our Consolidated Statements of Operations and Other Comprehensive Loss based on the share-based payments’ fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments. We estimate forfeitures when calculating compensation expense. We use the Black-Scholes method for valuing stock-based awards.
For more information, refer to Note 11, “Share-Based Compensation,” to our Consolidated Financial Statements, included in Item 8. “Financial Statements and Supplementary Financial Data.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

Market risk relating to our foreign operations results primarily from changes in foreign exchange rates. To address this risk, we enter into foreign currency exchange contracts. The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are secured through a reserve on our availability calculation with our Lender. The cumulative translation effects for subsidiaries using functional currencies other than the USD are included in accumulated other comprehensive loss in stockholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

We serve many of our U.S.-based clients in non-U.S. locations. Our client contracts are primarily priced and invoiced in USD, however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively. In Honduras, our functional currency is the USD and the majority of our costs are denominated in USD.

In order to hedge our exposure to foreign currency and short-term intercompany transactions denominated in the CAD and PHP, we had outstanding foreign currency exchange contracts as of December 31, 2015 with notional amounts totaling $9.3 million. The average contractual exchange rate for the CAD contracts is 1.24 and for the PHP contracts is 45.30.

As of December 31, 2015, we had derivative liabilities associated with these contracts with a fair value of $0.5 million, which will settle within the next 12 months. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $1.0 million on the underlying exposures of the derivative instruments. As of December 31, 2015, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

Interest Rate Risk

We currently have a $50.0 million secured credit facility, which, if certain conditions are met, can increase to $70.0 million. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included, in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StarTek, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, StarTek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

March 11, 2016
Denver, Colorado

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of StarTek, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows of StarTek, Inc. and Subsidiaries for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of StarTek, Inc. and Subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP
Denver, Colorado
March 7, 2014

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$282,134	$250,080	$231,257
Cost of services	257,830	219,608	206,932
Gross profit	24,304	30,472	24,325
Selling, general and administrative expenses	34,427	31,397	28,828
Impairment losses and restructuring charges, net	3,890	3,965	94
Operating loss	(14,013)	(4,890)	(4,597)
Interest and other income (expense), net	(1,139)	(6)	(1,579)
Loss before income taxes	(15,152)	(4,896)	(6,176)
Income tax expense	464	564	230
Net loss	$(15,616)	$(5,460)	$(6,406)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(47)	(415)	(898)
Change in fair value of derivative instruments	(427)	599	(2,640)
Comprehensive loss	$(16,090)	$(5,276)	$(9,944)

Net loss per common share - basic and diluted	$(1.01)	$(0.35)	$(0.42)

Weighted average common shares outstanding - basic and diluted	15,529	15,394	15,339

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,626	$5,306
Trade accounts receivable, net	57,940	46,103
Derivative asset	—	48
Prepaid expenses	2,019	2,257
Other current assets	1,433	794
Total current assets	64,018	54,508
Property, plant and equipment, net	30,364	28,180
Long-term deferred income tax assets	1,349	1,429
Intangible assets, net	7,847	2,609
Goodwill	9,148	4,136
Other long-term assets	2,948	2,931
Total assets	$115,674	$93,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,470	$10,434
Accrued liabilities:
Accrued employee compensation and benefits	12,066	7,831
Other accrued liabilities	3,103	3,040
Line of Credit	32,214	4,640
Derivative liability	524	1,250
Deferred income tax liabilities	1,263	965
Other current debt	3,497	2,170
Other current liabilities	1,560	1,342
Total current liabilities	63,697	31,672
Deferred rent	1,629	1,593
Other debt	8,189	4,770
Other liabilities	234	1,077
Total liabilities	73,749	39,112
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,699,398 and 15,414,803 shares issued and outstanding at December 31, 2015 and 2014, respectively	157	154
Additional paid-in capital	78,439	76,056
Accumulated other comprehensive loss	(351)	(825)
Accumulated deficit	(36,320)	(20,704)
Total stockholders’ equity	41,925	54,681
Total liabilities and stockholders’ equity	$115,674	$93,793
 See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net loss	$(15,616)	$(5,460)	$(6,406)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,261	10,379	12,527
Impairment losses	323	—	531
(Gains) losses on disposal of assets	(509)	(136)	1,074
Gain on dissolution of subsidiary	—	(413)	—
Loss on sale leaseback transaction	—	—	475
Share-based compensation expense	1,469	1,625	1,607
Amortization of deferred gain on sale leaseback transaction	(168)	(276)	(273)
Deferred income taxes	210	993	166
Income tax benefit related to other comprehensive income	(282)	(117)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,448)	(2,444)	(2,711)
Prepaid expenses and other assets	(490)	1,389	(1,958)
Accounts payable	764	948	435
Accrued and other liabilities	(1,150)	(2,108)	775
Net cash (used in) provided by operating activities	(4,636)	4,380	6,242

Investing Activities
Proceeds from note receivable	—	645	658
Proceeds from sale of assets	982	1,135	3,394
Proceeds from sale leaseback transaction	—	—	1,337
Purchases of property, plant and equipment	(7,722)	(11,661)	(8,843)
Cash paid for acquisitions of businesses	(18,258)	(3,419)	(2,097)
Net cash used in investing activities	(24,998)	(13,300)	(5,551)

Financing Activities
Proceeds from stock option exercises	736	41	141
Proceeds from line of credit	318,890	170,447	41,390
Principal payments on line of credit	(291,316)	(166,807)	(40,390)
Payment of payroll taxes relating to vesting of restricted stock	—	—	(6)
Net proceeds from the issuance of common stock	181	118	97
Principal payments on long-term debt	(373)	(183)	—
Principal payments on capital lease obligations	(1,599)	(200)	(19)
Net cash provided by financing activities	26,519	3,416	1,213
Effect of exchange rate changes on cash	435	(179)	(98)
Net (decrease) increase in cash and cash equivalents	(2,680)	(5,683)	1,806
Cash and cash equivalents at beginning of period	$5,306	$10,989	$9,183
Cash and cash equivalents at end of period	$2,626	$5,306	$10,989

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,601	$548	$54
Cash paid for income taxes	$348	$60	$533

Supplemental Disclosure of Noncash Investing Activities
Assets acquired through capital lease and direct financing	$7,388	$4,879	$1,413
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2013	15,298,947	$153	$72,435	$2,529	$(8,838)	$66,279
Stock options exercised	38,577	1	140	—	—	141
Stock issued for services	8,318	—	45	—	—	45
Restricted shares forfeited	(1,067)	—	(3)	—	—	(3)
Shares withheld for taxes on restricted stock vested	(823)	—	(6)	—	—	(6)
Issuance of common stock pursuant to Employee Stock Purchase Plan	24,404	—	97	—	—	97
Share-based compensation expense	—	—	1,565	—	—	1,565
Net loss	—	—	—	—	(6,406)	(6,406)
Change in accumulated other comprehensive loss	—	—	—	(3,538)	—	(3,538)
Balance, December 31, 2013	15,368,356	$154	$74,273	$(1,009)	$(15,244)	$58,174
Stock options exercised	14,383	—	41	—	—	41
Stock issued for services	12,670	—	90	—	—	90
Issuance of common stock pursuant to Employee Stock Purchase Plan	19,394	—	117	—	—	117
Share-based compensation expense	—	—	1,535	—	—	1,535
Net loss	—	—	—	—	(5,460)	(5,460)
Change in accumulated other comprehensive income	—	—	—	184	—	184
Balance, December 31, 2014	15,414,803	$154	$76,056	$(825)	$(20,704)	$54,681
Stock options exercised	236,049	2	734	—	—	736
Stock issued for services	2,319	—	22	—	—	22
Issuance of common stock pursuant to Employee Stock Purchase Plan	46,227	1	180	—	—	181
Share-based compensation expense	—	—	1,447	—	—	1,447
Net loss	—	—	—	—	(15,616)	(15,616)
Change in accumulated other comprehensive income	—	—	—	474	—	474
Balance, December 31, 2015	15,699,398	$157	$78,439	$(351)	$(36,320)	$41,925

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

StarTek, Inc. ("STARTEK") is a comprehensive contact center and business process outsourcing services company. For over 25 years, we have partnered with our clients to effectively handle their customers throughout the customer life cycle. We have provided customer experience management solutions that solve strategic business challenges so that businesses can effectively manage customer relationships across all contact points. Headquartered in Greenwood Village, Colorado, we operate facilities in the U.S., Canada, Honduras, Jamaica, and the Philippines.  We operate within three business segments:  Domestic, Nearshore, and Offshore.  Refer to Note 16, "Segment Information," for further information.

Consolidation

Our consolidated financial statements include the accounts of all wholly-owned subsidiaries after elimination of significant intercompany balances and transactions.

Reclassification

Certain amounts for 2014 have been reclassified in the consolidated balance sheets to conform to the 2015 presentation.

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

As a general rule, our contracts do not qualify for separate unit of accounting for multiple deliverables.  We provide initial training to customer service representatives upon commencement of new contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  The allowance for doubtful accounts as of December 31, 2015 was $132 and $0 for December 31, 2014.

Fair Value Measurements

The carrying value of our cash and cash equivalents, accounts receivable, notes receivable, accounts payable, restructuring liabilities, and line of credit approximate fair value because of their short-term nature.

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
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are described below:
Level 1 - Quoted prices for identical instruments traded in active markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 - Unobservable inputs that can not be supported by market activity and that are significant to the fair value of the asset or liability, such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.
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

Restricted cash of $0, $187, and $456 included in other current assets at December 31, 2015, 2014, and 2013 represents escrowed funds related to the sale-leaseback of our Greeley North property.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future intercompany expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted intercompany expenses are incurred, typically within one year.  During 2015, 2014, and 2013, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.

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

Deferred Gains on Sale and Leaseback Transactions
We amortize deferred gains on the sale and leaseback of properties under operating leases over the life of the lease. The amortization of these gains is recorded as a reduction to rent expense. The deferred gain is recorded in our consolidated balance sheets in other current liabilities.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet and is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. It may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of the provisions of ASU No. 2015-17 is not expected to have a material impact on our financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement- Period Adjustments (Topic 805) ("ASU No. 2015-16"). ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. Effective June 30, 2015, the company adopted the provisions of ASU No. 2015-16. The adoption of the provisions of ASU No. 2015-16 did not materially impact our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. Entities can adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We do not expect the adoption of ASU 2015-05 on January 1, 2016 to materially impact our financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments using either a modified retrospective approach or retrospectively. We do not expect the adoption of ASU 2015-02 on January 1, 2016 to materially impact our financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). The standard requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply the standard for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements or disclosures.

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

Accent Marketing Services
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
On June 1, 2015, consideration in the amount of $18,326, which included $2,326 of estimated working capital, was funded through borrowings from our secured revolving credit facility. See Note 10, "Debt," for further information. During the third quarter and in accordance with the purchase agreement, the working capital calculation was finalized and MDC agreed to refund $834 as a result. The purchase price allocation below reflects the final working capital calculation.
We accounted for the acquisition in accordance with ASC 805, Business Combinations, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from ACCENT based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change.

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending final evaluation of certain assets, and therefore are subject to revisions that may result in adjustments to the values presented below:

Amount
Cash	$16,000
Working capital adjustment	1,492
Total allocable purchase price	$17,492

Accounts receivable	9,441
Fixed assets	2,649
Prepaid expenses and other assets	201
Customer relationships	5,240
Trade name	850
Goodwill	5,012
Accounts payable	(5,574)
Other accrued expenses and current liabilities	(327)
Total preliminary purchase price allocation	$17,492

The customer relationships and trade name have estimated useful lives of eight and six years, respectively. The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our delivery platform and other synergistic benefits. Goodwill recognized was assigned to our Domestic segment.
The amount of ACCENT's revenues and net loss since the acquisition date included in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2015 were as follows:

From June 1, 2015 Through December 31, 2015
Revenues	$40,421
Net loss	$(411)
The following table presents the unaudited pro forma information assuming the acquisition of ACCENT occurred on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2014:

	Twelve Months Ended December 31,
	2015	2014
Revenues	$309,269	$320,153
Net loss	$(16,634)	$(11,504)
Net loss per common share - basic and diluted	$(1.07)	$(0.75)
Weighted average common shares outstanding - basic and diluted	15,529	15,394
These amounts have been calculated to reflect the additional amortization and interest expense that would have been incurred assuming the borrowings occurred on January 1, 2014, together with the consequential tax effects.

Acquisition-related costs of approximately $1.3 million comprised of transaction and integration costs, are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

All of the goodwill related to the acquisitions of Accent, IDC, RN's On Call and CCI was assigned to our Domestic segment.

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

We concluded that the fair value of the domestic reporting unit was in excess of its carrying value and goodwill was not impaired as of December 31, 2015.

Intangible Assets

The following table presents our intangible assets as of December 31, 2015:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$134	$256	3.07
Customer relationships	7,550	871	6,679	4.58
Trade name	1,050	138	912	3.75
	$8,990	$1,143	$7,847	4.44

Amortization expense of intangible assets was $852, $115, and $186 for the years ended December 31, 2015, 2014 and 2013, respectively. We estimated future amortization expense for the succeeding years relating to the intangible assets resulting from acquisitions as follows:

Year Ending December 31,	Amount
2016	$1,150
2017	1,140
2018	1,140
2019	1,131
2020	1,128
Thereafter	2,158

We evaluated our intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2015.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During 2015, we pursued opening additional capacity in our Nearshore segment. When it became evident that this additional capacity was not necessary, we recognized $323 of impairment losses related to certain assets we determined to be no longer useful. There were no impairment losses recognized in 2014. We recognized impairment losses of $531 in the fourth quarter of 2013 in our Nearshore segment related to the closure of our site in Costa Rica, which closed during 2014.

Disposal of Long-Lived Assets

During 2015, we terminated the lease on a portion of under-utilized space in the Offshore segment. As part of this transaction, we sold the assets that were occupying this space to the new lessee and recognized a gain on sale of $509, which is included in interest and other income (expense), net.

During 2013, we implemented a plan to outsource a significant portion of our IT platform.  As a result, we transferred certain IT assets to the provider, resulting in a loss on disposal of $966, which is included in interest and other income (expense), net. The useful life of the impacted assets was shortened to the transition period, which resulted in accelerated depreciation charges of $637 in cost of services during 2013.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs by segment, which is included in other current liabilities in our consolidated balance sheets, and the changes during the years ended December 31, 2015, 2014, and 2013:

	Facility-Related and Employee Related Costs
	Domestic	Nearshore	Offshore	Total

Balance as of January 1, 2013	957	—	—	957
Expense (reversal)	(499)	—	—	(499)
Payments, net of receipts for sublease	(436)	—	—	(436)
Foreign currency translation adjustment	(6)	—	—	(6)
Balance as of December 31, 2013	16	—	—	16
Expense (reversal)	1,064	1,342	—	2,406
Payments, net of receipts for sublease	(984)	(1,333)	—	(2,317)
Balance as of December 31, 2014	96	9	—	105
Expense (reversal)	1,561	112	64	1,737
Payments, net of receipts for sublease	(855)	(9)	(64)	(928)
Balance as of December 31, 2015	802	112	—	914

Domestic Segment

In 2015, we decided to close the Enid, Oklahoma, Kansas City, Missouri, and Jeffersonville, Indiana sites. In conjunction with the ACCENT acquisition, we also eliminated a number of positions that were considered redundant. We established restructuring reserves for employee related costs of $1,289 at the time the decisions were made, and facility related costs of $272 at the time the facilities were vacated. We expect to pay the remaining costs by the end of the second quarter of 2016.

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

During 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred restructuring charges of $279. We paid the remaining costs in 2015.

In 2013, we closed three sites in our Domestic segment. The restructuring plans for two of the sites were complete in the first quarter of 2013. The remaining site was subleased, along with certain furniture, fixtures, equipment and leasehold improvements in the facility, through December 31, 2014, when the restructuring plan was substantially complete.

Nearshore Segment

During 2015, we pursued opening additional capacity in our nearshore segment. When it became evident that this additional capacity was not necessary, we decided to abandon the plan and establish a restructuring reserve of $112 for the remaining facility costs. We expect the remaining costs to be paid out through 2016.

In June 2014, we announced the closure of our Heredia, Costa Rica facility, included in our Latin America segment, which ceased operations in the third quarter of 2014. We established a restructuring reserve of $1,004 for employee related costs and recognized additional charges of $338 when the facility closed. The plan was complete in the second quarter of 2015.

Offshore Segment

During 2015, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred restructuring charges of $64. We paid all of these costs in 2015 and the restructuring plan is complete.

IT Transformation

During the third quarter 2015, we completed our initiative to outsource our data centers and move to a hosted solutions model. We recognized $1,461 and $1,704 of restructuring expense, as incurred, on this project in 2015 and 2014, respectively.

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,430,434, 2,412,337, and 2,302,417 for the years ended December 31, 2015, 2014, and 2013, respectively, have been excluded from loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2015		2014		2013
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc., a subsidiary of Deutsche Telekom	$69,427	24.6%	$76,675	30.7%	$64,095	27.7%
AT&T Services, Inc. and AT&T Mobility, LLC, subsidiaries of AT&T, Inc.	$35,019	12.4%	$55,265	22.1%	$58,395	25.3%
Comcast Cable Communications Management, LLC, subsidiary of Comcast Corporation	$31,976	11.3%	$40,868	16.3%	$45,887	19.8%

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

On January 25, 2013, we entered into a new master services agreement with AT&T Services, Inc., that was scheduled to expire on December 31, 2015 and has been extended through June 30, 2016, but may be terminated by AT&T with written notice. Our work for AT&T is covered by several contracts for a variety of different lines of AT&T business.  These contracts expire on various dates prior to 2018.

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

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency exchange contracts to hedge our anticipated operating commitments that are denominated in foreign currencies, including forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold).  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements.  We operate in Canada, Honduras, Jamaica, the Philippines and the United States where the functional currencies are the Canadian dollar, the Jamaican dollar, and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues which are paid in U.S. dollars.  In Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

During the years ended December 31, 2015, 2014, and 2013, we entered into Canadian dollar forward contracts for a notional amount of 8,580, 14,630, and 10,860 Canadian dollars, respectively, and during the years ended December 31, 2015, 2014 and 2013, we entered into Philippine peso non-deliverable forward contracts for a notional amount of 1,029,100, 2,685,550, and 2,515,110 Philippine pesos, respectively. As of December 31, 2015, we have not entered into any arrangements to hedge our exposure to fluctuations in Honduran lempira or Jamaican dollar relative to the U.S. dollar.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2015, 2014, and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian dollar	2,470	$1,997	9,670	$8,736	10,860	$10,448
Philippine peso	329,000	7,263	1,627,920	36,989	1,511,910	35,948
		$9,260		$45,725		$46,396

The Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through December 2016 at a purchase price of approximately $1,997 and $7,263, respectively, and as such we expect unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified to operations as the forecasted intercompany expenses are incurred, typically within twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, “Fair Value Measurements,” and are reflected as separate line items in our consolidated balance sheets.

The following table shows the effect of our derivative instruments designated as cash flow hedges for the years ended December 31, 2015, 2014, and 2013:

	Gain (Loss) Recognized in AOCI, net of tax Years Ended December 31,			Gain (Loss) Reclassified from AOCI into Income Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Cash flow hedges:
Foreign exchange contracts	(1,906)	$(2,232)	$(4,590)	(2,587)	$(3,186)	$(1,950)

8.  FAIR VALUE MEASUREMENTS

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are described below:
Level 1 - Quoted prices for identical instruments traded in active markets.
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 - Unobservable inputs that can not be supported by market activity and that are significant to the fair value of the asset or liability, such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

Derivative Instruments

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy.

The following tables set forth our derivative assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Foreign exchange contracts	$—	$524	$—	$524

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative assets:
Foreign exchange contracts	$—	$48	$—	$48
Derivative liabilities:
Foreign exchange contracts	$—	$1,250	$—	$1,250

9. PROPERTY, PLANT AND EQUIPMENT

 Our property, plant and equipment as of December 31, 2015 and 2014 consisted of the following, by asset class:

	2015	2014
Land	$30	$30
Buildings and improvements	20,936	24,106
Telephone and computer equipment	38,925	37,677
Software	35,162	34,246
Furniture, fixtures, and miscellaneous equipment	15,359	16,446
Construction in progress	1,041	2,412
Assets acquired under capital lease	13,582	6,142
	125,036	121,059
Less accumulated depreciation	(92,501)	(92,429)
Less accumulated amortization under capital lease	(2,171)	(450)
Total property, plant and equipment, net	$30,364	$28,180

Depreciation expense for property, plant and equipment was $12,408 and $10,118 for the years ended December 31, 2015 and 2014, respectively.

10. DEBT

Secured Revolving Credit Facility

Effective February 28, 2012, we entered into a secured revolving credit facility with Wells Fargo Bank, which had a maturity date of February 28, 2016.  On April 29, 2015, we entered into a secured revolving credit facility ("Credit Agreement") with BMO Harris Bank N.A. ("Lender") and terminated our $20,000 secured revolving credit facility with Wells Fargo Bank.  All amounts owed under the Wells Fargo Bank credit facility were repaid with borrowings under the Credit Agreement in the amount of approximately $9,300, which included an early termination fee in the amount of $100.

The Credit Agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation or $50,000, and so long as no default has occurred and with the Administrative Agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement. After consideration of outstanding borrowings of $32.2 million, our remaining borrowing capacity was $12.8 million as of December 31, 2015.

Initially, borrowings under the Credit Agreement bore interest at one, two, three or six-month LIBOR, as selected by us, plus 1.75% to 2.50%, depending on current availability under the Credit Agreement and until January 1, 2016, the interest rate was the selected LIBOR plus 1.75%. On June 1, 2015, we amended certain definitions in the Credit Agreement adjusting the borrowings to bear interest at one-month LIBOR plus 1.75% to 2.50%, depending on current availability under the Credit Agreement. We pay letter of credit fees equal to the applicable margin (1.75% to 2.50%) times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment under the Credit Agreement.

We granted the Lender a security interest in substantially all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, and equipment and fixtures. In addition, under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a maximum consolidated fixed charge coverage ratio of 1.10 to 1.00 if a reporting trigger period commences and 2) limiting non-financed capital expenditures during 2015 to $10,500 and during each fiscal year thereafter during the term to $10,000.
On November 6, 2015, we entered into a second amendment to our Credit Agreement with the Lender. The amendment replaced the fixed charge coverage ratio with a Consolidated EBITDA covenant, modified the Consolidated EBITDA definition, and decreased the limits on future capital expenditures. The Lender also agreed to engage in discussions regarding revised financial covenants for 2016 upon our delivery to the Lender of our 2016 projections.

On January 20, 2016, we entered into a third amendment to our Credit Agreement with the Lender. The amendment established the Consolidated EBITDA covenants for each month of 2016 that will apply if we cross the availability threshold in the Credit Agreement.

As of December 31, 2015, we had exceeded the capital expenditure covenant, but subsequently received a waiver from the Lender. We were otherwise in compliance with all other debt covenants at December 31, 2015.

Other debt

Notes payable

During 2015, we entered into an agreement to finance the construction of site leasehold improvements in our Domestic segment. The note has a principal amount of $2,548, bears interest at 4.25%, and has a term of 5 years.

On October 1, 2014, we acquired Collection Center, Inc. ("CCI"), a receivables management company for $4,105, net of interest incurred at an implied rate of approximately 14%. CCI specializes in providing collection services primarily in the healthcare industry and also in the financial services, utility and commercial industries. We paid $2,610 of the purchase price in cash on the acquisition date with the remaining balance to be paid quarterly by September 2016.

Capital lease obligations

During 2015 and 2014, we financed the construction of site leasehold improvements and purchases of furniture, fixtures and equipment in several sites in our Offshore segment. We recorded the respective assets and capital lease obligations of $4,840 and $3,844 in 2015 and 2014, respectively. The implied interest rates range from 3% to 5% and the lease terms are five years.

During 2014, we entered into an agreement to finance the purchase of IT related assets. We recorded the respective assets and capital lease obligations for approximately $1,000. The implied interest rate is approximately 7% and the term of the agreement is three years.

During 2013, we sold a property in our Domestic segment and subsequently leased it back. We recorded both the asset and capital lease obligation in the amount of $1,413. The implied interest rate is approximately 20% and the lease term is seven years.

11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have a 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. As of December 31, 2015, there were 233,189 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock Options

A summary of stock option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of January 1, 2015	2,412,337	$4.66
Granted	533,803	5.77
Exercised	(236,049)	3.26
Forfeited/expired	(282,350)	6.99
Expired	(10,200)	15.68
Outstanding as of December 31, 2015	2,417,541	$4.74	7.05
Vested and exercisable as of December 31, 2015	1,337,705	$4.12	6.16

The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was $3.76, $4.79, and $3.44, respectively.  The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $655, $752, and $965, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2015	2014	2013
Risk-free interest rate	1.71% - 2.4%	1.90% - 3.0%	0.36% - 2.7%
Dividend yield	—%	—%	—%
Expected volatility	59.9% - 66.9%	60.6% - 67.1%	56.5% - 67.6%
Expected life in years	7.6	7.0	7.0

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Stock Grants and Deferred Stock Units

Pursuant to the board of directors compensation program, 2,319 and 12,670 shares of stock were granted in the years ended December 31,  2015 and 2014. No shares of stock were granted in the year ended December 31, 2013.  There were no deferred stock units outstanding as of December 31, 2013 and 2014, and 12,893 were granted to members of the board of directors during 2015.  The total fair value of stock grants made in the years ended December 31, 2015 and 2014 was $22 and $90.  The total fair value of deferred stock units granted in the year ended December 31, 2015 was $65.  Deferred stock units are fully vested upon issuance and are settled in shares of common stock upon the director’s termination of service.  The fair value of stock grants and deferred stock units is calculated based on the closing price of our common stock on the date of grant.

Share-based Compensation Expense

The compensation expense that has been charged against income for December 31, 2015, 2014 and 2013 was $1,469, $1,625, and $1,607, respectively, and is included in selling, general and administrative expense.  As of December 31, 2015, there was $1,482 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.06 years.

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  A total of 400,000 shares were authorized under the ESPP and 41,854 shares were available for issuance as of December 31, 2015.

During 2015, 2014, and 2013, 46,227, 19,394, and 24,404 shares were purchased under this plan at an average price of $3.92, $6.07, and $3.97, respectively.  Total expense recognized related to the ESPP during the years ended December 31, 2015, 2014, and 2013 was $50, $27, and $26, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2015	2014	2013
Risk-free interest rate	0.00% - 0.16%	0.02% - 0.05%	0.02% - 0.07%
Dividend yield	—%	—%	—%
Expected volatility	21.9% - 78.9%	20.7% - 23.5%	24.2% - 64.7%
Expected life in years	3 months	3 months	3 months

The weighted average grant date fair value of these shares was $1.09, and $1.38, and $1.07 per share during the years ended December 31, 2015, 2014, and 2013, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date.  Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%.  Company matching contributions to the 401(k) plan totaled $493, $316, and $288 for the years ended December 31, 2015, 2014, and 2013, respectively.

12. INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2015, 2014, and 2013 were composed of the following:

	Year Ended December 31,
	2015	2014	2013
Interest income	$2	$15	$88
Interest expense	(1,685)	(621)	(114)
Gain (loss) on disposal of assets	$509	$136	(1,549)
Other income	35	464	(4)
Interest and other income (expense), net	$(1,139)	$(6)	$(1,579)

13. INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31,
	2015	2014	2013
U.S.	$(21,246)	$(10,677)	$(15,452)
Foreign	6,094	5,781	9,276
Total	$(15,152)	$(4,896)	$(6,176)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(264)	$(110)	$—
State	33	53	—
Foreign	360	(360)	(29)
Total current (benefit) expense	$129	$(417)	$(29)

Deferred:
Federal	$164	$65	$25
State	11	4	2
Foreign	160	912	232
Total deferred expense	$335	$981	$259

Income tax expense	$464	$564	$230

GAAP requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets as of December 31, 2015, 2014, and 2013 were:

	Year Ended December 31,
	2015	2014	2013
Current deferred tax assets (liabilities):
Accrued restructuring costs	$303	$36	$(41)
Other accrued liabilities	275	63	15
Derivative instruments	202	456	816
Prepaid expenses	(554)	(343)	(209)
Cumulative translation adjustment	(1,178)	(1,150)	(1,397)
Other	(302)	356	373
Total current net deferred tax liabilities	$(1,254)	$(582)	$(443)

Long-term deferred tax assets (liabilities):
Fixed assets	$2,077	$704	$2,969
Accrued stock compensation	4,114	3,656	3,085
Accrued restructuring costs	—	29	47
Work opportunity credit carryforward	5,234	5,121	4,988
Operating loss carryforward	18,066	13,717	10,653
Intangibles and goodwill	(53)	(35)	22
Other	66	170	221
Net long-term deferred tax assets	$29,504	$23,362	$21,985

Subtotal	$28,250	$22,780	$21,542
Valuation allowance	(28,162)	(22,314)	(20,000)

Total net deferred tax asset	$88	$466	$1,542

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
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2015, we have not provided for U.S. income taxes on undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested.
At December 31, 2015, 2014, and 2013, U.S. income and foreign withholding taxes have not been provided for on approximately $1,300, $1,872, and $1,300, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries and would become subject to U.S. income tax if they were remitted to the U.S. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of December 31, 2015 would have been approximately $455.
Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2015, 2014, and 2013 for continuing operations were:

	Year Ended December 31,
	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of federal benefit)	1.7%	0.6%	-1.0%
Effect of change in Canadian tax rate	—%	—%	1.5%
Rate differential on foreign earnings	10.9%	31.9%	48.5%
Foreign income taxed in the U.S.	-8.3%	-55.2%	-95.0%
Uncertain tax positions	-4.9%	25.1%	19.5%
Unremitted foreign earnings of subsidiary	—%	-1.1%	27.7%
Valuation allowance	-40.4%	-49.5%	-33.5%
Expiration of foreign tax credit carryforward	—%	—%	-8.5%
Other, net	2.9%	1.7%	2.0%
Total	-3.1%	-11.5%	-3.8%

As of December 31, 2015, we had gross federal net operating loss carry forwards of approximately $53,454 expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $53,743 expiring beginning in 2016.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2019. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions.  The aggregate reduction in income tax expense for the years ended December 31, 2015, 2014, and 2013 was $1,106, $1,370, and $2,620.
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

The following table indicates the changes to our unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Years Ended December 31,
	2015	2014	2013
Unrecognized, January 1,	$2,215	$3,502	$4,705
Additions based on tax positions taken in current year	$888	$561	$1,090
Reductions based on tax positions taken in prior year	$(141)	$(1,848)	$(2,293)
Unrecognized, December 31,	$2,962	$2,215	$3,502

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines, Costa Rica and Honduras.  Our U.S. federal returns and most state returns for tax years 2010 and forward are subject to examination.  Canadian returns for tax years 2011 and forward are subject to examination.  Our returns since our commencement of operations in the Philippines in 2008, Costa Rica in 2011 and Honduras in 2012 are subject to examination.  In December 2014, our Canadian subsidiary was notified that its income tax returns for the years ended December 31, 2013 and 2012 are under examination. We have not yet received any further correspondence from Canadian tax authorities regarding the examination.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Total
Balance at January 1, 2013	$2,798	$(269)	$2,529
Foreign currency translation	(898)	—	(898)
Reclassification to operations	—	1,950	1,950
Unrealized losses	—	(4,590)	(4,590)
Balance at December 31, 2013	$1,900	$(2,909)	$(1,009)
Foreign currency translation	(653)	—	(653)
Reclassification to operations	—	3,186	3,186
Unrealized losses	—	(2,232)	(2,232)
Tax (provision) benefit	239	(356)	(117)
Balance at December 31, 2014	$1,486	$(2,311)	$(825)
Foreign currency translation	75	—	75
Reclassification to operations	—	2,587	2,587
Unrealized losses	—	(1,906)	(1,906)
Tax (provision) benefit	(28)	(254)	(282)
Balance at December 31, 2015	$1,533	$(1,884)	$(351)

Reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015, 2014, and 2013 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2015	2014	2013
Gains and losses on cash flow hedges
Foreign exchange contracts (COS)	$2,401	$2,991	$1,828	Cost of Services
Foreign exchange contracts (SG&A)	186	195	122	Selling, general and administrative expenses
	$2,587	$3,186	$1,950

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rent expense, including equipment rentals, for the twelve months ended December 31, 2015, 2014, and 2013 was $11,875, $10,915, and $9,691, respectively.

Capital Leases

We leased several asset types under various non-cancelable capital leases with original terms between three and seven years. See Footnote 10 for more information.

Minimum lease payments

As of December 31, 2015, approximate minimum annual lease payments were as follows:

	Operating leases	Capital leases
2016	$11,844	$2,646
2017	10,879	2,335
2018	7,966	2,237
2019	4,010	2,076
2020	797	492
Thereafter	25	—
Total minimum lease payments	$35,522	$9,785
Less amount representing interest		$(1,544)
Present value of capital lease obligations		$8,241
Capital lease obligations, current portion		$2,060
Capital lease obligations, long term portion		$6,181

The current and long term capital lease obligations above are included in other current debt and other debt, respectively, on the consolidated balance sheets.

Legal Proceedings

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

16.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore and Offshore. For the year-ended December 31, 2015, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. Our Offshore segment included the operations of four facilities in the Philippines.

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

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2015, 2014, and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Revenue:
Domestic	169,945	$130,574	$120,928
Offshore	72,914	85,785	81,082
Nearshore	39,275	33,721	29,247
Total	$282,134	$250,080	$231,257

Gross profit:
Domestic	$11,614	$12,940	$13,291
Offshore	6,672	15,192	9,974
Nearshore	6,018	2,340	1,060
Total	$24,304	$30,472	$24,325

Depreciation:
Domestic	$8,049	$5,929	$7,340
Offshore	4,232	3,414	4,193
Nearshore	980	1,036	994
Total	$13,261	$10,379	$12,527

Capital expenditures:
Domestic	$4,382	$7,825	$5,555
Offshore	3,049	2,718	1,254
Nearshore	291	1,118	2,034
Total	$7,722	$11,661	$8,843

	As of December 31,
	2015	2014	2013
Total assets:
Domestic	$68,797	$53,635	$76,224
Offshore	38,016	34,953	10,520
Nearshore	8,861	5,205	2,973
Total	$115,674	$93,793	$89,717

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represent selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2015 and 2014.

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$63,653	$63,464	$72,756	$82,261
Gross Profit	6,117	5,312	3,159	9,716
Net income (loss)	(3,175)	(5,069)	(7,705)	333
Income tax expense	187	163	219	(105)
Comprehensive income (loss)	(3,234)	(4,240)	(8,340)	(276)

Net income (loss) per common share - basic and diluted	$(0.21)	$(0.33)	$(0.49)	$0.02

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$63,209	$61,254	$61,438	$64,179
Gross Profit	8,218	5,692	9,045	7,517
Net loss	(500)	(3,281)	(86)	(1,593)
Income tax expense (benefit)	150	(396)	728	82
Comprehensive income (loss)	(257)	(2,468)	(1,573)	(978)

Net loss per common share - basic and diluted	$(0.03)	$(0.21)	$(0.01)	(0.10)

18. SUBSEQUENT EVENT

On January 20, 2016, we entered into a third amendment to our Credit Agreement with the Lender.  The amendment established the Consolidated EBITDA financial covenants for each month of 2016 that will apply if we cross the availability threshold set forth in the original Credit Agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, EKS&H LLLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015. Their report appears in Part II, Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2016 annual meeting of stockholders and is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated May 11, 2015, by and among StarTek, Inc., MDC Corporate (US) Inc., and MDC Acquisition Inc. (excluding schedules and exhibits, which StarTek, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request	8-K	99.2	5/12/2015
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson	10-K	10.48	3/9/2004
10.2†	StarTek, Inc. 2008 Equity Incentive Plan	DEF 14A	B	3/20/2008
10.3†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.4†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.6†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.7†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.8	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011	8-K	10.1	5/6/2011
10.9†	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011	8-K	10.1	6/29/2011
10.10&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc	10-Q	10.1	11/2/2011

10.11&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011	10-Q	10.2	11/2/2011
10.12†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.13†	Employment Agreement by and between StarTek, Inc. and Lisa Weaver	8-K	10.1	11/3/2011
10.14†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.15&	Agreement No. 20120124.035.C, Contact Center Services Master Agreement effective January 25, 2013 between StarTek, Inc. and AT&T Services, Inc.	10-K	10.42	3/8/2013
10.16&	Amendment No. 20120124.035.A.001 to Contact Center Services Master Agreement between StarTek, Inc. and AT&T Services, Inc.	10-Q	10.2	11/8/2013
10.17	Amendment to Investor Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson Jr.	10-K	10.32	3/7/2014
10.18†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated May 6, 2014)	DEF 14A	A	3/25/2014
10.19&	Master Services Agreement executed January 6, 2014 between StarTek, Inc. and Comcast Cable Communications Management, LLC effective June 22, 2013	10-Q/A	10.2	7/29/2014
10.20	Nomination and Standstill Agreement, dated March 19, 2015, by and among StarTek, Inc., and the members of the Engine Capital Group	8-K	10.1	3/20/2015
10.21	Credit Agreement, dated April 29, 2015, by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	8/10/2015
10.22†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.23†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.24	First Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.2	8/10/2015
10.25	Second Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	11/9/2015
10.26†*	Employment Agreement by and between Donald Norsworthy and StarTek,Inc.
10.27†*	Form of Amendment to Employment Agreement for executive officers
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Consolidated Financial Statements

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: March 11, 2016
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAD A. CARLSON	President and Chief Executive Officer (principal executive officer)	Date: March 11, 2016
Chad A. Carlson

/s/ DON NORSWORTHY	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: March 11, 2016
Don Norsworthy

/s/ ED ZSCHAU	Chairman of the Board	Date: March 11, 2016
Ed Zschau

/s/ ROBERT SHEFT	Director	Date: March 11, 2016
Robert Sheft

/s/ BENJAMIN L. ROSENZWEIG	Director	Date: March 11, 2016
Benjamin L. Rosenzweig

/s/ JACK D. PLATING	Director	Date: March 11, 2016
Jack D. Plating

/s/ ARNAUD AJDLER	Director	Date: March 11, 2016
Arnaud Ajdler