Form 10-Q
period 2016-03-31
StarTek, Inc.
filed 2016-05-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of May 3, 2016, there were 15,717,179 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$78,035	$63,653
Cost of services	69,647	57,536
Gross profit	8,388	6,117
Selling, general and administrative expenses	7,781	8,061
Restructuring charges	12	806
Operating income (loss)	595	(2,750)
Interest and other (expense) income, net	(439)	(238)
Income (loss) before income taxes	156	(2,988)
Income tax expense	125	187
Net income (loss)	$31	$(3,175)
Other comprehensive income (loss), net of tax:	156
Foreign currency translation adjustments	21	(67)
Change in fair value of derivative instruments	258	8
Comprehensive income (loss)	$310	$(3,234)

Net income (loss) per common share - basic	$—	$(0.21)
Weighted average common shares outstanding - basic	15,699	15,417

Net income (loss) per common share - diluted	$—	$(0.21)
Weighted average common shares outstanding - diluted	15,956	15,417

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$830	$2,626
Trade accounts receivable, net	53,879	57,940
Prepaid expenses	2,410	2,019
Other current assets	1,488	1,433
Total current assets	$58,607	$64,018
Property, plant and equipment, net	27,751	30,364
Long-term deferred income tax assets	378	479
Intangible assets, net	7,551	7,847
Goodwill	9,077	9,148
Other long-term assets	2,468	2,948
Total assets	$105,832	$114,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,897	$9,470
Accrued liabilities:
Accrued employee compensation and benefits	9,530	12,066
Other accrued liabilities	3,103	3,103
Line of credit	26,855	32,214
Derivative liability	113	524
Other current debt	3,604	3,497
Other current liabilities	1,297	1,560
Total current liabilities	53,399	62,434
Deferred rent	1,569	1,629
Deferred income tax liabilities	317	393
Other debt	7,548	8,189
Other liabilities	235	234
Total liabilities	63,068	72,879
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,712,719 and 15,699,398 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$157	$157
Additional paid-in capital	78,967	78,439
Accumulated other comprehensive loss	(71)	(351)
Accumulated deficit	(36,289)	(36,320)
Total stockholders’ equity	$42,764	$41,925
Total liabilities and stockholders’ equity	$105,832	$114,804

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$31	$(3,175)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,230	3,036
Share-based compensation expense	489	496
Amortization of deferred gain on sale leaseback transaction	—	(57)
Deferred income taxes	51	26
Income tax benefit related to other comprehensive income	(166)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,078	270
Prepaid expenses and other assets	362	(1,561)
Accounts payable	(268)	1,441
Accrued and other liabilities	(2,943)	46
Net cash provided by operating activities	4,864	522

Investing Activities
Purchases of property, plant and equipment	(411)	(3,509)
Cash paid for acquisition of businesses	(217)	(234)
Net cash used in investing activities	(628)	(3,743)

Financing Activities
Proceeds from the issuance of common stock	39	52
Proceeds from line of credit	76,400	66,082
Principal payments on line of credit	(81,759)	(61,436)
Principal payments on other debt	(700)	(291)
Net cash (used in) provided by financing activities	(6,020)	4,407
Effect of exchange rate changes on cash	(12)	(27)
Net (decrease) increase in cash and cash equivalents	(1,796)	1,159
Cash and cash equivalents at beginning of period	$2,626	$5,306
Cash and cash equivalents at end of period	$830	$6,465

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three months ended March 31, 2016, are not necessarily indicative of operating results that may be expected during any other interim period of 2016 or the year ending December 31, 2016.
The consolidated balance sheet as of December 31, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries. Financial information in this report is presented in U.S. dollars.

Reclassification

Certain amounts for 2015 have been reclassified in the consolidated balance sheets to conform to the 2016 presentation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial condition, results of operations and cash flows.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheets and is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. It may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted this ASU for the first quarter of 2016, and we applied it retrospectively to 2015 for comparability.

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

2.  ACQUISITION
On June 1, 2015, we acquired 100% of the membership interests of Accent Marketing Services, L.L.C. ("ACCENT") for $17,492. During the first quarter of 2016, we finalized the valuation of the identifiable assets acquired and liabilities assumed as of the acquisition date, resulting in an immaterial adjustment to Accounts payable and Goodwill. Final asset and liability amounts are shown below:

Amount
Accounts receivable	$9,441
Fixed assets	2,649
Prepaid expenses and other assets	201
Customer relationships	5,240
Trade name	850
Goodwill	4,941
Accounts payable	(5,503)
Other accrued expenses and current liabilities	(327)
Total preliminary purchase price allocation	$17,492

The customer relationships and trade name have useful lives of eight and six years, respectively. The goodwill recognized was attributable to, among other things, the acquired workforce, increased utilization of our global delivery platform and expected synergies. Goodwill of $4,941 was assigned to our Domestic segment.

The following table presents the unaudited pro forma information assuming the acquisition of ACCENT occurred on January 1, 2014. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2014:

Three Months Ended March 31,
2015
Revenues	$79,216
Net loss	$(5,120)
Net loss per common share - basic and diluted	(0.33)
Weighted average common shares outstanding - basic and diluted	15,417

These amounts have been calculated to reflect the additional amortization and interest expense that would have been incurred assuming the borrowings occurred on January 1, 2014, together with the consequential tax effects.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total goodwill of $9,077 is assigned to our Domestic segment. We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. In 2015, we concluded that goodwill was not impaired. No indicators of impairment exist as of March 31, 2016.

Intangible Assets

The following table presents our intangible assets as of March 31, 2016:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$146	$244	3.00
Customer relationships	7,550	1,112	6,438	4.02
Trade names	1,050	181	869	3.07
	$8,990	$1,439	$7,551	3.88

Expected future amortization of intangible assets as of March 31, 2016 is as follows:

Year Ending December 31,	Amount
Remainder of 2016	$855
2017	1,140
2018	1,139
2019	1,131
2020	1,128
Thereafter	2,158

4.  RESTRUCTURING CHARGES

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the three months ended March 31, 2016:

	Facility-Related and Employee-Related Costs
	Domestic	Nearshore	Total
Balance as of December 31, 2015	$802	$112	$914
Expense (reversal)	(110)	—	(110)
Payments	(376)	(23)	(399)
Balance as of March 31, 2016	$316	$89	$405

Domestic Segment

In 2015, we made the decision to close the Kansas City, Missouri site and ACCENT's former headquarters office in Jeffersonville, Indiana. In conjunction with the ACCENT acquisition, we also eliminated a number of positions that were considered redundant. We established restructuring reserves for employee related costs of $1,289 at the time the decisions were made, and facility related costs of $272 at the time the facilities were vacated. We expect to pay the remaining costs by the end of the third quarter of 2016.

Nearshore Segment

During 2015, we pursued opening additional capacity in our nearshore segment. When it became evident that this additional capacity was not necessary, we decided to abandon the plan and establish a restructuring reserve of $112 for the remaining facility costs. We expect the remaining costs to be paid during 2016.

5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted net income per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,630,774 and 2,493,720 for the three months ended March 31, 2016 and 2015, respectively, have been excluded from our calculation because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended March 31,
	2016		2015
	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc.	$16,017	20.5%	$18,089	28.4%
Sprint / United Management Co.	$10,871	13.9%	$—	—%
AT&T Services, Inc. and AT&T Mobility, LLC	$10,487	13.4%	$10,740	16.9%
Comcast Cable Communications Management, LLC	$7,216	9.2%	$8,878	13.9%

We enter into contracts and perform services with our major clients that fall under the scope of master service agreements (MSAs) with statements of work (SOWs) specific to each line of business. These MSAs and SOWs may automatically renew or be extended by mutual agreement and are generally terminable by the customer or us with prior written notice.

Effective July 1, 2011, we entered into a MSA with T-Mobile. It has an initial term of five years and will automatically renew for additional one-year periods thereafter. It may be terminated by T-Mobile upon 90 days written notice.

Effective July 1, 2011, ACCENT, a business we acquired in 2015, entered into a MSA with Sprint. It has an initial term of three years and automatically renews for additional one-month periods thereafter. It may be terminated by Sprint upon 30 days written notice.

On January 25, 2013, we entered into a MSA with AT&T Services, Inc., that expires June 30, 2016, but may be terminated by AT&T with written notice. Currently there are a number of SOWs for several different lines of AT&T business. These SOWs expire prior to 2018.

Effective June 22, 2013, we entered into a MSA with Comcast. The agreement has an initial term of one year and will automatically renew for additional one-year periods unless either party gives 90 days written notice of cancellation. The contract was renewed for the year ending June 22, 2016.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management has required clients to pre-pay for services. As of March 31, 2016, management does not believe that any significant credit risk exists.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency forward contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to twelve months.  The market risk exposure is essentially limited to risk related to currency rate movements. We operate in Canada, Jamaica, and the Philippines, where the functional currencies are the Canadian dollar, the Jamaican dollar, and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues, which are paid in U.S. dollars. In Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended March 31, 2016 and 2015, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of March 31, 2016:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	1,050	$851
Philippine Peso	141,000	3,105
		$3,956

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
Level 3 - Unobservable inputs that cannot be supported by market activity and that are significant to the fair value of the asset or liability, such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

Derivative Instruments

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves.  The inputs to the valuation pricing models are observable in the market, and as such the derivatives are classified as Level 2 in the fair value hierarchy.

The following tables set forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Foreign exchange contracts	$—	$113	$—	$113

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Foreign exchange contracts	$—	$524	$—	$524

9. DEBT

Secured Revolving Credit Facility

On April 29, 2015, we entered into a secured revolving credit facility ("Credit Agreement") with BMO Harris Bank N.A. ("Administrative Agent" or "Lender"). The Credit Agreement is effective through April 2020 and we may borrow the lesser of the borrowing base calculation and $50,000. As long as no default has occurred and with the Administrative Agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement.

Our borrowings bear interest at one-month LIBOR plus 1.75% to 2.50%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment.

The Credit Agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions, and includes the following financial covenants:

•	During fiscal year 2016, maintaining certain EBITDA thresholds if a reporting trigger period commences,

•	Beginning in 2017, maintaining a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 if a reporting trigger period commences, and

•	Limiting non-financed capital expenditures to $5,000 for fiscal years 2016 and thereafter.

We were in compliance with all such covenants as of March 31, 2016.

As of March 31, 2016, we had $26,855 of outstanding borrowings and our remaining borrowing capacity was $15,322.

Other debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in Other current debt and Other debt, as applicable.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards for the three months ended March 31, 2016 was $489, and for the three months ended March 31, 2015 was $496, and is included in Selling, general and administrative expenses.  As of March 31, 2016, there was $1,308 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 2.01 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2015	$1,533	$(1,884)	$(351)
Foreign currency translation	34		34
Reclassification to operations		305	305
Unrealized gains (losses)		107	107
Tax provision (benefit)	(13)	(153)	(166)
Balance at March 31, 2016	$1,554	$(1,625)	$(71)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended March 31,
	2016	2015
Losses on cash flow hedges
Foreign exchange contracts	$295	$576	Cost of services
Foreign exchange contracts	10	46	Selling, general and administrative expenses
Total reclassifications for the period	$305	$622

12.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of March 31, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three months ended March 31, 2016 and 2015 is as follows:

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Domestic	$49,145	$35,624
Offshore	17,581	20,331
Nearshore	11,309	7,698
Total	$78,035	$63,653

Gross profit:
Domestic	$4,824	$2,406
Offshore	2,286	2,523
Nearshore	1,278	1,188
Total	$8,388	$6,117

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2015 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

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

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of March 31, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2016

None.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH, 2016 AND 2015

The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Three Months Ended March 31,
	2016		2015
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$49,145	63.0%	$35,624	56.0%
Gross profit	$4,824	57.5%	$2,406	39.3%
Gross profit %	9.8%		6.8%
Offshore:
Revenue	$17,581	22.5%	$20,331	31.9%
Gross profit	$2,286	27.3%	$2,523	41.2%
Gross profit %	13.0%		12.4%
Nearshore:
Revenue	$11,309	14.5%	$7,698	12.1%
Gross profit	$1,278	15.2%	$1,188	19.4%
Gross profit %	11.3%		15.4%
Company Total:
Revenue	$78,035	100.0%	$63,653	100.0%
Gross profit	$8,388	100.0%	$6,117	100.0%
Gross profit %	10.7%		9.6%

Revenue

Revenue increased by $14.4 million, from $63.7 million to $78.0 million in the first quarter of 2016. The Domestic segment increase of $13.5 million was due to $14.2 million from the acquisition of ACCENT and $7.9 million of new business and growth from existing clients, partially offset by $7.0 million of volume reductions and $1.6 million of lost programs. Offshore revenues declined by $2.8 million due to $3.0 million of volume reductions and $1.8 million of lost programs, partially offset by $2.1 million of growth from existing and new clients. The increase in the Nearshore segment of $3.6 million was due to $1.4 million of growth from existing and new clients in our Honduras facilities and $2.3 million of revenue from our Jamaica facility, partially offset by $0.1 million of volume reductions.

Gross profit

Gross profit as a percentage of revenue increased by 1.1% primarily due to the benefit of ongoing contract optimization efforts and lower site overhead costs, partially offset by costs related to new business ramps. Domestic gross profit as a percentage of revenue increased to 9.8% in 2016 from 6.8% in 2015 primarily due to the aforementioned optimization efforts and lower site overhead costs. The Offshore increase of 0.6% was primarily due to an increase in capacity utilization. The Nearshore decrease of 4.1% was due to the dilutive effects of ramping new business during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.3 million during the first quarter of 2016 compared to the prior year. Such expenses as a percentage of revenue decreased from 12.7% in 2015 to 10.0% in 2016 as a result of continued cost control measures.

Restructuring Charges

Restructuring charges totaled $12 thousand during the first quarter of 2016. During the first quarter of 2015, restructuring charges totaled $0.8 million, which primarily consisted of $0.7 million related to outsourcing our data centers.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the three months ended March 31, 2016 and 2015 of approximately $0.4 million and $0.2 million, respectively, primarily consists of interest expense associated with our line of credit.

Income Tax Expense

Income tax expense during the first quarter of 2016 was $0.1 million compared to $0.2 million in the first quarter of 2015. Income tax expense is primarily related to our Canadian operations. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities and available borrowings under our revolving credit facility.  We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions.  Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit periodically for ongoing working capital needs.  We believe our cash and cash equivalents, cash from operations and available credit will be sufficient to operate our business for the next twelve months.

As of March 31, 2016, working capital totaled $5.2 million and our current ratio was 1.10:1, compared to working capital of $1.6 million and a current ratio of 1.03:1 as of December 31, 2015. The increase in working capital in 2016 was primarily driven by an increase in net cash provided by operations.

Net cash flows provided by operating activities for the three months ended March 31, 2016 was $4.9 million compared to net cash flows provided by operating activities of $0.5 million for the three months ended March 31, 2015, primarily due to increased earnings of $3.2 million and a $0.9 million increase in cash provided from working capital. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2016 of $0.6 million consisted of $0.4 million for capital expenditures and $0.2 million paid for prior acquisitions. This compares to net cash used in investing activities for the three months ended March 31, 2015 of $3.7 million, which consisted of capital expenditures of $3.5 million related to facility expansions and $0.2 million related to prior acquisitions.

Net cash used in financing activities for the three months ended March 31, 2016 of $6.0 million was primarily used to pay down of our line of credit during the quarter. Net cash provided by financing activities for the three months ended March 31, 2015 was $4.4 million and was primarily due to net advances on our line of credit to fund facility expansions and pay down other debt.

Secured Revolving Credit Facility

For more information, refer to Note 9, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the first quarter of 2016.

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

Our critical accounting policies and estimates are consistent with those disclosed in our 2015 Annual Report on Form 10-K. Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a complete description of our critical accounting policies and estimates.

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

We serve many of our U.S.-based clients in non-U.S. locations, such as Canada and the Philippines. Our client contracts are primarily priced and invoiced in USD; however, the functional currencies of our Canadian and Philippine operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), respectively, which creates foreign currency exchange exposure.

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency exchange contracts as of March 31, 2016 with notional amounts totaling $4.0 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $0.5 million on the underlying exposures of the derivative instruments.

If we increase our operations in international markets, our exposure to potentially volatile movements in foreign currency exchange rates would also increase. The economic impact of foreign currency exchange rate movements is linked to variability in real growth, inflation, governmental actions and other factors. These changes, if significant, could cause us to adjust our foreign currency risk strategies.

Interest Rate Risk

At March 31, 2016, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended March 31, 2016, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated as of May 11, 2015, by and among StarTek, Inc. MDC Corporate (US) Inc. and MDC Acquisition Inc. (excluding schedules and exhibits, which StarTek, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request).	8-K	2.1	5/12/2015
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1	Third Amendment to Credit Agreement, by and among BMO Harris Bank N.A. and StarTek, Inc.	8-K	10.1	1/26/2016
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan
10.3*&	Master Services Agreement by and between Accent Marketing LLC and Sprint / United Management Company for certain call center services dated effective July 1, 2011
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and 2015 (Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: May 10, 2016
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ DON NORSWORTHY	Date: May 10, 2016
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)