Form 10-Q
period 2016-06-30
StarTek, Inc.
filed 2016-08-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of August 2, 2016, there were 15,734,632 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$73,733	$63,464	$151,769	$127,117
Cost of services	66,722	58,152	136,369	115,688
Gross profit	7,011	5,312	15,400	11,429
Selling, general and administrative expenses	8,120	8,582	15,901	16,643
Restructuring charges	158	1,536	170	2,343
Operating loss	(1,267)	(4,806)	(671)	(7,557)
Interest and other (expense), net	(371)	(100)	(811)	(337)
Loss before income taxes	(1,638)	(4,906)	(1,482)	(7,894)
Income tax expense	46	163	171	350
Net loss	$(1,684)	$(5,069)	$(1,653)	$(8,244)
Other comprehensive income (loss), net of tax:		1	156
Foreign currency translation adjustments	87	79	107	12
Change in fair value of derivative instruments	27	750	286	758
Comprehensive loss	$(1,570)	$(4,240)	$(1,260)	$(7,474)

Net loss per common share - basic and diluted	(0.11)	$(0.33)	(0.11)	$(0.53)
Weighted average common shares outstanding - basic and diluted	15,719	15,523	15,709	15,470

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,254	$2,626
Trade accounts receivable, net	52,539	57,940
Derivative asset	58	—
Prepaid expenses	1,856	2,019
Other current assets	1,276	1,433
Total current assets	$56,983	$64,018
Property, plant and equipment, net	25,080	30,364
Deferred income tax assets	382	479
Intangible assets, net	7,266	7,847
Goodwill	9,077	9,148
Other long-term assets	2,358	2,948
Total assets	$101,146	$114,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,622	$9,232
Accrued liabilities:
Accrued employee compensation and benefits	13,204	12,956
Other accrued liabilities	1,763	2,451
Line of credit	23,460	32,214
Derivative liability	143	524
Other current debt	3,283	3,497
Other current liabilities	1,184	1,560
Total current liabilities	$50,659	$62,434
Deferred rent	1,450	1,629
Deferred income tax liabilities	317	393
Other debt	6,881	8,189
Other liabilities	235	234
Total liabilities	$59,542	$72,879
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,734,632 and 15,699,398 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$157	$157
Additional paid-in capital	79,378	78,439
Accumulated other comprehensive income (loss)	42	(351)
Accumulated deficit	(37,973)	(36,320)
Total stockholders’ equity	$41,604	$41,925
Total liabilities and stockholders’ equity	$101,146	$114,804

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(1,653)	$(8,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,304	6,288
Provision for doubtful accounts	375	—
Gain on sale of assets	(7)	(507)
Share-based compensation expense	825	913
Amortization of deferred gain on sale leaseback transaction	—	(114)
Deferred income taxes	51	75
Income tax benefit related to other comprehensive income	(166)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,045	3,128
Prepaid expenses and other assets	1,167	(2,338)
Accounts payable	(1,337)	(4,163)
Accrued and other liabilities	(1,020)	4,984
Net cash provided by operating activities	9,584	22

Investing Activities
Proceeds from sale of assets	13	982
Purchases of property, plant and equipment	(594)	(5,209)
Cash paid for acquisition of businesses	(414)	(18,760)
Net cash used in investing activities	(995)	(22,987)

Financing Activities
Proceeds from the issuance of common stock	114	647
Proceeds from line of credit	148,200	161,795
Principal payments on line of credit	(156,954)	(137,893)
Principal payments on other debt	(1,409)	(580)
Net cash (used in) provided by financing activities	(10,049)	23,969
Effect of exchange rate changes on cash	88	84
Net (decrease) increase in cash and cash equivalents	(1,372)	1,088
Cash and cash equivalents at beginning of period	$2,626	$5,306
Cash and cash equivalents at end of period	$1,254	$6,394

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of operating results that may be expected during any other interim period of 2016 or the year ending December 31, 2016.
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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial condition, results of operations and cash flows.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial condition, results of operations and cash flows.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total goodwill of $9,077 is assigned to our Domestic segment. We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. In 2015, we concluded that goodwill was not impaired. No indicators of impairment exist as of June 30, 2016.

Intangible Assets

The following table presents our intangible assets as of June 30, 2016:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$159	$231	3.29
Customer relationships	7,550	1,341	6,209	4.44
Trade names	1,050	224	826	3.43
	$8,990	$1,724	$7,266	4.29

Expected future amortization of intangible assets as of June 30, 2016 is as follows:

Year Ending December 31,	Amount
Remainder of 2016	$570
2017	1,140
2018	1,139
2019	1,131
2020	1,128
Thereafter	2,158

4.  RESTRUCTURING CHARGES

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the six months ended June 30, 2016:

	Facility-Related and Employee-Related Costs
	Domestic	Nearshore	Total
Balance as of December 31, 2015	$802	$112	$914
Reversal	(113)	(42)	(155)
Payments	(551)	(24)	(575)
Balance as of June 30, 2016	$138	$46	$184

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

5. NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method.  Securities totaling 2,638,664 and 2,513,371 for the six months ended June 30, 2016 and 2015, respectively, have been excluded from our calculation because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc.	$17,045	23.1%	$17,033	26.8%	$33,062	21.8%	$35,123	27.6%
Sprint / United Management Co.	$11,257	15.3%	$3,162	5.0%	$22,129	14.6%	$3,162	2.5%
AT&T Services, Inc. and AT&T Mobility, LLC	$9,734	13.2%	$8,070	12.7%	$20,221	13.3%	$18,810	14.8%
Comcast Cable Communications Management, LLC	$7,025	9.5%	$7,930	12.5%	$14,241	9.4%	$16,809	13.2%

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

On January 25, 2013, we entered into a MSA with AT&T Services, Inc., and we are currently negotiating a new MSA with them. There are a number of SOWs for several different lines of AT&T business. These SOWs expire prior to 2018.

Effective June 22, 2013, we entered into a MSA with Comcast. The agreement has an initial term of one year and will automatically renew for additional one-year periods unless either party gives 90 days written notice of cancellation. The contract was renewed for the year ending June 22, 2017.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management has required clients to pre-pay for services. As of June 30, 2016, management believes reserves are appropriate and does not believe that any significant credit risk exists.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency forward and option contracts to hedge our anticipated operating commitments that are denominated in foreign currencies.  The contracts cover periods commensurate with expected exposure, generally three to twelve months.  The market risk exposure is essentially limited to risk related to currency rate movements. We operate in Canada, Jamaica, and the Philippines, where the functional currencies are the Canadian dollar, the Jamaican dollar, and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues, which are paid in U.S. dollars. In Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and six months ended June 30, 2016 and 2015, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2016:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	4,055	$3,244
Philippine Peso	469,000	10,308
		$13,552

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

The following tables set forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$58	$—	$58
Total fair value of assets measured on a recurring basis	$—	$58	$—	$58

Liabilities:
Foreign exchange contracts	$—	$143	$—	$143
Total fair value of liabilities measured on a recurring basis	$—	$143	$—	$143

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$524	$—	$524
Total fair value of liabilities measured on a recurring basis	$—	$524	$—	$524

9. DEBT

Secured Revolving Credit Facility

On April 29, 2015, we entered into a secured revolving credit facility ("Credit Agreement") with BMO Harris Bank N.A. ("Administrative Agent" or "Lender"). The Credit Agreement is effective through April 2020 and we may borrow the lesser of the borrowing base calculation or $50,000. As long as no default has occurred and with the Administrative Agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement.

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

We were in compliance with all such covenants as of June 30, 2016.

As of June 30, 2016, we had $23,460 of outstanding borrowings and our remaining borrowing capacity was $20,323.

Other debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in other current debt and other debt, as applicable.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock awards and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards for the three and six months ended June 30, 2016 was $336 and $825, and for the three and six months ended June 30, 2015 was $417 and $913, and is included in selling, general and administrative expenses.  As of June 30, 2016, there was $1,087 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 2.01 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2015	$1,533	$(1,884)	$(351)
Foreign currency translation	120		120
Reclassification to operations		431	431
Unrealized gains (losses)		8	8
Tax provision (benefit)	(13)	(153)	(166)
Balance at June 30, 2016	$1,640	$(1,598)	$42

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Losses on cash flow hedges
Foreign exchange contracts	$122	$424	$416	$1,001	Cost of services
Foreign exchange contracts	4	35	15	80	Selling, general and administrative expenses
Total reclassifications for the period	$126	$459	$431	$1,081

12.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of June 30, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the Three Months Ended June 30,
	2016	2015
Revenue:
Domestic	$46,342	$37,105
Offshore	17,064	18,127
Nearshore	10,327	8,232
Total	$73,733	$63,464

Gross profit:
Domestic	$3,244	$2,217
Offshore	2,548	1,810
Nearshore	1,219	1,285
Total	$7,011	$5,312

	For the Six Months Ended June 30,
	2016	2015
Revenue:
Domestic	$95,487	$72,729
Offshore	34,646	38,458
Nearshore	21,636	15,930
Total	$151,769	$127,117

Gross profit:
Domestic	$8,069	$4,623
Offshore	4,834	4,333
Nearshore	2,497	2,473
Total	$15,400	$11,429

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2015 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

STARTEK is a customer engagement business process outsourcing (BPO) services provider, delivering customer care solutions in a different and more meaningful way. We use “engagement” design principles vs. traditional contact center methods, resulting in added value services that create deeper customer relationships through better customer insights and interactions for our clients. Our unique approach to Omni Channel Design and Service, Training Innovation, and Analytics, allows STARTEK to deliver full life-cycle care solutions through our engagement centers around the world. Our employees, whom we call Brand Warriors, are at the forefront of our customer engagement services and represent our greatest asset. For over 25 years, STARTEK Brand Warriors have been committed to enhancing the customer experience, providing higher value and making a positive impact for our clients’ business results.

Our vision is to be the most trusted global service provider to customer-centric companies who are looking for more effective ways to engage their customers on their terms and preferred channels with solutions that are not always available via traditional “contact center” companies.

The STARTEK Advantage System, the sum total of our customer engagement culture, customized solutions and processes, allows us to always remain focused on enhancing our clients’ customer experience, increasing customer lifetime value (CLV) and reducing total cost of ownership. STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management and retention programs.  We service client programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, IVR and back-office support.

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of June 30, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We seek to become the trusted partner to our clients and provide meaningful, impactful customer engagement business process outsourcing ("BPO") services. Our approach is to develop relationships with our clients that are truly collaborative in nature where we are focused, flexible and proactive to their business needs.  The end result is the delivery of the highest quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

•grow our existing client base by deepening and broadening our relationships;
•diversify our client base by adding new clients and verticals;
•improve our market position by becoming the leader in customer engagement services;
•improve profitability through operational improvements, increased utilization and higher margin accounts;
•expand our global delivery platform to meet our clients' needs;
•broaden our service offerings through more innovative, technology-enabled and added-value solutions; and
•develop talent and plan for succession.

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED JUNE 30, 2016

None.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2016 AND 2015

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Three Months Ended June 30,
	2016		2015
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$46,342	62.9%	$37,105	58.4%
Gross profit	$3,244	46.3%	$2,217	41.7%
Gross profit %	7.0%		6.0%
Offshore:
Revenue	$17,064	23.1%	$18,127	28.6%
Gross profit	$2,548	36.3%	$1,810	34.1%
Gross profit %	14.9%		10.0%
Nearshore:
Revenue	$10,327	14.0%	$8,232	13.0%
Gross profit	$1,219	17.4%	$1,285	24.2%
Gross profit %	11.8%		15.6%
Company Total:
Revenue	$73,733	100.0%	$63,464	100.0%
Gross profit	$7,011	100.0%	$5,312	100.0%
Gross profit %	9.5%		8.4%

Revenue

Revenue increased by $10.2 million, from $63.5 million to $73.7 million in the second quarter of 2016. This increase was due to $11.4 million from the acquisition of ACCENT and $5.5 million of new business and net growth from existing clients, partially offset by $6.7 million of lost programs. The Domestic segment increase of $9.2 million was due to $10.2 million from the acquisition of ACCENT and $5.1 million of new business and net growth from existing clients, partially offset by $6.1 million of lost programs. Offshore revenues declined by $1.1 million due to $0.5 million reduction in revenue from existing clients and $0.6 million of lost programs. The increase in the Nearshore segment of $2.1 million was due to $1.2 million from the acquisition of ACCENT and $0.9 million of growth from existing and new clients.

Gross profit

Gross profit as a percentage of revenue increased by 1.1% primarily due to the benefit of ongoing contract optimization efforts and increased capacity utilization. Domestic gross profit as a percentage of revenue increased to 7.0% in 2016 from 6.0% in 2015 primarily due to the aforementioned optimization efforts and lower site overhead costs. The Offshore increase of 4.9% was primarily due to an increase in capacity utilization. The Nearshore decrease of 3.8% was due to the dilutive effects of ramping new business during the quarter.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Six Months Ended June 30,
	2016		2015
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$95,487	62.9%	$72,729	57.2%
Gross profit	$8,069	52.4%	$4,623	40.4%
Gross profit %	8.5%		6.4%
Offshore:
Revenue	$34,646	22.8%	$38,458	30.3%
Gross profit	$4,834	31.4%	$4,333	37.9%
Gross profit %	14.0%		11.3%
Nearshore:
Revenue	$21,636	14.3%	$15,930	12.5%
Gross profit	$2,497	16.2%	$2,473	21.6%
Gross profit %	11.5%		15.5%
Company Total:
Revenue	$151,769	100.0%	$127,117	100.0%
Gross profit	$15,400	100.0%	$11,429	100.0%
Gross profit %	10.1%		9.0%

Revenue

Revenue increased by $24.7 million, from $127.1 million to $151.8 million in the first half of 2016. This increase was due to $28 million from the acquisition of ACCENT and $9.1 million of new business and net growth from existing clients, partially offset by $12.4 million of lost programs. The Domestic segment increase of $22.8 million was due to $24.5 million from the acquisition of ACCENT and $8.7 million of new business and net growth from existing clients, partially offset by $10 million of lost programs. Offshore revenues declined by $3.8 million due to $1.6 million reduction in revenue from existing clients and $2.2 million of lost programs. The increase in the Nearshore segment of $5.7 million was due to $3.5 million from the acquisition of ACCENT and $2.2 million of growth from existing and new clients.

Gross profit

Gross profit as a percentage of revenue increased by 1.1% primarily due to the benefit of ongoing contract optimization efforts and increased capacity utilization. Domestic gross profit as a percentage of revenue increased to 8.5% in 2016 from 6.4% in 2015 primarily due to the aforementioned optimization efforts and lower site overhead costs. The Offshore increase of 2.7% was primarily due to an increase in capacity utilization. The Nearshore decrease of 4% was due to the dilutive effects of ramping new business during the quarter.

The following paragraphs discuss other items affecting the results of our operations for the three and six months ended June 30, 2016 and 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.5 million during the second quarter of 2016 compared to the prior year. Such expenses as a percentage of revenue decreased from 13.5% in 2015 to 11% in 2016. On a year-to-date basis, such expenses as a percentage of revenue decreased to 10.5% from 13.1% in 2015. The significant decrease is attributable to synergies related to the continued realization of cost reduction initiatives and improved efficiencies from last year's IT platform migration.

Restructuring Charges

Restructuring charges totaled $158 thousand and $170 thousand for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, restructuring charges totaled $1.5 million and $2.3 million, respectively, which primarily consisted of $1.4 million for outsourcing our data centers and $0.7 million for acquisition related restructuring.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the three and six months ended June 30, 2016 of approximately ($0.4) million and ($0.8) million, respectively, primarily consists of interest expense associated with our line of credit, capital leases, and notes payable.

Interest and other income (expense), net for the three and six months ended June 30, 2015 of approximately ($0.1) million and ($0.3) million, respectively, of expense primarily consists of interest expense associated with our line of credit and capital leases. Interest expense was partially offset by a gain on disposal of assets related to relocating a site in the Philippines.

Income Tax Expense

Income tax expense during the first half of 2016 was $0.2 million compared to $0.4 million in the first half of 2015. Income tax expense is primarily related to our foreign operations. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

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

As of June 30, 2016, working capital totaled $6.3 million and our current ratio was 1.12:1, compared to working capital of $1.6 million and a current ratio of 1.03:1 as of December 31, 2015. The increase in working capital in 2016 was primarily driven by an increase in net cash provided by operations.

Net cash flows provided by operating activities for the six months ended June 30, 2016 was $9.6 million compared to net cash flows provided by operating activities of $22 thousand for the six months ended June 30, 2015, primarily due to increased earnings of $6.6 million and an increase in cash provided from collections of accounts receivable. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2016 of $1.0 million consisted of $0.6 million for capital expenditures and $0.4 million paid for acquisitions. This compares to net cash used in investing activities for the six months ended June 30, 2015 of $23.0 million, which primarily consisted of capital expenditures of $5.2 million related to facility expansions and $18.8 million related to acquisitions.

Net cash used in financing activities for the six months ended June 30, 2016 of $10.0 million consisted of $8.8 million used to pay down our line of credit and $1.4 million of principal payments on debt. Net cash provided by financing activities for the six months ended June 30, 2015 was $24.0 million and was primarily due to net advances on our line of credit to fund acquisitions.

Secured Revolving Credit Facility

For more information, refer to Note 9, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the second quarter of 2016.

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

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency exchange forward and option contracts as of June 30, 2016 with notional amounts totaling $13.6 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $1.5 million on the underlying exposures of the derivative instruments.

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

Interest Rate Risk

At June 30, 2016, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended June 30, 2016, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated as of May 11, 2015, by and among StarTek, Inc. MDC Corporate (US) Inc. and MDC Acquisition Inc. (excluding schedules and exhibits, which StarTek, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request).	8-K	2.1	5/12/2015
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016
10.2*&	Amendment to Master Services Agreement by and between Accent Marketing LLC and Sprint/United Management Company effective June 1, 2016
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: August 9, 2016
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ DON NORSWORTHY	Date: August 9, 2016
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)