Form 10-Q
period 2016-09-30
StarTek, Inc.
filed 2016-11-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of October 27, 2016, there were 15,746,782 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. Unless otherwise noted in this report, any description of “us," “we,” or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$78,305	$72,756	$230,073	$199,874
Cost of services	67,958	69,597	204,327	185,284
Gross profit	10,347	3,159	25,746	14,590
Selling, general and administrative expenses	8,767	9,335	24,668	25,981
Impairment losses and restructuring charges, net	187	889	356	3,231
Operating profit (loss)	1,393	(7,065)	722	(14,622)
Interest and other (expense), net	(374)	(421)	(1,185)	(758)
Income (loss) before income taxes	1,019	(7,486)	(463)	(15,380)
Income tax expense	163	219	334	569
Net income (loss)	$856	$(7,705)	$(797)	$(15,949)
Other comprehensive income (loss), net of tax:		1	156
Foreign currency translation adjustments	45	47	152	58
Change in fair value of derivative instruments	(46)	(682)	240	78
Comprehensive income (loss)	$855	$(8,340)	$(405)	$(15,813)

Net income (loss) per common share - basic	$0.05	$(0.49)	$(0.05)	$(1.03)
Weighted average common shares outstanding - basic	15,735	15,569	15,718	15,504

Net income (loss) per common share - diluted	0.05	(0.49)	(0.05)	(1.03)
Weighted average common shares outstanding - diluted	16,250	15,569	15,718	15,504

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$791	$2,626
Trade accounts receivable, net	54,918	57,940
Prepaid expenses	1,730	2,019
Other current assets	885	1,433
Total current assets	$58,324	$64,018
Property, plant and equipment, net	22,187	30,364
Deferred income tax assets	415	479
Intangible assets, net	6,982	7,847
Goodwill	9,077	9,148
Other long-term assets	2,320	2,948
Total assets	$99,305	$114,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,204	$9,232
Accrued liabilities:
Accrued employee compensation and benefits	12,527	12,956
Other accrued liabilities	1,733	2,451
Line of credit	22,184	32,214
Derivative liability	159	524
Other current debt	3,321	3,497
Other current liabilities	1,314	1,560
Total current liabilities	$48,442	$62,434
Deferred rent	1,303	1,629
Deferred income tax liabilities	408	393
Other debt	6,195	8,189
Other liabilities	—	234
Total liabilities	$56,348	$72,879
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,746,782 and 15,699,398 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$157	$157
Additional paid-in capital	79,876	78,439
Accumulated other comprehensive income (loss)	41	(351)
Accumulated deficit	(37,117)	(36,320)
Total stockholders’ equity	$42,957	$41,925
Total liabilities and stockholders’ equity	$99,305	$114,804

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(797)	$(15,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,382	9,803
Impairment losses	174	—
Provision for doubtful accounts	555	—
Gain on sale of assets	(19)	(509)
Share-based compensation expense	1,279	1,376
Amortization of deferred gain on sale leaseback transaction	—	(168)
Deferred income taxes	103	132
Income tax benefit related to other comprehensive income	(233)	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,482	3,778
Prepaid expenses and other assets	2,105	(1,245)
Accounts payable	(1,663)	(5,076)
Accrued and other liabilities	(1,872)	4,488
Net cash provided by (used in) operating activities	11,496	(3,370)

Investing Activities
Proceeds from sale of assets	24	982
Purchases of property, plant and equipment	(938)	(6,500)
Cash paid for acquisition of businesses	(617)	(18,909)
Net cash used in investing activities	(1,531)	(24,427)

Financing Activities
Proceeds from the issuance of common stock	159	698
Proceeds from line of credit	224,650	237,840
Principal payments on line of credit	(234,680)	(214,096)
Principal payments on other debt	(2,150)	(1,479)
Net cash (used in) provided by financing activities	(12,021)	22,963
Effect of exchange rate changes on cash	221	342
Net decrease in cash and cash equivalents	(1,835)	(4,492)
Cash and cash equivalents at beginning of period	$2,626	$5,306
Cash and cash equivalents at end of period	$791	$814

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results that may be expected during any other interim period of 2016 or the year ending December 31, 2016.
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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740) ("ASU 2016-16"), Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. We are is currently assessing the potential impact of the adoption of ASU 2016-16 on our consolidated financial statements.

In June 2016, FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial condition, results of operations and cash flows.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total goodwill of $9,077 is assigned to our Domestic segment. We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. In 2015, we concluded that goodwill was not impaired. No indicators of impairment exist as of September 30, 2016.

Intangible Assets

The following table presents our intangible assets as of September 30, 2016:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$170	$220	3.42
Customer relationships	7,550	1,571	5,979	4.58
Trade names	1,050	267	783	3.57
	$8,990	$2,008	$6,982	4.43

Expected future amortization of intangible assets as of September 30, 2016 is as follows:

Year Ending December 31,	Amount
Remainder of 2016	$285
2017	1,140
2018	1,140
2019	1,131
2020	1,128
Thereafter	2,158

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During 2015, we pursued opening additional capacity in our Nearshore segment.  In the fourth quarter of 2015 we determined that this additional capacity was not necessary and we recognized an impairment loss of $323 related to certain assets.  In September 2016, we impaired the remaining value of the assets when we determined that we would not be able to sell them, resulting in an additional loss of $174.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the nine months ended September 30, 2016:

	Facility-Related and Employee-Related Costs
	Domestic	Nearshore	Total
Balance as of December 31, 2015	$802	$112	$914
Reversal	(103)	—	(103)
Payments	(655)	(69)	(724)
Balance as of September 30, 2016	$44	$43	$87

Domestic Segment

In 2015, we made the decision to close the Kansas City, Missouri site and ACCENT's former headquarters office in Jeffersonville, Indiana. In conjunction with the ACCENT acquisition, we also eliminated a number of positions that were considered redundant. We established restructuring reserves for employee related costs of $1,289 at the time the decisions were made, and facility related costs of $272 at the time the facilities were vacated. We expect to pay the remaining costs by the end of 2016.

Nearshore Segment

During 2015, we pursued opening additional capacity in our nearshore segment. When it became evident that this additional capacity was not necessary, we decided to abandon the plan and establish a restructuring reserve of $112 for the remaining facility costs. We expect the remaining costs to be paid by the end of 2016.

5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of our weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method. Dilutive stock options for the three months ended September 30, 2016 totaled 515,649. Securities totaling 2,686,068 for the nine months ended September 30, 2016 and 2,533,403 for the three and nine months ended September 30, 2015, respectively, have been excluded from our calculation because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile USA, Inc.	$20,298	25.9%	$16,330	22.4%	$53,359	23.2%	$51,453	25.7%
Sprint / United Management Co.	$11,656	14.9%	$10,528	14.5%	$33,785	14.7%	$13,690	6.8%
AT&T Services, Inc. and AT&T Mobility, LLC	$9,194	11.7%	$7,422	10.2%	$29,416	12.8%	$26,232	13.1%
Comcast Cable Communications Management, LLC	$6,549	8.4%	$7,590	10.4%	$20,790	9.0%	$24,399	12.2%

We enter into contracts and perform services with our major clients that fall under the scope of master service agreements (MSAs) with statements of work (SOWs) specific to each line of business. These MSAs and SOWs may automatically renew or be extended by mutual agreement and are generally terminable by the customer or us with prior written notice.

Effective July 1, 2011, we entered into a MSA with T-Mobile. It had an initial term of five years and automatically renews for additional one-year periods thereafter. It may be terminated by T-Mobile upon 90 days written notice.

Effective July 1, 2011, ACCENT, a business we acquired in 2015, entered into a MSA with Sprint. It had an initial term of three years and automatically renews for additional one-month periods thereafter. It may be terminated by Sprint upon 30 days written notice.

On August 8, 2016, we entered into a MSA with AT&T Services, Inc. The agreement has a term of three years from the effective date. There are a number of SOWs for several different lines of AT&T business. These SOWs expire prior to 2018.

Effective June 22, 2013, we entered into a MSA with Comcast. The agreement had an initial term of one year and automatically renews for additional one-year periods unless either party gives 90 days written notice of cancellation. The contract was renewed for the year ending June 22, 2017.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of September 30, 2016, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital.  The aggregate gross amount factored under these agreements was $14,584 and $6,055 for the three months ended September 30, 2016 and September 30, 2015, respectively.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three and nine months ended September 30, 2016 and 2015, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2016:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	2,945	$2,356
Philippine Peso	340,000	7,473
		$9,829

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

The following tables set forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$159	$—	$159
Total fair value of liabilities measured on a recurring basis	$—	$159	$—	$159

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$524	$—	$524
Total fair value of liabilities measured on a recurring basis	$—	$524	$—	$524

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

Our borrowings bear interest at one-month LIBOR plus 1.75% to 2.50%, depending on current availability. In addition, we will pay a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment.

Letter of credit fees are charged at the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding. As of September 30, 2016, outstanding letters of credit totaled $609.

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

We were in compliance with all such covenants as of September 30, 2016.

As of September 30, 2016, we had $22,184 of outstanding borrowings and our remaining borrowing capacity was $26,062.

Other Debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in other current debt and other debt, as applicable.

10. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards for the three and nine months ended September 30, 2016 was $454 and $1,279, and for the three and nine months ended September 30, 2015 was $463 and $1,376, and is included in selling, general and administrative expenses.  As of September 30, 2016, there was $951 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.90 years.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Total
Balance at December 31, 2015	$1,533	$(1,884)	$(351)
Foreign currency translation	242		242
Reclassification to operations		431	431
Unrealized losses		(48)	(48)
Tax benefit	(90)	(143)	(233)
Balance at September 30, 2016	$1,685	$(1,644)	$41

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Losses on cash flow hedges
Foreign exchange contracts	$—	$682	$416	$1,682	Cost of services
Foreign exchange contracts	—	62	15	143	Selling, general and administrative expenses
Total reclassifications for the period	$—	$744	$431	$1,825

12.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of September 30, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the Three Months Ended September 30,
	2016	2015
Revenue:
Domestic	$46,050	$44,552
Offshore	20,830	17,141
Nearshore	11,425	11,063
Total	$78,305	$72,756

Gross profit:
Domestic	$2,790	$316
Offshore	5,101	1,236
Nearshore	2,456	1,607
Total	$10,347	$3,159

	For the Nine Months Ended September 30,
	2016	2015
Revenue:
Domestic	$141,537	$117,281
Offshore	55,475	55,599
Nearshore	33,061	26,994
Total	$230,073	$199,874

Gross profit:
Domestic	$10,858	$4,940
Offshore	9,935	5,569
Nearshore	4,953	4,081
Total	$25,746	$14,590

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

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of September 30, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

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

SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2016

None.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Three Months Ended September 30,
	2016		2015
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$46,050	58.8%	$44,552	61.2%
Gross profit	$2,790	27.0%	$316	10.0%
Gross profit %	6.1%		0.7%
Offshore:
Revenue	$20,830	26.6%	$17,141	23.6%
Gross profit	$5,101	49.3%	$1,236	39.1%
Gross profit %	24.5%		7.2%
Nearshore:
Revenue	$11,425	14.6%	$11,063	15.2%
Gross profit	$2,456	23.7%	$1,607	50.9%
Gross profit %	21.5%		14.5%
Company Total:
Revenue	$78,305	100.0%	$72,756	100.0%
Gross profit	$10,347	100.0%	$3,159	100.0%
Gross profit %	13.2%		4.3%

Revenue

Revenue increased by $5.5 million, from $72.8 million to $78.3 million in the third quarter of 2016. This increase was due to $11.2 million of new business and net growth from existing clients, partially offset by $5.7 million of lost programs. The Domestic segment increase of $1.5 million was due to $5.7 million of new business and net growth from existing clients, partially offset by $4.2 million of lost programs. Offshore revenues increased by $3.7 million due to $4.2 million of new business and net growth from existing clients, partially offset by $0.5 million of lost programs. The increase in the Nearshore segment of $0.4 million was due to $2.1 million of growth from existing and new clients, partially offset by $1.8 million of lost programs.

Gross profit

Gross profit as a percentage of revenue increased by 8.9% primarily due to the benefit of ongoing contract optimization efforts and increased capacity utilization. Domestic gross profit as a percentage of revenue increased to 6.1% in 2016 from 0.7% in 2015 primarily due to the aforementioned optimization efforts, increased capacity utilization and lower site overhead costs. The Offshore increase of 17.3% was primarily due to contract optimization, business mix and increased capacity utilization. The Nearshore increase of 7.0% was due to increased capacity utilization and contract optimization.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Nine Months Ended September 30,
	2016		2015
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$141,537	61.5%	$117,281	58.7%
Gross profit	$10,858	42.2%	$4,940	33.8%
Gross profit %	7.7%		4.2%
Offshore:
Revenue	$55,475	24.1%	$55,599	27.8%
Gross profit	$9,935	38.6%	$5,569	38.2%
Gross profit %	17.9%		10.0%
Nearshore:
Revenue	$33,061	14.4%	$26,994	13.5%
Gross profit	$4,953	19.2%	$4,081	28.0%
Gross profit %	15.0%		15.1%
Company Total:
Revenue	$230,073	100.0%	$199,874	100.0%
Gross profit	$25,746	100.0%	$14,590	100.0%
Gross profit %	11.2%		7.3%

Revenue

Revenue increased by $30.2 million, from $199.9 million to $230.1 million in the first nine months of 2016. This increase was due to $28.0 million from the acquisition of ACCENT and $20.3 million of new business and net growth from existing clients, partially offset by $18.1 million of lost programs. The Domestic segment increase of $24.3 million was due to $24.5 million from the acquisition of ACCENT and $15.3 million of new business and net growth from existing clients, partially offset by $15.5 million of lost programs. Offshore revenues declined by $0.1 million due to $1.8 million of lost programs, partially offset by $1.7 million of new business and net growth from existing clients. The increase in the Nearshore segment of $6.1 million was due to $3.5 million from the acquisition of ACCENT and $3.9 million of growth from existing and new clients, partially offset by $1.3 million of lost programs.

Gross profit

Gross profit as a percentage of revenue increased by 3.9% primarily due to the benefit of ongoing contract optimization efforts and increased capacity utilization. Domestic gross profit as a percentage of revenue increased to 7.7% in 2016 from 4.2% in 2015 primarily due to the aforementioned optimization efforts, increased capacity utilization and lower site overhead costs. The Offshore increase of 7.9% was primarily due to an increase in capacity utilization.

The following paragraphs discuss other items affecting the results of our operations for the three and nine months ended September 30, 2016 and 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million during the third quarter of 2016 compared to the prior year. Such expenses as a percentage of revenue decreased from 12.8% in 2015 to 11.2% in the third quarter. On a year-to-date basis, such expenses as a percentage of revenue decreased to 10.7% from 13.0% in 2015. The significant decrease is attributable to synergies related to the continued realization of cost reduction initiatives and improved efficiencies from last year's IT platform migration.

Impairment Losses and Restructuring Charges

During 2015, we pursued opening additional capacity in our Nearshore segment.  In the fourth quarter of 2015 we determined that this additional capacity was not necessary and we recognized an impairment loss of $323 related to certain assets.  In September 2016, we impaired the remaining value of the assets when we determined that we would not be able to sell them, resulting in an additional loss of $174.

During the three and nine months ended September 30, 2016, restructuring charges totaled $16 thousand and $183 thousand, primarily due to abandonment of the plan to increase capacity in the Nearshore segment. During the three and nine months ended September 30, 2015, restructuring charges totaled $0.9 million and $3.2 million, respectively, which primarily consisted of $1.4 million for outsourcing our data centers and $0.7 million for acquisition related restructuring.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for the three and nine months ended September 30, 2016 of approximately ($0.4) million and ($1.2) million, respectively, primarily consists of interest expense associated with our line of credit, capital leases, and notes payable.

Interest and other income (expense), net for the three and nine months ended September 30, 2015 of approximately ($0.4) million and ($0.8) million, respectively, primarily consists of interest expense associated with our line of credit and capital leases, partially offset by a gain on disposal of assets related to relocating a site in the Philippines.

Income Tax Expense

Income tax expense during the first three quarters of 2016 was $0.3 million compared to $0.6 million in the first three quarters of 2015. Income tax expense is primarily related to our foreign operations. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, available borrowings under our revolving credit facility, and factoring agreements for certain accounts receivable.  We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions.  Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit periodically for ongoing working capital needs.  We believe our cash and cash equivalents, cash from operations and available credit will be sufficient to operate our business for the next twelve months.

As of September 30, 2016, working capital totaled $9.9 million and our current ratio was 1.20:1, compared to working capital of $1.6 million and a current ratio of 1.03:1 as of December 31, 2015. The increase in working capital in 2016 was primarily driven by an increase in net cash provided by operations.

Net cash flows provided by operating activities for the nine months ended September 30, 2016 was $11.5 million compared to net cash flows used in operating activities of $3.4 million for the nine months ended September 30, 2015, primarily due to increased earnings. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2016 of $1.5 million consisted of $0.9 million for capital expenditures and $0.6 million paid for acquisitions. This compares to net cash used in investing activities for the nine months ended September 30, 2015 of $24.4 million, which primarily consisted of capital expenditures of $6.5 million related to facility expansions and $18.3 million related to acquisitions.

Net cash used in financing activities for the nine months ended September 30, 2016 of $12.0 million consisted of $10.0 million used to pay down our line of credit and $2.2 million of principal payments on debt. Net cash provided by financing activities for the nine months ended September 30, 2015 was $23.0 million and was primarily due to net advances on our line of credit to fund acquisitions.

Secured Revolving Credit Facility

For more information, refer to Note 9, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the third quarter of 2016.

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

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency exchange forward and option contracts as of September 30, 2016 with notional amounts totaling $9.8 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $0.5 million on the underlying exposures of the derivative instruments.

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

Interest Rate Risk

At September 30, 2016, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended September 30, 2016, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated as of May 11, 2015, by and among StarTek, Inc. MDC Corporate (US) Inc. and MDC Acquisition Inc. (excluding schedules and exhibits, which StarTek, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request).	8-K	2.1	5/12/2015
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1*&	Contract Center Master Services Agreement between Startek, Inc and AT&T Services, Inc. effective 8/8/2016
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: November 8, 2016
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ DON NORSWORTHY	Date: November 8, 2016
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)