Form 10-K
period 2016-12-31
StarTek, Inc.
filed 2017-02-22
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2016 was approximately $54.7 million. As of February 13, 2017, there were 15,811,502 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement to be delivered in connection with its 2017 annual meeting of stockholders to be held May 10, 2017.  With the exception of certain portions of the proxy statement specifically incorporated herein by reference, the proxy statement is not deemed to be filed as part of this Form 10-K.

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

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

ITEM 1. BUSINESS

BUSINESS OVERVIEW

STARTEK is a customer engagement business process outsourcing (BPO) services provider, delivering customer care solutions in a different and more meaningful way. We use “engagement” design principles vs. traditional contact center methods, resulting in added value services that create deeper customer relationships through better customer insights and interactions for our clients. Our unique approach to Omni Channel design and service, and training innovation and analytics, allows STARTEK to deliver full life-cycle care solutions through our engagement centers around the world. Our employees, whom we call Brand Warriors, are at the forefront of our customer engagement services and represent our greatest asset. For over 28 years, STARTEK Brand Warriors have been committed to enhancing the customer experience, providing higher value and making a positive impact for our clients’ business results.

Our vision is to be the most trusted global service provider to customer-centric companies who are looking for more effective ways to engage their customers, on their terms and preferred channels with solutions that are not always available via traditional “contact center” companies.

The STARTEK Advantage System, the sum total of our customer engagement culture, customized solutions, and processes, allows us to always remain focused on enhancing our clients’ customer experience, increasing customer lifetime value and reducing total cost of ownership. STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We service client programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, interactive voice response, and back-office support.  STARTEK has engagement centers in the United States, Canada, Honduras, Jamaica, and the Philippines.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore, and Offshore.  As of December 31, 2016, our Domestic segment included the operations of thirteen facilities in the United States and one facility in Canada; our Offshore segment included the operations of four facilities in the Philippines; and our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. The segment information included in Item 8, Note 16 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

SERVICE OFFERINGS

We provide customer experience management throughout the life cycle of our clients’ customers.  These service offerings include customer care, sales support, inbound sales, complex order processing, accounts receivable management, technical and product support, up-sell and cross-sell opportunities, customer intelligence analytics and other industry-specific processes.  We provide these services by leveraging the principles of human communication science, technology, agent performance tools, analytics omni-channel services and self-help applications to enable and empower our Brand Warriors.

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

Sales Support. Our revenue generation service supports every stage of the customer life cycle and includes end-to-end pre-sales and post-sales programs. Lead generation, direct sales, account management, retention programs, and marketing analysis and modeling are all available. We have the ability to increase customer purchasing levels, implement product promotion programs, introduce new products and enhanced service offerings, secure additional customer orders and handle inquires related to post-sales support including social media monitoring. Unique service offerings are tailored to meet the specific needs of consumers.

Provisioning and Order Processing.  Our suite of order processing services ranges from enterprise level large-scale project management to direct-to-consumer order processing. Complex order processing services provide clients with large-scale project management and direct relationship management for their large enterprise customers. These services include full life cycle order management and technical sales support for high-end telecommunications services, such as wire line, wireless, data and customer premise equipment. In addition, we process order fallout from our clients' automated systems, complete billing review and revenue recovery and perform quality assurance. Direct-to-consumer services include provisioning, order processing and transfer of accounts between client service providers.

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

Healthcare Services. Healthcare services focus on four major segments of the market: providers, payers, pharmaceutical and medical devices. Our service offerings include customer care, sales support, accounts receivable management, remote patient care and medical triage. Our healthcare professionals include licensed RN's who support patients and doctors with their healthcare service needs.

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

Customer Intelligence Analytics. Our suite of customer intelligence solutions provides clients with insights and actionable information at every stage of the customer lifecycle. We map the journey and assess the customer experience to design the ideal engagement model. We also select and train our Brand Warriors, applying proven principles of dialogue across engagement specialists and channels to analyze conversations, quality management and customer satisfaction. Additional services include Customer Lifetime Value modeling, Forecast modeling, Customer Segmentation and Profiling, Text Analytics, and Operational modeling.

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

STARTEK deploys solutions that leverage what we know, what we have learned from experience across a breadth of clients and industries, and what we hear and understand from the market and most importantly our clients.  We will deliver the right people with the right leadership enabled by the right technology and empowered by the right tools to make a meaningful impact on each and every one of our clients’ businesses. Our customer engagement philosophy offers a solution for improving customer interactions and, subsequently, customer satisfaction. We have developed a unique methodology for training and measuring how we can better engage with customers to improve the customer experience.

We offer a variety of customer engagement management solutions that provide front to back-office capabilities utilizing the right delivery platform including onshore, nearshore, and offshore alternatives. We also offer multi-channel customer interactions, including voice, chat, email and social media.  We believe that we are differentiated by our client centric culture, operational flexibility, customer engagement methodology, insights and analytics capabilities, added value approach and most importantly, the quality of execution and results.

Customization

STARTEK is passionate about our client’s current and future objectives. Our solution configuration is aligned with our clients’ unique requirements but more importantly, the desired outcomes they are looking for on optimizing customer satisfaction and retention.  We are flexible and keenly aware that designing solutions around clients’ strategic goals is critical. Not only do we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology, we provide front and back end analytics to develop the right solution and proprietary quality assurance tools that ensure a “closed loop” improvement cycle that is easy to measure and manage.

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

We seek to become the trusted partner to our clients and provide meaningful customer engagement business process outsourcing ("BPO") services. Our approach is to develop relationships with our clients that are truly collaborative in nature where we are focused, flexible and proactive to their business needs.  The end result is the delivery of the highest quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

•grow our existing client base by deepening and broadening our relationships;
•diversify our client base by adding new clients and verticals;
•improve our market position by becoming the leader in customer engagement services;
•improve profitability through operational improvements, increased utilization and higher margin accounts;
•expand our global delivery platform to meet our clients' needs; and
•broaden our service offerings through more innovative, technology-enabled and added-value solutions.

We have made a number of strategic acquisitions in the past few years that have enabled us to expand the scope of our service offerings while also bringing expertise to a wider range of verticals. This has driven improvement in revenue diversity, and provided the potential for increased revenue from new high-growth verticals such as financial services, retail and healthcare.

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

INDUSTRY

The worldwide outsourced customer care services industry is now projected to be over $70 billion and growing at over 5% per year.  Over the past several years, the number of companies handling their own customer care requirements has continued to decrease.  Clients are recognizing the value and expertise that can be found by outsourcing activities, such as those we provide.  Outsourcing allows them to focus on core competencies, leverage economies of scale and control variable costs of their business while accessing new technology and expert personnel.  We believe outsourced service providers, including ourselves, will continue to benefit from these outsourcing trends.  The industry continues to be very fragmented with the five largest competitors combined capturing less than 20% of the global market.

COMPETITION

We compete with a number of companies that provide similar services on an outsourced basis, including business process outsourcing companies such as Teleperformance; Convergys Corporation; Transcom; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc. and Alorica.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as our ability to add value to our clients' business.  We believe our success is contingent more on our targeted service offering and performance delivery to our clients than our overall size.  Several of our competitors merged during recent years, which may affect our competitive position.  There are also many companies actively pursuing sale, indicating further consolidation in the industry is likely.  There are integration challenges involved in consolidations, which may provide us with an opportunity to deliver superior customer service to existing and new clients. We have maintained an opportunistic view of acquisitions, primarily focused on diversification and strategic value in line with our strategic plan.

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

CLIENTS

We provide service to clients from locations in the United States, Canada, Honduras, Jamaica, and the Philippines. Approximately 52% of our revenue is derived from clients within the telecommunications industry and 25% from clients within the cable and media industry. These percentages have decreased in the last few years as we continue to focus on diversifying the industries that we serve by targeting sales efforts to verticals such as technology, retail, financial services, education, and healthcare.

Our four largest customers, T-Mobile USA, Inc. (“T-Mobile”), Sprint / United Management Co. ("Sprint"), AT&T Inc. (“AT&T”), and Comcast Cable Communications Management, LLC ("Comcast"), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of a large program from one of these clients, a significant reduction in the amount of business we receive from a principal client, renegotiation of pricing on several programs simultaneously for one of these clients, the delay or termination of a principal clients’ product launch or service offering, or the complete loss of one or more of these principal clients would adversely affect our business and our results of operations (See Item 1A. "Risk Factors"). The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2016	2015	2014
T-Mobile	24.3%	24.6%	30.7%
Sprint	14.7%	9.0%	—%
AT&T	12.5%	12.4%	22.1%
Comcast	8.2%	11.3%	16.3%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

GOVERNMENT AND ENVIRONMENTAL REGULATION

We are subject to numerous federal, state, and local laws in the states and territories in which we operate, including tax, employment, environmental and other laws that govern the way we conduct our business.  There are risks inherent in conducting business internationally, including significant changes in domestic government programs, policies, regulatory requirements, and taxation with respect to foreign operations; unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; and difficulties in staffing and effectively managing foreign operations.

EMPLOYEES AND TRAINING

As of December 31, 2016, we employed approximately 13,500 employees. Approximately 5,000 were employed in the United States and approximately 8,500 were employees in foreign countries. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2016. We believe the overall relations with our workforce are good.

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

Revenue from our four largest clients, T-Mobile, Sprint, AT&T, and Comcast, accounted for 24.3%, 14.7%, 12.5% and 8.2% respectively, of our revenues for the year ended December 31, 2016.

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

We enter into written agreements with each client for our services and seek to sign multi-year contracts with our clients. However, these contracts generally permit termination upon 30 to 90 days' notice by our clients, do not designate us as our clients' exclusive outsourced services provider, do not penalize our clients for early termination, hold us responsible for work performed that does not meet predefined specifications and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results. If a principal client canceled or did not renew its contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients' customers, as described above, our business depends in part on the success of our clients' products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Clients can generally reduce the volume of services they outsource to us without any penalties, which would have an adverse effect on our revenue, results of operations and overall financial condition.

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

We may incur impairment losses and restructuring charges in future years as a result of closing facilities. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

If client demand declines due to economic conditions or otherwise, we may not be able to leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Our foreign operations subject us to the risk of currency exchange fluctuations.

Because we conduct a material portion of our business outside the United States we are exposed to market risk from changes in the value of the Canadian dollar, the Honduran lempira, the Jamaican dollar, and the Philippine peso. Material fluctuations in exchange rates impact our results through translation and consolidation of the financial results of our foreign operations and, therefore, may negatively impact our results of operations and financial condition. The revenue we earn is generally priced and invoiced in U.S. dollars, but the costs under those contracts may be denominated in Canadian dollars, Philippine pesos and, to a lesser extent, the Honduran lempira and Jamaican dollar. Therefore, the fluctuations in the U.S. dollar to these currencies can cause significant fluctuations in our results of operations. We engage in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar and the Philippine peso. We do not enter into hedging agreements for the Honduran lempira or the Jamaican dollar. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from strengthening of these currencies against the U.S. dollar.
Our foreign operations are subject to social, political and economic risks that differ from those in the United States.
We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2016, we generated approximately 39.4% or $121.1 million of our revenue from operations outside the United States. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing operations in certain regions;

•	differing employment practices and labor issues;

•	local business and cultural factors that differ from our usual standards and practices;

•	volatility in currencies;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements and other laws;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	political instability, uncertainty over property rights, civil unrest, political activism or the continuation or escalation of terrorist activities; and

•	access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations.
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

We, like a number of companies in our industry, have sought to contain our labor costs by limiting salary increases and payment of cash bonuses to our employees. From time to time, the local economies in some of the locations in which we operate experience growth, which causes pressure on labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive. Recent legislation with respect to raising the minimum wage has been passed in certain U.S. states in which we operate, which will likely lead to higher wages in certain facilities. Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results. Conversely, if labor rates decrease due to higher unemployment in the current economic downturn, our cost of operations may decrease. In the past, some of our employees have attempted to organize a labor union, and economic and legislative changes may encourage organizing efforts in the future, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

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

Some of our clients have been decreasing the number of firms they rely on to provide outsourced services. Due to financial uncertainties and the potential reduction in demand for our clients' products and services, our clients and prospective clients may decide to further consolidate the number of firms on which they rely for outsourced services. Under these circumstances, our clients may cancel current contracts with us, or we may fail to attract new clients, which will adversely affect our financial condition.
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
We are required to comply with applicable laws governing the transmission, security and privacy of health information, including, among others, the standards of The Health Insurance Portability and Accountability Act (“HIPAA”). The failure to comply with any of these laws could make it difficult to expand our health care business process outsourcing business and/or cause us to incur significant liabilities.

The failure to comply with debt collection and consumer credit reporting regulations could subject us to fines and other liabilities, which could harm our reputation and business, and could make it more difficult for us to retain existing customers or attract new customers.

The Fair Debt Collection Practices Act ("FDCPA") regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person, which includes our debt collection business. Many states impose additional requirements on debt collection communications and some of those requirements may be more stringent than the federal requirements. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in most U.S. states.  Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions.  We could be subject to fines or other penalties if we are determined to have violated the FDCPA, the Fair Credit Reporting Act or analogous state laws, which could make it more difficult to retain existing customers or attract new customers and could otherwise harm our business.

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

Our secured revolving credit facility contains certain affirmative and negative covenants that may limit or restrict our ability to engage in certain activities, including but not limited to, making certain investments, limiting capital expenditures, incurring additional indebtedness, and engaging in mergers and acquisitions. If we are not able to meet these covenants, our ability to respond to changes in the business or economic conditions may be limited, and we may be unable to engage in certain activities that otherwise may be beneficial to our business. We can provide no assurance that we will be able to meet the financial covenants under our credit facility, or that in the event of noncompliance, we will be able to obtain waivers or amendments from our lender. If we fail to comply with the terms of the agreement, our lender could decide to call any amounts outstanding immediately, and there can be no assurance that we would have adequate resources or collateral to satisfy the demand. Any such scenario would have a material adverse impact on our financial condition.

Our largest stockholder has the ability to significantly influence corporate actions.

A. Emmet Stephenson, Jr., one of our co-founders, owns approximately 18% of our outstanding common stock. Under an agreement we have entered into with Mr. Stephenson, so long as Mr. Stephenson beneficially owns 10% or more (but less than 30%) of our outstanding common stock, Mr. Stephenson will be entitled to designate one of our nominees for election to the board, although he has not currently exercised this right. In addition, our bylaws allow that any holder of 10% or more of our outstanding common stock may call a special meeting of our stockholders. The concentration of voting power in Mr. Stephenson's hands, and the control Mr. Stephenson may exercise over us as described above, may discourage, delay or prevent a change in control that might otherwise benefit our stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2016, we had operating centers in the following cities, containing in the aggregate approximately 985,000 square feet:

Properties	Approximate Square Feet
Domestic:
U.S. Facilities
Bismarck, North Dakota	5,222
Colorado Springs, Colorado	41,000
Farmington, Missouri	33,800
Grand Junction, Colorado	54,500
Greeley, Colorado	35,000
Greenwood Village, Colorado (Headquarters)	14,100
Hamilton, Ohio	40,200
Hot Springs, Arkansas	38,800
Jeffersonville, Indiana	34,000
Lutz, Florida	6,252
Lynchburg, Virginia	41,300
Mansfield, Ohio	50,000
Myrtle Beach, South Carolina	54,500
Tell City, Indiana	25,280
Canadian Facilities
Kingston, Ontario	49,000
Offshore:
Philippine Facilities
Angeles City, Philippines	62,000
Frontera Verde, Philippines	99,200
Iloilo, Philippines	97,400
Makati City, Philippines	78,400
Nearshore:
Honduras Facilities
San Pedro Sula, Honduras	65,200
Tegucigalpa, Honduras	34,800
Jamaican Facility
Kingston, Jamaica	25,300

All the above facilities are leased. Sites that are not currently operating as of December 31, 2016 are not included in the list above.

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

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE for the periods shown:

	High	Low
2016
First Quarter	$5.02	$3.41
Second Quarter	$4.85	$3.74
Third Quarter	$6.40	$4.15
Fourth Quarter	$9.22	$5.70
2015
First Quarter	$10.12	$7.40
Second Quarter	$8.51	$5.75
Third Quarter	$6.05	$2.86
Fourth Quarter	$4.72	$3.25
2014
First Quarter	$7.15	$6.01
Second Quarter	$7.83	$6.65
Third Quarter	$7.85	$6.51
Fourth Quarter	$9.85	$7.18

HOLDERS OF COMMON STOCK

As of February 13, 2017, there were approximately 27 record holders and 15,811,502 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

DIVIDEND POLICY

On January 22, 2007, our board of directors announced it would not declare a quarterly dividend on our common stock in the first quarter of 2007, and did not expect to declare dividends in the near future, making the dividend paid in November 2006 the last quarterly dividend that will be paid for the foreseeable future.  We plan to invest in growth initiatives and pay down debt in lieu of paying dividends.

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

	Year Ended December 31,
Consolidated Statement of Operations Data	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenue	$307,200	$282,134	$250,080	231,257	198,092
Cost of services	270,779	257,830	219,608	206,932	175,095
Gross profit	36,421	24,304	30,472	24,325	22,997
Selling, general and administrative expenses	33,196	34,427	31,397	28,828	29,645
Impairment losses and restructuring charges, net	364	3,890	3,965	94	4,066
Operating income (loss)	2,861	(14,013)	(4,890)	(4,597)	(10,714)
Interest and other income (expense), net	(1,748)	(1,139)	(6)	(1,579)	342
Income (loss) before income taxes	1,113	(15,152)	(4,896)	(6,176)	(10,372)
Income tax expense	718	464	564	230	116
Net income (loss)	$395	$(15,616)	$(5,460)	(6,406)	(10,488)

Net income (loss) per common share - basic	0.03	(1.01)	(0.35)	(0.42)	(0.69)
Net income (loss) per common share - diluted	0.02	(1.01)	(0.35)	(0.42)	(0.69)

Weighted average common shares outstanding - basic	15,731	15,529	15,394	15,339	15,241
Weighted average common shares outstanding - diluted	16,258	15,529	15,394	15,339	15,241

Balance Sheet Data
Total assets	$106,808	$114,804	$93,793	89,717	93,132
Long Term Liabilities	7,700	10,445	7,440	3,045	2,974
Total stockholders’ equity	44,744	41,925	54,681	58,174	66,279

Other Selected Financial Data
Capital expenditures, net of proceeds	3,797	7,722	11,661	8,843	7,305
Depreciation and amortization	12,250	13,261	10,379	12,527	12,957
Cash dividends declared per common share	—	—	—	—	—

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements included elsewhere in this annual report.

OVERVIEW

STARTEK is a business process outsourcing services company with employees we call Brand Warriors who, for over 28 years have been committed to making a positive impact on our clients’ business results. Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day and bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives.

STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interactions, including voice, chat, email, social media and back-office support.  STARTEK has facilities in Canada, Honduras, Jamaica, United States, and the Philippines.

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore and Offshore. For the year-ended December 31, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. Our Offshore segment included the operations of four facilities in the Philippines.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

SIGNIFICANT DEVELOPMENTS

2016 Performance

We had a greatly improved year in 2016, with revenue increasing $25 million, or 9%, as compared to 2015. Gross margin as a percent of revenue increased $12.0 million and 3%. We also produced operating cash flow of $10.9 million for the year. These strong results were driven by a more diversified and balanced business model, a healthy, global footprint for growth, robust pipeline conversion, entry into services areas such as receivables, back office, and healthcare, and customer engagement solutions.

New Facilities

We commenced operations in Hamilton, Ohio in July 2015 and entered into a 5-year lease and a $2.6 million note payable for the construction of the leasehold improvements.

Site Closures

In December 2015, we ceased operations in Kansas City, Missouri. Accordingly, we recorded a restructuring reserve of $0.2 million for employee related and facility related costs. The restructuring plan was completed in 2016.

In September 2015, and as part of the integration activities related to ACCENT, we closed the former ACCENT headquarters office location in Jeffersonville, Indiana and shifted the activities performed there into our Greenwood Village, Colorado headquarters office or our shared services office in the Philippines. Accordingly, we recorded a restructuring reserve of $0.2 million for employee related and facility related costs. The restructuring plan was completed in 2016.

In May 2015, we closed the Enid, Oklahoma facility again, and listed it for sale. As of December 31, 2016, the asset remains in Property, Plant and Equipment due to its nominal book value. We have assessed the property's fair value and believe no impairment exists at December 31, 2016.

We ceased operations in Costa Rica in August 2014. We recorded a restructuring reserve of $1.3 million for employee related costs and facility related costs. The restructuring plan was completed in 2015.

OTHER RECENT EVENTS

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

ACCENT Acquisition
On June 1, 2015, we acquired 100% of the membership interests of Accent Marketing Services, L.L.C. ("ACCENT") from MDC Corporate (US) Inc. and MDC Acquisition Inc. for $17,492.
During the first quarter of 2016, we finalized the valuation of the identifiable assets acquired and liabilities assumed as of the acquisition date resulting in an immaterial adjustment to accounts payable and goodwill.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2016 AND 2015

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Years Ended December 31,
	2016		2015
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$186,061	60.6%	$169,945	60.2%
Cost of services	173,669	64.1%	158,331	61.4%
Gross profit	$12,392	34.0%	$11,614	47.8%
Gross profit %	6.7%		6.8%
Offshore
Revenue	76,868	25.0%	72,914	25.8%
Cost of services	60,261	22.3%	66,242	25.7%
Gross profit	$16,607	45.6%	$6,672	27.5%
Gross profit %	21.6%		9.2%
Nearshore
Revenue	44,271	14.4%	39,275	13.9%
Cost of services	36,849	13.6%	33,257	12.9%
Gross profit	$7,422	20.4%	$6,018	24.8%
Gross profit %	16.8%		15.3%
Company Total:
Revenue	$307,200	100.0%	$282,134	100.0%
Cost of services	270,779	100.0%	257,830	100.0%
Gross profit	$36,421	100.0%	$24,304	100.0%
Gross profit %	11.9%		8.6%

Revenue

Revenue increased by $25.1 million, or 8.9%, from $282.1 million in 2015 to $307.2 million in 2016. This includes ACCENT revenue of $28.0 million and $20.8 million of new business and growth from existing clients, partially offset by $23.7 million of lost programs. The Domestic segment increase of $16.1 million was due to $24.5 million from the acquisition of ACCENT and $11.0 million of new business and growth from existing clients, partially offset by $19.4 million of lost programs. Offshore revenues increased by $4.0 million due to $6.2 million of growth from existing and new clients, partially offset by$2.2 of lost programs. The increase in the Nearshore segment of $5.0 million was due to $3.5 million from the acquisition of ACCENT and $4.3 million of growth from existing and new clients, partially offset by $2.8 million of lost revenue.

Cost of Services and Gross Profit

Gross profit as a percentage of revenue increased 3.3%, primarily due to the benefit of ongoing contract optimization efforts and increased capacity utilization. Domestic gross profit as a percentage of revenue remained steady at 6.7% in 2016 compared to 6.8% in 2015. The Offshore increase of 12.4% was primarily due to an increase in capacity utilization. Nearshore gross profit as a percentage of revenue increased 1.5%, due to continuing increased capacity utilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 10.8% and 12.2% of revenue for the years ended December 31, 2016 and 2015, respectively. The decrease was primarily due to the full year impact of synergies realized from recent acquisitions and continued expense management efforts.

Impairment Losses and Restructuring Charges, Net

During 2016 and 2015, we recognized $0.2 million and $0.3 million, respectively, in impairment losses in our Nearshore and Domestic segments associated with certain assets after an impairment analysis indicated estimated future cash flows were insufficient to support the carrying values.

Restructuring charges totaled $0.2 million for the year ended December 31, 2016, which primarily consisted of costs related to site closures in the Domestic and Nearshore segments.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for 2016 was $1.7 million of expense, which consists primarily of $1.6 million of interest expense on our revolving line of credit and other debt.

Income Tax Expense

Income tax expense for 2016 was $0.7 million, compared to $0.5 million in 2015.  2016 income tax expense is related to the tax provisions for the U.S., Canada, and the Philippines.  Our U.S. operations have a valuation allowance recorded on deferred tax assets and we have tax holidays in Honduras, Jamaica, and for certain facilities in the Philippines.

Net Income / Loss

As a result of the factors described above, net income was $0.4 million for the year ended December 31, 2016, compared to a loss of $15.6 million for the year ended December 31, 2015.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Years Ended December 31,
	2015		2014
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$169,945	60.2%	$130,574	52.2%
Cost of services	158,331	61.4%	117,634	53.6%
Gross profit	$11,614	47.8%	$12,940	42.5%
Gross profit %	6.8%		9.9%
Offshore
Revenue	72,914	25.8%	$85,785	34.3%
Cost of services	66,242	25.7%	70,593	32.1%
Gross profit	$6,672	27.5%	$15,192	49.9%
Gross profit %	9.2%		17.7%
Nearshore
Revenue	39,275	13.9%	$33,721	13.5%
Cost of services	33,257	12.9%	31,381	14.3%
Gross profit	$6,018	24.8%	$2,340	7.7%
Gross profit %	15.3%		6.9%
Company Total:
Revenue	$282,134	100.0%	$250,080	100.0%
Cost of services	257,830	100.0%	219,608	100.0%
Gross profit	$24,304	100.0%	$30,472	100.0%
Gross profit %	8.6%		12.2%

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

Restructuring charges totaled $3.6 million for the year ended December 31, 2015, which primarily consisted of the following:

•	$1.7 million in the Domestic segment primarily due to the acquisition of ACCENT and closure of three sites

•	$0.4 million in the Offshore and Nearshore segments related to various corporate cost cutting measures; and

•	$1.5 million related to the IT transformation project which concluded in third quarter 2015.

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

As of December 31, 2016, working capital totaled $10.7 million and our current ratio was 1.20:1, compared to working capital of $1.6 million and a current ratio of 1.03:1 at December 31, 2015. The increase in working capital in 2016 was primarily driven by an increase in net cash provided by operations.

We operate our treasury department from our headquarters office in Greenwood Village, Colorado. Our policy is to centralize and protect our global cash balances by holding balances in the US and primarily in U.S. dollar ("USD"). We fund our operating subsidiaries as payments are due and attempt to minimize subsidiary cash balances to the extent possible.

We are exposed to foreign currency exchange fluctuations in the foreign countries in which we operate. We enter into foreign currency exchange contracts to mitigate these risks where possible. Please refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," for more information.

The following discussion highlights our cash flow activities during the years ended December 31, 2016, 2015 and 2014.

Cash and cash equivalents

Cash and cash equivalents held by the Company's foreign subsidiaries was $1.0 million and $2.3 million at December 31, 2016 and 2015, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Cash and cash equivalents was $1.0 million at December 31, 2016, compared to a balance of $2.6 million at December 31, 2015.

Cash flows from operating activities

For the years 2016, 2015 and 2014 we reported net cash flows from operating activities of $10.9 million, $(4.6) million and $4.4 million, respectively. The increase from 2015 to 2016 was driven primarily by the $12.1 million increase in gross profit and a decrease of $4.8 million in sales, general and administrative expenses, and impairment losses and restructuring charges. Cash flows from operating activities can vary significantly from year to year depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Cash flows used in investing activities

For the years 2016, 2015 and 2014 we reported net cash outflows from investing activities of $(4.6) million, $(25.0) million and $(13.3) million, respectively. In 2016, we paid $0.8 million for acquisitions and $3.8 million for capital expenditures. In 2015, we paid $18.3 million for acquisitions and $7.7 million for capital expenditures and we sold assets for proceeds of $1.0 million. Net cash used in investing activities of $(13.3) million in 2014 primarily consisted of $11.7 million of capital expenditures and cash paid for acquisitions of $3.4 million, partially offset by the proceeds from the sale of assets of $1.1 million and $0.6 million collected on a note receivable.

Cash flows from financing activities

For the years 2016, 2015 and 2014 we reported net cash flows from financing activities of $(8.8) million, $26.5 million and $3.4 million respectively. In 2016, we paid down $6.2 million on our line of credit and $3.1 million in principal on other financing arrangements, in addition to collecting $0.4 million related to purchases of stock. In 2015, we borrowed an additional $27.6 million on our line of credit primarily to fund the acquisition and integration of ACCENT, paid down $2.0 in principal on other financing arrangements and collected $0.9 million related to purchases of stock. In 2014, we borrowed an additional $3.6 million on our line of credit and paid down $0.4 million in principal on other financing arrangements.

Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launches or service offerings could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors" and in Note 6. "Principal Clients," to our Consolidated Financial Statements, which are included at Item 8. "Financial Statements and Supplementary Financial Data," of this form 10-K. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2016.

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

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $51,684, $33,980 and $26,376 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

CONTRACTUAL OBLIGATIONS
Other than operating leases for certain equipment, real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not guarantor of any other entities' debt or other financial obligations. The following table presents a summary (in thousands), by period, of our future contractual obligations and payments as of December 31, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$10,740	$7,840	$3,969	$866	$92	$5	$23,512
Capital leases	2,286	2,134	2,049	487	—	—	6,956
Notes payable	566	566	566	330	—	—	2,028
Purchase obligations (1)	7,257	3,313	1,312	—	—	—	11,882
Line of Credit	681	681	681	26,252	—	—	28,295
Total contractual obligations	$21,530	$14,534	$8,577	$27,935	$92	$5	$72,673
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

The Credit Agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation or $50,000, and so long as no default has occurred and with the Administrative Agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement. After consideration of outstanding borrowings of $26.0 million, our remaining borrowing capacity was $22.5 million as of December 31, 2016.

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

Under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 if a reporting trigger period commences and 2) Limiting non-financed capital expenditures to $5,000 for fiscal years 2016 and thereafter.

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
On January 20, 2016, we entered into a third amendment to our Credit Agreement with the Lender. The amendment established the Consolidated EBITDA covenants for each month of 2016 that apply if we cross the availability threshold in the Credit Agreement.

Other debt

Notes payable
During 2015, we entered into an agreement to finance the construction of site leasehold improvements in our Domestic segment. The note has a principal amount of $2,548, bears interest at 4.25%, and has a term of 5 years.

On October 1, 2014, we acquired Collection Center, Inc. ("CCI"), a receivables management company for $4,105, net of interest incurred at an implied rate of approximately 14%. CCI specializes in providing collection services primarily in the healthcare industry and also in the financial services, utility and commercial industries. We paid $2,610 of the purchase price in cash on the acquisition date. As of October 2016, the remaining balance has been paid.

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

Revenue Recognition
We invoice our business process outsourcing services clients monthly in arrears and recognize revenue for such services when completed. For substantially all of our contractual arrangements for business process outsourcing services, we recognize revenue based either on the billable hours or minutes of each customer service representative, at rates provided in the client contract, or on a rate-per-transaction basis. The contractual rates can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred. As a general rule, our contracts are not multiple element contracts. We provide initial training to customer service representatives upon commencement of new contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred. We are currently evaluating the impact of ASU 2014-15 on our financial statements. We anticipate the impact will be minimal.
For more information, refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

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

During 2016, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. Our 2016 intangible asset impairment analysis did not result in an impairment charge.
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

We consider all available evidence to determine whether it is "more likely than not" that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the validity of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our historical cumulative losses and recent operating losses, we recorded a valuation allowance against our U.S. net deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2016, 2015, and 2014 was $27.4 million, $28.2 million and $22.3 million, respectively.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2016, we had gross federal net operating loss carry forwards of approximately $51.8 million expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $62.0 million expiring beginning in 2017.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

Market risk relating to our foreign operations results primarily from changes in foreign exchange rates. To address this risk, we enter into foreign currency forward and options contracts. The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are secured through a reserve on our availability calculation with our Lender. The cumulative translation effects for subsidiaries using functional currencies other than the USD are included in accumulated other comprehensive loss in stockholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

We serve many of our U.S.-based clients in non-U.S. locations. Our client contracts are primarily priced and invoiced in USD; however, the functional currencies of our Canadian, Philippine, and Jamaican operations are the Canadian dollar ("CAD") and the Philippine peso ("PHP"), and the Jamaican Dollar ("JMD"), respectively. In Honduras, our functional currency is the USD and the majority of our costs are denominated in USD.

In order to hedge our exposure to foreign currency and short-term intercompany transactions denominated in the CAD and PHP, we had outstanding foreign currency forward and option contracts as of December 31, 2016 with notional amounts totaling $38 million. The average contractual exchange rate for the CAD contracts is 1.30 and for the PHP contracts is 46.72.

As of December 31, 2016, we had derivative liabilities associated with these contracts with a fair value of $1.0 million, which will settle within the next 12 months. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $2.4 million on the underlying exposures of the derivative instruments. As of December 31, 2016, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
StarTek, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of StarTek, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

The Board of Directors and Stockholders
StarTek, Inc.
Page Two

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StarTek, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three-year in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, StarTek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EKS&H LLLP

February 22, 2017
Denver, Colorado

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$307,200	$282,134	$250,080
Cost of services	270,779	257,830	219,608
Gross profit	36,421	24,304	30,472
Selling, general and administrative expenses	33,196	34,427	31,397
Impairment losses and restructuring charges, net	364	3,890	3,965
Operating income (loss)	2,861	(14,013)	(4,890)
Interest and other income (expense), net	(1,748)	(1,139)	(6)
Income (loss) before income taxes	1,113	(15,152)	(4,896)
Income tax expense	718	464	564
Net income (loss)	$395	$(15,616)	$(5,460)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	297	(47)	(415)
Change in fair value of derivative instruments	(248)	(427)	599
Pension remeasurement	253	—	—
Comprehensive income (loss)	$697	$(16,090)	$(5,276)

Net income (loss) per common share - basic	$0.03	$(1.01)	$(0.35)
Net income (loss) per common share - diluted	0.02	(1.01)	(0.35)

Weighted average common shares outstanding - basic	15,731	15,529	15,394
Weighted average common shares outstanding - diluted	16,258	15,529	15,394

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,039	$2,626
Trade accounts receivable, net	60,179	57,940
Prepaid expenses	2,140	2,019
Other current assets	1,670	1,433
Total current assets	65,028	64,018
Property, plant and equipment, net	23,276	30,364
Deferred income tax assets	333	479
Intangible assets, net	6,697	7,847
Goodwill	9,077	9,148
Other long-term assets	2,397	2,948
Total assets	$106,808	$114,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,612	$9,232
Accrued liabilities:
Accrued employee compensation and benefits	13,767	12,956
Other accrued liabilities	2,083	2,451
Line of Credit	26,025	32,214
Derivative liability	980	524
Other current debt	2,740	3,497
Other current liabilities	1,157	1,560
Total current liabilities	54,364	62,434
Deferred rent	1,151	1,629
Deferred income tax liabilities	499	393
Other debt	5,500	8,189
Other liabilities	550	234
Total liabilities	62,064	72,879
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,811,516 and 15,699,398 shares issued and outstanding at December 31, 2016 and 2015, respectively	158	157
Additional paid-in capital	80,560	78,439
Accumulated other comprehensive loss	(49)	(351)
Accumulated deficit	(35,925)	(36,320)
Total stockholders’ equity	44,744	41,925
Total liabilities and stockholders’ equity	$106,808	$114,804
 See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$395	$(15,616)	$(5,460)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,250	13,261	10,379
Impairment losses	174	323	—
Provision for Doubtful Accounts	112	132	—
Gain on sale of assets	(3)	(509)	(549)
Share-based compensation expense	1,722	1,469	1,625
Amortization of deferred gain on sale leaseback transaction	—	(168)	(276)
Deferred income taxes	265	210	993
Income tax benefit related to other comprehensive income	(31)	(282)	(117)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,343)	(2,580)	(2,444)
Prepaid expenses and other assets	723	(490)	1,389
Accounts payable	(2,331)	764	948
Accrued and other liabilities	4	(1,150)	(2,108)
Net cash (used in) provided by operating activities	10,937	(4,636)	4,380

Investing Activities
Proceeds from note receivable	—	—	645
Proceeds from sale of assets	40	982	1,135
Purchases of property, plant and equipment	(3,797)	(7,722)	(11,661)
Cash paid for acquisitions of businesses	(825)	(18,258)	(3,419)
Net cash used in investing activities	(4,582)	(24,998)	(13,300)

Financing Activities
Proceeds from the issuance of common stock	400	917	159
Proceeds from line of credit	302,711	318,890	170,447
Principal payments on line of credit	(308,900)	(291,316)	(166,807)
Principal payments on other debt	(3,055)	(1,972)	(383)
Net cash provided by (used in) financing activities	(8,844)	26,519	3,416
Effect of exchange rate changes on cash	902	435	(179)
Net decrease in cash and cash equivalents	(1,587)	(2,680)	(5,683)
Cash and cash equivalents at beginning of period	$2,626	$5,306	$10,989
Cash and cash equivalents at end of period	$1,039	$2,626	$5,306

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,553	$1,601	$548
Cash paid for income taxes	$564	$348	$60

Supplemental Disclosure of Noncash Investing Activities
Assets acquired through capital lease and direct financing	$54	$7,388	$4,879
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2014	15,368,356	$154	$74,273	$(1,009)	$(15,244)	$58,174
Issuance of common stock	46,447	—	248	—	—	248
Share-based compensation expense	—	—	1,535	—	—	1,535
Net loss	—	—	—	—	(5,460)	(5,460)
Change in accumulated other comprehensive income (loss)	—	—	—	184	—	184
Balance, December 31, 2014	15,414,803	$154	$76,056	$(825)	$(20,704)	$54,681
Issuance of common stock	284,595	3	936	—	—	939
Share-based compensation expense	—	—	1,447	—	—	1,447
Net loss	—	—	—	—	(15,616)	(15,616)
Change in accumulated other comprehensive income (loss)	—	—	—	474	—	474
Balance, December 31, 2015	15,699,398	$157	$78,439	$(351)	$(36,320)	$41,925
Issuance of common stock	112,118	1	399	—	—	400
Share-based compensation expense	—	—	1,722	—	—	1,722
Net income	—	—	—	—	395	395
Change in accumulated other comprehensive income (loss)	—	—	—	302	—	302
Balance, December 31, 2016	15,811,516	$158	$80,560	$(49)	$(35,925)	$44,744

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

As a general rule, our contracts do not qualify for separate unit of accounting for multiple deliverables.  We provide initial training to customer service representatives upon commencement of new contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are expensed as incurred.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  The allowance for doubtful accounts was $244 and $132, as of December 31, 2016 and 2015, respectively.

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

Derivative Instruments and Hedging Activities

Our derivative instruments consist of foreign currency forward and option contracts and are recorded as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income.  Changes in a derivative’s fair value are recognized currently in the statements of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future intercompany expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted intercompany expenses are incurred, typically within one year.  During 2016, 2015, and 2014, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful Life
Developed technology	8 years
Customer	3-10 years
Trade name	6-7 years

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

Recently Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740) ("ASU 2016-16"), Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-16 will have on our financial condition, results of operations and cash flows.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU2016-09"), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial condition, results of operations and cash flows.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply the standard for annual reporting periods ending after December 15,

2016, and interim periods thereafter. We have adopted this ASU for the fourth quarter of 2016, with no impact to our financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have assessed the impact that the adoption of ASU 2014-09 will have on our financial statements. We have determined that our current revenue recognition process is substantially in compliance with the ASU, and do not anticipate any impact to our financial statements upon adoption. We are currently evaluating the additional disclosures that will be required upon adoption.

2.  ACQUISITIONS

Accent Marketing Services
On June 1, 2015, we acquired 100% of the membership interests of Accent Marketing Services, L.L.C. ("ACCENT") for $17,492, pursuant to a Membership Interest Purchase Agreement with MDC Corporate (US) Inc. and MDC Acquisition Inc. ACCENT is a business process outsourcing company providing contact center services and customer engagement solutions across six locations in the U.S. and Jamaica.
During the first quarter of 2016, we finalized the valuation of the identifiable assets acquired and liabilities assumed as of the acquisition date resulting in an immaterial adjustment to accounts payable and goodwill.

Collection Center, Inc.

On October 1, 2014, we acquired Collection Center, Inc. ("CCI"), a receivables management company for approximately $4,105, net of interest incurred. CCI specializes in providing collection services primarily in the healthcare industry and also in the financial services, utility and commercial industries. As of October 2016, the remaining balance has been paid.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2016, we have recognized $9,077 of goodwill related to business acquisitions. All goodwill is assigned to our Domestic segment.

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

We concluded that the fair value of the domestic reporting unit was in excess of its carrying value and goodwill was not impaired as of December 31, 2016.

Intangible Assets

The following table presents our intangible assets as of December 31, 2016:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$183	$207	3.65
Customer relationships	7,550	1,800	5,750	4.57
Trade name	1,050	310	740	2.75
	$8,990	$2,293	$6,697	4.34

Amortization expense of intangible assets was $1,150, $852, and $115 for the years ended December 31, 2016, 2015 and 2014, respectively. We estimated future amortization expense for the succeeding years relating to the intangible assets resulting from acquisitions as follows:

Year Ending December 31,	Amount
2017	$1,140
2018	1,140
2019	1,131
2020	1,128
2021	1,004
Thereafter	1,154

We evaluated our intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2016.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During 2015, we pursued opening additional capacity in our Nearshore segment. When it became evident that this additional capacity was not necessary, we recognized $323 of impairment losses related to certain assets we determined to be no longer useful. In September 2016, we impaired the remaining value of the assets when we determined that we would not be able to sell them, resulting in an additional loss of $174. There were no impairment losses recognized in 2014.

During 2015, we terminated the lease on a portion of under-utilized space in the Offshore segment. As part of this transaction, we sold the assets that were occupying this space to the new lessee and recognized a gain on sale of $509, which is included in interest and other income (expense), net.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs by segment, which is included in other current liabilities in our consolidated balance sheets, and the changes during the years ended December 31, 2016, 2015, and 2014:

	Facility-Related and Employee Related Costs
	Domestic	Nearshore	Offshore	Total
Balance as of January 1, 2014	16	—	—	16
Expense (reversal)	1,064	1,342	—	2,406
Payments, net of receipts for sublease	(984)	(1,333)	—	(2,317)
Balance as of December 31, 2014	96	9	—	105
Expense (reversal)	1,561	112	64	1,737
Payments, net of receipts for sublease	(855)	(9)	(64)	(928)
Balance as of December 31, 2015	802	112	—	914
Expense (reversal)	(129)	25	—	(104)
Payments, net of receipts for sublease	(673)	(137)	—	(810)
Balance as of December 31, 2016	—	—	—	—

Domestic Segment

In 2015, we decided to close facilities in Enid, Oklahoma, and Kansas City, Missouri, as well as Accent's former headquarters office in Jeffersonville, Indiana. In conjunction with the ACCENT acquisition, we also eliminated a number of positions that were considered redundant. We established restructuring reserves for employee related costs of $1,289 at the time the decisions were made, and facility related costs of $272 at the time the facilities were vacated. All costs were paid as of the end of 2016.

In February 2014, we announced the closure of our Jonesboro, Arkansas facility, which ceased operations in the second quarter of 2014 when the business transitioned to another facility. We established a restructuring reserve of $192 for employee related costs and recognized additional charges of $609 when the facility closed. The remaining costs were paid in 2015. We also recognized a net gain of $256 related to the early termination of our lease.

During 2014, we continued to pursue operating efficiencies through streamlining our organizational structure and leveraging our shared services centers in low-cost regions. We eliminated several positions as a result and incurred restructuring charges of $279. We paid the remaining costs in 2015.

Nearshore Segment

During 2015, we pursued opening additional capacity in our nearshore segment. When it became evident that this additional capacity was not necessary, we decided to abandon the plan and establish a restructuring reserve of $112 for the remaining facility costs. All costs were paid as of the end of 2016.

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

IT Transformation

During the third quarter 2015, we completed our initiative to outsource our data centers and move to a hosted solutions model. We recognized $1,461 and $1,704 as incurred, on this project in 2015 and 2014, respectively.

5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of our weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method. Dilutive stock options for the year ended December 31, 2016 totaled 526,834. Securities totaling 587,973, and 830,823 for the years ended December 31, 2015, and 2014, respectively, have been excluded from net loss per share because their effect would have been anti-dilutive.

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2016		2015		2014
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile	$74,686	24.3%	$69,427	24.6%	$76,675	30.7%
Sprint	$45,137	14.7%	$25,422	9.0%	$—	—%
AT&T	$38,257	12.5%	$35,019	12.4%	$55,265	22.1%
Comcast	$25,323	8.2%	$31,976	11.3%	$40,868	16.3%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of December 31, 2016, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $51,684, $33,980 and $26,376 for the years ended December 31, 2016, 2015 and 2014, respectively.

7.  DERIVATIVE INSTRUMENTS

We use derivatives to partially offset our business exposure to foreign currency exchange risk. We enter into foreign currency forward and option contracts to hedge our anticipated operating commitments that are denominated in foreign currencies, including forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold).  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements. We operate in Canada, Jamaica, and the Philippines where the functional currencies are the Canadian dollar, the Jamaican dollar, and the Philippine peso, respectively, which are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues which are paid in U.S. dollars. In Honduras, our functional currency is the U.S. dollar and the majority of our costs are denominated in U.S. dollars. We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

During the years ended December 31, 2016, 2015, and 2014, we entered into Canadian dollar forward and dollar range forward contracts for a notional amount of 19,555, 8,580, and 14,630 Canadian dollars, respectively, and during the years ended December 31, 2016, 2015 and 2014, we entered into Philippine peso non-deliverable forward and range forward contracts for a notional amount of 1,433,800, 1,029,100, and 2,685,550 Philippine pesos, respectively. As of December 31, 2016, we have not entered into any arrangements to hedge our exposure to fluctuations in Honduran lempira or Jamaican dollar relative to the U.S. dollar.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2016, 2015, and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian dollar	17,080	$12,723	2,470	$1,997	9,670	$8,736
Philippine peso	1,178,800	25,231	329,000	7,263	1,627,920	36,989
		$37,954		$9,260		$45,725

The Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through December 2017 at a purchase price of approximately $12,723 and $25,231, respectively, and as such we expect unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified to operations as the forecasted intercompany expenses are incurred, typically within twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, “Fair Value Measurements,” and are reflected as separate line items in our consolidated balance sheets.

The following table shows the effect of our derivative instruments designated as cash flow hedges for the years ended December 31, 2016, 2015, and 2014:

	Gain (Loss) Recognized in AOCI, net of tax Years Ended December 31,			Gain (Loss) Reclassified from AOCI into Income Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Cash flow hedges:
Foreign exchange contracts	(832)	$(1,906)	$(2,232)	(431)	$(2,587)	$(3,186)

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

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Foreign exchange contracts	$—	$980	$—	$980
Total fair value of liabilities measured on a recurring basis	$—	$980	$—	$980

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Foreign exchange contracts	$—	$524	$—	$524
Total fair value of liabilities measured on a recurring basis	$—	$524	$—	$524

9. PROPERTY, PLANT AND EQUIPMENT

 Our property, plant and equipment as of December 31, 2016 and 2015 consisted of the following, by asset class:

	2016	2015
Land, buildings and improvements	20,582	20,966
Telephone and computer equipment	40,298	38,925
Software	35,626	35,162
Furniture, fixtures, and miscellaneous equipment	15,341	15,359
Construction in progress	1,618	1,041
Assets acquired under capital lease	13,530	13,582
	126,995	125,035
Less accumulated depreciation	(98,690)	(92,501)
Less accumulated amortization under capital lease	(5,029)	(2,170)
Total property, plant and equipment, net	$23,276	$30,364

Depreciation expense for property, plant and equipment was $11,100 and $12,408 for the years ended December 31, 2016 and 2015, respectively.

10. DEBT

Secured Revolving Credit Facility

On April 29, 2015, we entered into a secured revolving credit facility ("Credit Agreement") with BMO Harris Bank N.A. ("Lender").  The Credit Agreement is effective through April 2020 and the amount we may borrow under the agreement is the lesser of the borrowing base calculation or $50,000, and so long as no default has occurred and with the Administrative Agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement.

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

Letter of credit fees are charged at the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding. As of December 31, 2016, outstanding letters of credit totaled $609.

We granted the Lender a security interest in substantially all of our assets, including all cash and cash equivalents, accounts receivable, general intangibles, owned real property, and equipment and fixtures. In addition, under the Credit Agreement, we are subject to certain standard affirmative and negative covenants, including the following financial covenants: 1) maintaining a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00 if a reporting trigger period commences and 2) Limiting non-financed capital expenditures to $10,000 for fiscal years 2016 and thereafter.

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

As of December 31, 2016, we were in compliance with all debt covenants, and we had outstanding borrowings of $26,025, with remaining borrowing capacity was $22,514.

Other debt

Notes payable

During 2015, we entered into an agreement to finance the construction of site leasehold improvements in our Domestic segment. The note has a principal amount of $2,548, bears interest at 4.25%, and has a term of 5 years.

On October 1, 2014, we acquired Collection Center, Inc. ("CCI"), a receivables management company for $4,105, net of interest incurred at an implied rate of approximately 14%. CCI specializes in providing collection services primarily in the healthcare industry and also in the financial services, utility and commercial industries. We paid $2,610 of the purchase price in cash on the acquisition date. As of October 2016, the remaining balance has been paid.

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

11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have a 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. At our annual meeting of stockholders in June 2016, the board of directors and stockholders authorized another 250,000 shares of common stock for issuance under the Amended and Restated Plan. As of December 31, 2016, there were 330,378 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock Options

A summary of stock option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of January 1, 2016	2,417,541	$4.74
Granted	336,740	4.64
Exercised	(63,704)	3.34
Forfeited/expired	(179,879)	6.21
Expired	(13,500)	14.33
Outstanding as of December 31, 2016	2,497,198	$4.61	6.48
Vested and exercisable as of December 31, 2016	1,834,861	$4.23	5.76

The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015, and 2014 was $2.82, $3.76, and $4.79, respectively.  The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was $1,875, $655, and $752, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2016	2015	2014
Risk-free interest rate	1.27% - 2.26%	1.71% - 2.4%	1.90% - 3.0%
Dividend yield	—%	—%	—%
Expected volatility	50.0% - 61.9%	59.9% - 66.9%	60.6% - 67.1%
Expected life in years	8.2	7.6	7.0

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Stock Grants and Deferred Stock Units

Pursuant to the board of directors' compensation program, 0, 2,319 and 12,670 shares of stock were granted in the years ended   December 2016, 2015 and 2014 respectively. The total fair value of stock grants made in the years ended December 2016, 2015 and 2014 respectively was $0, $22 and $90. Deferred stock units of 20,187 and 12,893 were granted to members of the board of directors during 2016 and 2015 respectively. The total fair value of deferred stock units granted in the years ended December 31, 2016, and 2015 was $90 and $65.  Deferred stock units are fully vested upon issuance and are settled in shares of common stock upon the director’s termination of service.  The fair value of stock grants and deferred stock units is calculated based on the closing price of our common stock on the date of grant.

Share-based Compensation Expense

The compensation expense that has been charged against income for December 31, 2016, 2015 and 2014 was $1,722, $1,469, and $1,625, respectively, and is included in selling, general and administrative expense.  As of December 31, 2016, there was $863 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.86 years.

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  A total of 400,000 shares were authorized under the original ESPP Plan; an Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in June 2016, which authorized an additional 100,000 shares of common stock for issuance. As of December 31, 2016, 93,440 shares were available for issuance.

During the years ended December 31, 2016, 2015, and 2014, 48,414, 46,227, and 19,394 shares were purchased under this plan at an average price of $3.87, $3.92, and $6.07, respectively.  Total expense recognized related to the ESPP during the years ended December 31, 2016, 2015, and 2014 was $55, $50, and $27, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2016	2015	2014
Risk-free interest rate	0.21% - 0.51%	0.00% - 0.16%	0.02% - 0.05%
Dividend yield	—%	—%	—%
Expected volatility	37.6% - 68.1%	21.9% - 78.9%	20.7% - 23.5%
Expected life in years	3 months	3 months	3 months

The weighted average grant date fair value of these shares was $1.13, and $1.09, and $1.38 per share during the years ended December 31, 2016, 2015, and 2014, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date.  Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%. Company matching contributions to the 401(k) plan totaled $582, $493, and $316 for the years ended December 31, 2016, 2015, and 2014, respectively.

Philippines Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary.
All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. Remeasurement changes are reflected in Accumulated Other Comprehensive Income (AOCI). As of December 31, 2016, the Pension Plan was unfunded. The Company doesn't expect to make any cash contributions to the Pension Plan. As of December 31, 2016, the defined benefit obligation of $550 was included in other long term liabilities in the Consolidated Balance Sheets.

12. INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2016, 2015, and 2014 were composed of the following:

	Year Ended December 31,
	2016	2015	2014
Interest income	$—	$2	$15
Interest expense	(1,573)	(1,685)	(621)
Gain (loss) on disposal of assets	3	509	136
Other income (expense)	(178)	35	464
Interest and other income (expense), net	$(1,748)	$(1,139)	$(6)

13. INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31,
	2016	2015	2014
U.S.	$(5,244)	$(21,246)	$(10,677)
Foreign	6,357	6,094	5,781
Total	$1,113	$(15,152)	$(4,896)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(28)	$(264)	$(110)
State	(23)	33	53
Foreign	504	360	(360)
Total current (benefit) expense	$453	$129	$(417)

Deferred:
Federal	$203	$164	$65
State	27	11	4
Foreign	35	160	912
Total deferred expense	$265	$335	$981

Income tax expense	$718	$464	$564

GAAP requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets as of December 31, 2016, 2015, and 2014 were:

	Year Ended December 31,
	2016	2015	2014
Long-term deferred tax assets (liabilities):
Fixed assets	$2,511	$2,077	$704
Prepaid expenses	(569)	(554)	(343)
Accrued stock compensation	4,641	4,114	3,656
Accrued restructuring costs	—	303	65
Work opportunity credit carryforward	5,226	5,234	5,121
Operating loss carryforward	16,231	18,066	13,717
Intangibles and goodwill	(77)	(53)	(35)
Derivative Instruments	354	202	456
Cumulative Translation adjustment	(1,381)	(1,178)	(1,150)
Other	297	39	589
Net long-term deferred tax assets	$27,233	$28,250	$22,780

Subtotal	$27,233	$28,250	$22,780
Valuation allowance	(27,384)	(28,162)	(22,314)

Total net deferred tax asset (liability)	$(151)	$88	$466

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
At December 31, 2016, 2015, and 2014, U.S. income and foreign withholding taxes have not been provided for on approximately $0, $1,300, and $1,872, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries and would become subject to U.S. income tax if they were remitted to the U.S.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2016, 2015, and 2014 for continuing operations were:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of federal benefit)	-12.2%	1.7%	0.6%
Rate differential on foreign earnings	-146.0%	10.9%	31.9%
Foreign income taxed in the U.S.	133.9%	-8.3%	-55.2%
Uncertain tax positions	107.1%	-4.9%	25.1%
Unremitted foreign earnings of subsidiary	19.7%	—%	-1.1%
Tax expense allocation to OCI	-2.7%	—%	—%
Valuation allowance	-67.1%	-40.4%	-49.5%
Other, net	-3.2%	2.9%	1.7%
Total	64.5%	-3.1%	-11.5%

As of December 31, 2016, we had gross federal net operating loss carry forwards of approximately $51,798 expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $61,963 expiring beginning in 2017.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2019. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions.  The aggregate reduction in income tax expense for the years ended December 31, 2016, 2015, and 2014 was $1,136, $1,106, and $1,370.
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
The following table indicates the changes to our unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Years Ended December 31,
	2016	2015	2014
Unrecognized, January 1,	$2,962	$2,215	$3,502
Additions based on tax positions taken in current year	$1,193	$888	$561
Reductions based on tax positions taken in prior year	$—	$(141)	$(1,848)
Unrecognized, December 31,	$4,155	$2,962	$2,215

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines, Costa Rica and Honduras.  Our U.S. federal returns and most state returns for tax years 2013 and forward are subject to examination.  Canadian returns for tax years 2012 and forward are subject to examination.  Our returns in the Philippines in 2013, Costa Rica in 2012 and Honduras in 2012 are subject to examination.  In December 2014, our Canadian subsidiary was notified that its income tax returns for the years ended December 31, 2013 and 2012 are under examination. The Company has received additional correspondence related to the examination, but does not have any additional information on the timing of the resolution of the examination. Also, in May 2016, our Philippine subsidiary received notification that its income tax return for the year ended December 31, 2014 is under examination. The Company has not yet received any additional correspondence related to this examination.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Defined Benefit Plan	Total
Balance at January 1, 2014	$1,900	$(2,909)	$—	$(1,009)
Foreign currency translation	(653)	—	—	(653)
Reclassification to operations	—	3,186	—	3,186
Unrealized losses	—	(2,232)	—	(2,232)
Tax (provision) benefit	239	(356)	—	(117)
Balance at December 31, 2014	$1,486	$(2,311)	$—	$(825)
Foreign currency translation	75	—	—	75
Reclassification to operations	—	2,587	—	2,587
Unrealized losses	—	(1,906)	—	(1,906)
Tax (provision) benefit	(28)	(254)	—	(282)
Balance at December 31, 2015	$1,533	$(1,884)	$—	$(351)
Foreign currency translation	481	—	—	481
Reclassification to operations	—	431	—	431
Unrealized losses	—	(832)	—	(832)
Pension remeasurement	—	—	253	253
Tax provision	(184)	153	—	(31)
Balance at December 31, 2016	$1,830	$(2,132)	$253	$(49)

Reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016, 2015, and 2014 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2016	2015	2014
Gains and losses on cash flow hedges
Foreign exchange contracts (COS)	$416	$2,401	$2,991	Cost of Services
Foreign exchange contracts (SG&A)	15	186	195	Selling, general and administrative expenses
	$431	$2,587	$3,186

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rent expense, including equipment rentals, for the twelve months ended December 31, 2016, 2015, and 2014 was $11,954, $11,875, and $10,915, respectively.

Capital Leases

We leased several asset types under various non-cancelable capital leases with original terms between three and seven years. See Footnote 10 for more information.

Minimum lease payments

As of December 31, 2016, approximate minimum annual lease payments were as follows:

	Operating leases	Capital leases
2017	$10,740	$2,286
2018	7,840	2,134
2019	3,969	2,049
2020	866	487
2021	92	—
Thereafter	5	—
Total minimum lease payments	$23,512	$6,956
Less amount representing interest		$(947)
Present value of capital lease obligations		$6,009
Capital lease obligations, current portion		$1,848
Capital lease obligations, long term portion		$4,161

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

16.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore and Offshore. For the year-ended December 31, 2016, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. Our Offshore segment included the operations of four facilities in the Philippines.

Operations at our facility in Costa Rica, which were included in our Nearshore segment, ceased in August 2014.

We primarily evaluate segment operating performance in each reporting segment based on net sales and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2016, 2015, and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Revenue:
Domestic	186,061	$169,945	$130,574
Offshore	76,868	72,914	85,785
Nearshore	44,271	39,275	33,721
Total	$307,200	$282,134	$250,080

Gross profit:
Domestic	$12,392	$11,614	$12,940
Offshore	16,607	6,672	15,192
Nearshore	7,422	6,018	2,340
Total	$36,421	$24,304	$30,472

Depreciation:
Domestic	$7,748	$8,049	$5,929
Offshore	3,678	4,232	3,414
Nearshore	824	980	1,036
Total	$12,250	$13,261	$10,379

Capital expenditures:
Domestic	$3,291	$4,382	$7,825
Offshore	287	3,049	2,718
Nearshore	219	291	1,118
Total	$3,797	$7,722	$11,661

	As of December 31,
	2016	2015	2014
Total assets:
Domestic	$59,612	$67,927	$53,635
Offshore	36,503	38,016	34,953
Nearshore	10,693	8,861	5,205
Total	$106,808	$114,804	$93,793

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represent selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2016 and 2015.

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$78,035	$73,733	$78,305	$77,127
Gross profit	8,388	7,011	10,347	10,675
Net income (loss)	31	(1,684)	856	1,192
Income tax expense	125	46	163	384
Comprehensive income (loss)	310	(1,570)	855	1,133

Net income (loss) per common share - basic	$0.00	$(0.11)	$0.05	$0.08
Net income (loss) per common share - diluted	$0.00	$(0.11)	$0.05	$0.07

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$63,653	$63,464	$72,756	$82,261
Gross Profit	6,117	5,312	3,159	9,716
Net income (loss)	(3,175)	(5,069)	(7,705)	333
Income tax expense (benefit)	187	163	219	(105)
Comprehensive loss	(3,234)	(4,240)	(8,340)	(276)

Net income (loss) per common share - basic	$(0.21)	$(0.33)	$(0.49)	0.02
Net income (loss) per common share - diluted	$(0.21)	$(0.33)	$(0.49)	0.02

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, EKS&H LLLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report appears in Part II, Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Part III

ITEMS 10 THROUGH 14

Information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) will be included in our definitive proxy statement to be delivered in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson	10-K	10.48	3/9/2004
10.2†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.3†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.4†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.6†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.7†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.8	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011	8-K	10.1	5/6/2011
10.9†	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011	8-K	10.1	6/29/2011
10.10&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc	10-Q	10.1	11/2/2011
10.11&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011	10-Q	10.2	11/2/2011

10.12†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.13†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.14	Amendment to Investor Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson Jr.	10-K	10.32	3/7/2014
10.15†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016
10.16†	StarTek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.17&	Master Services Agreement executed January 6, 2014 between StarTek, Inc. and Comcast Cable Communications Management, LLC effective June 22, 2013	10-Q/A	10.2	7/29/2014
10.18	Nomination and Standstill Agreement, dated March 19, 2015, by and among StarTek, Inc., and the members of the Engine Capital Group	8-K	10.1	3/20/2015
10.19	Credit Agreement, dated April 29, 2015, by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	8/10/2015
10.20†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.21†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.22	First Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.2	8/10/2015
10.23	Second Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	11/9/2015
10.24†	Employment Agreement by and between Donald Norsworthy and StarTek, Inc.	10-K	10.26	3/14/2016
10.25†	Form of Amendment to Employment Agreement for executive officers	10-K	10.27	3/14/2016
10.26	Third Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	8-K	10.1	1/26/2016
10.27&	Contract Center Master Services Agreement between StarTek, Inc. and AT&T Services, Inc. effective August 8, 2016	10-Q	10.1	11/8/2016
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Consolidated Financial Statements

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: February 22, 2017
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAD A. CARLSON	President and Chief Executive Officer (principal executive officer)	Date: February 22, 2017
Chad A. Carlson

/s/ DON NORSWORTHY	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: February 22, 2017
Don Norsworthy

/s/ ED ZSCHAU	Chairman of the Board	Date: February 22, 2017
Ed Zschau

/s/ ROBERT SHEFT	Director	Date: February 22, 2017
Robert Sheft

/s/ BENJAMIN L. ROSENZWEIG	Director	Date: February 22, 2017
Benjamin L. Rosenzweig

/s/ JACK D. PLATING	Director	Date: February 22, 2017
Jack D. Plating

/s/ ARNAUD AJDLER	Director	Date: February 22, 2017
Arnaud Ajdler