Form 10-Q
period 2017-03-31
StarTek, Inc.
filed 2017-05-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of April 27, 2017, there were 15,898,694 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$77,652	$78,035
Cost of services	67,638	69,647
Gross profit	10,014	8,388
Selling, general and administrative expenses	7,882	7,781
Impairment losses and restructuring charges, net	—	12
Operating income	2,132	595
Interest and other income (expense), net	(367)	(439)
Income before income taxes	1,765	156
Income tax expense (benefit)	(28)	125
Net income	$1,793	$31
Other comprehensive income, net of tax:		1
Foreign currency translation adjustments	(14)	21
Change in fair value of derivative instruments	446	258
Comprehensive income	$2,225	$310

Net income per common share - basic	$0.11	$0.00
Weighted average common shares outstanding - basic	15,815	15,699

Net income per common share - diluted	0.11	$0.00
Weighted average common shares outstanding - diluted	16,995	15,956

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,364	$1,039
Trade accounts receivable, net	54,639	60,179
Prepaid expenses	2,546	2,140
Other current assets	1,492	1,670
Total current assets	$60,041	$65,028
Property, plant and equipment, net	20,784	23,276
Deferred income tax assets	338	333
Intangible assets, net	6,412	6,697
Goodwill	9,077	9,077
Other long-term assets	2,408	2,397
Total assets	$99,060	$106,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,095	$7,612
Accrued liabilities:
Accrued employee compensation and benefits	10,345	13,767
Other accrued liabilities	2,696	2,083
Line of credit	—	26,025
Derivative liability	560	980
Other current debt	2,446	2,740
Other current liabilities	889	1,157
Total current liabilities	$24,031	$54,364
Line of credit	20,719	—
Deferred rent	971	1,151
Deferred income tax liabilities	564	499
Other debt	4,889	5,500
Other liabilities	589	550
Total liabilities	$51,763	$62,064
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,898,694 and 15,811,516 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$159	$158
Additional paid-in capital	80,887	80,560
Accumulated other comprehensive income (loss)	383	(49)
Accumulated deficit	(34,132)	(35,925)
Total stockholders’ equity	$47,297	$44,744
Total liabilities and stockholders’ equity	$99,060	$106,808

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$1,793	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,962	3,230
Share-based compensation expense	229	489
Deferred income taxes	65	51
Income tax benefit related to other comprehensive income	—	(166)
Changes in operating assets and liabilities:
Trade accounts receivable	5,545	4,078
Prepaid expenses and other assets	(214)	362
Accounts payable	18	(268)
Accrued and other liabilities	(3,215)	(2,943)
Net cash provided by operating activities	7,183	4,864

Investing Activities
Proceeds from sale of assets	342	—
Purchases of property, plant and equipment	(1,113)	(411)
Cash paid for acquisition of businesses	—	(217)
Net cash used in investing activities	(771)	(628)

Financing Activities
Proceeds from the issuance of common stock	98	39
Proceeds from line of credit	79,675	76,400
Principal payments on line of credit	(84,980)	(81,759)
Principal payments on other debt	(868)	(700)
Net cash used in financing activities	(6,075)	(6,020)
Effect of exchange rate changes on cash	(12)	(12)
Net increase (decrease) in cash and cash equivalents	325	(1,796)
Cash and cash equivalents at beginning of period	$1,039	$2,626
Cash and cash equivalents at end of period	$1,364	$830

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three months ended March 31, 2017 are not necessarily indicative of operating results that may be expected during any other interim period of 2017 or the year ending December 31, 2017.
The consolidated balance sheet as of December 31, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740) ("ASU 2016-16"), Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. We do not expect the adoption of ASU 2016-16 will have a material impact on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We adopted this ASU for the first quarter of 2017 and it did not have a material impact on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have assessed the impact of ASU 2014-09 and have determined that our current revenue recognition process is substantially in compliance with the ASU. Therefore, we do not anticipate a material impact to our consolidated financial statements. We are currently evaluating the additional disclosures that will be required upon adoption.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total goodwill of $9,077 is assigned to our Domestic segment. We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. We performed a quantitative assessment to determine whether it was more likely than not that the fair value of the Domestic reporting unit exceeded its carrying value. In making this assessment, we evaluated overall business and economic conditions as well as expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital and overall global industry and market conditions.

In 2016, we concluded that goodwill was not impaired. No indicators of impairment exist as of March 31, 2017.

Intangible Assets

The following table presents our intangible assets as of March 31, 2017:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$195	$195	3.75
Customer relationships	7,550	2,030	5,520	4.68
Trade names	1,050	353	697	2.86
	$8,990	$2,578	$6,412	4.45

Expected future amortization of intangible assets as of March 31, 2017 is as follows:

Year Ending December 31,	Amount
Remainder of 2017	$855
2018	1,140
2019	1,131
2020	1,128
2021	1,004
Thereafter	1,154

3. NET INCOME PER SHARE

Basic net income per common share is computed based on our weighted average number of common shares outstanding. Diluted earnings per share is computed based on our weighted average number of common shares outstanding plus the effect of dilutive stock options and non-vested restricted stock using the treasury stock method. Dilutive stock options for the three months ended March 31, 2017 and 2016 totaled 1,179,634 and 256,661, respectively.

4. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended March 31,
	2017		2016
	Revenue	Percentage	Revenue	Percentage
T-Mobile	$22,054	28.4%	$16,017	20.5%
Sprint	$10,256	13.2%	$10,871	13.9%
AT&T	$8,647	11.1%	$10,487	13.4%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of March 31, 2017, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital.  The aggregate gross amount factored under these agreements was $28,742 and $7,824 for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended March 31, 2017 and 2016, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of March 31, 2017:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	13,880	$10,571
Philippine Peso	1,646,700	32,471
		$43,042

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 6, "Fair Value Measurements," and are reflected as separate line items in our consolidated balance sheets, as applicable.

6.  FAIR VALUE MEASUREMENTS

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

The following tables set forth our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$560	$—	$560
Total fair value of liabilities measured on a recurring basis	$—	$560	$—	$560

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$980	$—	$980
Total fair value of liabilities measured on a recurring basis	$—	$980	$—	$980

7. DEBT

Secured Revolving Credit Facility

On April 29, 2015, we entered into a secured revolving credit facility with BMO Harris Bank N.A. ("Administrative Agent" or "Lender"); subsequently we entered into amendments one through four (collectively, the "Credit Agreement"). The Credit Agreement is effective through March 2022 and we may borrow the lesser of the borrowing base calculation and $50,000. As long as no default has occurred and with the Administrative Agent’s consent, we may increase the maximum availability to $70,000 in $5,000 increments. We may request letters of credit under the Credit Agreement in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 85% of our eligible accounts receivable less certain reserves as defined in the Credit Agreement.

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment. As of March 31, 2017, outstanding letters of credit totaled $609.

The Credit Agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00:1.00, if a reporting trigger period commences. We were in compliance with all covenants as of March 31, 2017.

The fourth amendment to the Credit Agreement was executed on March 28, 2017. Among other things, it removed the requirement that funds collected be automatically applied to our credit facility balance, unless a trigger event occurs. As a result, the balance sheet classification has been changed from short-term liabilities to long-term liabilities beginning in the first quarter of 2017.

As of March 31, 2017, we had $20,719 of outstanding borrowings and our remaining borrowing capacity was $28,173.

Other Debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in other current debt and other debt, as applicable.

8. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards for the three months ended March 31, 2017 and 2016 was $229 and $489, respectively, and is included in selling, general and administrative expenses.  As of March 31, 2017, there was $1,085 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 2.12 years.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)

Accumulated other comprehensive income consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Total
Balance at December 31, 2016	$1,830	$(2,132)	$253	$(49)
Foreign currency translation	(37)			(37)
Reclassification to operations		144		144
Unrealized gains		325		325
Balance at March 31, 2017	$1,793	$(1,663)	$253	$383

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 were as follows:

Details about AOCI components	Amount reclassified from AOCI		Affected line item in the Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2017	2016
Losses on cash flow hedges
Foreign exchange contracts	$134	$295	Cost of services
Foreign exchange contracts	10	10	Selling, general and administrative expenses
Total reclassifications for the period	$144	$305

10.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of March 31, 2017, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Domestic	$44,363	$49,145
Offshore	21,123	17,581
Nearshore	12,166	11,309
Total	$77,652	$78,035

Gross profit:
Domestic	$1,509	$4,824
Offshore	6,175	2,286
Nearshore	2,330	1,278
Total	$10,014	$8,388

11. SUBSEQUENT EVENTS

Canada Income Taxes
In April 2017, we received a notice of reassessment related to our ongoing Canadian income tax audit. We do not believe it is more likely than not that we owe the taxes that have been reassessed, and therefore we are in the process of filing an appeal and have not accrued a liability related to this matter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2016 Annual Report on Form 10-K.

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

The STARTEK Advantage System, the sum total of our customer engagement culture, customized solutions and processes, allows us to always remain focused on enhancing our clients’ customer experience, increasing customer lifetime value and reducing total cost of ownership. STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management and retention programs.  We service client programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, interactive voice response (IVR) and back-office support.

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of March 31, 2017, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in

Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We seek to become the trusted partner to our clients and provide meaningful, impactful customer engagement BPO services. Our approach is to develop relationships with our clients that are truly collaborative in nature where we are focused, flexible and proactive to their business needs.  The end result is the delivery of the highest quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2017 AND 2016

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Three Months Ended March 31,
	2017		2016
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$44,363	57.1%	$49,145	63.0%
Gross profit	$1,509	15.1%	$4,824	57.5%
Gross profit %	3.4%		9.8%
Offshore:
Revenue	$21,123	27.2%	$17,581	22.5%
Gross profit	$6,175	61.7%	$2,286	27.3%
Gross profit %	29.2%		13.0%
Nearshore:
Revenue	$12,166	15.7%	$11,309	14.5%
Gross profit	$2,330	23.2%	$1,278	15.2%
Gross profit %	19.2%		11.3%
Company Total:
Revenue	$77,652	100.0%	$78,035	100.0%
Gross profit	$10,014	100.0%	$8,388	100.0%
Gross profit %	12.9%		10.7%

Revenue

Revenue decreased by $0.3 million, from $78.0 million to $77.7 million in the first quarter of 2017. The decrease was due to $6.8 million of year over year reductions in revenue volume related to the company's initiative to reduce and eliminate lower-margin business, $1.0 million in lost programs offset by $7.5 million of new business and net growth from existing clients.
Domestic segment decrease of $4.8 million was due to $2.7 million of reduction and elimination of lower-margin business, and $2.1 million decline from existing clients and lost programs. Offshore revenues increased by $3.6 million due to $6.2 million of new business and net growth from existing clients, partially offset by $0.1 million of lost programs and $2.5 million reduction and elimination of lower-margin business. The increase in the Nearshore segment of $0.9 million was due to $2.4 million of growth from existing and new clients, partially offset by $1.5 million of reduction and elimination of lower-margin business.

Gross profit

Gross profit as a percentage of revenue increased by 2.2% primarily due to business optimization and cost savings including IT.  Domestic gross profit as a percentage of revenue decreased to 3.4% in 2017 from 9.8% in 2016 primarily due to declining revenue and utilization and the impact of ramping new programs, partially offset by savings related to IT costs and other variable expenses.  The Offshore increase of 16.2% was primarily due to increased revenue and resulting increase in capacity utilization,  contract optimization, and business mix.  The Nearshore increase of 7.9% was due to contract optimization and business mix.

Selling, general and administrative expenses

Selling, general and administrative expenses remained essentially flat, increasing by $0.1 million during the first quarter of 2017 compared to the prior year. Such expenses as a percentage of revenue increased slightly from 10.0% in 2016 to 10.2% in the first quarter of 2017.

Interest and other income (expense), net

Interest and other income (expense), net for the three months ended March 31, 2017 and 2016 of approximately ($0.4) million and ($0.4) million, respectively, primarily consists of interest expense associated with our line of credit, capital leases, and notes payable.

Income tax expense (benefit)

Income tax benefit during the first quarter of 2017 was ($28.4) thousand compared to $0.1 million of expense in the first quarter of 2016. Income tax expense is primarily related to our Canadian operations, and in the first quarter of 2017 was offset by a benefit related to our US operations. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

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

As of March 31, 2017, working capital totaled $36.0 million and the current ratio was 2.50:1, compared to working capital of $10.7 million and a current ratio of 1.20:1 as of December 31, 2016. The increase in 2017 was primarily driven by the reclassification of the revolving credit facility balance from short-term to long-term liabilities. See Note 7, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements" for additional details.

Net cash flows provided by operating activities for the three months ended March 31, 2017 was $7.2 million compared to net cash flows provided by operating activities of $4.9 million for the three months ended March 31, 2016, primarily due to increased earnings. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2017 of $0.8 million consisted of $1.1 million for capital expenditures offset by $0.3 million of proceeds from the sale of assets. This compares to net cash used in investing activities for the three months ended March 31, 2016 of $0.6 million, which primarily consisted of capital expenditures of $0.4 million and $0.2 million related to prior acquisitions.

Net cash used in financing activities for the three months ended March 31, 2017 of $6.1 million consisted of $5.3 million used to pay down our line of credit and $0.9 million of principal payments on debt. Net cash used in financing activities for the three months ended March 31, 2016 was $6.0 million and was primarily due to a decrease in our line of credit balance.

Secured Revolving Credit Facility

For more information, refer to Note 7, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the first quarter of 2017.

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

Our critical accounting policies and estimates are consistent with those disclosed in our 2016 Annual Report on Form 10-K. Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of our critical accounting policies and estimates.

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

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency exchange forward and option contracts as of March 31, 2017 with notional amounts totaling $43.0 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $5.0 million on the underlying exposures of the derivative instruments. As of March 31, 2017, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

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

Interest Rate Risk

At March 31, 2017, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended March 31, 2017, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On May 10, 2017, we held our 2017 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected six nominees to serve on the Board of Directors, ratified the appointment of EKS&H LLLP as our independent registered public accounting firm for 2017, approved by non-binding vote the compensation of our named executive officers, and selected by non-binding vote an annual frequency for the vote on the compensation of the Company's named executive officers. The final voting results for each of these matters are set forth below:

1. Election of Directors:

	Number of Shares Voted For	Number of Shares Voted Against	Abstain
Arnaud Ajdler	7,726,167	3,474,264	155,048
Chad A. Carlson	11,183,003	17,106	155,370
Jack D. Plating	11,180,778	19,653	155,048
Benjamin L. Rosenzweig	11,011,940	188,491	155,048
Robert Sheft	11,180,778	19,653	155,048
Ed Zschau	11,134,807	62,871	157,801

There were 1,930,264 broker non-votes on the proposal for election of directors.

2. Ratification of Appointment of Independent Registered Public Accounting Firm:

A total of 13,204,139 shares voted for, 68,422 shares voted against and 13,182 shares abstained from voting. There were no broker non-votes on this matter.

3. Approval by Non-Binding Vote the Compensation of Named Executive Officers:

A total of 11,319,892 shares voted for, 31,210 shares voted against and 4,377 shares abstained from voting. There were 1,930,264 broker non-votes on this matter.

4. Recommendation by Non-Binding Vote on the Compensation of our Named Executive Officers:

A total of 10,018,503 shares voted for an annual non-binding advisory vote to approve the compensation of our named executive officers, 3,365 shares voted for such a vote to take place every two years, 1,323,394 shares voted for such a vote to take place every three years, and 10,217 shares abstained from voting. There were 1,930,264 broker non-votes on this matter.
The Company has considered the non-binding stockholder vote regarding the  frequency of future non-binding votes on executive compensation and determined that it will hold a non-binding vote on its executive compensation every year until such time as the stockholders express a preference for a less frequent vote or such vote is no longer required by law or regulation, whichever shall first occur.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Membership Interest Purchase Agreement, dated as of May 11, 2015, by and among StarTek, Inc. MDC Corporate (US) Inc. and MDC Acquisition Inc. (excluding schedules and exhibits, which StarTek, Inc. agrees to furnish supplementally to the Securities and Exchange Commission upon request).	8-K	2.1	5/12/2015
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1*	Fourth amendment to the Credit Agreement with BMO Harris Bank N.A.
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2017 and 2016 (Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: May 10, 2017
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ DON NORSWORTHY	Date: May 10, 2017
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)