Form 10-Q
period 2017-06-30
StarTek, Inc.
filed 2017-08-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

As of August 1, 2017, there were 15,949,965 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$73,979	$73,733	$151,631	$151,769
Cost of services	64,992	66,722	132,630	136,369
Gross profit	8,987	7,011	19,001	15,400
Selling, general and administrative expenses	8,171	8,120	16,053	15,901
Impairment losses and restructuring charges, net	412	158	412	170
Operating income (loss)	404	(1,267)	2,536	(671)
Interest and other income (expense), net	84	(371)	(283)	(811)
Income (loss) before income taxes	488	(1,638)	2,253	(1,482)
Income tax expense (benefit)	(66)	46	(94)	171
Net income (loss)	$554	$(1,684)	$2,347	$(1,653)
Other comprehensive income (loss), net of tax:		1	156
Foreign currency translation adjustments	2	87	(12)	107
Change in fair value of derivative instruments	31	27	477	286
Comprehensive income (loss)	$587	$(1,570)	$2,812	$(1,260)

Net income (loss) per common share - basic	$0.03	$(0.11)	$0.15	$(0.11)
Weighted average common shares outstanding - basic	15,916	15,719	15,866	15,709

Net income (loss) per common share - diluted	0.03	$(0.11)	0.14	(0.11)
Weighted average common shares outstanding - diluted	17,247	15,719	17,127	15,709

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,889	$1,039
Trade accounts receivable, net	56,685	60,179
Derivative asset	168	—
Prepaid expenses	2,787	2,140
Other current assets	1,263	1,670
Total current assets	$62,792	$65,028
Property, plant and equipment, net	19,092	23,276
Deferred income tax assets	346	333
Intangible assets, net	6,127	6,697
Goodwill	9,077	9,077
Other long-term assets	2,864	2,397
Total assets	$100,298	$106,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,105	$7,612
Accrued liabilities:
Accrued employee compensation and benefits	13,324	13,767
Other accrued liabilities	2,846	2,083
Line of credit	—	26,025
Derivative liability	392	980
Other current debt	2,312	2,740
Other current liabilities	929	1,157
Total current liabilities	$26,908	$54,364
Line of credit	18,876	—
Deferred rent	786	1,151
Deferred income tax liabilities	622	499
Other debt	4,278	5,500
Other liabilities	629	550
Total liabilities	$52,099	$62,064
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 15,949,965 and 15,811,516 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$159	$158
Additional paid-in capital	81,202	80,560
Accumulated other comprehensive income (loss)	416	(49)
Accumulated deficit	(33,578)	(35,925)
Total stockholders’ equity	$48,199	$44,744
Total liabilities and stockholders’ equity	$100,298	$106,808

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income (loss)	$2,347	$(1,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,733	6,304
Impairment losses	53	—
Provision for doubtful accounts	14	375
Share-based compensation expense	530	825
Deferred income taxes	121	51
Income tax benefit related to other comprehensive income	(286)	(166)
Changes in operating assets and liabilities:
Trade accounts receivable	3,488	5,045
Prepaid expenses and other assets	(756)	1,167
Accounts payable	116	(1,337)
Accrued and other liabilities	(176)	(1,027)
Net cash provided by operating activities	11,184	9,584

Investing Activities
Proceeds from sale of assets	342	13
Purchases of property, plant and equipment	(2,054)	(594)
Cash paid for acquisition of businesses	—	(414)
Net cash used in investing activities	(1,712)	(995)

Financing Activities
Proceeds from the issuance of common stock	112	114
Proceeds from line of credit	161,203	148,200
Principal payments on line of credit	(168,352)	(156,954)
Principal payments on other debt	(1,587)	(1,409)
Net cash used in financing activities	(8,624)	(10,049)
Effect of exchange rate changes on cash	2	88
Net increase (decrease) in cash and cash equivalents	850	(1,372)
Cash and cash equivalents at beginning of period	$1,039	$2,626
Cash and cash equivalents at end of period	$1,889	$1,254

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(In thousands, except share and per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the six months ended June 30, 2017 are not necessarily indicative of operating results that may be expected during any other interim period of 2017 or the year ending December 31, 2017.
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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"), Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We do not expect the adoption of ASU 2017-09 will have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"), Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, and we anticipate that adoption of ASU 2016-02 will have an impact to the financial statement presentation of right of use asset, lease liability, amortization expense, and lease expense.

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

In 2016, we concluded that goodwill was not impaired. No indicators of impairment exist as of June 30, 2017.

Intangible Assets

The following table presents our intangible assets as of June 30, 2017:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$207	$183	3.87
Customer relationships	7,550	2,260	5,290	4.79
Trade names	1,050	396	654	2.97
	$8,990	$2,863	$6,127	4.57

Expected future amortization of intangible assets as of June 30, 2017 is as follows:

Year Ending December 31,	Amount
Remainder of 2017	$570
2018	1,140
2019	1,131
2020	1,128
2021	1,004
Thereafter	1,154

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed based on our weighted average number of common shares outstanding. Diluted earnings per share is computed based on our weighted average number of common shares outstanding plus the effect of dilutive stock options, non-vested restricted stock, and deferred stock units, using the treasury stock method.

When a net loss is reported, potentially issuable common shares are excluded from the computation of diluted EPS as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares used in basic earnings per share calculation:	15,916	15,719	15,866	15,709
Effect of dilutive securities:
Stock options	1,290	—	1,196	—
Restricted stock/Deferred stock units	41	—	65	—
Total effects of dilutive securities	1,331	—	1,261	—
Shares used in dilutive earnings per share calculation:	17,247	15,719	17,127	15,709

The following shares were not included in the computation of diluted earnings per share because the exercise price exceeded the value of the shares, or we reported a net loss, and the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive securities:
Stock options	35	2,495	58	2,494
Restricted stock/Deferred stock units	—	24	—	143
Total anti-dilutive securities	35	2,519	58	2,637

4. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the second quarter of 2017, we decided to close our facility in Tell City, Indiana. The closure resulted in the recognition of an impairment loss of $53 related to the disposal of certain assets.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the three months ended June 30, 2017:

Facility-Related and Employee-Related Costs
Total
Balance as of January 1, 2017	$—
Expenses	$359
Payments	$(163)
Balance as of June 30, 2017	$196

In 2017, we made the decision to close the Tell City, Indiana site. We established restructuring reserves for employee related costs of $262 at the time the decision was made, and facility related costs of $97 at the time the facilities were vacated. We expect to pay the remaining costs by the end of 2017.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile	$23,999	32.4%	$17,045	23.1%	$46,053	30.4%	$33,062	21.8%
Sprint	$9,516	12.9%	$11,257	15.3%	$19,771	13.0%	$22,129	14.6%
AT&T	$7,619	10.3%	$9,734	13.2%	$16,266	10.7%	$20,221	13.3%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of June 30, 2017, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital.  The aggregate gross amount factored under these agreements was $20,106 and $20,577 for the three months ended June 30, 2017 and June 30, 2016, respectively.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the six months ended June 30, 2017 and 2016, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2017:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	11,800	$8,896
Philippine Peso	1,475,000	28,848
		$37,744

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 6, "Fair Value Measurements," and are reflected as separate line items in our consolidated balance sheets, as applicable.

7.  FAIR VALUE MEASUREMENTS

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

The following tables set forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$168	$—	$168
Total fair value of assets measured on a recurring basis	$—	$168	$—	$168

Liabilities:
Foreign exchange contracts	$—	$392	$—	$392
Total fair value of liabilities measured on a recurring basis	$—	$392	$—	$392

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$980	$—	$980
Total fair value of liabilities measured on a recurring basis	$—	$980	$—	$980

8. DEBT

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

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment. As of June 30, 2017, outstanding letters of credit totaled $569.

The Credit Agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00:1.00, if a reporting trigger period commences. We were in compliance with all covenants as of June 30, 2017.

The fourth amendment to the Credit Agreement was executed on March 28, 2017. Among other things, it removed the requirement that funds collected be automatically applied to our credit facility balance, unless a trigger event occurs. As a result, the balance sheet classification has been changed from short-term liabilities to long-term liabilities beginning in the first quarter of 2017.

As of June 30, 2017, we had $18,876 of outstanding borrowings and our remaining borrowing capacity was $30,405.

Other Debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in other current debt and other debt, as applicable.

9. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards for the three and six months ended June 30, 2017 was $301 and $530, and for the three and six months ended June 30, 2016 was $336 and $825, and is included in selling, general and administrative expenses.  As of June 30, 2017, there was $945 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.93 years.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)

Accumulated other comprehensive income consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Total
Balance at December 31, 2016	$1,830	$(2,132)	$253	$(49)
Foreign currency translation	(43)			(43)
Reclassification to operations	23	228		251
Unrealized gains		543		543
Tax benefit	7	(293)		(286)
Balance at June 30, 2017	$1,817	$(1,654)	$253	$416

Reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016 were as follows:

Details about AOCI components	Amount reclassified from AOCI				Affected line item in the Consolidated Statements of Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Losses on cash flow hedges
Foreign exchange contracts	$110	$122	$245	$416	Cost of services
Foreign exchange contracts	(5)	4	6	15	Selling, general and administrative expenses
Total reclassifications for the period	$105	$126	$251	$431

11.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of June 30, 2017, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Domestic	$42,557	$46,342	$86,920	$95,487
Offshore	19,364	17,064	40,487	34,646
Nearshore	12,058	10,327	24,224	21,636
Total	$73,979	$73,733	$151,631	$151,769

Gross profit:
Domestic	$2,552	$3,244	$4,062	$8,069
Offshore	4,297	2,548	10,472	4,834
Nearshore	2,138	1,219	4,467	2,497
Total	$8,987	$7,011	$19,001	$15,400

12.  INCOME TAX

In April 2017, we received a notice of reassessment related to our ongoing Canadian income tax audit. We do not believe it is more likely than not that we owe the taxes that have been reassessed. Therefore, we filed an appeal in June 2017 and have not accrued a liability related to this matter.

Because the Canada Revenue Agency ("CRA") considers us a large corporation (a corporation which has taxable capital employed in Canada over $10M), we were required to pay half of the reassessment, or $0.4 million, which is recorded in other long-term assets on our balance sheet.

We do not anticipate receiving a decision on our appeal in the next twelve months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2016 Annual Report on Form 10-K.

BUSINESS DESCRIPTION AND OVERVIEW

STARTEK is a customer engagement business process outsourcing (BPO) services provider, delivering customer care solutions in a different and more meaningful way. We use “engagement” design principles vs. traditional contact center methods, resulting in added value services that create deeper customer relationships through better customer insights and interactions for our clients. Our unique approach to Omni Channel design and service, training innovation, and analytics, allows STARTEK to deliver full life-cycle care solutions through our engagement centers around the world. Our employees, whom we call Brand Warriors, are at the forefront of our customer engagement services and represent our greatest asset. For over 30 years, STARTEK Brand Warriors have been committed to enhancing the customer experience, providing higher value and making a positive impact for our clients’ business results.

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

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of June 30, 2017, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2017 AND 2016

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Three Months Ended June 30,
	2017		2016
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$42,557	57.5%	$46,342	62.9%
Gross profit	$2,552	28.4%	$3,244	46.3%
Gross profit %	6.0%		7.0%
Offshore:
Revenue	$19,364	26.2%	$17,064	23.1%
Gross profit	$4,297	47.8%	$2,548	36.3%
Gross profit %	22.2%		14.9%
Nearshore:
Revenue	$12,058	16.3%	$10,327	14.0%
Gross profit	$2,138	23.8%	$1,219	17.4%
Gross profit %	17.7%		11.8%
Company Total:
Revenue	$73,979	100.0%	$73,733	100.0%
Gross profit	$8,987	100.0%	$7,011	100.0%
Gross profit %	12.1%		9.5%

Revenue

Revenue increased by $0.3 million, from $73.7 million to $74.0 million in the second quarter of 2017. The increase was due to $6.8 million of new business and net growth from existing clients offset by $5.0 million of year over year reductions in revenue volume related to the company's initiative to reduce and eliminate lower-margin business, and $1.5 million in lost programs. Domestic segment decrease of $3.8 million was due to $2.9 million of reduction and elimination of lower-margin business, and $0.9 million decline from existing clients and lost programs. Offshore revenues increased by $2.3 million due to $4.1 million of new business and net growth from existing clients, partially offset by $0.2 million of lost programs and $1.6 million reduction and elimination of lower-margin business. The increase in the Nearshore segment of $1.7 million was due to $2.6 million of growth from existing and new clients, partially offset by $0.4 million of lost programs and $0.5 million of reduction and elimination of lower-margin business.

Gross profit

Gross profit as a percentage of revenue increased by 2.6% primarily due to contract optimization and increased capacity utilization.  Domestic gross profit as a percentage of revenue decreased to 6.0% in 2017 from 7.0% in 2016 primarily due to declining revenue partially related to contract optimization and resulting decreased utilization. The Offshore increase of 7.3% was primarily due to increased revenue and resulting increase in capacity utilization, contract optimization, and a greater concentration of higher margin clients.  The Nearshore increase of 5.9% was due to contract optimization and a greater concentration of higher margin clients.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2017 AND 2016

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Six Months Ended June 30,
	2017		2016
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$86,920	57.3%	$95,487	62.9%
Gross profit	$4,062	21.4%	$8,069	52.4%
Gross profit %	4.7%		8.5%
Offshore:
Revenue	$40,487	26.7%	$34,646	22.8%
Gross profit	$10,472	55.1%	$4,834	31.4%
Gross profit %	25.9%		14.0%
Nearshore:
Revenue	$24,224	16.0%	$21,636	14.3%
Gross profit	$4,467	23.5%	$2,497	16.2%
Gross profit %	18.4%		11.5%
Company Total:
Revenue	$151,631	100.0%	$151,769	100.0%
Gross profit	$19,001	100.0%	$15,400	100.0%
Gross profit %	12.5%		10.1%

Revenue

Revenue decreased by $0.2 million, from $151.8 million to $151.6 million in the first half of 2017. The decrease was due to $11.8 million of year over year reductions in revenue volume related to the company's initiative to reduce and eliminate lower-margin business and $2.8 million in lost programs offset by $14.4 million of new business and net growth from existing clients.
Domestic segment decrease of $8.6 million was due to $5.6 million of reduction and elimination of lower-margin business, and $3.0 million decline from existing clients and lost programs. Offshore revenues increased by $5.8 million due to $10.2 million of new business and net growth from existing clients, partially offset by $0.3 million of lost programs and $4.1 million reduction and elimination of lower-margin business. The increase in the Nearshore segment of $2.6 million was due to $5.3 million of growth from existing and new clients, partially offset by $0.7 million of lost programs and $2.0 million of reduction and elimination of lower-margin business.

Gross profit

Gross profit as a percentage of revenue increased by 2.4% primarily due to contract optimization and cost savings including information technology. Domestic gross profit as a percentage of revenue decreased to 4.7% in 2017 from 8.5% in 2016 primarily due to declining volumes and utilization and the impact of ramping new programs, partially offset by savings related to information technology costs and other variable expenses.  The Offshore increase of 11.9% was primarily due to increased volumes and resulting increase in capacity utilization, contract optimization, and a greater concentration of higher margin clients.  The Nearshore increase of 6.9% was due to contract optimization and a greater concentration of higher margin clients.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.1 million during the second quarter of 2017 compared to the prior year. Such expenses as a percentage of revenue remained flat at 11.0% year over year. On a year-to-date basis, such expenses increased by $0.2 million, and as a percentage of revenue increased slightly to 10.6%, compared to 10.5% in 2016.

Impairment Losses and Restructuring Charges

In second quarter 2017, we made the decision to close our Tell City, Indiana facility, resulting in the recognition of an impairment loss of $53 thousand related to the disposal of certain assets. During the three and six months ended June 30, 2016, there were no impairment expenses.

Restructuring charges totaled $359 thousand for the three and six months ended June 30, 2017, as a result of our decision to close the Tell City, Indiana facility. During the three and six months ended June 30, 2016, restructuring charges totaled $158 thousand and $170 thousand, respectively, due to facilities closures.

Interest and other income (expense), net

Interest and other income (expense), net for the three and six months ended June 30, 2017 of approximately $0.1 million and ($0.3) million, respectively, primarily consists of interest expense of ($0.4) million per quarter associated with our line of credit, capital leases, and notes payable, offset by a recovery of $0.5 million.

Interest and other income (expense), net for the three and six months ended June 30, 2016 of approximately ($0.4) million and ($0.8) million, respectively, primarily consists of interest expense associated with our line of credit, capital leases, and notes payable.

Income tax expense (benefit)

Income tax benefit during the first half of 2017 was ($0.1) million. Income tax expense is primarily related to our Canadian operations, and in the second quarter of 2017 was offset by a benefit related to our US operations. Income tax expense was $0.2 million in the first half of 2016. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

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

As of June 30, 2017, working capital totaled $35.9 million and the current ratio was 2.33:1, compared to working capital of $10.7 million and a current ratio of 1.20:1 as of December 31, 2016. The increase in 2017 was primarily driven by the reclassification of the revolving credit facility balance from short-term to long-term liabilities. See Note 7, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements" for additional details.

Net cash flows provided by operating activities for the six months ended June 30, 2017 was $11.2 million, compared to $9.6 million for the six months ended June 30, 2016, primarily due to increased earnings. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2017 of $1.7 million consisted of $2.1 million for capital expenditures offset by $0.4 million of proceeds from the sale of assets. This compares to net cash used in investing activities for the six months ended June 30, 2016 of $1.0 million, which primarily consisted of capital expenditures of $0.6 million and $0.4 million related to prior acquisitions.

Net cash used in financing activities for the six months ended June 30, 2017 of $8.6 million consisted of $7.1 million used to pay down our line of credit and $1.6 million of principal payments on debt. Net cash used in financing activities for the six months ended June 30, 2016 was $10.0 million and was primarily due to a decrease in our line of credit balance.

Secured Revolving Credit Facility

For more information, refer to Note 7, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the second quarter 2017.

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

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency exchange forward and option contracts as of June 30, 2017 with notional amounts totaling $37.7 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $4.8 million on the underlying exposures of the derivative instruments. As of June 30, 2017, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

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

Interest Rate Risk

At June 30, 2017, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the six months ended June 30, 2017, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: August 9, 2017
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ DON NORSWORTHY	Date: August 9, 2017
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)