Form 10-Q
period 2017-09-30
StarTek, Inc.
filed 2017-11-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of October 31, 2017, there were 16,142,641 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$69,372	$78,305	$221,004	$230,073
Cost of services	62,053	67,958	194,683	204,327
Gross profit	7,319	10,347	26,321	25,746
Selling, general and administrative expenses	8,062	8,767	24,115	24,668
Impairment losses and restructuring charges, net	14	187	427	356
Operating income (loss)	(757)	1,393	1,779	722
Interest and other expense, net	(385)	(374)	(668)	(1,185)
Income (loss) before income taxes	(1,142)	1,019	1,111	(463)
Income tax expense (benefit)	30	163	(64)	334
Net income (loss)	$(1,172)	$856	$1,175	$(797)
Other comprehensive income (loss), net of tax:		1	156
Foreign currency translation adjustments	135	45	122	152
Change in fair value of derivative instruments	148	(46)	626	240
Comprehensive income (loss)	$(889)	$855	$1,923	$(405)

Net income (loss) per common share - basic	$(0.07)	$0.05	$0.07	$(0.05)
Weighted average common shares outstanding - basic	15,977	15,735	15,903	15,718

Net income (loss) per common share - diluted	$(0.07)	$0.05	$0.07	$(0.05)
Weighted average common shares outstanding - diluted	15,977	16,250	17,250	15,718

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,336	$1,039
Trade accounts receivable, net	54,717	60,179
Derivative asset	560	—
Prepaid expenses	2,606	2,140
Other current assets	575	1,670
Total current assets	$59,794	$65,028
Property, plant and equipment, net	18,302	23,276
Deferred income tax assets	366	333
Intangible assets, net	5,842	6,697
Goodwill	9,077	9,077
Other long-term assets	2,764	2,397
Total assets	$96,145	$106,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,220	$7,612
Accrued liabilities:
Accrued employee compensation and benefits	12,408	13,767
Other accrued liabilities	1,988	2,083
Line of credit	—	26,025
Derivative liability	396	980
Other current debt	2,806	2,740
Other current liabilities	974	1,157
Total current liabilities	$24,792	$54,364
Line of credit	17,392	—
Deferred rent	652	1,151
Deferred income tax liabilities	679	499
Other debt	3,705	5,500
Other liabilities	661	550
Total liabilities	$47,881	$62,064
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 16,142,641 and 15,811,516 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$161	$158
Additional paid-in capital	82,153	80,560
Accumulated other comprehensive income (loss)	699	(49)
Accumulated deficit	(34,749)	(35,925)
Total stockholders’ equity	$48,264	$44,744
Total liabilities and stockholders’ equity	$96,145	$106,808

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$1,175	$(797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,383	9,382
Impairment losses	53	174
Provision for doubtful accounts	(54)	555
Share-based compensation expense	745	1,279
Deferred income taxes	178	103
Income tax benefit related to other comprehensive income	(460)	(233)
Changes in operating assets and liabilities:
Trade accounts receivable	5,550	2,482
Prepaid expenses and other assets	807	2,105
Accounts payable	(449)	(1,663)
Accrued and other liabilities	(2,002)	(1,891)
Net cash provided by operating activities	13,926	11,496

Investing Activities
Proceeds from sale of assets	342	24
Purchases of property, plant and equipment	(4,039)	(938)
Cash paid for acquisition of businesses	—	(617)
Net cash used in investing activities	(3,697)	(1,531)

Financing Activities
Proceeds from the issuance of common stock	848	159
Proceeds from line of credit	233,208	224,650
Principal payments on line of credit	(241,841)	(234,680)
Principal payments on other debt	(2,133)	(2,150)
Net cash used in financing activities	(9,918)	(12,021)
Effect of exchange rate changes on cash	(14)	221
Net increase (decrease) in cash and cash equivalents	297	(1,835)
Cash and cash equivalents at beginning of period	$1,039	$2,626
Cash and cash equivalents at end of period	$1,336	$791

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(In thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of operating results that may be expected during any other interim period of 2017 or the year ending December 31, 2017.
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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815) ("ASU 2017-12"), Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. We do not expect the adoption of ASU 2017-12 will have a material impact on our consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"), Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We do not expect the adoption of ASU 2017-09 will have a material impact on our consolidated financial statements.

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

In 2016, we concluded that goodwill was not impaired. No indicators of impairment exist as of September 30, 2017.

Intangible Assets

The following table presents our intangible assets as of September 30, 2017:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$219	$171	4.00
Customer relationships	7,550	2,490	5,060	4.92
Trade names	1,050	439	611	3.11
	$8,990	$3,148	$5,842	4.70

Expected future amortization of intangible assets as of September 30, 2017 is as follows:

Year Ending December 31,	Amount
Remainder of 2017	$285
2018	1,140
2019	1,131
2020	1,128
2021	1,004
Thereafter	1,154

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed based on our weighted average number of common shares outstanding. Diluted earnings per share is computed based on our weighted average number of common shares outstanding plus the effect of dilutive stock options, non-vested restricted stock, and deferred stock units, using the treasury stock method.

When a net loss is reported, potentially issuable common shares are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares used in basic earnings per share calculation:	15,977	15,735	15,903	15,718
Effect of dilutive securities:
Stock options	—	414	1,291	—
Restricted stock/Deferred stock units	—	101	56	—
Total effects of dilutive securities	—	515	1,347	—
Shares used in dilutive earnings per share calculation:	15,977	16,250	17,250	15,718

The following shares were not included in the computation of diluted earnings per share because the exercise price exceeded the value of the shares, or we reported a net loss, and the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive securities:
Stock options	2,326	84	34	2,537
Restricted stock/Deferred stock units	46	—	1	149
Total anti-dilutive securities	2,372	84	35	2,686

4. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the second quarter of 2017, we closed our facility in Tell City, Indiana. The closure resulted in the recognition of an impairment loss of $53 related to the disposal of certain assets.  No additional impairment charges occurred in third quarter 2017.

Restructuring Charges

Related to the Tell City closure, we established restructuring reserves for employee related costs of $262 when the decision was made and facility related costs of $97 at the time the facilities were vacated. We expect to pay the remaining costs by the end of 2017.

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the nine months ended September 30, 2017:

Facility-Related and Employee-Related Costs
Total
Balance as of January 1, 2017	$—
Expenses	$342
Payments	$(296)
Balance as of September 30, 2017	$46
.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile	$21,937	31.6%	$20,298	25.9%	$67,990	30.8%	$53,359	23.2%
Sprint	$6,773	9.8%	$11,656	14.9%	$26,544	12.0%	$33,785	14.7%
AT&T	$7,095	10.2%	$9,194	11.7%	$23,362	10.6%	$29,416	12.8%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of September 30, 2017, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital.  The aggregate gross amount factored under these agreements was $17,165 and $66,013 for the three and nine months ended September 30, 2017, and $14,584 and $35,102 for the three and nine months ended September 30, 2016, respectively.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the nine months ended September 30, 2017 and 2016, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2017:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	11,600	$8,808
Philippine Peso	1,518,100	29,419
		$38,227

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 7, "Fair Value Measurements," and are reflected as separate line items in our consolidated balance sheets, as applicable.

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

The following tables set forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$560	$—	$560
Total fair value of assets measured on a recurring basis	$—	$560	$—	$560

Liabilities:
Foreign exchange contracts	$—	$396	$—	$396
Total fair value of liabilities measured on a recurring basis	$—	$396	$—	$396

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign exchange contracts	$—	$980	$—	$980
Total fair value of liabilities measured on a recurring basis	$—	$980	$—	$980

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

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment. As of September 30, 2017, outstanding letters of credit totaled $893.

The Credit Agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00:1.00, if a reporting trigger period commences. We were in compliance with all covenants as of September 30, 2017.

The fourth amendment to the Credit Agreement was executed on March 28, 2017. Among other things, it removed the requirement that funds collected be automatically applied to our credit facility balance, unless a trigger event occurs. As a result, the balance sheet classification has been changed from short-term liabilities to long-term liabilities beginning in the first quarter of 2017.

As of September 30, 2017, we had $17,392 of outstanding borrowings and our remaining borrowing capacity was $32,112.

Other Debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in other current debt and other debt, as applicable.

9. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards for the three and nine months ended September 30, 2017 was $215 and $745, and for the three and nine months ended September 30, 2016 was $454 and $1,279, and is included in selling, general and administrative expenses.  As of September 30, 2017, there was $800 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.82 years.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Accumulated other comprehensive income consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Total
Balance at December 31, 2016	$1,830	$(2,132)	$253	$(49)
Foreign currency translation	175			175
Reclassification to operations	22	134		156
Unrealized gains		876		876
Tax benefit	(75)	(384)		(459)
Balance at September 30, 2017	$1,952	$(1,506)	$253	$699

Reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016 were as follows:

Details about AOCI components	Amount reclassified from AOCI				Affected line item in the Consolidated Statements of Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Losses on cash flow hedges
Foreign exchange contracts	$(93)	$1	$151	$416	Cost of services
Foreign exchange contracts	(1)	(1)	5	15	Selling, general and administrative expenses
Total reclassifications for the period	$(94)	$—	$156	$431

11.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of September 30, 2017, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Domestic	$41,090	$46,050	$128,012	$141,537
Offshore	17,819	20,830	58,306	55,475
Nearshore	10,463	11,425	34,686	33,061
Total	$69,372	$78,305	$221,004	$230,073

Gross profit:
Domestic	$1,648	$2,790	$5,710	$10,858
Offshore	4,125	5,101	14,597	9,935
Nearshore	1,546	2,456	6,014	4,953
Total	$7,319	$10,347	$26,321	$25,746

12.  INCOME TAX

In April 2017, we received a notice of reassessment related to our ongoing Canadian income tax audit. We do not believe it is more likely than not that we owe the taxes that have been reassessed. Therefore, we filed an appeal in June 2017 and have not accrued a liability related to this matter.

Because the Canada Revenue Agency considers us a large corporation, we were required to pay half of the reassessment, or $400, which is recorded in other long-term assets on our balance sheet.

We do not anticipate receiving a decision on our appeal in the near future.

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

The STARTEK Advantage System, the sum total of our customer engagement culture, customized solutions and processes, allows us to always remain focused on enhancing our clients’ customer experience, increasing customer lifetime value and reducing total cost of ownership. STARTEK has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management and retention programs.  We service client programs using a variety of multi-channel customer interaction capabilities, including voice, chat, email, social media, interactive voice response and back-office support.

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of September 30, 2017, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

During the current quarter, the Company's margin improvement initiative has resulted in lower overall revenue and margins compared to the prior year. The process of simultaneously winding down and ramping up business is complex and during the quarter we experienced a temporary decline in production billings during client transitions, while continuing to incur site fixed costs and variable costs related to new client ramps. The new business is expected to be fully ramped by early 2018, at which time we expect to fully realize the margin increases.

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Three Months Ended September 30,
	2017		2016
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$41,090	59.2%	$46,050	58.8%
Gross profit	$1,648	22.5%	$2,790	27.0%
Gross profit %	4.0%		6.1%
Offshore:
Revenue	$17,819	25.7%	$20,830	26.6%
Gross profit	$4,125	56.4%	$5,101	49.3%
Gross profit %	23.1%		24.5%
Nearshore:
Revenue	$10,463	15.1%	$11,425	14.6%
Gross profit	$1,546	21.1%	$2,456	23.7%
Gross profit %	14.8%		21.5%
Company Total:
Revenue	$69,372	100.0%	$78,305	100.0%
Gross profit	$7,319	100.0%	$10,347	100.0%
Gross profit %	10.6%		13.2%

Revenue

Revenue decreased by $8.9 million, from $78.3 million to $69.4 million in the third quarter of 2017. The decrease was due to $9.8 million in reductions related to the Company's margin improvement initiative and the related temporary decline in production billings, and $1.2 million in lost programs, offset by $2.1 million of net growth from new and existing clients. Domestic segment decrease of $5.0 million was due to $8.9 million in reductions related to the Company's margin improvement initiative and the related temporary decline in production billings, and $0.7 million decline from lost programs, partially offset by $4.6 million of net growth from new and existing clients. Offshore revenues decreased by $3.0 million due to $2.1 million net decline from existing clients and lost programs and $0.9 million in reductions related to the Company's margin improvement initiative and the related temporary decline in production billings. The decrease in the Nearshore segment was due to $1.0 million net decline from existing clients and lost programs.

Gross profit

Gross profit as a percentage of revenue decreased by 2.6% primarily due to the Company's margin improvement initiative and the related temporary decline in production billings, and lower net revenue from existing clients.  Domestic gross profit as a percentage of revenue decreased to 4.0% in 2017 from 6.1% in 2016 primarily due to the temporary decline in production billings related to the Company's margin improvement initiative and the ramping of new customers.  The Offshore decrease of 1.4% was primarily due to lower than expected call volumes resulting in decreased utilization and the impact from ramping new clients.  The Nearshore decrease of 6.7% was due to lower than expected call volumes.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Nine Months Ended September 30,
	2017		2016
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$128,012	57.9%	$141,537	61.5%
Gross profit	$5,710	21.7%	$10,858	42.2%
Gross profit %	4.5%		7.7%
Offshore:
Revenue	58,306	26.4%	$55,475	24.1%
Gross profit	14,597	55.5%	$9,935	38.6%
Gross profit %	25.0%		17.9%
Nearshore:
Revenue	$34,686	15.7%	$33,061	14.4%
Gross profit	$6,014	22.8%	$4,953	19.2%
Gross profit %	17.3%		15.0%
Company Total:
Revenue	$221,004	100.0%	$230,073	100.0%
Gross profit	$26,321	100.0%	$25,746	100.1%
Gross profit %	11.9%		11.2%

Revenue

Revenue decreased by $9.1 million, from $230.1 million to $221.0 million in the first three quarters of 2017. The decrease was due to $22.1 million related to the Company's margin improvement initiative and $4.7 million in lost programs offset by $17.7 million of net growth from new and existing clients. The Domestic segment decrease of $13.5 million was due to $15.6 million of reductions from the Company's margin improvement initiative and $3.1 million in lost programs, partially offset by $5.2 million of net growth from new and existing clients. Offshore revenues increased by $2.8 million due to $8.1 million of net growth from existing clients, partially offset by $0.5 million of lost programs and $4.8 million in reductions related to the Company's margin improvement initiative. The increase in the Nearshore segment of $1.6 million was due to $4.4 million of net growth from new and existing clients, partially offset by $1.0 million of lost programs and $1.8 million in reductions related to the Company's margin improvement initiative.

Gross profit

Gross profit as a percentage of revenue increased by 0.7% primarily due to the Company's margin improvement initiative and information technology cost savings. Domestic gross profit as a percentage of revenue decreased to 4.5% in 2017 from 7.7% in 2016 primarily due to the Company's margin improvement initiative and the related temporary decline in production billings, partially offset by information technology cost savings.  The Offshore increase of 7.1% was primarily due to increased volumes and the resulting increase in capacity utilization and the Company's margin improvement initiative resulting in a greater concentration of higher margin clients.  The Nearshore increase of 2.3% was due to the Company's margin improvement initiative resulting in a greater concentration of higher margin clients.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.7 million during the third quarter of 2017 compared to the prior year. Such expenses as a percentage of revenue increased to 11.6% from 11.2% year over year. On a year-to-date basis, such expenses decreased by $0.6 million, and as a percentage of revenue increased slightly to 10.9%, compared to 10.7% in 2016. The decrease in expenses is primarily a result of a decline in compensation costs. The increase in expenses as a percentage of revenue is due to decreased revenue year over year.

Impairment Losses and Restructuring Charges

In second quarter 2017, we made the decision to close our Tell City, Indiana facility, resulting in the recognition of an impairment loss of $53 thousand related to the disposal of certain assets. No additional impairment charges occurred in third quarter 2017. During 2015, we pursued opening additional capacity in our Nearshore segment. In the fourth quarter of 2015 we determined that this additional capacity was not necessary. In September 2016, we impaired the remaining value of the assets in this location when we determined that we would not be able to sell them, resulting in a loss of $174 thousand.

Restructuring charges totaled $15 thousand and $374 thousand, respectively, for the three and nine months ended September 30, 2017, related to the closure of the Tell City, Indiana facility. During the three and nine months ended September 30, 2016, restructuring charges totaled $16 thousand and $183 thousand, primarily due to abandonment of the plan to increase capacity in the Nearshore segment.

Interest and other income (expense), net

Interest and other income (expense), net for the three and nine months ended September 30, 2017 of approximately ($0.4) million and ($0.7) million, respectively, primarily consists of interest expense of ($0.4) million per quarter associated with our line of credit, capital leases, and notes payable, offset by a recovery of $0.5 million during the second quarter.

Interest and other income (expense), net for the three and nine months ended September 30, 2016 of approximately ($0.4)
million and ($1.2) million, respectively, primarily consists of interest expense associated with our line of credit, capital leases, and notes payable.

Income tax expense (benefit)

Income tax benefit during the first nine months of 2017 was ($0.1) million. Income tax expense is primarily related to our Canadian operations, offset by benefits related to our US operations. Income tax expense was $0.3 million in the first nine months of 2016. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

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

As of September 30, 2017, working capital totaled $35.0 million and the current ratio was 2.41:1, compared to working capital of $10.7 million and a current ratio of 1.20:1 as of December 31, 2016. The increase in 2017 was primarily driven by the reclassification of the revolving credit facility balance from short-term to long-term liabilities. See Note 7, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements" for additional details.

Net cash flows provided by operating activities for the nine months ended September 30, 2017 was $13.9 million, compared to $11.5 million for the nine months ended September 30, 2016, primarily due to increased net income. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2017 of $3.7 million consisted of $4.0 million for capital expenditures offset by $0.3 million of proceeds from the sale of assets. This compares to net cash used in investing activities for the nine months ended September 30, 2016 of $1.5 million, which primarily consisted of capital expenditures of $0.9 million and $0.6 million related to prior acquisitions.

Net cash used in financing activities for the nine months ended September 30, 2017 of $9.9 million primarily consisted of $8.6 million used to pay down our line of credit and $2.1 million of principal payments on debt. Net cash used in financing activities for the nine months ended September 30, 2016 of $12.0 million consisted of $10.0 million used to pay down our line of credit and $2.2 million of principal payments on debt.

Secured Revolving Credit Facility

For more information, refer to Note 7, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the third quarter 2017.

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

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency forward and option contracts as of September 30, 2017 with notional amounts totaling $38.2 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $5.5 million on the underlying exposures of the derivative instruments. As of September 30, 2017, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

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

Interest Rate Risk

At September 30, 2017, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the nine months ended September 30, 2017, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: November 8, 2017
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ DON NORSWORTHY	Date: November 8, 2017
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)