Form 10-K
period 2017-12-31
StarTek, Inc.
filed 2018-03-16
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2017 was approximately $154.8 million. As of March 12, 2018, there were 16,199,122 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore, and Offshore.  As of December 31, 2017, our Domestic segment included the operations of thirteen facilities in the United States and one facility in Canada; our Offshore segment included the operations of four facilities in the Philippines; and our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. The segment information included in Item 8, Note 16 of the Notes to Consolidated Financial Statements, is incorporated by reference in partial response to this Item 1.

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

We seek to become the trusted partner to our clients and provide meaningful customer engagement BPO services. Our approach is to develop relationships with our clients that are truly collaborative in nature where we are focused, flexible and proactive to their business needs.  The end result is the delivery of the highest quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

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

SEASONALITY

Our business can be seasonal, dependent on our clients' marketing programs and product launches, which are often geared toward the end of summer and the winter holiday buying season. Healthcare and Educational clients also have some seasonal demands which are somewhat counter to retail.

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

COMPETITION

We compete with a number of companies that provide similar services on an outsourced basis, including business process outsourcing companies such as Teleperformance; Convergys Corporation; Transcom; Sitel Corporation; Sykes Enterprises, Incorporated; TeleTech Holdings, Inc. and Alorica.  Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization.  We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as our ability to add value to our clients' business.  We believe our success is contingent more on our targeted service offering and performance delivery to our clients than our overall size.  Several of our competitors merged during recent years, which may affect our competitive position.  There are also many companies actively pursuing sale, indicating further consolidation in the industry is likely.  There are integration challenges involved in consolidations, which may provide us with an opportunity to deliver superior customer service to existing and new clients. We have maintained an opportunistic view of acquisitions, primarily focused on diversification and value in line with our strategic plan.

Some competitors offer a broader range of services than we do, which may result in clients and potential clients consolidating their use of outsourced services with larger competitors, rather than using our services.  We primarily compete with the aforementioned companies on the basis of price and quality.  As such, our strategy is to execute the STARTEK Advantage System on our clients’ metrics and rank among the top of all of their outsourced vendors, while continuing to be a cost-effective solution and driving year over year improvement.  We view our competitive advantage as being a large enough company to offer the breadth of service offerings that are often requested by clients while being agile enough to respond quickly to their needs.

CLIENTS

We provide service to clients from locations in the United States, Canada, Honduras, Jamaica, and the Philippines. Approximately 51% of our revenue is derived from clients within the telecommunications industry and 22% from clients within the cable and media industry. These percentages have decreased slightly from the previous year as we continue to focus on diversifying the industries that we serve by targeting sales efforts to verticals such as technology, retail or ecommerce, financial services, education, and healthcare.

Our three largest customers, T-Mobile USA, Inc. (“T-Mobile”), Sprint / United Management Co. ("Sprint"), and AT&T Inc. (“AT&T”), account for a significant percentage of our revenue. While we believe that we have good relationships with these clients, a loss of a large program from one of these clients, a significant reduction in the amount of business we receive from a principal client, renegotiation of pricing on several programs simultaneously for one of these clients, the delay or termination of a principal client's product launch or service offering, or the complete loss of one or more of these principal clients would adversely affect our business and our results of operations (See Item 1A. "Risk Factors").

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer without penalty upon prior written notice.

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

EMPLOYEES AND TRAINING

As of December 31, 2017, we employed approximately 13,300 employees. Approximately 4,700 were employed in the United States and approximately 8,600 were employees in foreign countries. None of our employees were members of a labor union or were covered by a collective bargaining agreement during 2017. We believe the overall relations with our workforce are good.

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

Revenue from our three largest clients, T-Mobile, Sprint, and AT&T accounted for 30.4%, 10.2%, and 10.0% respectively, of our revenues for the year ended December 31, 2017.

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

Although we currently conduct operations in Canada, Honduras, Jamaica, the Philippines and the United States, we do not have a wide geographic diversity. Our lack of such diversity could adversely affect our business if one or more of our clients decide to move their existing business process outsourcing services offshore. It may also limit our ability to gain new clients that may require business process service providers to have this greater flexibility across differing geographies.

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
We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2017, we generated approximately 41.5% or $121.4 million of our revenue from operations outside the United States. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

Implementation of changes in tax law could have an adverse impact on our financial results

The Tax Cut and Jobs Act was signed by the President on December 22, 2017 and has significant changes to the tax laws applicable to us including a reduction in the corporate tax rate to 21%, the enactment of 100% depreciation expensing for capital expenditures and other items.  We are still reviewing the potential impacts of the recent changes; however, we cannot predict any future tax law changes which could have an impact on our future tax liabilities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2017, we had operating centers in the following cities, containing in the aggregate approximately 1,010,000 square feet:

Properties	Approximate Square Feet
Domestic:
U.S. Facilities
Bismarck, North Dakota	5,200
Colorado Springs, Colorado	41,000
Farmington, Missouri	33,800
Grand Junction, Colorado	54,500
Greeley, Colorado	35,000
Greenwood Village, Colorado (Headquarters)	13,300
Hamilton, Ohio	40,200
Hot Springs, Arkansas	38,800
Jeffersonville, Indiana	34,000
Lutz, Florida	6,300
Lynchburg, Virginia	41,300
Mansfield, Ohio	50,000
Myrtle Beach, South Carolina	54,500
San Antonio, Texas	35,700

Canadian Facilities
Kingston, Ontario	49,000

Offshore:
Philippine Facilities
Angeles City, Philippines	62,200
Frontera Verde, Philippines	93,400
Iloilo, Philippines	96,400
Makati City, Philippines	99,690

Nearshore:
Honduras Facilities
San Pedro Sula, Honduras	65,200
Tegucigalpa, Honduras	34,800
Jamaican Facility
Kingston, Jamaica	25,300

All the above facilities are leased. Sites that are not currently operating as of December 31, 2017 are not included in the list above.

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

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the NYSE for the periods shown:

	High	Low
2017
First Quarter	$9.80	$7.75
Second Quarter	$12.67	$8.49
Third Quarter	$14.78	$10.45
Fourth Quarter	$12.58	$9.55
2016
First Quarter	$5.02	$3.41
Second Quarter	$4.85	$3.74
Third Quarter	$6.40	$4.15
Fourth Quarter	$9.22	$5.70
2015
First Quarter	$10.12	$7.40
Second Quarter	$8.51	$5.75
Third Quarter	$6.05	$2.86
Fourth Quarter	$4.72	$3.25

HOLDERS OF COMMON STOCK

As of March 12, 2018, there were approximately 26 record holders and 16,199,122 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

	Year Ended December 31,
Consolidated Statement of Operations Data	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenue	$292,604	$307,200	$282,134	250,080	231,257
Cost of services	260,242	270,779	257,830	219,608	206,932
Gross profit	32,362	36,421	24,304	30,472	24,325
Selling, general and administrative expenses	32,584	33,196	34,427	31,397	28,828
Impairment losses and restructuring charges, net	520	364	3,890	3,965	94
Operating income (loss)	(742)	2,861	(14,013)	(4,890)	(4,597)
Interest and other (expense), net	(970)	(1,748)	(1,139)	(6)	(1,579)
Income (loss) before income taxes	(1,712)	1,113	(15,152)	(4,896)	(6,176)
Income tax expense (benefit)	(436)	718	464	564	230
Net income (loss)	$(1,276)	$395	$(15,616)	(5,460)	(6,406)

Net income (loss) per common share - basic	(0.08)	0.03	(1.01)	(0.35)	(0.42)
Net income (loss) per common share - diluted	(0.08)	0.02	(1.01)	(0.35)	(0.42)

Weighted average common shares outstanding - basic	15,966	15,731	15,529	15,394	15,339
Weighted average common shares outstanding - diluted	15,966	16,258	15,529	15,394	15,339

Balance Sheet Data
Total assets	$95,998	$106,808	$114,804	93,793	89,717
Long Term Liabilities	23,111	7,700	10,445	7,440	3,045
Total stockholders’ equity	46,939	44,744	41,925	54,681	58,174

Other Selected Financial Data
Capital expenditures, net of proceeds	7,185	3,797	7,722	11,661	8,843
Depreciation and amortization	11,080	12,250	13,261	10,379	12,527
Cash dividends declared per common share	—	—	—	—	—

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements included elsewhere in this annual report.

OVERVIEW

STARTEK is a business process outsourcing services company with employees we call Brand Warriors who, for over 30 years, have been committed to making a positive impact on our clients’ business results. Our mission is to enable and empower our Brand Warriors to promote our clients’ brands every day and bring value to our stakeholders. We accomplish this by aligning with our clients’ business objectives.

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

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore and Offshore. For the year-ended December 31, 2017, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. Our Offshore segment included the operations of four facilities in the Philippines.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

SIGNIFICANT DEVELOPMENTS

New Facilities
In November 2017, we commenced operations in San Antonio, Texas. We entered into a one year sublease for the fully furnished facility.

In January 2018, we entered into a lease agreement for a new facility in Kingston, Jamaica.

Site Closures
In June 2017, we ceased operations in Tell City, Indiana. Accordingly, we recorded a restructuring reserve of $0.4 million for employee related and facility related costs. The restructuring plan will be completed in second quarter 2018.

In January 2018, we made the decision to discontinue our operation in Colorado Springs, Colorado. We plan to vacate the facility in March.

Amazon Agreement
On January 23, 2018, we and Amazon.com, Inc. (“Amazon”) entered into a transaction agreement, pursuant to which we issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, subject to certain vesting events. We and Amazon entered into the transaction agreement in connection with existing commercial arrangements pursuant to which we provide and will continue to provide commercial services to Amazon. The vesting of the Warrant Shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial arrangements, with full vesting tied to Amazon's payment of up to $600 million to us in connection with Amazon's receipt of commercial services from us.

Aegis Transaction Agreement

On March 14, 2018 we entered into a Transaction Agreement (the “Transaction Agreement”) with CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), and CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”) pursuant to which we, Aegis and the Aegis Stockholder agreed to, among other things: (1) the sale of all of the issued and outstanding shares of the common stock of Aegis by the Aegis Stockholder to us; (2) the issuance of 20,600,000 shares, as may be adjusted for stock splits, consolidation and other similar corporate events, of our common stock in consideration of such sale; (3) the amendment of our Restated Certificate of Incorporation, as amended from time to time, in order to effect such issuance and the other transactions contemplated by the Transaction Agreement; and (4) in addition to the transactions set forth above, the purchase at the closing of additional shares of our common stock by the Aegis Stockholder, for $10 million at a price of $12 per share, subject to adjustment as set forth in the Transaction Agreement.

Immediately following the consummation of the transactions contemplated by the Transaction Agreement, Aegis will become a wholly-owned subsidiary of us and the Aegis Stockholder will hold approximately 55% of our outstanding common stock. We, Aegis and the Aegis Stockholder have each agreed to customary representations, warranties and covenants in the Transaction Agreement and the transactions contemplated by the Transaction Agreement are subject to specified closing conditions.

Notice of Client Termination
On March 9, 2018, we received an unsigned letter from Sprint purporting to notify us that they would be eliminating all business with us by June 29, 2018, unless mutually agreed otherwise by the parties.  The unsigned letter is not effective notice under the terms of the contract between the parties and we remain in discussions with Sprint regarding termination and exit.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2017 AND 2016

 The following table summarizes our revenues and gross profit for the periods indicated, by reporting segment:

	For the Years Ended December 31,
	2017		2016
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$171,188	58.5%	$186,061	60.6%
Cost of services	163,859	63.0%	173,669	64.1%
Gross profit	$7,329	22.6%	$12,392	34.0%
Gross profit %	4.3%		6.7%
Offshore
Revenue	77,074	26.3%	76,868	25.0%
Cost of services	58,281	22.4%	60,261	22.3%
Gross profit	$18,793	58.1%	$16,607	45.6%
Gross profit %	24.4%		21.6%
Nearshore
Revenue	44,342	15.2%	44,271	14.4%
Cost of services	38,102	14.6%	36,849	13.6%
Gross profit	$6,240	19.3%	$7,422	20.4%
Gross profit %	14.1%		16.8%
Company Total:
Revenue	$292,604	100.0%	$307,200	100.0%
Cost of services	260,242	100.0%	270,779	100.0%
Gross profit	$32,362	100.0%	$36,421	100.0%
Gross profit %	11.1%		11.9%

Revenue

Revenue decreased by $14.6 million, or 4.8%, from $307.2 million in 2016 to $292.6 million in 2017. The decrease was due to $34.8 million in reductions related to the Company's margin improvement initiative and the related temporary decline in production billings, and $8.0 million in lost programs, partially offset by $28.2 million net growth from new and existing clients. The Domestic segment decrease of $14.9 million was due to $27.8 million in reductions from the Company's margin improvement initiative and $5.9 million of lost programs, partially offset by $18.8 million net growth from new and existing clients. Offshore revenues increased by $0.2 million due to $5.9 million of growth from new and existing clients, partially offset by $5.1 million in reductions related to the Company's margin improvement initiative and $0.6 million of lost programs. The increase in the Nearshore segment of $0.1 million was due to $3.4 growth from new and existing clients, partially offset by $1.9 million in reductions related to the Company's margin improvement initiative and $1.4 million of lost programs.

Cost of Services and Gross Profit

Gross profit as a percentage of revenue decreased 0.8%, primarily due to the Company's margin improvement initiative with flat fixed costs and the related temporary decline in production billings. Domestic gross profit as a percentage of revenue decreased to 4.3% in 2017 from 6.7% in 2016 primarily due to the Company's margin improvement initiative and the related temporary decline in production billings. The Offshore increase of 2.8% was primarily due to increased volumes and the resulting increase in capacity utilization, and the Company's margin improvement initiative resulting in a greater concentration of higher margin clients. Nearshore gross profit as a percentage of revenue decreased 2.7%, due to the Company's margin improvement initiative and the related temporary decline in production billings, primarily relating to the business mix within existing clients during this transition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 11.1% and 10.8% of revenue for the years ended December 31, 2017 and 2016, respectively. The percentage increase was primarily due to the decrease in revenue year over year, while the decrease of $0.6 million was driven primarily by lower payroll-related expenses.

Impairment Losses and Restructuring Charges, Net

During 2017 and 2016, we recognized $0.1 million and $0.2 million, respectively, in impairment losses in our Domestic and Nearshore segments associated with closure of a facility and the impairment of certain assets after an analysis indicated estimated future cash flows were insufficient to support the carrying values.

Restructuring charges totaled $0.4 million for the year ended December 31, 2017, which primarily consisted of costs related to a site closure in the Domestic segment.

Interest and Other Income (Expense), Net

Interest and other income (expense), net for 2017 was ($1.0) million, which consists primarily of ($1.6) million of interest expense on our revolving line of credit and other debt, offset by a recovery of $0.5 million during the second quarter.

Income Tax Expense (Benefit)

Income tax benefit for 2017 was ($0.4) million, compared to $0.7 million of expense in 2016.  Income tax benefit in 2017 is primarily related to the Tax Cuts and Jobs Act (the “Act”) affecting our U.S. operations, offset by income tax expense primarily related to our Canadian operations. The Act, signed into law on December 22, 2017, makes significant modifications to U.S. federal income tax laws including reducing the corporate tax rate to 21 percent starting January 1, 2018 and transitioning the U.S. to a territorial tax regime. Consequently, we recorded an adjustment to the Company’s deferred tax liability and a corresponding net adjustment to deferred income tax (benefit) for the year ended December 31, 2017. Our U.S. operations have a valuation allowance recorded on deferred tax assets and we have tax holidays in Honduras, Jamaica, and for certain facilities in the Philippines. For more information, refer to Note 13, “Income Taxes” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Net Income / Loss

As a result of the factors described above, the net loss was $1.3 million for the year ended December 31, 2017, compared to net income of $0.4 million for the year ended December 31, 2016.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2016 AND 2015

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities and from available borrowings under our secured revolving credit facility. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit and factor accounts receivable for ongoing working capital needs. We believe our cash and cash equivalents, cash from operations and available credit will be sufficient to operate our business for the next 12 months.

As of December 31, 2017, working capital totaled $32.2 million and our current ratio was 2.24:1, compared to working capital of $10.7 million and a current ratio of 1.2:1 at December 31, 2016. The increase in 2017 was primarily driven by the reclassification of the revolving credit facility balance from short-term to long-term liabilities. See Note 10, "Debt," to our consolidated financial statements included in Item 8, "Financial Statements" for additional details.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2017, 2016 and 2015.

Cash and cash equivalents

Cash and cash equivalents held by the Company's foreign subsidiaries was $1.4 million and $1.0 million at December 31, 2017 and 2016, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Cash and cash equivalents was $1.5 million at December 31, 2017, compared to a balance of $1.0 million at December 31, 2016.

Cash flows from operating activities

For the years 2017, 2016 and 2015 we reported net cash flows from operating activities of $15.5 million, $10.9 million and $(4.6) million, respectively. The increase from 2016 to 2017 was driven primarily by an increase in cash flows related to net changes in operating assets and liabilities, offset by decreases in net income and non-cash items. Cash flows from operating activities can vary significantly from year to year depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Cash flows used in investing activities

For the years 2017, 2016 and 2015 we reported net cash outflows from investing activities of $(6.8) million, $(4.6) million and $(25.0) million, respectively. Net cash used in investing activities of $(6.8) million in 2017 primarily consisted of $7.2 million of capital expenditures partially offset by the proceeds from the sale of assets of $0.4 million. In 2016, we paid $0.8 million for acquisitions and $3.8 million for capital expenditures. In 2015, we paid $18.3 million for acquisitions and $7.7 million for capital expenditures and we sold assets for proceeds of $1.0 million.

Cash flows from (used in) financing activities

For the years 2017, 2016 and 2015 we reported net cash flows from (used in) financing activities of $(8.8) million, $(8.8) million and $26.5 million respectively. In 2017 we paid down $6.9 million on our line of credit and $2.9 million on other financing arrangements, in addition to collecting $1.0 million from the issuance of stock. In 2016, we paid down $6.2 million on our line of credit and $3.1 million on other financing arrangements, in addition to collecting $0.4 million from the issuance of stock. In 2015, we borrowed an additional $27.6 million on our line of credit primarily to fund the acquisition and integration of ACCENT, paid down $2.0 million on other financing arrangements and collected $0.9 million from the issuance of stock.

Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launches or service offerings could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors" and in Note 6. "Principal Clients," to our Consolidated Financial Statements, which are included at Item 8. "Financial Statements and Supplementary Financial Data," of this form 10-K. To limit our credit risk, management from time to time will perform credit evaluations of our clients. Although we are directly impacted by the economic conditions in which our clients operate, management does not believe substantial credit risk existed as of December 31, 2017.

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

Because we service relatively few, large clients, the availability of cash is highly dependent on the timing of collections of our accounts receivable. As a result, we borrow cash from our line of credit facility to cover short-term cash needs. These borrowings are typically outstanding for a short period of time before they are repaid. However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business. Accordingly, our debt balance at the end of any given period is not necessarily indicative of the debt balance at any other time during that period.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $82,690, $51,684 and $33,980 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

CONTRACTUAL OBLIGATIONS
Other than operating leases for certain equipment, real estate and commitments to purchase goods and services in the future, in each case as reflected in the table below, we have no off-balance sheet transactions, unconditional purchase obligations or similar instruments and we are not guarantor of any other entities' debt or other financial obligations. The following table presents a summary (in thousands), by period, of our future contractual obligations and payments as of December 31, 2017.

	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$11,228	$7,561	$4,335	$2,985	$2,610	$3,689	$32,408
Capital leases	2,134	2,049	487	—	—	—	4,670
Notes payable	566	566	330	—	—	—	1,462
Purchase obligations (1)	7,481	3,567	1,088	—	—	—	12,136
Line of Credit	546	546	19,260	—	—	—	20,352
Total contractual obligations	$21,955	$14,289	$25,500	$2,985	$2,610	$3,689	$71,027
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

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment under the Credit Agreement. As of December 31, 2017, outstanding letters of credit totaled $893.

The Credit Agreement contains standard affirmative and negative covenants that may restrict or limit our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00 to 1.00 if a reporting trigger period commences.

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

On March 28, 2017, we entered into a fourth amendment to our Credit Agreement with BMO Harris Bank N.A. (the “Lender”).  The fourth amendment extends the term of the agreement until March 28, 2022 while also amending certain of the financial covenants as follows: 1) reduces the maximum consolidated fixed charge coverage ratio and 2) removes the monetary cap on non-financed capital expenditures for 2017 and each fiscal year thereafter during the term of the Credit Agreement. In addition, the amendment removes the requirement that funds collected be automatically applied to our credit facility balance, unless a trigger event occurs. As a result, the balance sheet classification has been changed from short-term liabilities to long-term liabilities beginning in the first quarter of 2017.

As of December 31, 2017, we were in compliance with all debt covenants, and we had outstanding borrowings of $19,078, and our remaining borrowing capacity was $29,602.

Other debt

From time to time, we enter into financing agreements such as notes payable and capital lease obligations, in order to facilitate the fit-out of new locations. The implied interest rates for these agreements range from 3% to 20%; the terms range from five to seven years.

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

Revenue Recognition
We invoice our business process outsourcing services clients monthly in arrears and recognize revenue for such services when completed. For substantially all of our contractual arrangements for business process outsourcing services, we recognize revenue based either on the billable hours or minutes of each customer service representative, at rates provided in the client contract, or on a rate-per-transaction basis. The contractual rates can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain quality and/or performance obligations defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred. As a general rule, our contracts are not multiple element contracts. We provide initial training to customer service representatives upon commencement of new contracts and recognize revenues for such training as the services are provided based upon the production rate (i.e., billable hours and rates related to the training services as stipulated in our contractual arrangements). Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are recognized as incurred. We have assessed the impact of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and have determined that our current revenue recognition process is in compliance with the ASU. Therefore, we do not anticipate any impact to our consolidated financial statements upon adoption on January 1, 2018. We will use the Modified Retrospective transition method of adoption for ASU 2014-09. We have determined that we will need to include information on disaggregated revenue, as well as additional detail related to performance obligations and information about the methods, inputs and assumptions used in recognizing revenue, in the disclosures to our consolidated financial statements beginning in the first quarter of 2018.
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

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers. Refer to Note 4 “Impairment Losses and Restructuring Charges” for additional information on impairment of long-lived assets recognized during the years ended December 31, 2017, 2016 and 2015.

Impairment of Goodwill and Intangible Assets

Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment ("Step 0") to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.

If the carrying amount of a reporting unit exceeds its fair value, "Step 1" is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. This step compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. We define our reporting units to be the same as our operating segments and have elected to perform the annual impairment assessment for goodwill in the fourth quarter. Refer to Note 3 "Goodwill and Intangible Assets" for additional information on impairment of goodwill recognized during the years ended December 31, 2017, 2016 and 2015.

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the US or in the local country.  In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the recently enacted territorial transition tax under section 965 and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S.

Based on all available evidence, in particular our historical cumulative losses and recent operating losses, we recorded a valuation allowance against our U.S. net deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2017, 2016, and 2015 was $18.9 million, $27.4 million and $28.2 million, respectively.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.  As of December 31, 2017, we had gross federal net operating loss carry forwards of approximately $49.9 million expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $70.0 million expiring beginning in 2018.

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

In order to hedge our exposure to foreign currency and short-term intercompany transactions denominated in the CAD and PHP, we had outstanding foreign currency forward and option contracts as of December 31, 2017 with notional amounts totaling $33 million. The average contractual exchange rate for the CAD contracts is 1.31 and for the PHP contracts is 51.95.

As of December 31, 2017, we had derivative assets and liabilities associated with these contracts with a fair value of $0.6 million and $0.2 million, respectively, which will settle within the next 12 months. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $5.1 million on the underlying exposures of the derivative instruments. As of December 31, 2017, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
StarTek, Inc.
Greenwood Village, Colorado

OPINIONS ON THE FINANCIAL STATEMENTS AND INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the accompanying consolidated balance sheets of StarTek, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each year in the three‑year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control ‑ Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the three‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control ‑ Integrated Framework: (2013) issued by COSO.
BASIS FOR OPINIONS
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EKS&H LLLP

March 16, 2018
Denver, Colorado

We have served as the Company's auditor since 2014.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$292,604	$307,200	$282,134
Cost of services	260,242	270,779	257,830
Gross profit	32,362	36,421	24,304
Selling, general and administrative expenses	32,584	33,196	34,427
Impairment losses and restructuring charges, net	520	364	3,890
Operating income (loss)	(742)	2,861	(14,013)
Interest and other (expense), net	(970)	(1,748)	(1,139)
Income (loss) before income taxes	(1,712)	1,113	(15,152)
Income tax expense (benefit)	(436)	718	464
Net income (loss)	$(1,276)	$395	$(15,616)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	141	297	(47)
Change in fair value of derivative instruments	691	(248)	(427)
Pension remeasurement	601	253	—
Comprehensive income (loss)	$157	$697	$(16,090)

Net income (loss) per common share - basic	$(0.08)	$0.03	$(1.01)
Net income (loss) per common share - diluted	(0.08)	0.02	(1.01)

Weighted average common shares outstanding - basic	15,966	15,731	15,529
Weighted average common shares outstanding - diluted	15,966	16,258	15,529

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,456	$1,039
Trade accounts receivable, net	53,052	60,179
Prepaid expenses	2,351	2,140
Other current assets	1,290	1,670
Total current assets	58,149	65,028
Property, plant and equipment, net	19,943	23,276
Intangible assets, net	5,557	6,697
Goodwill	9,077	9,077
Other long-term assets	3,272	2,730
Total assets	$95,998	$106,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,019	$7,612
Accrued liabilities:
Accrued employee compensation and benefits	12,850	13,767
Other accrued liabilities	2,105	2,083
Line of credit	—	26,025
Other current debt	2,725	2,740
Other current liabilities	1,249	2,137
Total current liabilities	25,948	54,364
Line of credit	19,078	—
Other debt	3,128	5,500
Other liabilities	905	2,200
Total liabilities	49,059	62,064
Commitments and contingencies
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 16,175,351 and 15,811,516 shares issued and outstanding at December 31, 2017 and 2016, respectively	162	158
Additional paid-in capital	82,594	80,560
Accumulated other comprehensive income (loss)	1,384	(49)
Accumulated deficit	(37,201)	(35,925)
Total stockholders’ equity	46,939	44,744
Total liabilities and stockholders’ equity	$95,998	$106,808
 See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$(1,276)	$395	$(15,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,080	12,250	13,261
Impairment losses	109	174	323
Provision for doubtful accounts	(40)	112	132
Gain (loss) on sale of assets	3	(3)	(509)
Share-based compensation expense	1,015	1,722	1,469
Amortization of deferred gain on sale leaseback transaction	—	—	(168)
Deferred income taxes	(327)	265	210
Income tax benefit related to other comprehensive income	(511)	(31)	(282)
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,187	(2,343)	(2,580)
Prepaid expenses and other assets	781	723	(490)
Accounts payable	(537)	(2,331)	764
Accrued and other liabilities	(1,956)	4	(1,150)
Net cash provided by (used in) operating activities	15,528	10,937	(4,636)

Investing Activities
Proceeds from sale of assets	350	40	982
Purchases of property, plant and equipment	(7,185)	(3,797)	(7,722)
Cash paid for acquisitions of businesses	—	(825)	(18,258)
Net cash used in investing activities	(6,835)	(4,582)	(24,998)

Financing Activities
Proceeds from the issuance of common stock	1,023	400	917
Proceeds from line of credit	307,866	302,711	318,890
Principal payments on line of credit	(314,813)	(308,900)	(291,316)
Principal payments on other debt	(2,860)	(3,055)	(1,972)
Net cash provided by (used in) financing activities	(8,784)	(8,844)	26,519
Effect of exchange rate changes on cash	508	902	435
Net increase (decrease) in cash and cash equivalents	417	(1,587)	(2,680)
Cash and cash equivalents at beginning of period	$1,039	$2,626	$5,306
Cash and cash equivalents at end of period	$1,456	$1,039	$2,626

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,623	$1,553	$1,601
Cash paid for income taxes	$373	$564	$348

Supplemental Disclosure of Noncash Investing Activities
Assets acquired through capital lease and direct financing	$—	$54	$7,388
See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2015	15,414,803	$154	$76,056	$(825)	$(20,704)	$54,681
Issuance of common stock	284,595	3	936	—	—	939
Share-based compensation expense	—	—	1,447	—	—	1,447
Net loss	—	—	—	—	(15,616)	(15,616)
Change in accumulated other comprehensive income (loss)	—	—	—	474	—	474
Balance, December 31, 2015	15,699,398	$157	$78,439	$(351)	$(36,320)	$41,925
Issuance of common stock	112,118	1	399	—	—	400
Share-based compensation expense	—	—	1,722	—	—	1,722
Net income	—	—	—	—	395	395
Change in accumulated other comprehensive income (loss)	—	—	—	302	—	302
Balance, December 31, 2016	15,811,516	$158	$80,560	$(49)	$(35,925)	$44,744
Issuance of common stock	363,835	4	1,019	—	—	1,023
Share-based compensation expense	—	—	1,015	—	—	1,015
Net loss	—	—	—	—	(1,276)	(1,276)
Change in accumulated other comprehensive income (loss)	—	—	—	1,433	—	1,433
Balance, December 31, 2017	16,175,351	$162	$82,594	$1,384	$(37,201)	$46,939

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
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

We have assessed the impact of ASU 2014-09 and have determined that our current revenue recognition process is substantially in compliance with the ASU. We will use the Modified Retrospective transition method for adoption of ASU 2014-09, therefore, we do not anticipate any impact to our consolidated financial statements upon adoption on January 1, 2018.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts.  The allowance for doubtful accounts was $52 and $244, as of December 31, 2017 and 2016, respectively.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future intercompany expenses.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted intercompany expenses are incurred, typically within one year.  During

2017, 2016, and 2015, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

We depreciate leasehold improvements associated with operating leases over the shorter of 7 years or remaining life of the lease plus renewal term, if renewal is more likely than not.  Amortization expense related to assets recorded under capital leases is included in depreciation and amortization expense.

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value.  Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers. Refer to Note 4 “Impairment Losses and Restructuring Charges” for additional information on impairment of long-lived assets recognized during the years ended December 31, 2017, 2016 and 2015.

Goodwill

Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment ("Step 0") to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.

If the carrying amount of a reporting unit exceeds its fair value, "Step 1" is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. This step compares the implied fair value of goodwill with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. We define our reporting units to be the same as our operating segments and have elected to perform the annual impairment assessment for goodwill in the fourth quarter. Refer to Note 3 "Goodwill and Intangible Assets" for additional information on impairment of goodwill recognized during the years ended December 31, 2017, 2016 and 2015.

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful Life
Developed technology	8 years
Customer relationships	3-10 years
Trade name	6-7 years

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

Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new standard.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) ("ASU 2017-12"), Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. We do not expect the adoption of ASU 2017-12 will have a material impact on our consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, and we anticipate that adoption of ASU 2016-02 will have an impact to the financial statement presentation of right of use asset, lease liability, amortization expense, and lease expense.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have assessed the impact that the adoption of ASU 2014-09 will have on our financial statements. We have assessed the impact of ASU 2014-09 and have determined that our current revenue recognition process is in compliance with the ASU. Therefore, we do not anticipate any impact to our consolidated financial statements upon adoption on January 1, 2018. We will use the Modified Retrospective transition method of adoption for ASU 2014-09. We are currently evaluating the additional disclosures that will be required upon adoption.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2017, we have recognized $9,077 of goodwill related to business acquisitions. All goodwill is assigned to our Domestic segment.

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

We concluded that the fair value of the domestic reporting unit was in excess of its carrying value and goodwill was not impaired as of December 31, 2017.

Intangible Assets

The following table presents our intangible assets as of December 31, 2017:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$231	$159	2.15
Customer relationships	7,550	2,720	4,830	3.11
Trade name	1,050	482	568	2.24
	$8,990	$3,433	$5,557	2.99

Amortization expense of intangible assets was $1,140, $1,150, and $852 for the years ended December 31, 2017, 2016 and 2015, respectively. We estimated future amortization expense for the succeeding years relating to the intangible assets resulting from acquisitions as follows:

Year Ending December 31,	Amount
2018	$1,140
2019	1,131
2020	1,128
2021	1,004
2022	862
Thereafter	292

We evaluated our intangible assets based on current economic and business indicators and determined they were not impaired as of December 31, 2017.

4.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the second quarter of 2017, we closed our facility in Tell City, Indiana. The closure resulted in the recognition of an impairment loss of $53 related to the disposal of certain assets.

During the fourth quarter of 2017, we evaluated certain equipment and recognized an impairment loss of $56 related to items that were no longer useful.

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

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs by segment, which is included in other current liabilities in our consolidated balance sheets, and the changes during the years ended December 31, 2017, 2016, and 2015:

	Facility-Related and Employee Related Costs
	Domestic	Nearshore	Offshore	Total
Balance as of January 1, 2015	96	9	—	105
Expense (reversal)	1,561	112	64	1,737
Payments, net of receipts for sublease	(855)	(9)	(64)	(928)
Balance as of December 31, 2015	802	112	—	914
Expense (reversal)	(129)	25	—	(104)
Payments, net of receipts for sublease	(673)	(137)	—	(810)
Balance as of December 31, 2016	—	—	—	—
Expense (reversal)	411	—	—	411
Payments, net of receipts for sublease	(402)	—	—	(402)
Balance as of December 31, 2017	9	—	—	9

Domestic Segment

In 2017, we established restructuring reserves in our Tell City location for employee related costs of $262 when the decision was made and facility related costs of $97 at the time the facilities were vacated. We recognized $52 as incurred for certain expenses, and expect to pay the remaining accrued costs by the end of second quarter 2018.

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

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2017	2016		2015
Shares used in basic earnings per share calculation:	15,966	15,731	15,731	15,529
Effect of dilutive securities:
Stock options	—	455		—
Restricted stock/Deferred stock units	—	72		—
Total effects of dilutive securities	—	527		—
Shares used in dilutive earnings per share calculation:	15,966	16,258		15,529

The following shares were not included in the computation of diluted earnings per share because the exercise price exceeded the value of the shares, or we reported a net loss, and the effect would have been anti-dilutive (in thousands):

	Twelve Months Ended December 31,
	2017	2016	2015
Anti-dilutive securities:
Stock options	2,322	83	2,405
Restricted stock/Deferred stock units	50	1	9
Total anti-dilutive securities	2,372	84	2,414

6. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Year Ended December 31,
	2017		2016		2015
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile	$88,975	30.4%	$74,686	24.3%	$69,427	24.6%
Sprint	$29,732	10.2%	$45,137	14.7%	$25,422	9.0%
AT&T	$29,184	10.0%	$38,257	12.5%	$35,019	12.4%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of December 31, 2017, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $82,690, $51,684 and $33,980 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

During the years ended December 31, 2017, 2016, and 2015, we entered into Canadian dollar forward and dollar range forward contracts for a notional amount of 10,900, 19,555, and 8,580 Canadian dollars, respectively, and during the years ended December 31, 2017, 2016 and 2015, we entered into Philippine peso non-deliverable forward and range forward contracts for a notional amount of 2,338,000, 1,433,800, and 1,029,100 Philippine pesos, respectively. As of December 31, 2017, we have not entered into any arrangements to hedge our exposure to fluctuations in Honduran lempira or Jamaican dollar relative to the U.S. dollar.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2017, 2016, and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian dollar	10,900	$8,345	17,080	$12,723	2,470	$1,997
Philippine peso	1,272,000	24,486	1,178,800	25,231	329,000	7,263
		$32,831		$37,954		$9,260

The Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through December 2018 at a purchase price of approximately $8,345 and $24,486, respectively, and as such we expect unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified to operations as the forecasted intercompany expenses are incurred, typically within twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, “Fair Value Measurements,” and are reflected as separate line items in our consolidated balance sheets.

The following table shows the effect of our derivative instruments designated as cash flow hedges for the years ended December 31, 2017, 2016, and 2015:

	Gain (Loss) Recognized in AOCI, net of tax Years Ended December 31,			Gain (Loss) Reclassified from AOCI into Income Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Cash flow hedges:
Foreign exchange contracts	1,056	$(832)	$(1,906)	(82)	$(431)	$(2,587)

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

The following tables set forth our derivative assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.   These balances are included in Other current assets and Other current liabilities, respectively, on our balance sheet.

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Foreign exchange contracts	$—	$566	$—	$566
Total fair value of assets measured on a recurring basis	$—	$566	$—	$566

Derivative liabilities:
Foreign exchange contracts	$—	$175	$—	$175
Total fair value of liabilities measured on a recurring basis	$—	$175	$—	$175

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets:
Foreign exchange contracts	$—	$19	$—	$19
Total fair value of assets measured on a recurring basis	$—	$19	$—	$19

Derivative liabilities:
Foreign exchange contracts	$—	$980	$—	$980
Total fair value of liabilities measured on a recurring basis	$—	$980	$—	$980

9. PROPERTY, PLANT AND EQUIPMENT

 Our property, plant and equipment as of December 31, 2017 and 2016 consisted of the following, by asset class:

	2017	2016
Land, buildings and improvements	18,211	20,582
Telephone and computer equipment	44,116	40,298
Software	36,720	35,626
Furniture, fixtures, and miscellaneous equipment	15,913	15,341
Construction in progress	1,876	1,618
Assets acquired under capital lease	13,530	13,530
	130,366	126,995
Less accumulated depreciation	(103,111)	(98,690)
Less accumulated amortization under capital lease	(7,312)	(5,029)
Total property, plant and equipment, net	$19,943	$23,276

Depreciation and amortization expense for property, plant and equipment was $9,940 and $11,100 for the years ended December 31, 2017 and 2016, respectively.

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

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment under the Credit Agreement. As of December 31, 2017, outstanding letters of credit totaled $893.

The Credit Agreement contains standard affirmative and negative covenants that may restrict or limit our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00 to 1.00 if a reporting trigger period commences.

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

On March 28, 2017, we entered into a fourth amendment to our Credit Agreement with BMO Harris Bank N.A. (the “Lender”).  The fourth amendment extends the term of the agreement until March 28, 2022 while also amending certain of the financial covenants as follows: 1) reduces the maximum consolidated fixed charge coverage ratio and 2) removes the monetary cap on non-financed capital expenditures for 2017 and each fiscal year thereafter during the term of the Credit Agreement. In addition, the amendment removes the requirement that funds collected be automatically applied to our credit facility balance, unless a trigger event occurs. As a result, the balance sheet classification has been changed from short-term liabilities to long-term liabilities beginning in the first quarter of 2017.

As of December 31, 2017, we were in compliance with all debt covenants, and we had outstanding borrowings of $19,078, and our remaining borrowing capacity was $29,602.

Other debt

From time to time, we enter into financing agreements such as notes payable and capital lease obligations, in order to facilitate the fit-out of new locations. The implied interest rates for these agreements range from 3% to 20%; the terms range from five to seven years.

As of December 31, 2017 and 2016, the outstanding balances for the current portion of these financing agreements were $2,377 and $2,242, respectively, included in Other current debt on the balance sheet. The outstanding balances for the non-current portion of the financing arrangements were $3,084 and $5,473 respectively, included in Other debt on the balance sheet.

11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

We have a 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. At our annual meeting of stockholders in June 2016, the board of directors and stockholders authorized another 250,000 shares of common stock for issuance under the Amended and Restated Plan. As of December 31, 2017, there were 235,061 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date.  The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock Options

A summary of stock option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of January 1, 2017	2,497,198	$4.61
Granted	168,402	9.64
Exercised	(257,410)	3.95
Forfeited/expired	(66,267)	6.79
Expired	(19,600)	9.72
Outstanding as of December 31, 2017	2,322,323	$4.94	5.90
Vested and exercisable as of December 31, 2017	1,771,119	$4.61	5.15

The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016, and 2015 was $5.51, $2.82, and $3.76, respectively.  The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 was $1,073, $1,875, and $655, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2017	2016	2015
Risk-free interest rate	2.07% - 2.45%	1.27% - 2.26%	1.71% - 2.4%
Dividend yield	—%	—%	—%
Expected volatility	49.3% - 61.4%	50.0% - 61.9%	59.9% - 66.9%
Expected life in years	7.7	8.2	7.6

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Stock Grants and Deferred Stock Units

Pursuant to the board of directors' compensation program, 0, 0 and 2,319 shares of stock were granted in the years ended   December 2017, 2016 and 2015 respectively. The total fair value of stock grants made in the years ended December 2017, 2016 and 2015 respectively was $0, $0 and $22. Deferred stock units of 17,782, 20,187, and 12,893 were granted to members of the board of directors during 2017, 2016, and 2015 respectively. The total fair value of deferred stock units granted in the years ended December 31, 2017, 2016, and 2015 was $180, $90, and $65 respectively. Deferred stock units are fully vested upon issuance and are settled in shares of common stock upon the director’s termination of service.  The fair value of stock grants and deferred stock units is calculated based on the closing price of our common stock on the date of grant.

Share-based Compensation Expense

The compensation expense that has been charged against income for December 31, 2017, 2016 and 2015 was $1,015, $1,722, and $1,469, respectively, and is included in selling, general and administrative expense.  As of December 31, 2017, there was $769 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.83 years.

Employee Stock Purchase Plan

Under the terms of our employee stock purchase plan ("ESPP"), eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  A total of 400,000 shares were authorized under the original ESPP Plan; an Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in June 2016, which authorized an additional 100,000 shares of common stock for issuance. As of December 31, 2017, 60,187 shares were available for issuance.

During the years ended December 31, 2017, 2016, and 2015, 33,253, 48,414, and 46,227 shares were purchased under this plan at an average price of $8.03, $3.87, and $3.92, respectively.  Total expense recognized related to the ESPP during the years ended December 31, 2017, 2016, and 2015 was $84, $55, and $50, respectively.  The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	2017	2016	2015
Risk-free interest rate	0.01% - 0.76%	0.21% - 0.51%	0.00% - 0.16%
Dividend yield	—%	—%	—%
Expected volatility	52.5% - 61.04%	37.6% - 68.1%	21.9% - 78.9%
Expected life in years	3 months	3 months	3 months

The weighted average grant date fair value of these shares was $2.51, and $1.13, and $1.09 per share during the years ended December 31, 2017, 2016, and 2015, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date.  Eligible employees may contribute up to the maximum limit determined by the Internal Revenue

Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%. Company matching contributions to the 401(k) plan totaled $664, $582, and $493 for the years ended December 31, 2017, 2016, and 2015, respectively.

Philippines Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary.
All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. Remeasurement changes are reflected in Accumulated Other Comprehensive Income (AOCI). As of December 31, 2017, the Pension Plan was unfunded. The Company doesn't expect to make any cash contributions to the Pension Plan. As of December 31, 2017 and 2016, the defined benefit obligation of $173 and $550 was included in other long term liabilities in the Consolidated Balance Sheets.

12. INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2017, 2016, and 2015 were composed of the following:

	Year Ended December 31,
	2017	2016	2015
Interest income	$5	$—	$2
Interest expense	(1,609)	(1,573)	(1,685)
Gain (loss) on disposal of assets	(3)	3	509
Other income (expense)	637	(178)	35
Interest and other income (expense), net	$(970)	$(1,748)	$(1,139)

13. INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31,
	2017	2016	2015
U.S.	$(8,888)	$(5,244)	$(21,246)
Foreign	7,176	6,357	6,094
Total	$(1,712)	$1,113	$(15,152)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(686)	$(28)	$(264)
State	(50)	(23)	33
Foreign	611	504	360
Total current (benefit) expense	$(125)	$453	$129

Deferred:
Federal	$(324)	$203	$164
State	(28)	27	11
Foreign	41	35	160
Total deferred (benefit) expense	$(311)	$265	$335

Income tax expense	$(436)	$718	$464

GAAP requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets in Other long-term assets and Other liabilities, respectively, as of December 31, 2017, 2016, and 2015 were:

	Year Ended December 31,
	2017	2016	2015
Long-term deferred tax assets (liabilities):
Fixed assets	$1,770	$2,511	$2,077
Prepaid expenses	(411)	(569)	(554)
Accrued stock compensation	2,781	4,641	4,114
Accrued restructuring costs	2	—	303
Work opportunity credit carryforward	5,233	5,226	5,234
Operating loss carryforward	10,663	16,231	18,066
Intangibles and goodwill	(64)	(77)	(53)
Derivative Instruments	(48)	354	202
Cumulative Translation adjustment	(965)	(1,381)	(1,178)
Other	137	297	39
Net long-term deferred tax assets	$19,098	$27,233	$28,250

Valuation allowance	(18,939)	(27,384)	(28,162)

Total net deferred tax asset (liability)	$159	$(151)	$88

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the US or in the local country.  In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the recently enacted territorial transition tax under section 965 and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S.

At December 31, 2017, 2016, and 2015, U.S. income and foreign withholding taxes have not been provided for on approximately $0, $0, and $1,300, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries and would become subject to U.S. income tax if they were remitted to the U.S.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the years ended December 31, 2017, 2016, and 2015 for continuing operations were:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of state taxes (net of federal benefit)	24.4%	-12.2%	1.7%
Rate differential on foreign earnings	109.5%	-146.0%	10.9%
Foreign income taxed in the U.S.	-261.4%	133.9%	-8.3%
Uncertain tax positions	77.9%	107.1%	-4.9%
Unremitted foreign earnings of subsidiary	16.0%	19.7%	—%
Tax expense allocation to OCI	29.8%	-2.7%	—%
Effect of U.S tax rate change	-466.4%	—%	—%
Valuation allowance	463.1%	-67.1%	-40.4%
Other permanent differences	-12.4%	—%	—%
Stock based compensation	30.4%	—%	—%
True-up of deferred items	-20.1%	—%	—%
Other, net	-0.4%	-3.2%	2.9%
Total	25.4%	64.5%	-3.1%

As of December 31, 2017, we had gross federal net operating loss carry forwards of approximately $49,942 expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $70,014 expiring beginning in 2018.

The Tax Cuts and Jobs Act (the “Act”), signed into law on December 22, 2017, makes significant modifications to U.S. federal income tax laws including reducing the corporate tax rate to 21 percent starting January 1, 2018 and transitioning the U.S. to a territorial tax regime.  Consequently, we have recorded an adjustment to the Company’s net deferred tax liability of $582 and a corresponding net adjustment to deferred income tax (benefit) of $(582) for the year ended December 31, 2017.  The passage of the Act will result in a one-time reduction in the Company’s deferred tax assets related to net operating loss carryforwards of approximately $6,452 with a corresponding reduction in the Company’s valuation allowance of $6,452. Also, the Tax provides there will still be US tax consequences of our foreign operations in future periods due to the recently enacted global intangible low tax income (GILTI) provisions and other US tax provisions even though the U.S. is transitioning to a territorial tax regime.  We are still evaluating the impact of these provisions and we are not yet able to reasonably estimate the effect of this provision of the Act on our results in future periods.

Based on the Company's current interpretation and subject to the release of the related regulations and any future interpretive guidance, the Company believes the effects of the change in tax law incorporated herein are substantially complete.  Additional information that may affect our income tax accounts and disclosures would include further clarification and guidance on how the Internal Revenue Service will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2019. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions.  The aggregate reduction in income tax expense for the years ended December 31, 2017, 2016, and 2015 was $1,338, $1,136, and $1,106.
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

The following table indicates the changes to our unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Years Ended December 31,
	2017	2016	2015
Unrecognized, January 1,	$4,155	$2,962	$2,215
Additions based on tax positions taken in current year	$2,872	$1,193	$888
Reductions based on tax positions taken in prior year	$(4,155)	$—	$(141)
Unrecognized, December 31,	$2,872	$4,155	$2,962

We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions, as well as in Canada, the Philippines, Costa Rica and Honduras.  Our U.S. federal returns and most state returns for tax years 2014 and forward are subject to examination.  Canadian returns for tax years 2012 and forward are subject to examination.  Our returns in the Philippines in 2014, Costa Rica in 2013 and Honduras in 2013 are subject to examination.  In December 2014, our Canadian subsidiary was notified that its income tax returns for the years ended December 31, 2013 and 2012 are under examination. The Company has received a notice of assessment, but we do not believe it is more likely than not that we owe the taxes that have been assessed. Therefore, we filed an appeal in June 2017 and have not accrued a liability related to this matter. Because the Canadian Revenue Agency considers us a large corporation (a corporation which has taxable capital employed in Canada over $10 million), we were required to pay half of the reassessment, of $0.4 million, which is recorded in other long-term assets on our balance sheet. We do not anticipate receiving a decision on our appeal in the next twelve months. Also, in May 2016, our Philippine subsidiary received notification that its income tax return for the year ended December 31, 2014 is under examination. The Company has received an assessment notice for a de minimis amount that it has accrued and is in the process of resolving this examination.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Defined Benefit Plan	Total
Balance at January 1, 2015	$1,486	$(2,311)	$—	$(825)
Foreign currency translation	75	—	—	75
Reclassification to operations	—	2,587	—	2,587
Unrealized losses	—	(1,906)	—	(1,906)
Tax (provision) benefit	(28)	(254)	—	(282)
Balance at December 31, 2015	$1,533	$(1,884)	$—	$(351)
Foreign currency translation	481	—	—	481
Reclassification to operations	—	431	—	431
Unrealized losses	—	(832)	—	(832)
Pension remeasurement	—	—	253	253
Tax (provision) benefit	(184)	153	—	(31)
Balance at December 31, 2016	$1,830	$(2,132)	$253	$(49)
Foreign currency translation	206	—	—	206
Reclassification to operations	22	59	—	81
Unrealized losses	—	1,056	—	1,056
Pension remeasurement	—	—	601	601
Tax provision	(87)	(424)	—	(511)
Balance at December 31, 2017	$1,971	$(1,441)	$854	$1,384

Reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017, 2016, and 2015 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2017	2016	2015
Gains and losses on cash flow hedges
Foreign exchange contracts (COS)	$81	$416	$2,401	Cost of Services
Foreign exchange contracts (SG&A)	1	15	186	Selling, general and administrative expenses
	$82	$431	$2,587

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases.  Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rent expense, including equipment rentals, for the twelve months ended December 31, 2017, 2016, and 2015 was $11,302, $11,954, and $11,875, respectively.

Capital Leases

We leased several asset types under various non-cancelable capital leases with original terms between three and seven years. See Footnote 10 for more information.

Minimum lease payments

As of December 31, 2017, approximate minimum annual lease payments were as follows:

	Operating leases	Capital leases
2018	$11,228	$2,134
2019	7,561	2,049
2020	4,335	487
2021	2,985	—
2022	2,610	—
Thereafter	3,689	—
Total minimum lease payments	$32,408	$4,670
Less amount representing interest		$(509)
Present value of capital lease obligations		$4,161
Capital lease obligations, current portion		$1,829
Capital lease obligations, long term portion		$2,332

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

16.  SEGMENT INFORMATION

We operate our business within three reportable segments, based on the geographic regions in which our services are rendered: Domestic, Nearshore and Offshore. For the year ended December 31, 2017, our Domestic segment included the operations of thirteen facilities in the U.S. and one facility in Canada. Our Nearshore segment included the operations of two facilities in Honduras and one facility in Jamaica. Our Offshore segment included the operations of four facilities in the Philippines.

We primarily evaluate segment operating performance in each reporting segment based on net sales and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments, which correspond to the geographic areas in which we operate, for the years ended December 31, 2017, 2016, and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Revenue:
Domestic	171,188	$186,061	$169,945
Offshore	77,074	76,868	72,914
Nearshore	44,342	44,271	39,275
Total	$292,604	$307,200	$282,134

Gross profit:
Domestic	$7,329	$12,392	$11,614
Offshore	18,793	16,607	6,672
Nearshore	6,240	7,422	6,018
Total	$32,362	$36,421	$24,304

Depreciation:
Domestic	$6,419	$7,748	$8,049
Offshore	2,950	3,678	4,232
Nearshore	571	824	980
Total	$9,940	$12,250	$13,261

Capital expenditures:
Domestic	$4,113	$3,291	$4,382
Offshore	738	287	3,049
Nearshore	2,334	219	291
Total	$7,185	$3,797	$7,722

	As of December 31,
	2017	2016	2015
Total assets:
Domestic	$37,991	$59,612	$67,927
Offshore	43,106	36,503	38,016
Nearshore	14,901	10,693	8,861
Total	$95,998	$106,808	$114,804

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represent selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2017 and 2016.

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$77,652	$73,979	$69,372	$71,600
Gross profit	10,014	8,987	7,319	6,041
Net income (loss)	1,793	554	(1,172)	(2,452)
Income tax expense (benefit)	(28)	(66)	30	(371)
Comprehensive income (loss)	2,225	587	(889)	(1,766)

Net income (loss) per common share - basic	$0.11	$0.03	$(0.07)	$(0.15)
Net income (loss) per common share - diluted	$0.11	$0.03	$(0.07)	$(0.15)

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$78,035	$73,733	$78,305	$77,127
Gross Profit	8,388	7,011	10,347	10,675
Net income (loss)	31	(1,684)	856	1,192
Income tax expense (benefit)	125	46	163	384
Comprehensive income (loss)	310	(1,570)	855	1,133

Net income (loss) per common share - basic	$0.00	$(0.11)	$0.05	0.08
Net income (loss) per common share - diluted	$0.00	$(0.11)	$0.05	0.07

18. SUBSEQUENT EVENTS

Kingston, Jamaica
In January 2018, we entered into a lease agreement for a new facility in Kingston, Jamaica.

Colorado Springs, Colorado
In January 2018, we made the decision to discontinue our operation in Colorado Springs, Colorado. We plan to vacate the facility in March.

Amazon Agreement
On January 23, 2018, we and Amazon.com, Inc. (“Amazon”) entered into a transaction agreement, pursuant to which we issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, subject to certain vesting events. We and Amazon entered into the transaction agreement in connection with existing commercial arrangements pursuant to which we provide and will continue to provide commercial services to Amazon. The vesting of the Warrant Shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial arrangements, with full vesting tied to Amazon's payment of up to $600 million to us in connection with Amazon's receipt of commercial services from us.

Aegis Transaction Agreement
On March 14, 2018 we entered into a Transaction Agreement (the “Transaction Agreement”) with CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), and CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”) pursuant to which we, Aegis and the Aegis Stockholder agreed to, among other things: (1) the sale of all of the issued and outstanding shares of the common stock of Aegis by the Aegis Stockholder to us; (2) the issuance of 20,600,000 shares, as may be adjusted for stock splits, consolidation and other similar corporate events, of our common stock in consideration of such sale; (3) the amendment of our Restated Certificate of Incorporation, as amended from time to time, in order to effect such issuance and the other transactions contemplated by the Transaction Agreement; and (4) in addition to the transactions set forth above, the purchase at the closing of additional shares of our common stock by the Aegis Stockholder, for $10 million at a price of $12 per share, subject to adjustment as set forth in the Transaction Agreement.

Immediately following the consummation of the transactions contemplated by the Transaction Agreement, Aegis will become a wholly-owned subsidiary of us and the Aegis Stockholder will hold approximately 55% of our outstanding common stock. We, Aegis and the Aegis Stockholder have each agreed to customary representations, warranties and covenants in the Transaction Agreement and the transactions contemplated by the Transaction Agreement are subject to specified closing conditions.

Notice of Client Termination
On March 9, 2018, we received an unsigned letter from Sprint purporting to notify us that they would be eliminating all business with us by June 29, 2018, unless mutually agreed otherwise by the parties.  The unsigned letter is not effective notice under the terms of the contract between the parties and we remain in discussions with Sprint regarding termination and exit.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, EKS&H LLLP, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017. Their report appears in Part II, Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
Set forth below is information regarding our Board of Directors as of December 31, 2017:

Dr. Ed Zschau; age 77; Retired Visiting Lecturer at Princeton University
Dr. Zschau retired as Visiting Lecturer with rank of Professor in the Department of Electrical Engineering at Princeton University in June 2013, a position he held since 2000. However, he continues to serve as a Senior Research Specialist at Princeton and also served as a Lecturer in Engineering at the California Institute of Technology from April through June 2017.
Additionally, he has served at a Lecturer in Engineering at the University of Nevada, Reno from September, 2015 to the present. Prior to joining the Princeton faculty, he was a Professor of Management at Harvard Business School from September 1997 to August 2000. From April 1993 to July 1995, Dr. Zschau was General Manager, IBM Corporation Storage Systems Division. Earlier in his career, he was Founder and CEO of System Industries, Inc. which became a public company in 1980. From 1999 to 2007, Dr. Zschau was a director of the Reader’s Digest Association, Inc., a publicly traded company at the time, and he chaired its Finance Committee. Dr. Zschau is a graduate of Princeton University and received his M.B.A., M.S., and Ph.D. degrees from Stanford University.

Robert Sheft; age 56; Executive Chairman, The Home Service Store, Inc.; Managing Director, Roark Capital Group
Mr. Sheft is currently the Chairman and CEO of Installation Made Easy, Inc., an innovative home improvement company offering shop-at-home services for a broad offering of home improvement products on behalf of retailers nationwide, a position he has held since August 2012. Mr. Sheft also currently serves as a senior advisor at Roark Capital Group, a private equity firm based in Atlanta, which he joined in August 2012. Mr. Sheft was the Founder, President and Chief Executive Officer of Simply Floored LLC, an innovative home improvement company offering shop-at-home services for flooring and insulation, until August 2012. Prior to starting Simply Floored in 2004, Mr. Sheft was the Founder, President and Chief Executive Officer of RMA Home Services, Inc. (“RMA”), from 1997 until its acquisition by The Home Depot in December 2003. Mr. Sheft built RMA into one of the largest providers of installed siding and window services in the country, with revenues of more than $200 million, customers in more than 1,000 Home Depot stores nationwide, and 1,200 associates operating out of 22 branch offices and a support center in Atlanta. Prior to founding RMA, Mr. Sheft served for five years as a Managing Director of merchant banking at First Southwest. He began his career as an attorney in the mergers and acquisitions practice of Skadden, Arps, Slate, Meagher & Flom LLP. From 2006 until 2008, Mr. Sheft served on the board of Marathon Acquisition Corp., a special purpose acquisition company. Mr. Sheft graduated Magna Cum Laude with a Bachelor of Science in Finance from the University of Pennsylvania’s Wharton School and as a James Kent Scholar from the Columbia University School of Law.

Benjamin L. Rosenzweig; age 32; Partner at Privet Fund Management LLC
Mr. Rosenzweig is currently a Partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. He has considerable financial expertise, including extensive involvement with capital market transactions and turnaround situations. Mr. Rosenzweig graduated Magna Cum Laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics. Mr. Rosenzweig is currently a director of PFSweb, Inc. (NASDAQ: PFSW) and Hardinge, Inc. (NASDAQ:HDNG) and formerly served on the Board of Directors of RELM Wireless Corporation (NYSE MKT: RWC).

Jack D. Plating; age 65; Former Executive Vice President and COO of Verizon Wireless
Mr. Plating served as Executive Vice President and Chief Operating Officer (“COO”) of Verizon Wireless (NYSE:  VZ), a leading wireless service provider, from 2007 through 2009.  Mr. Plating oversaw Verizon Wireless’ nationwide sales and customer service operations, product development and marketing.  Prior to serving as the Executive Vice President and COO of Verizon Wireless, Mr. Plating served as the President of Verizon Wireless’s South Area from 2000 through 2007.  From 1989 to 2000, Mr. Plating held several executive management positions with Bell Atlantic Mobile, one of Verizon Wireless’ predecessor companies, including as the company’s Executive Vice President and COO.  Prior to Bell Atlantic Mobile, Mr. Plating held various other management positions within the telecommunications industry, including with Digital Pagin Systems, A+ Communications, Metro Mobile CTS and Motorola Communications and Electronics.  Mr. Plating holds a B.S. in Business Administration and Marketing from the University of Arkansas.

Arnaud Ajdler; age 42; Managing Partner of Engine Capital LP
Mr. Ajdler is currently Managing Partner of Engine Capital LP, a value-oriented special situations fund. Prior to founding Engine Capital in February 2013, Mr. Ajdler served as a Managing Director of Crescendo Partners II, L.P. from December 2005 to February 2013. Mr. Ajdler serves as a director of Stewart Information Services Corporation (NYSE: STC). He also served as a director of Destination Maternity Corporate from 2008 until 2017, as a director of Charming Shoppes, Inc. from 2008 until the company was acquired in June 2012, as a director of O’Charley’s Inc. from March 2008 until the company was acquired in April 2012, as a director of Imvescor Restaurant Group from 2013 until 2016, and as a director of The Topps Company, Inc. from August 2006 until the company was acquired in October 2007. From June 2004 until June 2006, Mr. Ajdler served as the Chief Financial Officer, a director and the Secretary of Arpeggio Acquisition Corporation. Arpeggio completed its business combination with Hill International, Inc. in June 2006, and until June 2009, Mr. Ajdler served as a director of the surviving company, a NYSE listed company. Mr. Ajdler is also an Adjunct Professor at Columbia University Business School where he teaches a course in Value Investing. Mr. Ajdler received a B.S. in Engineering from the Free University of Brussels, Belgium, an S.M. in Aeronautics from the Massachusetts Institute of Technology and an MBA from the Harvard Business School.

Chad A. Carlson; age 51; President and Chief Executive Officer
Mr. Carlson has served as our President and Chief Executive Officer since June 2011, prior to which he served as our Executive Vice President and Chief Operating Officer from June 2010 to June 2011. Previously, Mr. Carlson served as Executive Vice President of Global Operations at Sitel, a global business process outsourcing company.  From 2007 to 2008, Mr. Carlson served as Chief Operating Officer of the Americas and Asia Pacific operations for Sitel and from 2003 to 2007 he served in the same role for ClientLogic, a global business process outsourcing company, prior to its acquisition of Sitel.  Mr. Carlson has over fifteen years of experience in the business process outsourcing industry, serving in a variety of roles. Mr. Carlson received his B. S. in Business Logistics from Pennsylvania State University.

Audit Committee
Our Board of Directors has an Audit Committee that assists the Board of Directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process and our systems of internal accounting and financial controls.  The Audit Committee is also responsible for the selection and retention of our independent auditors, reviewing the scope of the audit function of the independent auditors and approving non-audit services provided to us by our auditors, and reviewing audit reports rendered by our independent auditors. The members of the Audit Committee are Mr. Rosenzweig, Chairman, Mr. Plating and Dr. Zschau, each of whom is an “independent director” as defined by the NYSE’s listing standards and is financially literate. Our Board of Directors has determined that Dr. Zschau qualifies as an “audit committee financial expert” under SEC rules.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The Code of Business Conduct and Ethics is available on the Behind STARTEK - Investors - Corporate Governance page on our website at www.startek.com.  We intend to disclose on our website any amendments to or waivers of the code applicable to our directors, principal executive officer, principal financial officer, chief accounting officer, controller, treasurer and other persons performing similar functions within four business days following the date of such amendment or waiver.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe that our Insiders have timely filed all Section 16(a) reports during the 2017 fiscal year, except that each of our directors inadvertently failed to timely file a Form 4 with the SEC for regularly scheduled quarterly awards that occurred on April 3, 2017. Each of such awards were reported on Form 4 filings made on April 6, 2017.

Executive Officers
Set forth below is information regarding our executive officers as of December 31, 2017:

Officer Name	Age	Position	Joined STARTEK
Chad A. Carlson	51	President and Chief Executive Officer	2010
Donald Norsworthy	58	Senior Vice President, Chief Financial Officer and Treasurer	2015
Peter F. Martino	51	General Manager and Senior Vice President, Customer Support Services	2014
Jaymes D. Kirksey	61	Senior Vice President, Global Human Resources	2013
Stephen C. White	45	Chief Sales and Marketing Officer	2016

Mr. Carlson’s biography appears under the heading “Board of Directors.”

Donald Norsworthy; age 58; Senior Vice President, Chief Financial Officer and Treasurer
Mr. Norsworthy currently serves as our Senior Vice President, Chief Financial Officer and Treasurer. Prior to this, he served as Chief Financial Officer of ACCENT Marketing Services, a business process outsourcing company providing contact center services and customer engagement solutions, a position he held from April 2014 until it was acquired by the Company in June 2015. Prior to ACCENT, Mr. Norsworthy was Chief Financial Officer of CKS Packaging, a plastic container manufacturer, from June 2013 to March 2014, and Chief Financial Officer of Integrity Solution Services, a third-party collections company, from August 2011 to June 2013. He served as Chief Financial Officer of Protocol Services Acquisition Corp., a contact center company, from 2006 to 2008 and then served as its Chief Executive Officer from 2008 to 2011.

Peter F. Martino; age 51; General Manager and Senior Vice President, Customer Support Services
Prior to joining STARTEK in 2014, Mr. Martino held various positions at Sitel, a global business process outsourcing company, since 2006.  Most recently, he served as General Manager of North America, in which position he led operations in North America with 25 locations and more than 10,000 employees and oversaw over $400 million in annual revenue.  From 2007 to 2012, Mr. Martino served as Senior Vice President of Operations for Sitel, and from 2006 to 2007, he served in the same role for ClientLogic, a global business process outsourcing company, prior to its merger with Sitel. Prior to Sitel, Mr. Martino served as a Senior Director of Global Outsourcing with Microsoft where he was responsible for placement of large-scale global support programs. Mr. Martino has over 20 years’ experience in the BPO industry that includes client and outsourcing senior leadership roles.

Jaymes D. Kirksey; age 61; Senior Vice President, Global Human Resources
Mr. Kirksey joined STARTEK in February 2013 as Senior Vice President of Global Human Resources. Mr. Kirksey served asSenior Vice President of Human Resources at Pendum, LLC, the nation’s largest independent provider of ATM services, from 2010 to 2013. Prior to this role, he served in executive Human Resources positions at a variety of professional services and manufacturing businesses, including Quovadx, Digital Lighthouse, ADT Security Services and United Technologies.  Additionally, Mr. Kirksey led his own Human Resources consulting practice for over five years representing clients such as Hewlett-Packard, Frontier Airlines and Webroot Software, among others.

Stephen C. White; age 45; Chief Sales and Marketing Officer
Mr. White joined STARTEK in June 2016 as Chief Sales and Marketing Officer. Prior to joining STARTEK, Mr. White served as Vice President and Vertical Leader for Healthcare and Government at Convergys. Prior to joining Convergys, Mr. White served as the Senior Vice President of Sales for Xerox (formerly ACS, Inc). His career background includes sales and operational leadership roles of increasing responsibility for ACS, Inc. and ACS Recovery Services, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Committee
Our Board of Directors also has a Compensation Committee, which reviews our compensation programs and exercises authority with respect to payment of direct salaries and incentive compensation to our executive officers. In addition, the committee is responsible for oversight of our equity incentive plans. The members of the Compensation Committee are Mr. Plating, Chairman, Mr. Ajdler and Mr. Sheft, each of whom is an “independent director” as defined by the NYSE’s listing standards.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Design and Objectives

The Compensation Committee of our Board of Directors (the “Committee”) believes in providing an overall compensation structure that attracts, motivates, rewards and retains top talent engaged in achieving our business objectives, which are designed to create value for our stockholders. The principal components of that structure include a base salary, an annual cash incentive, in some cases with the right to convert such cash incentives into stock options, and periodic grants of long-term equity incentives that encourage long-term commitment. A significant portion of our compensation structure is performance-based and reflects our desire to encourage progressive thinking and balanced risk-taking. We believe that this blend of components provides our executive leadership team with the incentives to create long-term value for stockholders while taking thoughtful and prudent risks in the short term.

As noted below, our compensation programs are intended to provide a link between the creation of stockholder value through execution of the Company’s business strategy and the compensation earned by our executive officers and certain key personnel. The objectives of our compensation programs are to:

•	attract, motivate, reward and retain top talent;

•	ensure that compensation is commensurate with our overall performance and increases to stockholder value over the long term; and

•	ensure that our executive officers and certain key personnel have enough financial incentive to motivate them to achieve sustainable, profitable growth in stockholder value.

Compensation Components	Objectives
Base Salary	Provides a fixed salary reflective of individually negotiated arrangements and individual performance
Annual Incentive	Motivates executives to achieve pre-determined, financial and/or strategic goals
Equity Awards	Motivates executives to make sound business decisions that focus on long-term stockholder value creation

We seek to become the trusted partner to our clients and provide meaningful, impactful customer engagement business process outsourcing ("BPO") services. Our approach is to develop relationships with our clients that are truly collaborative in nature where we are focused, flexible and proactive to their business needs.  The end result is the delivery of the highest quality customer experience to our clients’ customers. To achieve sustainable, predictable, profitable growth, our strategy is to:

•	grow our existing client base by deepening and broadening our relationships,

•	diversify our client base by adding new clients and verticals,

•	improve our market position by becoming the leader in customer engagement services,

•	improve profitability through operational improvements, increased utilization and higher margin accounts,

•	expand our global delivery platform to meet our clients' needs, and

•	broaden our service offerings through more innovative, technology-enabled and added-value solutions

Most of our executive officers have been with our Company for a relatively short period of time, and much of their compensation is based on arrangements that were negotiated in connection with their hire. The executive officers listed in the Summary Compensation Table in this Part III of Form 10-K include the individuals named below (referred to as “named executive officers”).

•	Chad A. Carlson, President and Chief Executive Officer - Mr. Carlson joined our Company in 2010 and was promoted to his current position in June 2011.

•	Donald Norsworthy, Senior Vice President, Chief Financial Officer and Treasurer - Mr. Norsworthy joined our Company on November 16, 2015.

•	Peter F. Martino, General Manager and Senior Vice President, Customer Support Services - Mr. Martino joined our Company in January 2014.

•	Jaymes D. Kirksey, Senior Vice President, Global Human Resources - Mr. Kirksey joined our Company in February 2013

•	Stephen C. White, Chief Sales & Marketing Officer - Mr. White joined our Company in June 2016.

Stockholder Approval of Executive Compensation

At our 2017 Annual Meeting, our stockholders approved our executive compensation by a vote of 99.7% of the votes cast. Our Compensation Committee considered this high level of stockholder approval as an indication that our stockholders approved our compensation philosophy and program. Accordingly, our Compensation Committee determined that no changes needed to be considered as a result of the vote.  The incremental changes in our executive compensation for fiscal 2017 were made on the basis of the factors described in this Compensation Discussion and Analysis and are consistent with the same general philosophy that stockholders supported last year.

Elements of the Executive Compensation Structure

Our compensation structure is significantly performance-based, but also reflects our desire to discourage excessive short-term risk-taking. The structure rewards our executives with a blend of fixed base salary, short-term incentives, and long-term rewards. We believe that this blend of components provides the executive leadership team with the incentives to create value for stockholders while taking thoughtful and prudent risks to grow the value of our Company. The Compensation Committee and Audit Committee work closely to ensure that there is a shared risk assessment view.

Our executive compensation structure is composed of three elements of remuneration:

•
Base pay, along with a suite of retirement, health, and welfare benefits. Our executives receive the same retirement, health, and welfare benefits package as provided to all of our exempt employees. The tier of remuneration for supplemental Company-paid life insurance, long-term disability and accidental death and dismemberment insurance, given market and economic conditions, is viewed by the Compensation Committee as appropriate to attract and retain high-quality executives.

•	Short-term incentives are focused on a combination of Company financial performance and achievement of key strategic initiatives.

•
Long-term incentives are designed to reward the achievement of sustainable growth in stockholder value. These long-term incentives are typically in the form of stock options and/or restricted stock awards granted under our 2008 Equity Incentive Plan with time and/or performance vesting triggers.

Our approach to allocating between long-term and short-term compensation is based on the following key assumptions:

•
The majority of an executive’s cash compensation comes in the form of a base salary. The cash from these base salaries can be enhanced by the payment of a bonus that is based on achievement of financial and/or strategic objectives. By linking the annual incentive bonus to Company performance, we can provide incentive for our executives to improve key business drivers and, thus, revenue and profitability.

•
We expect that in the long run, the bulk of executive officer compensation will come from stock price appreciation and other long-term incentives. Executives are allocated equity upside to ensure that they will be rewarded for sustained increases in stock value. We believe that we can drive increases in stock value through sustainable growth and improvement in profitability, as well as by maintaining credibility in the marketplace. Through these means, we hope to motivate our executives to create the kind of sustained increase in share value that will reward stockholders and executives alike.

Short-Term Incentive Plan Structure

The short-term incentive plan is designed to keep executives focused on improving revenue growth and operational efficiencies while decreasing our non-operating expenses. In 2017, short-term performance goals for executives were a combination of Company financial goals and four key objectives focused on creating long-term stockholder value.

Determining Long-Term Incentive Awards

Long-term incentives provided to our executives consist of equity grants in the form of stock options or restricted stock grants that are designed to retain key personnel and keep executives focused on increasing long-term stockholder value through sustainable improvements in our business as reflected in our stock price. Pressure, real or perceived, to achieve short-term earnings goals could create a temptation to slow longer-term growth. However, the combination of growth and sustained improvement in profitability is necessary for sustained improvement in our stock value. Accordingly, the long-term incentives keep executives focused on both our short- and long-term success.

To align long-term incentives with performance, the grant date fair value of annual long-term incentive awards, which have been granted in the form of stock options with three-year cliff vesting, was set at 30% (or, 50% in the case of the CEO) of the executive’s short-term incentive payout. Accordingly, stock options granted in 2017 had a grant date fair value equal to 30% (or, 50% in the case of the CEO) of the executive’s short-term incentive payout for fiscal 2016. For stock options to be granted with respect to fiscal 2017 short-term incentive payouts, the stock options to be granted as annual long-term incentives would have been 60% (or, 100% in the case of the CEO) of the executive’s short-term incentive payout for fiscal 2017 if we achieved the target level of financial performance under the short-term incentive plan. However, the financial metrics for fiscal 2017 were not achieved, so the stock options granted in 2018 for fiscal 2017 performance were equal to 30% (or, 50% in the case of the CEO) of the executive’s short-term incentive payout for fiscal 2017.

In addition, the Compensation Committee may approve other equity awards from time to time for various purposes, including awards made to newly hired employees.

2017 Compensation Decisions

Benchmarking of Compensation and Determination of Base Pay

We did not engage in any specific benchmarking when setting executive compensation for fiscal year 2017. Since most of our executives have been with us for less than five years, their compensation, particularly their base salaries, are the result of arrangements individually negotiated when the executive officers were hired and are reflected in their employment agreements or offer letters. Adjustments to compensation levels are based on Company and individual performance and changes in position responsibilities or promotions to reflect the Compensation Committee’s subjective assessment of the impact of those changes on compensation levels. We did not make any significant changes in compensation levels for fiscal 2017, and the only changes we did make to short-term incentive plan levels were modest adjustments to reflect the executives’ tenure and better alignment with the Compensation Committee’s general sense of market pay levels.

2017 Executive Incentive Plan

The Compensation Committee approves the Executive Incentive Plan, which is our short-term incentive plan, based on related corporate financial targets set annually by the Board of Directors. The Executive Incentive Plan can be changed, suspended or eliminated, in whole or in part, at any time, with or without notice to participants. All named executive officers participate (or will participate) in the Executive Incentive Plan with the exception of Stephen C. White.

Payments made under the 2017 Executive Incentive Plan were subject to Company financial objectives and certain strategic objectives. For 2017, the overall incentive payment potentials for the executive officers identified in the Summary Compensation Table below who received payouts ranged from 60% to 100% of each executive officer’s base salary, as follows:

•	President and Chief Executive Officer 100%

•	Senior Vice President, Chief Financial Officer & Treasurer 75%

•	General Manager and Senior Vice President, Customer Support Services 60%

•	Senior Vice President, Global Human Resources 60%

Earned incentives for 2017 were paid for full-year performance in March 2018. The incentive plan targets reward those results that support our strategy to grow and improve the profitability of our business. Of the total, 50% was based on Adjusted EBITDA (defined as net income (loss) plus income tax expense (benefit), interest expense (income), impairment losses and restructuring charges, depreciation and amortization expense, (gains) losses on disposal of assets and stock compensation expense), 35% was based on Revenue, and 15% was based on four key strategic objectives:

•	JD Power agreement utilizing Ideal Dialogue analytics to support their Customer Engagement Site Certification

•	Enterprise Process Library - 85% usage in year-end survey

•	Implementation of XSOL back office workflow platform

•	Ideal Dialogue QA deal or retail deal

For 2017, we established the following financial targets with sliding scales from minimum to maximum for Adjusted EBITDA and Revenue, and the following strategic objectives. No payments can be earned if minimum thresholds are not met. (Dollars in millions.)

Financial Metric	Goal	Threshold to Earn Payout	% / $ Achieved	% Payout	% Weighting of Overall Goals	% Earned Payout
Adjusted EBITDA	$22.1	$17.9	$12.5	0%	50%	0%
Revenue	$340.0	$315.0	$292.6	0%	35%	0%
Strategic Objective
JD Power Agreement	N/A	N/A	100%	100%	4%	4%
Enterprise Process Library	85%	N/A	100%	100%	4%	4%
XSOL Backoffice Workflow Platform	N/A	N/A	100%	100%	4%	4%
Ideal Dialogue QA or Retail Deal	N/A	N/A	100%	100%	3%	3%
					Total Earned:	15%

Based on achievement of financial targets and strategic objectives, the following payouts were earned by our named executive officers under the Executive Incentive Plan for operational performance in 2017:

•	Mr. Carlson $76,973

•	Mr. Norsworthy $31,751

•	Mr. Martino $23,289

•	Mr. Kirksey $20,783

Settlement of Bonuses in Stock Options

To further encourage alignment with the interests of our stockholders, our Compensation Committee permitted our executive officers to elect to receive all or a portion of their bonus payments under the 2017 Executive Incentive Plan in the form of stock options. The number of stock options granted to each executive who elected stock options was based on the Black-Scholes value of a share of our common stock subject to the award on the date the payouts were approved. The options are immediately vested upon issuance and have a term of ten years. For the 2017 plan year, no executives elected to receive a portion of their bonus payment in the form of options.

2016 Chief Sales Officer Sales Commission Plan

In connection with his position within our Company, Mr. White is eligible to earn certain commissions under our 2016 Chief Sales Officer Sales Commission Plan. The 2016 Sales Commission Plan provides that Mr. White is eligible to earn a monthly commission for each qualifying Statement of Work (SOW) or amendment to an SOW that is a source of new revenue for us. The commissions are paid quarterly and calculated as the net new revenue we recognize from a qualifying SOW for the month, multiplied by Mr. Whites applicable target incentive percentage. Commissions can be earned for up to two years following execution of the SOW.

2017 Long-Term Compensation

The Compensation Committee has awarded stock options and restricted stock awards under our 2008 Equity Incentive Plan. Thus far, other equity-based incentives have not been considered, but they may be considered in the future. Options and restricted stock awards bear a relationship to the achievement of our long-term goals in that both increase in value as our stock increases in value. A significant portion of management’s compensation package is equity-based; as such, management bears significant exposure to downside equity risk as the income they derive from these stock-based awards is contingent upon our stock’s appreciation in the marketplace. The Compensation Committee has carefully evaluated the cost of the grants of stock options and restricted stock awards to our executive officers. It will continue to evaluate the cost of stock options and restricted stock awards and other forms of equity compensation vehicles against the benefit those vehicles are likely to yield in building sustainable share value.

In 2017, the Compensation Committee made grants to eligible executives of stock options as described above under “Determining Long Term Incentive Awards.” As described above, the stock options granted to all executive officers had a grant date fair value equal to 30% of the executive officer’s short-term incentive payout for fiscal 2016 (or, 50% in the case of the CEO). These grants were in addition to any stock options the executive officers received in connection with their election to receive a portion of their annual incentive payout in the form of stock options.

Long-term incentive equity grants made to our executive officers during 2017 are as follows:

•	Mr. Carlson 41,266

•	Mr. Norsworthy 10,213

•	Mr. Martino 7,427

•	Mr. Kirksey 6,685

All of the long-term incentive stock option awards cliff vest three years from the date of grant and have a term of ten years. The three-year cliff vesting is intended to incentivize retention and long-term performance.

Equity Grants and Market Timing

We have not granted equity awards in coordination with the release of material, non-public information, and our equity award grant practices are separate from discussions regarding the release of such information. The Compensation Committee makes the decision to grant stock options or restricted stock awards when new hires occur and when the Compensation Committee determines that additional equity grants are appropriate to reward and motivate performance or necessary to retain key talent. The Compensation Committee has approved guideline ranges for new hires by level of position to ensure our ability to attract and retain key employees. Grants are made on the date the Compensation Committee approves the grants and are not matched to other specific Company events, except, in the case of a grant to a new hire whose employment has not commenced, the grant date is the date he or she commences employment.

Except as stated below, we have no program, plan, or practice of awarding options and setting the exercise price based on any price other than the fair market value of our stock on the grant date. Our 2008 Equity Incentive Plan defines “fair market value” as the closing price of one share of our common stock on the trading day on which such fair market value is determined (i.e., the grant date).

Compensation Committee Discretion

The Compensation Committee retains the authority to review executive officer base compensation and approve increases based on general performance and market norms. The Compensation Committee also retains the authority to make long-term incentive grants (historically, stock options and restricted stock) based on several factors described in this Compensation Discussion and Analysis. The Committee intends to retain the discretion to make decisions about executive officer base compensation and certain levels of stock option grants without predetermined performance goals.

Policy Regarding Adjustment of Awards if Relevant Performance Measures Are Restated or Adjusted

Our Board may request disgorgement from an executive officer should a restatement occur that would have materially affected the amount of a previously paid award.

Severance Arrangements

We have entered into employment agreements with each of our named executive officers. The Compensation Committee believes that it is in the best interests of the Company and our stockholders to design compensation programs that assist us in attracting and retaining qualified executive officers, assure that we will have the continued dedication of our executive officers in the event of a pending, threatened or actual change of control, provide certainty about the consequences of terminating certain executive officers’ employment, protect us by obtaining non-compete covenants from certain executive officers that survive a termination of employment not involving a change of control, and to obtain a release of any claims from those former executive officers. Accordingly, the agreements generally provide for certain benefits if the executive officer’s employment or executive officer’s service is terminated involuntarily by us without cause, or in the case of the Chief Executive Officer and Chief Financial Officer, if they resign for good reason. In June 2011, the Committee instructed that any future agreements be limited to six month’s severance. In November 2015, the Committee provided enhanced severance benefits for our named executive officers and certain other members of our senior leadership team in the event the executive’s employment is terminated without cause or for good reason upon, or within two years after, the consummation of a change of control. The severance arrangements of our named executive officers are further described below under “Employment Agreements.”

Impact of Accounting and Tax Treatment on Various Forms of Compensation

We take into account the impact of accounting and tax treatment on each particular form of compensation. Certain of our incentive payments are designed so that they may be deductible under Section 162(m) of the Internal Revenue Code (the “Code”). However, our Compensation Committee retains the right to grant compensation that may not be fully deductible. We believe that the amount of any non-deductible compensation is not material. Where possible, we seek to administer our programs in such a manner that they do not constitute deferred compensation under Code Section 409A. Consistent with our practice over the last several years, we no longer provide tax gross-ups in the event of a change of control in which excise taxes are due pursuant to Section 280G and related sections of the Code. We closely monitor the accounting treatment of our equity compensation plans, and in making future grants, we consider the applicable accounting treatment.

Ownership Requirements and Policies Regarding Hedging Risk in Company’s Equity Securities

We have, from time to time, had stock ownership guidelines for outside directors and executives; however, in February 2013, our Compensation Committee suspended the guidelines as the Company has recently experienced significant changes in leadership and most directors and executives have not been around for the five-year period during which they had to comply with the guidelines. The Compensation Committee will revisit the issue of stock ownership guidelines periodically in light of its compensation philosophy and application to our directors and executives serving at the time. We do not have any policies regarding hedging economic risk and ownership of Company stock, but also have not had directors or executives engage in hedging or pledging activities.

The Role of Executive Officers in Determining Compensation

The Compensation Committee has an annual process for CEO evaluation, which includes input by all of the independent directors. The CEO makes no recommendation for his own pay, but does provide the Compensation Committee with compensation recommendations for his direct reports based on their overall performance.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (c)	Total ($)
Chad A. Carlson, President, CEO and Director	2017	512,577		—		201,250	76,973	13,564	804,364
	2016	501,923		—		49,145	402,500	13,938	967,506
	2015	488,462		—		164,738	98,290	12,934	764,424

Donald Norsworthy, Senior Vice President, Chief Financial Officer and Treasurer	2017	281,352		—		49,809	31,751	8,272	371,184
	2016	276,058		25,000	(d)	—	166,031	3,616	470,705
	2015	35,962		—		180,773	—	231	216,966

Stephen C. White, Chief Sales and Marketing Officer	2017	479,430	(e)	—		—	—	55,596	535,026
	2016	138,549	(e)	70,000	(f)	—	—	7,403	215,952

Peter F. Martino, General Manager and Senior	2017	307,856	(g)	—		36,225	23,289	13,674	381,044
	2016	322,647	(g)	—		9,000	120,750	13,474	465,871
	2015	316,426	(g)	—		31,144	30,000	12,439	390,009

Jaymes D. Kirksey, Senior Vice President, Global Human Resources	2017	230,140		—		32,603	20,783	8,862	292,388
	2016	225,866		—		8,049	108,675	10,033	352,623
	2015	223,077		—		24,345	26,829	10,251	284,502

(a)
The amounts shown in this column reflect the aggregate grant date fair value of stock awards and options granted to each named executive officer during 2017, 2016 and 2015, respectively. This does not reflect amounts paid to or realized by the named executive officers. See Note 11 to our consolidated financial statements for the year ended December 31, 2017 for information on the assumptions used in accounting for equity awards.

(b)
The amounts disclosed under Non-Equity Incentive Plan Compensation reflect payouts under the annual Executive Incentive Plan. For certain years, Messrs. Carlson and Kirksey elected to receive a portion of their total non-equity incentive plan compensation payout in the form of stock options. In fiscal 2017, neither elected to receive a portion of their non-equity incentive plan compensation payout in the form of stock options. For fiscal 2016, they elected to receive 50% of their total non-equity incentive plan compensation payout amount above in the form of stock options and 50% in cash. As a result, Mr. Carlson received an option to purchase 15,187 shares of our common stock and Mr. Kirksey received an option to purchase 4,145 shares of our common stock, each at $4.62 per share. In fiscal 2015, Mr. Carlson elected to receive 25% of his total non-equity incentive plan compensation payout amount above in the form of stock options and 75% in cash. As a result, Mr. Carlson received an option to purchase 13,340 shares of our common stock at $8.85 per share. The options hereunder were fully vested upon grant and expire ten years from the grant date.

(c)
Included in All Other Compensation for 2017 are employer contributions related to our 401(k) Plan (Mr. Carlson, $10,060; Mr. White, $1,251; Mr. Martino, $10,800; Mr. Kirksey, $7,056; and Mr. Norsworthy, $5,502), health insurance premiums (Mr. Carlson, $2,874; Mr. White, $2,635; Mr. Norsworthy, $2,770; Mr. Martino, $2,874), and premiums for group term and disability insurance (Mr. Carlson, $630; and Mr. Kirksey, $1,806); ); and relocation reimbursement (Mr. White, $51,710).

(d)	Mr. Norsworthy was paid a signing bonus of $25,000, less deductions, paid in two equal payments in January 2016 and April 2016 as an inducement to join the Company.

(e)	Mr. White's salary included commissions of $239,045 in fiscal 2017, $87 in fiscal 2016.

(f)	Mr. White was paid a signing bonus of $70,000, less deductions, in 2016 as an inducement to join the Company.

(g)	Mr. Martino’s salary included commissions of $50,241 in fiscal 2017, $71,686 in fiscal 2016 and $66,426 in fiscal 2015.

Grants of Plan-Based Awards in 2017

The following table includes plan-based awards made to named executive officers in 2017.

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (a)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Aggregate Grant Date Fair Value of Stock and Option Awards ($)
Name (d)	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Chad A. Carlson		(b)	515,000	772,500
	2/23/17				41,266 (c)	9.17	201,250

Donald Norsworthy	2/23/17	(b)	212,438	318,656	10,213 (c)	9.17	49,809

Peter F. Martino		(b)	156,000	234,000
	2/23/2017				7,427 (c)	9.17	36,225

Jaymes D. Kirksey		(b)	139,050	208,575
	2/23/2017				6,685 (c)	9.17	32,603

(a)	Non-equity incentive plan refers to our 2017 Executive Incentive Plan.

(b)	See “Compensation Discussion and Analysis-2017 Executive Incentive Plan” for a discussion of the levels of achievement of various metrics that could yield a partial payout.

(c)
These stock options were granted as annual long-term incentives. The grant date fair value is equal to 30% (or, 50% in the case of Mr. Carlson) of the executive’s fiscal 2016 short-term incentive payout. The stock options cliff vest three years from the date of grant.

(d)	Mr. White is not a participant in the 2017 Executive Incentive Plan and therefore is not included in this table.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table identifies the exercisable and unexercisable option awards for each of the named executive officers as of December 31, 2017.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Chad A. Carlson	2/23/2017	—	41,266	9.17	2/23/2027	(b)
	2/22/2016	15,187	—	4.62	2/22/2026	(a)
	2/22/2016	—	17,952	4.62	2/22/2026	(b)
	2/17/2015	13,340	—	8.85	2/17/2025	(a)
	2/17/2015	—	29,124	8.85	2/17/2025	(b)
	3/7/2014	20,905	—	7.00	3/7/2024	(a)
	3/7/2014	22,884	—	7.00	3/7/2024	(b)
	2/25/2013	42,477	—	4.56	2/25/2023	(a)
	2/25/2013	42,477	—	4.56	2/25/2023	(b)
	2/14/2013	200,000	—	4.42	2/14/2023	(b)
	6/24/2011	157,440	—	3.80	6/24/2021	(c)
	6/14/2010	71,747	—	4.79	6/14/2020	(c)

Donald Norsworthy	2/23/2017	—	10,213	9.17	2/23/2027	(b)
	11/16/2015	—	75,000	3.80	11/16/2025	(b)

Stephen C. White	6/1/2016	—	75,000	4.25	6/1/2026	(b)

Peter F. Martino	2/23/2017	—	7,427	9.17	2/23/2027	(b)
	2/22/2016	—	3,287	4.62	2/22/2026
	2/17/2015	—	5,506	8.85	2/17/2025	(b)
	1/20/2014	85,000	—	6.75	1/20/2024	(b)

Jaymes D. Kirksey	2/23/2017	—	6,685	9.17	2/23/2027	(b)
	2/22/2016	4,145	—	4.62	2/22/2026	(a)
	2/22/2016	—	2,940	4.62	2/22/2026	(b)
	2/17/2015	3,286	—	8.85	2/17/2025	(a)
	2/17/2015	—	4,304	8.85	2/17/2025	(b)
	3/7/2014	9,025	—	7.00	3/7/2024	(a)
	2/4/2013	50,000	—	4.23	2/4/2023	(b)

(a)	Options vest immediately.

(b)	Options fully vest after three years.

(c)	Options vest as to 25% of the option shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months.

EMPLOYMENT AGREEMENTS

Chad A. Carlson

On June 24, 2011, we entered into an Employment Agreement with Chad A. Carlson that replaced the previous employment agreement with Mr. Carlson, dated May 26, 2010.  The Employment Agreement provides for an initial annual salary of $415,000, subject to periodic review and adjustment by the Compensation Committee.

Pursuant to Mr. Carlson’s Employment Agreement, he is eligible to participate in the Company’s annual incentive bonus plan with a bonus potential of 100% of his then-current annual base salary at 100% target attainment pursuant to the Company’s incentive bonus plan.

Mr. Carlson’s employment with the Company can be terminated at any time for any reason by the Company or Mr. Carlson.  However, if Mr. Carlson’s employment is terminated without cause, or if Mr. Carlson resigns with good reason, he will be entitled to receive the equivalent of twelve months of his then-current annual base salary, payable on the same basis and at the same time as previously paid, and he will be entitled to receive his annual bonus for the year of termination, pro-rated for time and performance.  In addition, if Mr. Carlson timely elects continuation of health insurance pursuant to COBRA, the Company will reimburse Mr. Carlson for a portion of his COBRA premiums that is equal to the Company’s monthly percentage contribution toward his health benefit premiums as of the date of termination for a period of eighteen months.  In addition, pursuant to an amendment to his Employment Agreement approved by the Compensation Committee on November 23, 2015, if Mr. Carlson’s employment with the Company is terminated without cause or he resigns for good reason upon, or within two years after, the consummation of a change of control, Mr. Carlson will receive a lump sum payment equal to twenty-four months of his then-current annual base salary, as well as the health insurance benefits described above for a period of eighteen months. Severance and other benefits payable in connection with a change of control may be reduced if such benefits would be subject to taxation under Section 280G of the Internal Revenue Code to provide the greatest after-tax benefits.  All payments are contingent upon compliance with non-compete and non-solicit covenants.

The Employment Agreement also provides for non-disclosure by Mr. Carlson of the Company’s confidential or proprietary information and includes covenants by Mr. Carlson not to compete with the Company or hire or solicit its employees, suppliers and customers, in each case for a restricted period equal to twelve months following termination of employment.  Mr. Carlson also assigned to the Company any rights he may have to intellectual property that may be conceived in the scope of his employment.

Other Named Executive Officers

We are parties to Employment Agreements with each of the other named executive officers (Messrs. Norsworthy, White, Martino and Kirksey) that provide for the executive’s initial base salary and annual incentive bonus plan, expressed as a percentage of base salary. The Employment Agreements also provide for any initial equity grants.

Each named executive officer’s employment with the Company can be terminated at any time for any reason by the Company or the executive.  However, if the executive’s employment is terminated without cause, he will be entitled to receive six months of his then-current annual base salary payable on the same basis and at the same time as previously paid, commencing on the first regularly scheduled pay date following termination.  In addition, pursuant to an amendment to the Employment Agreements approved by the Compensation Committee on November 23, 2015, if the executive’s employment with the Company is terminated without cause or the executive resigns for good reason upon, or within two years after, the consummation of a change of control, the executive will receive a lump sum payment equal to twelve months of his then-current annual base salary, as well as the health insurance benefits described above for a period of twelve months.

The Employment Agreements also provides for non-disclosure by the executives of the Company’s confidential or proprietary information and includes covenants by the executives not to compete with the Company or hire or solicit its employees, suppliers and customers, in each case for a restricted period equal to twelve months following termination of employment.

Acceleration of Equity Awards upon Change of Control

The options that have been granted to each of the named executive officers have been granted under the 2008 Equity Incentive Plan, as amended (“2008 EIP”). Unless otherwise provided in an award agreement, if a change of control (generally defined as a transaction involving a merger or consolidation of the Company or a sale of substantially all of the Company’s assets) occurs, then each outstanding award under the 2008 EIP that is not yet vested will immediately vest with respect to 50% of the shares that were unvested immediately before the change of control. If, in connection with a change of control, the awards under the 2008 EIP were either continued in effect or assumed or replaced by the surviving corporation, and within two years after the change of control, a participant is involuntarily terminated other than for cause (or, for certain awards, termination with good reason), then each such outstanding award will immediately become vested and exercisable in full and will remain exercisable for twenty-four months. In the event that awards will be cancelled because they are not assumed or replaced by the surviving corporation, they will immediately vest.

Potential Payments Upon Termination or Change of Control

A summary of the potential payments that each of our named executive officers would have received upon involuntary termination without “cause” or resignation for “good reason” (as described in each respective named executive officer’s Employment Agreement summary, above) and upon a termination related to change of control (as described in each respective named executive officer’s Employment Agreement summary, above), assuming that each triggering event occurred on December 31, 2017, is set forth below.

	Involuntary termination without “cause” (or, for Messrs. Carlson and Norsworthy, resignation for “good reason”) absent change of control (a)
	Continuation of Salary ($)	Non-Equity Incentive Plan Compensation/ Bonus ($)	Continuation of Health Benefits ($)	Total ($)
Chad A. Carlson	515,000	76,973	20,539	612,512
Donald Norsworthy	141,625	N/A	7,710	149,335
Stephen C. White	125,000	N/A	6,846	131,846
Peter F. Martino	130,000	N/A	6,846	136,846
Jaymes D. Kirksey	115,875	N/A	—	115,875

(a)
Under the terms of Mr. Carlson’s Employment Agreement, if Mr. Carlson’s employment is terminated without cause, or if Mr. Carlson resigns for good reason, he will be entitled to receive (i) the equivalent of twelve months of his then-current annual base salary, (ii) his annual non-equity incentive plan bonus for the year of termination, pro-rated for time and performance, and (iii) if timely elected, reimbursement for a portion of his COBRA premiums equal to the Company’s monthly percentage contribution toward his health benefit premiums as of the date of termination for a period of eighteen months.  The amounts listed above under Non-Equity Incentive Plan Compensation/Bonus represent the amounts earned under the non-equity incentive bonus plan during 2017. Under the terms of each other executive’s Employment Agreement, if the executive’s employment is terminated without cause (or, in the case of Mr. Norsworthy, if he resigns for good reason), he will be entitled to receive (i) the equivalent of six months of his then-current annual base salary and (ii) if timely elected, reimbursement for a portion of his COBRA premiums that is equal to the Company’s monthly contribution toward his health benefit premiums as of the date of termination for a period of six months.

	Change of control (a)	Involuntary termination without “cause” or resignation for “good reason” upon, or within two years after, a “change of control” (b)
	Acceleration of Equity Awards ($) (c)	Continuation of Salary ($)	Continuation of Health Benefits ($)	Acceleration of Equity Awards ($) (a)	Total ($)
Chad A. Carlson	80,837	1,030,000	20,539	80,837	1,131,376
Donald Norsworthy	235,460	283,250	15,420	235,460	534,130
Stephen C. White	214,500	250,000	13,693	214,500	478,193
Peter F. Martino	14,847	260,000	13,693	14,847	288,540
Jaymes D. Kirksey	12,949	231,750	—	12,949	244,699

(a)
Unless otherwise provided in an award agreement, if a change of control (generally defined as a transaction involving a merger or consolidation of the Company or a sale of substantially all of the Company’s assets) occurs, then each outstanding award under the 2008 EIP that is not yet vested will immediately vest with respect to 50% of the shares that were unvested immediately before the change of control. If, in connection with a change of control, the awards under the 2008 EIP were either continued in effect or assumed or replaced by the surviving corporation, and within two years after the change of control, a participant is involuntarily terminated other than for cause, then each such outstanding award will immediately become vested and exercisable in full and will remain exercisable for twenty-four months. The table above shows the value as of December 31, 2017 of the acceleration of equity awards (i.e., 50% of unvested shares) if a change of control occurred on December 31, 2017.

(b)
Under the terms of their Employment Agreements, if a named executive officer’s employment with the Company is terminated without cause or such named executive officer resigns for good reason upon, or within two years after, the consummation of a change of control, such named executive officer will receive a lump sum payment equal to twelve months (twenty-four months for the Chief Executive Officer) of his then-current annual base salary, as well as the health insurance benefits described above for a period of twelve months (eighteen months for the Chief Executive Officer).

(c)	All other stock options were either fully vested or had exercise prices below the market value at December 31, 2017.

Summary of “Good Reason,” “Cause” and “Change of Control” in Employment Agreements and 2008 EIP

In general, “good reason” includes:

(a)	reduction of base salary, bonus, or benefits except as part of across-the-board reductions of all of our executive officers;

(b)	assignment of duties that are substantially inconsistent with their position with us and not a reasonable advancement for them; or

(c)	the executive’s principal place of performing services for us being relocated more than 60 miles from its current location.

In general, the definition of “cause” includes:

(a)    incompetence;
(b)    failure or refusal to perform required duties;

(c)	violation of law (other than traffic violations, misdemeanors or similar offenses), court order, regulatory directive, or agreement;
(d)    material breach of the executive’s fiduciary duty to us; or

(e)	dishonorable or disruptive behavior that would be reasonably expected to harm us or bring disrepute to us, our business, or any of our customers, employees or vendors.

In general, the definition of “change of control” includes:

(a)	an acquisition by any person of beneficial ownership of 30% or more of our then outstanding shares of common stock or the combined voting power of our then outstanding voting securities;

(b)	incumbent members of our board of directors ceasing for any reason to constitute at least a majority of the board;

(c)
our consummation of a reorganization, merger or consolidation with or into another entity, unless our stockholders immediately prior to such transaction own at least a majority of the outstanding shares of common stock and the combined voting power of the outstanding voting securities of the surviving or acquiring entity resulting from the transaction;

(d)    our consummation of the sale or other disposition of all or substantially all of our assets; or
(e)    approval by the stockholders of our complete liquidation or dissolution.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Chad A. Carlson, our Chief Executive Officer (our “CEO”):
For 2017, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was $9,889; and

•	the annual total compensation of our CEO, for purposes of determining the CEO Pay Ratio was $804,364.

Based on this information, for fiscal year 2017, the ratio of the annual total compensation of our CEO, to the annual total compensation of our median employee was estimated to be 81:1.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
To determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:
We determined that, as of December 31, 2017, our employee population consisted of approximately 13,280 individuals globally. We selected December 31, 2017, which is within the last three months of 2017, as the date upon which we would identify the “median employee” to reflect a full fiscal year of global workforce compensation.
Our employee population, after taking the 5% “De Minimis Exemption” adjustment as permitted under SEC rules (described below), consisted of approximately 12,892 individuals.

De Minimis Exemption:
Total US Employees	4,724
Total Non-US Employees	8,556	(no exemptions)
Total Global Workforce	13,280
Total Exemptions:
Jamaica	388
Total Exclusions:	388

Total US Employees	4,724
Total non-US. Employees	8,168	(excluding 388 employees)
Total Workforce for Median Calculation	12,892

In total, we excluded less than 5% of our total global workforce (approximately 388 individuals) from the identification of the “median employee,” as permitted by SEC rules.

To identify the “median employee” from our employee population, we collected actual base salary, bonus paid, and any overtime paid during the 12-month period ending December 31, 2017.

In making this determination, we annualized the compensation of all newly hired permanent employees during this period.

Compensation of Directors
The following table presents the total compensation for each non-employee director who served as a member of our Board of Directors during 2017. In 2017, we did not pay any other compensation to the members of our Board of Directors.

Name	Stock Awards(a) ($)	Option Awards(a) ($)	Total ($)
Arnaud Ajdler	90,000	—	90,000
Jack D. Plating	—	90,113	90,113
Benjamin L. Rosenzweig	90,000	—	90,000
Robert Sheft	—	90,113	90,113
Ed Zschau	—	90,113	90,113

(a)
The amounts shown in these columns reflect the aggregate grant date fair value of stock awards and options granted to each director during 2017. This does not reflect amounts paid to or realized by the directors.  See Note 11 to our consolidated financial statements for the year ended December 31, 2017 for information on the assumptions used in accounting for equity awards.

Members of the Board of Directors are compensated entirely with equity awards.  At the start of each quarter, members of the Board of Directors, at their option, may elect to receive (1) stock options to purchase shares of common stock with a fair value equivalent to $22,500 (calculated using the Black-Scholes pricing model), (2) common stock with a grant date fair value of $22,500, (3) deferred stock units with a fair value equivalent to $22,500 or (4) any combination of options, stock and deferred stock units.  Upon the date of grant, the members of the Board of Directors are immediately vested in the stock options or stock.

As of December 31, 2017, our current non-employee directors had the following outstanding equity awards:

Name	Aggregate number of stock options	Aggregate number of deferred stock units
Arnaud Ajdler	—	41,234
Jack D. Plating	133,041	—
Benjamin L. Rosenzweig	196,054	8,891
Robert Sheft	208,682	—
Ed Zschau	223,682	—

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans
 The following table summarizes information as of December 31, 2017, about our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,322,323	$4.94	295,248
Equity compensation plans not approved by stockholders	—	—	—
Total	2,322,323	$4.94	295,248

Beneficial Ownership of Common Stock by Directors, Executive Officers, and Principal Stockholders
The table below presents information as of February 13, 2018, regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and the executive officers named in the Summary Compensation Table;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our current executive officers and directors as a group.

	Beneficial Ownership of Shares
Name of Beneficial Owner	Number of Shares (1)	Percentage of Class
A. Emmet Stephenson, Jr. (2)(3)	2,914,382	18.0%
Privet Fund Management LLC (4)	1,471,055	9.1%
Dimensional Fund Advisors LP (5)	921,475	5.7%
Steven D. Lebowitz (6)	978,500	6.0%
BlackRock, Inc. (7)	816,533	5.0%
Directors:
Arnaud Ajdler (2)(8)	613,428	3.8%
Jack D. Plating (2)(9)	167,288	1.0%
Benjamin L. Rosenzweig (2)(10)	222,864	1.4%
Robert Sheft (2)(11)	250,340	1.5%
Ed Zschau (2)(12)	254,004	1.5%
Named Executive Officers:
Chad A. Carlson (2)(13)	757,205	4.5%
Donald Norsworthy (2)	17,554	*
Peter F. Martino (2)(14)	125,430	*
Stephen C. White (2)	783	*
Jaymes D. Kirksey (2)(15)	84,416	*

All Current Directors and Executive Officers as a group (10 persons)	2,493,312	14.0%

*                 Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Accordingly, share ownership in each case includes shares issuable upon exercise of outstanding options that are exercisable within 60 days after February 13, 2018.  Included in this table are all shares of restricted stock (vested and unvested) and deferred stock units (vested and unvested) as of February 13, 2018.  Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) The address of such person is c/o StarTek, Inc., 8200 East Maplewood Ave., Suite 100, Greenwood Village, Colorado 80111.

(3) This disclosure is based on information provided to us in a questionnaire. Mr. Stephenson has entered into an investor rights agreement with us, which is more fully described below in "Certain Relationships and Related Transactions, and Director Independence."

(4) This disclosure is based on a Schedule 13D/A filed with the SEC by Privet Fund LP on May 15, 2015. The address of this stockholder is 79 West Paces Ferry Road, Suite 200B, Atlanta, Georgia 30305. These securities are owned by various individual and institutional investors, including Privet Fund Management LLC (which owns 1,471,055 shares, representing 9.3% of the shares outstanding). Privet Fund Management LLC reports shared voting power with respect to 1,471,055 shares and shared dispositive power with respect to 1,471,055 shares.

(5) This disclosure is based on a Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP on February 9, 2018.  The address of this stockholder is Building One, 6300 Bee Cave Road, Austin, Texas 78746.  For purposes of the reporting requirements of the Exchange Act, Dimensional Fund Advisors LP is deemed to be a beneficial owner of such securities; however, Dimensional Fund Advisors, LP expressly disclaims that it is, in fact, the beneficial owner of such securities.  Dimensional Fund Advisors LP reports sole voting power with respect to 880,226 shares and sole dispositive power with respect to 921,475 shares.

(6) This disclosure is based on a Schedule 13G filed with the SEC by Steven D. Lebowitz on February 15, 2018.  The address of this stockholder is 1333 Second Street, Suite 650, Santa Monica, CA 90401. Mr. Lebowitz reports sole voting and dispositive voting power with respect to 157,500 shares. In addition, Mr. Lebowitz reports shared voting and dispositive power together with Deborah P. Lebowitz (as to 821,000 shares), with The Lebowitz Family LLC (as to 117,500 shares), with Lebowitz RCT, L.P (as to 40,000 shares) and Lebowitz RCT, Inc. (as to 40,000 shares).

(7) This disclosure is based on a Schedule 13G filed with the SEC by BlackRock, Inc. on February 1, 2018.  The address of this stockholder is 55 East 52nd Street, New York, NY 10055.

(8) Includes 43,525 shares of common stock underlying deferred stock units that will settle when the director’s service on the Board of Directors terminates.

(9) Includes 136,291 shares of common stock underlying vested stock options.

(10) Includes 196,054 shares of common stock underlying vested stock options and 11,182 shares of common stock underlying deferred stock units that will settle when the director's service on the Board of Directors terminates.

(11) Includes 211,932 shares of common stock underlying vested stock options.

(12) Includes 13,368 share owned by the Zschau Living Trust and 226,932 shares of common stock underlying vested stock options.

(13) Includes 615,581 shares of common stock underlying vested stock options.

(14) Includes 90,506 shares of common stock underlying vested stock options.

(15) Includes 70,760 shares of common stock underlying vested stock options

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors
Our Board of Directors has determined that each of Mr. Ajdler, Mr. Plating, Mr. Rosenzweig, Mr. Sheft and Dr. Zschau are “independent” under the regulations of the New York Stock Exchange (the “NYSE”).  None of these directors has any relationship or has been party to any transactions that the Board believes could impair the independent judgment of these directors in considering matters relating to us.

Related Person Transaction Approval Policy
Our Audit Committee reviews and pre-approves transactions we may enter into with our directors, executive officers, principal stockholders (greater than 5%) or persons affiliated with our directors, executive officers or principal stockholders. Our Audit Committee has adopted formal procedures for these reviews. We have a written related person transaction approval policy, which the Audit Committee is responsible for applying.  Transactions subject to this policy include any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company is or will be a participant and in which a related person has a direct or indirect interest.  A related person includes (1) all of our directors and executive officers, (2) any nominee for director, (3) any immediate family member of a director, nominee for director or executive officer and (4) any holder of more than five percent of our common stock, or an immediate family member of such holder.  The standards for approval by the Audit Committee include (i) whether the terms are fair to the Company, (ii) whether the transaction is material to the Company, (iii) the role that the related person has played in arranging the transaction, (iv) the structure of the related person transaction and (v) the interests of all related persons in the transaction.  Furthermore, our Code of Business Conduct and Ethics requires directors and executive officers to disclose any transaction with us in which they may have a direct or indirect interest.

Certain Transactions

Review, Approval and Ratification of Related Party Transactions
Pursuant to the Audit Committee Charter, the Audit Committee of the Board of Directors reviews periodically, but at least annually, a summary of our transactions with our directors and executive officers and with firms that employ directors, as well as any other material related party transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved.  This list of transactions is compiled via questionnaires that are distributed annually to all our directors and officers and upon initial employment and/or election to the Board.  The Audit Committee has adopted a related person transaction approval policy, described on page 11, which sets forth guidelines for the review and approval of related party transactions.

Investor Rights Agreement
We entered into an investor rights agreement with A. Emmet Stephenson, Jr. that took effect on June 9, 2004 and terminates if Mr. Stephenson ceases to beneficially own at least 10% of our common stock. The agreement provides that, subject to the Board of Directors’ fiduciary duties under applicable law, we will nominate for election to our Board of Directors designees named by Mr. Stephenson representing (i) a number of directors equal to one less than a majority of the Board if there is an odd number of directors, or two less than a majority if there is an even number of directors, so long as Mr. Stephenson, together with members of his family, beneficially owns 30% or more of our outstanding common stock or (ii) one director, so long as Mr. Stephenson, together with members of his family, beneficially owns between 10% and 30% of our outstanding common stock. The agreement also required that we amend Article II, Section 6 of our Bylaws to provide that a holder of 10% or more of our outstanding common stock is entitled to call a special stockholders meeting. The investor rights agreement provides that so long as Mr. Stephenson, together with members of his family, beneficially owns 10% or more of our outstanding common stock, Article II, Section 6 of the Bylaws, as amended, may not be further amended by our Board of Directors without Mr. Stephenson’s consent.

On February 1, 2014, we entered into an amendment to the investor rights agreement removing the inclusion of shares of common stock held by members of Mr. Stephenson’s family in determining beneficial ownership. Mr. Stephenson owned approximately 18.4% of our outstanding common stock as of February 13, 2018.  Accordingly, Mr. Stephenson currently has the right to elect one director; however, none of the nominees named in Proposal 1 were nominated by Mr. Stephenson.
Mr. Stephenson’s nominees under these provisions need not be independent or meet other specific criteria, so long as a majority of the members of our Board are independent under the rules of the SEC and the NYSE.

The rights provided to Mr. Stephenson in the investor rights agreement may not be transferred to any third party other than to Mrs. Stephenson, upon the death or incompetence of Mr. Stephenson and to her estate, upon the subsequent death or incompetence of Mrs. Stephenson. Mr. Stephenson does not have the right to vote shares of stock held by other members of the Stephenson family.

Settlement and Standstill Agreement with Privet and A. Emmet Stephenson, Jr.
On May 5, 2011, the Company entered into a Settlement and Standstill Agreement with Privet Fund LP, Privet Fund Management LLC, Ryan Levenson, Ben Rosenzweig, A. Emmett Stephenson, Jr. and Toni E. Stephenson pursuant to which Mr. Rosenzweig and Mr. Sheft were appointed to our Board. Pursuant to the agreement, Privet Fund LP, Privet Fund Management LLC, Mr. Levenson and Mr. Rosenzweig agree that neither they, nor any of their respective affiliates will, while Messrs. Rosenzweig and Sheft serve on the Board, engage in, among other things, any proxy solicitation with respect to the securities of the Company or any tender offer, business combination or restructuring with respect to the Company, and will not to seek to place a representative on the Board, seek the removal of any member of the Board or change the size or composition of the Board.

Nomination and Standstill Agreement with Engine Capital
On March 19, 2015, the Company entered into a Nomination and Standstill Agreement with Engine Capital, L.P., Engine Jet Capital, L.P., P Engine Ltd., Engine Investments, LLC, Engine Capital Management, LLC and Arnaud Ajdler (the “Engine Capital Group”) pursuant to which the Company agreed to nominate Mr. Ajdler to the Board at the 2015 Annual Meeting. The Company agreed to use the same solicitation efforts on behalf of Mr. Ajdler as for all other nominees. Under the agreement, if at any time, the Engine Capital group ceases to own at least 3% of the common stock of the Company (other than as a result of dilutive issuances by the Company), Mr. Ajdler will promptly resign from the Board. While serving on the Board, Mr. Ajdler agrees to be bound by all policies, codes and guidelines (including the Company’s insider trading policy) applicable to directors of the Company. Pursuant to the agreement, the Engine Capital Group agreed that neither they, nor any of their respective affiliates will, until Mr. Ajdler ceases to serve as a director on the Board, engage in, among other things, any proxy solicitation with respect to the securities of the Company or any tender offer, business combination or restructuring with respect to the Company, and will not seek to place a representative on the Board, seek the removal of any member of the Board or change the size or composition of the Board.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees
The aggregate fees billed for services rendered by EKS&H LLLP during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit fees (a)	$290,113	$279,430
Audit related fees (b)	81,640	74,447
Tax fees (c)	18,400	34,300
All other fees	—	—
Total	$390,153	$388,177

(a)	Audit fees for services consisted of audits of our annual financial statements and internal controls over financial reporting and reviews of our Quarterly Reports on Form 10-Q.

(b)	Audit-related fees consisted of services related to our SOC 2 audit.

(c)	Tax fees for 2017 and 2016 consisted of services related to review of U.S. Federal and state tax returns, review of non-US tax returns, and certain other tax related services in foreign countries.

In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all services provided by our independent registered public accounting firm, including audit engagement fees and terms and non-audit services provided to us by our independent auditors (subject to the de minimis exception for non-audit services contained in the Exchange Act), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

The Audit Committee has determined that the non-audit services provided by EKS&H LLLP were compatible with maintaining the firms’ independence.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
10.1	Investor Rights Agreement by and among StarTek, Inc., A. Emmet Stephenson Jr., and Toni E. Stephenson	10-K	10.48	3/9/2004
10.2†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.3†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.4†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.6†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.7†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.8	Settlement and Standstill Agreement by and among StarTek, Inc., A. Emmett Stephenson, Jr., Privet Fund LP, Privet Fund Management LLP, Ryan Levenson, Ben Rosenzweig and Toni E. Stephenson dated as of May 5, 2011	8-K	10.1	5/6/2011
10.9†	Amended and Restated Employment Agreement of Chad A. Carlson dated June 24, 2011	8-K	10.1	6/29/2011
10.10&	Order No. 20070105.006.S.28 effective August 1, 2011 pursuant to Agreement No. 20060105.006.C between StarTek, Inc. and AT&T Services, Inc	10-Q	10.1	11/2/2011
10.11&	Services Agreement and Statement of Work by and between StarTek, Inc. and T-Mobile USA, Inc. for certain call center services dated effective July 1, 2011	10-Q	10.2	11/2/2011

10.12†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.13†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.14	Amendment to Investor Rights Agreement by and among StarTek, Inc. and A. Emmet Stephenson Jr.	10-K	10.35	3/7/2014
10.15†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016
10.16†	StarTek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.17&	Master Services Agreement executed January 6, 2014 between StarTek, Inc. and Comcast Cable Communications Management, LLC effective June 22, 2013	10-Q/A	10.2	7/29/2014
10.18	Nomination and Standstill Agreement, dated March 19, 2015, by and among StarTek, Inc., and the members of the Engine Capital Group	8-K	10.1	3/20/2015
10.19	Credit Agreement, dated April 29, 2015, by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	8/10/2015
10.20†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.21†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.22	First Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.2	8/10/2015
10.23	Second Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	11/9/2015
10.24†	Employment Agreement by and between Donald Norsworthy and StarTek, Inc.	10-K	10.26	3/14/2016
10.25†	Form of Amendment to Employment Agreement for executive officers	10-K	10.27	3/14/2016
10.26	Third Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	8-K	10.1	1/26/2016
10.27&	Contract Center Master Services Agreement between StarTek, Inc. and AT&T Services, Inc. effective August 8, 2016	10-Q	10.1	11/8/2016
10.28	Fourth amendment to the Credit Agreement by and among Startek, Inc. and BMO Harris Bank, N.A	10-Q	10.1	4/3/2017
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Balance Sheets as of December 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2014 and (v) Notes to Consolidated Financial Statements

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

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: March 16, 2018
Chad A. Carlson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHAD A. CARLSON	President and Chief Executive Officer (principal executive officer)	Date: March 16, 2018
Chad A. Carlson

/s/ DON NORSWORTHY	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: March 16, 2018
Don Norsworthy

/s/ ED ZSCHAU	Chairman of the Board	Date: March 16, 2018
Ed Zschau

/s/ ROBERT SHEFT	Director	Date: March 16, 2018
Robert Sheft

/s/ BENJAMIN L. ROSENZWEIG	Director	Date: March 16, 2018
Benjamin L. Rosenzweig

/s/ JACK D. PLATING	Director	Date: March 16, 2018
Jack D. Plating

/s/ ARNAUD AJDLER	Director	Date: March 16, 2018
Arnaud Ajdler