Form 10-Q
period 2018-03-31
StarTek, Inc.
filed 2018-05-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of April 30, 2018, there were 16,216,297 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$69,114	$77,652
Warrant contra revenue	(2,500)	—
Net revenue	66,614	77,652
Cost of services	61,156	67,638
Gross profit	5,458	10,014
Selling, general and administrative expenses	8,558	7,882
Transaction related fees	1,887	—
Impairment losses and restructuring charges, net	4,453	—
Operating income (loss)	(9,440)	2,132
Interest and other expense, net	(438)	(367)
Income (loss) before income taxes	(9,878)	1,765
Income tax expense (benefit)	148	(28)
Net income (loss)	$(10,026)	$1,793
Other comprehensive income (loss), net of tax:		1
Foreign currency translation adjustments	137	(14)
Change in fair value of derivative instruments	(900)	446
Comprehensive income (loss)	$(10,789)	$2,225

Net income (loss) per common share - basic	$(0.62)	$0.11
Weighted average common shares outstanding - basic	16,195	15,815

Net income (loss) per common share - diluted	$(0.62)	$0.11
Weighted average common shares outstanding - diluted	16,195	16,995

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,196	$1,456
Trade accounts receivable, net	54,087	53,052
Prepaid expenses	2,166	2,351
Other current assets	591	1,290
Total current assets	$58,040	$58,149
Property, plant and equipment, net	17,508	19,943
Intangible assets, net	2,993	5,557
Goodwill	9,077	9,077
Other long-term assets	3,533	3,272
Total assets	$91,151	$95,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,589	$7,019
Accrued liabilities:
Accrued employee compensation and benefits	10,217	12,850
Other accrued liabilities	3,157	2,105
Other current debt	2,556	2,725
Other current liabilities	1,553	1,249
Total current liabilities	$24,072	$25,948
Line of credit	24,720	19,078
Other debt	2,482	3,128
Other liabilities	775	905
Total liabilities	$52,049	$49,059
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 16,207,297 and 16,175,351 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$162	$162
Additional paid-in capital	85,547	82,594
Accumulated other comprehensive income	621	1,384
Accumulated deficit	(47,228)	(37,201)
Total stockholders’ equity	$39,102	$46,939
Total liabilities and stockholders’ equity	$91,151	$95,998

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$(10,026)	$1,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,643	2,962
Impairment losses	3,386	—
Share-based compensation expense	262	229
Warrant contra revenue	2,500	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,001)	5,545
Prepaid expenses and other assets	88	(214)
Accounts payable	326	18
Accrued and other liabilities	(1,796)	(3,150)
Net cash (used in) provided by operating activities	(3,618)	7,183

Investing Activities
Proceeds from sale of assets	—	342
Purchases of property, plant and equipment	(1,944)	(1,113)
Net cash used in investing activities	(1,944)	(771)

Financing Activities
Proceeds from the issuance of common stock	190	98
Proceeds from line of credit	83,532	79,675
Principal payments on line of credit	(77,890)	(84,980)
Principal payments on other debt	(733)	(868)
Net cash provided by (used in) financing activities	5,099	(6,075)
Effect of exchange rate changes on cash	203	(12)
Net (decrease) increase in cash and cash equivalents	(260)	325
Cash and cash equivalents at beginning of period	$1,456	$1,039
Cash and cash equivalents at end of period	$1,196	$1,364

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(In thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of operating results that may be expected during any other interim period of 2018 or the year ending December 31, 2018.
The consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, (Topic 606). Topic 606 replaces numerous industry specific requirements and converges the accounting guidance on revenue recognition with International Financial Reporting Standards 15 (IFRS 15). Topic 606 utilizes a five-step process, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs.

For more information, refer to Note 12, "Revenue Recognition."

Common Stock Warrant Accounting

We account for common stock warrants as equity instruments, based on the specific terms of our warrant agreement. For more information, refer to Note 13, "Warrants."

Recent Accounting Pronouncements

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

In July 2017, FASB issued a two-part ASU, No. 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In conjunction with the Amazon transaction agreement, we adopted this ASU for the first quarter of 2018. Adoption resulted in treatment of the warrants as equity in our consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"), Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We adopted this ASU for the first quarter of 2018. A modification to the share-based payment award plan also occurred during the first quarter of 2018; modification accounting was not required because the the modification to the plan did not result in a material impact to our consolidated financial statements.

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

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740) ("ASU 2016-16"), Intra-Entity Transfers of Assets Other Than Inventory. The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. We adopted this ASU for the first quarter of 2018; since there have been no intra-entity transfers of assets, there has been no impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have completed our assessment of the impact of Topic 606 and have concluded that our historical revenue recognition practices are in compliance with the new standard. However, we have included additional qualitative and quantitative disclosures about our revenues as is required by Topic 606. We will utilize the Modified Retrospective transition method. Please refer to Note 12 "Revenue Recognition" for additional information.

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

In 2017, we concluded that goodwill was not impaired. No indicators of impairment exist as of March 31, 2018.

Intangible Assets

In February, we notified our RN's on Call clients that we would no longer be providing service after March. As a result, we fully impaired the remaining customer relationship asset of $181.

In March, Sprint indicated their intent to wind down their business with us by June 2018. Accordingly, we recorded an impairment charge of $2,098 related to the customer relationship asset.

The following table presents our intangible assets as of March 31, 2018.

	Gross Intangibles	Accumulated Amortization	Impairment	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$244	$—	$146	2.25
Customer relationships	7,550	2,949	2,279	2,322	3.11
Trade names	1,050	525	—	525	2.34
	$8,990	$3,718	$2,279	$2,993	2.93

Expected future amortization of intangible assets as of March 31, 2018 is as follows:

Year Ending December 31,	Amount
Remainder of 2018	$524
2019	691
2020	688
2021	564
2022	422
Thereafter	104

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

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Shares used in basic earnings per share calculation:	16,195	15,815
Effect of dilutive securities:
Stock options	—	1,085
Restricted stock/Deferred stock units	—	95
Total effects of dilutive securities	—	1,180
Shares used in dilutive earnings per share calculation:	16,195	16,995

The following shares were not included in the computation of diluted earnings per share because the exercise price exceeded the value of the shares, or we reported a net loss, and the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Anti-dilutive securities:
Stock options	2,311	10
Restricted stock/Deferred stock units	55	—
Total anti-dilutive securities	2,366	10

4. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the first quarter of 2018, we closed our facility in Colorado Springs, Colorado. The closure resulted in an impairment loss of $1.1 million related to the disposal of certain assets, primarily leasehold improvements.

In February, we notified our RN's on Call clients that we would no longer be providing service after March. As a result, we fully impaired the remaining customer relationship asset of $181.

In March, Sprint indicated their intent to wind down their business with us by June 2018. Accordingly, we recorded an impairment charge of $2,098 related to the customer relationship asset.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the three months ended March 31, 2018:

Facility-Related and Employee-Related Costs
	Domestic	Nearshore	Offshore	Total
Balance as of January 1, 2018	$9	$—	$—	$9
Expense (Reversal)	$859	$31	$177	$1,067
Payments	$(151)	$(31)	$(11)	$(193)
Balance as of March 31, 2018	$717	$—	$166	$883

Domestic Segment

In conjunction with the Colorado Springs closure, we established restructuring reserves for employee related costs of $43 when employees were notified and facility related costs of $346 at the time the facilities were vacated. We expect to pay these expenses over the remainder of the lease term, through third quarter 2019.

In the first quarter 2018. we eliminated a number of positions under a company-wide restructuring plan. We established reserves for employee related costs of $320 for our Domestic segment. We recognized employee related expense as incurred of $149 for our Domestic segment in March 2018, and we expect to pay the remaining costs by the end of second quarter 2018.

Nearshore Segment

In the first quarter 2018, we eliminated a number of positions under a company-wide restructuring plan. We recognized employee related expense as incurred of $31 for our Nearshore segment in March 2018. All payments were complete by end of the first quarter 2018.

Offshore Segment

In the first quarter 2018. we eliminated a number of positions under a company-wide restructuring plan. We recognized employee related expense as incurred of $29 for our Offshore segment in March 2018. All payments were complete by end of the first quarter 2018.

In February 2018, we vacated a portion of the space under lease at our Angeles location in the Philippines, and established reserves for facilities related costs of $166, offset by a reduction in facilities expense of ($18) upon reconciliation of the outstanding long and short term liabilities related to the lease. We expect to pay these costs by the end of third quarter 2018.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended March 31,
	2018		2017
	Revenue	Percentage	Revenue	Percentage
T-Mobile	$18,188	27.3%	$22,054	28.4%
Comcast	$8,629	13.0%	$3,802	4.9%
AT&T	$5,070	7.6%	$8,647	11.1%
Sprint	$2,808	4.2%	$10,256	13.2%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of March 31, 2018, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements.  These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers.  We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital.  The aggregate gross amount factored under these agreements was $8,749 and $28,742 for the three months ended March 31, 2018, and March 31, 2017, respectively.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended March 31, 2018 and 2017, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of March 31, 2018:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	11,400	$8,875
Philippine Peso	1,424,000	27,066
		$35,941

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 7, "Fair Value Measurements," and are included in the Other current assets and Other current liabilities in our consolidated balance sheets, respectively.

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
Level 3 - Unobservable inputs that cannot be supported by market activity and that are significant to the fair value of the asset, liability, or equity such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

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

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$157	$—	$157
Total fair value of assets measured on a recurring basis	$—	$157	$—	$157

Liabilities:
Foreign exchange contracts	$—	$604	$—	$604
Total fair value of liabilities measured on a recurring basis	$—	$604	$—	$604

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$566	$—	$566
Total fair value of assets measured on a recurring basis	$—	$566	$—	$566

Liabilities:
Foreign exchange contracts	$—	$175	$—	$175
Total fair value of liabilities measured on a recurring basis	$—	$175	$—	$175

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

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment. As of March 31, 2018, outstanding letters of credit totaled $893.

The Credit Agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00:1.00, if a reporting trigger period commences. We were in compliance with applicable covenants as of March 31, 2018.

As of March 31, 2018, we had $24,720 of outstanding borrowings and our remaining borrowing capacity was $18,618.

Other Debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in other current debt and other debt, as applicable.

9. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards for the three months ended March 31, 2018 was $262, and for the three months ended March 31, 2017 was $229, and is included in selling, general and administrative expenses. As of March 31, 2018, there was $697 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.78 years.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Accumulated other comprehensive income consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Total
Balance at December 31, 2017	$1,971	$(1,441)	$854	$1,384
Foreign currency translation	137	—	—	137
Reclassification to operations	—	(88)	—	(88)
Unrealized gains		(812)	—	(812)
Balance at March 31, 2018	$2,108	$(2,341)	$854	$621

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 were as follows:

Details about AOCI components	Amount reclassified from AOCI		Affected line item in the Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2018	2017
Losses on cash flow hedges
Foreign exchange contracts	$(24)	$134	Cost of services
Foreign exchange contracts	(64)	10	Selling, general and administrative expenses
Total reclassifications for the period	$(88)	$144

11.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of March 31, 2018, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Domestic	$41,587	$44,363
Offshore	18,166	21,123
Nearshore	9,361	12,166
Total	$69,114	$77,652

Gross profit:
Domestic	$2,527	$1,509
Offshore	5,296	6,175
Nearshore	135	2,330
Total	$7,958	$10,014

Warrant Contra Revenue*	(2,500)	—
Total	$5,458	$10,014

* We did not allocate warrant contra revenue related to the Amazon agreement to the reportable segments. Allocation to reportable segments would have resulted in distortion of the gross margins of the segments.

12.  REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, (Topic 606). Topic 606 replaces numerous industry specific requirements and converges the accounting guidance on revenue recognition with International Financial Reporting Standards 15 (IFRS 15). Topic 606 utilizes a five-step process, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs.

We have completed our assessment of the impact of Topic 606 and have concluded that our historical revenue recognition, contract acquisition cost, and fulfillment cost practices are in compliance with the new standard. However, we have included additional qualitative and quantitative disclosures about our revenues as is required by Topic 606.

Contracts with Customers
All of the Company's revenues are derived from written contracts with our customers. Generally speaking, our contracts document our customers' intent to utilize our services and the relevant terms and conditions under which our services will be provided. Our contracts do not contain minimum purchase requirements nor do they include termination penalties. Our customers may generally cancel our contract, without cause, upon written notice (generally ninety days). While our contracts do have stated terms, because of the facts stated above, they are accounted for on a month-to-month basis.
Our contracts give us the right to bill for services rendered during the period, which for the majority of our customers is a calendar month, with a few customers specifying a fiscal month.

Performance Obligations
We have identified one main performance obligation for which we invoice our customers, which is to stand ready to provide care services for our customers’ clients. A stand-ready obligation is a promise that a customer will have access to services as and when the customer decides to use them. Ours is considered a stand-ready obligations because the delivery of the underlying service (that is, receiving customer contact and performing the associated care services) is outside of our control or the control of our customer.

Our stand-ready obligation involves outsourcing of the entire customer care life cycle, including:

•	The identification, operation, management and maintenance of facilities, IT equipment, and IT and telecommunications infrastructure

•
Management of the entire human resources function, including recruiting, hiring, training, supervising, evaluating, coaching, retaining, compensating, providing employee benefits programs, and disciplinary activities

These activities are all considered an integral part of the production activities required in the service of standing ready to accept calls as they are directed to us by our clients.

Revenue Recognition Methods

Because our customers receive and consume the benefit of our services as they are performed and we have the contractual right to invoice for services performed to date, we have concluded that our performance obligation is satisfied over time. Accordingly, we recognize revenue for our services in the month they are performed. This is consistent with our prior revenue recognition model.

According to our contracts, we are entitled to invoice for our services on a monthly basis. We invoice according to the hourly and/or per transaction rates stated in the contract for the various activities we perform. Some contracts include opportunities to earn bonuses or include parameters under which we will incur penalties related to performance in any given month. Bonus or penalty amounts are based on the current month’s performance. Formulas are included in the contracts for calculation of any bonus or penalty. There is no other performance in future periods that will impact the bonus or penalty calculation in the current period. We estimate the amount of the bonus or penalty using the “most likely amount” method and we apply this method consistently. The bonus or penalty calculated is generally approved by the client prior to billing (and revenue being recognized).

Disaggregated Revenue

In the following table, revenue is disaggregated by primary geographical market, vertical, and timing of revenue recognition.

	Reportable Segments March 31, 2018				Reportable Segments March 31, 2017
	Domestic	Offshore	Nearshore	Total	Domestic	Offshore	Nearshore	Total
Major Service Lines:
Communications	24,848	14,613	5,391	44,852	31,362	18,896	9,049	59,307
Retail	5,982	2,655	2,122	10,759	7,233	1,738	1,055	10,026
Healthcare	5,377	456	48	5,881	2,914	225	162	3,301
Gov't Services	3,286	—	—	3,286	—	—	—	—
Technology	252	272	1,269	1,793	614	—	1,569	2,183
Financial	1,563	—	—	1,563	1,361	—	—	1,361
Other	279	170	531	980	880	264	330	1,474
Total	41,587	18,166	9,361	69,114	44,364	21,123	12,165	77,652
13. AMAZON TRANSACTION AGREEMENT

On January 23, 2018, we entered into a Transaction Agreement (the “Amazon Transaction Agreement”) with Amazon.com, Inc. (“Amazon”), pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. We entered into the Amazon Transaction Agreement in connection with existing commercial arrangements between us and Amazon pursuant to which we provide and will continue to provide commercial services to Amazon. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial arrangements.

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest based on Amazon’s payment of up to $600 million to us in connection with Amazon’s receipt of commercial services from us. The exercise price for all Warrant Shares will be $9.96 per share. The Warrant Shares are exercisable through January 23, 2026.

The Warrant provides for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. Vested Warrant Shares are classified as equity instruments.

Because the Warrant contains performance criteria (i.e. aggregate purchase levels) which Amazon must achieve for the Warrant Shares to vest, as detailed above, the final measurement date for each tranche of the Warrant Shares is the date on which performance is completed. Prior to the final measurement date, when achievement of the performance criteria has been deemed probable, a reduction in revenue equal to the percentage of completion to date will be recognized. The fair value of the Warrant Shares will be adjusted at each reporting period until they are earned.

At March 31, 2018, the initial tranche of 425,532 Warrant Shares has vested. The amount of contra revenue attributed to these Warrant Shares is $2.5 million.

14. AEGIS TRANSACTION AGREEMENT

On March 14, 2018 we entered into a Transaction Agreement (the “Aegis Transaction Agreement”) with CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), and CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”) pursuant to which we, Aegis and the Aegis Stockholder agreed to, among other things: (1) the sale of all of the issued and outstanding shares of the common stock of Aegis by the Aegis Stockholder to us; (2) the issuance of 20,600,000 shares, as may be adjusted for stock splits, consolidation and other similar corporate events, of our common stock in consideration of such sale; (3) the amendment of our Restated Certificate of Incorporation, as amended from time to time, in order to effect such issuance; and (4) in addition to the transactions set forth above, the purchase at the closing of 833,333 additional shares of our common stock by the Aegis Stockholder, for $10 million at a price of $12 per share, subject to adjustment as set forth in the Aegis Transaction Agreement.

Immediately following the consummation of the transactions contemplated by the Aegis Transaction Agreement, Aegis will become a wholly-owned subsidiary of us and the Aegis Stockholder will hold approximately 55% of our outstanding common stock. We, Aegis and the Aegis Stockholder have each agreed to customary representations, warranties and covenants in the Aegis Transaction Agreement and the transactions contemplated by the Aegis Transaction Agreement are subject to approval by our stockholders as well as other specified closing conditions.

We expect this transaction to close during the third quarter of 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2017 Annual Report on Form 10-K.

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

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of March 31, 2018, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

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

SIGNIFICANT DEVELOPMENTS

Amazon Transaction Agreement

On January 23, 2018, we entered into a Transaction Agreement (the “Amazon Transaction Agreement”) with Amazon.com, Inc. (“Amazon”), pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. We entered into the Amazon Transaction Agreement in connection with existing commercial arrangements between us and Amazon pursuant to which we provide and will continue to provide commercial services to Amazon. The vesting of the Warrant shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial arrangements.

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest based on Amazon’s payment of up to $600 million to us in connection with Amazon’s receipt of commercial services from us. The exercise price for all Warrant Shares will be $9.96 per share. The Warrant Shares are exercisable through January 23, 2026.

The Warrant provides for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events.

Aegis Transaction Agreement

On March 14, 2018 we entered into a Transaction Agreement (the “Aegis Transaction Agreement”) with CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), and CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”) pursuant to which we, Aegis and the Aegis Stockholder agreed to, among other things: (1) the sale of all of the issued and outstanding shares of the common stock of Aegis by the Aegis Stockholder to us; (2) the issuance of 20,600,000 shares, as may be adjusted for stock splits, consolidation and other similar corporate events, of our common stock in consideration of such sale; (3) the amendment of our Restated Certificate of Incorporation, as amended from time to time, in order to effect such issuance and the other transactions contemplated by the Aegis Transaction Agreement; and (4) in addition to the transactions set forth above, the purchase at the closing of 833,333 additional shares of our common stock by the Aegis Stockholder, for $10 million at a price of $12 per share, subject to adjustment as set forth in the Aegis Transaction Agreement.

Immediately following the consummation of the transactions contemplated by the Aegis Transaction Agreement, Aegis will become a wholly-owned subsidiary of us and the Aegis Stockholder will hold approximately 55% of our outstanding common stock. We, Aegis and the Aegis Stockholder have each agreed to customary representations, warranties and covenants in the Aegis Transaction Agreement and the transactions contemplated by the Aegis Transaction Agreement (the "Aegis Transaction") are subject to specified closing conditions.

We expect this transaction to close during the third quarter of 2018.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Three Months Ended March 31,
	2018		2017
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$41,587	62.4%	$44,363	57.1%
Gross profit	$2,527	31.8%	$1,509	15.1%
Gross profit %*	6.1%		3.4%
Offshore:
Revenue	$18,166	27.3%	$21,123	27.2%
Gross profit	$5,296	66.5%	$6,175	61.7%
Gross profit %*	29.2%		29.2%
Nearshore:
Revenue	$9,361	14.1%	$12,166	15.7%
Gross profit	$135	1.7%	$2,330	23.3%
Gross profit %*	1.4%		19.2%
Company Total:
Gross Revenue	$69,114	103.8%	$77,652	100.0%
Contra Revenue Adjustment:
Warrant Contra Revenue*	$(2,500)	(3.8)%	$—	—%
Gross profit %*	(3.8)%		—%
Company Total:
Net Revenue	$66,614	100.0%	$77,652	100.0%
Gross Profit	$5,458	100.0%	$10,014	100.0%
Gross profit %*	8.2%		12.9%
* We did not allocate warrant contra revenue related to the Amazon agreement to the reportable segments. Allocation to reportable segments would have resulted in distortion of the gross margins of the segments. Accordingly, gross profit percentages for the segments are calculated using gross revenue, while total company gross profit percentages are calculated using net revenue.

Revenue

Gross revenue decreased by $8.5 million, from $77.7 million to $69.1 million in the first quarter of 2018. The decrease was due to $11.3 million related to the Company's margin improvement initiative, $1.4 million in lost programs and $5.0 million of volume softness in the communications vertical offset by $9.2 million of net growth from new and existing clients including a government services program and strong growth in the cable, retail, and healthcare verticals.  The Domestic segment decrease of $2.8 million was due to $10.7 million of volume reductions from the Company's margin improvement initiative, $1.0 million in lost programs, partially offset by $8.9 million of net growth from new and existing clients. Offshore revenues decreased by $3.0 million due to $2.6 million of net volume reduction from new and existing clients with the reduction primarily in the wireless communications vertical, $0.1 million of lost programs and $0.3 million in reductions related to the Company's margin improvement initiative. The decrease in the Nearshore segment of $2.8 million was due to $2.2 million of net volume reduction from new and existing clients primarily in the wireless communications vertical, $0.3 million of lost programs and $0.3 million in reductions related to the Company's margin improvement initiative.

Gross profit

Gross profit as a percentage of net revenue decreased by 4.7% primarily due to the gross profit adjustment for the warrants issued upon execution of the Amazon agreement in January 2018. Domestic gross profit as a percentage of revenue increased to 6.1% in 2018 from 3.4% in 2017 primarily due to growth from new and existing clients, and the realized gains from the margin improvement initiative.  The Offshore gross margin remained steady at 29.2%.  The Nearshore decrease to 1.4% in 2018 from 19.2% in 2017 was primarily due to volume reductions from existing customers primarily in the wireless communications vertical, non-billable ramp training related to a new customer, and delays related to ramping additional new programs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.7 million during the first quarter of 2018 compared to the prior year. The increase was primarily due to increased selling expenses. Such expenses as a percentage of gross revenue increased to 12.4% from 10.2% year over year.

Transaction related fees

Expenses totaling $1.9 million were incurred during the first quarter of 2018 for fees and expenses related to the Aegis and Amazon transactions.

Impairment Losses and Restructuring Charges

During the first quarter of 2018, we recognized impairment losses of $3.4 million. We closed our facility in Colorado Springs, Colorado, resulting in an impairment loss of $1.1 million related to the disposal of certain assets. Additionally, we notified our RN's on Call clients that we would no longer be providing service after March 2018, resulting in an impairment loss of $0.2 million for write-off of the customer relationship intangible asset related to this line of business. We also received notice from a large client in the first quarter of 2018 that they intended to terminate their business with us as of the end of second quarter 2018. This resulted in an impairment loss of $2.1 million for the write-off of the customer relationship intangible asset related to the client. We did not incur any impairment losses in the first quarter of 2017.

Restructuring charges totaled $1.1 million for the three months ended March 31, 2018. This is comprised of $0.4 million for the closure of the Colorado Springs, Colorado facility; a total of $0.5 million related to the elimination of certain positions at various locations under a company wide restructuring plan; and charges of $0.2 million resulting from early termination of a portion of the lease on one of our Offshore locations. There were no restructuring charges during the three months ended March 31, 2017.

Interest and other income (expense), net

Interest and other income (expense), net for the three months ended March 31, 2018 and 2017 of approximately ($0.4) million each quarter primarily consists of interest expense associated with our line of credit, capital leases, and notes payable.

Income tax expense (benefit)

Income tax expense during the first three months of 2018 was $0.1 million, primarily related to our Canadian operations. Income tax benefit was ($28) thousand in the first three months of 2017. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

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

As of March 31, 2018, working capital totaled $34.0 million and the current ratio was 2.41:1, compared to working capital of $32.2 million and a current ratio of 2.24:1 as of December 31, 2017. The increase in 2018 was primarily driven by the reduction in accrued liabilities.

Net cash (used in) provided by operating activities for the three months ended March 31, 2018 was ($3.6) million, compared to $7.2 million for the three months ended March 31, 2017, primarily due to a net loss in first quarter 2018 compared to net income in first quarter 2017. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2018 of $1.9 million consisted of capital expenditures. This compares to net cash used in investing activities for the three months ended March 31, 2017 of $0.8 million, which primarily consisted of capital expenditures of $1.1 million, offset by $0.3 million related to proceeds from asset sales.

Net cash (used in) provided by financing activities for the three months ended March 31, 2018 of $5.1 million primarily consisted of $5.6 million drawn from our line of credit offset by $0.7 million of principal payments on debt. Net cash used in financing activities for the three months ended March 31, 2017 of $6.1 million consisted of $5.3 million used to pay down our line of credit and $0.9 million of principal payments on debt.

Secured Revolving Credit Facility

For more information, refer to Note 8, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the first quarter 2018.

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

Our critical accounting policies and estimates are consistent with those disclosed in our 2017 Annual Report on Form 10-K, except for Common Stock Warrant Accounting, outlined below. Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of our critical accounting policies and estimates.

Common Stock Warrant Accounting

In conjunction with execution of the Amazon warrant agreement, we considered a number of factors to determine the appropriate income statement impacts resulting from issuance of the first tranche of warrants at the time of execution. These factors included:

•	Whether the warrants are freestanding or embedded in another financial instrument;

◦	Conclusion: They are freestanding

•	Whether the warrants are indexed to the Company’s stock;

◦	Conclusion: The warrants are indexed to the Company's stock

•	Evaluate Settlements: whether the contract includes a provision that could require net cash settlement, and/or the type and quantity of the Company’s stock available and required for settlement;

◦	Conclusion: Either physical or net share settlement is required, allowing equity treatment

•	Other conditions required for equity classification

◦	Conclusion: No circumstances exist that would require us to account classify the instrument as anything other than equity

•	Determination of basis of recognition of costs associated with the transaction

◦	Conclusion: Since fair value is readily determinable based on Company stock price, measurement of expense is based on fair value of the equity instruments issued

•	Determination of basis of recognition of equity instruments associated with the transaction

◦
Conclusion: Equity in the amount of estimated probable performance completion to date (based on quarterly forecasts) will be recorded for the fair value of the warrants earned to date, based on Monte Carlo pricing; adjustments will be made at each reporting period until performance is complete

After evaluating these factors, we concluded that:

•	The warrants issued to Amazon will be classified as equity on the Company’s balance sheet;

•	The offset will be recognized as contra-revenue on the statement of income;

•
Contra-revenue and equity will be estimated and recorded, using the Monte Carlo pricing model, when performance completion is probable, with adjustments in each reporting period until performance is complete; and

•	We will prepare disclosures in conformance with the disclosure requirements in ASC 505 and ASC 718

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

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency forward and option contracts as of March 31, 2018 with notional amounts totaling $35.9 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $4.1 million on the underlying exposures of the derivative instruments. As of March 31, 2018, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

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

Interest Rate Risk

At March 31, 2018, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the three months ended March 31, 2018, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for risks related to the Warrant and Aegis Transactions, outlined below.

Risk Related to the Warrant

If Amazon exercises its right to acquire shares of our common stock pursuant to the Warrant, it will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our stock.

If Amazon exercises its right to acquire shares of our common stock pursuant to the Warrant, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, any sales in the public market of any common stock issuable upon the exercise of the Warrant by Amazon could adversely affect prevailing market prices of our common stock.

Amazon is not obligated to purchase services from us, and in the event Amazon chooses not to purchase services from us we will not achieve the benefits associated with the Warrant.

We issued the Warrant to Amazon in the expectation that it would provide an incentive to Amazon to increase the amount of business that Amazon conducts with us. However, Amazon is not obligated to purchase services from us. In the event Amazon chooses not to purchase services from us, we will not achieve the associated benefits of such increased business.

Risks Related to the Aegis Transactions

The Aegis Transactions may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the Aegis Transactions may result in material adverse consequences to our business and operations.

The Aegis Transactions are subject to several closing conditions. If any of these conditions is not satisfied or waived, the Aegis Transactions may not be completed. There is no assurance that the Aegis Transactions will be completed on the terms or timeline currently contemplated, or at all.

If our stockholders do not approve the Aegis Transactions or if the Aegis Transactions are not completed for any other reason, we would be subject to a number of risks, including the following:

•	we and our stockholders would not realize the anticipated benefits of the Aegis Transactions, including any anticipated synergies from combining our business with Aegis' business; and

•	we may be required to pay a termination fee of up to $6.8 million if the Transaction Agreement is terminated under certain circumstances.

We are also exposed to general competitive pressures and risks, which may be increased if the Aegis Transactions are not completed.

As a result of the Aegis Transactions, current stockholders’ ownership interest in the Company will be diluted from 100% to approximately 45%.

If the Aegis Transactions are approved and we issue 21,433,333 shares of our common stock (subject to adjustment) in connection with the Aegis Transactions, our stockholders will incur significant dilution of their interests in the Company. Assuming the issuance of 21,433,333 shares of our common stock (subject to adjustment), the Aegis Stockholder will own approximately 55% of our outstanding common stock. Stock outstanding as of the record date will constitute approximately 45% of our outstanding common stock immediately after the closing. As a result, in such a scenario current stockholders would experience substantial dilution of their ownership percentage and voting rights. In addition, holders of common stock do not have preemptive rights to subscribe to additional securities that may be issued by us. This means that current shareholders do not have a prior right to purchase any new issue of our common stock in order to maintain their proportionate ownership interest.

The issuance of the shares in the Aegis Transactions could have a negative effect on our stock price.

If the Aegis Transactions are approved, we will issue 21,433,333 shares of our common stock (subject to adjustment), representing approximately 55% of our outstanding common stock following issuance, in exchange for all of the outstanding shares of common stock of Aegis. We can offer no assurance that th combined company will generate the expected revenues or net income following the consummation of the Aegis Transactions. The issuance of common stock could have a depressive effect on the market price of our common stock by increasing the number of shares of common stock outstanding. Such downward pressure could encourage short sales by certain investors, which could place further downward pressure on the price of the common stock.

We have agreed to grant registration rights to the Aegis Stockholder with respect to the shares to be issued, requiring us to file a registration statement with the SEC covering the resale of such shares, which means that such shares would become eligible for resale in the public markets shortly after the consummation of the Aegis Transactions. Any sales of those shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock.

As a result of the issuance of common stock in connection with the Aegis Transactions, the Aegis Stockholder will own a majority of our common stock and will have the ability to control us.

As a result of the issuance of our common stock pursuant to the Aegis Transactions, the Aegis Stockholder is expected to own approximately 55% of our common stock. Thus, the Aegis Stockholder would be able to exercise significant influence over our business and affairs if it chooses to do so. The Aegis Stockholder would to be able to affect the outcome of all matters brought before the shareholders, including the approval of mergers and other business combination transactions and will be able to designate and elect a majority of our directors. As a result of the Aegis Stockholder’s ownership of a majority of the voting power of our common stock, we will be a “controlled company” as defined in NYSE listing rules and will, therefore, not be subject to certain NYSE requirements that would otherwise require us to have (i) a majority of independent directors, (ii) a nominating committee composed solely of independent directors, (iii) the compensation of its executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. The Aegis Stockholder will designate a majority of our directors at closing.

The integration of our business with Aegis following the closing will present challenges that may result in a decline in the anticipated benefits of the Aegis Transactions.

The Aegis Transactions involve the combination of two businesses that currently operate as independent businesses. We will be required to devote management attention and resources to integrating our business practices and operations, and prior to the completion of Aegis Transactions, management attention and resources will be required to plan for such integration. The pursuit of the Aegis Transactions and the preparation for the integration of the companies have placed, and will continue to place, a significant burden on the management and internal resources of both us and Aegis. There is a significant degree of difficulty and management distraction inherent in the process of closing the Aegis Transactions and integrating the two companies, which could cause an interruption of, or loss of momentum in, the activities of each company’s existing businesses, regardless of whether the Aegis Transactions are eventually completed. Before and immediately following closing of the Aegis Transactions, our management team and Aegis' will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage their respective existing businesses, service existing customers, attract new customers and develop new products, services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to us or Aegis, respectively. If our or Aegis’ senior management is not able to effectively manage the process leading up to and immediately following closing of the Aegis Transactions, or if any significant business activities are interrupted as a result of the integration process, our business or Aegis' could suffer. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully integrate the two businesses, including operations, technologies, products and services, in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Aegis Transactions, which could result in the anticipated benefits of the Aegis Transactions not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either or both of the two businesses deciding not to do business with us;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Aegis Transactions;

•	integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•	consolidating and rationalizing information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities; and

•	preserving important relationships of both us and Aegis and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of key employees of ours and Aegis. In addition, the combined company could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the companies. If we are not able to successfully complete the combination of the business and fully realize the anticipated savings and synergies in a timely manner, or the cost to achieve these synergies is greater than expected, we may not fully realize the anticipated benefits of the Aegis Transactions, or it may take longer than expected to realize the benefits. The failure to fully realize the anticipated benefits could have a depressive effect on the market price of our common stock.

Ownership interests will not be adjusted if there is a change in our value or Aegis and their respective assets before the Aegis Transactions are completed.

The shares to be issued in the Aegis Transactions will not be adjusted if there is a change in our value or assets, or Aegis's value or assets, prior to the consummation of the Aegis Transactions. We will not be required to consummate the Aegis Transactions if certain material adverse effects occur with respect to Aegis. However, we will not be permitted to terminate the Aegis Transaction Agreement because of any changes in the market prices of our common stock or any changes in the value of Aegis that do not constitute a material adverse effect with respect to Aegis.

We will incur significant transition costs in connection with the Aegis Transactions, including all costs incurred by Aegis and the Aegis Stockholder in connection with the Aegis Transactions.

We have incurred and expect to incur significant, non-recurring costs in connection with consummating the Aegis Transactions. We may incur additional costs to retain key employees. Pursuant to the Aegis Transaction Agreement, we will, after the closing of the Aegis Transactions, pay, or reimburse Aegis or the Aegis Stockholder for, all expenses incurred in connection with the Aegis Transaction Agreement and the Aegis Transactions by us, Aegis or the Aegis Stockholder, including all legal, accounting, consulting, investment banking and other fees, expenses and costs.

The total transaction expenses that we expect to incur as a result of the Aegis Transactions, which include the transaction expenses that we expect to pay, or reimburse Aegis or the Aegis Stockholder for, are currently estimated at approximately $12.5 million.

Aegis and the Aegis Stockholder are each Singapore incorporated companies and it may be difficult for us to enforce a judgment of U.S. courts against Aegis or the Aegis Stockholder or their respective directors or officers in Singapore.

Aegis and the Aegis Stockholder are incorporated under the laws of the Republic of Singapore, and all of their respective directors are residents outside the United States. Moreover, a significant portion of Aegis and the Aegis Stockholder’s consolidated assets are located outside the United States and, as a result, any judgment obtained in the United States against Aegis or the Aegis Stockholder may not be enforceable within the United States.
There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court. A final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, would, therefore, not be automatically enforceable in Singapore.

We and Aegis will both be subject to business uncertainties and contractual restrictions while the Aegis Transactions are pending that could adversely affect each of us.

Uncertainty about the effect of the Aegis Transactions on employees and customers may have an adverse effect on either or both of us and Aegis, regardless of whether the Aegis Transactions are eventually completed, and, consequently, on the combined company. These uncertainties may impair our and Aegis’ ability to attract, retain and motivate key personnel until the Aegis Transactions are completed, or the Aegis Transaction Agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with us or Aegis to seek to change existing business relationships with us or Aegis. Employee retention and recruitment may be particularly challenging for us and Aegis during the pendency of the Aegis Transactions, as employees and prospective employees may experience uncertainty about their future roles with the combined company. For both us and Aegis, the departure of existing key employees or the failure of potential key employees to accept employment with the combined company, despite our and Aegis’ retention and recruiting efforts, could have a material adverse impact on our and the combined company’s business, financial condition and operating results, regardless of whether the Aegis Transactions are eventually completed.

In addition, the Aegis Transaction Agreement restricts us and Aegis from making certain acquisitions and taking other specified actions without the consent of the other until the Aegis Transactions are consummated or the Aegis Transaction Agreement is terminated. These restrictions may prevent us and Aegis from pursuing otherwise attractive business opportunities and making other changes to their businesses before completion of the Aegis Transactions or termination of the Aegis Transaction Agreement.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement dated as of March 14, 2018 by and among StarTek, Inc., CSP Alpha Midco Pte Ltd and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	3/15/2018
4.1*+	Warrant to purchase up to 4,000,000 shares of StarTek, Inc. common stock issued to Amazon.com NV Investment Holdings LLC on January 23, 2018
10.1*	Transaction Agreement dated as of January 23, 2018 by and between StarTek, Inc. and Amazon.com, Inc.
31.1*	Certification of Chad A. Carlson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Don Norsworthy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2018 and 2017 (Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q.
+	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ CHAD A. CARLSON	Date: May 8, 2018
Chad A. Carlson
President and Chief Executive Officer
(principal executive officer)

By:	/s/ DON NORSWORTHY	Date: May 8, 2018
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)