Form 10-Q
period 2018-06-30
StarTek, Inc.
filed 2018-08-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of July 31, 2018, there were 36,993,059 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in Item 1A. “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Revenue	$59,717	$73,979	$128,831		$151,631
Warrant contra revenue	—	—	(2,500)		—
Net revenue	59,717	73,979	126,331		151,631
Cost of services	54,491	64,992	115,646		132,630
Gross profit	5,226	8,987	10,685		19,001
Selling, general and administrative expenses	6,990	8,171	15,549	—	16,053
Transaction related fees	1,020	—	2,907		—
Impairment losses and restructuring charges, net	512	412	4,965		412
Operating income (loss)	(3,296)	404	(12,736)		2,536
Interest and other (expense), net	(392)	84	(830)		(283)
Income (loss) before income taxes	(3,688)	488	(13,566)		2,253
Income tax expense (benefit)	17	(66)	165		(94)
Net income (loss)	$(3,705)	$554	$(13,731)		$2,347
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	2	138		(12)
Change in fair value of derivative instruments	(366)	31	(1,266)		477
Pension amortization	$(142)	—	$(142)		—
Comprehensive income (loss)	$(4,211)	$587	$(15,001)		$2,812

Net income (loss) per common share - basic	$(0.23)	$0.03	$(0.85)		$0.15
Weighted average common shares outstanding - basic	16,214	15,916	16,204		15,866

Net income (loss) per common share - diluted	$(0.23)	$0.03	$(0.85)		$0.14
Weighted average common shares outstanding - diluted	16,214	17,247	16,204		17,127

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,336	$1,456
Trade accounts receivable, net	51,812	53,052
Prepaid expenses	2,926	2,351
Other current assets	468	1,290
Total current assets	$56,542	$58,149
Property, plant and equipment, net	16,265	19,943
Intangible assets, net	2,818	5,557
Goodwill	9,077	9,077
Other long-term assets	3,378	3,272
Total assets	$88,080	$95,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,387	$7,019
Accrued liabilities:
Accrued employee compensation and benefits	10,138	12,850
Other accrued liabilities	2,258	2,105
Other current debt	2,395	2,725
Other current liabilities	1,444	1,249
Total current liabilities	$22,622	$25,948
Line of credit	27,671	19,078
Other debt	1,850	3,128
Other liabilities	688	905
Total liabilities	$52,831	$49,059
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 32,000,000 non-convertible shares, $0.01 par value, authorized; 16,226,392 and 16,175,351 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$162	$162
Additional paid-in capital	85,906	82,594
Accumulated other comprehensive income	114	1,384
Accumulated deficit	(50,933)	(37,201)
Total stockholders’ equity	$35,249	$46,939
Total liabilities and stockholders’ equity	$88,080	$95,998

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$(13,731)	$2,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,936	5,733
Impairment losses	3,388	53
Gain on sale of assets	(29)	—
Share-based compensation expense	487	530
Warrant contra revenue	2,500	—
Deferred income taxes	(2)	121
Income tax benefit related to other comprehensive income	—	(286)
Changes in operating assets and liabilities:
Trade accounts receivable	1,165	3,502
Prepaid expenses and other assets	(569)	(756)
Accounts payable	160	116
Accrued and other liabilities	(3,187)	(176)
Net cash (used in) provided by operating activities	(4,882)	11,184

Investing Activities
Proceeds from sale of assets	58	342
Purchases of property, plant and equipment	(2,972)	(2,054)
Net cash used in investing activities	(2,914)	(1,712)

Financing Activities
Proceeds from the issuance of common stock	325	112
Proceeds from line of credit	139,165	161,203
Principal payments on line of credit	(130,572)	(168,352)
Principal payments on other debt	(1,469)	(1,587)
Net cash provided by (used in) financing activities	7,449	(8,624)
Effect of exchange rate changes on cash	227	2
Net (decrease) increase in cash and cash equivalents	(120)	850
Cash and cash equivalents at beginning of period	$1,456	$1,039
Cash and cash equivalents at end of period	$1,336	$1,889

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(In thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. Operating results for the six months ended June 30, 2018 are not necessarily indicative of operating results that may be expected during any other interim period of 2018 or the year ending December 31, 2018.
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

For more information, refer to Note 12, "Revenue Recognition."

Common Stock Warrant Accounting

We account for common stock warrants as equity instruments, based on the specific terms of our warrant agreement. For more information, refer to Note 13, "Amazon Transaction Agreement."

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have completed our assessment of the impact of Topic 606 and have concluded that our historical revenue recognition practices are in compliance with the new standard. However, we have included additional qualitative and quantitative disclosures about our revenues as is required by Topic 606. We utilized the Modified Retrospective transition method. Please refer to Note 12 "Revenue Recognition" for additional information.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total goodwill of $9,077 is assigned to our Domestic segment. We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. We performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Domestic reporting unit exceeded its carrying value. In making this assessment, we evaluated overall business conditions as well as expectations of projected revenues and cash flows, and overall global industry and market conditions.

In 2017, we concluded that goodwill was not impaired. No indicators of impairment exist as of June 30, 2018.

Intangible Assets

In February 2018, we notified our RN's on Call clients that we would no longer be providing service after March. As a result, we fully impaired the remaining customer relationship asset of $181.

In March 2018, Sprint indicated their intent to wind down their business with us by June 2018. Accordingly, we recorded an impairment charge of $2,098 related to the customer relationship asset.

The following table presents our intangible assets as of June 30, 2018.

	Gross Intangibles	Accumulated Amortization	Impairment	Net Intangibles	Weighted Average Amortization Period (years)
Developed technology	$390	$256	$—	$134	2.36
Customer relationships	7,550	3,069	2,279	2,202	3.31
Trade names	1,050	568	—	482	2.46
	$8,990	$3,893	$2,279	$2,818	3.12

Expected future amortization of intangible assets as of June 30, 2018 is as follows:

Year Ending December 31,	Amount
Remainder of 2018	$350
2019	691
2020	688
2021	564
2022	421
Thereafter	104

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

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares used in basic earnings per share calculation:	16,214	15,916	16,204	15,866
Effect of dilutive securities:
Stock options	—	1,290	—	1,196
Restricted stock/Deferred stock units	—	41	—	65
Total effects of dilutive securities	—	1,331	—	1,261
Shares used in dilutive earnings per share calculation:	16,214	17,247	16,204	17,127

The following shares were not included in the computation of diluted earnings per share because the exercise price exceeded the value of the shares, or we reported a net loss, and the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive securities:
Stock options	2,289	35	2,289	58
Restricted stock/Deferred stock units	57	—	57	—
Total anti-dilutive securities	2,346	35	2,346	58

4. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

In February 2018, we notified our RN's on Call clients that we would no longer be providing service after March. As a result, we fully impaired the remaining customer relationship asset of $181.

During March 2018, we closed our facility in Colorado Springs, Colorado. The closure resulted in an impairment loss of $1.1 million related to the disposal of certain assets, primarily leasehold improvements.

In March 2018, Sprint indicated their intent to wind down their business with us by June 2018. Accordingly, we recorded an impairment charge of $2,098 related to the customer relationship asset.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the six months ended June 30, 2018:

Facility-Related and Employee-Related Costs
	Domestic	Nearshore	Offshore	Total
Balance as of January 1, 2018	$9	$—	$—	$9
Expense (Reversal)	$859	$31	$177	$1,067
Payments	$(151)	$(31)	$(11)	$(193)
Balance as of March 31, 2018	$717	$—	$166	$883
Expense (Reversal)	$414	$72	$24	$510
Payments	$(602)	$(72)	$(128)	$(802)
Balance as of June 30, 2018	$529	$—	$62	$591

Domestic Segment

In conjunction with the Colorado Springs closure, we established restructuring reserves for employee related costs of $43 when employees were notified and facility related costs of $346 at the time the facilities were vacated. We expect to pay these expenses over the remainder of the lease term, through third quarter 2019.

In the first half of 2018 we eliminated a number of positions under a company-wide restructuring plan. We established reserves for employee related costs of $625 for our Domestic segment during the first two quarters of 2018. We expect to pay the remaining costs by the end of third quarter 2018.

Nearshore Segment

In the first half of 2018, we eliminated a number of positions under a company-wide restructuring plan. We recognized employee related expenses as incurred of $31 and $72 in the first and second quarters of 2018, respectively, for our Nearshore segment. All payments were complete by end of the second quarter 2018.

Offshore Segment

In the first half of 2018, we eliminated a number of positions under a company-wide restructuring plan. We recognized employee related expenses as incurred of $29 and $24 for the first and second quarters of 2018, respectively, for our Offshore segment. All first quarter expense payments were complete by end of the first quarter 2018, and we expect to pay the remaining costs by the end of third quarter 2018.

In the first half of 2018, we vacated a portion of the space under lease at our Angeles location in the Philippines, and established reserves for facilities related costs of $177. We expect to pay the remainder by the end of third quarter 2018.

5. PRINCIPAL CLIENTS

The following table represents revenue concentration of our principal clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
T-Mobile	$14,440	24.2%	$23,999	32.4%	$32,628	25.8%	$46,053	30.4%
Comcast	$8,721	14.6%	$3,655	4.9%	$17,349	13.7%	$7,457	4.9%
AT&T	$4,303	7.2%	$7,619	10.3%	$9,373	7.4%	$16,266	10.7%
Sprint	$876	1.5%	$9,516	12.9%	$3,683	2.9%	$19,771	13.0%

We enter into master service agreements (MSAs) that cover all of our work for each client.  These MSAs are typically multi-year contracts that include auto-renewal provisions. They typically do not include contractual minimum volumes and are generally terminable by the customer or us with prior written notice.

To limit credit risk, management performs periodic credit analyses and maintains allowances for uncollectible accounts as deemed necessary. Under certain circumstances, management may require clients to pre-pay for services. As of June 30, 2018, management believes reserves are appropriate and does not believe that any significant credit risk exists.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $4,680 and $13,429 for the three and six months ended June 30, 2018, and $20,106 and $48,848 for the three and six months ended June 30, 2017, respectively.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the six months ended June 30, 2018 and 2017, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2018:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	8,700	$6,800
Philippine Peso	1,504,000	28,254
		$35,054

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

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$90	$—	$90
Total fair value of assets measured on a recurring basis	$—	$90	$—	$90

Liabilities:
Foreign exchange contracts	$—	$923	$—	$923
Total fair value of liabilities measured on a recurring basis	$—	$923	$—	$923

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$566	$—	$566
Total fair value of assets measured on a recurring basis	$—	$566	$—	$566

Liabilities:
Foreign exchange contracts	$—	$175	$—	$175
Total fair value of liabilities measured on a recurring basis	$—	$175	$—	$175

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

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment. As of June 30, 2018, outstanding letters of credit totaled $893.

The Credit Agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00:1.00, if a reporting trigger period commences. We were in compliance with applicable covenants as of June 30, 2018.

As of June 30, 2018, we had $27,671 of outstanding borrowings and our remaining borrowing capacity was $9,954.

Other Debt

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. These obligations are included on our consolidated balance sheets in other current debt and other debt, as applicable.

9. SHARE-BASED COMPENSATION

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards was $224 and $487 for the three and six months ended June 30, 2018, respectively, and $301 and $530 for the three and six months ended June 30, 2017, respectively, and is included in selling, general and administrative expenses. As of June 30, 2018, there was $536 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.61 years.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Accumulated other comprehensive income consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Total
Balance at December 31, 2017	$1,971	$(1,441)	$854	$1,384
Foreign currency translation	138	—	—	138
Reclassification to operations	—	66	—	66
Unrealized gains (losses)	—	(1,332)	—	(1,332)
Pension amortization	—	—	(142)	(142)
Balance at June 30, 2018	$2,109	$(2,707)	$712	$114

Reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017 were as follows:

Details about AOCI components	Amount reclassified from AOCI				Affected line item in the Consolidated Statements of Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains (losses) on cash flow hedges
Foreign exchange contracts	$95	$134	$61	$245	Cost of services
Foreign exchange contracts	6	10	5	6	Selling, general and administrative expenses
Pension amortization	(136)	—	(136)	—	Cost of services
Pension amortization	(6)	—	(6)	—	Selling, general and administrative expenses
Total reclassifications for the period	$(41)	$144	$(76)	$251

11.  SEGMENT INFORMATION

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of June 30, 2018, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

We primarily evaluate segment operating performance in each reporting segment based on revenue and gross profit. Certain operating expenses are not allocated to each reporting segment; therefore, we do not present income statement information by reporting segment below the gross profit level.

Information about our reportable segments for the three and six months ended June 30, 2018 and 2017 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Domestic	$34,004	$42,557	$75,591	$86,920
Offshore	16,981	19,364	35,147	40,487
Nearshore	8,732	12,058	18,093	24,224
Total	$59,717	$73,979	$128,831	$151,631

Gross profit:
Domestic	$698	$2,552	$3,225	$4,062
Offshore	4,493	4,297	9,789	10,472
Nearshore	35	2,138	171	4,467
Total	$5,226	$8,987	$13,185	$19,001

Warrant Contra Revenue*	—	—	(2,500)	—
Total	$5,226	$8,987	$10,685	$19,001

* We do not allocate warrant contra revenue to segments as doing so would distort gross profit.

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

Disaggregated Revenue

In the following table, revenue is disaggregated by segment and vertical for the three and six months June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Domestic	Offshore	Nearshore	Total	Domestic	Offshore	Nearshore	Total
Vertical:
Communications	20,168	13,849	4,163	38,180	29,888	17,297	9,428	56,613
Retail	6,900	1,989	2,856	11,745	6,480	1,534	753	8,767
Healthcare	3,535	597	—	4,132	3,147	259	139	3,545
Financial	1,861	—	—	1,861	1,556	—	—	1,556
Other	877	290	537	1,704	1,100	254	467	1,821
Technology	223	256	1,176	1,655	386	20	1,271	1,677
Gov't Services	440	—	—	440	—	—	—	—
Total	34,004	16,981	8,732	59,717	42,557	19,364	12,058	73,979

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Domestic	Offshore	Nearshore	Total	Domestic	Offshore	Nearshore	Total
Vertical:
Communications	45,016	28,462	9,554	83,032	61,250	36,194	18,477	115,921
Retail	12,882	4,644	4,977	22,503	13,714	3,272	1,808	18,794
Healthcare	8,912	1,054	48	10,014	6,061	483	302	6,846
Gov't Services	3,726	—	—	3,726	—	—	—	—
Technology	474	529	2,445	3,448	1,000	20	2,840	3,860
Financial	3,424	—	—	3,424	2,917	—	—	2,917
Other	1,157	458	1,069	2,684	1,978	518	797	3,293
Total	75,591	35,147	18,093	128,831	86,920	40,487	24,224	151,631

13. AMAZON TRANSACTION AGREEMENT

On January 23, 2018, we entered into a Transaction Agreement (the “Amazon Transaction Agreement”) with Amazon.com, Inc. (“Amazon”), pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest based on Amazon’s payment of up to $600 million to us or any of our affiliates in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The exercise price for all Warrant Shares will be $9.96 per share. The Warrant Shares are exercisable through January 23, 2026.

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

Because the Warrant contains performance criteria (i.e. aggregate purchase levels) which Amazon and/or any of its affiliates must achieve for the Warrant Shares to vest, as detailed above, the final measurement date for each tranche of the Warrant Shares is the date on which performance is completed. Prior to the final measurement date, when achievement of the performance criteria has been deemed probable, a reduction in revenue equal to the percentage of completion to date will be recognized. The fair value of the Warrant Shares will be adjusted at each reporting period until they are earned.

The initial tranche of 425,532 Warrant Shares vested in the first quarter 2018. The amount of contra revenue attributed to these Warrant Shares is $2.5 million.

14. AEGIS TRANSACTION AGREEMENT

On March 14, 2018 we entered into a Transaction Agreement, which was subsequently amended by the parties on July 3, 2018 (as so amended, the “Aegis Transaction Agreement”), with CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), and CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”). Pursuant to the Aegis Transaction Agreement, we, Aegis and the Aegis Stockholder agreed to, among other things: (1) the sale of all of the issued and outstanding shares of the common stock of Aegis by the Aegis Stockholder to us; (2) the issuance of 20,600,000 shares, as may be adjusted for stock splits, consolidation and other similar corporate events, of our common stock in consideration of such sale; (3) the amendment of our Restated Certificate of Incorporation, as amended from time to time, in order to effect such issuance; and (4) in addition to the transactions set forth above, the purchase at the closing of 166,667 additional shares of our common stock by the Aegis Stockholder, for $2 million at a price of $12 per share, subject to adjustment as set forth in the Aegis Transaction Agreement.

The closing of the transactions contemplated by the Aegis Transaction Agreement occurred on July 20, 2018. As a result, Aegis became a wholly-owned subsidiary of us and the Aegis Stockholder holds approximately 55% of our outstanding common stock.

15. SUBSEQUENT EVENTS

On July 20, 2018, we closed the transactions contemplated by the Aegis Transaction Agreement.

In July 2018, we received correspondence from the Canada Revenue Agency regarding our notice of objection on the reassessment of income taxes related to 2012 and 2013. The letter indicated that the file is under preliminary review and concluded in our favor on a number of items. We have until September 17, 2018 to respond and are currently attempting to gain clarification on some of the conclusions. At this time we are not able to accurately assess the impact to tax expense or whether we will pursue further action. Therefore, we have not accrued any tax expense in the second quarter.

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

We operate our business within three reportable segments based on the geographic regions in which our services are rendered. As of June 30, 2018, our Domestic segment included the operations of twelve facilities in the U.S. and one facility in Canada. Our Offshore segment included the operations of four facilities in the Philippines, and our Nearshore segment included two facilities in Honduras and one facility in Jamaica.

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

SIGNIFICANT DEVELOPMENTS

Amazon Transaction Agreement

On January 23, 2018, we entered into a Transaction Agreement (the “Amazon Transaction Agreement”) with Amazon.com, Inc. (“Amazon”), pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest based on the payment by Amazon or any of its affiliates of up to $600 million to us in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The exercise price for all Warrant Shares will be $9.96 per share. The Warrant Shares are exercisable through January 23, 2026.

The Warrant provides for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events.

Aegis Transaction Agreement

On March 14, 2018 we entered into a Transaction Agreement, which was subsequently amended by the parties on July 3, 2018 (as so amended, the “Aegis Transaction Agreement”), with CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), and CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”). Pursuant to the Aegis Transaction Agreement, we, Aegis and the Aegis Stockholder agreed to, among other things: (1) the sale of all of the issued and outstanding shares of the common stock of Aegis by the Aegis Stockholder to us; (2) the issuance of 20,600,000 shares, as may be adjusted for stock splits, consolidation and other similar corporate events, of our common stock in consideration of such sale; (3) the amendment of our Restated Certificate of Incorporation, as amended from time to time, in order to effect such issuance; and (4) in addition to the transactions set forth above, the purchase at the closing of 166,667 additional shares of our common stock by the Aegis Stockholder, for $2 million at a price of $12 per share, subject to adjustment as set forth in the Aegis Transaction Agreement.

The closing of the transactions contemplated by the Aegis Transaction Agreement occurred on July 20, 2018. As a result, Aegis became a wholly-owned subsidiary of us and the Aegis Stockholder holds approximately 55% of our outstanding common stock.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2018 AND 2017

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Three Months Ended June 30,
	2018		2017
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$34,004	57.0%	$42,557	57.5%
Gross profit	$698	13.4%	$2,552	28.4%
Gross profit %	2.1%		6.0%
Offshore:
Revenue	$16,981	28.4%	$19,364	26.2%
Gross profit	$4,493	86.0%	$4,297	47.8%
Gross profit %	26.5%		22.2%
Nearshore:
Revenue	$8,732	14.6%	$12,058	16.3%
Gross profit	$35	0.7%	$2,138	23.8%
Gross profit %	0.4%		17.7%
Company Total:
Revenue	$59,717	100.0%	$73,979	100.0%
Gross profit	$5,226	100.0%	$8,987	100.0%
Gross profit %	8.8%		12.1%

Revenue

Gross revenue decreased $14.3 million from $74.0 million to $59.7 million in the second quarter of 2018. The decrease was primarily due to $17.2 million of volume reductions and $9.3 million related to the Company's margin initiative, offset by $12.3 million of net new growth. The Domestic segment decrease of $8.6 million was due to $6.8 million of volume reductions and $10.1 million from the Company's margin initiative, partially offset by $8.3 million of net growth from new and existing clients. The Offshore decrease of $2.4 million was due to $4.7 million of volume reductions offset by $2.3 million of net growth from new and existing clients. The decrease in the Nearshore segment of $3.3 million was due to $5.8 million of volume reductions, offset by $2.5 million in net new growth and margin initiatives.

Gross profit

Gross profit as a percentage of net revenue decreased by 3.3% primarily due to volume declines. Domestic gross profit as a percentage of revenue decreased 3.9% in 2018 from 6.0% in 2017 primarily due to Sprint volume reductions in accordance with the notice of termination received in the first quarter. The Offshore gross margin increased 4.3% due to new growth from existing clients. The Nearshore decrease to 0.4% in 2018 from 17.7% in 2017 was primarily due to volume reductions from existing customers primarily in the wireless communications vertical, as well as discounted training related to on-boarding significant new business, and delays related to ramping additional new programs.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2018 AND 2017

The following table summarizes our revenues and gross profit for the periods indicated by reporting segment:

	For the Six Months Ended June 30,
	2018		2017
	(in 000s)	(% of Total)	(in 000s)	(% of Total)
Domestic:
Revenue	$75,591	59.9%	$86,920	57.3%
Gross profit	$3,225	24.5%	$4,062	21.4%
Gross profit %*	4.3%		4.7%
Offshore:
Revenue	$35,147	27.8%	$40,487	26.7%
Gross profit	$9,789	74.2%	$10,472	55.1%
Gross profit %*	27.9%		25.9%
Nearshore:
Revenue	$18,093	14.3%	$24,224	16.0%
Gross profit	$171	1.3%	$4,467	23.5%
Gross profit %*	0.9%		18.4%
Company total:
Gross revenue	$128,831	102.0%	$151,631	100.0%
Warrant contra revenue*	$(2,500)	(2.0)%	$—	—%
Gross profit %*	(2.0)%		—%
Company total:
Net revenue	$126,331	100.0%	$151,631	100.0%
Gross profit	$10,685	100.0%	$19,001	100.0%
Gross profit %*	8.5%		12.5%
* We do not allocate warrant contra revenue to segments as doing so would distort gross profit. Gross profit percentages for the segments are calculated using gross revenue, while total company gross profit percentages are calculated using net revenue.

Gross revenue

Gross revenue decreased by $22.8 million, from $151.6 million to $128.8 million in the first half of 2018. The decrease was due to $29.4 million in volume declines and $20.6 million of year over year reductions in revenue volume related to the company's margin initiative offset by $27.2 million of net new growth. Domestic segment decrease of $11.3 million was due to $20.8 million reduction of revenues related to the company's margin initiative, $10.0 million decline from existing volumes, offset by $19.5 million of net new growth. Offshore revenues decreased by $5.3 million due to $10.0 million in volume declines, offset by $4.7 million net new growth. The decrease in the Nearshore segment of $6.1 million was due to $9.4 million of volume declines offset by $3.3 million of net new growth.

Gross profit

Gross profit as a percentage of revenue decreased by 4.0% primarily due to significant volume declines offset by the impact of the company's margin initiative and information technology cost savings. Domestic gross profit as a percentage of revenue decreased to 4.3% in 2018 from 4.7% in 2017 primarily due to declining volumes partially offset by net new growth. The Offshore increase of 2.0% was primarily due to increased growth offset by volume declines. The Nearshore decrease of 17.5% was due to volume declines and the significant impact of ramping new programs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.5 million during the first half of 2018 compared to the prior year. On a year-to-date basis, such expenses increased as a percentage of revenue rose to 12.1% compared to 10.6% in 2017.

Impairment Losses and Restructuring Charges

During the first half of 2018, we recognized impairment losses of $3.4 million. We closed our facility in Colorado Springs, Colorado, resulting in an impairment loss of $1.1 million related to the disposal of certain assets. Additionally, we notified our RN's on Call clients that we would no longer be providing service after March 2018, resulting in an impairment loss of $0.2 million for write-off of the customer relationship intangible asset related to this line of business. We also received notice from a large client in the first quarter of 2018 that they intended to terminate their business with us as of the end of second quarter 2018. This resulted in an impairment loss of $2.1 million for the write-off of the customer relationship intangible asset related to the client. In second quarter 2017, we made the decision to close our Tell City, Indiana facility, resulting in the recognition of an impairment loss of $53 thousand related to the disposal of certain assets.

Restructuring charges totaled $1.6 million for the six months ended June 30, 2018. This is comprised of $0.3 million for the closure of the Colorado Springs, Colorado facility; a total of $1.1 million related to the elimination of certain positions at various locations under a company wide restructuring plan; and charges of $0.2 million resulting from early termination of a portion of the lease on one of our Offshore locations. Restructuring charges totaled $359 thousand for the three and six months ended June 30, 2017, as a result of our decision to close the Tell City, Indiana facility.

Interest and other income (expense), net

Interest and other income (expense), net for the three and six months ended June 30, 2018 of approximately ($0.4) million and ($0.8) million, respectively, primarily consists of interest expense associated with our line of credit, capital leases, and notes payable.

Interest and other income (expense), net for the three and six months ended June 30, 2017 of approximately $0.1 million and ($0.3) million, respectively, primarily consists of interest expense of ($0.4) million per quarter associated with our line of credit, capital leases, and notes payable, offset by a recovery of $0.5 million received in the second quarter.

Income tax expense (benefit)

Income tax benefit (expense) during the first half of 2018 was $0.2 million, and ($0.1) million during the first half of 2017. Income tax expense is primarily related to our Canadian operations, and in the second quarter of 2017 was offset by a benefit related to our US operations. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

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

As of June 30, 2018, working capital totaled $33.9 million and the current ratio was 2.50:1, compared to working capital of $32.2 million and a current ratio of 2.24:1 as of December 31, 2017. The increase in 2018 was primarily driven by the reduction in accrued liabilities.

Net cash (used in) provided by operating activities for the six months ended June 30, 2018 was ($4.8) million, compared to $11.2 million for the six months ended June 30, 2017, primarily due to a net loss in first two quarters of 2018 compared to net income in first two quarters of 2017. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2018 of $3.0 million consisted primarily of capital expenditures. This compares to net cash used in investing activities for the six months ended June 30, 2017 of $1.7 million, which primarily consisted of capital expenditures of $2.1 million, offset by $0.4 million related to proceeds from asset sales.

Net cash provided by financing activities for the six months ended June 30, 2018 of $7.5 million consisted primarily of $8.6 million drawn from our line of credit offset by $1.5 million of principal payments on debt. Net cash used in financing activities for the six months ended June 30, 2017 of $8.6 million consisted of $7.1 million used to pay down our line of credit and $1.6 million of principal payments on debt.

Secured Revolving Credit Facility

For more information, refer to Note 8, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the second quarter 2018.

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

In order to hedge our exposure to foreign currency transactions in the CAD and PHP, we had outstanding foreign currency forward and option contracts as of June 30, 2018 with notional amounts totaling $35.1 million. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $3.4 million on the underlying exposures of the derivative instruments. As of June 30, 2018, we have not entered into any arrangements to hedge our exposure to fluctuations in the Honduran lempira or the Jamaican dollar relative to the USD.

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

Interest Rate Risk

At June 30, 2018, we had a $50.0 million secured credit facility with BMO Harris Bank. The interest rate on our credit facility is variable based upon the LIBOR index, and, therefore, is affected by changes in market interest rates. If the LIBOR increased 100 basis points, there would not be a material impact to our unaudited consolidated financial statements.

During the six months ended June 30, 2018, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for risks related to the Warrant and Aegis Transactions, outlined below.

If Amazon and/or any of its affiliates exercise their right to acquire shares of our common stock pursuant to the Warrant, it will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our stock.

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

We issued the Warrant to Amazon and its affiliates in the expectation that it would provide an incentive to Amazon and/or any of its affiliates to increase the amount of business that Amazon and/or any of its affiliates conducts with us. However, Amazon and/or any of its affiliates are not obligated to purchase services from us. In the event Amazon or its affiliates choose not to purchase services from us and any of our affiliates, we will not achieve the associated benefits of such increased business.

The issuance of the shares in the Aegis Transactions could have a negative effect on our stock price.

In connection with the Aegis Transactions, we issued 20,766,667 shares of our common stock, representing approximately 55% of our outstanding common stock following issuance, in exchange for all of the outstanding shares of common stock of Aegis. We can offer no assurance that th combined company will generate the expected revenues or net income following the consummation of the Aegis Transactions. The issuance of common stock could have a depressive effect on the market price of our common stock by increasing the number of shares of common stock outstanding. Such downward pressure could encourage short sales by certain investors, which could place further downward pressure on the price of the common stock.

We granted registration rights to the Aegis Stockholder with respect to its shares, requiring us to file a registration statement with the SEC covering the resale of such shares, which means that such shares would become eligible for resale in the public markets. Any sales of those shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock.

As a result of the issuance of common stock in connection with the Aegis Transactions, the Aegis Stockholder owns a majority of our common stock and has the ability to control us.

As a result of the issuance of our common stock pursuant to the Aegis Transactions, the Aegis Stockholder owns approximately

55% of our common stock. Thus, the Aegis Stockholder is able to exercise significant influence over our business and affairs if it chooses to do so. The Aegis Stockholder is able to determine the outcome of all matters brought before the shareholders, including the approval of mergers and other business combination transactions and is able to designate and elect a majority of our directors. As a result of the Aegis Stockholder’s ownership of a majority of the voting power of our common stock, we are a “controlled company” as defined in NYSE listing rules and therefore are not subject to certain NYSE requirements that would otherwise require us to have (i) a majority of independent directors, (ii) a nominating committee composed solely of independent directors, (iii) the compensation of its executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. The Aegis Stockholder has designated a majority of our directors as of the closing.

The integration of our business with Aegis following the closing will present challenges that may result in a decline in the anticipated benefits of the Aegis Transactions.

The Aegis Transactions involve the combination of two businesses that currently operate as independent businesses. We will be required to devote management attention and resources to integrating our business practices and operations. There is a significant degree of difficulty and management distraction inherent in the process of integrating the two companies, which could cause an interruption of, or loss of momentum in, the activities of each company’s existing businesses. Management will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage existing business, service existing customers, attract new customers and develop new products, services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to us. If senior management is not able to effectively manage the process following closing of the Aegis Transactions, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. Potential difficulties the combined company may encounter in the integration process include the following:

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

•	lost sales and customers as a result of certain customers of either or both of the two businesses deciding not to do business with us;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Aegis Transactions;

•	integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;

•	consolidating and rationalizing information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting and control activities; and

•	preserving important relationships of both us and Aegis and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of key employees. In addition, the combined company could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the companies. If we are not able to successfully complete the combination of the business and fully realize the anticipated savings and synergies in a timely manner, or the cost to achieve these synergies is greater than expected, we may not fully realize the anticipated benefits of the Aegis Transactions, or it may take longer than expected to realize the benefits. The failure to fully realize the anticipated benefits could have a depressive effect on the market price of our common stock.

We have incurred significant transaction costs in connection with the Aegis Transactions, including all costs incurred by Aegis and the Aegis Stockholder in connection with the Aegis Transactions.

We have incurred and expect to incur significant, non-recurring costs in connection with consummating the Aegis Transactions. We may incur additional costs to retain key employees. Pursuant to the Aegis Transaction Agreement, we have, or after the closing of the Aegis Transactions will, pay, or reimburse Aegis or the Aegis Stockholder for, all transaction expenses incurred in connection with the Aegis Transaction Agreement and the Aegis Transactions by us, Aegis or the Aegis Stockholder, including all legal, accounting, consulting, investment banking and other fees, expenses and costs.

The total transaction expenses that we expect to incur as a result of the Aegis Transactions, which include the transaction expenses that we have paid or expect to pay, or reimburse Aegis or the Aegis Stockholder for, are currently estimated at approximately $12.5 million.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among StarTek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ DON NORSWORTHY	Date: August 8, 2018
Don Norsworthy
Senior Vice President, Chief Financial Officer and Treasurer
(duly authorized officer and principal financial officer)