Form 10-Q
period 2018-09-30
StarTek, Inc.
filed 2018-11-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of October 31, 2018, there were 37,060,558 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Definitive Proxy Statement filed with the Securities and Exchange Commission ("SEC") on June 13, 2018, the Form 8-K/A filed with SEC on October 5, 2018 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("STARTEK") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, STARTEK now qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Items 3. and 1A.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenue	$151,509	$119,819	$261,732	$233,817
Cost of services	128,747	99,762	222,087	196,265
Gross profit	22,762	20,057	39,645	37,552
Selling, general and administrative expenses	22,818	14,219	38,075	27,827
Transaction related fees	3,898	—	3,898	—
Impairment losses and restructuring charges, net	2,621	—	2,621	—
Operating income (loss)	(6,575)	5,838	(4,949)	9,725
Share of profit of affiliates	47	137	22	874
Interest expense, net	(4,114)	(1,343)	(7,387)	(2,379)
Exchange gains (losses), net	705	(272)	(1,163)	134
Income (loss) before income taxes	(9,937)	4,360	(13,477)	8,354
Income tax expense	953	1,505	1,187	2,429
Net income (loss)	$(10,890)	$2,855	$(14,664)	$5,925
Net income (loss) attributable to non-controlling interests	11	481	(55)	1,536
Net income (loss) attributable to Startek shareholders	$(10,901)	$2,374	$(14,609)	$4,389

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,341)	(476)	(4,565)	(904)
Change in fair value of derivative instruments	(562)	—	(562)	—
Pension amortization	$(483)	(567)	$(966)	(1,134)
Comprehensive income (loss)	$(14,276)	$1,812	$(20,757)	$3,887
Comprehensive income (loss) attributable to non-controlling interests	11	481	(55)	1,536
Comprehensive income (loss) attributable to Startek shareholders	$(14,287)	$1,331	$(20,702)	$2,351

Net income (loss) per common share - basic	$(0.32)	$0.11	$(0.54)	$0.21
Weighted average common shares outstanding - basic	33,812	20,767	27,289	20,767

Net income (loss) per common share - diluted	$(0.32)	$0.11	$(0.54)	$0.21
Weighted average common shares outstanding - diluted	33,812	20,767	27,289	20,767

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	March 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$14,133	$17,693
Restricted cash	6,392	5,226
Trade accounts receivable, net	145,156	110,545
Prepaid expenses and other current assets	19,462	18,772
Total current assets	$185,143	$152,236
Property, plant and equipment, net	35,784	25,814
Deferred income tax assets, net	4,354	4,481
Intangible assets, net	139,158	110,320
Goodwill	240,553	153,368
Investment in affiliates	10,877	10,911
Prepaid expenses and other non-current assets	12,412	9,511
Total assets	$628,281	$466,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,898	$20,672
Accrued expenses and other current liabilities	81,328	70,263
Short term debt	28,010	23,871
Current tax liabilities, net	673	3,160
Total current liabilities	$134,909	$117,966
Deferred income tax liabilities, net	17,026	17,711
Long term debt	150,336	127,133
Accrued expenses and other non-current liabilities	9,976	9,686
Total liabilities	$312,247	$272,496
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 37,060,558 and 20,766,667 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	$371	$208
Additional paid-in capital	296,185	153,702
Accumulated other comprehensive loss	(6,495)	(402)
Accumulated deficit	(21,425)	(6,815)
Equity attributable to Startek shareholders	$268,636	$146,693
Non-controlling interest	47,398	47,452
Total stockholders’ equity	$316,034	$194,145
Total liabilities and stockholders’ equity	$628,281	$466,641

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$(14,664)	$5,925
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,643	8,699
Provision for doubtful accounts	1,726	242
Share-based compensation expense	249	—
Deferred income taxes	(366)	(98)
Share of profit of affiliates	(22)	(874)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,586)	(6,824)
Prepaid expenses and other assets	(2,937)	(3,538)
Accounts payable	(690)	2,718
Income taxes, net	(3,759)	(997)
Accrued and other liabilities	9,865	1,508
Net cash provided by operating activities	459	6,761

Investing Activities
Purchases of property, plant and equipment	(4,511)	(7,555)
Distributions received from affiliates	—	1,315
Cash acquired in Aegis Transactions	1,496	—
Net cash used in investing activities	(3,015)	(6,240)

Financing Activities
Proceeds from the issuance of common stock	115	—
Proceeds (payments) on long term debt	(2,800)	664
Proceeds from other debts, net	4,089	3,589
Net cash provided by financing activities	1,404	4,253
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,242)	(36)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,394)	4,738
Cash and cash equivalents and restricted cash at beginning of period	$22,919	$19,511
Cash and cash equivalents and restricted cash at end of period	$20,525	$24,249

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Equity attributable to Startek shareholders	Non-controlling interest	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2018	20,766,667	$208	$153,702	$(402)	$(6,815)	$146,693	$47,452	$194,145
Purchase accounting entries due to the Aegis Transactions	16,226,392	162	142,119	(396)	—	141,885	—	141,885
Common stock issued	67,499	1	115	—	—	116	—	116
Share-based compensation	—	—	249	—	—	249	—	249
Changes to other comprehensive loss	—	—	—	(5,697)	—	(5,697)	—	(5,697)
Net loss	—	—	—	—	(14,609)	(14,609)	(55)	(14,664)
Balance, September 30, 2018	37,060,558	$371	$296,185	$(6,495)	$(21,425)	$268,636	$47,398	$316,034

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(In thousands, except per share data)
(Unaudited)

1. OVERVIEW AND BASIS OF PRESENTATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

STARTEK is a business process outsourcing company operating in thirteen countries and employing over 45,000 employees worldwide, serving over 250 clients in a variety of industries.

On July 20, 2018, Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), from CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”), in exchange for the issuance of 20,600,000 shares of common stock of the Company, par value $.01 per share (the “Common Stock”). Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of Common Stock at a price of $12 per share for a total cash payment of $2,000,000. As a result of the consummation of such transactions (the “Aegis Transactions”), the Aegis Stockholder became the holder of 20,766,667 shares of Common Stock, representing approximately 55% of the outstanding Common Stock. For accounting purposes, the Aegis Transactions are treated as a reverse acquisition and Aegis is considered the accounting acquirer. Accordingly, Aegis’ historical financial statements replace the Company’s historical financial statements following the completion of the Aegis Transactions, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the completion of the Aegis Transactions.

In addition, on July 20, 2018, in connection with the consummation of the Aegis Transactions, the Company and the Aegis Stockholder entered into a Stockholders Agreement, pursuant to which the Company and the Aegis Stockholder agreed to, among other things: (i) certain rights, duties and obligations of the Aegis Stockholder and the Company as a result of the transactions contemplated by the Transaction Agreement and (ii) certain aspects of the management, operation and governance of the Company after consummation of the Aegis Transactions.

Please see Note 3, "Business Acquisitions," for further information.

Fiscal year end

Upon filing of the 8-K/A on October 5, 2018, the fiscal year end of the Company was changed back to December 31 by the Board of Directors. Therefore, the Company will be filing a transitional report form 10-KT for the nine months ended December 31, 2018. As a result, some of the future financial information presented herein will be based on a December 31 year end.

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

These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of full year results.

The consolidated balance sheet as of March 31, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes of Aegis included in our Form 8-K/A filed with the Securities and Exchange Commission on October 5, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interests" on our Condensed Consolidated Statements of Comprehensive Income (Loss). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Form 8-K/A for the fiscal year ended March 31, 2018 filed with the SEC on October 5, 2018.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles and goodwill, purchase price allocations, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, measurements of stock-based compensation, assets and obligations related to employee benefits, and income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

Revenue

On April 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, (Topic 606). Topic 606 replaces numerous industry specific requirements and converges the accounting guidance on revenue recognition with International Financial Reporting Standards 15 (IFRS 15). Topic 606 utilizes a five-step process, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs.

Business Combinations

The Company accounts for business acquisitions under the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. The excess of the cost of the acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Acquisition related costs are expensed as incurred.

Goodwill and Intangible Assets

Goodwill is recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.

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

Intangible assets acquired in a business combination are recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at least annually, or more frequently if indicators of impairment arise.

Foreign Currency Matters
The Company has operations in Argentina and its functional currency has historically been the Argentine Peso. The Company monitors inflation rates in countries in which it operates as required by US GAAP. Under ASC 830-10-45-12, an economy must be classified as highly inflationary when the cumulative three-year rate exceeds 100%.

In May 2018, a discussion document prepared by the Center for Audit Quality SEC Regulations Committee and its International Practices Task Force describes inflation data for Argentina through April 2018. Considering this data and more recent data for May 2018, all of the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation currently exceed 100%.

Therefore, the Company will consider Argentina to be highly inflationary beginning on July 1, 2018. In accordance with ASC 830, the functional currency of the Argentina business will be changed to USD, which will require remeasurement of the local books to USD. Exchange gains and losses will be recorded through net income as opposed to through other comprehensive income as had been done historically. Translation adjustments from prior periods will not be removed from equity.

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, based on the grant-date fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments. We include an estimate of forfeitures when calculating compensation expense. We use the Black-Scholes method for valuing stock-based awards. See Note 11, “Share-Based Compensation” for further information.

Common Stock Warrant Accounting

We account for common stock warrants as equity instruments, based on the specific terms of our warrant agreement. For more information refer to Note 11, "Share-Based Compensation."

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The amendment makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020. The Company is evaluating the impact of the adoption of ASU No. 2018-14 on its financial statement disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new standard.

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

In July 2017, FASB issued a two-part ASU, No. 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In conjunction with the Amazon transaction agreement, we adopted this ASU in January 2018. Adoption resulted in treatment of the warrants as equity in our consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"), Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We adopted this ASU in January 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have completed our assessment of the impact of Topic 606 and have concluded that our historical revenue recognition practices are in compliance with the new standard. However, we have included additional qualitative and quantitative disclosures about our revenues as is required by Topic 606. We utilized the Modified Retrospective transition method. Please refer to Note 5 "Revenue" for additional information.

3. BUSINESS ACQUISITIONS

Aegis Transactions

On July 20, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Aegis from the Aegis Stockholder in exchange for the issuance of 20,600,000 shares of the Common Stock in the Aegis Transactions. Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of the Common Stock at a price of $12 per share for a total cash payment of $2 million. As a result of the consummation of the Aegis Transactions, the Aegis Stockholder now holds 20,766,667 shares of the Common Stock, which is equivalent to approximately 55% of the total outstanding Common Stock.

In accordance with ASC 805, Business Combinations, the transaction was accounted for as a reverse acquisition. As such, Aegis is considered to be the accounting acquirer. Therefore, Aegis’ historical financial statements replace the Company’s historical financial statements following the completion of the Aegis Transactions, and the results of operations of both companies will be included in the Company’s financial statements for all periods subsequent to July 20, 2018.

Because the Aegis Transactions are considered a reverse acquisition, the fair value of the purchase consideration is calculated based on the Company's stock price as it is considered to be more reliably determinable than the fair value of Aegis' private stock. Consideration is calculated based on the Company's closing stock price of $6.81 on July 20, 2018.

The following table summarized the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates are preliminary, pending final evaluation of certain assets, and therefore are subject to revisions that may result in adjustments to the values presented below:

Amount
Stock consideration	$140,286
Cash consideration	2,000
Total allocable purchase price	$142,286

Amount
Cash and cash equivalents	$1,496
Other current assets	46,570
Property, plant and equipment, net	15,930
Identifiable intangible assets	34,570
Goodwill	87,185
Other non-current assets	3,204
Current liabilities	(20,663)
Non-current liabilities	(26,006)
Preliminary purchase price	$142,286

The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our global delivery platform and other synergistic benefits. Goodwill from this acquisition is not expected to be deductible for tax purposes.

The amount of the Company's revenues and net loss since the July 20, 2018 acquisition date, included in our consolidated statements of comprehensive income (loss) for the three months ended September 30, 2018 were as follows:

From July 20, 2018 through September 30, 2018
Revenues	$45,521
Net loss	$(4,629)
The following table presents the unaudited pro forma information assuming the Aegis Transactions occurred on April 1, 2017. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on that date:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Revenues	$163,930	$189,191	$333,870	$377,168
Net income (loss)	$(8,909)	$(2,632)	$(16,225)	$2,601
Net income (loss) per common share - basic	$(0.26)	$(0.13)	$(0.59)	$0.13
Weighted average common shares outstanding - basic	33,812	20,767	27,289	20,767
Net income (loss) per common share - diluted	$(0.26)	$(0.13)	$(0.59)	$0.13
Weighted average common shares outstanding - diluted	33,812	20,767	27,289	20,767
These amounts have been calculated to reflect the additional amortization that would have been incurred assuming the Aegis Transactions occurred on April 1, 2017, together with the consequential tax effects.

Transaction related fees of approximately $3,898 and $3,898, comprised of transaction and integration costs, are identified separately on our consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2018, respectively.

ESM Holding Limited and Subsidiaries

On November 22, 2017, Aegis acquired ESM Holdings Limited ("ESM") and its subsidiaries, which provides business process outsourcing services for total consideration of $280,000. The acquisition was funded with cash of $153,910 and a $140,000 five year term loan.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins and cash flows for a period of five years, and applied a perpetual long-term growth rate thereafter. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. The values assigned to each of the key assumptions reflect the management’s past experience as their assessment of future trends, and are consistent with external/internal sources of information.

As of March 31, 2018, we concluded that goodwill was not impaired. In addition, no indicators of impairment exist as of September 30, 2018.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, March 31, 2018	$153,368
Acquisition during the period	87,185
Ending balance, September 30, 2018	$240,553

Intangible Assets

The following table presents our intangible assets as of September 30, 2018.

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$70,660	$3,785	$66,875	10.8
Brand	49,500	3,143	46,357	13.5
Trademarks	14,410	189	14,221	7.6
Other intangibles	2,100	92	2,008	3.2
Software	12,890	3,193	9,697	3.0
	$149,560	$10,402	$139,158	$—

Expected future amortization of intangible assets as of September 30, 2018 is as follows:

Years Ending December 31,	Amount
Remainder of 2018	$3,808
2019	14,498
2020	13,128
2021	11,779
2022	11,706
Thereafter	84,239

5.  REVENUE

On April 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, (Topic 606). Topic 606 replaces numerous industry specific requirements and converges the accounting guidance on revenue recognition with International Financial Reporting Standards 15 (IFRS 15). Topic 606 utilizes a five-step process, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs.

We have completed our assessment of the impact of Topic 606 and have concluded that our historical revenue recognition, contract acquisition cost, and fulfillment cost practices are in compliance with the new standard. However, we have included additional qualitative and quantitative disclosures about our revenues as is required by Topic 606.

The Company has unbilled revenue of $42,930 and $47,407 as of September 30, 2018 and March 31, 2018, respectively, which is included in Trade accounts receivable, net.

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

Disaggregated Revenue

In the following table, revenue is disaggregated by vertical for the three and six months September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
Vertical:	2018	2017	2018	2017
Telecom	$71,457	$76,682	$133,306	$151,592
Retail & E-Commerce	25,746	12,927	40,461	24,715
Media, Publishing and Entertainment	16,604	3,043	19,671	5,950
Financial services	9,017	8,349	18,090	14,718
Healthcare	5,396	1,976	7,216	3,868
Transport and Logistics	3,342	1,941	6,741	3,671
Other	19,947	14,901	36,247	29,303
Total	$151,509	$119,819	$261,732	$233,817

6. NET INCOME (LOSS) PER SHARE

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

For the three and six month periods ended September 30, 2017, there were no dilutive securities as the accounting acquirer did not historically have stock compensation programs. Therefore, basic and diluted weighted average number of common shares outstanding for these periods are the same number.

For the three and six month periods ended September 30, 2018, 5 and 298 shares, respectively, were not included in the computation of diluted earnings per share because we reported a net loss and the effect would have been anti-dilutive.

7. IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

No impairment losses were incurred during the six months ended September 30, 2018.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the six months ended September 30, 2018:

	Employee-related	Facilities-related	Total
Balance as of March 31, 2018	$—	$1,868	$1,868
Accruals	2,360	1,087	3,447
Payments	(998)	(496)	(1,494)
Balance as of September 30, 2018	$1,362	$2,459	$3,821

Employee-related charges

In conjunction with the closing of the Aegis Transactions, we eliminated a number of positions which were considered redundant, under a company-wide restructuring plan. We established reserves for employee related costs of $2,360 across a number of geographies. We expect to pay the remaining costs by the end of third quarter 2019.

Facilities-related charges

In conjunction with the closing of the Aegis Transactions, we terminated various leases in the United States and the Philippines. We established a reserve for the remaining costs associated with the leases in the amount of $1,087. We expect to pay the remaining costs by the end of the first quarter of 2021.

The Company has ceased operations in the United Kingdom. Upon closure, the Company recorded a reserve for the remaining costs associated with the lease of $1,868. We expect to pay the remaining costs by the end of the second quarter 2019.

8.  DERIVATIVE INSTRUMENTS

Cash flow hedges

Our locations in Canada and the Philippines primarily serve US-based clients. The revenues of these clients is billed and collected in US Dollars, but the expenses related to these revenues are paid in Canadian Dollars and Philippine Pesos. We enter into derivative contracts, in the form of forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold) to mitigate this foreign currency exchange risk. The contracts cover periods commensurate with expected exposure, generally three to twelve months.  We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the six months ended September 30, 2018 and 2017, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2018:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	5,100	$3,986
Philippine Peso	1,342,000	24,915
		$28,901

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 9, "Fair Value Measurements," and are included in prepaid expense and other current assets and accrued expenses and other current liabilities in our condensed consolidated balance sheets, respectively.

Non-designated hedges

We have also entered into foreign currency range forward contracts as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Realized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the three and six months ended September 30, 2018:

Derivatives not designated under ASC 815	For the Three Months Ended September 30, 2018	For the Six Months Ended September 30, 2018
Foreign currency range forward contracts	$1,046	$1,046
Interest rate swap	$13	$13

9.  FAIR VALUE MEASUREMENTS

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

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,128	$—	$1,128
Total fair value of assets measured on a recurring basis	$—	$1,128	$—	$1,128

Liabilities:
Interest rate swap	$—	$27	$—	$27
Foreign exchange contracts	$—	$682	$—	$682
Total fair value of liabilities measured on a recurring basis	$—	$709	$—	$709

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$—	$14	$—	$14
Total fair value of liabilities measured on a recurring basis	$—	$14	$—	$14

10. DEBT

The below table presents details of the Company's debt:

	September 30, 2018	March 31, 2018
Short term debt and current portion of long term debt
Working capital facilities	$17,782	$12,813
Term loan	$8,400	$6,215
Capital lease obligations	$1,828	$28
Other	—	4,815
Total short term debt	$28,010	$23,871

Long term debt
Term loan, net of debt issuance costs	$122,955	$127,119
Secured revolving credit facility	$26,504	$—
Capital lease obligations	$877	$14
Total long term debt	$150,336	$127,133

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $29 million for a number of working capital products. These facilities bear interest at Marginal Cost of Funds lending rates ("MCLR") plus margins between 0.8% and 3.6% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $10.6 million as of September 30, 2018.

A $10 million Senior Revolving Credit Facility was established in connection with the Senior Term Agreement entered into on October 27, 2017, described below. This revolving facility has an outstanding balance of $7.2 million as of September 30, 2018 and bears interest at a rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the ESM Acquisition in the amount of $140 million for a 5 year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a predetermine quarterly repayment schedule beginning six months after the first utilization date.

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of September 30, 2018, the Company was in compliance with all financial covenants.

In connection with the Term loan, the Company incurred issuance costs of $7,270 which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of September 30, 2018 amount to $5,845.

Secured revolving credit facility

The Company has a secured revolving credit facility which is effective through March 2022. Under this agreement, we may borrow the lesser of the borrowing base calculation and $50 million. As long as no default has occurred and with lender consent, we may increase the maximum availability to $70 million in $5 million increments. We may request letters of credit in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5,000. The borrowing base is generally defined as 95% of our eligible accounts receivable less certain reserves.

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment. As of September 30, 2018, outstanding letters of credit totaled $893.

The agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00:1.00, if a reporting trigger period commences. We were in compliance with applicable covenants as of September 30, 2018.

As of September 30, 2018, we had $26,504 of outstanding borrowings and our remaining borrowing capacity was $13,642.

Capital lease obligations

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets.

11. SHARE-BASED COMPENSATION

Employee compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for such awards was $249 and $249 for the three and six months ended September 30, 2018, respectively, and $0 and $0 for the three and six months ended September 30, 2017, respectively, and is included in selling, general and administrative expenses. As of September 30, 2018, there was $2,234 of total unrecognized compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 2.71 years.

Amazon Warrant

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

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest based on Amazon’s payment of up to $600 million to us or any of our affiliates in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The exercise price for all Warrant Shares will be $9.96 per share. The Warrant Shares are exercisable through January 23, 2026. As of September 30, 2018 no additional Warrant Shares have vested.

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

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Total
Balance at March 31, 2018	$(110)	$—	$(292)	$(402)
Foreign currency translation	(4,565)	—	—	(4,565)
Reclassification to operations	—	37	—	37
Unrealized losses	—	(599)	—	(599)
Remeasurement of defined benefit plan obligation	—	—	(966)	(966)
Balance at September 30, 2018	$(4,675)	$(562)	$(1,258)	$(6,495)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended September 30, 2018 and 2017 were as follows:

Item	Amount reclassified				Affected line item in the Condensed Consolidated Statements of Comprehensive Income (loss)
	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
(Gains) losses:
Foreign exchange contracts	$(35)	—	$(35)	—	Cost of services
Foreign exchange contracts	$(2)	—	$(2)	—	Selling, general and administrative expenses
Remeasurement of defined benefit plan obligation	$(483)	(567)	$(966)	(1,134)	Cost of services
Total reclassifications for the period	$(520)	$(567)	$(1,003)	$(1,134)

13.  SEGMENT AND GEOGRAPHICAL INFORMATION

With the close of the Aegis Transactions, the Company has experienced a change in the Chief Operating Decision Maker (CODM). With that change and several others, the Company is in the process of determining its reportable segments and will disclose such in its 2018 10-K.

The Company operates in thirteen countries. The following table presents revenue by geography for the three and six months September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
Revenue:
India	$31,674	$34,689	$64,488	$66,012
Middle East	$30,838	$35,891	$60,930	$72,756
Malaysia	$14,652	$11,706	$28,773	$22,513
Argentina	$12,489	$19,120	$28,402	$37,267
United States	$22,475	$—	$22,475	$—
Australia	$8,457	$9,315	$17,343	$17,459
Philippines	$13,235	$—	$13,235	$—
Rest of World	$17,689	$9,098	$26,086	$17,810
Total	$151,509	$119,819	$261,732	$233,817

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report.

BUSINESS DESCRIPTION AND OVERVIEW

STARTEK is a customer engagement business process outsourcing ("BPO") services provider resulting from the combination of STARTEK and Aegis (as described below). The combined business has over 45,000 employees and a significant presence across 66 locations in thirteen countries and six continents, delivering customer care solutions using a variety of multi-channel customer interactions, including voice, chat, email, social media and back-office support.

Aegis became a wholly owned subsidiary of STARTEK on July 20, 2018 and is a worldwide provider of customer experience management, which includes BPO services such as customer lifecycle management (“CLM”) services and back-office services, technology services and social media analytics. Aegis helps the world’s leading companies improve their customer experience and operational efficiency through a unique combination of technological innovation, operational expertise and actionable insights. Aegis also provides digital solutions to their clients, such as AegisLISAn, an end-to-end digital management platform and a social media tracker that helps their clients harness the full potential of social platforms, keep up with real-time trends driving their businesses and deliver real-world results.

Aegis’ CLM service offering is specialized in managing the entire lifecycle of customer care from sales-related prospecting to customer care, technical support and collection services. In their back-office services offering, Aegis provides finance and accounting services, human resource processing services (“HR Processing”) and spend management services. Aegis also provides technology services such as system integration services related to unified communications, networking and contact center technologies. Aegis follows a “right-shoring” approach, which is providing their clients with services from the best jurisdiction, whether a local jurisdiction or off-shore, depending on each client’s specific needs and the mix of skills and cost of labor in each location.

SIGNIFICANT DEVELOPMENTS

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

The transaction was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, for accounting and financial reporting purposes, the Company was treated as the acquired company, and Aegis was treated as the acquiring company. The historical financial information presented for the periods and dates prior to July 20, 2018 is that of Aegis, and for periods subsequent to July 20, 2018 is that of the merged company.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenue

Our revenues for the quarter ended September 30, 2018 increased by 26.4% to $151.5 million as compared to $119.8 million for the three-month period ended September 30, 2017. The increase in revenues is largely due to the consolidation of Startek with Aegis from July 20, 2018, offset by foreign currency exchange rate fluctuations of the Argentine Peso and Indian Rupee against the U.S. dollar. These fluctuations negatively impacted our revenues by $13.5 million, or 11.3%, for the three months ended September 30, 2018.

Revenues increased across most of our verticals, including Retail & E-commerce, Media, Publishing & Entertainment, Healthcare and Transport & Logistics. This was partly offset by a reduction in revenues from our Telecommunications vertical.

Our revenues are presented by region in the following table:

	Three Months Ended September 30,		2018 Increase/(Decrease) over 2017
Geography:	2018	2017
India	$31,674	$34,689	(8.7)%
Middle East	30,838	35,891	(14.1)%
Malaysia	14,652	11,706	25.2%
Argentina	12,489	19,120	(34.7)%
United States	22,475	—	100.0%
Australia	8,457	9,315	(9.2)%
Philippines	13,235	—	100.0%
Rest of World	17,689	9,098	94.4%
Total	$151,509	$119,819	26.4%

In India, while our revenue in US dollars decreased by 8.7%, the reduction was due to the depreciation of the Rupee relative to the US dollars. The revenue in Rupees increased by 1.4% for the three month period ended September 30, 2018 compared to the quarter ended September 30, 2017. Our India business caters to most of the telecommunications service providers in India. Currently, the telecommunications industry in India is going through a significant disruption due to the recent entry of a large conglomerate in the telecommunications industry that has been aggressively gaining market share from the incumbents, both in the private sector and the public sector. The fall in revenues due to the overall decline in volumes of the incumbent players is offset by the incremental volumes from this new player. Additionally, we continue to gain a higher share of business from clients in other sectors like Travel & Hospitality and E-commerce.

In the Middle East, our revenues declined primarily due to the reduction in volumes from one of our telecommunications client.

In Malaysia, we continue to experience significant growth across the board. The revenue increased by 25.2% for the three-month period ended September 30, 2018 compared to the quarter ended September 30, 2017. We added new clients in the Transport & Logistics vertical and also added new lines of business with existing clients across various industry sectors.

In Argentina, while the revenue, in the US dollars, for the three-month period ended September 30, 2018 decreased by 34.7%, the reduction was only due to the depreciation of the Argentine Peso relative to the US dollar. In local currency terms, our revenues have increased by 19.6% for the three month period ended September 30, 2018 compared to the quarter ended September 30, 2017. Our pricing to our customers is adjusted annually to consider the impact of inflation in the economy.

Revenue in the United States has been included for the period July 20, 2018 through September 30, 2018 in accordance with the accounting treatment consequent to the Aegis Transactions.

In Australia, while the revenue in US Dollars for the three month period ended September 30, 2018 decreased by 9.2%, the reduction was partly due to the depreciation in Australian Dollars relative to the US Dollar. In local currency terms, our revenues decreased by 5.8%. This was mainly due to the reduction in volumes in our key clients in Australia.

Revenue in the Philippines has been included for the period July 20, 2018 through September 30, 2018 in accordance with the accounting treatment consequent to the Aegis Transactions.

Rest of World is comprised of our operations in Jamaica, Honduras, Canada, South Africa, Peru, United Kingdom and Sri Lanka. The overall revenue from these regions increased by 94.4% for the three-month period ended September 30, 2018 compared to the quarter ended September 30, 2017. This is primarily due to the inclusion of revenues from Jamaica, Honduras and Canada for the period July 20, 2018 through September 30, 2018.

Cost of services

Overall, Cost of services as a percentage of revenue increased to 85.0% for the three-month period ended September 30, 2018 as compared to 83.3% for the three-month period ended September 30, 2017. Wages and benefits, Depreciation and amortization and rent costs are the most significant costs for the Company, representing 72.6%, 4.5% and 4.3% of total Cost of services, respectively. The breakdown of Cost of services is listed in the table below:

	Three Months Ended September 30,		2018 Increase/(Decrease) over 2017
	2018	2017
Wages and benefits	$93,513	$75,995	23.1%
Rent expense	5,492	3,810	44.1%
Depreciation and amortization	5,855	3,127	87.2%
Other	23,887	16,830	41.9%
Total	$128,747	$99,762	29.1%

Wages and benefits: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients. The impact of wage inflation and the Aegis Transactions were partly offset by the depreciation in the Argentine Peso and the Indian Rupee relative to the US Dollar, thereby leading to an increase of 23.1% in Employee Benefit expenses for the three month period ended September 30, 2018 compared to the three month period ended September 30, 2017.

For the three months period ended September 30, 2018, wages and benefits as a percentage of revenues reduced to 61.7% as compared to 63.4% for the quarter ended September 30, 2017. The Company continues to strategically move away from low-margin mass market business in the telecommunications industry to high-margin premium business.

Rent expense: Rent expense increased 44.1% from $3.8 million for the three month period ended September 30, 2017 to $5.5 million for the three month period ended September 30, 2018. This was primarily due to the Aegis Transactions, partly offset by the depreciation in the Argentine Peso and the Indian Rupee relative to the US Dollar.

Rent expense as a percentage of revenue increased marginally to 3.6% for the quarter ended September 30, 2018 as compared to 3.2% for quarter ended September 30, 2017.

Depreciation and amortization: Depreciation and amortization expense increased 87.2% for the three month period ended September 30, 2018 compared to the quarter ended September 30, 2017 from $3.1 million to $5.9 million. The depreciation and amortization charge for the quarter ended September 30, 2018 includes $1.9 million for the amortization of the newly acquired intangible assets as part of the Aegis Transactions.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased from 14.0% to 15.8%.

As a result, gross profit as a percentage of revenue for the three month period ended September 30, 2018 decreased to 15.0% as compared to 16.7% for the three month period ended September 30, 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 11.9% in the three month period ended September 30, 2017 to 15.1% in the three month period ended September 30, 2018. The SG&A expenses were $22.8 million in the three month period ended September 30, 2018, up by $8.6 million compared to the previous period. The increase is primarily due to the Aegis Transactions. The SG&A expenses for the three month period ended September 30, 2018 also included a one time charge of $0.6 million for bonus and severance paid to certain executives.

Transaction related fees

Acquisition related costs totaled $3.9 million for the three month period ended September 30, 2018. These consist of professional and advisory fees related to the Aegis Transactions.

Impairment losses and restructuring costs, net

Impairment losses and restructuring costs, net totaled $2.6 million for the three month period ended September 30, 2018. $2.2 million is due to the elimination of certain positions at various locations under a company wide restructuring plan and another $0.4 million resulting from the closure of one of our site in the United States.

Interest expense, net

Interest expense, net increased to $4.1 million in the three month period ended September 30, 2018 compared to $1.3 million in the three month period ended September 30, 2017. The increase is primarily due to interest expense on our term debt and revolving line of credit facilities.

Exchange gains (losses), net

Exchange gains (losses), net represents the impact of the re-measurement of our non-functional currency assets and liabilities and the related foreign exchange contracts. We recorded a net foreign exchange gain of $0.7 million in the three month period ended September 30, 2018 compared to a loss of $0.3 million in the three month period ended September 30, 2017.

Income tax expense

Income tax expense for the three month period ended September 30, 2018 was $1.0 million compared to $1.5 million for the three month period ended September 30, 2017. Income tax expense is primarily related to our India, Malaysia, South Africa and Argentina operations. The decrease in tax expense is primarily due to the depreciation of the Argentine Peso and Indian Rupee relative to the US Dollar. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

RESULTS OF OPERATIONS — SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenue

Our revenues for the six-month period ended September 30, 2018 increased by 11.9% to $261.7 million as compared to $233.8 million for the six-month period ended September 30, 2017. The increase in revenues is largely due to the consolidation of Startek with Aegis from July 20, 2018, offset by foreign currency exchange rate fluctuations of the Argentine Peso and Indian Rupee against the U.S. dollar. These fluctuations negatively impacted our revenues by $21.7 million, or 9.3%, for the six months ended September 30, 2018.

Revenues increased across most of our verticals, including Retail & E-commerce, Media, Publishing & Entertainment, Healthcare and Transport & Logistics. This was partly offset by a reduction in revenues from our Telecommunications vertical.

Our revenues are presented by region in the following table:

	Six Months Ended September 30,		2018 Increase/(Decrease) over 2017
Geography:	2018	2017
India	$64,488	$66,012	(2.3)%
Middle East	60,930	72,756	(16.3)%
Malaysia	28,773	22,513	27.8%
Argentina	28,402	37,267	(23.8)%
United States	22,475	—	100.0%
Australia	17,343	17,459	(0.7)%
Philippines	13,235	—	100.0%
Rest of World	26,086	17,810	46.5%
Total	$261,732	$233,817	11.9%

In India, while the revenue in the US dollars decreased by 2.3%, the reduction was due to the depreciation of the Rupee relative to the US dollar. The revenues in Rupees increased by 3.9% year over year.

In the Middle East, our revenues declined primarily due to the reduction in volumes from one of our telecommunications client.

In Malaysia, the revenue for the six month period ended September 30, 2018 in Malaysian Ringgit grew 19.6% as compared to the previous period while the revenue in the US dollars saw an increase of 27.8%. We continue to see growth in business across industries and clients in Malaysia. We are among the few outsourcing players in Malaysia with multi-lingual capabilities. We added new clients in the Transport & Logistics and E-Commerce verticals and also grew business from our existing key client.

In Argentina, revenue for the six-month period ended September 30, 2018 decreased 23.8%, however, the reduction was primarily due to the depreciation of the Argentine Peso relative to the US dollar. In local currency, our revenues have increased by 26.6% for the six-month period ended September 30, 2018 compared to the previous period. Our pricing to our customers is adjusted annually to consider the impact of inflation in the economy.

Revenue in the United States has been included for the period July 20, 2018 through September 30, 2018 in accordance with the accounting treatment consequent to the Aegis Transactions.

In Australia, while revenue in US Dollars for the six-month period ended September 30, 2018 decreased marginally by 0.7%, the reduction was due to the depreciation in Australian Dollars relative to the US Dollar. In local currency terms, our revenues increased by 0.1%.

Revenue in the Philippines has been included for the period July 20, 2018 through September 30, 2018 in accordance with the accounting treatment consequent to the Aegis Transactions.

Rest of World is comprised of our operations in Jamaica, Honduras, Canada, South Africa, Peru, United Kingdom and Sri Lanka. The overall revenue from these regions increased by 46.5% for the six-month period ended September 30, 2018 compared to the previous period. This is primarily due to the inclusion of revenues from Jamaica, Honduras and Canada for the period July 20, 2018 through September 30, 2018.

Cost of services

Overall, Cost of services as a percentage of revenue increased to 84.9% for the six-month period ended September 30, 2018 as compared to 83.9% for the six-month period ended September 30, 2017. Wages and benefits, Depreciation and amortization and rent costs are the most significant costs for the Company, representing 75.1%, 4.3% and 4.1% of total Cost of services, respectively. The breakdown of Cost of services is listed in the table below:

	Six Months Ended September 30,		2018 Increase/(Decrease) over 2017
	2018	2017
Wages and benefits	$166,692	$149,272	11.7%
Rent expense	9,014	7,703	17.0%
Depreciation and amortization	9,645	6,049	59.4%
Other	36,736	33,241	10.5%
Total	$222,087	$196,265	13.2%

Wages and benefits: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant cost items consist of payments made to agents, supervisors and trainers who are directly involved in delivering services to our clients. The impact of wage inflation and incremental expenses from the Aegis Transactions were partly offset by the depreciation in the Argentine Peso and the Indian Rupee relative to the US Dollar, thereby leading to an increase of 11.7% in Wages and benefits for the six-month period ended September 30, 2018 compared to the six-month period ended September 30, 2017.

For the six-month period ended September 30, 2018, wages and benefits expenses as a percentage of revenues remained stable at 63.7% compared to 63.8% for the previous period. The Company continues to strategically move away from low-margin mass market business in the telecommunications industry to high-margin premium business.

Rent expense: Rent expense increased 17.0% from $7.7 million for the six-month period ended September 30, 2017 to $9.0 million for the six month period ended September 30, 2018. This was primarily due to the incremental expenses related to the Aegis Transactions, partly offset by the depreciation in the Argentine Peso and the Indian Rupee relative to the US Dollar.

Rent expense as a percentage of revenue increased marginally to 3.4% for the six-month period ended September 30, 2018 as compared to 3.3% for six-month period ended September 30, 2017.

Depreciation and amortization: Depreciation and amortization expense increased 59.4% for the six-month period ended September 30, 2018 compared to the previous period from $6.0 million to $9.6 million. Depreciation and amortization for the six-month period ended September 30, 2018 includes $3.8 million for the amortization of the newly acquired intangible assets as part of the Aegis Transactions.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs decreased from 14.2% to 14.0%.

As a result, Gross profit as a percentage of revenue for the six-month period ended September 30, 2018 decreased to 15.1% as compared to 16.1% for the six-month period ended September 30, 2017.

Selling, general & administrative expenses

SG&A expenses as a percentage of revenue increased from 11.9% in the six-month period ended September 30, 2017 to 14.5% in the six-month period ended September 30, 2018. The SG&A expenses were $38.1 million in the six-month period ended September 30, 2018, up by $10.2 million compared to the previous period. The increase in cost is primarily related to the incremental costs due to the Aegis Transactions. The SG&A expenses for the six-month period ended September 30, 2018 also included a one time charge of $0.6 million for bonus and severance paid to certain executives.

Transaction related fees

Transaction related fees totaled $3.9 million for the six-month period ended September 30, 2018. These consist of professional and advisory fees related to the Aegis Transactions.

Impairment losses and restructuring charges, net

Impairment losses and restructuring charges, net totaled $2.6 million for the six-month period ended September 30, 2018. $2.2 million is due to the elimination of certain positions at various locations under a company-wide restructuring plan and another $0.4 million resulting from the closure of one of our sites in the United States.

Share of profit of affiliates

The profit from our associate company in Australia was $0.02 million in the six-month period ended September 30, 2018 compared to $0.9 million in the six-month period ended September 30, 2017.

Interest expense, net

Interest expense increased to $7.4 million for the six-month period ended September 30, 2018 compared to $2.4 million for the six-month period ended September 30, 2017. The increase is primarily due to interest expense on our term debt and revolving line of credit facilities.

Exchange gains (losses), net

Exchange gains (losses), net represents  the impact of the re-measurement of our non-functional currency assets and liabilities and the related foreign exchange contracts. We recorded a net foreign exchange loss of $1.2 million in the six-month period ended September 30, 2018 compared to a gain of $0.1 million in the six-month period ended September 30, 2017. The foreign exchange loss in the six-month period ended September 30, 2018 is due primarily to the depreciation in the Argentine Peso and Indian Rupee relative to the US Dollar.

Income tax expense

Income tax expense for the six-month period ended September 30, 2018 was $1.2 million compared to $2.4 million for the six-month period ended September 30, 2017. Income tax expense is primarily related to our India, Malaysia, South Africa and Argentina operations. The decrease in tax is primarily due to the depreciation in the Argentine Peso and Indian Rupee relative to the US Dollar. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, our working capital facilities, and term debt.  We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions.  Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on our working capital facilities periodically for ongoing working capital needs.  We believe our cash and cash equivalents, cash from operations and available credit will be sufficient to operate our business for the next twelve months.

As of September 30, 2018, working capital totaled $50.2 million and the current ratio was 1.37:1, compared to working capital of $34.3 million and a current ratio of 1.29:1 as of March 31, 2018. The increase was primarily driven by the increase in Trade accounts receivable.

Net cash provided by operating activities for the six months ended September 30, 2018 was $0.5 million, compared to $6.8 million for the six months ended September 30, 2017, primarily due to a net loss in first two quarters of 2018 compared to net income in first two quarters of 2017. Cash flows from operating activities can vary significantly from quarter to quarter depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable.

Net cash used in investing activities for the six months ended September 30, 2018 of $3.0 million consisted of capital expenditures offset by cash acquired in the Aegis Transactions. This compares to net cash used in investing activities for the six months ended September 30, 2017 of $6.2 million, which primarily consisted of capital expenditures offset by distributions received from affiliates.

Net cash provided by financing activities for the six months ended September 30, 2018 of $1.4 million consisted primarily of $4.1 million drawn from our lines of credit offset by $2.8 million of principal payments on debt. Net cash provided in financing activities for the six months ended September 30, 2017 of $4.3 million was primarily drawn from our lines of credit and principal debt.

Debt

For more information, refer to Note 10, "Debt," to our unaudited consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the three months ended September 30, 2018.

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

Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Form 8-K/A for the year ended March 31, 2018 for a complete description of our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As STARTEK has now qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. On July 20, 2018, we completed the Aegis Transactions as described elsewhere in this report. In connection with the Aegis Transactions, our internal controls over financial reporting are being integrated to incorporate the internal controls and internal control over financial reporting framework of Aegis. Such integration has resulted in changes in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that have materially affected our internal control over financial reporting. In particular, Grant Thornton India LLP communicated to the Audit Committee of our Board of Directors regarding inadequacy of internal controls over the financial statement close process of Aegis as it relates to accounting for complex, non-routine transactions. Other than the changes that have and may continue to result from such integration, there has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As STARTEK has now qualified for Smaller reporting company status, this disclosure is not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, on July 20, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Aegis from the Aegis Stockholder in exchange for the issuance of 20,600,000 shares of the Common Stock in the Aegis Transactions.  Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of the Common Stock at a price of $12 per share for a total cash payment of $2 million.  The issuance of the Common Stock is exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Securities Act”) and such shares of Common Stock were issued to the Aegis Stockholder, who represented that it is an accredited investor, as defined in Regulation D under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.  The cash proceeds from the sale of the Common Stock were used to pay transaction related fees.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among StarTek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
2.2	Stockholders Agreement dated as of July 20, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/20/2018
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of StarTek, Inc.	8-K	3.1	7/20/2018
10.1†	Amendment to Amended and Restated Employment Agreement of Chad A. Carlson, dated July 20, 2018	8-K	10.1	7/20/2018
10.2†	Letter Agreement, dated July 19, 2018, by and between Lance Rosenzweig and CSP Alpha Midco Pte Ltd	8-K	10.2	7/20/2018
10.3*†	Letter Agreement, dated July 1, 2018, by and between Ramesh Kamath and Aegis Customer Support Services Private Limited
10.4*
Facilities Agreement, dated October 27, 2017, between, among others, CSP Alpha Holdings Pte Ltd., as Original Borrower, and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank, as Mandated Lead Arrangers and Bookrunners

10.5*
Syndication Agreement, dated July 24, 2018, between, among others, CSP Alpha Holdings Pte Ltd., and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank as Mandated Lead Arrangers and Bookrunners

10.6*	Fifth Amendment to Credit Agreement by and between StarTek, Inc. and BMO Harris Bank, N.A.
10.7*	Management Services Agreement, dated March 1, 2018, by and between CSP Alpha Holdings Parent Pte Ltd and CSP Alpha Midco Pte Ltd
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2018 and 2017 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and March 31, 2018, (iii) Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2018 and 2017 (Unaudited) and (iv) Notes to Consolidated Financial Statements

*	Filed with this Form 10-Q.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Lance Rosenzweig	Date: November 8, 2018
Lance Rosenzweig
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Ramesh Kamath	Date: November 8, 2018
Ramesh Kamath
Chief Financial Officer
(principal financial and accounting officer)