Form 10-KT
period 2018-12-31
StarTek, Inc.
filed 2019-03-14
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2018 to December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2018 was approximately $81.7 million. As of March 6, 2019, there were 37,537,223 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES
2018 TRANSITION REPORT ON FORM 10-KT

Part I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the following:

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements.  All forward-looking statements herein speak only as of the date hereof, and we undertake no obligation to update any such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations include but are not limited to those items set forth in Item 1A. “Risk Factors” appearing in this Form 10-KT.

Unless otherwise noted in this report, any description of “us," “we” or "our" refers to StarTek, Inc. ("Startek") and its subsidiaries.  Financial information in this report is presented in U.S. dollars.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Startek, Inc. (“Startek”, the Company”, “we”, “our” or “us”) is a global business process outsourcing company that provides omnichannel customer interactions, technology back-office support solutions for some of the world’s most iconic brands in a variety of vertical markets. Operating under the Startek and Aegis brands, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions powered by the science of dialogue, we deliver personalized experiences between our clients and their customers across every interaction channel and phase of the customer journey. Our solutions are supported by over 47,500 employees, delivering services from 58 locations in 13 countries on five continents. Each day, our customer experience experts work together to deliver customer experiences that are personal, meaningful, and true to our clients’ brands.

The Company was founded in 1987. At that time, our business was centered on supply chain management services, which included packaging, fulfillment, marketing support and logistics services. After our initial public offering on June 19, 1997, we increasingly focused on operating customer care contact centers and grew to include our current suite of customer experience offerings. To help us remain strategically competitive while expanding our reach with new and existing clients, we acquired several companies from 2013 to 2015, including Ideal Dialogue, Inc., Collection Center, Inc., and ACCENT Marketing Services, LLC. On July 20, 2018, the Company acquired CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), which resulted in CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (“Capital Square Partners or CSP”) owning a majority of the Company's outstanding shares. Capital Square Partners, a Singapore based private equity fund, which owned Aegis, is now the majority shareholder in the Company, owning approximately 56% of our outstanding shares. For more details regarding our acquisition, please refer to Note 3 which forms part of notes to consolidated financial statement included in Item 8 of this Form 10-KT. The combination greatly improved our competitive position in the market by providing us with access to many of the world’s most rapidly growing markets, multi-lingual offerings, a strong footprint, and the institution of operational excellence capabilities and industry best practices.

While we have customer engagement experience in almost every industry, we have developed tailored expertise in the telecom, media and cable, e-commerce and consumer, financial and business services and healthcare and education sectors. We serve approximately 225 clients globally, many of which are industry leaders in their respective verticals and geographies. We not only understand the industries in which our clients operate but also the unique challenges they face and the culture of the business or geography within which services are delivered. We believe our knowledge of best practices across different industries and an understanding of the solutions that can be implemented in the context of our clients’ operating environments enables us to improve processes and performance metrics and drive measurable results that differentiate our clients from their competitors. The trust and confidence that our clients have in us is understood by the long relationships we enjoy with many of our key clients, including servicing our top five clients for more than eight years on average.

Service Offerings

Startek offers a broad range of customer experience, technology and back-office support solutions that are designed to help our clients gain competitive advantage by transforming their customer experience operations. Our solutions are highly configurable, insight driven, technology-led, and vertically specific to align with our clients’ unique requirements.

Customer Engagement Consulting Services: Our suite of consulting services helps clients design, implement, and continuously optimize the ideal customer experience based on comprehensive data and analysis that shows how customers engage with brands across all touchpoints and channels. We assess the customer experience and map the customer journey to design the ideal engagement model across human, automated, and hybrid interactions. We also select and train our customer experience experts, applying proven principles of dialogue across engagement specialists and channels to analyze conversations, quality management, and customer satisfaction.

Omnichannel Engagement: Our enterprise-class omnichannel engagement services provide clients with high-end customer care, technical support, and sales solutions to help them acquire, support, retain, and grow strong customer relationships. Our solutions seamlessly integrate voice, chat, email, digital and social media channels to maximize customer satisfaction, sales, and retention. We provide these solutions from delivery campuses around the world where our customer experience experts are trained to efficiently solve problems across the customer journey, resulting in higher satisfaction, brand loyalty, sales revenue, and a stronger competitive position for our clients.

Social Media: As part of our suite of omnichannel engagement services, we provide clients with social media listening, monitoring, response, risk and reputation management, campaign activation, and community and content moderation. Our social media experts authentically engage with our clients’ customers across multiple social platforms, blogs and forums, rating and review sites, and online stores. Our services use a combination of third-party tools and AegisLISAn, our proprietary, omnichannel social CRM platform that tracks and monitors social conversation threads across numerous niche digital streams and helps clients derive actionable intelligence and opportunities to enhance the value of their brands from the conversation clutter.

Customer Intelligence Analytics: Our suite of customer intelligence analytics provides clients with insights and actionable information at every stage of the customer journey. We use a multi-pronged approach to help our clients better understand and predict customer behaviors and interaction preferences. Our diagnostic tools measure all dimensions of specialist behavior and its impact on key performance metrics to help reverse engineer the ideal conversation. This analysis helps clients better understand the scope, severity, impact, and root cause of underperformance. Using proprietary analytic models, we also provide the insights clients need regarding the customer experience, marketing and branding, innovation and R&D, and sales initiatives to help inform and enhance their business decisions and drive customer experience transformation.

Scientific Research: We provide clients with scientific research through our proprietary Ideal Dialogue Science Lab, the industry’s first and only client-based research facility for engagement center operational knowledge and optimization. Our Science Lab picks up where data analysis leaves off by applying scientific rigor and methodology to uncover micro-issues at the conversation level that are important drivers for our clients’ critical metrics. The lab maps complex relationships involving human behaviors, communicative dispositions, unique call drivers, and customer perceptions. The lab also allows clients to create, test, and validate innovative and impactful solutions using the scientific method to improve the customer experience. Through the Science Lab, clients work hand-in-hand with our communication scientists to uncover meaningful insights in a continuous feedback loop.

Back Office Services: We provide finance and accounting services, human resource processing services, data management, and spend management services to help clients enhance their customer-centric view of relationships while maximizing operating efficiencies. Our back-office services are designed to help clients achieve their business objectives by automating repetitive processes and aligning human capital with business goals.

Receivables Management: We provide first- and third-party collections services directly for our clients in the telecommunications, cable and media, and healthcare industries. We help our clients reduce bad debt write-offs and recover past due balances in an efficient, compliant and empathetic manner, which promotes and protects our clients' brands and helps them retain customers.

Our Clients

We develop long-term relationships with global corporations and medium-sized businesses whose business complexities and customer focus require a strategic partner that can quickly and globally scale the tools, technology, and talent needed to design and deliver the desired customer experience. We provide these services to clients from our delivery campuses across North America, South America, Africa, Asia, and Australia.

As of December 31, 2018, we had a diverse client base of more than 225 clients across a variety of verticals, including companies that we believe are among the leading players in their respective industries. Approximately 48% of our revenue is derived from clients within the telecommunications industry which has resulted in a rapidly evolving environment for service providers. Our focus is on the continued diversification of the industries we serve by targeting high growth verticals such as e-commerce and consumer, financial and business services, healthcare and education and travel and hospitality. Our revenues for the nine months ended December 31, 2018 by industries served were as follows:

Nine months ended December 31, 2018
Telecom	48%
E-commerce & Consumer	13%
Financial & Business Services	10%
Media & Cable	9%
Travel & Hospitality	9%
Healthcare & Education	5%
Energy, Power & Utility	2%
Others	4%

In the nine months ending December 2018, our top five and ten clients represented 38% and 52% of total revenue, respectively. We enter into Master Service Agreements (MSAs) that cover all our work for each client. These MSAs are typically multi-year contracts that may or may not include auto-renewal provisions. Although they typically do not include contractual minimum volumes and are generally terminable by the client without penalty upon prior written notice, our relationships with our top five clients have averaged around eight years, including multiple contract renewals for several of these clients.

Our clients’ customer experience needs continue to evolve and are expanding beyond basic order processing or first-tier calls to handling complex issues requiring advanced problem-solving skills, an in-depth understanding of their customers, sourcing the relevant technology capabilities to deliver personalized customer experience (CX), and building a highly-qualified talent pool for managing the customer experience. The digital outsourcing drivers for enterprises such as access to better technology, analytics, and omnichannel solutions are increasingly becoming more important than traditional outsourcing drivers. Our clients are looking to us to provide them with next generation technology solutions to help them solve key business problems. We are investing in digital solutions, including leveraging Artificial Intelligence (AI) and Robotic Process Automation (RPA) technologies to unlock customer insights, predict customer actions, and make personalized recommendations. We are committed to delivering solutions through which we partner with our clients to achieve and deliver the desired customer experience.

Key Competitive Differentiators

Our client base is largely comprised of leading global and regional brands. We believe our vast global footprint, world-class technology, and human capital solutions powered by the science of dialogue are ideally suited for these clients. Brands increasingly look to partner with service providers who embrace customer-centricity and proactively suggest innovative solutions to transform their customer experience operations. We also believe we are well-positioned to succeed in this changing landscape and are differentiated by our insights and analytics, technology-led innovation, and customizable engagement solutions powered by the science of dialogue. Additionally, we also believe our innovative human capital strategies and operational best practices are key competitive advantages. The successful execution of our principal corporate strategies depends on our competitive strengths, which are briefly described below:

Scale and Global Footprint
We are a truly global business with global clients, global management teams, global best practices, and global thinking. Our vast footprint provides clients with access to some of the world’s most rapidly growing markets, multilingual offerings, and the institution of operational best practices across the globe. Our scale, breadth, and capabilities also support clients with global business requirements by providing engagement services in country or in geographical proximity based on their customer experience needs.

Technological Excellence
We believe that Startek provides clients with unmatched infrastructure stability. We utilize a combination of industry-best practices, internally developed tools, and a globally distributed team of engineers and support staff to centralize and standardize our worldwide delivery capabilities. This architecture enables us to deliver improved scalability and quality of delivery for our clients while lowering capital requirements and information technology operating costs. Our self-healing network, unique to the industry, also enables us to deliver every customer contact cleanly and with minimal downtime. Through automation and machine learning, we seamlessly identify fault in third-party applications and route around or drive repair. The stability of our infrastructure allows us to provide seamless contact delivery while also focusing on developing and delivering new, innovative offerings, including chatbots, artificial intelligence, and neuro-linguistic programming. Our IT solutions are not only technologically sound but also embody the principles of human communication science to ensure a better interaction experience for our clients’ customers.

Operational Excellence
Our operating platform provides the core processes that allow us to be consistent in our service offering across sites and geographies. It includes execution and innovation in every area of the operation including on-boarding and enabling employees, executing against goals, evaluating and improving performance, and enhancing the total experience of our clients’ customers.

Customizable Engagement Solutions
We are passionate about our clients’ critical business goals. Our solution configuration is aligned with our clients’ unique requirements, but more importantly, the desired outcomes they seek are to optimize sales, customer satisfaction, retention, and loyalty. We are flexible and keenly aware that designing solutions around clients’ strategic goals is critical. Not only do we provide experienced management teams that bring together a trained, productive workforce, equipped with the right tools and technology, but we also provide front- and back-end analytics to develop the right solution and proprietary quality assurance tools that ensure a “closed loop” improvement cycle that is easy to measure and manage.

The Science of Dialogue
Our omnichannel engagement solutions across voice, chat, email, digital, and social media channels are designed to optimize the customer experience using the science of dialogue. Our approach is based on 50 years of human communication science research and helps clients improve customer satisfaction and net promoter scores as well as other customer-facing performance metrics. We employ a chief science officer and a team of communication scientists who study hundreds of thousands of surveys, chat recordings, and social exchanges and recommend improvements to performance. We also invented the Ideal Dialogue model and leverage it in our proprietary Ideal Dialogue Science Lab for research and development initiatives across human, automated, and hybrid channels.

Human Capital
We have more than three decades of experience managing global talent and offer a consistent, scalable, and flexible workforce that is passionate about delivering the desired customer experience while meeting or exceeding our clients’ key business objectives. We consistently invest in forward-thinking strategies to attract, develop, reward, and retain top talent across our global enterprise. Our talent management processes are based on the latest strategies in the field of human capital management and are designed to create a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. We are highly proactive in hiring a diverse workforce and have won numerous awards for our diversity and inclusion strategies.

Strategy

We are committed to building the premier, high performance partner for the world’s finest brands while generating profitable growth for our investors. Following our recent business combination with Aegis, our clients have begun to experience the benefit of our global reach and access to new markets, multilingual offerings, and new digital solutions. We believe that the foundation for our success is strong, and we continue to expect synergies, revenue growth, and operating efficiencies from the combination. To that end, we plan to continue:

•	Growing deeper, more strategic relationships with our existing global client base through our broader delivery capabilities and expanded suite of solutions;

•	Pursuing new clients in high growth industries that are committed to differentiation by putting the customer experience first;

•	Investing in our sales leadership to accelerate growth across a broad set of industries and geographies;

•	Improving our market position by becoming the leader in customer experience management services;

•	Improving profitability through operational improvements, increased utilization and higher margin accounts;

•	Expanding our global delivery platform to meet our clients' needs;

•	Broadening our service offerings through more innovative, technology-enabled and added-value solutions; and

•	Attracting and retaining a high performing, motivated and diverse workforce, capable of handling increasingly more complex customer issues.

Driving a superior customer experience for our clients is at the center of everything we do. Our customer experience experts are on the front lines every day working to build and maintain strong customer relationships that drive sales, satisfaction, and loyalty for our clients’ brands. We will continue to invest in our core customer experience solutions, consulting and analytics capabilities, technology-enabled platform, and human communication science research to accelerate revenue growth across the globe.

Seasonality

Our business can be seasonal depending on our clients' marketing programs and product launches, which are often geared toward the end of summer and the winter holiday buying season in the United States and during major local festival seasons across our other geographies.

Industry

The worldwide customer management business process outsourcing ("CM BPO") market is projected to grow steadily at 4.8% compounded annual growth rate ("CAGR") through 2021, according to industry research firm IDC. By the end of 2021, IDC estimates the CM BPO industry to achieve a total market size of $228 billion. Approximately 62% of the worldwide BPO spend comes from the Americas region, while Asia-Pacific region has the strongest growth (7.3% CAGR). Evolving buyer expectations to deliver next-generation CX will continue to fuel growth as brands increasingly turn to service providers to support their ongoing efforts for digital transformation.

The industry is also evolving to include key strategic elements beyond traditional contact centers and now includes CX consulting and digital CX services. Despite ongoing market consolidation through multiple mergers and acquisitions, this expanded scope of services driven by the digital CX needs of enterprises is likely to increase the market attractiveness for not only incumbent players but also for new providers with differentiated digital CX capabilities, according to industry research firm Everest Group.

Competition

The global contact center outsourcing market in which we operate is extremely competitive. While many companies provide customer engagement solutions and services, we believe no one company is dominant in the industry. The industry continues to consolidate but remains very fragmented with the five largest competitors combined capturing less than 20% of the global market.

Our competitors vary by geography and business segment and range from large, multinational corporations to smaller, narrowly-focused enterprises. Across our lines of business, the principal competitive factors include: client relationships, technology and process innovation, integrated solutions, operational performance and efficiencies, pricing, and financial strength. We primarily compete with in-house customer management operations as well as other companies that provide customer experience management, including Alorica, Concentrix, Sitel, Sykes, TTEC, Teleperformance, and Transcom, among others. We also compete with smaller, specialized companies and divisions of multinational companies such as Accenture, Conduent, Infosys, Tech Mahindra and Wipro, among others.

Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization. We believe that while smaller than many of our competitors, we are able to compete because of our focus and scale as well as our ability to add value to our clients' businesses. Clients often select Startek to challenge these large competitors, seeking more innovation, flexibility and speed to market. Our competitive strategy is to provide clients with higher-value human, automated, and hybrid customer experience management solutions powered by the science of dialogue.

Government and Environmental Regulation

We are subject to numerous federal, state, and local laws in the countries, states, and territories in which we operate, including tax, employment, environmental and other laws that govern the way we conduct our business. There are risks inherent in conducting business internationally, including significant changes in domestic government programs, policies, regulatory requirements, and taxation with respect to foreign operations; unexpected changes in foreign government programs, policies, regulatory requirements and labor laws; and difficulties in staffing and effectively managing foreign operations.

Employees

We recognize our employees as the core of our success and provide them with learning opportunities, multicultural exposure, international work opportunities, and multiple career paths. As of December 31, 2018, we employed approximately 47,500 employees in 13 countries on five continents. Approximately 93% of our employees are located outside the United States. Approximately 8% of our employees were members of a labor union or were covered by collective bargaining agreements, most of which are mandated under national labor laws outside the United States. These agreements are subject to periodic renegotiations, and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements. We consider our employee relations to be good.

CORPORATE INFORMATION

Our principal executive offices are located at 8200 E. Maplewood Ave., Suite 100, Greenwood Village, Colorado 80111. Our telephone number is (303) 262-4500. Our website address is www.startek.com.  Our stock currently trades on the New York Stock Exchange ("NYSE") under the symbol SRT.

Copies of our Annual Report on Form 10-KT, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website (www.startek.com) as soon as practicable after we furnish it to the Securities and Exchange Commission (“SEC”). We also make available on the “Investor Relations” page of our corporate website, the charters for the Compensation Committee, Audit Committee and Governance and Nominating Committee of our Board of Directors, as well as our Corporate Governance Guidelines and our Code of Ethics and Business Conduct.

None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS

Market and Client Related Risks

A substantial portion of our revenue is generated by a limited number of clients. The loss or reduction in business from any of these clients would adversely affect our business and results of operations.

Revenue from our five largest clients together accounted for 38% of our total revenues for the nine months period ending December 31, 2018. Any loss of business from any major client could reduce our revenue and significantly harm our business.

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to replace the revenue on a timely basis. A number of factors, other than our performance, could cause the loss of a client or reduction of business from a client. In certain cases, our business may be impacted when a large client changes its outsourcing strategy by moving more work in-house. Reduced outsourcing spending in response to a challenging economic or competitive environment may also result in our loss of a client.

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

We depend on several large clients concentrated in a few industries, as well as clients located in a few geographies. Economic slowdown or factors that affect these industries could reduce our revenues and harm our business.

A substantial portion of our clients are concentrated in the telecommunication industry. During the nine months ended December 31, 2018, we derived 48% of our total revenues from the telecommunication industry. During 2018, certain of our clients from the telecommunications industry have terminated contracts and/or reduced volumes. This has resulted in significant reduction in our revenues from the United States and have also resulted in sharp decrease in profitability. We expect to continue to experience volatility with regards to call volumes with our telecommunications clients in 2019, and the shift in client demand from customer voice experience solutions toward digital customer experience solutions may increase as digital solutions become more effective at resolving customers’ needs. This may lower the demand for our services or impact the prices that we can obtain for our services and consequently, adversely affect our revenues and profitability. A reduction in the amount of business we receive from our clients could also result in stranded capacity and costs and adversely affect our business, results of operations and financial condition.

Economic slowdowns in some markets, particularly the United States, Saudi Arabia, India, Australia, South Africa, Malaysia and Argentina may cause reductions in spending by our clients, which may impede our ability to maintain existing business or develop new business and adversely impact our results of operations and financial condition. A downturn in any of our targeted industries, particularly the telecommunications, banking and financial services, travel and leisure industries, a slowdown or reversal of the trend to offshore business process outsourcing in any of these industries or the introduction of regulation which restricts or discourages companies from outsourcing could result in a decrease in the demand for our services and adversely affect our results of operations.

Client consolidation could result in a loss of business that would adversely affect our operating results.

The telecommunications industry has had a significant level of consolidation. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired themselves. Such consolidations may decrease our business volume and revenue, which could have an adverse effect on our business, results of operations and financial condition.

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

Intense competition in the market for outsourcing services could affect our win rates and pricing, which could reduce our share of business from clients and decrease our revenues and/or our profits.

Our revenues and profits depend, in part, upon the continued demand for our services by our existing and new clients and our ability to meet this demand in a competitive and cost-effective manner. The outsourcing services market is highly competitive. Our competitors include large global outsourcing and technology firms, regional outsourcing services firms, software and solution providers, niche service providers and in-house customer support services departments of large corporations.

The outsourcing services industry is experiencing rapid changes that are affecting the competitive landscape, including recent divestitures and acquisitions that have resulted in consolidation within the industry. These changes may result in larger competitors with significant resources or competitors with more competitive service offerings in emerging areas of demand, such as digital solutions, cloud based solutions and artificial intelligence based solutions. In addition, some of our competitors have added offshore capabilities to their service offerings. These competitors may be able to offer their services using the offshore and onsite model more efficiently. Many of these competitors are also substantially larger than us and have more diversified infrastructure and contact center locations than us. We may face competition in countries where we currently operate, as well as in countries in which we expect to expand our operations. Many of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues, have more extensive existing client relationships and technology partnerships and have greater brand recognition than we do. We may be unable to compete successfully against these competitors or may lose clients to these competitors.

Additionally, our ability to compete effectively also depends in part on factors outside our control, such as the price at which our competitors offer comparable services, and the extent of our competitors’ responsiveness to their clients’ needs. Moreover, our ability to maintain or increase pricing is restricted as clients often expect that as we do more business with them, they will receive volume discounts or lower rates. In addition, existing and new customers are also increasingly using third-party consultants with broad market knowledge to assist them in negotiating contractual terms. Any inability to maintain or increase pricing on account of this practice may also adversely impact our revenues, gross profits, operating margins and results of operations.

Risks arising from the investments we make in anticipation of and to maintain our growth

Our business relies heavily on technology and computer systems, which subjects us to various uncertainties, damage or disruptions within or beyond our control

We have invested in sophisticated and specialized telecommunications and computer technology and have focused on the application of this technology to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. There can be no assurance that any technology or computer system will not encounter outages or disruptions.  Any significant failure, damage or destruction of our equipment or systems, or any major disruptions to basic infrastructure such as power and telecommunications systems in the locations in which we operate, could impede our ability to provide services to our clients and thus adversely affect their businesses, have a negative impact on our reputation and may cause us to incur substantial additional expenses to repair or replace damaged equipment or facilities. Our future success will also depend in part on our ability to anticipate and develop information technology solutions, controls, and processes that keep pace with evolving industry standards, changing client demands, and increasing risks.

Our business will be adversely affected if we fail to enhance existing services or anticipate and develop new services and effectively manage the rapid changes in the use of technology.

The outsourcing and technology services market is characterized by rapid technological change leading to automation of services, evolving industry standards, changing client preferences and new product and service introductions. Our future success will depend on our ability to anticipate these advances and develop new service offerings to meet client needs. We may fail to anticipate or respond to these advances on a timely basis, or, if we do respond, the services or technologies that we develop may not be successful in the marketplace and may need significant investments. We are working to develop several new solutions involving artificial intelligence-based automation, robotic process automation, social media analytics and other technologies both inhouse and in partnership with smaller companies that have developed niche expertise in these technologies. The complexity of these solutions, our inexperience in developing or implementing them and significant competition in the markets for these solutions may affect our ability to market these solutions successfully. In addition, the development of some of the services and technologies may involve significant upfront investments and the failure of these services and technologies may result in our inability to recoup some or all of these investments. Further, better or more competitively priced products, services or technologies that are developed by our competitors may render our services non-competitive or obsolete.

Our operating results may be adversely affected if we are unable to maximize our facility capacity utilization.

Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients' customers, and as a result, our capacity utilization varies, and demands on our capacity are, to some degree, beyond our control. We continuously anticipate and forecast business growth and infrastructure requirements and may invest in new facilities with or without contracted business from such facilities. We have experienced, and in the future may experience periods of idle capacity from opening new facilities where forecasted volume levels do not materialize. In addition, we have experienced, and in the future may experience idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business because we generally do not have the ability to require a client to enter into a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes.

We assess the expected long-term capacity utilization of our facilities and may consolidate or close under-performing facilities in order to maintain or improve targeted utilization and margins. We may incur impairment losses and restructuring charges in future years as a result of closing facilities. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

If client demand declines due to economic conditions or otherwise, we may not be able to leverage our fixed costs as effectively, which would have a material adverse effect on our results of operations and financial condition.

Adverse changes to our relationships with the companies with whom we have an alliance or joint venture or in the business of the companies with whom we have an alliance or joint venture could adversely affect our results of operations.

We have a joint venture with a large telecom operator in the Kingdom of Saudi Arabia. The priorities and objectives of the joint venture partner may differ from ours. In addition, the joint venture partner is the largest client of the joint venture entity. An adverse economic environment leading to adverse conditions at the joint venture partner’s business could lead to lower volumes for us and may adversely affect our results of operations. Any renegotiation in the terms of the joint venture agreement that are detrimental to us relative to the current shareholder agreement between the joint venture parties could also have adverse impact on our financials. Termination of the contract with the joint venture partner entity could significantly hamper our operations in the Kingdom of Saudi Arabia and would have a significant adverse impact on the consolidated results of our operations.

Goodwill that we carry on our balance sheet could be subjected to significant impairment charges in the future.

As a result of two significant business combinations, we carry a significant amount of goodwill on our balance sheet. Goodwill is subject to impairment review at least annually. Impairment testing under US Generally Accepted Accounting Principles may lead to impairment charges in the future. Any significant impairment charges could have a material adverse effect on our results of operations.

We have and may incur material restructuring charges in the future.

We continually evaluate ways to reduce our operating expenses and adapt to changing industry and market conditions through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. We have recorded restructuring charges in the past related to involuntary employee terminations, facility closures, and other restructuring activities, and we may incur material restructuring charges in the future. The risk that we incur material restructuring charges may be heightened during economic downturns, if clients’ demand, preferences or expectations change rapidly, or with expanded global operations.

Operations Related Risks

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

The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for existing business or future growth, particularly if we undertake new client relationships in industries in which we have not previously provided services. Because a substantial portion of our operating expenses consists of labor-related costs, labor shortages or increases in wages (including minimum wages as mandated by the federal governments, employee benefit costs, employment tax rates, and other labor related expenses) could cause our business, operating profits, and financial condition to suffer. Economic and legislative changes in the U.S. may encourage organizing efforts in the future which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our operating costs may increase as a result of higher labor costs or increase in minimum wages.

We have sought to contain our labor costs by limiting salary increases and payment of cash bonuses to our employees. The local economies in some of the locations in which we operate may experience growth, which causes pressure on labor rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels in order to remain competitive. Recent legislation with respect to raising the minimum wage has been passed in certain U.S. states in which we operate, which will likely lead to higher wages in certain facilities. Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results.

Wage costs in offshore delivery locations such as India and Philippines have historically been significantly lower than wage costs in the United States for comparably skilled professionals, which has been one of our competitive strengths. Offshore outsourcing is a politically sensitive topic in the US and elsewhere. There have been increased expression of concern by many organizations and public figures about a perceived association between offshore outsourcing providers and the loss of jobs in their home countries. Recently there has been an indication that immigration regulations in United States could undergo significant changes that may require us to substitute offshoring with local hires in the United States. Such hiring could result in overall increased wage costs thereby impacting profitability.

Additionally, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our profit margins. We have historically experienced significant competition for employees from large multinational companies that have established and continue to establish offshore operations in India, as well as from companies within India. This competition has led to wage pressures in attracting and retaining employees, and these wage pressures have led to a situation where wages in India are increasing at a faster rate than in the United States.

Employee strikes, collective bargaining agreements and other labor-related disruptions may adversely affect our operations.

In certain geographies, like Argentina, our workforce is part of collective bargaining agreements which require us to negotiate wage hikes with labor unions. Our inability to negotiate favorable wage hikes for us or our inability to pass on these wage hikes completely to our customers in the form of increased pricing will adversely impact our profitability and operating margins. In the past, some of our employees in other geographies have attempted to organize a labor union, and economic and legislative changes may encourage organizing efforts in the future, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity. We cannot assure that there will not be any strike, lock out or material labor dispute in the future. Work interruptions or stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are also a party to various labor disputes and potential disputes. If our provisions for any of our labor claims are insufficient or the claims against us rise significantly in the future, this could have a material adverse effect on our business, financial condition, results of operations and prospects.

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.

We depend on telephone and data services provided by various local and long-distance telephone companies. Because of this dependence, any change to the telecommunications market that would disrupt these services or limit our ability to obtain services at favorable rates could affect our business. For example, the concentration and bargaining power of technology and telecommunications suppliers, most of which are beyond our control or which we cannot predict, could increase the cost of telecommunication services. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering into long-term contracts with various providers for telephone and data services and by investing in redundant circuits. There is no obligation, however, for the vendors to renew their contracts with us or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control.

In addition, there is no assurance that a redundant circuit would not also be disrupted. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services or any significant interruption in telephone services, could adversely affect our business.

Our foreign operations subject us to the risk of currency exchange fluctuations.

Although most of our revenue and costs are in local currency of the geography we operate in, we do run a currency risk because we deliver a portion of our business in an offshore location relative to the location of our clients. In such offshore deals, in certain geographies revenue is generated in U. S. Dollars but operating costs are paid in local currencies. Thus, we are exposed to market risk from changes in the value of these currencies to the US dollar. We engage in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar and the Philippine peso. Our term lenders require us to enter into foreign currency range forward contracts with regards to Indian rupee, Malaysian ringgit and Australian dollar relative to the US dollar. These forward contract hedges are not designated hedges under ASC 815, Derivatives and Hedging. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from strengthening of these currencies against the U.S. dollar.

Some of the countries we have presence in have experienced inflation and volatility in the past and some Latin American countries have recently been classified as hyperinflationary economies. While inflation may not have a significant effect on the profit and loss of a local subsidiary itself, depreciation of the local currency against the U.S. dollar would reduce the value of the dividends payable to us from our operating companies. We report our financial results in U.S. dollars and our results of operations would be adversely affected if these local currencies depreciate significantly against the U.S. dollar, which may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period end exchange rate, and income and cash flow statements at average exchange rates for the year.

We may incur losses due to unanticipated or significant intra quarter movements in currency markets which could have an adverse impact on our profit margin and results of operations. Also, the volatility in the foreign currency markets may make it difficult to hedge our foreign currency exposures effectively.

Changes in tax laws in the geographies we operate in could have an adverse impact on our financial results.

Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of several jurisdictions and have material tax-related contingent liabilities that are difficult to predict or quantify. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and our estimated taxable income within each of these jurisdictions. The Tax Cut and Jobs Act adopted by the United States in 2017 has significant changes to the tax laws applicable to us including a reduction in the corporate tax rate to 21%, the enactment of 100% depreciation expensing for capital expenditures and other items. During 2019, we expect to repatriate our future non-U.S. earnings to the United States and will pay non-U.S. withholding taxes associated with such repatriation.

We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition. We continuously review the potential impacts of the recent changes; however, we cannot predict any future tax law changes which could have an impact on our future tax liabilities.

The governments of jurisdictions where we have a presence could enact new tax legislation which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our delivery centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, or the cost of our services to our clients, which would have a material adverse effect on our business, results of operations and financial condition.

We are subject to transfer pricing and other tax related regulations and any determination that we have failed to comply with them could materially adversely affect our profitability.

Transfer pricing regulations to which we are subject require that any international transaction among our company and its subsidiaries be on arm’s-length terms. We believe that the international transactions among the Startek group companies are on arm’s-length terms. If, however, the applicable tax authorities determine that the transactions among the Startek group companies do not meet arm’s-length criteria, we may incur increased tax liability, including accrued interest and penalties. This would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

Our existing debt may affect our flexibility in operating and developing our business and our ability to satisfy our obligations.

As of December 31, 2018, we had total indebtedness of $185,691. Our level of indebtedness may have significant negative effects on our future operations, including:

•	impairing our ability to obtain additional financing in the future (or to obtain such financing on acceptable terms) for working capital, capital expenditure, acquisitions or other important needs;

•
requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could impair our liquidity and reduce the availability of our cash flow to fund working capital, capital expenditure, acquisitions and other important needs;

•	increasing the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•
limiting our ability to adjust to rapidly changing conditions in the industry, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or business than our competitors with less debt.

If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. We can provide no assurance that any such refinancing would be possible or that any additional financing could be obtained. Our inability to obtain such refinancing or financing may have a material adverse effect on our business, financial condition, results of operations and prospects.

Our financing agreements impose debt covenants which are to be fulfilled by the Company and/or its subsidiaries failing which may have detrimental impact on the potential growth and results of operations.

Our secured revolving credit facility and the senior term loan facility agreement entered by our subsidiaries contains certain affirmative and negative covenants that may limit or restrict our ability to engage in certain activities, including but not limited to, making certain investments, limiting capital expenditures, incurring additional indebtedness, and engaging in mergers and acquisitions. If we are not able to meet these covenants, our ability to respond to changes in the business or economic conditions may be limited, and we may be unable to engage in certain activities that otherwise may be beneficial to our business. We can provide no assurance that we will be able to meet the financial covenants under our credit facility, or that in the event of noncompliance, we will be able to obtain waivers or amendments from our lenders. If we fail to comply with the terms of the agreement, our lender could decide to call any amounts outstanding immediately, and there can be no assurance that we would have adequate resources or collateral to satisfy the demand. Any such scenario would have a material adverse impact on our financial condition.

If we are unable to fund our working capital requirements and new investments, our business, financial condition, results of operations and prospects could be adversely affected.

The outsourcing industry is characterized by high working capital requirements and the need to make new investments in operating sites and employee resources to meet the requirements of our clients. We incur significant startup costs related to investments in infrastructure to provide our services and the hiring and training of employees, such expenses being historically incurred before revenue is generated.

In addition, we are exposed to adverse changes in our key clients’ payment policies, which could have a material adverse impact on our ability to fund our working capital needs. During the nine months ended December 31, 2018, our average days sales outstanding (“DSO”) was approximately 74 days. If our key clients implement policies which extend the payment terms of our invoices, our working capital levels could be adversely affected and our finance costs may increase. If we are unable to fund our working capital requirements, access financing at competitive prices or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations and prospects could be adversely affected.

Regulatory and related risks

Cyberattacks or the improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business.

We are dependent on networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients and we may be required to store sensitive or confidential client data in connection with the services we provide. As a result, we are subject to contractual terms and numerous U.S. and foreign laws and regulations designed to protect this information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Although we have implemented appropriate policies and procedures to reduce the possibility of physical, logical and personnel security breaches, along with appropriate audit oversight for verifying continued operating effectiveness of the same through internal audits and external SSAE16 and PCI-DSS reviews, no such measures can completely eliminate the risk of cybersecurity attacks, especially in light of advances in criminal capabilities (including cyber-attacks or cyber intrusions over the internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in interconnected third party systems that are beyond our control systems.

Unauthorized disclosure, either actual perceived, of sensitive or confidential client or customer data, whether through systems failure, system intrusion, employee negligence, fraud or otherwise could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.

While to date the Company has not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks that has had an adverse effect on our operations, there is no assurance that there may not be a material adverse effect in the future. Although we maintain cyber liability insurance, such insurance may not adequately or timely compensate us for all losses we may incur as any of our client contracts do not contain limitations of liability for such losses.

Our foreign operations are subject to social, political and economic risks that differ from those in the United States.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During the nine months ended December 31, 2018, we generated approximately 82% or $344 million of our revenue from operations outside the United States. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

Argentina has undergone significant political, social and economic instability in the past several years, and if such instability continues or worsens, our Argentine operations could be materially adversely affected.

During the nine months ended December 31, 2018, our Argentina operations accounted for 9.1% of our total revenue. Argentina has been facing economic difficulty for the past several years. Since 2015, the Argentine economy has experienced a recession, as well as a political and social crisis, and the significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product (“GDP”) growth, and regulatory changes, the continued depreciation of the Argentine peso may have a negative impact on our business in Argentina.

The country has been experiencing high inflation in recent years and there can be no assurance that Argentina will not experience another recession, higher inflation, devaluation, unemployment and social unrest in the future.

In the past, Argentina has been under a severe exchange control system that required government approval for any transfer of funds. Although the current administration, elected on December 10, 2015, had taken measures to lift foreign exchange controls there can be no assurance that the Argentine government will not impose new restrictions on the transfer of funds from Argentina to preserve and protect foreign exchange reserves. If we are unable to repatriate funds from Argentina for whatever reason, we will not be able to use the cash flow from our Argentine operations to finance our operating requirements elsewhere or to satisfy our debt obligations.

Market Related Risks

Our largest stockholder has the ability to significantly influence corporate actions.

Capital Square Partners (“CSP”), a Singapore-based private equity fund, is our principal shareholder following the combination of Aegis and the Company. CSP owns approximately 56% of our outstanding stock. The Stockholders Agreement dated July 20, 2018, gives CSP the right to appoint majority directors on our Board of Directors including the Chairman of the Board of Directors. Currently there are four Directors appointed by CSP, including the Chairman.

CSP has a continuing ability to exercise significant influence over our affairs for the foreseeable future, including controlling the election of directors and significant corporate transactions, such as a merger or other sale of our Company or our assets. This concentrated control by CSP limits the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial.

Future equity issuances may dilute the holdings of ordinary shareholders and could materially affect the market price of our ordinary shares.

We may in the future decide to offer additional equity to raise capital or for other purposes. Any such additional offering could reduce the proportionate ownership and voting interests of holders of our ordinary shares, as well as our earnings per ordinary share and net asset value per ordinary share. Future sales of substantial amounts of our ordinary shares in the public market, whether by us or by our existing shareholders, or the perception that sales could occur, may adversely affect the market price of our shares, which could decline significantly.

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

On January 23, 2018, we entered into a Transaction Agreement (the “Amazon Transaction Agreement”) with Amazon.com, Inc. ("Amazon"). Pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Warrant”) to acquire up to 4,000,000 shares of our common stock, subject to certain vesting events. If Amazon exercises its right to acquire shares of our common stock pursuant to the Warrant, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, any sales in the public market of any common stock issuable upon the exercise of the Warrant by Amazon could adversely affect prevailing market prices of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

As of December 31, 2018, we had operating centers in the following cities, containing in the aggregate approximately 2,745 thousand square feet:

Country	Number of Facilities	Total (Thousand Sq. Ft.)
US	12	408
Canada	1	49
Philippines	4	322
Honduras	3	270
Caribbean	1	25
Argentina	5	140
India	22	1,028
Malaysia	3	140
Sri Lanka	1	24
Peru	1	14
South Africa	2	92
Australia	1	52
Saudi Arabia	2	181
Total	58	2,745

All the above facilities are leased. Sites that are not currently operating as of December 31, 2018 are not included in the list above.

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

HOLDERS OF COMMON STOCK

As of March 6, 2019, there were approximately 22 record holders and 37,537,223 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-KT for a discussion of risks related to control that may be exercised over us by our principal stockholders.

DIVIDEND POLICY

On January 22, 2007, our board of directors announced it would not declare a quarterly dividend on our common stock in the first quarter of 2007 and did not expect to declare dividends in the near future, making the dividend paid in November 2006 the last quarterly dividend that will be paid for the foreseeable future.  We plan to invest in growth initiatives and pay down debt in lieu of paying dividends.

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

OVERVIEW

Startek is a global business process outsourcing company that provides omnichannel customer interactions, technology and back-office support solutions for some of the world’s most iconic brands in a variety of vertical markets. Operating under the Startek and Aegis brands, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions powered by the science of dialogue, we deliver personalized experiences at the point of conversation between our clients and their customers across every interaction channel and phase of the customer journey.

Startek has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs.  We manage programs using a variety of multi-channel customer interactions, including voice, chat, email, social media and back-office support.  Startek has facilities in India, United States, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru and Sri Lanka.

We operate in a single operating segment providing business outsourcing solutions in the customer experience management space.

SIGNIFICANT DEVELOPMENTS

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

The closing of the transactions contemplated by the Aegis Transaction Agreement occurred on July 20, 2018. As a result, Aegis became a wholly-owned subsidiary of us. In December 2018, the Aegis Stockholder subscribed an additional 368,098 shares at a price of $6.52 per share taking its holding to approximately 56% of our outstanding common stock.

Restructuring
In conjunction with the closing of the Aegis Transactions, we implemented a company-wide restructuring plan. As part of the plan, we eliminated a number of positions which were considered redundant, renegotiated various vendor contracts, optimized site operations and terminated various leases. For more details on this, please refer to note 7 which form part of notes to consolidated financial statement included in Item 8 of this Form 10-KT.

New Facilities
In January 2019, we opened our third center in Honduras which was inaugurated by the honorable President Juan Orlando

Hernández. This is our second delivery campus in Tegucigalpa and will offer omni-channel customer experience management and back office BPO services.

In January 2018, we entered into a lease agreement for a new facility in Kingston, Jamaica. This site will become operational in mid-2019 and is a replacement to our existing site in Jamaica.

Site Closures
In 2018, we ceased operations in two facilities located in Colorado. Accordingly, we recorded a restructuring reserve of $3.5 million for employee related and facility related costs. The restructuring plan will be completed by first quarter 2021.

RESULTS OF OPERATIONS — NINE MONTHS ENDED DECEMBER 31, 2018 AND YEAR ENDED MARCH 31, 2018

Pursuant to the completion of the Aegis acquisition on July 20, 2018, the Aegis Stockholder became the holder of 20,766,667 shares of Common Stock, representing approximately 55% of the outstanding Common Stock. For accounting purposes, the Aegis acquisition is treated as a reverse acquisition and Aegis is considered the accounting acquirer. Accordingly, Aegis’ historical financial statements replace the Company’s historical financial statements following the completion of the Aegis Transactions, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the completion of the Aegis Transactions. The historical financial information presented for the periods and dates prior to July 20, 2018 is that of Aegis, and for periods subsequent to July 20, 2018 is that of the combined company.

Aegis previously followed a March 31 fiscal year end. Upon filing of the 8-K/A on October 5, 2018, the fiscal year end of the Company was changed back to December 31 by the Board of Directors. Consequently, the fiscal year ending December 31, 2018 comprises of 9-months of operations from April 1, 2018 to December 31, 2018. The previous fiscal year comprised of 12-months of operations from April 1, 2017 to March 31, 2018. Therefore, the financials discussed below are not strictly comparable as they represent unequal time frames.

The consolidated financial statements for March 2018 have been prepared on "Successor" and "Predecessor" basis. For periods prior to the ESMHL and its Subsidiaries acquisition by Aegis, the Company is referred to as the "Predecessor" and for periods after the acquisition, it is referred to as the "Successor".

Revenue

Our revenues for the nine months ended December 31, 2018 stood at $420,317 as compared to $480,077 for the twelve months ended March 31, 2018. Revenues for the current period include combined revenues of Aegis and Startek after the consummation of the Aegis transaction on July 20, 2018. Excluding revenues of legacy Startek, the revenues for the nine months period ended December 31, 2018 stood at $314,131.

The breakdown of our revenues from various industry verticals for nine months period ended December 31, 2018 and twelve months period ended March 31, 2018 is as follows:

	Nine months ended December 31, 2018	Twelve months ended March 31, 2018
Telecom	48%	63%
E-commerce & Consumer	13%	8%
Financial & Business Services	10%	11%
Media & Cable	9%	3%
Travel & Hospitality	9%	8%
Healthcare & Education	5%	2%
Energy, Power & Utility	2%	2%
Others	4%	3%

During the nine months period ended December 31, 2018, we experienced adverse impact on the revenues from the Telecommunications industry. There was a significant decrease in call volumes and in some cases our clients shifted programs in-house. The telecommunications industry worldwide has been facing pressures on volumes due to automation and increased pressures of digitization. There has been an increasingly competitive environment in India, one of our key geographies, where one major telecom player has been disrupting the market for all the other incumbent players which has also impacted our business.

We expect to continue to experience volatility with certain of our large clients in the telecommunications industry in 2019.

We have been growing steadily in the retail and e-commerce industry, which also includes a key client with whom we have a strategic agreement. We have added new and marquee clients in the retail and e-commerce industry vertical across geographies and continue our focus to add new programs for existing clients in this industry vertical.

Cable and media is a key industry vertical for us with some of our largest clients from this industry. We have added more programs in our Honduras and Philippines delivery centers for our cable clients in 2018.

Our travel, hospitality & leisure clients continue to increase volumes and we also added a couple of new clients in this industry vertical in Malaysia and India.

Cost of Services and Gross Profit

Overall, cost of services as a percentage of revenue decreased to 84.6% for the nine months ended December 31, 2018 as compared to 85.3% for the twelve months ended March 31, 2018. Employee benefit expense, rent costs and Depreciation and amortization are the most significant costs for the Company, representing 73.9%, 4.9% and 4.3% of total Cost of services, respectively. The breakdown of cost of services is listed in the table below:

		Successor	Predecessor	As % of sales
	For nine months ended December 31, 2018	November 22, 2017 to March 31, 2018	April 01, 2017 to November 21, 2017	Current period	Prior period
Employee benefit expenses	$262,956	$110,034	$200,761	62.6%	64.7%
Rent	17,290	8,284	9,894	4.1%	3.8%
Depreciation & Amortization	15,300	7,266	9,267	3.6%	3.4%
Others	60,045	18,334	45,848	14.3%	13.4%
Total	$355,591	$143,918	$265,770

Employee benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

For the nine months ended December 31, 2018, Employee benefit expenses as a percentage of revenues reduced to 62.6% as compared to 64.7% for the twelve months ended March 31, 2018. The impact of higher wage hikes due to increase of minimum wages in India is partially offset by the depreciation of Indian Rupee relative to the US Dollar. Further, the decrease in the employee benefit expense as a percentage of sales is also driven by the Company’s strategy to move away from low-margin mass market business in the telecommunications industry to high-margin premium business.

Rent expense: Rent expense as a percentage of revenue increased to 4.1% for the nine months ended December 31, 2018 as compared to 3.8% for twelve months ended March 31, 2018. Higher rent was driven by the Aegis Transaction since the rental costs as a percentage of revenue is higher for our United States operations as compared to other geographies.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the nine months ended December 31, 2018 remained flat at 3.6% as compared 3.4% for the twelve months ended March 31, 2018.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased from 13.4% to 14.3%. The increase was due to higher traveling and communication expenses.

As a result, gross profit as a percentage of revenue for the nine months ended December 31, 2018 increased to 15.4% as compared to 14.7% for the twelve months ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 10% in the twelve months ended March 31, 2018 to 14.3% in the nine months ended December 31, 2018. The increase is largely driven by the Aegis Transaction and the related costs of employees in the United States, which, as a percentage of sales for legacy Startek, is higher relative to legacy Aegis. As part of the Company-wide restructuring exercise, we have taken steps to rationalize employee costs. The SG&A expenses for the nine months ended December 31, 2018 also included a charge of $2,232 towards bad debts and provision for doubtful debts for few legacy clients largely in India.

Impairment Losses and Restructuring Charges, Net

Impairment losses and restructuring costs, net totaled $3,962 for the nine months ended December 31, 2018 as compared to $1,868 for the twelve months ended March 31, 2018. $3,962 charge in the current period is on account of restructuring of our acquired business in the United States and Philippines where we undertook people rationalization and also closed some centers.

Acquisition related cost

Acquisition related cost totaled $7,036 for the nine months ended December 31, 2018 as compared to $8,101 for the twelve months ended March 31, 2018. The costs for the current period consist of professional and advisory fees related to the Aegis Transactions while the cost for the previous period pertains to professional and advisory fees related to the acquisition of Aegis by Capital Square Partners.

Interest and Other Income (Expense), Net

Interest and other cost, net totaled $12,529 for the nine months ended December 31, 2018 as compared to $8,439 for the twelve months ended March 31, 2018. The increase is primarily due to interest expense on our term debt and revolving line of credit facilities. The gross debt as at December 31, 2018 stands at $185,691 as compared to $151,004 as at March 31, 2018. The increase in debt is due to the combination of Aegis and the Company. The nine months ended December 31, 2018 saw a foreign exchange loss of $1,309 as compared to a foreign exchange gain of $409 in the twelve months ended March 31, 2018.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended December 31, 2018 was $3,570 compared to $4,483 for the twelve months ended March 31, 2018. Income tax expense is primarily related to our Malaysia, Mauritius, Saudi Arabia, South Africa, Peru and Canada operations. We have tax holidays in Honduras and Jamaica, and for certain facilities in the Philippines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities and from available borrowings under our various financing arrangements. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on the line of credit and factor accounts receivable for ongoing working capital needs. We believe our cash and cash equivalents, cash from operations and available credit will be sufficient to operate our business for the next 12 months.
We are exposed to foreign currency exchange fluctuations in the foreign countries in which we operate. We enter into foreign currency exchange contracts to mitigate these risks where possible.
The following discussion highlights our cash flow activities during the nine months ended December 31, 2018, and for the year ended March 31, 2018.
Cash and cash equivalents

Cash and cash equivalents held by the Company and all its foreign subsidiaries was $16,617 and $17,693 as at December 31, 2018 and March 31, 2018, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
Cash flows from operating activities

For the nine months ended December 31, 2018, and year ended March 31, 2018 we reported net cash flows generated from operating activities of $1,508 and $14,596 respectively. The decrease from year ended March 31, 2018 was driven primarily by a decrease in cash flows related to net changes in operating assets and liabilities.
Cash flows used in investing activities

For the nine months ended December 31, 2018, and year ended March 31, 2018 we reported net cash used in investing activities of $(9,011) and $(267,782) respectively. Net cash used in investing activities of $9,011 during the nine months ended 2018 primarily consisted of $7,690 of capital expenditures. During the year ended March 31, 2018 we paid $258,643 for an acquisition and $9,077 for capital expenditures. The acquisition consideration was for the acquisition of Aegis by Capital Square Partners.
Cash flows generated from financing activities

For the nine months ended December 31, 2018 and year ended March 31, 2018 we reported net cash flows generated from financing activities of $7,823 and $276,158 respectively. During the nine months period ended December 31, 2018 our net borrowings increased by $6,355 across our various borrowing arrangements and we collected $4,605 from the issuance of common stock.
Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launches or service offerings could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors". To limit our credit risk, management from time to time will perform credit evaluations of our clients. Management does not believe substantial credit risk existed as of December 31, 2018.
There is a risk that the counter parties to our hedging instruments could suffer financial difficulties due to economic conditions or other reasons and we could realize losses on these arrangements which could impact our liquidity. However, we do not believe we are exposed to more than a nominal amount of credit risk in our derivative hedging activities, as the counter parties are established, well-capitalized financial institutions.
Because we service relatively few, large clients, the availability of cash is highly dependent on the timing of collections of our accounts receivable. As a result, we borrow cash from our working capital facilities to cover short-term cash needs. These borrowings are typically outstanding for a short period of time before they are repaid. However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business. Accordingly, our debt balance at the end of any given period is not necessarily indicative of the debt balance at any other time during that period.
We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $4,040 for nine months ended December 31, 2018.
Although management cannot accurately anticipate effects of domestic and foreign inflation on our operations, management does not believe inflation has had a material adverse effect on our results of operations or financial condition except in our Argentina operations. Considering recent inflation trends in Argentina, the Company has accounted for Argentina operations to be highly inflationary beginning on July 1, 2018 in accordance with ASC 830-10-45-12. Further, there is a risk that inflation could occur in certain countries in which we operate which could have an adverse effect on our financial results. We engage in hedging activities which may reduce this risk; however, currency hedges do not, and will not, eliminate our exposure to foreign inflation.

Contractual Obligations

Smaller reporting companies are not required to provide the information required by this item.

Debt instruments and related covenants

For more information, refer to Note 10, "Debt," to our notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

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

For more information, refer to Note 3 “Business Acquisitions” to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Financial Data”.

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

For more information, refer to Note 7 “Impairment Losses and Restructuring Charges” to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Financial Data”.

Goodwill

Goodwill is recorded at fair value and not amortized but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment ("Step 0") to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.

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

For more information, refer to Note 4 "Goodwill and Intangible Assets" to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Financial Data”.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities. Severance payments that occur from reductions in workforce are in accordance with our post-employment policy and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and estimable. Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities. We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.

Foreign Currency Matters

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

Therefore, the Company will consider Argentina to be highly inflationary beginning on July 1, 2018 and, as a result, the functional currency of the Argentina business will be changed to USD, which will require remeasurement of the local books to USD. Exchange gains and losses will be recorded through net income as opposed to through other comprehensive income as had been done historically. Translation adjustments from prior periods will not be removed from equity.

Share-Based Compensation

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

For more information, refer to Note 11 "Share-Based Compensation and Employee Benefit Plans" to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Financial Data”.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

Market risk relating to our foreign operations results primarily from changes in foreign exchange rates. To address this risk, we enter into foreign currency forward and options contracts, whenever we deem it appropriate. The cumulative translation effects for subsidiaries using functional currencies other than the USD are included in accumulated other comprehensive loss in stockholders’ equity. Movements in non-USD currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. We may not purchase adequate instruments to insulate ourselves from foreign currency risk. Furthermore, any such instrument may not perform adequately as a hedging mechanism.

We have many clients whose delivery location is different than client location. In such cases, our client contracts are primary priced and invoiced in the currency of the client geography; however the operating costs are primarily denominated in the local currencies of the countries where we service the contracts.

In order to hedge our exposure to foreign currency and short-term intercompany transactions denominated in the CAD and PHP, we had outstanding foreign currency option contracts as of December 31, 2018 with notional amounts totaling $23.0 million. The average contractual exchange rate for the CAD contracts is 1.28 and for the PHP contracts is 54.01. We may, in the future, adopt more active hedging policies with regards to our exposure to foreign currencies.

As of December 31, 2018, we had derivative assets and liabilities associated with these contracts with a fair value of $0.2 million and $0.3 million, respectively, which will settle within the next 12 months. If the USD were to weaken against the CAD and PHP by 10% from current period-end levels, we would incur a loss of approximately $3.0 million on the underlying exposures of the derivative instruments.

We have also entered into foreign currency range forward contracts with regards to Indian rupee, Australian dollar and Singapore dollar relative to U.S. dollar as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts expire in 2020 and are to be settled upon expiry. As at December 31, 2018, we had outstanding hedges worth $48.5 million under these contracts. We had derivative assets and liabilities associated with these contracts with a fair value of $1.1 million.

Interest Rate Risk

Our exposure to interest rate risk arises from our borrowings which have a floating rate of interest. A significant part of our interest cost is linked to the US dollar LIBOR. The costs of floating rate borrowings may be affected by fluctuations in the interest rates. We manage this risk by maintaining an appropriate mix between fixed and floating rate borrowings and through the use of interest rate swap contracts. The costs of floating rate borrowings may be affected by the fluctuations in the interest rates. In connection with our Senior Term Loan facilities, we entered into interest rate swap agreements with the banks in March 2018. These swap agreements effectively convert a part of the term loans from a variable US dollar LIBOR interest rate to a fixed rate, thereby managing our exposure to changes in market interest rates under the Senior Term Loan. The outstanding swap agreements as at December 31, 2018 aggregated to $67.9 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations and Comprehensive Income (Loss) for nine months ended December 31, 2018, Successor period of November 22, 2017 to March 31, 2018, and Predecessor period of April 01, 2017 to November 21, 2017

Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018
Consolidated Statements of Cash Flows for the nine months ended December 31, 2018, Successor period of November 22, 2017 to March 31, 2018, and Predecessor period of April 01, 2017 to November 21, 2017

Consolidated Statements of Stockholders’ Equity for nine months ended December 31, 2018, Successor period of November 22, 2017 to March 31, 2018, and Predecessor period of April 01, 2017 to November 21, 2017

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
StarTek, Inc.
Greenwood Village, Colorado

Opinion on Internal Control over Financial Reporting

We have audited StarTek, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, because of the effect of the material weakness described below based on the achievement of the objectives of the control criteria, StarTek, Inc. and subsidiaries (the “Company”) has not maintained effective control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CSP Alpha Midco Pte Ltd. and its subsidiaries (CSP) acquired on July 20, 2018, which are included in the 2018 consolidated financial statements of the Company and constituted 73 percent of total assets as of December 31, 2018, and 75 percent of revenue for the fiscal period then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CSP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s controls for SEC Financial Reporting, consolidation, accounting for significant and unusual transactions, and having sufficient resources to ensure effective and accurate financial reporting in accordance with U.S. GAAP and SEC requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018; the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the period then ended; and the related notes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 14, 2019, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Plante & Moran PLLC

We have served as the Company's auditor since 2014.

March 14, 2019
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of StarTek, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of StarTek, Inc. and subsidiaries (the “Company”) as of December 31, 2018; the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the period then ended; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Plante & Moran PLLC

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
CSP Alpha Midco Pte. Limited

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of CSP Alpha Midco Pte. Limited and its subsidiaries (the “Company” or the “Successor”) as of March 31, 2018 (Successor), the related consolidated statements of income, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for the period from November 22, 2017 through March 31, 2018 (Successor) and, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 (Successor), and the consolidated results of its operations and its consolidated cash flows for the period from November 22, 2017 through March 31, 2018 (Successor), in conformity with Accounting Principles Generally Accepted in United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton India LLP

We have served as the Company’s auditor since 2018.

Mumbai, India
October 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
CSP Alpha Midco Pte. Limited

Opinion on the financial statements

We have audited the accompanying consolidated statements of income, comprehensive income/(loss), changes in stockholders’ equity, and cash flows of ESM Holdings Limited and its subsidiaries (the “Company” or the “Predecessor”) for the period from April 1, 2017 through November 21, 2017 (Predecessor) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its consolidated cash flows for the period from April 1, 2017 through November 21, 2017 (Predecessor), in conformity with Accounting Principles Generally Accepted in United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton India LLP

We have served as the Company’s auditor since 2018.

Mumbai, India
October 5, 2018

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

		Year Ended March 31, 2018
	Nine Months Ended December 31, 2018	Successor November 22, 2017 to March 31, 2018	Predecessor April 01, 2017 to November 21, 2017
Revenue	$420,317	$169,957	$310,120
Cost of services	355,591	143,918	265,770
Gross profit	64,726	26,039	44,350
Selling, general and administrative expenses	60,020	15,925	32,105
Transaction related fees	7,036	7,994	107
Impairment losses and restructuring charges, net	3,962	1,868	—
Operating income (loss)	(6,292)	252	12,138
Share of profit of equity affiliates	115	76	996
Interest and other expense, net	12,529	3,858	4,581
Income (loss) before income taxes	(18,706)	(3,530)	8,553
Income tax expense	3,570	1,305	3,178
Net income (loss)	$(22,276)	$(4,835)	$5,375
Net income attributable to non-controlling interests	2,036	1,980	2,712
Net income (loss) attributable to Startek shareholders	(24,312)	(6,815)	2,663

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,879)	(110)	(1,510)
Change in fair value of derivative instruments	(15)	—	—
Pension remeasurement	(2,246)	(540)	(1,391)
Comprehensive income (loss)	$(28,416)	$(5,485)	$2,474
Comprehensive income attributable to non-controlling interests	$1,041	$1,732	$2,088
Comprehensive income (loss) attributable to Startek	$(29,457)	$(7,217)	$386

Net income (loss) per common share - basic	$(0.80)	$(0.33)	$0.13
Weighted average common shares outstanding - basic	30,518	20,600	20,600

Net income (loss) per common share - diluted	$(0.80)	$(0.33)	$0.13
Weighted average common shares outstanding - diluted	30,518	20,600	20,600

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,	As of March 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,617	$17,693
Restricted cash	7,952	5,226
Trade accounts receivable, net	107,836	63,138
Unbilled revenue	42,135	47,407
Prepaid expenses and other current assets	18,850	18,772
Total current assets	$193,390	$152,236
Property, plant and equipment, net	42,242	36,726
Intangible assets, net	121,336	99,407
Goodwill	225,450	153,368
Investment in equity affiliates	2,097	10,911
Deferred tax assets	5,048	4,481
Prepaid expenses and other non-current assets	15,076	9,512
Total assets	$604,639	$466,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$26,886	$20,672
Accrued expenses and other current liabilities	84,881	73,423
Short term debt	21,975	17,628
Current maturity of long term debt	9,800	6,215
Current maturity of capital lease obligation	1,816	28
Total current liabilities	$145,358	$117,966
Deferred tax liabilities	18,901	17,711
Long term debt	152,100	127,133
Accrued expenses and other non-current liabilities	11,907	9,686
Total liabilities	$328,266	$272,496
Commitments and contingencies
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 37,446,323 and 20,600,000 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	$374	$206
Additional paid-in capital	267,317	153,704
Accumulated other comprehensive income (loss)	(5,547)	(402)
Accumulated (deficit) / earnings	(31,127)	(6,815)
Equity attributable to Startek shareholders	$231,017	$146,693
Non-controlling interest	45,356	47,452
Total stockholders’ equity	$276,373	$194,145
Total liabilities and stockholders’ equity	$604,639	$466,641
 See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

		Year Ended March 31, 2018
	Nine Months Ended December 31, 2018	Successor November 22, 2017 to March 31, 2018	Predecessor April 01, 2017 to November 21, 2017
Operating Activities
Net income (loss)	$(22,276)	$(4,835)	$5,375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,462	8,184	11,603
Provision for doubtful accounts	2,253	216	158
Impairment loss on property	483	—	—
Share-based compensation expense	674	—	—
Deferred income taxes	7	(909)	(74)
Share of profit of equity affiliates	(115)	(76)	(996)
Unrealized exchange gains and losses (net)	—	(639)	230
Changes in operating assets and liabilities:
Trade accounts receivable, net	(10,982)	(3,995)	5,392
Prepaid expenses and other assets	1,643	12,599	(21,507)
Trade accounts payable	(669)	(702)	4,459
Income taxes, net	(4,475)	(1,951)	(2,775)
Accrued and other liabilities	14,503	(13,571)	18,410
Net cash provided by (used in) operating activities	$1,508	$(5,679)	$20,275

Investing Activities
Purchases of property, plant and equipment, net	$(7,690)	$(1,490)	$(7,587)
Proceeds/(Payment) for margin money deposits	(2,865)	(2,044)	544
Payment for acquisition, net of cash acquired	—	(258,643)	—
Proceeds from equity-accounted investee	48	—	1,438
Cash acquired in Aegis Transactions	1,496	—	—
Net cash used in investing activities	$(9,011)	$(262,177)	$(5,605)

Financing Activities
Proceeds from the issuance of common stock	$4,605	$153,910	$—
Proceeds (payments) on long term debt	(4,200)	132,730	(1,233)
Dividends paid	(3,137)	—	(8,750)
Proceeds from other debts, net	10,555	(1,414)	915
Net cash provided by financing activities	$7,823	$285,226	$(9,068)
Net increase in cash and cash equivalents	$320	$17,370	$5,602
Effect of exchange rate changes on cash and cash equivalents	$(1,396)	$323	$(30)
Cash and cash equivalents at beginning of period	$17,693	$—	$15,785
Cash and cash equivalents at end of period	$16,617	$17,693	$21,357

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,687	$7,370	$4,182
Cash paid for income taxes	7,654	4,127	6,063
Non cash common control purchase consideration	—	—	44,830
Non cash dividend distribution	—	—	1,018

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings / (Deficit)	Equity Attributable to Startek shareholders	Non controlling interest	Total Stockholders' Equity
	Shares	Amount
Predecessor
Balance, March 31, 2017, as previously reported	100	$—	$3,911	$(11,428)	$16,581	$9,064	$45,510	$54,574
Adjustment for reverse acquisition	20,599,900	206	(206)	—	—	—	—	—
Net Income	—	—	—	—	2,663	2,663	2,712	5,375
Dividend paid in Cash	—	—	—	—	(4,462)	(4,462)	(4,288)	(8,750)
Common control purchase consideration	—	—	(44,830)	—	—	(44,830)	—	(44,830)
Reduction during the period	—	—	(1,018)	—	—	(1,018)	—	(1,018)
Other comprehensive loss for the period	—	—	—	(2,277)	—	(2,277)	(624)	(2,901)
Balance, November 21, 2017	20,600,000	$206	$(42,143)	$(13,705)	$14,782	$(40,860)	$43,310	$2,450

Successor
Balance, November 22, 2017	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock, as previously reported	100	153,910	—	—	—	153,910	—	153,910
Adjustment for reverse acquisition	20,599,900	(153,704)	153,704	—	—	—	—	—
Net income (loss)	—	—	—	—	(6,815)	(6,815)	1,980	(4,835)
Fair value of non controlling interest	—	—	—	—	—	—	45,720	45,720
Other comprehensive income for the period	—	—	—	(402)	—	(402)	(248)	(650)
Balance, March 31, 2018	20,600,000	$206	$153,704	$(402)	$(6,815)	$146,693	$47,452	$194,145
Purchase accounting entries due to the Aegis Transactions	16,226,392	162	108,340	—	—	108,502	—	108,502
Common stock issued in conjunction with the Aegis Transactions	166,667	2	1,998	—	—	2,000	—	2,000
Common stock issued	453,264	4	2,601	—	—	2,605	—	2,605
Share-based compensation	—	—	674	—	—	674	—	674
Changes to Other Comprehensive loss	—	—	—	(5,145)	—	(5,145)	(995)	(6,140)
Dividend paid in cash	—	—	—	—	—	—	(3,137)	(3,137)
Net income (Loss)	—	—	—	—	(24,312)	(24,312)	2,036	(22,276)
Balance, December 31, 2018	37,446,323	$374	$267,317	$(5,547)	$(31,127)	$231,017	$45,356	$276,373

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
(In thousands, except share and per share data)

1. OVERVIEW AND BASIS OF PRESENTATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

STARTEK is a business process outsourcing company operating in thirteen countries and employing over 47,500 employees worldwide, serving over 225 clients in a variety of industries.

On July 20, 2018, Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), from CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”), in exchange for the issuance of 20,600,000 shares of common stock of the Company, par value $.01 per share (the “Common Stock”). Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of Common Stock at a price of $12 per share for a total cash payment of $2,000. As a result of the consummation of such transactions (the “Aegis Transactions”), the Aegis Stockholder became the holder of 20,766,667 shares of Common Stock, representing approximately 55% of the outstanding Common Stock. For accounting purposes, the Aegis Transactions are treated as a reverse acquisition and Aegis is considered the accounting acquirer. Accordingly, Aegis’ historical financial statements replace the Company’s historical financial statements following the completion of the Aegis Transactions, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the completion of the Aegis Transactions.

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

On December 13, 2018, the Company, and Aegis Stockholder, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Aegis Stockholder purchased, and the Company issued and sold, 368,098 shares (the “Purchased Shares”) of Common Stock, par value $0.01 per share (the “Common Stock”), at a purchase price of $6.52 per share, or a total purchase price of $2,400, taking its holding approximately 56% of outstanding common stock. The Company intends to use the proceeds for general corporate purposes.

On November 22, 2017 (“Acquisition date”), the Aegis ("Successor") has acquired a 100% of its stake in ESM Holdings Limited ("ESMHL" or "Predecessor") and its subsidiaries, which provides business processing outsourcing services and business solution to global industry players and IT services for total consideration of $280,000. The Aegis has funded the acquisition by infusing an equity of $153,910 in cash and $140,000 from a five year secured term loan. The purchase consideration has been allocated on the fair value of assets, liabilities and non-controlling interests. The primary method used in determining fair value estimates was the income approach, which attempts to estimate the income producing capability of the asset.

Please see Note 3, "Business Acquisitions," for further information.

Fiscal year end

Upon filing of the 8-K/A on October 5, 2018, the fiscal year end of the Company was changed back to December 31 by the Board of Directors. Therefore, the Company is filing a transitional report form 10-KT for the nine months ended December 31, 2018.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.

The consolidated financial statements for March 2018 have been prepared on "Successor" and "Predecessor" basis. For periods prior to the ESMHL and its Subsidiaries acquisition by Aegis, the Company is referred to as the "Predecessor" and for periods after the acquisition, it is referred to as the "Successor". A black line separates the Predecessor and Successor financial statements to highlight the change in ownership between these two periods.

The consolidated balance sheet as of March 31, 2018, included herein was derived from the audited financial statements as of that date. Refer "Form 8-K/A" filed with the Securities and Exchange Commission on October 5, 2018 for further information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net income attributable to non-controlling interests" on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, purchase price allocations, revenue recognition, reserves for doubtful receivables, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, measurements of stock-based compensation, assets and obligations related to employee benefits, lease termination liabilities, restructuring costs, and income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

Revenue from Contracts with Customers

On April 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, (Topic 606) using the modified retrospective method. Topic 606 replaces numerous industry specific requirements and converges the accounting guidance on revenue recognition with International Financial Reporting Standards 15 (IFRS 15). Topic 606 utilizes a five-step process, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer Note 5 on "Revenue from Contracts with Customers" for further information.

Consistent with the modified retrospective method of adoption, the Company has not adjusted prior period amounts which continue to be reported in accordance with the Company’s historic revenue accounting policy and principles.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is estimated for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. The allowance for doubtful accounts was $1,847 and $38, as of December 31, 2018 and March 31, 2018, respectively.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their estimated fair values. The excess of the cost of the acquired business over the estimated fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Acquisition related costs are expensed as incurred.

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

Estimated Useful Life
Buildings and building improvements	10-30 years
Telephone and computer equipment	3-5 years
Furniture, fixtures, and miscellaneous equipment	5-7 years
Software	3 years

We depreciate leasehold improvements associated with operating leases over the shorter of 7 years or remaining life of the lease.  Amortization expense related to assets recorded under capital leases is included in depreciation and amortization expense.

Impairment of Long-Lived Assets

We periodically, on at least an annual basis, evaluate potential impairments of our long-lived assets.  In our annual evaluation or when we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers. Refer to Note 7 “Impairment Losses and Restructuring Charges” for additional information on impairment of long-lived assets.

Goodwill

Goodwill is recorded at fair value and not amortized but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment ("Step 0") to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.

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

The implied fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. We have elected to perform the annual impairment assessment for goodwill in the fourth quarter. Refer to Note 4 "Goodwill and Intangible Assets" for additional information on impairment of goodwill recognized during the nine months period ended December 31, 2018, for the period November 22, 2017 to March 31, 2018 and for the period April 01, 2017 to November 21, 2017.

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful life
Customer Relationship	8 - 13.5 years
Brand	13.5 years
Trademarks	15 years
Developed Technology	5 years

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

Fair Value Measurements

The carrying value of our cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and restructuring liabilities approximate fair value because of their short-term nature. Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

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

Refer to Note 9, “Fair Value Measurements,” for additional information on how we determine fair value for our assets and liabilities.

Investment in equity affiliates

Investment in equity affiliate is an entity over which the Company has significant influence and which is neither a subsidiary nor a joint arrangement. Significant influence is the power to participate in financial and operating policy decisions of the investee but is not control or joint control over those policies.

Investment in equity affiliates are accounted for using equity method of accounting. Under the equity method, the investment in affiliates is initially recognized at cost and adjusted thereafter for the post acquisition changes in the Company’s share of net assets of the equity affiliates. Goodwill relating to investment in affiliates, if any, is included in the carrying amount of the investment and is neither amortized nor individually tested for impairment.

The consolidated statement of income reflects the Company’s share of the results of operations of the equity affiliates. When there has been a change recognized directly in the equity of the equity affiliates, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity accounted investment are eliminated to the extent of the interest in the equity affiliates. The Company’s share of profit/loss of equity affiliates is shown on the face of the statement of operations.

The financial statements of the equity affiliates are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity affiliates is impaired, if there has been an other than temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the ‘share of profit of equity affiliates’ in the statement of operations.

The Company has individually immaterial investments in equity affiliates in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd., 16.67% interest in Services Queensland Partnership and 16.67% interest in Northern Australia Services Pty Ltd - NAS (v) in Australia. The Company's share of profit/loss of equity affiliates, is accounted under the “equity method” as per which the share of profit of equity affiliates has been added to the cost of investment.

Cash and cash equivalents and restricted cash

We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates. Restricted cash consists of margin money deposit that is contractually restricted as to usage or withdrawal due to bank guarantee provided against the deposit.

Borrowing costs

Borrowing costs include interest as well as ancillary costs such as amortization of financing fees or charges and premium or discount on the borrowings. Borrowing costs (loan processing fee) are capitalized and amortized in the consolidated statement of income using effective interest method.

Interest and dividend income

Interest revenue is recognized on an accrual basis taking into account the interest rates applicable to the financial assets.
Dividend income is recognized when the Company’s right to receive such income is established by the reporting date.

Government grants and subsidies

Grants and subsidies from the government are recognized when there is reasonable assurance that the grant/subsidy will be received and all conditions will be complied with. The grant income is recognized based on meeting milestones related to employment of number of people by the respective subsidiary. When the grant or subsidy relates to an expense item, it is recognized as income over the period necessary to match them on a systematic basis to the costs, which it is intended to compensate.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases management has chosen to close facilities.  Severance payments that occur from reductions in workforce are in accordance with our post-employment policy and/or statutory requirements that are communicated to all employees; therefore, severance liabilities are recognized when termination of employment is communicated to the employee(s). Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future intercompany obligations.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted intercompany obligations are incurred, typically within one year.  During the nine months ended December 31, 2018, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

Foreign Currency Matters

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

Therefore, the Company will consider Argentina to be highly inflationary beginning on July 1, 2018 and, as a result, the functional currency of the Argentina business will be changed to USD, which will require remeasurement of the local books to USD. Exchange gains and losses will be recorded through net income as opposed to through other comprehensive income as had been done historically. Translation adjustments from prior periods will not be removed from equity.

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the US or in the local country.  In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to taxation based on certain provisions in U.S. or local tax law under certain circumstances.

Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the global structure.

Based on all available evidence, in particular our historical cumulative losses and recent operating losses, we recorded a valuation allowance against our net deferred tax assets.  The valuation allowance for deferred tax assets as of December 31, 2018 was $15.2 million. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. As of December 31, 2018, we had gross federal U.S. net operating loss carry forwards of approximately $60.4 million expiring beginning in 2030 and gross state net operating loss carry forwards of approximately $66.3 million expiring beginning in 2019.

For more information, refer to Note 12, “Income Taxes” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Employee benefits

Contributions to defined contribution plans are charged to consolidated statements of operations in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Company reviews its assumptions on quarterly basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

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

Common Stock Warrant Accounting

We account for the common stock warrant as an equity instrument, based on the specific terms of our warrant agreement. For more information refer to Note 11, "Share-Based Compensation."

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards except where the results would be anti-dilutive.

When a net loss is reported, potentially issuable common shares are generally excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The amendment makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020. The Company is evaluating the impact of the adoption of ASU No. 2018-14 on its financial statement disclosures.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We anticipate that adoption of ASU 2016-02 will primarily impact the balance sheet presentation of right of use assets and lease liabilities. We don't anticipate it will have a material impact on net income.

3. BUSINESS ACQUISITIONS

Aegis Transactions

On July 20, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Aegis from the Aegis Stockholder in exchange for the issuance of 20,600,000 shares of the Common Stock in the Aegis Transactions. Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of the Common Stock at a price of $12 per share for a total cash payment of $2 million. As a result of the consummation of the Aegis Transactions, the Aegis Stockholder holds 20,766,667 shares of the Common Stock, which is equivalent to approximately 55% of the total outstanding Common Stock.

The transaction was accounted for as a reverse acquisition and Aegis is considered to be the accounting acquirer. Therefore, Aegis’

historical financial statements replace the Company’s historical financial statements following the completion of the Aegis Transactions, and the results of operations of both companies will be included in the Company’s financial statements for all periods subsequent to July 20, 2018.

The estimated fair value of the purchase consideration is calculated based on the Company's stock price as it is considered to be more reliably determinable than the fair value of Aegis' private stock. Consideration is calculated based on the Company's closing stock price of $6.81 on July 20, 2018.

The following table presents the purchase price and the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates are preliminary, pending final evaluation of certain assets, and therefore are subject to revisions that may result in adjustments to the values presented below:

Amount
Stock consideration (based on shares outstanding immediately prior the closing date)	16,226,392
Closing share price on July 20, 2018	$6.81
Total allocable purchase price	$110,502

Amount
Cash and cash equivalents	$1,496
Other current assets	46,094
Property, plant and equipment, net	15,930
Identifiable intangible assets	28,960
Goodwill	63,282
Other non-current assets	3,204
Current liabilities	(21,485)
Non-current liabilities	(26,979)
Preliminary purchase price	$110,502

The purchase consideration above differs from that which was disclosed previously due to a correction of the number of shares used in the calculation. Other immaterial adjustments were made to other current assets, other current liabilities, non-current liabilities and goodwill since the close of the Aegis Transactions.

The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our global delivery platform and other synergistic benefits. Goodwill from this acquisition is not expected to be deductible for tax purposes.

The amount of Startek's revenues and net loss since the July 20, 2018 acquisition date, included in our consolidated statements of operations and comprehensive income (loss) for the nine months ended December 31, 2018 were as follows:

From July 20, 2018 through December 31, 2018
Revenues	$106,186
Net loss	$(11,849)
The following table presents the unaudited pro forma information assuming the Aegis Transactions occurred on April 1, 2017. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on that date:

	Nine Months Ended December 31, 2018	Year Ended March 31, 2018
Revenues	$497,246	$761,642
Net loss attributable to Startek shareholders	$(20,006)	$(10,317)
Net loss per common share - basic and diluted	$(0.66)	$(0.50)
Weighted average common shares outstanding - basic and diluted	30,518	20,600

These amounts have been calculated to reflect additional amortization related to the intangible assets identified in the transaction, removal of transaction related fees, and the related tax effects for each period presented.

Transaction related fees of approximately $7,036 related to transaction and integration expenses are identified separately on our consolidated statements of comprehensive income (loss) for the nine months ended December 31, 2018.

ESM Holding Limited and Subsidiaries

On November 22, 2017 (“Acquisition date”), the CSP Alpha Holdings Pte. Ltd. ("Successor") has acquired a 100% of its stake in ESM Holdings Limited ("ESMHL" or "Predecessor") and its subsidiaries, which provides business processing outsourcing services and business solution to global industry players and IT services for total consideration of $280,000. The Company has funded the acquisition by infusing an equity of $153,910 in cash and $140,000 from a five year secured term loan. The purchase consideration has been allocated on the fair value of assets, liabilities and non-controlling interests. The primary method used in determining fair value estimates was the income approach, which attempts to estimate the income producing capability of the asset.

In the fourth quarter of 2018, the allocation of the purchase price was finalized. In the final allocation, the value of the equity affiliates was decreased from $10,830 to $2,030. This resulted in a $8,800 increase to goodwill.

The final fair values of the identifiable assets and liabilities of ESMHL were:

Amount
Purchase consideration	$280,000
Less: Cash acquired	21,357
Total allocable purchase consideration	$258,643

Amount
Assets
Property, plant and equipment , net	$27,715
Goodwill	162,168
Software	9,980
Customer relationships	52,600
Brand	49,500
Equity affiliates	2,030
Other current and non-current assets (including restricted cash)	150,718
Liabilities
Trade payables	(17,516)
Borrowings	(24,893)
Accrued expenses and other current liabilities	(107,939)
Non-controlling interests	(45,720)
Total purchase price	$258,643

Goodwill is attributable mainly to expected synergies and assembled workforce arising from the acquisition. Goodwill arising from this acquisition is not deductible for tax purposes.

Transaction related fees of approximately $7,994 and $107 are identified separately on our consolidated statements of comprehensive income (loss) for the Successor and Predecessor periods, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2018, the carrying value of goodwill relating to business acquisitions is $225,450. The carrying value of goodwill is allocated to reporting units is as follows:

Reporting units	Amount
Aegis	$162,168
StarTek	$63,282
Total	$225,450

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. We performed a quantitative assessment to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. The goodwill related to the StarTek was excluded from our impairment analysis due to the proximity of the acquisition to year-end.

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

Based on the analysis performed as of December 31, 2018, we concluded that goodwill was not impaired.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, March 31, 2018	$153,368
Goodwill attributable to the Aegis Transactions, net of measurement period adjustments	63,282
Measurement period adjustments attributable to the ESM acquisition	8,800
Ending balance, December 31, 2018	$225,450

Intangible Assets

The following table presents our intangible assets as of December 31, 2018:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$65,050	$5,018	$60,032	6.5
Brand	49,500	4,067	45,433	7.2
Trademarks	14,410	430	13,980	7.6
Other intangibles	2,100	209	1,891	4.9
Total intangible assets	$131,060	$9,724	$121,336

Expected future amortization of intangible assets as of December 31, 2018 is as follows:

Year Ending December 31,	Amount
2019	$10,427
2020	10,277
2021	10,277
2022	10,277
2023	10,236
Thereafter	69,842

Amortization expense of intangible assets was $7,031, $2,693 and $1,297 for the nine months ended December 31, 2018, for the period November 22, 2017 to March 31, 2018 and for the period April 01, 2017 to November 21, 2017 respectively.

5.  REVENUE FROM CONTRACTS WITH CUSTOMERS

The company utilizes a five-step process, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards.

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
Our contracts give us the right to bill for services rendered during the period, which for the majority of our customers is a calendar month, with a few customers specifying a fiscal month. Our payment terms vary by client and generally range from due upon receipt to 60 days.

Performance Obligations
We have identified one main performance obligation for which we invoice our customers, which is to stand ready to provide care services for our customers’ clients. A stand-ready obligation is a promise that a customer will have access to services as and when the customer decides to use them. Ours is considered a stand-ready obligation because the delivery of the underlying service (that is, receiving customer contact and performing the associated care services) is outside of our control or the control of our customer.

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

Practical expedients and exemptions

Because the Company’s contracts are essentially month-to-month, we have elected the following practical expedients:

•
ASC 606-10-50-14 exempts companies from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less

•
ASC 340-40-25-4 allows companies to to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

•
ASC 606-10-32-18 allows an entity not to adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less

•
ASC 606-10-32-2A allows an entity to make an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes)

•
ASC 606-10-55-18 allows an entity that has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenues by our clients' industry vertical is presented below:

	Nine Months Ended December 31, 2018	Successor November 22, 2017 to March 31, 2018	Predecessor April 01, 2017 to November 21, 2017
Telecom	$203,732	$102,288	$202,161
E-commerce & Consumer	56,797	14,546	23,194
Financial & Business Services	40,325	21,539	32,970
Media & Cable	39,529	4,781	7,696
Travel & Hospitality	38,167	16,235	24,017
Healthcare & Education	19,254	3,323	4,937
Energy, Power & utility	7,539	4,102	7,569
All other segments	14,974	3,143	7,576
Total revenue	$420,317	$169,957	$310,120

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

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (see Note 11, "Share-based compensation and employee benefit plans" for more information). For the nine months ended December 31, 2018, the following shares were not included in the computation of diluted earnings per share because the exercise price exceeded the value of the shares, or we reported a net loss, and the effect would have been anti-dilutive (in thousands):

Nine Months Ended December 31, 2018
Anti-dilutive securities:
Stock options	2,869
Restricted stock/Deferred stock units	20
Total anti-dilutive securities	2,889

7.  IMPAIRMENT LOSSES AND RESTRUCTURING CHARGES

Impairment Losses

During the last quarter of 2018, we closed one of our facilities in US. The closure resulted in the recognition of an impairment loss of $483 related to the disposal of certain assets. No impairment losses were incurred during the year ended March 31, 2018.

Restructuring Charges

The table below summarizes the balance of accrued restructuring costs, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the nine months ended December 31, 2018:

	Employee-related	Facilities-related	Total
Balance as of March 31, 2018	$—	$1,868	$1,868
Restructuring liability acquired as part of the Aegis Transactions	400	329	$729
Accruals	1,948	1,531	$3,479
Payments	(1,588)	(1,460)	$(3,048)
Balance as of December 31, 2018	$760	$2,268	$3,028

Employee-related charges
In conjunction with the closing of the Aegis Transactions, we eliminated a number of positions which were considered redundant, under a company-wide restructuring plan. We established reserves for employee related costs of $1,948 across a number of geographies. We expect to pay the remaining costs by the end of third quarter 2019.

Facilities-related charges

In conjunction with the closing of the Aegis Transactions, we terminated various leases in the United States and the Philippines. We established a reserve for the remaining costs associated with the leases in the amount of $1,531. We expect to pay the remaining costs by the end of the first quarter of 2021.

The Company has ceased operations in the United Kingdom on January 12, 2018. Upon closure, the Company recorded a reserve for the remaining costs associated with the lease of $1,868 as of March 31, 2018. We expect to pay the remaining costs by the end of the second quarter 2019.

8.  DERIVATIVE INSTRUMENTS

Cash flow hedges

We use derivatives to partially offset our business exposure to foreign currency exchange risk in Canada and the Philippines. We enter into foreign currency forward and option contracts to hedge our anticipated operating commitments that are denominated in foreign currencies, including forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold).  The contracts cover periods commensurate with expected exposure, generally three to twelve months, and are principally unsecured foreign exchange contracts.  The market risk exposure is essentially limited to risk related to currency rate movements. In Canada and the Philippines where the functional currencies are the Canadian dollar, and the Philippine peso, respectively, these local currencies are used to pay labor and other operating costs in those countries. We provide funds for these operating costs as our client contracts generate revenues which are paid in U.S. dollars. We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted obligations.

From July 21, 2018 to December 31, 2018, we entered into Philippine peso non-deliverable forward and range forward contracts for a notional amount of 718,000,002 Philippine pesos.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2018,

	As at December 31, 2018
	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian dollar	2,500	$1,951
Philippine peso	1,134,000	$20,996
		$22,948

The Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through December 2019 at a purchase price of approximately $1,951 and $20,996 respectively, and as such we expect unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified to operations as the forecasted intercompany expenses are incurred, typically within twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 9, “Fair Value Measurements,” and are reflected as separate line items in our consolidated balance sheets.

The following table shows the effect of our derivative instruments designated as cash flow hedges for the nine months ended December 31, 2018:

	Gain (Loss) Recognized in AOCI, net of tax Year Ended December 31, 2018	Gain/ (Loss) Reclassified from AOCI into Income Year Ended December 31, 2018
Cash flow hedges:
Foreign exchange contracts	$53	$13

Non-designated hedges

We have also entered into foreign currency range forward contracts as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Realized gains (losses) and changes in fair value of these derivatives are recognized as incurred in Interest and other expense, net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the nine months ended December 31, 2018:

Derivatives not designated under ASC 815	For the Nine Months Ended December 31, 2018
Foreign currency range forward contracts	$1,165
Interest rate swap	$(221)

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

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Foreign exchange contracts	$—	$1,388	$—	$1,388
Total fair value of assets measured on a recurring basis	$—	$1,388	$—	$1,388

Derivative liabilities:
Interest rate swap	$—	$31	$—	$31
Foreign exchange contracts	$—	$276	$—	$276
Total fair value of liabilities measured on a recurring basis	$—	$307	$—	$307

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swap	$—	$14	$—	$14
Total fair value of liabilities measured on a recurring basis	$—	$14	$—	$14

10. DEBT

The below table presents details of the Company's debt:

	December 31, 2018	March 31, 2018
Short term debt and current portion of long term debt
Working capital facilities	$21,975	$12,813
Term loan	9,800	6,215
Capital lease obligations	1,816	28
Buyers credit from banks	—	1,389
Packing credit in foreign currency	—	3,426
Total short term debt	$33,591	$23,871

Long term debt
Term loan, net of debt issuance costs	$120,462	$127,119
Secured revolving credit facility	31,152	—
Capital lease obligations	486	14
Total long term debt	$152,100	$127,133

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $32.8 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $22 million as of December 31, 2018.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the ESM Acquisition in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

Principal payments due on the Term loan are as follows:

Years	December 31, 2018
2019	9,800
2020	16,800
2021	21,000
2022	88,200
$135,800

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of December 31, 2018, the Company was in compliance with all financial covenants.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of December 31, 2018 amount to $5.5 million.

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

Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability. We will pay letter of credit fees equal to the applicable margin times the daily maximum amount available to be drawn under all letters of credit outstanding and a monthly unused fee at a rate per annum of 0.25% on the aggregate unused commitment. As of December 31, 2018, outstanding letters of credit totaled $893.

The agreement contains standard affirmative and negative covenants that may limit or restrict our ability to sell assets, incur additional indebtedness and engage in mergers and acquisitions. We are required to maintain a minimum consolidated fixed charge coverage ratio of 1.00:1.00, if a reporting trigger period commences. We were in compliance with applicable covenants as of December 31, 2018.

As of December 31, 2018, we had $31,152 of outstanding borrowings and our remaining borrowing capacity was $10,171.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $4,040 for nine months ended December 31, 2018.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets in the amount of $1.65 million at the interest of 7.568% per annum, to be repaid over 2.5 years. The loan was funded in January 2019.

Capital lease obligations

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. For additional details refer note 14, "Commitments and Contingencies".

11. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Amazon Warrant

On January 23, 2018, Startek entered into the Amazon Transaction Agreement, pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest in various tranches based on Amazon’s payment of up to $600 million to us or any of our affiliates in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The exercise price for all Warrant Shares will be $9.96 per share. The Warrant Shares are exercisable through January 23, 2026. As of December 31, 2018, no additional Warrant Shares have vested.

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

Equity

On December 13, 2018, the “Company”), and Aegis Stockholder, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Aegis Stockholder purchased, and the Company issued and sold, 368,098 shares (the “Purchased Shares”) of Common Stock, par value $0.01 per share (the “Common Stock”), at a purchase price of $6.52 per share, or a total purchase price of $2,400, taking its holding to approximately 56% of outstanding common stock.

Share-based compensation

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. At our annual meeting of stockholders in June 2016, the board of directors and stockholders authorized another 250,000 shares of common stock for issuance under the Amended and Restated Plan. As of December 31, 2018, there were 123,125 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date. The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock Options

A summary of stock option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of July 21, 2018	2,879,865	$5.33
Granted	29,082	6.44
Exercised	(20,565)	4.38
Forfeited	(17,500)	6.10
Expired	(1,935)	6.43
Outstanding as of December 31, 2018	2,868,947	$5.35	5.93
Vested and exercisable as of December 31, 2018	2,261,128	$4.95	5.01

The weighted-average grant date fair value of options granted during the period starting from July 21, 2018 to December 31, 2018 was $4.64. The total fair value of shares vested during the period starting from July 21, 2018 to December 31, 2018 was $845.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

From July 21, 2018 to December 31, 2018
Risk-free interest rate	3.09%
Dividend yield	—%
Expected volatility	61.92%
Expected life in years	10

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Deferred Stock Units

Pursuant to the board of directors' compensation program, deferred stock units of 3,494 were granted to members of the board of directors during the period starting from July 21, 2018 to December 31, 2018. The total fair value of deferred stock units granted during the period starting from July 21, 2018 to December 31, 2018, was $23. Deferred stock units are fully vested upon issuance and are settled in shares of common stock upon the director’s termination of service.  The fair value of stock grants and deferred stock units is calculated based on the closing price of our common stock on the date of grant.

Share-based Compensation Expense

The compensation expense that has been charged against income for December 31, 2018 was $674, and is included in selling, general and administrative expense.  As of December 31, 2018, there was $1,970 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.52 years.

Employee Stock Purchase Plan

In connection with the Aegis Transactions, the Company maintained Startek's employee stock purchase plan ("ESPP"). Under the terms of our ESPP, eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  A total of 400,000 shares were authorized under the original ESPP Plan; an Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in June 2016, which authorized an additional 100,000 shares of common stock for issuance. As of December 31, 2018, 20,855 shares were available for issuance.

During the period starting from July 21, 2018 to December 31, 2018, 21,076 shares were purchased under this plan at an average price of $5.51. Total expense recognized related to the ESPP during the period starting from July 21, 2018 to December 31, 2018 was $37. The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

From July 21, 2018 to December 31, 2018
Risk-free interest rate	2.66% - 2.87%
Dividend yield	—%
Expected volatility	56.91% - 61.92%
Expected life in years	3 months

The weighted average grant date fair value of these shares was $1.74 per share during the period starting from July 21, 2018 to December 31, 2018.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date.  Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%. Company matching contributions to the 401(k) plan totaled $220 for the period starting from July 21, 2018 to December 31, 2018.

Philippines Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary.

All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. Remeasurement changes are reflected in Accumulated Other Comprehensive Income (AOCI). As of December 31, 2018, the Pension Plan was unfunded. The Company doesn't expect to make any cash contributions to the Pension Plan. As of December 31, 2018, the defined benefit obligation of $139 was included in other long term liabilities in the Consolidated Balance Sheets.

Gratuity and other post-employment benefit plans

The Company has classified various employee benefits as under:

a)    Defined contribution plans

Contributions to defined contribution plans are charged to the consolidated statement of operations in the period in which services are rendered by the covered employees. The Company contributed the following amounts to defined contribution plans in various jurisdictions for given period:

	Nine Months ended December 31, 2018	Successor November 22, 2017 to March 31, 2018	Predecessor April 01, 2017 to November 21, 2017
Contribution to defined contribution plans	$10,125	$5,115	$9,605

b)    Defined benefit plans

Gratuity Plan (Unfunded)

In accordance with applicable local laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees in India and Saudi. The Gratuity Plan provides a lump-sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. Based on actuarial valuation, a provision is recognized in full for the projected obligation over and above the funds held in scheme. The benefits are based on years of service and average earnings for a defined period prior to retirement. The following table sets forth amounts of obligation recognised in financial statements based on acturial valuations carried out as of December 31, 2018 and March 31, 2018:

	As of December 31, 2018	As of March 31, 2018
(a) Liability recognized in consolidated balance sheets
Liability at the end of the year	$12,382	$8,304
(b) Current/Non current liability
Current liability	$2,957	$1,588
Non current liability	$9,425	$6,716

c) Compensated absences

The Company’s liability for compensated absences is determined based upon local laws. The Company establishes the liability based upon the employee’s last salary.

12. INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31, 2018	November 22, 2017 to March 31, 2018	April 01, 2017 to November 21, 2017
	2018	Successor	Predecessor
U.S.	$(14,321)	$—	$—
Foreign	(4,385)	(3,530)	8,553
Total	$(18,706)	$(3,530)	$8,553

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31, 2018	November 22, 2017 to March 31, 2018	April 01, 2017 to November 21, 2017
		Successor	Predecessor
Current:
Federal	$(93)	$—	$—
State	(13)	—	—
Foreign	3,669	2,214	3,252
Total current (benefit) expense	$3,563	$2,214	$3,252

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	7	(909)	(74)
Total deferred (benefit) expense	$7	$(909)	$(74)

Income tax expense	$3,570	$1,305	$3,178

GAAP requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations.

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2018	As of March 31, 2018
Long-term deferred tax assets (liabilities):
Property, plant and equipment	$(3,336)	$(4,484)
Prepaid expenses	(325)	(12)
Accrued stock compensation and other employee benefits	2,722	2,432
Accrued restructuring costs and other expenses	2,541	538
Tax credit carryforwards	5,233	—
Loss carryforwards	18,628	5,653
Intangibles and goodwill	(21,153)	(17,357)
Translation adjustments and withholdings taxes	(3,472)	—
Other	540	—
Net long-term deferred tax assets	$1,378	$(13,230)

Valuation allowance	(15,231)	—

Total net deferred tax asset (liability)	$(13,853)	$(13,230)

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country.  In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the recently enacted territorial transition tax under section 965 and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the global structure.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the nine months ended December 31, 2018, the successor period from November 22, 2017 to March 31, 2018 and the predecessor period from April 1, 2017 to November 21, 2017 are as follows:

	Nine Months Ended December 31, 2018	November 22, 2017 to March 31, 2018	April 1, 2017 to November 21, 2017
		Successor	Predecessor
Statutory tax rate	21.0%	17.0%	3.0%
Effect of state taxes (net of federal benefit)	1.4%	—%	—%
Rate differential on foreign earnings	(3.8)%	(44.4)%	16.9%
Valuation allowance	(13.6)%	—%	—%
Unutilized losses for tax purposes	(7.6)%	—%	—%
Transaction costs	(6.0)%	—%	—%
Disallowances for income tax purposes	(2.2)%	(33.7)%	7.0%
Tax relating to origination or reversal of temporary differences	(2.1)%	—%	—%
Income exempt for tax purposes	—%	24.7%	(2.4)%
Reversal of tax benefits	—%	—%	12.7%
Other, net	(6.2)%	(0.6)%	—%
Total	(19.1)%	(37.0)%	37.2%
As of December 31, 2018, we had gross federal net operating loss carry forwards of approximately $60.4 million and gross state net operating loss carry forwards of approximately $66.3 million, which may be available to offset federal and state income tax liabilities, respectively, in the future. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. The Aegis Transactions resulted in a change of ownership under Section 382 for federal and state income tax purposes. Section 382 provides limitation on the utilization of NOL carryforwards after an ownership change and we have analyzed the potential Section 382 impacts on our NOL carryforwards in the event of a Section 382 ownership change. We determined that our fair market value and our net unrealized built-in gain position resulted in a significant increase in our Section 382 limitation. Accordingly, we believe that our Section 382 limitation will not result in any significant impacts on our ability to utilize our NOL carryforwards to offset future taxable income or will have any significant impact on future operating cash flows. Future changes in our stock ownership could result in an additional ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that that due to regulatory changes, such as suspensions of the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2019. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions.  The aggregate reduction in income tax expense for the nine months ended December 31, 2018 was $392.

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

The following table indicates the changes to our unrecognized tax benefits for the nine months ended December 31, 2018, the successor period from November 22, 2017 to March 31, 2018 and the predecessor period from April 1, 2017 to November 21, 2017. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Nine Months Ended December 31, 2018	November 22, 2017 to March 31, 2018	April 01, 2017 to November 21, 2017
		Successor	Predecessor
Unrecognized, beginning	$—	$—	$—
Additions due to acquisition	$3,122	$—	$—
Additions based on tax positions taken in the period	$201	$—	$—
Reductions based on tax positions taken in the period	$—	$—	$—
Unrecognized, ending	$3,323	$—	$—

We file numerous consolidated and separate income tax returns in the U.S. federal and many state jurisdictions as well as in many foreign jurisdictions.  Our U.S. federal returns and most state returns for tax years 2015 and forward are subject to examination. Tax return filings in India for the year ended March 2018 are still open for examination as well as Malaysian tax returns for their tax years ending March 2014 and onwards.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) consisted of the following items:

(Amount in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Defined Benefit Plan	Equity Attributable to Startek Shareholders	Non-controlling Interests	Total
Predecessor
Balance at March 31, 2017	$(10,657)	$—	$(771)	$(11,428)	$(699)	$(12,127)
Foreign currency translation	(1,510)	—	—	(1,510)		(1,510)
Pension remeasurement	—	—	(767)	(767)	(624)	$(1,391)
Balance at November 21, 2017	$(12,167)	$—	$(1,538)	$(13,705)	$(1,323)	$(15,028)

Successor
Balance at November 22, 2017	$—	$—	$—	$—	$—	$—
Foreign currency translation	(110)	—	—	(110)	—	(110)
Pension remeasurement	—	—	(292)	(292)	(248)	(540)
Balance at March 31, 2018	$(110)	$—	$(292)	$(402)	$(248)	$(650)
Foreign currency translation	(3,879)	—	—	(3,879)	—	(3,879)
Reclassification to operations	—	13	—	13	—	13
Unrealized losses	—	53	—	53	—	53
Pension remeasurement	—	—	(1,251)	(1,251)	(995)	(2,246)
Tax provision	—	(81)	—	(81)	—	(81)
Balance at December 31, 2018	$(3,989)	$(15)	$(1,543)	$(5,547)	$(1,243)	$(6,790)

Reclassifications out of accumulated other comprehensive income for nine months ended December 31, 2018 of $13 and were included in cost of services.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities and equipment under various non-cancelable operating leases. Some of these leases have renewal clauses that vary both in length and fee, based on our negotiations with the lessors. Rent expense, including equipment rentals, for the nine months ended on December 31, 2018, for the period November 22, 2017 to March 31, 2018 and for the period April 01, 2017 to November 21, 2017 was $19,324, $8,468 and $12,147, respectively.

Capital Leases

We leased several asset types under various non-cancelable capital leases with original terms between three and seven years.

Minimum lease payments

As of December 31, 2018, approximate minimum annual lease payments were as follows:

	Operating leases	Capital leases
2019	$33,989	$1,967
2020	28,544	533
2021	22,323	2
2022	18,080	—
2023	12,617	—
Thereafter	14,774	—
Total minimum lease payments	$130,327	$2,502
Less amount representing interest		$(200)
Present value of capital lease obligations		$2,302
Capital lease obligations, current portion		$1,816
Capital lease obligations, long term portion		$486

Legal Proceedings

We have been involved from time to time in litigation arising in the normal course of business, none of which is expected by management to have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

15.  SEGMENT AND GEOGRAPHICAL INFORMATION

The Company provides business process outsourcing services (“BPO”) to clients in a variety of industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information on a consolidated basis as well as geographical, verticals, and clients. The Company primarily evaluates performance using adjusted EBITDA.

Based on our evaluation of the facts and circumstances, the Company has concluded it has a single operating and reportable segment (BPO), and two reporting units (Aegis and Startek).

Revenues by geography, based on the location of the Company's deliver centers, is presented below:

Revenue	Nine Months Ended December 31, 2018	Successor November 22, 2017 to March 31, 2018	Predecessor April 01, 2017 to November 21, 2017
India	$62,669	$35,370	$63,183
Middle East	92,204	51,269	102,800
Malaysia	43,425	20,290	29,401
Argentina	38,722	24,376	48,455
United States	76,564	10,898	19,518
Australia	25,152	14,411	23,115
Philippines	30,459	—	—
Rest of World	51,122	13,343	23,648
Total revenue	$420,317	$169,957	$310,120

Property, plant and equipment, net by geography is presented below:

Property, plant and equipment, net:	As on December 31, 2018	As on March 31, 2018
India	$13,287	$17,987
Middle East	6,507	7,970
Malaysia	5,058	5,047
Argentina	1,341	1,279
United States	5,349	—
Australia	345	265
Philippines	2,835	—
Rest of World	7,519	4,178
Total property, plant, and equipment, net	$42,242	$36,726

16. PROPERTY, PLANT AND EQUIPMENT

 Our property, plant and equipment as of December 31, 2018 and March 31, 2018 consisted of the following, by asset class:

	As of December 31,	As of March 31,
	2018	2018
Land, buildings and improvements	$11,847	$10,591
Telephone and computer equipment	12,618	10,867
Furniture, fixtures, and miscellaneous equipment	8,954	7,845
Construction in progress	439	148
Computer Software	13,785	12,958
Assets acquired under capital lease	3,841	—
	$51,484	$42,409
Less accumulated depreciation and impairment	8,783	5,683
Less accumulated amortization under capital lease	459	—
Total property, plant and equipment, net	$42,242	$36,726

Depreciation and amortization expense for property, plant and equipment was$13,431, $5,491 and $10,306 for the nine months ended December 31, 2018, for the period November 22, 2017 to March 31, 2018 and for the period April 01, 2017 to November 21, 2017, respectively.

17. INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the nine months ended December 31, 2018, period from November 22, 2017 to March 31, 2018 and period from April 1, 2017 to November 21, 2017 were composed of the following:

	Nine Months Ended December 31, 2018	Successor November 22, 2017 to March 31, 2018	Predecessor April 01, 2017 to November 21, 2017
Interest income	$123	$124	$248
Interest expense	(10,380)	(3,846)	(4,789)
Other finance cost	(2,765)	(204)	(252)
Other income (expense)	493	68	212
Interest and other income (expense), net	$(12,529)	$(3,858)	$(4,581)

18. COMPARATIVE PRIOR YEAR DATA

The following table presents certain financial information for the nine months ended December 31, 2017 (in thousands, except per share amounts).

	Successor November 22, 2017 to December 31, 2017 (Unaudited)	Predecessor April 01, 2017 to November 21, 2017 (Audited)
Revenue	$54,364	$310,120
Gross Profit	7,750	44,350
Income Taxes	973	3,178
Net Income	356	5,375
Net income attributable to non-controlling interests	1,008	2,712
Net income (loss) attributable to Startek shareholders	(652)	2,663
Net income (loss) per common share - basic	$(0.03)	$0.13
Weighted average common shares outstanding - basic	20,600	20,600
Net income (loss) per common share - diluted	$(0.03)	$0.13
Weighted average common shares outstanding - diluted	20,600	20,600

19. SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 14, 2019, the date these financial statements were issued. Other than as disclosed in Footnote 10, "Debt", there were no material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as this term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

As permitted by SEC guidance for newly acquired businesses, management's assessment of our disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of Aegis that are subsumed by internal control over financial reporting. Aegis accounted for approximately 73% of total assets as of December 13, 2018 and 75% of revenues for the nine months ended on December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment and the material weaknesses identified below, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018. As permitted by SEC guidance for newly acquired businesses, management's assessment of the Company's internal controls over financial reporting did not include an assessment of internal control over financial reporting of Aegis. Aegis accounted for approximately 73% of total assets as of December 13, 2018 and 75% of revenues for the nine months ended on December 31, 2018.

Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:

1.	We did not have sufficient resources with the appropriate levels of expertise to ensure effective and accurate financial reporting under US GAAP and SEC requirements.

2.
Our internal controls over SEC reporting, consolidation and accounting for significant and unusual transactions were not designed effectively to ensure that new processes necessary as a result of the reverse acquisition (the Aegis Transactions) were implemented and effective prior to December 31, 2018.

The material weaknesses described above did not result in any material misstatements to the Company’s previously issued financial statements, nor in the financial statements included in this Form 10-KT.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. Because the deficiencies identified could result in a misstatement of business combinations and associated disclosures that could be material to the annual or interim consolidated financial statements, such deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2018.

Our independent registered public accounting firm, Plante & Moran PLLC, issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report appears in Part II, Item 8.

Remediation plans

The Company's management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, will take comprehensive actions to remediate the material weaknesses, including hiring additional qualified resources, implementing new systems to ensure accurate consolidation processes, and implementing additional control procedures for the review, analysis and reporting of its SEC reporting and accounting for significant and unusual transactions. The Company has commenced its remediation plan, with the goal of remediating as soon as possible, subject to the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing. The remediation efforts are intended both to address the identified material weaknesses and to enhance our overall financial control environment. As we continues to evaluate and improve the Company's disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these deficiencies or modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Subject to the above, and notwithstanding that certain control activities have transitioned to new control owners, there were no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Introductory Note
As previously disclosed, StarTek, Inc. (the “Company”), is a party to that certain Transaction Agreement, dated March 14, 2018, as amended on July 3, 2018 (the “Transaction Agreement”), by and among the Company, CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”) and CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), pursuant to which the Company agreed to acquire all of the outstanding capital stock of Aegis from the Aegis Stockholder, in exchange for the issuance of 20,600,000 shares of the common stock of the Company, par value $.01 per share (the “Common Stock”) to the Aegis Stockholder, and in addition, the Aegis Stockholder agreed to purchase additional newly issued shares of our common stock at a price of $12.00 per share for an additional payment of $2,000,000. The transactions contemplated by the Transaction Agreement are referred to herein as the “Aegis Transactions.”

Board of Directors
Set forth below is information regarding our Board of Directors as of December 31, 2018 (except as specifically noted otherwise below):

Aparup Sengupta; age 54; Operating Partner, Capital Square Partners (Management) Pte Ltd.
Mr. Sengupta is the Operating Partner of Capital Square Partners (Management) Pte Ltd. (“CSP”) and is on the board of Aegis.   Previously, he was the Executive Chairman of The Minacs Group (“Minacs”), a business solutions company, from 2014. Prior to joining Minacs, Mr. Sengupta was the Global CEO and Managing Director at Aegis from 2005 to 2012.  Mr. Sengupta holds a Bachelor’s degree in Electrical Engineering from the Indian Institute of Engineering Science and Technology, formally known as the Bengal Engineering and Science University.

Sanjay Chakrabarty; age 50; Founder and Managing Partner, Capital Square Partners (Management) Pte Ltd.
Mr. Chakrabarty is the Founder and Managing Partner of CSP and has been serving on the board of ESM, since March 2018. In addition, he has been a director on the board of CSS Corp, since June 2013 and Indecomm Holdings, Inc. (d/b/a Indecomm Global Services) (“Indecomm”), a leading global provider of digital engineering and engagement solutions to clients in various industries, since January 2016. Mr. Chakrabarty was previously a board member of Minacs, prior to its sale to SYNNEX Corporation (NYSE: SNX). Prior to founding CSP, Mr. Chakrabarty served as the President and Venture Partner of Columbia Capital’s India and SE Asia investments from late 2007 to December 2012. Before his investment role, Mr. Chakrabarty was the Founder & CEO of MobiApps Holdings, a technology company that built products and services based on a patent protected radio frequency semiconductor for satellite communications. Mr. Chakrabarty holds a dual B.S. degree in Computer Engineering and Mathematics from Pennsylvania State University at Slippery Rock and an M.B.A. from Carnegie Mellon University.

Mukesh Sharda; age 47; Founder and Managing Partner, Capital Square Partners (Management) Pte Ltd.
Mr. Sharda is the Founder and Managing Partner of CSP and is currently on the Board of Aegis and Indecomm. Prior to co-founding CSP, Mr. Sharda was the Executive Director and Country Head for Avenue Capital Group from 2005 through 2012, an investment manager with billions of assets under management and dedicated funds raised to invest in Asia. Mr. Sharda covered investments in South East Asia and India. Prior to joining Avenue Capital Group, Mr. Sharda worked in investment banking (Structured Finance and M&A) from 1997 through 2004 in Singapore and Hong Kong at Deutsche Bank. Mr. Sharda also previously served on the board of directors at National Citizen Bank in Vietnam. Mr. Sharda is a Chartered Accountant from the Institute of Chartered Accountants in India and holds a Bachelor of Commerce degree from Gujarat University, India.

Bharat Rao; age 53; Operating Partner, Capital Square Partners (Management) Pte Ltd.
Mr. Rao is the Managing Partner of CSP and has been serving on the board of ESM, since March 2018, and Indecomm, since December 2016. Prior to joining CSP, he was a Managing Director with the investment banking arm of Credit Suisse in Asia from November 2012 to June 2016. Prior to joining Credit Suisse Mr. Rao was a Managing Director and managed client relationships, origination and financial sponsors group for ING Bank in South East Asia from August 2010 to November 2012. Before transitioning to investment banking, Mr. Rao served as the Country Manager for Indonesia at Actis Capital Partners, a leading emerging market focused growth and buyout fund, and was responsible for financial services investments in South East Asia from August 2006 to March 2009. Prior to this role in private equity, Mr. Rao was a Partner with the Australasian practice of PricewaterhouseCoopers and focused on providing transactions advisory services from February 1999 to July 2006. Mr. Rao holds a Bachelor’s degree with honors in Electrical Engineering from the Indian Institute of Technology and an M.B.A. from the Indian Institute of Management.

Lance Rosenzweig; age 56; Global Chief Executive Officer
Mr. Rosenzweig has been serving as our Global Chief Executive Officer since July 2018. He has served on the board of Boingo Wireless, a leading WiFi and DAS provider since July 2014, and of Quality Systems, Inc., a leading healthcare IT and revenue cycle management company, since May 2012. From 2015 through 2016, Mr. Rosenzweig was an Operating Executive of Marlin Operations Group, working with Marlin Equity Partners, a global investment firm, where he served as Chairman of the board of Duncan Solutions and GiftCertificates.com and Chairman of the board and interim Chief Executive Officer of Domo Tactical Communications. Mr. Rosenzweig served as the Chief Executive Officer and President, Global Markets for Aegis USA, Inc., a leading business process outsourcing company with over 18,000 employees, from 2013 through the company’s sale in 2014. Mr. Rosenzweig also co-founded and served as Chairman of PeopleSupport, Inc. since its inception in 1998 and as Chief Executive Officer from 2002 through the company’s IPO in 2004 and subsequent sale in 2008. He also served as President of Aegis Business Development Group from 2008 to 2010. Mr. Rosenzweig co-founded other wireless, manufacturing and finance companies including UniSite, which was acquired by American Tower; Newcastle Group, which was acquired by Tyco, and 24/7 Card. Prior to 1993, Mr. Rosenzweig was a divisional Vice President at GE Capital, a Vice President in the investment banking group of Dean Witter (now Morgan Stanley), a Vice President of Capel Court Pacific and a Corporate Planning Manager of Jefferson Smurfit. Mr. Rosenzweig received a B.S. in Industrial Engineering from Northwestern University and an M.B.A. from Northwestern University Kellogg School of Management.

Dr. Ed Zschau; age 79; Retired Visiting Lecturer at Princeton University
Dr. Zschau retired as Visiting Lecturer with rank of Professor in the Department of Electrical Engineering at Princeton University in June 2013, a position he held since 2000. However, he continues to serve as a Senior Research Specialist at Princeton, and he has also served as an Adjunct Professor in Engineering at the University of Nevada, Reno from September, 2015 to the present. Dr. Zschau was a Lecturer in Engineering at the California Institute of Technology during the spring quarters of 2015 and 2017. Prior to joining the Princeton faculty, he was a Professor of Management at Harvard Business School from September 1997 to August 2000. From April 1993 to July 1995, Dr. Zschau was General Manager, IBM Corporation Storage Systems Division. Earlier in his career, he was Founder and CEO of System Industries, Inc. (during 1968-1981) which became a public company in 1980. From 1999 to 2007, Dr. Zschau was a director of the Reader’s Digest Association, Inc., a publicly traded company at the time, and he chaired its Finance Committee. Dr. Zschau is a graduate of Princeton University and received his M.B.A., M.S., and Ph.D. degrees from Stanford University.

Albert Aboody; age 71; Retired
Mr. Aboody is a retired KPMG -US audit partner with 33 years of experience with public companies. He was also seconded to KPMG India where he led its audit practice and served as Deputy Chairman and as a member of its Advisory Board. Following his retirement, Mr. Aboody joined the Board of WNS Global Services in 2010 as chair of its audit committee until his retirement in 2017. During the period from 2011 to 2015 Mr. Aboody was the Independent Monitor for Price Waterhouse in connection with its compliance with SEC and PCAOB Orders. Mr. Aboody also co-authored the chapter on SEC Reporting Requirements in the 2001- 2008 editions of the Corporate Controller Manual. Mr. Aboody serves on the Board of a start-up cloud services and cybersecurity company. Mr. Aboody holds a Bachelor’s Degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and did graduate study in philosophy at Cambridge University. Mr. Aboody was appointed to the Board of Directors effective March 1, 2019.

Julie Schoenfeld; age 61; Vice President, Cruise Automation
Ms. Schoenfeld is a serial entrepreneur who has led four venture-backed startups. Her most recent company, Strobe Inc., (founded in 2014) was acquired by General Motors Cruise Automation in 2017 and is building groundbreaking LiDAR sensor technology for the self-driving car. Since 2017 she has been Vice President at GM Autonomous Vehicle Subsidiary, Cruise Automation. From 2007 to 2014 Julie was CEO of Perfect Market, Inc., a digital publishing software company backed by Trinity Ventures, Idealab and Comcast. Perfect Market was acquired by Taboola in July 2104. Julie also served as CEO and founder for two other successful venture-backed start-ups. In 1999 she led the sale of Net Effect, Inc., for over $300M to Ask. Ms. Schoenfeld was also Vice President worldwide sales for Stream International from 1995 to 1998. Julie holds a B.S. in engineering from Tufts University and an M.B.A. from Harvard Business School. Ms. Schoenfeld was appointed to the Board of Directors effective January 7, 2019.

Robert Sheft; age 57; Executive Chairman, The Home Service Store, Inc.; Managing Director, Roark Capital Group
Mr. Sheft is currently the Chairman and CEO of Installation Made Easy, Inc., an innovative home improvement company offering systems and solutions to retailers offering home improvement products and services, a position he has held since August 2012. Mr. Sheft also currently serves as a senior advisor at Roark Capital Group, a private equity firm based in Atlanta, which he joined in August 2012. Mr. Sheft was the Founder, President and Chief Executive Officer of Simply Floored LLC, an innovative home improvement company offering shop-at-home services for flooring and insulation, until August 2012. Prior to starting Simply Floored in 2004, Mr. Sheft was the Founder, President and Chief Executive Officer of RMA Home Services, Inc. (“RMA”), from 1997 until its acquisition by The Home Depot in December 2003. Mr. Sheft built RMA into one of the largest providers of installed siding and window services in the country, with revenues of more than $200 million, customers in more than 1,000 Home Depot stores nationwide, and 1,200 associates operating out of 22 branch offices and a support center in Atlanta. Prior to founding RMA, Mr. Sheft served for five years as a Managing Director of merchant banking at First Southwest. He began his career as an attorney in the mergers and acquisitions practice of Skadden, Arps, Slate, Meagher & Flom LLP. From 2006 until 2008, Mr. Sheft served on the board of Marathon Acquisition Corp., a special purpose acquisition company. Mr. Sheft currently serves on the Board of GreenSky, Inc.  Mr. Sheft graduated Magna Cum Laude with a Bachelor of Science in Finance from the University of Pennsylvania’s Wharton School and as a James Kent Scholar from the Columbia University School of Law. Mr. Sheft resigned from the Board of Directors effective March 1, 2019.

Audit Committee
Our Board of Directors has an Audit Committee that assists the Board of Directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process and our systems of internal accounting and financial controls.  The Audit Committee is also responsible for the selection and retention of our independent auditors, reviewing the scope of the audit function of the independent auditors and approving non-audit services provided to us by our auditors, and reviewing audit reports rendered by our independent auditors. The members of the Audit Committee are Mr. Aboody, Chairman, Ms. Schoenfeld, and Dr. Zschau, each of whom is an “independent director” as defined by the New York Stock Exchange’s (“NYSE”) listing standards and is financially literate. Our Board of Directors has determined that Dr. Zschau qualifies as an “audit committee financial expert” under SEC rules.

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

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe that our Insiders have timely filed all Section 16(a) reports during the 2018 fiscal year, except that each of our directors inadvertently failed to timely file a Form 4 with the SEC for regularly scheduled quarterly awards that occurred on April 3, 2018. Each of such awards were reported on Form 4 filings made on April 6, 2018. In addition, Mr. Martino failed to timely file a Form 4 with the SEC for the sale of 8,600 shares of common stock in August 2018. Such transactions were reported on a Form 5 filing made on February 15, 2019.

Current Executive Officers
Set forth below is information regarding our executive officers as of December 31, 2018:

Officer Name	Age	Position	Joined StarTek
Lance Rosenzweig	56	President and Global Chief Executive Officer	2018*
Ramesh Kamath	61	Chief Financial Officer	2018*
Peter F. Martino	52	Chief Operating Officer, Americas and Philippines	2014
Sandeep Gulati	48	Chief Operating Officer - APAC and Middle East & Africa (MEA)	2018*
Joseph Duryea	55	Global Chief Revenue Officer	2018
Surender Mohan Gupta	53	Global Chief People Officer	2018*
Wayne White	54	Global Chief Information Officer	2015
 _____________
* Indicates executive officer who joined the Company in connection with the closing of the Aegis Transactions.

Mr. Rosenzweig’s biography appears under the heading “Board of Directors.”

Ramesh Kamath; age 61; Chief Financial Officer

Mr. Kamath currently serves as our Chief Financial Officer. He previously served as CFO of Aegis Global, which was combined with StarTek on July 20, 2018. At Aegis, Ramesh helped manage more than 40,000 employees, implemented various internal controls, and centralized the company’s treasury management system to improve working capital and cash flow management. Prior to Aegis, he also led the finance organization of prominent BPOs, including serving as CFO of The Minacs Group and Progeon (now Infosys BPO).

Peter F. Martino; age 52; Chief Operating Officer, Americas and Philippines
Prior to joining StarTek in 2014, Mr. Martino held various positions at Sitel, a global business process outsourcing company, since 2006.  Most recently, he served as General Manager of North America, in which position he led operations in North America with 25 locations and more than 10,000 employees and oversaw over $400 million in annual revenue.  From 2007 to 2012, Mr. Martino served as Senior Vice President of Operations for Sitel, and from 2006 to 2007, he served in the same role for ClientLogic, a global business process outsourcing company, prior to its merger with Sitel. Prior to Sitel, Mr. Martino served as a Senior Director of Global Outsourcing with Microsoft where he was responsible for placement of large-scale global support programs. Mr. Martino has over 20 years’ experience in the BPO industry that includes client and outsourcing senior leadership roles.

Sandeep Gulati; age 48; Chief Operating Officer - APAC and Middle East & Africa (MEA)
Mr. Gulati joined StarTek in July 2018. Sandeep is a multi-faceted leader who brings more than 26 years of experience across contact center management, strategic planning, and project management. During his tenure with Aegis, which began in 2010, Sandeep has held multiple positions and spearheaded the global performance improvement and process excellence initiatives as well as managed critical initiatives in productivity optimization and Six Sigma. He also headed operations for India CLM and Sri Lanka. Additionally, Sandeep played an instrumental role in launching a first-of-its-kind global command center, which provides real-time data updates across visually interactive dashboards to decipher actionable intelligence insights. Prior to Aegis, Sandeep held multi-functional roles across blue chip organizations like GE and Vodafone and also spearheaded the launch of Dell’s contact center operations in India. He holds a Bachelors’ degree in Electronics and Communications Engineering from Bangalore University.

Joseph Duryea; age 55; Global Chief Revenue Officer
Mr. Duryea joined StarTek in September 2018. Mr. Duryea previously served as Vice President of Sales and Marketing for FNTS, a private infrastructure-as-a-service provider owned by First National of Nebraska company from 2016 to 2018. While at FNTS, Mr. Duryea and his team established and fostered partnerships with Dell, IBM, AWS, Azure and several other companies involved in the hyperscale cloud. FNTS was selected as Dell Partner of the Year in 2018. From 2014 until 2016, Mr. Duryea was engaged in a long-term consulting engagement with DTC, an overt and covert surveillance business that serves state, federal, military and international clients. He previously served as Senior Vice President of Sales and Marketing at StarTek, Inc. from April 2012 until June of 2014. Mr. Duryea served as Senior Vice President of Sales for Customer Management Business at Aegis PeopleSupport, Inc. from September 2005 until December 2009 where he had full revenue responsibility for the company. Mr. Duryea has a 30-year career in the BPO industry and has been a key executive in several fast-growing BPO firms. Mr. Duryea has a Bachelor of Science degree in Business Administration from the University of Nebraska.

Surender Mohan (SM) Gupta; age 53; Global Chief People Officer
Mr. Gupta joined StarTek in July 2018. Previously, SM served as Chief People Officer at Aegis, where he joined in 2008. SM brings nearly 30 years of HR experience across a variety of industries, including the technology, telecommunications, retail, oil, and consumer goods sectors. Throughout his career, he has executed innovative, forward-thinking strategies to attract, develop, reward, and retain top talent. Under SM’s leadership, Aegis Global has received 86 distinct HR awards from industry bodies such as Aon Hewitt, Great Place to Work, NASSCOM, CII, SHRM, People Matters, NCPEDP, Businessworld and BPeSA among others. A distinguished speaker and thought leader at various forums and associations, he is committed to creating a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. SM has also served as board director for Contact Center Company (CCC), the joint venture company of STC and Aegis in Saudi Arabia, and is a governing board member for the National Abilympic Association of India. He holds a Bachelor of Science degree and a Master of Business Administration degree from Kurukshetra University.

Wayne White; age 54; Global Chief Information Officer
Prior to joining Startek in August 2015, Mr. White was a Senior Partner at a process and analytics consulting firm, and led design, development, engineering and IT enhancements for major corporations including US West, Qwest, Avaya, TTEC, and Covad. Mr. White is particularly skilled in network systems, Big Data analytics, and security as well as datacenter infrastructure, storage, and disaster recovery. His training includes Six Sigma Black Belt, SAS Analytics, a Project Management Professional (PMP) certification, and is a Cisco Call Center Architect Expert (CCCAE).

Certain Former Executive Officers
Set forth below is information regarding certain persons who were executive officers during a portion of 2018, which resulted in such persons being included below in “Item 11 - Summary Compensation Table”:

Chad A. Carlson; age 52; Former President and Chief Executive Officer
Mr. Carlson served as our President and Chief Executive Officer from June 2011 until July 20, 2018, prior to which he served as our Executive Vice President and Chief Operating Officer from June 2010 to June 2011. Mr. Carlson also served as our Chief Innovation Officer from July 20, 2018 until January 20, 2019. Previously, Mr. Carlson served as Executive Vice President of Global Operations at Sitel, a global business process outsourcing company. From 2007 to 2008, Mr. Carlson served as Chief Operating Officer of the Americas and Asia Pacific operations for Sitel and from 2003 to 2007 he served in the same role for ClientLogic, a global business process outsourcing company, prior to its acquisition of Sitel. Mr. Carlson received his B. S. in Business Logistics from Pennsylvania State University.

Donald Norsworthy; age 60; Former Senior Vice President, Chief Financial Officer and Treasurer
Mr. Norsworthy served as our Senior Vice President, Chief Financial Officer and Treasurer until August 8, 2018. Prior to this, he served as Chief Financial Officer of ACCENT Marketing Services, a business process outsourcing company providing contact center services and customer engagement solutions, a position he held from April 2014 until it was acquired by the Company in June 2015. Prior to ACCENT, Mr. Norsworthy was Chief Financial Officer of CKS Packaging, a plastic container manufacturer, from June 2013 to March 2014, and Chief Financial Officer of Integrity Solution Services, a third-party collections company, from August 2011 to June 2013. He served as Chief Financial Officer of Protocol Services Acquisition Corp., a contact center company, from 2006 to 2008 and then served as its Chief Executive Officer from 2008 to 2011.

Stephen C. White; age 46; Former Chief Sales and Marketing Officer
Mr. White served as Chief Sales and Marketing Officer of StarTek from June 2016 until September 2018. Prior to joining StarTek, Mr. White served as Vice President and Vertical Leader for Healthcare and Government at Convergys. Prior to joining Convergys, Mr. White served as the Senior Vice President of Sales for Xerox (formerly ACS, Inc). His career background includes sales and operational leadership roles of increasing responsibility for ACS, Inc. and ACS Recovery Services, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

As a “smaller reporting company”, the Company has elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, the Company is not required to provide a Compensation, Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews our compensation programs and exercises authority with respect to payment of direct salaries and incentive compensation to our executive officers. In addition, the committee is responsible for oversight of our equity incentive plans. The members of the Compensation Committee are Mr. Sengupta, Chairman, Mr. Sharda and Ms. Schoenfeld. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Compensation Committee is not comprised entirely of independent directors; two members, Messrs. Sengupta and Sharda, have not been determined by our Board of Directors to be independent directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Year (a)	Salary ($)		Bonus ($)		Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($) (d)	Total ($)

Lance Rosenzweig, Global Chief Executive Officer	(e)	2018	221,538		250,000	(f)	2,266,145	—	1,650	2,739,333

Chad A. Carlson, Former President, CEO and Director		2018	515,000		772,500	(f)	38,486	—	17,145	1,343,131
		2017	512,577		—		201,250	76,973	13,564	804,364

Wayne White, Global Chief Information Officer		2018	229,623		82,400	(f)	—	—	9,860	321,883
		2017	206,000		—		—	15,226	3,184	224,410

Peter F. Martino, Chief Operating Officer, Americas and Philippines		2018	267,608	(g)	206,000	(f)	6,987	—	12,954	493,549
		2017	307,856	(g)	—		36,225	23,289	13,674	381,044

Donald Norsworthy, Former Senior Vice President, Chief Financial Officer and Treasurer		2018	204,812		375,000	(f)	9,525	—	296,343	885,680
		2017	281,352		—		49,809	31,751	8,272	371,184

Stephen C. White, Former Chief Sales and Marketing Officer		2018	700,914		—		—	—	3,624	704,538
		2017	479,430	(h)	—		—	—	55,596	535,026

(a)
All amounts in this table are presented for the full calendar years that are indicated. As discussed further elsewhere in this Form 10-KT, for accounting purposes, the Aegis Transactions are treated as a reverse acquisition and Aegis is considered the accounting acquirer. As a result, the fiscal year end of the Company upon closing of the Aegis Transactions became March 31. Upon filing of the Form 8-K/A by the Company on October 5, 2018, the fiscal year end of the Company was changed back to December 31 by the Board of Directors. In order to provide comparability of historical compensation practices, the historical compensation information in this Summary Compensation Table is provided for the full calendar years that are indicated.

(b)
The amounts shown in this column reflect the aggregate grant date fair value of stock awards and options granted to each named executive officer during 2018 and 2017, respectively. This does not reflect amounts paid to or realized by the named executive officers. See Note 11 to our consolidated financial statements for the nine months ended December 31, 2018 for information on the assumptions used in accounting for equity awards.

(c)	The amounts disclosed under Non-Equity Incentive Plan Compensation reflect payouts under the annual Executive Incentive Plan that was in effect prior to the consummation of the Aegis Transactions.

(d)
Included in All Other Compensation for 2018 are employer contributions related to our 401(k) Plan (Mr. Carlson, $11,000; Mr. Wayne White, $5,046; Mr. Martino, $7,907; and Mr. Norsworthy, $9,173), health insurance premiums (Mr. Rosenzweig, $573; Mr. Carlson, $2,961; Mr. Wayne White, $2,961; Mr. Martino, $2,961; Mr. Norsworthy, $1,902; and Mr. Stephen C. White, $2,344), premiums for group term and long term disability insurance (Mr. Carlson, $966; Mr. Wayne White, $966; Mr. Martino, $966; Mr. Norsworthy, $1,204; and Mr. Stephen C. White, $473), premiums for group short term disability insurance (Mr. Rosenzweig, $1,077; Mr. Carlson, $2,219; Mr. Wayne White, $888; Mr. Martino, $1,120; Mr. Norsworthy, $813; and Mr. Stephen C. White, $808); and severance payments made to Mr. Norsworthy upon the termination of his employment with the Company ($283,250).

Included in All Other Compensation for 2017 are employer contributions related to our 401(k) Plan (Mr. Carlson, $10,060; Mr. Stephen C. White, $1,251; Mr. Martino, $10,800; and Mr. Norsworthy, $5,502), health insurance premiums (Mr. Carlson, $2,874; Mr. Wayne White, $2,874; Mr. Stephen C White, $2,635; Mr. Norsworthy, $2,770; Mr. Martino, $2,874), and premiums for group term and disability insurance (Mr. Carlson, $630); and relocation reimbursement (Mr. Stephen C. White, $51,710).

(e)
Mr. Rosenzweig became Global Chief Executive Officer upon the consummation of the Aegis Transactions in 2018. Amounts presented do not include any compensation paid to Mr. Rosenzweig by Aegis for periods prior to the consummation of the Aegis Transactions.

(f)	All bonus payments made in 2018 were categorized as follows:

	Extraordinary Service Bonus (1)	Aegis Transaction Closing Bonus (2)	Sign-On Bonus	Retention Bonus	Total
Mr. Carlson	--	$515,000	$257,500 (3)	--	$772,500
Mr. Martino	$50,000	$156,000	--	--	$206,000
Mr. Norsworthy	$50,000	$325,000	--	--	$375,000
Mr. Rosenzweig	--	--	$250,000 (4)	--	$250,000
Wayne White	--	--	--	$82,400	$82,400

(1) In 2018, the Board of Directors authorized a discretionary bonus pool designed to reward certain employees selected by the Chief Executive Officer for extraordinary services rendered in connection with various strategic initiatives, including the Aegis Transactions and the Amazon Transaction Agreement.
(2) Represents amounts paid to the executive officers in connection with the closing of the Aegis Transaction.
(3) Represents a sign-on bonus to Mr. Carlson to serve a six month term as the Chief Innovation Officer of the Company following the closing of the Aegis Transactions.
(4) Represents a sign-on bonus payment made in connection with Mr. Rosenzweig’s appointment as Global Chief Executive Officer following the closing of the Aegis Transactions.

(g)	Mr. Martino’s salary included commissions of $7,608 in fiscal 2018 and $50,241 in fiscal 2017.

(h)	Mr. Stephen C. White's salary included commissions of $494,183 in fiscal 2018 and $239,045 in fiscal 2017.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table identifies the exercisable and unexercisable option awards for each of the named executive officers as of December 31, 2018.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Lance Rosenzweig	7/23/2018	97,333	486,667	6.17	7/23/2028	(a)

Chad A. Carlson	3/6/2018	3,192	3,192	11.18	3/6/2028	(b)(c)
	2/23/2017	20,633	20,633	9.17	2/23/2027	(b)(c)
	2/22/2016	8,976	8,976	4.62	2/22/2026	(b)(c)
	2/22/2016	15,187	—	4.62	2/22/2026	(d)
	2/17/2015	13,340	—	8.85	2/17/2025	(d)
	2/17/2015	29,124	—	8.85	2/17/2025	(c)
	3/7/2014	20,905	—	7.00	3/7/2024	(d)
	3/7/2014	22,884	—	7.00	3/7/2024	(c)
	2/25/2013	42,477	—	4.56	2/25/2023	(c)
	2/25/2013	42,477	—	4.56	2/25/2023	(d)
	2/14/2013	200,000	—	4.42	2/14/2023	(c)
	6/24/2011	157,440	—	3.8	6/24/2021	(e)
	6/14/2010	71,747	—	4.79	6/14/2020	(e)

Wayne White	12/12/2016	5,000	5,000	8.28	12/12/2026	(b)(c)
	10/15/2015	20,000	—	4.66	10/15/2025	(b)(c)
	8/10/2015	10,000	—	4.55	8/10/2025	(b)(c)

Peter F. Martino	3/6/2018	579	580	11.18	3/6/2028	(b)(c)
	2/23/2017	3,713	3,714	9.17	2/23/2027	(b)(c)
	2/22/2016	1,643	1,644	4.62	2/22/2026	(b)(c)
	2/17/2015	5,506	—	8.85	2/17/2025	(c)
	1/20/2014	85,000	—	6.75	1/20/2024	(c)

Donald Norsworthy	3/6/2018	1,580	—	11.18	3/6/2028	(f)
	2/23/2017	10,213	—	9.17	2/23/2027	(f)
	11/16/2015	75,000	—	3.80	11/16/2025	(f)

Stephen C. White	6/1/2016	75,000	—	4.37	6/1/2026	(g)

(a)	Options vest in 12 equal quarterly installments beginning on October 20, 2018.

(b)	50% of these Options became exercisable on July 20, 2018 in connection with the Aegis Transactions.

(c)	Options fully vest after three years from the date of grant.

(d)	Options vest immediately.

(e)	Options vest as to 25% of the option shares on the first anniversary of the date of grant and 2.0833% of the shares each month thereafter for 36 months.

(f)
50% of these Options became exercisable on July 20, 2018 in connection with the Aegis Transactions and 50% of these Options became exercisable on August 22, 2018 in connection with the termination of employment with the Company.

(g)
50% of these Options became exercisable on July 20, 2018 in connection with the Aegis Transactions and 50% of these Options became exercisable on September 30, 2018 in connection with the termination of employment with the Company.

EMPLOYMENT AGREEMENTS

Lance Rosenzweig

In connection with his appointment as President and Global Chief Executive Officer upon closing of the Aegis Transactions, Mr. Rosenzweig entered into a letter agreement that provides an annual base salary of $600,000, a target annual bonus opportunity of 100% of his base salary, and eligibility to participate in the Company’s employee benefit plans on generally the same terms as the Company’s other executives. As an inducement to join the Company, he was also granted an option to purchase 584,000 shares of the Company’s common stock (vesting in quarterly installments over a period of three years). In general, if Mr. Rosenzweig’s employment is terminated by the Company without cause or by him for good reason (as such terms are defined in the letter agreement), he would be entitled to 6 months’ base salary, 50% of the target bonus for the year in which the qualifying termination occurs and reimbursement by the Company of his COBRA premiums for up to 6 months. The Company has the right but not the obligation to extend such payments for up to an additional 12 months, in two 6-month periods, in exchange for continued enforcement of certain restrictive covenants post-termination (with the 50% target bonus substituted for a pro-rated bonus based on actual results). Upon any termination of employment, Mr. Rosenzweig will forfeit all unvested stock option awards except if Mr. Rosenzweig’s employment is terminated by the Company without cause or by him for good reason within 90 days before, or within 12 months after, a change in control of the Company, all outstanding and unvested options shall immediately vest in full on the later of the termination date or the date of the change in control. Mr. Rosenzweig’s employment with the Company is at-will, and his offer letter does not include any specified term.

Other Named Executive Officers

We are parties to Employment Agreements with certain of the other named executive officers (Messrs. White and Martino) that provide for the executive’s initial base salary and annual incentive bonus plan, expressed as a percentage of base salary. The Employment Agreements also provide for any initial equity grants.

Each named executive officer’s employment with the Company can be terminated at any time for any reason by the Company or the executive.  However, if the executive’s employment is terminated without cause, he will be entitled to receive six or twelve months of his then-current annual base salary payable on the same basis and at the same time as previously paid, commencing on the first regularly scheduled pay date following termination. In addition, pursuant to an amendment to the Employment Agreements approved by the Compensation Committee on November 23, 2015, if the executive’s employment with the Company is terminated without cause or the executive resigns for good reason upon, or within two years after, the consummation of a change of control, the executive will receive a lump sum payment equal to twelve months of his then-current annual base salary, as well as the health insurance benefits described above for a period of twelve months.

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

In connection with the Aegis Transactions, each outstanding award under the 2008 EIP immediately vested with respect to 50% of the shares that were unvested immediately before the Aegis Transactions, and such vesting is accounted for in the table above titled Outstanding Equity Awards at 2018 Fiscal Year End. For those executives that were terminated within two years after the consummation of the Aegis Transactions, all remaining shares that were unvested immediately following the Aegis Transactions became vested upon the occurrence of the termination event.

Compensation of Directors

The following table presents the total compensation for each non-employee director who served as a member of our Board of Directors during 2018. In 2018, we did not pay any other compensation to the members of our Board of Directors.

Name	Stock Awards(a) ($)	Option Awards(a) ($)	Total ($)
Arnaud Ajdler	22,500	0	22,500
Sanjay Chakrabarty	0	22,500	22,500
Jack D. Plating	0	67,500	67,500
Bharat Rao	0	22,500	22,500
Benjamin L. Rosenzweig	90,000	0	90,000
Aparup Sengupta	0	22,500	22,500
Mukesh Sharda	0	22,500	22,500
Robert Sheft	0	90,000	90,000
Ed Zschau	0	90,000	90,000

(a)
The amounts shown in these columns reflect the aggregate grant date fair value of stock awards and options granted to each director during 2018. This does not reflect amounts paid to or realized by the directors.  See Note 11 to our consolidated financial statements for the nine months ended December 31, 2018 for information on the assumptions used in accounting for equity awards.

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

As of December 31, 2018, our current non-employee directors had the following outstanding equity awards:

Name	Aggregate number of stock options	Aggregate number of deferred stock units
Aparup Sengupta	4,847	0
Mukesh Sharda	4,847	0
Sanjay Charabarty	4,847	0
Bharat Rao	4,847	0
Robert Sheft	224,919	0
Ed Zschau	233,919	0

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans
 The following table summarizes information as of December 31, 2018, about our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	2,261,128	$4.95	123,125
Equity compensation plans not approved by stockholders	—	—	—
Total	2,261,128	$4.95	123,125

Beneficial Ownership of Common Stock by Directors, Executive Officers, and Principal Stockholders
The table below presents information as of March 9, 2019, regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and the executive officers named in the Summary Compensation Table;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our current executive officers and directors as a group.

	Beneficial Ownership of Shares
Name of Beneficial Owner	Number of Shares (1)	Percentage of Class
CSP Alpha Holdings Parent Pte Ltd (2)	20,766,667	56.2%
A. Emmet Stephenson, Jr. (3)(4)	2,914,382	7.9%
Steven D. Lebowitz (5)	2,216,871	6.0%
Directors:
Albert Aboody (3)	—	*
Sanjay Chakrabarty (3)(6)	9,913	*
Bharat Rao (3)(6)	9,913	*
Julie Schoenfeld (3)	3,214	*
Aparup Sengupta (3)(6)	9,913	*
Mukesh Sharda (3)(6)	9,913	*
Ed Zschau (3)(7)	266,057	*
Named Executive Officers:
Lance Rosenzweig (3)(8)	146,000	*
Chad A. Carlson (3)(9)	822,807	2.2%
Wayne White (3)(10)	36,723	*
Peter F. Martino (3)(11)	119,006	*
Donald Norsworthy (3)(12)	104,659	*
Stephen C. White (3)(13)	75,783	*

All Current Directors and Executive Officers as a group (14 persons)	610,652	1.6%

*                 Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Accordingly, share ownership in each case includes shares issuable upon exercise of outstanding options that are exercisable within 60 days after February 22, 2019.

Included in this table are all shares of restricted stock (vested and unvested) and deferred stock units (vested and unvested) as of February 22, 2019.  Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) This disclosure is based on a Schedule 13D/A filed with the SEC by CSP Alpha Holdings Parent Pte Ltd on July 20, 2018. The address of this stockholder is 160 Robinson Road, #10-01, SBF Center, Singapore, 068914.

(3) The address of such person is c/o StarTek, Inc., 8200 East Maplewood Ave., Suite 100, Greenwood Village, Colorado 80111.

(4) This disclosure is based on information provided to us in a questionnaire. Mr. Stephenson has entered into an investor rights agreement with us, which is more fully described below in "Certain Relationships and Related Transactions, and Director Independence."

(5) This disclosure is based on a Schedule 13G/A filed with the SEC by Steven D. Lebowitz on February 14, 2019. The address of this stockholder is 1333 Second Street, Suite 650, Santa Monica, California 90401.

(6) Includes 9,913 shares of common stock underlying vested stock options.

(7) Includes 10,000 shares owned by the Zschau Living Trust and 238,985 shares of common stock underlying vested stock options.

(8) Includes 146,000 shares of common stock underlying vested stock options.

(9) Includes 681,183 shares of common stock underlying vested stock options.

(10) Includes 35,000 shares of common stock underlying vested stock options.

(11) Includes 98,085 shares of common stock underlying vested stock options.

(12) Includes 86,793 shares of common stock underlying vested stock options.

(13) Includes 75,000 shares of common stock underlying vested stock options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As a “smaller reporting company”, the Company has elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 404 of Regulation S-K. Under such scaled disclosure, the Company is not required to provide information regarding the Company’s policies and procedures for the review, approval or ratification of transactions with related persons.

The Board of Directors

Our Board of Directors has determined that each of Ms. Schoenfeld, Mr. Aboody and Dr. Zschau are “independent” under the regulations of the NYSE.  None of these directors has any relationship or has been party to any transactions that the Board believes could impair the independent judgment of these directors in considering matters relating to us. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Board of Directors is not comprised of a majority of independent directors; five members, Messrs. Sengupta, Chakrabarty, Sharda, Rao and Rosenzweig, have not been determined by our Board of Directors to be independent directors.

Related Transactions

Settlement and Standstill Agreement with Privet and A. Emmet Stephenson, Jr.

On May 5, 2011, the Company entered into a Settlement and Standstill Agreement with Privet Fund LP, Privet Fund Management LLC, Ryan Levenson, Benjamin L. Rosenzweig, A. Emmett Stephenson, Jr. and Toni E. Stephenson pursuant to which Mr. B. Rosenzweig and Mr. Sheft were appointed to our Board (Mr. B. Rosenzweig resigned from our Board effective December 31, 2018 and Mr. Sheft resigned from our Board effective February 28, 2019). Pursuant to the agreement, Privet Fund LP, Privet Fund Management LLC, Mr. Levenson and Mr. B. Rosenzweig agree that neither they, nor any of their respective affiliates will, while Mr. B. Rosenzweig or Mr. Sheft serve on the Board, engage in, among other things, any proxy solicitation with respect to the securities of the Company or any tender offer, business combination or restructuring with respect to the Company, and will not to seek to place a representative on the Board, seek the removal of any member of the Board or change the size or composition of the Board. Following Mr. Sheft’s resignation from our Board on February 28, 2019, the agreement terminated and is of no further force or effect.

Management Services Agreement

In connection with the Aegis Transactions, the Aegis Stockholder entered into a Management Services Agreement with Aegis, pursuant to which the Aegis Stockholder provides Aegis with specified services, including:

•	Analysis, evaluation and structuring of potential investments and divestments;

•	Identification and arrangement of sources of financing; and

•	Monitoring performance and providing management advice.

Aegis pays the Aegis Stockholder an annual management fee of $400,000 per year. Aegis also reimburses the Aegis Stockholder for all costs and expenses reasonably incurred by the Aegis Stockholder in connection with the provision of the management services. The Management Services Agreement will continue in effect until the termination of the agreement by mutual agreement of the Aegis Stockholder and Aegis.

Stockholders Agreement

On July 20, 2018, in connection with the consummation of the Aegis Transactions, the Company and the Aegis Stockholder entered into a Stockholders Agreement (the “Stockholders Agreement”), pursuant to which the Company and the Aegis Stockholder agreed to, among other things: (i) certain rights, duties and obligations of the Aegis Stockholder and the Company as a result of the transactions contemplated by the Transaction Agreement and (ii) certain aspects of the management, operation and governance of the Company after consummation of the Aegis Transactions. As a result of the consummation of the Aegis Transactions, the Aegis Stockholder now owns approximately 55% of the common stock of the Company.

The Stockholders Agreement outlines various corporate governance matters including board composition, director nomination rights and committees of the Company’s Board of Directors (the “Board”) after consummation of the Aegis Transactions. It provides that the Board shall consist of nine members comprised initially of (i) five directors (including the chairman), to be designated by the Aegis Stockholder (the “Aegis Stockholder Directors”), (ii) the Company’s chief executive officer, and (iii) three independent directors, reasonably acceptable to the Aegis Stockholder (the “Non-Stockholder Directors”) and that if the Aegis Stockholder does not initially designate all five of the Aegis Stockholder Directors, it shall have the right to fill any vacancy at any time. This Board composition shall continue so long as the Aegis Stockholder or its affiliates own 50% or more of the outstanding shares of the Company’s common stock. If the Aegis Stockholder’s ownership falls below 50%, the Aegis Stockholder shall designate (i) four directors so long as it owns 35% or more, but less than 50%, (ii) three directors, so long as it owns 25% or more, but less than 35%; (iii) two directors, so long as it owns 15% or more, but less than 25%; and (v) one director, so long as it owns 10% or more, but less than 15%. If the Aegis Stockholder ceases to beneficially own the minimum percentage of outstanding shares of the Company’s common stock necessary to nominate the corresponding number of Aegis Stockholder Directors, the Aegis Stockholder shall cause the necessary number of the Aegis Stockholder Directors to offer to resign from the Board, so that the number of the Aegis Stockholder Directors is consistent with the Aegis Stockholder’s ownership percentage.

If the size of the Board is increased or decreased, the Aegis Stockholder shall have the right to designate one or more directors to the Board such that the total number of Aegis Stockholder Directors shall be proportional to the number set forth in the preceding paragraph. In the event of a vacancy on the Board for a Non-Stockholder Director, the Governance and Nominating Committee shall have the sole right to fill such vacancy or designate a person for nomination, such person to be reasonably acceptable to the Aegis Stockholder. In the event of a vacancy on the Board for an Aegis Stockholder Director, the vacancy of which was not caused by the resignation of a director pursuant to the Aegis Stockholder’s change in ownership, the Board is to fill the vacancy with a substitute Aegis Stockholder Director.

The Company shall avail itself of all “controlled company” exceptions to the corporate governance listing rules of the NYSE for so long as the Aegis Stockholder owns more than 50% of the voting power for the election of directors, and thereafter the Company and the Aegis Stockholder shall take all necessary actions to comply with the corporate governance listing rules of the NYSE. The committees of the Board will include an Audit Committee consisting of three Non-Stockholder Directors, as well as a Compensation Committee and a Governance and Nominating Committee, each consisting of three directors, including at least one Non-Stockholder Director. The number of Non-Stockholder Directors on all other committees is required to be proportional to the number of Non-Stockholder Directors on the Board; provided that each such committee shall have at least one Non-Stockholder Director.

Pursuant to the Stockholders Agreement, the Company renounces the expectation of corporate opportunities other than those expressly offered to a Aegis Stockholder Director or their affiliates solely in, and as a direct result of, their capacity as director of the Company. The Aegis Stockholder is required to (and will cause its affiliates to) maintain the confidentiality of and not use or otherwise exploit for its own or any third party’s benefit, any of the Company’s confidential information. To the extent permitted by NYSE rules, and for so long as the Aegis Stockholder owns 50% or more of the Company’s outstanding common stock, the Aegis Stockholder shall have a right to purchase its pro rata portion of any securities the Company may propose to issue apart from any Excluded Securities (as defined in the Stockholders’ Agreement).

The Company agrees to keep accurate books, records and accounts and for so long as the Aegis Stockholder owns 10% or more of the outstanding shares of the Company’s common stock, (a) permit the Aegis Stockholder and its designated representatives reasonable access to the books and records of the Company and to discuss the affairs, finances and condition of the Company with the Company’s officers and (b) provide reasonable access to (i) the Company’s auditors and officers, (ii) copies of all materials provided to the Board, (iii) the Company’s appropriate officers and directors and (iv) operating and capital expenditure budgets and periodic information packages relating to the operations and cash flows of the Company and its subsidiaries.

The Stockholders Agreement also includes provisions regarding registration rights. The Company has agreed that the Aegis Stockholder and any subsidiary of the Aegis Stockholder that holds registrable securities shall have the right to make no more than four demands for the registration of registrable securities then held by such stockholders. The Company has also agreed to provide customary piggyback registration rights to the Aegis Stockholder. The Aegis Stockholder and any subsidiary of the Aegis Stockholder that holds registrable securities may require the Company to file a Form S-3 relating to the offer and sale of registrable securities then held by such stockholders. The Stockholders Agreement requires the Aegis Stockholder and any subsidiary of the Aegis Stockholder that holds registrable securities to enter into customary agreements restricting the sale or distribution of certain company securities to the extent required by the lead managing underwriter(s) with respect to certain underwritten securities offerings in which the Aegis Stockholder or such subsidiary participates.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees
The aggregate fees billed for services rendered by Plante & Moran, PLLC (formerly EKS&H LLLP) during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit fees (a)	$600,000	$290,113
Audit related fees (b)	68,000	81,640
Tax fees (c)	18,000	18,400
All other fees	—	—
Total	$686,000	$390,153

(a)	Audit fees for services consisted of audits of our annual financial statements and internal controls over financial reporting and reviews of our Quarterly Reports on Form 10-Q.

(b)	Audit-related fees consisted of services related to our SOC 2 audit.

(c)	Tax fees for 2018 and 2017 consisted of services related to review of U.S. Federal and state tax returns, review of non-US tax returns, and certain other tax related services in foreign countries.

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

The Audit Committee has determined that the non-audit services provided by Plante Moran were compatible with maintaining the firm’s independence.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as a part of this Form 10-KT:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-KT.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement dated as of March 14, 2018 by and among StarTek, Inc., CSP Alpha Midco Pte Ltd and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	3/15/2018
2.2	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among StarTek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
2.3	Stockholders Agreement dated as of July 20, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/20/2018
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of StarTek, Inc.	8-K	3.1	7/20/2018
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
4.2	Warrant to purchase up to 4,000,000 shares of StarTek, Inc. common stock issued to Amazon.com NV Investment Holdings LLC on January 23, 2018	10-Q	4.1	5/8/2018
10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.2†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.3†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.4†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.6†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.7†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.8†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.9†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016

10.10†	StarTek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.11	Credit Agreement, dated April 29, 2015, by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	8/10/2015
10.12†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.13†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.14	First Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.2	8/10/2015
10.15	Second Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	11/9/2015
10.16†	Form of Amendment to Employment Agreement for executive officers	10-K	10.27	3/14/2016
10.17	Third Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	8-K	10.1	1/26/2016
10.18	Fourth amendment to the Credit Agreement by and among Startek, Inc. and BMO Harris Bank, N.A	10-Q	10.1	4/3/2017
10.19	Securities Purchase Agreement, dated as of December 13, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	10.1	12/14/18
10.20†	Letter Agreement, dated July 19, 2018, by and between Lance Rosenzweig and CSP Alpha Midco Pte Ltd	8-K	10.2	7/20/2018
10.21†	Letter Agreement, dated July 1, 2018, by and between Ramesh Kamath and Aegis Customer Support Services Private Limited	10-Q	10.3	11/9/2018
10.22	Facilities Agreement, dated October 27, 2017, between, among others, CSP Alpha Holdings Pte Ltd., as Original Borrower, and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank, as Mandated Lead Arrangers and Bookrunners	10-Q	10.4	11/9/2018
10.23	Syndication Agreement, dated July 24, 2018, between, among others, CSP Alpha Holdings Pte Ltd., and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank as Mandated Lead Arrangers and Bookrunners	10-Q	10.5	11/9/2018
10.24	Fifth Amendment to Credit Agreement by and between StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.6	11/9/2018
10.25	Management Services Agreement, dated March 1, 2018, by and between CSP Alpha Holdings Parent Pte Ltd and CSP Alpha Midco Pte Ltd	10-Q	10.7	11/9/2018
10.26	Transaction Agreement dated as of January 23, 2018 by and between StarTek, Inc. and Amazon.com, Inc.	10-Q	10.1	5/8/2018
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Plante & Moran PLLC, Independent Registered Public Accounting Firm
23.2*	Consent of Grant Thonton India LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Lance Rosenzweig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Ramesh Kamath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for nine months ended December 31, 2018, Successor period of November 22, 2017 to March 31, 2018, and Predecessor period of April 01, 2017 to November 21, 2017, (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2018, Successor period of November 22, 2017 to March 31, 2018, and Predecessor period of April 01, 2017 to November 21, 2017, (iv) Consolidated Statements of Stockholders’ Equity for nine months ended December 31, 2018, Successor period of November 22, 2017 to March 31, 2018, and Predecessor period of April 01, 2017 to November 21, 2017 and (v) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-KT.
†	Management contract or compensatory plan or arrangement
&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KT to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ LANCE ROSENZWEIG	Date: March 14, 2019
	Lance Rosenzweig	c
Global Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KT has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LANCE ROSENZWEIG	President and Chief Executive Officer (principal executive officer)	Date: March 14, 2019
Lance Rosenzweig

/s/ RAMESH KAMATH	Chief Financial Officer (principal financial and accounting officer)	Date: March 14, 2019
Ramesh Kamath

/s/ APARUP SENGUPTA	Chairman of the Board	Date: March 14, 2019
Aparup Sengupta

/s/ SANJAY CHAKRABARTY	Director	Date: March 14, 2019
Sanjay Chakrabarthy

/s/ ALBERT ABOODY	Director	Date: March 14, 2019
Albert Aboody

/s/ BHARAT RAO	Director	Date: March 14, 2019
Bharat Rao

/s/ JULIE SCHOENFELD	Director	Date: March 14, 2019
Julie Schoenfield

/s/ MUKESH SHARDA	Director	Date: March 14, 2019
Mukesh Sharda

/s/ ED ZSCHAU	Director	Date: March 14, 2019
Ed Zschau