Form 10-Q
period 2019-03-31
StarTek, Inc.
filed 2019-05-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12793

StarTek, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

8200 E. Maplewood Ave., Suite 100
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip code)

(303) 262-4500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SRT	New York Stock Exchange, Inc.

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

As of April 26, 2019, there were 37,663,239 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-KT for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 14, 2019, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek now qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$161,142	$115,095
Cost of services	133,928	93,938
Gross profit	27,214	21,157
Selling, general and administrative expenses	24,079	14,405
Restructuring and other merger related cost	1,093	6,257
Operating income	2,042	495
Share of profit of affiliates	342	64
Interest expense, net	(4,465)	(4,129)
Exchange losses, net	(691)	(1,278)
Loss before income taxes	(2,772)	(4,848)
Income tax expense	385	332
Net loss	$(3,157)	$(5,180)
Net income attributable to non-controlling interests	189	972
Net loss attributable to Startek shareholders	(3,346)	(6,152)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	567	(961)
Change in fair value of derivative instruments	(65)	—
Pension amortization	176	(297)
Comprehensive loss	$(2,479)	$(6,438)
Comprehensive income attributable to non-controlling interests	276	833
Comprehensive loss attributable to Startek shareholders	(2,755)	(7,271)

Net loss per common share - basic and diluted	$(0.09)	$(0.30)
Weighted average common shares outstanding - basic and diluted	37,522	20,600

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of March 31,	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$14,595	$16,617
Restricted cash	11,093	7,952
Trade accounts receivable, net	102,548	107,836
Unbilled Revenue	50,499	42,135
Prepaid and other current assets	17,454	18,850
Total current assets	$196,189	$193,390
Property, plant and equipment, net	41,638	42,242
Right-of-use assets	76,983	—
Intangible assets, net	118,726	121,336
Goodwill	226,505	225,450
Investment in affiliates	2,440	2,097
Deferred tax assets, net	4,075	5,048
Prepaid expenses and other non-current assets	17,562	15,076
Total assets	$684,118	$604,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,757	$26,886
Accrued expenses and other current liabilities	82,796	84,881
Short term debt	26,522	21,975
Current maturity of long term debt	12,600	9,800
Current maturity of operating lease liabilities	23,204	—
Current maturity of capital lease liabilities	1,394	1,816
Total current liabilities	$173,273	$145,358
Long term debt	149,582	152,100
Operating lease liabilities	55,016	—
Other non-current liabilities	14,286	11,907
Deferred tax liabilities, net	17,127	18,901
Total liabilities	$409,284	$328,266
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 37,561,744 and 37,446,323 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$375	$374
Additional paid-in capital	268,256	267,317
Accumulated other comprehensive loss	(4,955)	(5,547)
Accumulated deficit	(34,473)	(31,127)
Equity attributable to Startek shareholders	$229,203	$231,017
Non-controlling interest	45,631	45,356
Total stockholders’ equity	$274,834	$276,373
Total liabilities and stockholders’ equity	$684,118	$604,639

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(3,157)	$(5,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,304	6,025
Profit on sale of property, plant and equipment	(251)	—
Provision for doubtful accounts	630	374
Share-based compensation expense	425	—
Deferred income taxes	(659)	(918)
Share of profit of affiliates	(342)	(64)
Changes in operating assets and liabilities:
Trade accounts receivable	4,384	4,992
Prepaid expenses and other assets	(8,789)	8,801
Accounts payable	(79)	1,486
Income taxes, net	(948)	(1,735)
Accrued and other liabilities	1,105	(10,023)
Net cash (used in) provided by operating activities	$(377)	$3,758

Investing Activities
Purchases of property, plant and equipment	(3,495)	(2,919)
Distributions received from affiliates	—	22
Net cash used in investing activities	$(3,495)	$(2,897)

Financing Activities
Proceeds from the issuance of common stock	515	—
Payments on long term debt	(1,400)	—
Proceeds from other debts, net	6,102	488
Net cash provided by financing activities	$5,217	$488
Net (decrease) increase in cash and cash equivalents	1,345	1,349
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(226)	(31)
Cash and cash equivalents and restricted cash at beginning of period	24,569	21,601
Cash and cash equivalents and restricted cash at end of period	$25,688	$22,919

Components of cash and cash equivalents and restricted cash
Balances with banks	14,595	17,693
Restricted cash	11,093	5,226
Total cash and cash equivalents and restricted cash	$25,688	$22,919

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Equity attributable to Startek shareholders	Non-controlling interest	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2018	37,446,323	$374	$267,317	$(5,547)	$(31,127)	$231,017	$45,356	$276,373
Common stock issued	115,421	1	514	—	—	515	—	515
Share-based compensation	—	—	425	—	—	425	—	425
Changes to other comprehensive loss	—	—	—	592	—	592	86	678
Net (loss) income	—	—	—	—	(3,346)	(3,346)	189	(3,157)
Balance, March 31, 2019	37,561,744	$375	$268,256	$(4,955)	$(34,473)	$229,203	$45,631	$274,834

STARTEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(In thousands, except per share data)
(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

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

On July 20, 2018, Company completed the acquisition of all of the issued and outstanding shares of capital stock of CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), from CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”), in exchange for the issuance of 20,600,000 shares of common stock of the Company, par value $.01 per share (the “Common Stock”). Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of Common Stock at a price of $12 per share for a total cash payment of $2,000. As a result of the consummation of such transactions (the “Aegis Transactions”), the Aegis Stockholder became the holder of 20,766,667 shares of Common Stock, representing approximately 55% of the outstanding Common Stock. For accounting purposes, the Aegis Transactions are treated as a reverse acquisition and Aegis is considered the accounting acquirer. Accordingly, Aegis’ historical financial statements replace the Company’s historical financial statements following the completion of the Aegis Transactions, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the completion of the Aegis Transactions.

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

On December 13, 2018, the Company, and Aegis Stockholder, entered into a Securities Purchase Agreement, pursuant to which Aegis Stockholder purchased, and the Company issued and sold, 368,098 shares of Common Stock, par value $0.01 per share, at a purchase price of $6.52 per share, or a total purchase price of $2,400, taking its holding approximately 56% of outstanding common stock. The Company used the proceeds for general corporate purposes.

Please see Note 3, "Business Acquisitions," for further information.

Basis of preparation

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

The consolidated balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KT for the nine months period ended December 31, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interests" in our Condensed Consolidated Statements of Comprehensive Income (Loss). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Form 10-KT for the nine months period ended December 31, 2018 filed with the SEC on March 14, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, purchase price allocations, provision for doubtful receivables, valuation allowances for deferred tax assets, the valuation of derivative financial instruments, measurements of stock-based compensation, assets and obligations related to employee benefits, lease termination liabilities, restructuring costs, and income tax uncertainties and other contingencies. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases, (Topic 842) with the transition approach. However, the Company has accounted the lease for the comparable periods as per the Accounting Standards Codification 840.

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, current maturity of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the balance lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of initial application on determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

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

Goodwill and Intangible Assets

Goodwill was recorded at fair value at acquisition date and not amortized but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The Company can elect to forgo the qualitative assessment and perform the quantitative test.

Intangible assets acquired in a business combination were recorded at fair value at acquisition date using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at least annually, or more frequently if indicators of impairment arise.

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

Therefore, the Company has considered Argentina to be highly inflationary beginning on July 1, 2018. In accordance with ASC 830, the functional currency of the Argentina business has been changed to USD, which requires remeasurement of the local books to USD. Exchange gains and losses is recorded through net income as opposed to through other comprehensive income as had been done historically. Translation adjustments from prior periods will not be removed from equity.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The amendment makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post retirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020. The Company is evaluating the impact of the adoption of ASU No. 2018-14 on its financial statement disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements with respect to fair value measurements. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

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

The following table presents the purchase price and the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates are preliminary, pending final evaluation of certain assets, and therefore are subject to revisions that may result in adjustments to the values presented below:

Amount
Stock consideration (number of shares outstanding immediately prior the closing date)	16,226,392
Closing share price on July 20, 2018	$6.81
Total allocable purchase price	$110,502

Amount
Cash and cash equivalents	$1,496
Other current assets	46,094
Property, plant and equipment, net	15,930
Identifiable intangible assets	28,960
Goodwill	64,337
Other non-current assets	3,204
Current liabilities	(22,540)
Non-current liabilities	(26,979)
Preliminary purchase price	$110,502

The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our global delivery platform and other synergistic benefits. Goodwill from this acquisition is not expected to be deductible for tax purposes.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2019, the carrying value of goodwill relating to business acquisitions is $226,505. The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units	Amount
Aegis	162,168
StarTek	64,337
Ending balance, March 31, 2019	$226,505

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

As of March 31, 2019, based on the qualitative assessment, we concluded that goodwill was not impaired.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, December 31, 2018	$225,450
Measurement period adjustments	1,055
Ending balance, March 31, 2019	$226,505

Intangible Assets

The following table presents our intangible assets as of March 31, 2019:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$65,050	$6,367	$58,683	6.5
Brand	49,500	4,971	44,529	7.2
Trademarks	14,410	670	13,740	7.6
Other intangibles	2,100	326	1,774	4.9
	$131,060	$12,334	$118,726

Expected future amortization of intangible assets as of March 31, 2019 is as follows:

Years Ending December 31,	Amount
Remainder of 2019	$7,816
2020	10,277
2021	10,277
2022	10,277
2023	10,236
Thereafter	69,843

5.  REVENUE

The company follows a five-step process in accordance with ASC 606, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards.

Contracts with Customers
All of the Company's revenues are derived from written contracts with our customers. Generally speaking, our contracts document our customers' intent to utilize our services and the relevant terms and conditions under which our services will be provided. Our contracts generally do not contain minimum purchase requirements nor do they include termination penalties. Our customers may generally cancel our contract, without cause, upon written notice (generally ninety days). While our contracts do have stated terms, because of the facts stated above, they are accounted for on a month-to-month basis.

Our contracts give us the right to bill for services rendered during the period, which for the majority of our customers is a calendar month, with a few customers specifying a fiscal month. Our payment terms vary by client and generally range from due upon receipt to 60-90 days.

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

•
Management of the entire human resources function, including recruiting, hiring, training, supervising, evaluating, coaching, retaining, compensating, providing employee benefits programs, and disciplinary activities

These activities are all considered an integral part of the production activities required in the service of standing ready to accept calls as and when they are directed to us by our clients.

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

We are entitled to invoice for our services on a monthly basis. We invoice according to the hourly and/or per transaction rates stated in each contract for the various activities we perform. Some contracts include opportunities to earn bonuses or include parameters under which we will incur penalties related to performance in any given month. Bonus or penalty amounts are based on the current month’s performance. Formulas are included in the contracts for calculation of any bonus or penalty. There is no other performance in future periods that will impact the bonus or penalty calculation in the current period. We estimate the amount of the bonus or penalty using the “most likely amount” method and we apply this method consistently. The bonus or penalty calculated is generally approved by the client prior to billing (and revenue being recognized).

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

Disaggregated Revenue

Revenues by our clients' industry vertical for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
Vertical:	2019	2018
Telecom	65,824	66,323
E-commerce & Consumer	24,344	8,113
Financial & Business Services	13,320	15,264
Media & Cable	21,757	3,317
Travel & Hospitality	16,514	13,641
Healthcare & Education	10,529	2,630
Energy, Power & utility	2,485	3,016
All other segments	6,369	2,791
Total	$161,142	$115,095

6. NET LOSS PER SHARE

Basic net loss per common share is computed based on our weighted average number of common shares outstanding. Diluted earnings per share is computed based on our weighted average number of common shares outstanding plus the effect of dilutive stock options, non-vested restricted stock, and deferred stock units, using the treasury stock method.

When a net loss is reported, potentially issuable common shares are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (see Note 11, "Share-based compensation and employee benefit plans" for more information). For the three months ended March 31, 2019, the following shares were not included in the computation of diluted earnings per share because we reported a net loss and the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Anti-dilutive securities:
Stock options	2,782	—

7. RESTRUCTURING AND OTHER MERGER RELATED COST

The table below summarizes the balance of accrued restructuring and other merger related cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the three months ended March 31, 2019:

	Employee related	Facilities related	Total
Balance as of December 31, 2018	$760	$2,356	$3,116
Accruals/(reversals)	1,362	(269)	1,093
Payments	(735)	(614)	(1,349)
Balance as of March 31, 2019	$1,387	$1,473	$2,860

Employee related

In 2018, in conjunction with the closing of the Aegis Transactions, we eliminated a number of positions which were considered redundant, under a company-wide restructuring plan. We recognized provision for employee related costs across a number of geographies and we expect to pay the remaining costs of $446 by the end of third quarter 2019.

In March 2019, the Company has closed one of its sites in Argentina. Upon closure, the Company eliminated a number of positions which were considered redundant and recognized provision for employee related costs and we expect to pay the remaining costs of $941 by the end of fourth quarter 2019.

Facilities related

In 2018, in conjunction with the closing of the Aegis Transactions, we terminated various leases in the United States and the Philippines. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $832 by the end of the first quarter of 2021.

Upon closure of site in Argentina, the Company recognized provision for facility related costs and we expect to pay the remaining costs of $162 by the end of the fourth quarter of 2019.

The Company has ceased operations in the United Kingdom on January 12, 2018. Upon closure, the Company recognized provision for the remaining costs associated with the lease of $1,868 as of March 31, 2018. We expect to pay the remaining costs of $479 by the end of the second quarter 2019.

8.  DERIVATIVE INSTRUMENTS

Cash flow hedges

Our locations in Canada and the Philippines primarily serve US-based clients. The revenues from these clients is billed and collected in US Dollars, but the expenses related to these revenues are paid in Canadian Dollars and Philippine Pesos. We enter into derivative contracts, in the form of forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold) to mitigate this foreign currency exchange risk. The contracts cover periods commensurate with expected exposure, generally three to twelve months.  We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the three months ended March 31, 2019 and 2018, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of March 31, 2019:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	1,600	$1,254
Philippine Peso	2,736,000	51,642
		$52,896

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 9, "Fair Value Measurements," and are included in prepaid expense and other current assets and accrued expenses and other current liabilities in our condensed consolidated balance sheets, respectively.

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contract as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the three months ended March 31, 2019:

Derivatives not designated under ASC 815	For the Three Months Ended March 31, 2019
Foreign currency forward contracts	$26
Interest rate swap	$228

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

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,311	$—	$1,311
Total fair value of assets measured on a recurring basis	$—	$1,311	$—	$1,311

Liabilities:
Interest rate swap	$—	$259	$—	$259
Foreign exchange contracts	$—	$292	$—	$292
Total fair value of liabilities measured on a recurring basis	$—	$551	$—	$551

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,388	$—	$1,388
Total fair value of assets measured on a recurring basis	$—	$1,388	$—	$1,388

Liabilities:
Interest rate swap	$—	$31	$—	$31
Foreign exchange contracts	$—	$276	$—	$276
Total fair value of liabilities measured on a recurring basis	$—	$307	$—	$307

10. DEBT

The below table presents details of the Company's debt:

	March 31, 2019	December 31, 2018
Short term debt and current portion of long term debt
Working capital facilities	$26,522	$21,975
Term loan	12,600	9,800
Capital lease obligations	1,394	1,816
Total	$40,516	$33,591

Long term debt
Term loan, net of debt issuance costs	$116,631	$120,462
Equipment loan	1,551	—
Secured revolving credit facility	31,215	31,152
Capital lease obligations	185	486
Total	$149,582	$152,100

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $33.6 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $26.5 million as of March 31, 2019.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

Principal payments due on the term loan are as follows:

Years	Amount
2019	8,400
2020	16,800
2021	21,000
2022	88,200
$134,400

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of March 31, 2019 amount to $5.2 million.

Secured revolving credit facility

The Company has a secured revolving credit facility which is effective through March 2022. Under this agreement, we may borrow the lesser of the borrowing base calculation and $50 million. As long as no default has occurred and with lender consent, we may increase the maximum availability to $70 million in $5 million increments, and we may request letters of credit in an aggregate amount equal to the lesser of the borrowing base calculation (minus outstanding advances) and $5 million. The borrowing base is generally defined as 95% of our eligible accounts receivable less certain reserves.

As of March 31, 2019, we had $31.22 million of outstanding borrowings and our remaining borrowing capacity was $8.82 million. Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $1.55 million for three months ended March 31, 2019.

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

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest in various tranches based on Amazon’s payment of up to $600 million to us or any of our affiliates in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The exercise price for all Warrant Shares will be $9.96 per share. The Warrant Shares are exercisable through January 23, 2026. As of March 31, 2019, no additional Warrant Shares have vested.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three months ended March 31, 2019 was $425, and is included in selling, general and administrative expense. As of March 31, 2019, there was $1,730 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.29 years.

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2018	$(3,989)	$(15)	$(1,543)	$(5,547)	$(1,243)	$(6,790)
Foreign currency translation	567	—	—	567	—	567
Unrealized losses	—	(65)	—	(65)	—	(65)
Pension remeasurement	—	—	90	90	86	176
Balance at March 31, 2019	$(3,422)	$(80)	$(1,453)	$(4,955)	$(1,157)	$(6,112)

13.  SEGMENT AND GEOGRAPHICAL INFORMATION

The Company provides business process outsourcing services (“BPO”) to clients in a variety of industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a consolidated basis.

Based on our evaluation of the facts and circumstances, the Company has concluded that it has a single operating and reportable segment (BPO), and two reporting units (Aegis and Startek).

The Group prepares its geographical information in conformity with the accounting policies adopted for preparing and presenting the consolidated financial statements of the Group as a whole.

Revenues by geography, based on the location of the Company's delivery centers, is presented below:

	For the Three Months Ended March 31,
	2019	2018
Revenue:
India	27,346	32,934
Middle East	31,118	32,248
Malaysia	17,079	14,490
Argentina	11,111	16,344
United States	29,744	—
Australia	7,356	9,809
Philippines	12,809	—
Rest of World	24,579	9,270
Total	$161,142	$115,095

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on March 31, 2019	As on December 31, 2018
Property, plant and equipment, net:
India	12,442	13,287
Middle East	5,983	6,507
Malaysia	5,093	5,058
Argentina	1,277	1,341
United States	5,341	5,349
Australia	311	345
Philippines	2,376	2,835
Rest of World	8,815	7,520
Total	$41,638	$42,242

14.  LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

Three months ended March 31, 2019

Operating lease cost	$7,540

Finance lease cost:
Amortization of right-of-use assets	484
Interest on lease liabilities	28
Total finance lease cost	$512

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,563
Operating cash flow from finance leases	28
Financing cash flows from finance leases	653

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	76,983
Finance lease	—

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2019
Operating Leases
Operating lease right-of-use assets	$76,983
Other current liabilities	23,204
Operating lease liabilities	55,016
Total operating lease liabilities	$78,220

Finance Leases
Property and equipment, at cost	10,899
Accumulated depreciation	(8,679)
Property and equipment, at net	$2,220
Other current liabilities	1,394
Other long-term liabilities	184
Total finance lease liabilities	$1,578

As of March 31, 2019
Weighted average remaining lease term
Operating leases	5 years
Finance leases	1 year

Weighted average discount rate
Operating leases	7.48%
Finance leases	4.38%

Maturities of lease liabilities were as follows:

	Operating leases	Finance leases
Year ending December, 31
Remaining of 2019	$28,054	$1,295
2020	20,525	312
2021	13,316	14
2022	10,132	—
2023	6,636	—
Thereafter	13,202	—
Total lease payments	$91,865	$1,621
Less imputed interest	(13,645)	(43)
Total	$78,220	$1,578

15.  SUBSEQUENT EVENT

The Company evaluated subsequent events through May 07, 2019, the date of these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. All dollar amounts are presented in thousands other than per share data.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a global business process outsourcing company that provides omnichannel customer interactions, technology and back-office support solutions for some of the world’s most iconic brands in a variety of markets vertical. Operating under the Startek and Aegis brands, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions powered by the science of dialogue, we deliver personalized experiences at the point of conversation between our clients and their customers across every interaction channel and phase of the customer journey.

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

SIGNIFICANT DEVELOPMENTS

None

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

As a result, the financials discussed below are not strictly comparable as the financials for the three-month period ended March 31, 2018 represent legacy Aegis operations and the three-month period ended March 31, 2019 represents the combined operations of Aegis and Startek.

Revenue

Our revenues for the quarter ended March 31, 2019 increased by 40.0% to $161,142 as compared to $115,095 for the three-month period ended March 31, 2018. The increase in revenues is largely due to the consolidation of Startek with Aegis.

The three-month period ended March 31, 2018 includes only Aegis while the current three-month period ended March 31, 2019 includes both Startek and Aegis. In order to promote a better understanding of the overall results of the combined business, we are providing below pro forma revenues for the three-month period ended March 31, 2018 combining the revenues for Aegis and Startek. The financial information presented below is presented for illustrative purposes only and does not purport to represent what the results of operations of operations would actually have been had the combination of Aegis and Startek occurred on January 1, 2018, or to project the combined results of operations for any future periods.

	For Three Months Ended March 31, 2019	Pro Forma For Three Months Ended March 31, 2018
Revenues	$161,142	$184,209
Warrant Contra Revenue	—	(2,500)
Net Revenue	161,142	181,709

Our net revenues for the three-month period ended March 31, 2019 was $161,142 compared to $181,709 for the three-month period ended March 31, 2018 on a pro forma basis. The breakdown of our revenues from various industry verticals for three-month period ended March 31, 2019 and three-month period ended March 31, 2018 on a pro forma basis is as follows:

	For Three Months Ended March 31, 2019	Pro Forma For Three Months Ended March 31, 2018
Verticals:
Telecom	$65,824	$96,862
E-commerce & Consumer	24,344	16,370
Financial & Business Services	13,320	17,078
Media & Cable	21,757	17,630
Travel & Hospitality	16,514	14,015
Healthcare & Education	10,529	8,489
Energy, Power & utility	2,485	3,225
All other segments	6,369	8,041
Total	$161,142	$181,709

Excluding Warrant Contra Revenue, the $23,067 decrease in revenue was driven by lower telecom revenues in the Americas, India and other countries as well as due to foreign exchange impact mainly in Argentina and India.

We continued to experience lower volumes from our clients in the telecommunications industry, especially in certain Asian geographies including India. There has been an increasingly competitive environment in India where telecom companies are increasing their focus on improving profitability and reducing customer care expenditures. We continue to focus on providing value added services to these telecoms and shifting our business mix towards the premium market rather than the mass market.

We have been growing steadily in the e-commerce and consumer industry with our existing customers continue to increase their business with us. We continue to grow new business lines from our large clients in the media and cable industry vertical.

Our revenue growth in the current three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018 was also impacted negatively by fluctuations in foreign exchange particularly that of Argentine peso and Indian rupee relative to the US dollar.

Cost of services

Overall, Cost of services as a percentage of revenue increased to 83.1% for the three-month period ended March 31, 2019 as compared to 81.6% for the three-month period ended March 31, 2018. Employee wages and benefit expense, rent expense and depreciation and amortization are the most significant costs for the Company, representing 75.3%, 5.8% and 4.1% of total Cost of services, respectively. The breakdown of Cost of services is listed in the table below:

	Three Months Ended March 31,		As percentage of Revenue
	2019	2018	2019	2018
Wages and benefits	$100,865	$71,230	62.6%	61.9%
Rent expense	7,798	4,399	4.8%	3.8%
Depreciation and amortization	5,430	5,521	3.4%	4.8%
Other	19,835	12,788	12.3%	11.1%
Total	$133,928	$93,938	83.1%	81.6%

Wages and benefits: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

For the three-month period ended March 31, 2019, wages and benefits as a percentage of revenues increased to 62.6%, compared to 61.9% for the quarter ended March 31, 2018. While we saw an increase in minimum wages across several geographies, this was partly offset by our strategy to diversify outside of the telecommunications vertical into other industry verticals.

Rent expense: Rent expense as a percentage of revenue increased to 4.8% for the three-month period ended March 31, 2019, compared to 3.8% for three-month period ended March 31, 2018. The increase was largely due to the combination of Startek with Aegis since the rent cost as a percentage of sales is higher for the legacy Startek business taking the consolidated rent costs as a percentage of sales higher. The increase is also attributable to lower revenues in the current period as compared to the previous period for the legacy Aegis business.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the three-month period ended March 31, 2019 decreased to 3.4% as compared 4.8% for the three-month period ended March 31, 2018. The decrease was primarily driven by higher amortization of intangibles during the three-month period ended March 31, 2018.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased from 11.1% to 12.3%. The increase was largely due to the combination of Startek with Aegis since these costs as a percentage of sales is higher for the legacy Startek business.

In aggregate, gross profit as a percentage of revenue for the three-month period ended March 31, 2019 decreased to 16.9% as compared to 18.4% for the three-month period ended March 31, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 12.5% in the three-month period ended March 31, 2018 to 14.9% in the three-month period ended March 31, 2019. The increase is largely driven by the Aegis Transaction and the related costs of employees in the United States, which, as a percentage of sales for legacy Startek, is higher relative to legacy Aegis. As part of the Company-wide restructuring exercise, we have taken steps to rationalize costs.

Restructuring and other merger related costs

Restructuring and other merger related costs totaled $1,093 for the three-month period ended March 31, 2019. This primarily relates to the restructuring of our Latin America operations where we closed one delivery center. The cost of $6,257 for the three-month period ended March 31, 2018 relates primarily to the acquisition of Aegis by Capital Square Partners.

Interest expense, net

Interest and other cost totaled $4,465 for the three-month period ended March 31, 2019, compared to $4,129 for the three-month period ended March 31, 2018. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense
Income tax expense for the three-month period ended March 31, 2019 was $385, compared to $332 for the three-month period ended March 31, 2018.

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

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash held by the Company and all its foreign subsidiaries was $25,688 and $22,919 as at March 31, 2019 and December 31, 2018, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
Cash flows from operating activities

For the three-month period ended March 31, 2019 and 2018 we reported net cash flows generated from operating activities of $(377) and $3,758 respectively. The decrease was driven primarily by a decrease in cash flows related to net changes in operating assets and liabilities.
Cash flows used in investing activities

For the three-month period ended March 31, 2019 and 2018 we reported net cash used in investing activities of $3,495 and $2,897 respectively. Net cash used in investing activities during the three-month period ended 2019 primarily consisted of capital expenditures.
Cash flows generated from financing activities

For the three-month period ended March 31, 2019 and 2018 we reported net cash flows generated from financing activities of $5,217 and $488 respectively. During the three-month period ended March 31, 2019 our net borrowings increased by $4,702 across our various borrowing arrangements.

Debt

For more information, refer to Note 10, "Debt," to our unaudited condensed consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations during the three months ended March 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.

VARIABILITY OF OPERATING RESULTS

We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) variability in demand for our services by our clients depending on demand for their products or services, and/or depending on our performance.

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

Please refer to Note 1 of the Notes to the Consolidated Financial Statements in our Form 10-KT for the year ended December 31, 2018 for a complete description of our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek has now qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. On July 20, 2018, we completed Aegis transaction. In connection with this, our internal controls over financial reporting are being integrated to incorporate the internal controls over financial reporting framework of Aegis. Such integration has resulted in changes in our financial reporting (as described in Rule 13a - 15(f) under the Exchange Act) that have materially affected our internal controls over financial reporting specifically in relation to accounting period end closure process and consolidation process. As a result of the remediation plan to address the material weakness raised by Plante Moran, PLCC in relation to SEC Financial Reporting process, accounting for significant and unusual transactions and the consolidation process,  there are changes in our internal controls over financial reporting.

Other than the remediation plan to mitigate the material weaknesses identified by Plante Moran, PLLC, additions and modifications to policies and controls over implementation of new lease standard, there has been no change in our internal controls over financial reporting (as described in Rule 13a - 15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to have material affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOURE

Not applicable.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

On May 8, 2019, we held our 2019 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders elected eight nominees to serve on the Board of Directors, ratified the appointment of BDO India LLP as our independent registered public accounting firm for 2019, approved by non-binding vote the compensation of our named executive officers, approved the amendment of our 2008 Equity Incentive Plan, and approved the amendment of our Employee Stock Purchase Plan. The final voting results for each of these matters are set forth below:

1.	Election of Directors

Name	Number of Shares Voted For	Number of Shares Voted Against	Abstain
Aparup Sengupta	27,285,082	2,156,425	1,547
Sanjay Chakrabarty	27,306,748	2,134,766	1,540
Mukesh Sharda	27,285,082	2,156,425	1,547
Bharat Rao	27,909,237	1,532,270	1,547
Lance Rosenzweig	27,917,405	1,524,448	1,201
Albert Aboody	29,316,010	125,497	1,547
Julie Schoenfeld	29,313,302	128,544	1,208
Jerry Schafer	29,317,656	124,197	1,201

There were 5,359,087 broker non-votes on the proposal for election of directors.

2.	Ratification of Appointment Independent Registered Public Accounting Firm

Number of Shares Voted For	Number of Shares Voted Against	Abstain
34,773,350	25,868	2,923

There were no broker non-votes on this matter.

3.	Approval by Non-binding Vote, the Compensation of our Named Executive Officers

Number of Shares Voted For	Number of Shares Voted Against	Abstain
29,356,204	45,285	41,565

There were 5,359,087 broker non-votes on this matter.

4.	Approval of the Amendment of our 2008 Equity Incentive Plan

Number of Shares Voted For	Number of Shares Voted Against	Abstain
29,290,434	104,527	48,093

There were 5,359,087 broker non-votes on this matter.

5.	Approval of the Amendment of our Employee Stock Purchase Plan

Number of Shares Voted For	Number of Shares Voted Against	Abstain
29,371,691	23,157	48,206

There were 5,359,087 broker non-votes on this matter.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2019 and 2018 (Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and March 31, 2018, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited) and (iv) Notes to Consolidated Financial Statements

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Lance Rosenzweig	Date: May 9, 2019
Lance Rosenzweig
President and Global CEO
(principal executive officer)

By:	/s/ Ramesh Kamath	Date: May 9, 2019
Ramesh Kamath
Chief Financial Officer
(principal financial and accounting officer)