Form 10-Q
period 2019-06-30
StarTek, Inc.
filed 2019-08-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12793

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

6200 South Syracuse Way, Suite 485
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

As of July 29, 2019, there were 38,460,155 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-KT for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 14, 2019, the Quarterly report on Form 10-Q for the quarter ended March 31, 2019, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek now qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$161,283	$110,223	$322,425	$225,318
Warrant contra revenue	(730)	-	(730)	-
Net Revenue	$160,553	$110,223	$321,695	$225,318
Cost of services	132,993	93,340	266,921	187,278
Gross profit	27,560	16,883	54,774	38,040
Selling, general and administrative expenses	24,936	15,257	49,015	29,663
Restructuring and other merger related cost	746	-	1,839	6,257
Operating income	1,878	1,626	3,920	2,120
Share of profit of associates	662	(25)	1,003	39
Interest expense, net	(4,026)	(3,273)	(8,492)	(7,402)
Exchange gain / (losses), net	14	(1,868)	(677)	(3,146)
Loss before income taxes	(1,472)	(3,540)	(4,246)	(8,389)
Income tax expense	730	234	1,113	565
Net loss	$(2,202)	$(3,774)	$(5,359)	$(8,954)
Net income/(loss) attributable to non-controlling interests	1,392	(66)	1,581	906
Net loss attributable to Startek shareholders	(3,594)	(3,708)	(6,940)	(9,860)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	32	(2,518)	599	(3,185)
Change in fair value of derivative instruments	413	-	348	-
Pension amortization	(236)	(483)	(60)	(780)
Comprehensive loss	$(1,993)	$(6,775)	$(4,472)	$(12,919)
Comprehensive income attributable to non-controlling interests	1,281	(284)	1,556	549
Comprehensive loss attributable to Startek shareholders	(3,274)	(6,491)	(6,028)	(13,468)

Net loss per common share - basic and diluted	$(0.10)	$(0.18)	$(0.18)	$(0.48)
Weighted average common shares outstanding - basic and diluted	37,779	20,600	37,779	20,600

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	As of June 30,	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15,452	$16,617
Restricted cash	10,456	7,952
Trade accounts receivable, net	107,646	107,836
Unbilled Revenue	49,265	42,135
Prepaid and other current assets	17,567	18,850
Total current assets	$200,386	$193,390
Property, plant and equipment, net	39,638	42,242
Operating lease Right-of-use assets	72,079	-
Intangible assets, net	116,026	121,336
Goodwill	226,505	225,450
Investment in associates	1,767	2,097
Deferred tax assets, net	6,116	5,048
Prepaid expenses and other non-current assets	18,153	15,076
Total assets	$680,670	$604,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,810	$26,886
Accrued expenses and other current liabilities	77,621	84,881
Short term debt	28,295	21,975
Current maturity of long term debt	14,000	9,800
Current maturity of operating lease liabilities	22,000	-
Current maturity of finance lease obligations	1,074	1,816
Total current liabilities	$167,800	$145,358
Long term debt	148,726	152,100
Operating lease liabilities	51,400	-
Other non-current liabilities	14,279	11,907
Deferred tax liabilities, net	18,586	18,901
Total liabilities	$400,791	$328,266
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 38,452,111 and 37,446,323 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	$384	$374
Additional paid-in capital	275,284	267,317
Accumulated other comprehensive loss	(4,634)	(5,547)
Accumulated deficit	(38,067)	(31,127)
Equity attributable to Startek shareholders	$232,967	$231,017
Non-controlling interest	46,912	45,356
Total stockholders’ equity	$279,879	$276,373
Total liabilities and stockholders’ equity	$680,670	$604,639

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(5,359)	$(8,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,631	10,749
Profit on sale of property, plant and equipment	(223)	-
Provision for doubtful accounts	1,169	412
Warrant contra revenue	730	-
Share-based compensation expense	781	-
Deferred income taxes	(1,224)	(1,203)
Share of profit of affiliates	(1,003)	(39)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,218)	2,934
Prepaid expenses and other assets	(7,677)	17,303
Accounts payable	(2,091)	(1,565)
Income taxes, net	(2,663)	(1,508)
Accrued and other liabilities	(1,280)	(14,985)
Net cash (used in) provided by operating activities	$(5,427)	$3,144

Investing Activities
Purchases of property, plant and equipment	(7,302)	(2,353)
Distributions received from associates	1,329	18
Net cash used in investing activities	$(5,973)	$(2,335)

Financing Activities
Proceeds from the issuance of common stock	6,466	-
Payments on long term debt	(4,200)	(1,400)
Proceeds from (payments on) other debt, net	10,513	(3,290)
Net cash provided by (used in) financing activities	$12,779	$(4,690)
Net increase (decrease) in cash and cash equivalents	1,379	(3,881)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(40)	(27)
Cash and cash equivalents and restricted cash at beginning of period	24,569	21,601
Cash and cash equivalents and restricted cash at end of period	$25,908	$17,693

Components of cash and cash equivalents and restricted cash
Balances with banks	15,452	10,986
Restricted cash	10,456	6,707
Total cash and cash equivalents and restricted cash	$25,908	$17,693

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Equity attributable to Startek	Non-controlling	Total stockholders'
	Shares	Amount	capital	loss	deficit	shareholders	interest	equity
Three months ended
Balance at March 31, 2019	37,561,744	$375	$268,256	$(4,955)	$(34,473)	$229,203	$45,631	$274,834
Issuance of common stock	890,367	9	5,942	-	-	5,951	-	5,951
Warrant expenses	-	-	730	-	-	730	-	730
Share-based compensation expenses	-	-	356	-	-	356	-	356
Net income (loss)	-	-	-	-	(3,594)	(3,594)	1,392	(2,202)
Other comprehensive loss for the period	-	-	-	321	-	321	(111)	210
Balance at June 30, 2019	38,452,111	$384	$275,284	$(4,634)	$(38,067)	$232,967	$46,912	$279,879

Balance at March 31, 2018	20,600,100	$206	$153,704	$(402)	$(6,815)	$146,693	$47,452	$194,145
Issuance of common stock	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	(3,708)	(3,708)	(66)	(3,774)
Other comprehensive loss for the period	-	-	-	(2,783)	-	(2,783)	(218)	(3,001)
Balance at June 30, 2018	20,600,100	$206	$153,704	$(3,185)	$(10,523)	$140,202	$47,168	$187,370

Six months ended
Balance at December 31, 2018	37,446,323	$374	$267,317	$(5,547)	$(31,127)	$231,017	$45,356	$276,373
Issuance of common stock	1,005,788	10	6,456	-	-	6,466	-	6,466
Warrant expenses	-	-	730	-	-	730	-	730
Share-based compensation expenses	-	-	781	-	-	781	-	781
Net income (loss)	-	-	-	-	(6,940)	(6,940)	1,581	(5,359)
Other comprehensive loss for the period	-	-	-	913	-	913	(25)	888
Balance at June 30, 2019	38,452,111	$384	$275,284	$(4,634)	$(38,067)	$232,967	$46,912	$279,879

Balance at December 31, 2017	20,600,100	$206	$153,704	$717	$(663)	$153,964	$46,619	$200,584
Issuance of common stock	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	(9,860)	(9,860)	906	(8,954)
Other comprehensive loss for the period	-	-	-	(3,902)	-	(3,902)	(357)	(4,259)
Balance at June 30, 2018	20,600,100	$206	$153,704	$(3,185)	$(10,523)	$140,202	$47,168	$187,370

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a global business process outsourcing company that provides omnichannel customer interactions, technology and back-office support solutions for some of the world’s most iconic brands in a variety of vertical markets. Operating under the Startek brand, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions powered by the science of dialogue, we deliver personalized experiences at the point of conversation between our clients and their customers across every interaction channel and phase of the customer journey.

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

On July 20, 2018, Company completed the acquisition of all of the issued and outstanding shares of capital stock of CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), from CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”), in exchange for the issuance of 20,600,000 shares of common stock of the Company, par value $.01 per share (the “Common Stock”). Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of Common Stock at a price of $12 per share for a total cash payment of $2,000.  As a result of the consummation of such transactions (the “Aegis Transactions”), the Aegis Stockholder became the holder of 20,766,667 shares of Common Stock, representing approximately 55% of the outstanding Common Stock.  For accounting purposes, the Aegis Transactions are treated as a reverse acquisition and Aegis is considered the accounting acquirer.  Accordingly, Aegis’ historical financial statements replace the Company’s historical financial statements following the completion of the Aegis Transactions, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the completion of the Aegis Transactions. The historical financial information presented for the periods and dates prior to July 20, 2018 is that of Aegis, and for periods subsequent to July 20, 2018 is that of the combined company

In addition, on July 20, 2018, in connection with the consummation of the Aegis Transactions, the Company and the Aegis Stockholder entered into a Stockholders Agreement, pursuant to which the Company and the Aegis Stockholder agreed to, among other things: (i) certain rights, duties and obligations of the Aegis Stockholder and the Company as a result of the transactions contemplated by the Transaction Agreement and (ii) certain aspects of the management, operation and governance of the Company after consummation of the Aegis Transactions.

On December 13, 2018, the Company, and Aegis Stockholder, entered into a Securities Purchase Agreement, pursuant to which Aegis Stockholder purchased, and the Company issued and sold, 368,098 shares of Common Stock at a purchase price of $6.52 per share, or a total purchase price of $2,400, taking its holding to approximately 56% of the Company’s outstanding Common Stock (the “2018 Equity Offering”). The Company used the proceeds for general corporate purposes.

On May 17, 2019, the Company entered into a Stock Purchase Agreement with the Aegis stockholder and certain additional investors, pursuant to which the Company issued and sold 692,520 shares of Common Stock at a purchased price of $7.48 per share, or a total purchase price of $5,180 (the “ 2019 Equity Offering”). The Aegis stockholder purchased 100,267 shares of Common Stock in the 2019 Equity Offering.

Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US-GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by US-GAAP for complete financial statements.

These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of full year results.

The consolidated balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US-GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-KT for the nine months period ended December 31, 2018.

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

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, current maturity of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property plant and equipment, long-term debt, accrued expenses and other current liabilities in our consolidated balance sheets.

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

In June 2016, FASB issued accounting standard updated on Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We do not expect the adoption of this standards will have a material impact on our consolidated financial statements.

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

3. BUSINESS ACQUISITIONS

Aegis Transactions

On July 20, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Aegis from the Aegis Stockholder in exchange for the issuance of 20,600,000 shares of the Common Stock in the Aegis Transactions. Concurrently, the Aegis Stockholder purchased 166,667 newly issued shares of the Common Stock at a price of $12 per share for a total cash payment of $2,000. As a result of the consummation of the Aegis Transactions, the 2018 Equity Offering and the 2019 Equity Offering, the Aegis Stockholder now holds 21,235,032 shares of the Common Stock, which is equivalent to approximately 55% of the total outstanding Common Stock.

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

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2019, the carrying value of goodwill relating to business acquisitions is $226,505. The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units	Amount
Aegis	162,168
StarTek	64,337
Ending balance, June 30, 2019	$226,505

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

As of June 30, 2019, based on the qualitative assessment, we concluded that goodwill was not impaired.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, December 31, 2018	$225,450
Measurement period adjustments	1,055
Ending balance, June 30, 2019	$226,505

Intangible Assets

The following table presents our intangible assets as of June 30, 2019:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$65,050	$7,796	$57,254	6.5
Brand	49,500	5,885	43,615	7.1
Trademarks	14,410	910	13,500	7.5
Other intangibles	2,100	443	1,657	4.9
	$131,060	$15,034	$116,026

Expected future amortization of intangible assets as of June 30, 2019 is as follows:

Years Ending December 31,	Amount
Remainder of 2019	$5,084
2020	10,277
2021	10,277
2022	10,277
2023	10,236
Thereafter	69,875

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

We are generally entitled to invoice for our services on a monthly basis. We invoice according to the hourly and/or per transaction rates stated in each contract for the various activities we perform. Some contracts include opportunities to earn bonuses or include parameters under which we will incur penalties related to performance in any given month. Bonus or penalty amounts are based on the current month’s performance. Formulas are included in the contracts for calculation of any bonus or penalty. There is no other performance in future periods that will impact the bonus or penalty calculation in the current period. We estimate the amount of the bonus or penalty using the “most likely amount” method and we apply this method consistently. The bonus or penalty calculated is generally approved by the client prior to billing (and revenue being recognized).

Practical expedients and exemptions

Because the Company’s contracts are essentially month-to-month, we have elected the following practical expedients:

•

ASC 606-10-50-14 exempts companies from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less

•

ASC 340-40-25-4 allows companies to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

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

Disaggregated Revenue

Revenues by our clients' industry vertical for the Three and Six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Vertical:	2019	2018	2019	2018
Telecom	64,421	58,412	130,245	124,761
E-commerce & Consumer	24,375	7,950	48,719	16,063
Financial & Business Services	13,245	12,941	26,565	28,182
Media & Cable	23,587	2,691	45,344	6,008
Travel & Hospitality	17,375	13,366	33,889	27,007
Healthcare & Education	8,352	2,301	18,881	4,945
Technology, IT & Related Services	3,458	1,346	5,896	2,822
All other segments	6,470	11,216	12,886	15,530
Gross Revenue	161,283	110,223	322,425	225,318
Less: Warrant Contra Revenue	(730)	-	(730)	-
Net Revenue	$160,553	$110,223	$321,695	$225,318

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

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (see Note 11, "Share-based compensation and employee benefit plans" for more information). For the three and six months ended June 30, 2019, the following shares were not included in the computation of diluted earnings per share because we reported a net loss and the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive securities:
Stock options	2,628	-	2,628	-

7. RESTRUCTURING AND OTHER MERGER RELATED COST

The table below summarizes the balance of accrued restructuring and other merger related cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the six months ended June 30, 2019:

	Employee related	Facilities related	Total
Balance as of December 31, 2018	$760	$2,267	$3,027
Accruals/(reversals)	1,742	97	1,839
Payments	(1,685)	(1,406)	(3,091)
Balance as of June 30, 2019	$817	$958	$1,775

Employee related

In 2018, in conjunction with the closing of the Aegis Transactions, we eliminated a number of positions which were considered redundant, under a company-wide restructuring plan. We recognized provision for employee related costs across a number of geographies and we expect to pay the remaining costs of $673 by the end of third quarter 2019.

In March 2019, the Company has closed one of its sites in Argentina. Upon closure, the Company eliminated a number of positions which were considered redundant and recognized provision for employee related costs and we expect to pay the remaining costs of $144 by the end of fourth quarter 2019.

Facilities related

In 2018, in conjunction with the closing of the Aegis Transactions, we terminated various leases in the United States and the Philippines. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $849 by the end of the first quarter of 2021.

Upon closure of site in Argentina, the Company recognized provision for facility related costs and we expect to pay the remaining costs of $109 by the end of the fourth quarter of 2019.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the six months ended June 30, 2019 and 2018, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2019:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Philippine Peso	2,764,000,014	52,227,335
		$52,227,335

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

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the three and six months ended June 30, 2019 and 2018:

Derivatives not designated under ASC 815	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Foreign currency forward contracts	$342	$-	$315	$-
Interest rate swap	$(405)	$(14)	$(630)	$(14)

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

Level 3 - Unobservable inputs that cannot be supported by market activity and that are significant to the fair value of the asset, liability, or equity such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability:

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

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,812	$—	$1,812
Total fair value of assets measured on a recurring basis	$—	$1,812	$—	$1,812

Liabilities:
Interest rate swap	$—	$665	$—	$665
Foreign exchange contracts	$—	$100	$—	$100
Total fair value of liabilities measured on a recurring basis	$—	$765	$—	$765

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,388	$—	$1,388
Total fair value of assets measured on a recurring basis	$—	$1,388	$—	$1,388

Liabilities:
Interest rate swap	$—	$31	$—	$31
Foreign exchange contracts	$—	$276	$—	$276
Total fair value of liabilities measured on a recurring basis	$—	$307	$—	$307

10. DEBT

The below table presents details of the Company's debt:

	June 30, 2019	December 31, 2018
Short term debt and current portion of long term debt
Working capital facilities	$28,295	$21,975
Term loan	14,000	9,800
Finance lease obligations	1,074	1,816
Total	$43,369	$33,591

Long term debt
Term loan, net of debt issuance costs	$112,810	$120,462
Equipment loan	1,796	-
Secured revolving credit facility	33,921	31,152
Finance lease obligations	199	486
Total	$148,726	$152,100

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $33.6 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $28.3 million as of June 30, 2019.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

Principal payments due on the term loan are as follows:

Years	Amount
2019	5,600
2020	16,800
2021	21,000
2022	88,200
$131,600

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of June 30, 2019 amount to $4.8 million.

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

As of June 30, 2019, we had $33.9 million of outstanding borrowings and our remaining borrowing capacity was $8.46 million. Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $3.01 million for six months ended June 30, 2019.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets in the amount of $1.79 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019.

Finance lease obligations

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets.

11. SHARE-BASED COMPENSATION

Amazon Warrant

On January 23, 2018, Startek entered into the Amazon Transaction Agreement, pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. As a result of an anti-dilution adjustment that was triggered by the 2019 Equity Offering, total number of shares issuable to Amazon have been adjusted from 4,000,000 to 4,002,964. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest in various tranches based on Amazon’s payment of up to $600 million to us or any of our affiliates in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The exercise price for all Warrant Shares was originally $9.96 per share but was adjusted to $9.95 per share as a result of an anti-dilution adjustment that was triggered by the 2019 Equity Offering. The Warrant Shares are exercisable through January 23, 2026.

At June 30, 2019, the second tranche of 212,766 Warrant Shares has vested. The amount of contra revenue attributed to these Warrant Shares is $730. The contra-revenue and equity is estimated and recorded, using the Monte Carlo pricing model, when performance completion is probable, with adjustments in each reporting period until performance is complete in conformance with the requirements in ASC 505 and ASC 718.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the six months ended June 30, 2019 was $781, and is included in selling, general and administrative expense. As of June 30, 2019, there was $1,544 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.04 years.

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non- controlling interests	Total
Balance at December 31, 2018	$(3,989)	$(15)	$(1,543)	$(5,547)	$(1,243)	$(6,790)
Foreign currency translation	599	-	-	599	-	599
Unrealized losses	-	348	-	348	-	348
Pension remeasurement	-	-	(34)	(34)	(25)	(59)
Balance at June 30, 2019	$(3,390)	$333	$(1,577)	$(4,634)	$(1,268)	$(5,902)

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

Revenues by geography, based on the location of the Company's delivery centers for the three and six months June 30, 2019 and 2018, is presented below:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
India	27,074	33,382	54,421	66,316
Middle East	34,216	29,741	65,334	61,989
Malaysia	16,117	13,862	33,196	28,352
Argentina	10,203	15,675	21,314	32,018
United States	24,437	-	54,181	-
Australia	6,599	8,627	13,956	18,435
Philippines	20,617	-	33,426	-
Rest of World	21,290	8,936	45,867	18,208
Total	$160,553	$110,223	$321,695	$225,318

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on June 30, 2019	As on December 31, 2018
Property, plant and equipment, net:
India	12,121	13,287
Middle East	5,509	6,507
Malaysia	4,803	5,058
Argentina	1,401	1,341
United States	4,461	5,349
Australia	272	345
Philippines	1,987	2,835
Rest of World	9,084	7,520
Total	$39,638	$42,242

14.  LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

Six months ended June 30, 2019

Operating lease cost	$15,441

Finance lease cost:
Amortization of right-of-use assets	985
Interest on lease liabilities	43
Total finance lease cost	1,028

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	15,235
Operating cash flow from finance leases	43
Financing cash flows from finance leases	1,251

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	72,079
Finance lease	-

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2019
Operating Leases
Operating lease right-of-use assets	$72,079
Operating Lease Liablities-Current	22,000
Operating Lease Liablities-Non-Current	51,400
Total operating lease liabilities	$73,400

Finance Leases
Property and equipment, at cost	11,364
Accumulated depreciation	(9,323)
Property and equipment, at net	$2,041
Finance Lease Obligation-Current	1,074
Finance Lease Obligation-Non Current	199
Total finance lease liabilities	$1,273

As of June 30, 2019
Weighted average remaining lease term
Operating leases	4.19 yrs
Finance leases	2.83 yrs

Weighted average discount rate
Operating leases	7.50%
Finance leases	6.01%

Maturities of lease liabilities were as follows:

	Operating leases	Finance leases
Year ending December, 31
Remaining of 2019	$26,264	$886
2020	19,245	362
2021	12,298	63
2022	9,710	8
2023	6,601	-
Thereafter	11,810	-
Total lease payments	$85,928	$1,319
Less imputed interest	(12,528)	(46)
Total	$73,400	$1,273

15.  SUBSEQUENT EVENT

We plan to transition the remaining commercial Aegis branding to Startek over the coming quarters to better reflect our combined business and bring uniformity across geographies. Any accounting implications on the carrying values and amortization periods of the related intangible assets recognized in past periods would be formally evaluated in the upcoming quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. All dollar amounts are presented in thousands other than per share data.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a global business process outsourcing company that provides omnichannel customer interactions, technology and back-office support solutions for some of the world’s most iconic brands in a variety of vertical markets. Operating under the Startek brand, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions powered by the science of dialogue, we deliver personalized experiences at the point of conversation between our clients and their customers across every interaction channel and phase of the customer journey.

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

SIGNIFICANT DEVELOPMENTS

None

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

As a result, the financials discussed below are not strictly comparable as the financials for the three-month period ended June 30, 2018 represent only Aegis operations and the three-month period ended June 30, 2019 represents the combined operations of Aegis and Startek.

Revenue

Our revenues for the quarter ended June 30, 2019 increased by 46.3% to $161,283 as compared to $110,223 for the three-month period ended June 30, 2018. The increase in revenues is largely due to the consolidation of Startek with Aegis. In the quarter ended June 30, 2019, there was a warrant contra revenue of $730 on account of vesting of the second tranche of Amazon warrants. The Net Revenue for the quarter ended June 30, 2019, after adjusting the warrant contra revenue, stood at $160,553 which was an increase of 45.7% as compared to $110,223 for the three-month period ended June 30, 2018.

The three-month period ended June 30, 2018 includes only Aegis while the current three-month period ended June 30, 2019 includes both Startek and Aegis. In order to promote a better understanding of the overall results of the combined business, we are providing below pro forma revenues for the three-month period ended June 30, 2018 combining the revenues for Aegis and Startek. The financial information presented below is presented for illustrative purposes only and does not purport to represent what the results of operations of operations would actually have been had the combination of Aegis and Startek occurred on January 1, 2018, or to project the combined results of operations for any future periods.

	For the Three Months Ended June 30, 2019	Pro Forma For the Three Months Ended June 30, 2018
Revenues	$161,283	$169,940
Warrant Contra Revenue	(730)	-
Net Revenue	160,553	169,940

Our net revenues for the three-month period ended June 30, 2019 was $160,553 compared to $169,940 for the three-month period ended June 30, 2018 on a pro forma basis. The breakdown of our revenues from various industry verticals for three-month period ended June 30, 2019 and three-month period ended June 30, 2018 on a pro forma basis is as follows:

	For the Three Months Ended June 30, 2019	Pro Forma For the Three Months Ended June 30, 2018

Verticals:
Telecom	$64,421	$82,326
E-commerce & Consumer	24,375	19,695
Financial & Business Services	13,245	15,104
Media & Cable	23,587	16,958
Travel & Hospitality	17,375	13,766
Healthcare & Education	8,352	6,844
Technology, IT & Related Services	3,458	3,001
All other segments	6,470	12,246
Gross Revenue	161,283	169,940
Less: Warrant Contra Revenue	(730)	-
Net Revenue	$160,553	$169,940

Excluding Warrant Contra Revenue, the $9,387 decline in revenue was driven by the high base in the Americas telecom segment revenues in the previous period.

We have been successful in our strategy to diversify outside of telecommunication vertical which contributed around 41% of our revenue for the quarter as compared to 48% for the comparable quarter last year. We continue to focus on providing value added services to our telecom clients and shifting our business mix towards the premium market rather than the mass market.

We have been growing steadily in the e-commerce and consumer industry with our existing customers continue to increase their business with us. We continue to grow new business lines from our large clients in the media and cable industry vertical.

Our revenue growth in the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018 was also impacted negatively by fluctuations in foreign exchange particularly that of Argentine peso, South African rand and Australian dollar relative to the US dollar.

Cost of services

Overall, Cost of services as a percentage of revenue decreased to 82.8% for the three-month period ended June 30, 2019 as compared to 84.7% for the three-month period ended June 30, 2018. Employee wages and benefit expense, rent expense and depreciation and amortization are the most significant costs for the Company, representing 76.2%, 5.9% and 4.1% of total Cost of services, respectively. The breakdown of Cost of services is listed in the table below:

	For the Three Months Ended June 30, 2019		As percentage of Revenue
	2019	2018	2019	2018
Wages and benefits	$101,397	$73,179	63.2%	66.4%
Rent expense	7,895	3,522	4.9%	3.2%
Depreciation and amortization	5,435	3,790	3.4%	3.4%
Other	18,266	12,850	11.4%	11.7%
Total	$132,993	$93,341	82.8%	84.7%

Wages and benefits: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

For the three-month period ended June 30, 2019, wages and benefits as a percentage of revenues decreased to 63.2%, compared to 66.4% for the quarter ended June 30, 2018. This was due to our ongoing strategy to diversify into more value added premium services and high margin verticals and away from telecommunication. While doing so we were able to mitigate the impact of the increase in minimum wages across several geographies.

Rent expense: Rent expense as a percentage of revenue increased to 4.9% for the three-month period ended June 30, 2019, compared to 3.2% for three-month period ended June 30, 2018. The increase was largely due to the combination of Startek with Aegis since the rent cost as a percentage of sales is higher for the legacy Startek business taking the consolidated rent costs as a percentage of sales higher. We also added a new site in Jamaica in this quarter and this was also a full quarter of operations at our second center in Tegucigalpa.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the three-month period ended June 30, 2019 remained flat at 3.4% as compared 3.4% for the three-month period ended June 30, 2018.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs decreased from 11.7% to 11.4%. The decrease was largely due to cost optimization and rationalization efforts undertaken by the Company post the merger between Startek and Aegis.

In aggregate, gross profit as a percentage of revenue for the three-month period ended June 30, 2019 increased to 17.2% as compared to 15.3% for the three-month period ended June 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 13.8% in the three-month period ended June 30, 2018 to 15.5% in the three-month period ended June 30, 2019. The increase is largely driven by the Aegis Transaction and the related costs of employees in the United States, which, as a percentage of sales for legacy Startek, is higher relative to legacy Aegis. As part of the Company-wide restructuring exercise, we have taken steps to rationalize costs.

Restructuring and other merger related costs

Restructuring and other merger related costs totaled $746 for the three-month period ended June 30, 2019. This primarily relates to the restructuring of our U.S. operations where we closed one delivery center and restructure cost of employee severance.

Interest expense, net

Interest and other cost totaled $4,026 for the three-month period ended June 30, 2019, compared to $3,273 for the three-month period ended June 30, 2018. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the three-month period ended June 30, 2019 was $730, compared to $234 for the three-month period ended June 30, 2018.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

As a result, the financials discussed below are not strictly comparable as the financials for the six-month period ended June 30, 2018 represent legacy Aegis operations and the six-month period ended June 30, 2019 represents the combined operations of Aegis and Startek.

Revenue

Our revenues for the six-month period ended June 30, 2019 increased by 43.1% to $322,425 as compared to $225,318 for the six-month period ended June 30, 2018. The increase in revenues is largely due to the consolidation of Startek with Aegis. In the six-months ended June 30, 2019, there was a warrant contra revenue of $730 on account of vesting of the second tranche of Amazon warrants. The net Revenue for the six-months ended June 30, 2019, after adjusting the warrant contra revenue, stood at $321,695 which was an increase of 42.8% as compared to $255,318 for the six-month period ended June 30, 2018.

The six-month period ended June 30, 2018 includes only Aegis while the current six-month period ended June 30, 2019 includes both Startek and Aegis. In order to promote a better understanding of the overall results of the combined business, we are providing below pro forma revenues for the six-month period ended June 30, 2018 combining the revenues for Aegis and Startek. The financial information presented below is presented for illustrative purposes only and does not purport to represent what the results of operations would actually have been had the combination of Aegis and Startek occurred on January 1, 2018, or to project the combined results of operations for any future periods.

	For Six Months Ended June 30, 2019	Pro Forma For Six Months Ended June 30, 2018
Revenues	$322,425	$354,149
Warrant Contra Revenue	(730)	(2,500)
Net Revenue	321,695	351,649

Our net revenues for the six-month period ended June 30, 2019 was $321,695 compared to $351,649 for the six-month period ended June 30, 2018 on a pro forma basis. The breakdown of our revenues from various industry verticals for six-month period ended June 30, 2019 and six-month period ended June 30, 2018 on a pro forma basis is as follows:

	For Six Months Ended June 30, 2019	Pro Forma For Six Months Ended June 30, 2018
Verticals:
Telecom	$130,245	$179,213
E-commerce & Consumer	48,719	38,565
Financial & Business Services	26,565	32,158
Media & Cable	45,344	34,588
Travel & Hospitality	33,889	27,781
Healthcare & Education	18,881	15,346
Technology, IT & Related Services	5,896	6,270
All other segments	12,886	20,228
Gross Revenue	322,425	354,149
Less: Warrant Contra Revenue	(730)	(2,500)
Net Revenue	$321,695	351,649

Excluding Warrant Contra Revenue, the $29,954 decrease in revenue was driven by lower telecom revenues in the Americas, India and other countries as well as due to foreign exchange impact mainly in Argentina and India.

We have been successful in our strategy to diversify outside of telecommunication vertical which contributed around 40% of our revenue for the six-month period ended June 30, 2019 as compared to 51% for the comparable period last year. We continue to focus on providing value added services to our telecom clients and shifting our business mix towards the premium market rather than the mass market.

We have been growing steadily in the e-commerce and consumer industry with our existing customers continue to increase their business with us. We continue to grow new business lines from our large clients in the media and cable industry vertical.

Our revenue growth in the current six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018 was also impacted negatively by fluctuations in foreign exchange particularly that of Argentine peso, South African rand, Australian dollar and Indian rupee relative to the US dollar.

Cost of services

Overall, Cost of services as a percentage of revenue decreased to 83.0% for the six-month period ended June 30, 2019 as compared to 83.1% for the six-month period ended June 30, 2018. Employee wages and benefit expense, rent expense and depreciation and amortization are the most significant costs for the Company, representing 75.8%, 5.9% and 4.1% of total Cost of services, respectively. The breakdown of Cost of services is listed in the table below:

	For the Six Months Ended June 30, 2019		As percentage of Revenue
	2019	2018	2019	2018
Wages and benefits	$202,262	$144,409	62.9%	64.1%
Rent expense	15,693	7,921	4.9%	3.5%
Depreciation and amortization	10,865	9,311	3.4%	4.1%
Other	38,101	25,637	11.8%	11.4%
Total	$266,921	$187,278	83.0%	83.1%

Wages and benefits: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

For the six-month period ended June 30, 2019, wages and benefits as a percentage of revenues decreased to 62.9%, compared to 64.1% for the six-month ended June 30, 2018. This was due to our ongoing strategy to diversify into more value-added premium services and high margin verticals and away from telecommunication. While doing so we were able to overcome the impact of the increase in minimum wages across several geographies.

Rent expense: Rent expense as a percentage of revenue increased to 4.9% for the six-month period ended June 30, 2019, compared to 3.5% for six-month period ended June 30, 2018. The increase was largely due to the combination of Startek with Aegis since the rent cost as a percentage of sales is higher for the legacy Startek business taking the consolidated rent costs as a percentage of sales higher. Additionally, we also commenced operations from one new center each in Jamaica and Tegucigalpa in the current period.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the six-month period ended June 30, 2019 decreased to 3.4% as compared 4.1% for the six-month period ended June 30, 2018.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased to 11.8% as compared to 11.4%. The increase was driven largely by an increase in communication expense as a percentage of sales which was driven by the combination of Startek with Aegis.

In aggregate, gross profit as a percentage of revenue for the six-month period ended June 30, 2019 increased to 17.0% as compared to 16.9% for the Six-month period ended June 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 13.2% in the six-month period ended June 30, 2018 to 15.2% in the six-month period ended June 30, 2019. The increase is largely driven by the Aegis Transaction and the related costs of employees in the United States, which, as a percentage of sales for legacy Startek, is higher relative to legacy Aegis. As part of the Company-wide restructuring exercise, we have taken steps to rationalize costs.

Restructuring and other merger related costs

Restructuring and other merger related costs totaled $1,839 for the six-month period ended June 30, 2019. This primarily relates to the restructuring of our U.S. and Latin America operations where we closed one delivery center each and restructure cost of employee severance. The acquisition related costs for the six-month period ended June 30, 2018 of $6,257 relates to the acquisition of Aegis by Capital Square Partners.

Interest expense, net

Interest and other cost totaled $8,492 for the six-month period ended June 30, 2019, compared to $7,402 for the six-month period ended June 30, 2018. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the six-month period ended June 30, 2019 was $1,113 compared to $565 for the six-month period ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, our working capital facilities, and term debt.  We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on our working capital facilities periodically for ongoing working capital needs. The Company expects to meet all its debt obligations in a timely manner.

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash held by the Company and all its foreign subsidiaries was $25,908 and $24,569 as at June 30, 2019 and December 31, 2018, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

Cash flows from operating activities

For the six-month period ended June 30, 2019 and 2018 we reported net cash flows generated from operating activities of $(5,427) and $3,144 respectively. The decrease was driven primarily by a decrease in cash flows related to net changes in operating assets and liabilities.

Cash flows used in investing activities

For the six-month period ended June 30, 2019 and 2018 we reported net cash used in investing activities of $5,973 and $2,335 respectively. Net cash used in investing activities during the six-month period ended 2019 primarily consisted of capital expenditures.

Cash flows generated from financing activities

For the six-month period ended June 30, 2019 and 2018 we reported net cash flows generated from financing activities of $12,779 and $(4,690) respectively. During the six-month period ended June 30, 2019 our net borrowings increased by $6,313 across our various borrowing arrangements and amounts raised from the 2019 Equity Offering was $6,466.

Debt

For more information, refer to Note 10, "Debt," to our unaudited condensed consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations during the six months ended June 30, 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements in conformity with US-GAAP, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results may vary significantly from the estimates we have applied.

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-KT for the year ended December 31, 2018 for a complete description of our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek has now qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Other than the remediation plan to mitigate the material weaknesses identified by Plante Moran, PLLC, additions and modifications to policies and controls over implementation of new lease standard, there has been no change in our internal controls over financial reporting (as described in Rule 13a - 15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected or is reasonably likely to have material affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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
101*

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Lance Rosenzweig	Date: August 8, 2019
Lance Rosenzweig
President and Global CEO
(principal executive officer)

By:	/s/ Ramesh Kamath	Date: August 8, 2019
Ramesh Kamath
Chief Financial Officer
(principal financial and accounting officer)