Form 10-Q
period 2019-09-30
StarTek, Inc.
filed 2019-11-07
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of  October 31, 2019, there were 38,483,025 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-KT for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 14, 2019, the Quarterly report on Form 10-Q for the quarter ended March 31, 2019,  June 30, 2019, and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek now qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	164,630	151,509	487,054	376,827
Warrant contra revenue	-	-	(730)	-
Net Revenue	164,630	151,509	486,324	376,827
Cost of services	(136,142)	(128,747)	(403,064)	(316,025)
Gross profit	28,488	22,762	83,260	60,802
Selling, general and administrative expenses	(22,926)	(22,818)	(71,938)	(52,480)
Restructuring and other acquisition related cost	(220)	(6,519)	(2,058)	(12,776)
Operating income/ (loss)	5,342	(6,575)	9,264	(4,454)
Share of profit / (loss) of associates	(16)	47	988	86
Interest expense, net	(3,372)	(4,114)	(11,864)	(11,518)
Exchange gain / (loss), net	(1,880)	705	(2,558)	(2,441)
Profit/(Loss) before income taxes	74	(9,937)	(4,170)	(18,327)
Income tax expense	3,436	953	4,550	1,519
Net loss	(3,362)	(10,890)	(8,720)	(19,846)
Net income/(loss) attributable to non-controlling interests	(575)	11	1,007	916
Net loss attributable to Startek shareholders	(2,787)	(10,901)	(9,727)	(20,762)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,899)	(2,049)	(1,299)	(5,528)
Change in fair value of derivative instruments	(298)	(562)	50	(562)
Pension amortization	(9)	(483)	(70)	(1,263)
Comprehensive loss	(5,568)	(13,984)	(10,039)	(27,199)
Comprehensive income (loss) attributable to non-controlling interests	(594)	(251)	962	297
Comprehensive loss attributable to Startek shareholders	(4,974)	(13,733)	(11,001)	(27,496)

Net loss per common share - basic and diluted	(0.07)	(0.32)	(0.26)	(0.76)
Weighted average common shares outstanding - basic and diluted	38,467	33,812	38,011	27,289

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	17,795	16,617
Restricted cash	10,582	7,952
Trade accounts receivable, net	105,574	107,836
Unbilled Revenue	42,814	42,135
Prepaid and other current assets	15,082	18,850
Total current assets	191,847	193,390
Property, plant and equipment, net	35,745	42,242
Operating lease Right-of-use assets	66,647	-
Intangible assets, net	113,410	121,336
Goodwill	226,513	225,450
Investment in associates	1,739	2,097
Deferred tax assets, net	5,052	5,048
Prepaid expenses and other non-current assets	18,761	15,076
Total assets	659,714	604,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	20,965	26,886
Accrued expenses and other current liabilities	79,805	84,881
Short term debt	25,213	21,975
Current maturity of long term debt	16,900	9,800
Current maturity of operating lease liabilities	19,838	-
Current maturity of finance lease obligations	658	1,816
Total current liabilities	163,379	145,358
Long term debt	141,632	152,100
Operating lease liabilities	47,782	-
Other non-current liabilities	12,581	11,907
Deferred tax liabilities, net	19,562	18,901
Total liabilities	384,936	328,266
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 38,483,025 and 37,446,323 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	385	374
Additional paid-in capital	275,750	267,317
Accumulated other comprehensive loss	(6,821)	(5,547)
Accumulated deficit	(40,854)	(31,127)
Equity attributable to Startek shareholders	228,460	231,017
Non-controlling interest	46,318	45,356
Total stockholders’ equity	274,778	276,373
Total liabilities and stockholders’ equity	659,714	604,639

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(8,720)	$(19,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,056	18,668
Profit on sale of property, plant and equipment	(223)	-
Provision for doubtful accounts	1,238	2,100
Warrant contra revenue	730	-
Share-based compensation expense	1,151	249
Deferred income taxes	209	(1,284)
Share of profit of associates	(988)	(86)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,529)	3,406
Prepaid expenses and other assets	(950)	5,864
Trade accounts payable	(5,236)	796
Income taxes, net	(2,267)	(5,494)
Accrued expenses and other current liabilities	1,150	(158)
Net cash provided by operating activities	$6,621	$4,215

Investing Activities
Purchases of property, plant and equipment	(9,027)	(7,430)
Cash and cash equivalents acquired on reverse acquisition	-	1,496
Distributions received from associates	1,317	22
Net cash used in investing activities	$(7,710)	$(5,912)

Financing Activities
Proceeds from the issuance of common stock	6,563	115
Payments on long term debt	(7,000)	(2,800)
Proceeds from (payments on) other debt, net	5,831	4,577
Net cash provided by financing activities	$5,394	$1,892
Net increase (decrease) in cash and cash equivalents	4,305	195
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(497)	(1,271)
Cash and cash equivalents and restricted cash at beginning of period	24,569	21,601
Cash and cash equivalents and restricted cash at end of period	$28,377	$20,525

Components of cash and cash equivalents and restricted cash
Balances with banks	17,795	14,133
Restricted cash	10,582	6,392
Total cash and cash equivalents and restricted cash	$28,377	$20,525

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Equity attributable to Startek	Non-controlling	Total stockholders'
	Shares	Amount	capital	loss	deficit	shareholders	interest	equity
Three months ended
Balance at June 30, 2019	38,452,111	$384	$275,284	$(4,634)	$(38,067)	$232,967	$46,912	$279,879
Issuance of common stock	30,914	1	96	-	-	97	-	97
Share-based compensation expenses	-	-	370	-	-	370	-	370
Warrant expenses	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	(2,787)	(2,787)	(575)	(3,362)
Other comprehensive loss for the period	-	-	-	(2,187)	-	(2,187)	(19)	(2,206)
Balance at September 30, 2019	38,483,025	$385	$275,750	$(6,821)	$(40,854)	$228,460	$46,318	$274,778

Balance at June 30, 2018	20,600,100	$206	$153,704	$(3,185)	$(10,524)	$140,201	$47,167	$187,368
Purchase accounting entries due to the Aegis Transactions	16,226,392	$162	$142,119	$-	$-	$142,281	$-	$142,281
Issuance of common stock	234,066	3	113	-	-	116	-	116
Share-based compensation expenses	-	-	249	-	-	249	-	249
Net income (loss)	-	-	-	-	(10,901)	(10,901)	11	(10,890)
Other comprehensive loss for the period	-	-	-	(2,832)	-	(2,832)	(262)	(3,094)
Balance at September 30, 2018	37,060,558	$371	$296,185	$(6,017)	$(21,425)	$269,114	$46,916	$316,030

Nine months ended
Balance at December 31, 2018	37,446,323	$374	$267,317	$(5,547)	$(31,127)	$231,017	$45,356	$276,373
Issuance of common stock	1,036,702	11	6,552	-	-	6,563	-	6,563
Share-based compensation expenses	-	-	1,151	-	-	1,151	-	1,151
Warrant expenses	-	-	730	-	-	730	-	730
Net income (loss)	-	-	-	-	(9,727)	(9,727)	1,007	(8,720)
Other comprehensive loss for the period	-	-	-	(1,274)	-	(1,274)	(45)	(1,319)
Balance at September 30, 2019	38,483,025	$385	$275,750	$(6,821)	$(40,854)	$228,460	$46,318	$274,778

Balance at December 31, 2017	20,600,100	$206	$153,704	$717	$(663)	$153,964	$46,619	$200,583
Purchase accounting entries due to the Aegis Transactions	16,226,392	$162	$142,119	$-	$-	$142,281	$-	$142,281
Issuance of common stock	234,066	3	113	-	-	116	-	116
Share-based compensation expenses	-	-	249	-	-	249	-	249
Net income (loss)	-	-	-	-	(20,762)	(20,762)	916	(19,846)
Other comprehensive loss for the period	-	-	-	(6,734)	-	(6,734)	(619)	(7,353)
Balance at September 30, 2018	37,060,558	$371	$296,185	$(6,017)	$(21,425)	$269,114	$46,916	$316,030

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Goodwill and Intangible Assets

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed and not amortized but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit is "more likely than not" less than the carrying amount or if significant changes related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The Company can elect to forgo the qualitative assessment and perform the quantitative test.

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

The fair value of the purchase consideration is calculated based on the Company's stock price as it is considered to be more reliably determinable than the fair value of Aegis' private stock. Consideration is calculated based on the Company's closing stock price of $6.81 on July 20, 2018. The allocation of the purchase price was finalized since Aegis Transaction was closed.

The following table presents the purchase price and the fair value of the identifiable assets and liabilities:

Amount
Stock consideration (number of shares outstanding immediately prior the closing date)	16,226,392
Closing share price on July 20, 2018	$6.81
Total allocable purchase price	$110,502

Amount
Cash and cash equivalents	$1,496
Other current assets	46,094
Property, plant and equipment, net	15,930
Identifiable intangible assets	28,960
Goodwill	64,345
Other non-current assets	3,204
Current liabilities	(22,548)
Non-current liabilities	(26,979)
Purchase price	$110,502

The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our global delivery platform and other synergistic benefits. Goodwill from this acquisition is not expected to be deductible for tax purposes.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2019, the carrying value of goodwill relating to business acquisitions is $226,513. The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units	Amount
Aegis	162,168
StarTek	64,345
Ending balance, September 30, 2019	$226,513

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

As of September 30, 2019, based on the qualitative assessment, we concluded that goodwill was not impaired.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, December 31, 2018	$225,450
Measurement period adjustments	1,063
Ending balance, September 30, 2019	$226,513

Intangible Assets

The following table presents our intangible assets as of    September 30, 2019

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$65,050	$9,193	$55,857	6.5
Brand	49,500	6,809	42,691	7.1
Trademarks	14,410	1,209	13,201	7.5
Other intangibles	2,100	439	1,661	4.9
	$131,060	$17,650	$113,410	$-

Expected future amortization of intangible assets as of September 30, 2019 is as follows:

Years Ending December 31,	Amount
Remainder of 2019	$2,584
2020	10,277
2021	10,277
2022	10,277
2023	10,236
Thereafter	69,759

In August 2019, the management has decided to retain and use Startek as the brand for all its customer/clients, vendors, employees, associates and others, across all geographies including Aegis, to bring uniformity across geographies. The management is planning to phase out the Aegis Brand over a period of time. Any accounting implications on the carrying values and amortization periods of the related intangible assets is currently being estimated and worked out, and will be considered in the following quarter.

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

Disaggregated Revenue

Revenues by our clients' industry vertical for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertical:	2019	2018	2019	2018
Telecom	61,439	73,613	191,684	198,374
E-commerce & Consumer	27,530	18,206	76,249	34,269
Financial & Business Services	12,392	14,250	38,957	42,432
Media & Cable	23,408	16,744	68,752	22,752
Travel & Hospitality	18,244	15,292	52,133	42,299
Healthcare & Education	11,880	7,690	30,761	12,634
Technology, IT & Related Services	3,063	2,404	8,958	5,225
All other segments	6,674	3,310	19,560	18,842
Gross Revenue	164,630	151,509	487,054	376,827
Less: Warrant Contra Revenue	0	-	(730)	-
Net Revenue	$164,630	$151,509	$486,324	$376,827

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

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (see Note 11, "Share-based compensation and employee benefit plans" for more information). For the three and nine months ended September 30, 2019, the following shares were not included in the computation of diluted earnings per share because we reported a net loss and the effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive securities:
Stock options	2,637	5	2,637	298

7. RESTRUCTURING AND OTHER ACQUISITION RELATED COST

The table below summarizes the balance of accrued restructuring and other acquisition related cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the nine months ended September 30, 2019:

	Employee related	Facilities related	Total
Balance as of December 31, 2018	$760	$2,268	$3,028
Accruals/(reversals)	1,991	78	2,069
Payments	(1,973)	(1,657)	(3,630)
Balance as of September 30, 2019	$778	$689	$1,467

Employee related

In 2018, in conjunction with the closing of the Aegis Transactions, we eliminated a number of positions which were considered redundant, under a company-wide restructuring plan. We recognized provision for employee related costs across a number of geographies and we expect to pay the remaining costs of $670 by the end of fourth quarter 2019.

In March 2019, the Company has closed one of its sites in Argentina. Upon closure, the Company eliminated a number of positions which were considered redundant and recognized provision for employee related costs and we expect to pay the remaining costs of $108 by the end of fourth quarter 2019.

Facilities related

In 2018, in conjunction with the closing of the Aegis Transactions, we terminated various leases in the United States and the Philippines. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $624 by the end of the first quarter of 2021.

Upon closure of site in Argentina, the Company recognized provision for facility related costs and we expect to pay the remaining costs of $65 by the end of the fourth quarter of 2019.

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

Unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) and will be re-classified to operations as the forecasted expenses are incurred, typically within one year. During the nine months ended September 30, 2019 and 2018, our cash flow hedges were highly effective and hedge ineffectiveness was not material.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2019:

	Local Currency Notional Amount	U.S. Dollar Notional Amount
Philippine Peso	1,327,000	24,821
Canadian Dollar	2,171	1,622
		$26,443

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

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the three and nine months ended September 30, 2019 and 2018:

Derivatives not designated under ASC 815	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Foreign currency forward contracts	$393	$1,046	$536	$1,046
Interest rate swap	$(6)	$(13)	$(636)	$(27)

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

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,960	$—	$1,960
Total fair value of assets measured on a recurring basis	$—	$1,960	$—	$1,960

Liabilities:
Interest rate swap	$—	$648	$—	$648
Foreign exchange contracts	$—	$153	$—	$153
Total fair value of liabilities measured on a recurring basis	$—	$801	$—	$801

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,388	$—	$1,388
Total fair value of assets measured on a recurring basis	$—	$1,388	$—	$1,388

Liabilities:
Interest rate swap	$—	$31	$—	$31
Foreign exchange contracts	$—	$276	$—	$276
Total fair value of liabilities measured on a recurring basis	$—	$307	$—	$307

10. DEBT

The below table presents details of the Company's debt:

	September 30, 2019	December 31, 2018
Short term debt and current portion of long term debt
Working capital facilities	$25,213	$21,975
Current maturity of long term debt	16,900	9,800
Current maturity of finance lease obligations	658	1,816
Total	$42,771	$33,591

Long term debt
Term loan, net of debt issuance costs	$108,989	$120,462
Equipment loan	1,611	-
Secured revolving credit facility	30,901	31,152
Finance lease obligations	131	486
Total	$141,632	$152,100

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $33 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $25.2 million as of September 30, 2019.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

Principal payments due on the term loan are as follows:

Years	Amount
Remainder of 2019	2,800
2020	16,800
2021	21,000
2022	88,200
Total	$128,800

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of September 30, 2019 amount to $4.4 million.

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

As of September 30, 2019, we had $30.9 million of outstanding borrowings and our remaining borrowing capacity was $9.793 million. Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $4.83 million for nine months ended September 30, 2019.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets in the amount of $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019.

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

The second tranche of 212,766 Warrant Shares vested on May 31, 2019. The amount of contra revenue attributed to these Warrant Shares is $730. The contra-revenue and equity is estimated and recorded, using the Monte Carlo pricing model, when performance completion is probable, with adjustments in each reporting period until performance is complete in conformance with the requirements in ASC 505 and ASC 718.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the nine months ended September 30, 2019 was $1,151, and is included in selling, general and administrative expense. As of September 30, 2019, there was $1,351 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2018	$(3,989)	$(15)	$(1,543)	$(5,547)	$(1,243)	$(6,790)
Foreign currency translation	(1,299)	-	-	(1,299)	-	(1,299)
Change in fair value of derivative instruments	-	50	-	50	-	50
Pension remeasurement	-	-	(25)	(25)	(45)	(70)
Balance at September 30, 2019	$(5,288)	$35	$(1,568)	$(6,821)	$(1,288)	$(8,109)

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

Revenues by geography, based on the location of the Company's delivery centers for the three and nine months September 30, 2019 and 2018, is presented below:

	Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
India	27,397	31,106	81,818	97,422
Middle East	31,815	31,189	97,150	93,178
Malaysia	19,392	14,911	52,588	43,263
Argentina	9,969	12,728	31,283	44,746
United States	27,119	22,475	81,301	22,475
Australia	6,895	8,717	20,850	27,152
Philippines	18,570	13,235	51,996	13,235
Rest of World	23,472	17,148	69,339	35,356
Total	$164,630	$151,509	$486,324	$376,827

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on	As on
	September 30, 2019	December 31, 2018
Property, plant and equipment, net:
India	11,115	13,287
Middle East	5,028	6,507
Malaysia	4,478	5,058
Argentina	1,276	1,341
United States	3,731	5,349
Australia	229	345
Philippines	1,858	2,835
Rest of World	8,030	7,519
Total	$35,745	$42,242

14.  LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

Nine months ended
September 30, 2019

Operating lease cost	$23,064

Finance lease cost:
Amortization of right-of-use assets	1,257
Interest on lease liabilities	71
Total finance lease cost	1,328

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	22,783
Operating cash flow from finance leases	71
Financing cash flows from finance leases	1,831

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	66,647
Finance lease	-

Supplemental balance sheet information related to leases was as follows:

As of
September 30, 2019
Operating Leases
Operating lease right-of-use assets	$66,647
Operating Lease Liabilities-Current	19,838
Operating Lease Liabilities-Non-Current	47,782
Total operating lease liabilities	$67,620

Finance Leases
Property and equipment, at cost	11,261
Accumulated depreciation	(9,736)
Property and equipment, at net	$1,525
Finance Lease Obligation-Current	658
Finance Lease Obligation-Non Current	131
Total finance lease liabilities	$789

As of
September 30, 2019
Weighted average remaining lease term
Operating leases	4.59 yrs
Finance leases	2.17 yrs

Weighted average discount rate
Operating leases	7.43%
Finance leases	6.01%

Maturities of lease liabilities were as follows:

	Operating leases	Finance leases
Year ending December, 31
Remaining of 2019	$24,094	$390
2020	17,406	362
2021	11,434	63
2022	9,327	8
2023	6,513	-
Thereafter	10,093	-
Total lease payments	$78,867	$823
Less imputed interest	(11,247)	(34)
Total	$67,620	$789

15.  SUBSEQUENT EVENT

None

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

SIGNIFICANT DEVELOPMENTS

None

RESULTS OF OPERATIONS — three months ended September 30, 2019 and 2018

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

As a result, the financials discussed below are not strictly comparable as the financials for the three-month period ended September 30, 2018 represent only Aegis operations until July 20, 2018 and the three-month period ended September 30, 2019 represents the combined operations of Aegis and Startek for the full period.

Revenue

Our revenues for the three month period ended September 30, 2019 increased by 8.7% to $164,630 as compared to $151,509 for the three-month period ended September 30, 2018. The increase in revenues is largely due to the consolidation of Startek with Aegis.

The three-month period ended September 30, 2018 includes only Aegis until July 20, 2018 while the current three-month period ended September 30, 2019 includes both Startek and Aegis. In order to promote a better understanding of the overall results of the combined business, we are providing below pro forma revenues for the three-month period ended September 30, 2018 combining the revenues for Aegis and Startek for full period. The financial information presented below is presented for illustrative purposes only and does not purport to represent what the results of operations of operations would actually have been had the combination of Aegis and Startek occurred on January 1, 2018, or to project the combined results of operations for any future periods.

	For the Three Months Ended September 30, 2019	Pro Forma For the Three Months Ended September 30, 2018
Revenues	$164,630	$163,932
Warrant Contra Revenue		-
Net Revenue	164,630	163,932

Our net revenues for the three-month period ended September 30, 2019 was $164,630 compared to $163,932 for the three-month period ended September 30, 2018 on a pro forma basis. The breakdown of our revenues from various industry verticals for three-month period ended September 30, 2019 and three-month period ended September 30, 2018 on a pro forma basis is as follows:

	For the Three Months Ended September 30, 2019	Pro Forma For the Three Months Ended September 30, 2018

Verticals:
Telecom	$61,439	77,812
E-commerce & Consumer	27,530	20,861
Financial & Business Services	12,392	14,538
Media & Cable	23,408	20,209
Travel & Hospitality	18,244	15,402
Healthcare & Education	11,880	8,942
Technology, IT & Related Services	3,063	2,740
All other segments	6,674	3,428
Gross Revenue	164,630	163,932
Less: Warrant Contra Revenue	-	-
Net Revenue	$164,630	$163,932

The $698 increase in revenue was driven by the higher revenues across all segments which was partly offset by lower revenues in telecommunications.

We have been successful in our strategy to diversify outside of telecommunication vertical which contributed around 37% of our revenue for the quarter as compared to 47% for the comparable quarter last year. We continue to focus on providing value added services to our telecom clients and shifting our business mix towards the premium market rather than the mass market.

We have been growing steadily in the e-commerce and consumer industry with our existing customers continue to increase their business with us. We continue to grow new business lines from our large clients in the media and cable industry vertical.

Our revenue growth in the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018 was also impacted negatively by fluctuations in foreign exchange particularly that of Argentine peso, South African rand and Australian dollar relative to the US dollar.

Cost of services

Overall, Cost of services as a percentage of revenue decreased to 82.7% for the three-month period ended September 30, 2019 as compared to 85% for the three-month period ended September 30, 2018. Employee wages and benefit expense, rent expense and depreciation and amortization are the most significant costs for the Company, representing 78.2%, 5.1% and 4.0% of total Cost of services, respectively. The breakdown of Cost of services is listed in the table below:

	For the Three Months Ended September 30, 2019		As percentage of Revenue
	2019	2018	2019	2018
Wages and benefits	$106,402	$93,513	64.6%	61.7%
Rent expense	6,898	5,492	4.2%	3.6%
Depreciation and amortization	5,514	5,855	3.3%	3.9%
Other	17,328	23,887	10.5%	15.8%
Total	$136,142	$128,747	82.7%	85.0%

Wages and benefits: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

For the three-month period ended September 30, 2019, wages and benefits as a percentage of revenues increased to 64.6%, compared to 61.7% for the three month period ended September 30, 2018. This was due to increase in revenue and upfront ramp-up of delivery agents to meet the increased volumes expected in the upcoming holiday season. We continue to deliver on the strategy to diversify into more value-added premium services and high margin verticals and away from telecommunication.

Rent expense: Rent expense as a percentage of revenue increased to 4.2% for the three-month period ended September 30, 2019, compared to 3.6% for three-month period ended September 30, 2018. The increase was partly due to the combination of Startek with Aegis since the rent cost as a percentage of sales is higher for the legacy Startek business taking the consolidated rent costs as a percentage of sales higher and partly as we added a new site in Jamaica and a second center in Tegucigalpa in the current financial year.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the three-month period ended September 30, 2019  decreased to 3.3% as compared 3.9% for the three-month period ended September 30, 2018.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs decreased from 15.8% to 10.5%. The decrease was largely due to lower outsourcing expenses in the current period and also due to cost optimization and rationalization efforts undertaken by the Company post reverse acquisition between Startek and Aegis.

In aggregate, gross profit as a percentage of revenue for the three-month period ended September 30, 2019 increased to 17.3% as compared to 15% for the three-month period ended September 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 15.1% in the three-month period ended September 30, 2018 to 13.9% in the three-month period ended September 30, 2019. The decrease was largely due to cost optimization and rationalization efforts undertaken by the Company post reverse acquisition between Startek and Aegis. The previous period also had higher provisions taken for doubtful debts as compare to the current period as the Company started recognizing this provision starting the quarter ended September 30, 2018.

Restructuring and other acquisition related costs

Restructuring and other acquisition related costs totaled $220 for the three-month period ended September 30, 2019. This primarily relates to cost of employee severance pertaining to restructuring in India and USA. The charges for the period ended September 30, 2018 pertains to the Aegis Transactions.

Interest expense, net

Interest and other cost totaled $3,388 for the three-month period ended September 30, 2019, compared to $4,067 for the three-month period ended September 30, 2018. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the three-month period ended September 30, 2019 was $3,436 compared to $953 for the three-month period ended September 30, 2018.

RESULTS OF OPERATIONS — nine months ended September 30, 2019 and 2018

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

As a result, the financials discussed below are not strictly comparable as the financials for the nine-month period ended September 30, 2018 represent legacy Aegis operations until July 20, 2018 and the nine-month period ended September 30, 2019 represents the combined operations of Aegis and Startek for the full period.

Revenue

Our revenues for the nine-month period ended September 30, 2019 increased by 29.3% to $487,054 as compared to $376,827 for the nine-month period ended September 30, 2018. The increase in revenues is largely due to the consolidation of Startek with Aegis. In the nine-months ended September 30, 2019, there was a warrant contra revenue of $730 on account of vesting of the second tranche of Amazon warrants on May 31, 2019. The net Revenue for the nine-months ended September 30, 2019, after adjusting the warrant contra revenue, stood at $486,324 which was an increase of 29.1% as compared to $376,827 for the nine-month period ended September 30, 2018.

The nine-month period ended September 30, 2018 includes only Aegis until July 20, 2018 while the current nine-month period ended September 30, 2019 includes both Startek and Aegis for full period. In order to promote a better understanding of the overall results of the combined business, we are providing below pro forma revenues for the nine-month period ended September 30, 2018 combining the revenues for Aegis and Startek. The financial information presented below is presented for illustrative purposes only and does not purport to represent what the results of operations would actually have been had the combination of Aegis and Startek occurred on January 1, 2018, or to project the combined results of operations for any future periods.

	For Nine Months Ended	Pro Forma For Nine Months Ended
	September 30, 2019	September 30, 2018
Revenues	$487,054	$518,080
Warrant Contra Revenue	(730)	(2,500)
Net Revenue	486,324	515,580

Our net revenues for the nine-month period ended September 30, 2019 was $486,324 compared to $515,580 for the nine-month period ended September 30, 2018 on a pro forma basis. The breakdown of our revenues from various industry verticals for nine-month period ended September 30, 2019 and nine-month period ended September 30, 2018 on a pro forma basis is as follows:

	For Nine Months Ended	Pro Forma For Nine Months Ended
	September 30, 2019	September 30, 2018
Verticals:
Telecom	$191,684	$260,568
E-commerce & Consumer	76,249	62,366
Financial & Business Services	38,957	47,809
Media & Cable	68,752	55,177
Travel & Hospitality	52,133	43,650
Healthcare & Education	30,761	24,400
Technology, IT & Related Services	8,958	9,058
All other segments	19,560	15,052
Gross Revenue	487,054	518,080
Less: Warrant Contra Revenue	(730)	(2,500)
Net Revenue	486,324	515,580

Excluding Warrant Contra Revenue, the $29,256 decrease in revenue was driven by lower telecom revenues in the Americas, India and other countries as well as due to foreign exchange impact mainly in Argentina and India.

We have been successful in our strategy to diversify outside of telecommunication vertical which contributed around 39% of our revenue for the nine-month period ended September 30, 2019 as compared to 51% for the comparable period last year. We continue to focus on providing value added services to our telecom clients and shifting our business mix towards the premium market rather than the mass market.

We have been growing steadily in the e-commerce and consumer industry with our existing customers continue to increase their business with us. We continue to grow new business lines from our large clients in the media and cable industry vertical.

Our revenue growth in the current nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018 was also impacted negatively by fluctuations in foreign exchange particularly that of Argentine peso, South African rand, Australian dollar and Indian rupee relative to the US dollar.

Cost of services

Overall, Cost of services as a percentage of revenue decreased to 82.9% for the nine-month period ended September 30, 2019 as compared to 83.9% for the nine-month period ended September 30, 2018. Employee wages and benefit expense, rent expense and depreciation and amortization are the most significant costs for the Company, representing 76.6%, 5.6% and 4.1% of total Cost of services, respectively. The breakdown of Cost of services is listed in the table below:

	For the Nine Months Ended September 30, 2019		As percentage of Revenue
	2019	2018	2019	2018
Wages and benefits	$308,664	$237,922	63.5%	63.1%
Rent expense	22,591	13,413	4.6%	3.6%
Depreciation and amortization	16,380	15,166	3.4%	4.0%
Other	55,429	49,524	11.4%	13.2%
Total	$403,064	$316,025	82.9%	83.9%

Wages and benefits: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

For the nine-month period ended September 30, 2019, wages and benefits as a percentage of revenues increased slightly to 63.5%, compared to 63.1% for the nine-month ended September 30, 2018. This was due to the impact of the increase in minimum wages across several geographies. We are delivering on our ongoing strategy to diversify into more value-added premium services and high margin verticals and away from telecommunication.

Rent expense: Rent expense as a percentage of revenue increased to 4.6% for the nine-month period ended September 30, 2019, compared to 3.6% for nine-month period ended September 30, 2018. The increase was largely due to the combination of Startek with Aegis since the rent cost as a percentage of sales is higher for the legacy Startek business taking the consolidated rent costs as a percentage of sales higher. Additionally, we also commenced operations from one new center each in Jamaica and Tegucigalpa in the current period.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the nine-month period ended September 30, 2019 decreased to 3.4% as compared 4.0% for the nine-month period ended September 30, 2018.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs decreased to 11.4% as compared to 13.2%. The decrease was driven due to cost optimization and rationalization efforts undertaken post reverse acquisition between Startek and Aegis.

In aggregate, gross profit as a percentage of revenue for the nine-month period ended September 30, 2019 increased to 17.1% as compared to 16.1% for the nine-month period ended September 30, 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased slightly from 13.9% in the nine-month period ended September 30, 2018 to 14.8% in the nine-month period ended September 30, 2019. The increase is largely driven by the Aegis Transaction and the related costs of employees in the United States, which, as a percentage of sales for legacy Startek, is higher relative to legacy Aegis. As part of the Company-wide restructuring exercise, we have taken steps to rationalize costs.

Restructuring and other acquisition related costs

Restructuring and other acquisition related costs totaled $2,058 for the nine-month period ended September 30, 2019. This primarily relates to the restructuring of our U.S. and Latin America operations where we closed one delivery center each and restructure cost of employee severance. The acquisition related costs for the nine-month period ended September 30, 2018 of $12,776 relates to the acquisition of Aegis by Capital Square Partners and the Aegis Transactions.

Interest expense, net

Interest and other cost totaled $10,876 for the nine-month period ended September 30, 2019, compared to $11,433 for the nine-month period ended September 30, 2018. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the nine-month period ended September 30, 2019 was $4,550 compared to $1,519 for the nine-month period ended September 30, 2018.

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

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash held by the Company and all its foreign subsidiaries was $28,377 and $24,569 as at September 30, 2019 and December 31, 2018, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. The restricted cash balance as at September 30, 2019 stood at $10,582 as compared to $7,952 as at December 31, 2018. The restricted cash pertains to debt service reserve account that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the nine-month period ended September 30, 2019 and 2018 we reported net cash flows generated from operating activities of $6,621 and $4,215 respectively. The increase was driven primarily by higher operating profit and an increase in cash flows related to net changes in operating assets and liabilities.

Cash flows used in investing activities

For the nine-month period ended September 30, 2019 and 2018 we reported net cash used in investing activities of $7,710 and $5,912 respectively. Net cash used in investing activities during the nine-month period ended 2019 primarily consisted of capital expenditures.

Cash flows generated from financing activities

For the nine-month period ended September 30, 2019 and 2018 we reported net cash flows generated from financing activities of $5,394 and $1,892 respectively. During the nine-month period ended September 30, 2019  our net borrowings decreased by $1,169 across our various borrowing arrangements and amounts raised from the 2019 Equity Offering was $6,563.

Debt

For more information, refer to Note 10, "Debt," to our unaudited condensed consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS

There were no material changes in our contractual obligations during the nine months ended September 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective and were designed to ensure that all information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Other than the remediation plan to mitigate the material weaknesses identified by Plante Moran, PLLC, additions and modifications to policies and controls over implementation of new lease standard, there has been no change in our internal controls over financial reporting (as described in Rule 13a - 15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected or is reasonably likely to have material affect our internal controls.

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
101*

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

10.1	Letter Agreement with Rajiv Ahuja dated July 13, 2019	8-K	10.1	July 23, 2019

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Lance Rosenzweig	Date: November 7, 2019
Lance Rosenzweig
President and Global CEO
(principal executive officer)

By:	/s/ Ramesh Kamath	Date: November 7, 2019
Ramesh Kamath
Chief Financial Officer
(principal financial and accounting officer)