Form 10-K
period 2019-12-31
StarTek, Inc.
filed 2020-03-12
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

Commission file number 1-12793

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

6200 South Syracuse Way, Suite 485
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip code)

(303) 262-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	SRT	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐  No☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2019 was approximately $138.48 million. As of March 6, 2020, there were 38,528,400 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

2019 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Startek, Inc. (“Startek”, the Company”, “we”, “our” or “us”) is a global business process management company for some of the world’s most iconic brands in a variety of  markets. Operating under the global Startek and Aegis brand, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions and complete range of services around the customer life cycle management process (CLM). Our solutions are supported by over 47,000 employees, delivering services from 49 locations in 13 countries on five continents. Each day, our customer experience experts work together to deliver customer experiences that are personal, meaningful, and true to our clients’ brands.

The Company was founded in 1987. At that time, our business was centered on supply chain management services, which included packaging, fulfillment, marketing support and logistics services. After our initial public offering on June 19, 1997, we increasingly focused on operating customer care contact centers and grew to include our current suite of customer experience offerings. To help us remain strategically competitive while expanding our reach with new and existing clients, we acquired several companies from 2013 to 2015. On July 20, 2018, the Company acquired CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), which resulted in CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (“Capital Square Partners or CSP”) owning a majority of the Company's outstanding shares. Capital Square Partners, a Singapore based private equity fund, which owned Aegis, is now the majority shareholder in the Company, owning approximately 55% of our outstanding shares. For more details regarding our acquisition, please refer to Note 3 which forms part of notes to consolidated financial statement included in Item 8 of this Form 10-K. The combination greatly improved our competitive position in the market by providing us with access to many of the world’s most rapidly growing markets, multi-lingual offerings, a strong footprint, and the institution of operational excellence capabilities and industry best practices.

While we have customer engagement experience in almost every industry, we have developed tailored expertise in the telecom, media and cable, e-commerce and consumer, financial and business services and healthcare and education sectors. We serve approximately 225 clients globally, many of which are industry leaders in their respective verticals and geographies. We not only understand the industries in which our clients operate but also the unique challenges they face and the culture of the business or geography within which services are delivered. We believe our knowledge of best practices across different industries and an understanding of the solutions that can be implemented in the context of our clients’ operating environments enables us to improve processes and performance metrics and drive measurable results that differentiate our clients from their competitors. The trust and confidence that our clients have in us is understood by the long relationships we enjoy with many of our key clients, including servicing our top five clients for more than eight years on average.We hold the distinction of being a global company with a local flare that allows our customers determine efficiencies onshore, nearshore and off-shore. This multishare capability and capacity makes us a global brand allowing to craft customized experiences across cultures and continents.

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

Social Media: As part of our suite of omnichannel engagement services, we provide clients with social media listening, monitoring, response, risk and reputation management, campaign activation, and community and content moderation. Our social media experts authentically engage with our clients’ customers across multiple social platforms, blogs and forums, rating and review sites, and online stores. Our services use a combination of third-party tools and AegisLISAn , our proprietary, omnichannel social CRM platform that tracks and monitors social conversation threads across numerous niche digital streams and helps clients derive actionable intelligence and opportunities to enhance the value of their brands from the conversation clutter.

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

As of December 31, 2019, we had a diverse client base of more than 225 clients across a variety of verticals, including companies that we believe are among the leading players in their respective industries. Approximately 38% of our revenue is derived from clients within the telecommunications industry which has resulted in a rapidly evolving environment for service providers. Our focus is on the continued diversification of the industries we serve by targeting high growth verticals such as e-commerce and consumer, financial and business services, healthcare and education and travel and hospitality. Our revenues for the twelve months ended December 31, 2019 by industries served were as follows:

Twelve months ended December 31, 2019
Telecom	38%
E-commerce & Consumer	16%
Financial & Business Services	8%
Media & Cable	14%
Travel & Hospitality	11%
Healthcare & Education	7%
Technology, IT & Related Services	2%
Others	4%

In the twelve months ending December 2019, our top five and ten clients represented 39% and 51% of total revenue, respectively.  We enter into Master Service Agreements (MSAs) that cover all our work for each client. These MSAs are typically multi-year contracts that may or may not include auto-renewal provisions. Although they typically do not include contractual minimum volumes and are generally terminable by the client without penalty upon prior written notice, our relationships with our top five clients have averaged around eight years, including multiple contract renewals for several of these clients.

Our clients’ customer experience needs continue to evolve and are expanding beyond basic order processing or first-tier calls to handling complex issues requiring advanced problem-solving skills, an in-depth understanding of their customers, sourcing the relevant technology capabilities to deliver personalized customer experience (CX), and building a highly-qualified talent pool for managing the customer experience. The digital outsourcing drivers for enterprises such as access to better technology, analytics, and omnichannel solutions are increasingly becoming more important than traditional outsourcing drivers. Our clients are looking to us to provide them with next generation technology solutions to help them solve key business problems. We are investing in digital solutions and automation technologies to unlock customer insights that is adjacent to world class customer experience using state of the art digital technologies. We are committed to delivering solutions through which we partner with our clients to achieve and deliver the desired customer experience.

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

Strategy

We are committed to building the premier, high performance partner for the world’s finest brands while generating profitable growth for our investors. Following our recent business combination with Aegis, our clients have begun to experience the benefit of our global reach and access to new markets, multilingual offerings, and new digital solutions. We believe that the foundation for our success is strong, and we continue to expect synergies, revenue growth, and operating efficiencies from the combination. To that end, we plan to continue:

•	Growing deeper, more strategic relationships with our existing global client base through our broader delivery capabilities and expanded suite of solutions;
•	Pursuing new clients in high growth industries that are committed to differentiation by putting the customer experience first;
•	Investing in our sales leadership to accelerate growth across a broad set of industries and geographies;
•	Improving our market position by becoming the leader in customer experience management services;
•	Improving profitability through operational improvements, increased utilization and higher margin accounts;
•	Expanding our global delivery platform to meet our clients' needs;

•	Broadening our service offerings through more innovative, technology-enabled and added-value solutions; and
•	Attracting and retaining a high performing, motivated and diverse workforce, capable of handling increasingly more complex customer issues.
•	Focus on every geography and yet keep a global Brand and global best practices.

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

Industry

The worldwide customer management business process outsourcing ("CM BPO") market is projected to grow steadily at slightly above 4% compounded annual growth rate ("CAGR") through 2023, according to industry research firms. By the end of 2023, it is estimated that the CM BPO industry will achieve a total market size of around $240 billion. Approximately 52% of the worldwide BPO spend comes from the Americas region, while Asia-Pacific region has the strongest growth (around 5% CAGR). Evolving buyer expectations to deliver next-generation CX will continue to fuel growth as brands increasingly turn to service providers to support their ongoing efforts for digital transformation.

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

Competition

The global contact center outsourcing market in which we operate is competitive. While many companies provide customer engagement solutions and services, we believe no one company is dominant in the industry. The industry continues to consolidate but remains very fragmented with the five largest competitors combined capturing less than 20% of the global market.

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

Employees

We recognize our employees as the core of our success and provide them with learning opportunities, multicultural exposure, international work opportunities, and multiple career paths. As of December 31, 2019, we employed approximately 47,000 employees in 13 countries on five continents. Approximately 93% of our employees are located outside the United States. Approximately 8% of our employees were members of a labor union or were covered by collective bargaining agreements, most of which are mandated under national labor laws outside the United States. These agreements are subject to periodic renegotiations, and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements. We consider our employee relations to be good.

CORPORATE INFORMATION

Our principal executive offices are located at 6200 South Syracuse Way, Suite 485 , Greenwood Village, Colorado. Our telephone number is (303) 262-4500. Our website address is www.startek.com.  Our stock currently trades on the New York Stock Exchange ("NYSE") under the symbol SRT. Our global executives are spread around the world and ensure that we have right leadership near moment of truth.

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

Revenue from our five largest clients together accounted for 39% and our top client accounted for 17% of our total revenues for the twelve months ending December 31, 2019. Any loss of business from any major client could reduce our revenue and significantly harm our business.

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

A substantial portion of our clients are concentrated in the telecommunication industry. During the twelve months ended December 31, 2019, we derived 38% of our total revenues from the telecommunication industry. During 2019, certain of our clients from the telecommunications industry have terminated contracts and/or reduced volumes. This has resulted in significant reduction in our revenues from the United States and have also resulted in sharp decrease in profitability. We expect to continue to experience volatility with regards to call volumes with our telecommunications clients in 2020, and the shift in client demand from customer voice experience solutions toward digital customer experience solutions may increase as digital solutions become more effective at resolving customers’ needs. This may lower the demand for our services or impact the prices that we can obtain for our services and consequently, adversely affect our revenues and profitability. A reduction in the amount of business we receive from our clients could also result in stranded capacity and costs and adversely affect our business, results of operations and financial condition.

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

As a result of two significant business combinations, we carry a significant amount of goodwill on our balance sheet. Goodwill is subject to impairment review at least annually. Impairment testing under US Generally Accepted Accounting Principles may lead to impairment charges in the future. Any significant impairment charges could have a material adverse effect on our results of operations. As of December 31, 2019, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in an impairment loss of $7,146 in Argentina owing primarily to the devaluation of the local currency and South Africa due to the business outlook.

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

Our financial condition and results of operations for 2020 could get adversely affected by health pandemics such as the recent Coronavirus or COVID-19 outbreak.

Our business could be materially and adversely affected by health pandemics, including, but not limited to, outbreaks of the Coronavirus or COVID-19. Outbreaks of COVID-19 have alarmed people around the world, affecting economic activity around the world. More recently, cases of the COVID-19 virus have been identified internationally, including confirmed human outbreaks and deaths. Any prolonged pandemic of the COVID-19, or other contagious infection in the markets in which we do business may result in worker absences, lower asset utilization rates, voluntary closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. Moreover, health epidemics may force local health and government authorities to mandate the closure of our offices and delivery centers. Any prolonged or widespread health pandemic could severely disrupt our business operations, result in a significant decrease in demand for our services, and have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although most of our revenue and costs are in local currency of the geography we operate in, we do run a currency risk because we deliver a portion of our business in an offshore location relative to the location of our clients. In such offshore deals, in certain geographies revenue is generated in U. S. Dollars but operating costs are paid in local currencies. Thus, we are exposed to market risk from changes in the value of these currencies to the US dollar. We engage in hedging activities relating to our exposure to such fluctuations in the value of the Canadian dollar and the Philippine peso. Our term lenders require us to enter into foreign currency range forward contracts with regards to Indian rupee, Malaysian ringgit and Australian dollar relative to the US dollar. These forward contract hedges are not designated hedges under ASC 815, Derivatives and Hedging. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from strengthening or weakening of these currencies against the U.S. dollar.

Some of the countries we have presence in have experienced inflation and volatility in the past and some Latin American countries, such as Argentina, have recently been classified as hyperinflationary economies. While inflation may not have a significant effect on the profit and loss of a local subsidiary itself, depreciation of the local currency against the U.S. dollar would reduce the value of the dividends payable to us from our operating companies. We report our financial results in U.S. dollars and our results of operations would be adversely affected if these local currencies depreciate significantly against the U.S. dollar, which may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period end exchange rate, and income and cash flow statements at average exchange rates for the year.

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

Due to the global nature of our operations, we are subject to the complex and varying tax laws and rules of several jurisdictions and have material tax-related contingent liabilities that are difficult to predict or quantify. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and our estimated taxable income within each of these jurisdictions. The Tax Cut and Jobs Act adopted by the United States in 2017 has significant changes to the tax laws applicable to us including a reduction in the corporate tax rate to 21%, the enactment of 100% depreciation expensing for capital expenditures and other items. During 2020, we expect to repatriate our future non-U.S. earnings to the United States and will pay non-U.S. withholding taxes associated with such repatriation.

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

As of December 31, 2019, we had total indebtedness of $174,868. Our level of indebtedness may have significant negative effects on our future operations, including:

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

One of the subsidiaries of the Company was in non-compliance with respect to one of such covenants for the relevant period ended December 31, 2019. This was due to step-up in the requirement of the covenant relative to the previous period when the Company was in compliance. The Company sought from the respective lender consortium an appropriate waiver with regards to this non-compliance. The Company has since received the requisite waiver from the relevant lender consortium. Further, we have received an in-principle approval from the lender consortium to revise the basis of the covenant testing going forward. Basis the revised covenant testing approach, we would have met the covenant for December 31, 2019 and also expect to meet all covenants in the future.

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

In addition, we are exposed to adverse changes in our key clients’ payment policies, which could have a material adverse impact on our ability to fund our working capital needs. During the twelve months ended December 31, 2019, our average days sales outstanding (“DSO”) was approximately 60 days. If our key clients implement policies which extend the payment terms of our invoices, our working capital levels could be adversely affected and our finance costs may increase. If we are unable to fund our working capital requirements, access financing at competitive prices or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations and prospects could be adversely affected.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During the twelve months ended December 31, 2019, we generated approximately 81% or $535 million of our revenue from operations outside the United States. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

During the twelve months ended December 31, 2019, our Argentina operations accounted for 6.1% of our total revenue. Argentina has been facing economic difficulty for the past several years. Since 2015, the Argentine economy has experienced a recession, as well as a political and social crisis, and the significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product (“GDP”) growth, and regulatory changes, the continued depreciation of the Argentine peso may have a negative impact on our business in Argentina.

The country has been experiencing high inflation in recent years and there can be no assurance that Argentina will not experience another recession, higher inflation, devaluation, unemployment and social unrest in the future.

In the past, Argentina has been under a severe exchange control system that required government approval for any transfer of funds. Although administrations have taken measures to lift foreign exchange controls there can be no assurance that the Argentine government will not impose new restrictions on the transfer of funds from Argentina to preserve and protect foreign exchange reserves. If we are unable to repatriate funds from Argentina for whatever reason, we will not be able to use the cash flow from our Argentine operations to finance our operating requirements elsewhere or to satisfy our debt obligations.

Market Related Risks

Our largest stockholder has the ability to significantly influence corporate actions.

Capital Square Partners (“CSP”), a Singapore-based private equity fund, is our principal shareholder following the combination of Aegis and the Company. CSP owns approximately 55% of our outstanding stock. The Stockholders Agreement dated July 20, 2018, gives CSP the right to appoint majority directors on our Board of Directors including the Chairman of the Board of Directors. Currently there are four Directors appointed by CSP, including the Executive Chairman and CEO.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2019, we had operating centers in the following cities, containing in the aggregate approximately 2,650 thousand square feet:

Country	Number of Facilities	Total (Thousand Sq. Ft.)
US	10	364
Canada	1	49
Philippines	4	81
Honduras	3	198
Caribbean	1	25
Argentina	4	132
India	16	865
Malaysia	3	559
Sri Lanka	1	34
Peru	1	18
South Africa	2	92
Australia	1	52
Saudi Arabia	2	181
Total	49	2,650

All the above facilities are leased except one site in India which is owned by us. Sites that are not currently operating as of December 31, 2019 are not included in the list above.

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

HOLDERS OF COMMON STOCK

As of March 6, 2020, there were approximately 24 record holders and 38,528,400 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

OVERVIEW

Startek is a global business process outsourcing company that provides omnichannel customer interactions, technology and back-office support solutions for some of the world’s most iconic brands in a variety of vertical markets. Operating under Startek and Aegis brand, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions powered by the science of dialogue, we deliver personalized experiences at the point of conversation between our clients and their customers across every interaction channel and phase of the customer journey.

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

SIGNIFICANT DEVELOPMENTS

None

RESULTS OF OPERATIONS —  TWELVE MONTHS ENDED DECEMBER 31, 2019 AND NINE MONTHS ENDED DECEMBER 31, 2018

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

Upon filing of the 8-K/A on October 5, 2018, the fiscal year end of the Company was changed from March 31 to December 31 by the Board of Directors. Consequently, the fiscal year ending December 31, 2018 comprises of 9-months of operations from April 1, 2018 to December 31, 2018. As a result, the financials discussed below are not strictly comparable as the financials for the nine months period ended December 31, 2018 represent only Aegis operations until July 20, 2018 and the twelve months period ended December 31, 2019 represents the combined operations of Aegis and Startek for the full period.

Revenue

Our gross revenues for the twelve months ended December 31, 2019 increased by 56.8% to $659,205 as compared to $420,317 for the nine months ended December 31, 2018. The increase in revenues is due to the consolidation of Startek with Aegis and also as we are comparing twelve months period for 2019 with nine months period for 2018.

The nine months ended December 31, 2018 includes only Aegis until July 20, 2018 while the current twelve months ended December 31, 2019 includes both Startek and Aegis. In order to promote a better understanding of the overall results of the combined business, we are providing below pro forma revenues for the twelve months ended December 31, 2018 combining the revenues for Aegis and Startek for full period.

The financial information presented below is presented for illustrative purposes only and does not purport to represent what the results of operations of operations would actually have been had the combination of Aegis and Startek occurred on January 1, 2018, or to project the combined results of operations for any future periods.

	For Twelve months ended	Pro forma for Twelve months ended
	December 31, 2019	December 31, 2018
Revenues	659,205	676,665
Warrant Contra Revenue	(1,295)	(2,500)
Net Revenue	657,910	674,165

Our net revenues for the twelve months ended December 31, 2019 was $657,910 compared to $674,165 for the twelve months ended December 31, 2018 on a pro forma basis. The breakdown of our revenues from various industry verticals for twelve months ended December 31, 2019 and December 31, 2018 on a pro forma basis is as follows:

	Twelve months ended December 31, 2019	Twelve months ended December 31, 2018
Telecom	38%	49%
E-commerce & Consumer	16%	13%
Financial & Business Services	8%	9%
Media & Cable	14%	11%
Travel & Hospitality	11%	9%
Healthcare & Education	7%	5%
Technology, IT & Related Services	2%	2%
Others	4%	2%

The decrease in revenue was driven by the lower revenues in telecommunications vertical partly offset by higher revenues in other verticals.

We have been successful in our strategy to diversify outside of telecommunication vertical which contributed around 38% of our revenue for the twelve months ended December 31,2019 as compared to 49% for the comparable twelve months ended December 31, 2018. We continue to focus on providing value added services to our telecom clients and shifting our business mix towards the premium market rather than the mass market.

We have been growing steadily in the e-commerce and consumer industry with our existing customers continue to increase their business with us. We continue to grow new business lines from our large clients in the media and cable industry vertical.

Our revenue decline in the twelve months ended December 31, 2019 as compared to the proforma revenues for the twelve months ended December 31, 2018 was also impacted negatively by fluctuations in foreign exchange particularly that of Argentine peso and Indian rupee relative to the US dollar.

Cost of Services and Gross Profit

Overall, cost of services as a percentage of revenue decreased to 83.1% for the twelve months ended December 31, 2019 as compared to 84.6% for the nine months ended December 31, 2018. Employee benefit expense, rent costs and Depreciation and amortization are the most significant costs for the Company, representing 76.3%, 5.5% and 4.0% of total Cost of services, respectively. The breakdown of cost of services is listed in the table below:

			As % of sales
	Twelve months ended December 31, 2019	Nine months ended December 31, 2018	Current period	Prior period
Employee benefit expenses	$417,497	$262,956	63.5%	62.6%
Rent	30,271	17,290	4.6%	4.1%
Depreciation & amortization	21,919	15,300	3.3%	3.6%
Others	77,327	60,045	11.8%	14.3%
Total	$547,014	$355,591

Employee benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

For the twelve months ended December 31, 2019, Employee benefit expenses as a percentage of revenues increased to 63.5% as compared to 62.6% for the nine months ended December 31, 2018. This was due to the impact of the increase in minimum wages across several geographies. We continue pursuing the strategy to diversify into more value-added premium services and high margin verticals and away from telecommunication.

Rent expense: Rent expense as a percentage of revenue increased to 4.6% for the twelve months ended December 31, 2019 as compared to 4.1% for nine months ended December 31, 2018. The increase was largely due to the combination of Startek with Aegis since the rent cost as a percentage of sales is higher for the legacy Startek business taking the consolidated rent costs as a percentage of sales higher. We also added a new site in Jamaica and a second center in Tegucigalpa in the current financial year.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the twelve months ended December 31, 2019 was lower at 3.3% as compared 3.6% for the nine months ended December 31, 2018.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs reduced from 14.3% to 11.8%. The reduction was due to mainly lower outsourcing and traveling expenses.

As a result, gross profit as a percentage of revenue for the twelve months ended December 31, 2019 increased to 16.9% as compared to 15.4% for the nine months ended December 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 14.3% in the nine months ended December 31, 2018 to 13.9% in the twelve months ended December 31, 2019. The decrease was largely due to the full year impact of the cost optimization and rationalization efforts undertaken by the Company as part of the post-merger integration of the Startek and Aegis.

Impairment Losses and Restructuring Charges, Net

Impairment losses and restructuring costs, net totaled $9,827 for the twelve months ended December 31, 2019 as compared to $3,962 for the nine months ended December 31, 2018. The expense for the year 2019 primarily relates to goodwill impairment losses and restructuring of our U.S. and Latin America operations where we closed one delivery center each. Our annual impairment testing resulted in an impairment loss of $7,146 in Argentina owing primarily to the devaluation of the local currency and South Africa due to the business outlook.

Acquisition related cost

Acquisition related cost for the nine month ended December 31, 2018 consist of professional and advisory fees related to the Aegis Transactions.

Interest Expense, Net

Interest expense, net totaled $15,824 for the twelve months ended December 31, 2019 as compared to $11,220 for the nine months ended December 31, 2018. The increase is primarily due to interest expense on our term debt and revolving line of credit facilities.

Income Tax Expense (Benefit)

Income tax expense for the twelve months ended December 31, 2019 was $4,791 compared to $3,570 for the nine months ended December 31, 2018. Income tax expense for the current period is primarily related to our Malaysia, India and South Africa operations. Additionally, we also pay withholding taxes related to movement of funds between various geographies primarily to service our debt facilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, our working capital facilities, and term debt. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on our working capital facilities periodically for ongoing working capital needs. The Company expects to meet all its debt obligations and related financial covenants in a timely manner. If we are not able to meet these covenants, our ability to respond to changes in the business or economic conditions may be limited, and we may be unable to engage in certain activities that otherwise may be beneficial to our business. We can provide no assurance that we will be able to meet the financial covenants under our credit facility, or that in the event of noncompliance, we will be able to obtain waivers or amendments from our lenders.

As per the various debt agreements, the Group is required to meet certain financial covenants on a quarterly basis. One of the subsidiaries of the Company was in non-compliance with respect to one of such covenants for the relevant period ended December 31, 2019. This was due to step-up in the requirement of the covenant relative to the previous period when the Company was in compliance. The Company sought from the respective lender consortium an appropriate waiver with regards to this non-compliance. The Company has since received the requisite waiver from the relevant lender consortium. Further, we have received an in-principle approval from the lender consortium to revise the basis of the covenant testing going forward. Basis the revised covenant testing approach, we would have met the covenant for December 31, 2019 and also expect to meet all covenants in the future.

The following discussion highlights our cash flow activities during the twelve months ended December 31, 2019, and for the nine months ended December 31, 2018.

Cash and cash equivalents

Cash and cash equivalents and restricted cash held by the Company and all its foreign subsidiaries was $32,626 and $24,569 as at December 31, 2019 and December 31, 2018, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. The restricted cash balance as at December 31, 2019 stood at $12,162 as compared to $7,952 as at December 31, 2018. The restricted cash pertains to debt service reserve account that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the twelve months ended December 31, 2019, and nine months ended December 31, 2018 we reported net cash flows generated from operating activities of $26,556 and $1,508 respectively. The increase in cash flows were primarily due to higher operating profits generated in the current period.

Cash flows used in investing activities

For the twelve months ended December 31, 2019, and nine months ended December 31, 2018 we reported net cash used in investing activities of $(14,256) and $(6,146) respectively. Net cash used in investing activities during the twelve months ended 2019 primarily consisted of capital expenditures.

Cash flows generated from financing activities

For the twelve months ended December 31, 2019 and nine months ended December 31, 2018 we reported net cash flows (used in)/generated from financing activities of ($3,948) and $7,823 respectively. During the year ended December 31, 2019 our net borrowings reduced by $10,658 across our various borrowing arrangements and we collected $6,710 from the issuance of common stock.

Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launches or service offerings could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors". To limit our credit risk, management from time to time will perform credit evaluations of our clients. Management does not believe substantial credit risk existed as of December 31, 2019.

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

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the cash proceeds are received by the Company. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $9,872 for twelve months ended December 31, 2019.

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

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2019 for a complete description of our critical accounting policies and estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek is qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2019 and nine months ended December 31, 2018
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018
Consolidated Statements of Cash Flows for the year ended December 31, 2019 and nine months ended December 31, 2018
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019 and nine months ended December 31, 2018
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Startek, Inc.
Greenwood Village, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal controls over financial reporting of Startek, Inc (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of income and other comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as “consolidated financial statements”) and our report dated  March 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified material weaknesses related to Information Technology General Controls over an accounting software application in the United States where they observed that 1) access controls designed for certain users of the application did not operate during the year, and 2) change controls, for the said set of users, were not designed to prevent or detect changes, if any, made to the application database, indicating absence of change controls thereon.

These material weaknesses were considered in determining the nature, timing, and extent of our audit procedures that were applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 12, 2020 on those consolidated financial statements.

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

/s/ BDO India LLP

Mumbai, India

Report Date: March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Startek, Inc.
Greenwood Village, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Startek, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of income and other comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)  and our report dated March 12, 2020 expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/ BDO India LLP

We have served as the Company’s auditor since 2019.

Mumbai, India

March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

StarTek, Inc.

Greenwood Village, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of StarTek, Inc. and subsidiaries (the “Company”) as of December 31, 2018; the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the period then  ended; and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Plante & Moran, PLLC

We began serving as the Company's auditor in 2014. In 2019 we became the predecessor auditor.

Denver, Colorado

March 14, 2019

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Other Comprehensive Income (loss)
(Dollars in thousands, except share and per share data)

	Year ended December 31, 2019	Nine months ended December 31, 2018
Revenue	659,205	420,317
Warrant contra revenue	(1,295)	-
Net revenue	657,910	420,317
Cost of services	(547,014)	(355,591)
Gross profit	110,896	64,726

Selling, general and administrative expenses	(91,363)	(60,020)
Impairment losses and restructuring cost	(9,827)	(3,962)
Acquisition related cost	11	(7,036)
Operating Income/ (Loss)	9,717	(6,292)

Share of profit/ (loss) of equity-accounted investees	(226)	115
Interest expense, net	(15,824)	(11,220)
Exchange gain (loss), net	(2,157)	(1,309)
Loss before income taxes	(8,490)	(18,706)
Income tax expense	(4,791)	(3,570)
Net loss	(13,281)	(22,276)
Net loss attributable to Startek shareholders	(15,018)	(24,312)
Net income/(loss) attributable to non-controlling interests	1,737	2,036

Other comprehensive (loss) / income, net of tax
Foreign currency translation	(579)	(3,879)
Change in fair value of derivative instruments	490	(15)
Pension amortization	(740)	(2,246)
Comprehensive Income/ (loss) for the year	(14,110)	(28,416)
Comprehensive Income/ (loss) attributable to Startek shareholders	(15,493)	(29,457)
Comprehensive income (loss) attributable to non-controlling interests	1,383	1,041

Net loss per common share - basic and diluted	(0.39)	(0.80)
Weighted average common shares outstanding - basic and diluted	38,132	30,518

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of December 31, 2019	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	20,464	16,617
Restricted cash	12,162	7,952
Trade accounts receivables, net	108,479	107,836
Unbilled revenue	41,449	42,135
Prepaid expenses and other current assets	12,008	18,850
Total current assets	194,562	193,390

Non-current assets
Property, plant and equipment, net	37,507	42,242
Operating lease right-of-use assets	73,692	-
Intangible assets, net	110,807	121,336
Goodwill	219,341	225,450
Investment in equity affiliates	553	2,097
Deferred tax assets, net	5,251	5,048
Prepaid expenses and other non-current assets	16,370	15,076
Total non-current assets	463,521	411,249
Total assets	658,083	604,639

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	25,449	26,886
Short term debt	26,491	21,975
Current maturity of long term debt	17,601	9,800
Current maturity of operating lease obligation	19,677	-
Current maturity of finance lease obligation	632	1,816
Accrued expenses and other current liabilities	82,598	84,881
Total current liabilities	172,448	145,358

Non-current liabilities
Long term debt	130,144	152,100
Operating lease liabilities	54,341	-
Accured Expense and other non-current liabilities	11,140	11,907
Deferred tax liabilities, net	18,226	18,901
Total non-current liabilities	213,851	182,908
Total liabilities	386,299	328,266

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 38,525,636 and 37,446,323 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	385	374
Additional paid-in capital	276,827	267,317
Accumulated (deficit) / earnings	(46,145)	(31,127)
Accumulated other comprehensive income (loss)	(6,022)	(5,547)
Equity attributable to Startek Shareholders	225,045	231,017
Non-controlling interest	46,739	45,356
Total stockholders’ equity	271,784	276,373
Total liabilities and stockholders’ equity	658,083	604,639

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands, except share and per share data)

	Year ended December 31, 2019	Nine months ended December 31,2018
Operating activities
Net Income/(loss)	(13,281)	(22,276)

Adjustments to reconcile net income/ (Loss) to net cash provided by (used in) operating activities
Depreciation and amortisation	29,723	20,462
Impairment of goodwill	7,146
Share of (profit)/loss of equity affiliates	226	(115)
Warrant contra revenue	1,295	-
Impairment /(profit) on sale of PPE	-	483
Share-based compensation expense	1,516	674
Deferred tax (benefit) / expenses	(1,101)	7
Provision for doubtful accounts	1,640	2,253

Changes in operating assets and liabilities
Trade accounts receivable	(4,492)	(10,982)
Prepaid expenses and other assets	4,199	1,643
Trade accounts payable	(734)	(669)
Accrued expenses and other current liabilities	962	14,503
Income taxes, net	(542)	(4,475)
Net cash provided by operating activities	26,556	1,508

Investing activities
Purchase of property, plant and equipment (net)	(15,564)	(7,690)
Cash and cash equivalents acquired on reverse merger	-	1,496
Proceeds from equity-accounted Affiliates	1,308	48
Net cash used in investing activities	(14,256)	(6,146)

Financing activities
Proceeds from issuance of common stock	6,710	4,605
Payments on long term debt	(9,800)	(4,200)
Proceeds from other debt, net	(858)	10,555
Dividends paid	-	(3,137)
Net cash (used-in)/provided by financing activities	(3,948)	7,823

Net increase/(decrease) in cash and cash equivalents	8,352	3,185
Effect of exchange rate changes on cash and cash equivalents	(295)	(1,535)
Cash and cash equivalents at the beginning of period	24,569	22,919
Cash and cash equivalents at the end of period	32,626	24,569

Components of cash and cash equivalents
Cash on hand	9	12
Restricted cash	12,162	7,952
Balance with banks on current account	20,455	16,605
Total cash and cash equivalents	32,626	24,569

Supplemental disclosure of Cash Flow Information
Cash paid for Interest	15,329	9,687
Cash paid for income taxes	6,379	7,654
Non cash warrant contra revenue	1,295	-
Non cash share-based compensation expenses	1,516	674

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity
(Dollars in thousands, except share and per share data)

	Common stock				Other items of OCI
	Shares	Amount	Additional paid in capital	Accumulated earnings (deficit)	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Equity attributable to Startek Shareholders	Non controlling interest	Total Stockholders equity

Balance at April 1, 2018	20,600,000	206	153,704	(6,815)	(110)	-	(292)	146,693	47,452	194,145
Common stock sold to CSP related to Aegis acquisition	166,667	2	1,998	-	-	-	-	2,000	-	2,000
Purchase accounting entries due to the Aegis transactions	16,226,392	162	108,340	-	-	-	-	108,502	-	108,502
Issuance of common stock	453,264	4	2,601	-	-	-	-	2,605	-	2,605
Share-based compensation expenses	-	-	674	-	-	-	-	674	-	674
Net income (loss)	-	-	-	(24,312)	-	-	-	(24,312)	2,036	(22,276)
Dividend paid in cash	-	-	-	-	-	-	-	-	(3,137)	(3,137)
Other comprehensive loss for the period	-	-	-	-	(3,879)	(15)	(1,251)	(5,145)	(995)	(6,140)
Balance at December 31, 2018	37,446,323	374	267,317	(31,127)	(3,989)	(15)	(1,543)	231,017	45,356	276,373

Issuance of common stock	1,079,313	11	6,699	-	-	-	-	6,710	-	6,710
Share-based compensation expenses	-	-	1,516	-	-	-	-	1,516	-	1,516
Warrant contra expenses	-	-	1,295	-	-	-	-	1,295	-	1,295
Net income (loss)	-	-	-	(15,018)	-	-	-	(15,018)	1,737	(13,281)
Other comprehensive loss for the period	-	-	-	-	(579)	490	(386)	(475)	(354)	(829)
Balance at December 31, 2019	38,525,636	385	276,827	(46,145)	(4,568)	475	(1,929)	225,045	46,739	271,784

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

1.	OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a global business process outsourcing company that provides omnichannel customer interactions, technology and back-office support solutions for some of the world’s most iconic brands in a variety of vertical markets. Operating under the Startek and Aegis brand, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, we deliver personalized experiences at the point of conversation between our clients and their customers across every interaction channel and phase of the customer journey.

Startek has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs. We manage programs using a variety of multichannel ustomer interactions, including voice, chat, email, social media and back-office support. Startek has facilities in India, United States, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru and Sri Lanka.

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

On May 17, 2019, the Company entered into a Stock Purchase Agreement with the Aegis stockholder and certain additional investors, pursuant to which the Company issued and sold 692,520 shares of Common Stock at a purchased price of $7.48 per share, or a total purchase price of $5,180 (the “ 2019 Equity Offering”). The Aegis stockholder purchased 100,267 shares of Common Stock in the 2019 Equity Offering. Post this transaction Aegis Stockholder holds approximately 55% of outstanding common stock.

Upon filing of the 8-K/A on October 5, 2018, the fiscal year end of the Company was changed from March 31 to December 31 by the Board of Directors. Consequently, the fiscal year ending December 31, 2018 comprises of 9-months of operations from April 1, 2018 to December 31, 2018.

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interests" in our Consolidated Statements of Comprehensive Income (loss).

The consolidated balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date. Refer "Form 10-KT" filed with the Securities and Exchange Commission on March 14, 2019 for further information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, purchase price allocations, valuation allowances for deferred tax assets and restructuring costs. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is estimated for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. The allowance for doubtful accounts is $1,847, as of December 31, 2019 and December 31, 2018.

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

The Company elected the practical expedient permitted under the transition guidance under Topic 842, which amongst other matters, allowed the Company (i) not to apply the recognition requirements to short-term leases (leases with a lease term of 12 months or less), (ii) not to reassess whether any expired or existing contracts are or contain leases, (iii) not to reassess the lease classification for any expired or existing leases, and (iv) not to reassess initial direct costs for any existing leases. The adoption resulted in the recognition of ROU assets of $74,420 and lease liabilities of $75,680 for operating leases as of January 1, 2019.

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

Estimated Useful Life (in years)
Buildings and building improvements	10 - 30
Telephone and computer equipment	3 - 5
Furniture, fixtures, and miscellaneous equipment	5 - 7
Software	3 - 6

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a qualitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer Note 4 for information and related disclosures.

Intangible Assets
We amortize all acquisition-related intangible assets that are subject to amortization using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful life (in years)
Customer Relationship	8 - 13.5
Brand	13.5
Trademarks	15
Developed Technology	5

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

The consolidated statement of income reflects the Company’s share of the results of operations of the equity affiliates. When there has been a change recognized directly in the equity of the equity affiliates, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity accounted investment are eliminated to the extent of the interest in the equity affiliates. The Company’s share of profit/loss of equity affiliates is shown on the face of the statement of operations. During the year ended December 31, 2019, the Company has recognized an impairment loss of  $1200 and it is included in the ‘share of profit of equity affiliates’ in the statement of operations.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future intercompany obligations.  The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be re-classified to operations as the forecasted intercompany obligations are incurred, typically within one year.  During the year ended December 31, 2019, our cash flow hedges were highly effective and hedge ineffectiveness was not material. While we expect that our derivative instruments that have been designated as hedges will continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in earnings.

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country. Within consolidated retained earnings at December 31, 2019 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. At December 31, 2019, the Company has a deferred tax liability of $2,282 for the estimated taxes associated with the repatriation of these earning. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the Global intangible low taxable income and under certain other circumstances.

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

When a net loss is reported, potentially issuable common shares are generally excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. For more information refer to Note 6, "Net Loss per share".

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The amendment makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post retirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020. We do not expect the adoption of ASU 2018-14 will have a material impact on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company wishes to early adopt this in fiscal year beginning January 1, 2020. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In December 2019, FASB issued ASU 2019-12 which modifies ASC 740 to simplify accounting for income taxes. ASU 2019-12 amends the requirements related to the accounting for “hybrid” tax regimes. FASB amended ASC 740-10-15-4(a) to state that an entity should include the amount of tax based on income in the tax provision and should record any incremental amount recorded as a tax not based on income. This amendment effectively reverses the order in which an entity determines the type of tax under current U.S. GAAP. The Company does not have a hybrid tax regime currently.

FASB also removed the previous guidance that prohibit recognition of a DTA for a step up in tax basis “except to the extent that the newly deductible goodwill amount exceeds the remaining balance of book goodwill.” Instead, the amended guidance contains a model under which an entity can consider a list of factors in determining whether the step-up in tax basis is related to the business combination that caused the initial recognition of goodwill or to a separate transaction. The Company does not have a step up in tax basis for goodwill.

ASU 2019-12 also modified intra-period tax allocation exception to incremental approach. As per the modification, an entity should determine the tax effect of income from continuing operations without considering the tax effect of items that are not included in continuing operations, such as discontinued operations or other comprehensive income. The Company does not believe this to have material impact on their consolidated financial statements.

The ASU also makes one minor improvements to the Codification topics. Tax benefit of tax-deductible dividends on allocated and unallocated employee stock ownership plan shares shall be recognized in the income statement. FASB decided to change the phrase “recognized in the income statement” to “recognized in income taxes allocated to continuing operations” to clarify where income tax benefits related to tax-deductible dividends should be presented in the income statement. This improvement is not expected to have material impact on the Company.

The above amendments are effective for fiscal years beginning after December 15, 2020.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements with respect to fair value measurements. The ASU has certain new disclosure requirements, eliminated certain disclosure requirements and has modified certain disclosure requirements. The ASU is effective for the Company beginning January 1, 2020, including interim periods in fiscal year 2020. This improvement is not expected to have material impact on the disclosure of the Company.

In June 2018, the FASB issued an ASU that expanded the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments to non employees in exchange for goods and services. That ASU substantially aligned the accounting for share-based payments to non employees and employees. In November 2019, FASB issued ASU 2019-08 which requires all share based payments to customers to adopt the measurement approach in accordance with ASC 718. The amount recorded as a reduction of the transaction price is measured using the grant date fair value of the share based payment. The award is measured and and classified under ASC 718 for its entire life, unless the award is modified after it vests and the grantee is no longer a customer. The ASU 2019-08, will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. The ASU is effective for the company in fiscal years beginning after December 15, 2019. The adoption of this ASU will have an effect on measurement of share warrants issued to Amazon (Refer Note 11). The Company is in process of evaluating the quantification of impact of the new guidance.

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

The following table presents the purchase price and the fair value of the identifiable assets and liabilities:

Amount
Stock consideration (based on shares outstanding immediately prior the closing date)	16,226,392
Closing share price on July 20, 2018	$6.81
Total allocable purchase price	$110,502

Amount
Cash and cash equivalents	1,496
Other current assets	46,094
Property, plant and equipment, net	15,930
Identifiable intangible assets	28,960
Goodwill	64,345
Other non-current assets	3,204
Current liabilities	(22,548)
Non-current liabilities	(26,979)
Purchase price	$110,502

The goodwill recognized was attributable primarily to the acquired workforce, increased utilization of our global delivery platform and other synergistic benefits. Goodwill from this acquisition is not expected to be deductible for tax purposes.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2019, the carrying value of goodwill relating to business acquisitions is $219,341. Following the internal re-organisation and revised operating model explained within note 14, we have determined our new reporting units to be as follows:

Reporting Units:	Amount
Americas	64,315
India	31,000
Malaysia	47,543
Saudi Arabia	54,840
South Africa	5,910
Argentina	4,991
Australia	10,742
Ending balance, December 31, 2019	$219,341

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The Goodwill was allocated to new reporting units using a relative fair value allocation approach. We performed a quantitative assessment to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value.

The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins and cash flows for a period of five years, and applied a perpetual long-term growth rate using discounted cash flows (DCF) method. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. The values assigned to each of the key assumptions reflect the management’s past experience as their assessment of future trends, and are consistent with external/internal sources of information.

As of December 31, 2019, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in an impairment loss of $7,146 in Argentina owing primarily to the devaluation of the local currency and South Africa due to the business outlook.

The following table presents the changes in goodwill during the period:

Amount
As at December 31, 2018	225,450
Measurement period adjustments	1,037
Impairment	(7,146)
As at December 31, 2019	$219,341

Intangible assets, net

The following table presents our intangible assets as of December 31, 2019:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	10,681	$55,539	6.60
Brand	49,500	7,733	41,767	7.10
Trademark	13,210	1,275	11,935	7.50
Other Intangibles	2,130	564	1,566	4.90
	$131,060	$20,253	$110,807

Expected future amortization of intangible assets as of December 31, 2019 is as follows:

Year ending December 31,	Amount
2020	10,350
2021	10,350
2022	10,350
2023	10,306
2024	10,252
Thereafter	59,199

Amortization expense of intangible assets was $10,497 and $7,031 for the year ended December 31, 2019 and the nine months ended December 31, 2018 respectively.

We had intended to phase out `Aegis` brand and use only `Startek` as a common brand across its geographies, as disclosed in its previous fillings. However, basis client feedback, an internal reassessment of the relative strengths of both brands and our specific management focus on respective geographies, we currently plan to continue using both the brands in the foreseeable future.

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

Disaggregated Revenue

Revenues by our clients' industry vertical for the year ended December 31, 2019 and nine months ended December 31, 2018, respectively:

Vertical:	Year ended December 31, 2019	Nine months ended December 31, 2018
Telecom	252,217	203,732
E-commerce & Consumer	106,907	56,797
Financial & Business Services	50,837	40,325
Media & Cable	92,846	39,529
Travel & Hospitality	69,154	38,167
Healthcare & Education	45,578	19,254
Technology, IT & Related Services	13,812	6,834
All other segments	27,854	15,679
Gross Revenue	659,205	420,317
Less: Warrant contra revenue	(1,295)	-
Net Revenue	657,910	420,317

6.	NET LOSS PER SHARE

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

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (see Note 11, "Share-based compensation and employee benefit plans" for more information). For the year ended December 31, 2019, the following shares were not included in the computation of diluted earnings per share because we reported a net loss and the effect would have been anti-dilutive (in thousands):

	Year ended December 31, 2019	Nine months ended December 31, 2018
Anti-dilutive securities:
Stock options	2,629	2,869
Restricted stock/Deferred stock units	-	20
	2,629	2,889

7.	IMPAIRMENT LOSSES AND RESTRUCTURING COST

Impairment Losses

During 2019, our annual impairment testing resulted in goodwill impairment loss of $7,146 owing towards Argentina & South Africa geographies. During 2018, we closed one of our facilities in US and resulted in the recognition of an impairment loss of $483 related to the disposal of certain assets.

Restructuring Cost

The table below summarizes the balance of accrued restructuring and other merger related cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the year ended December 31, 2019:

	Employee related	Facilities related	Total
Balance as of December 31, 2018	760	2,268	3,028
Accruals/(reversals)	2,751	(70)	2,681
Payments	(2,185)	(1,684)	(3,869)
Balance as of December 31, 2019	$1,326	$514	$1,840

Employee related

In 2018, in conjunction with the closing of the Aegis Transactions, we eliminated a number of positions which were considered redundant, under a company-wide restructuring plan. We recognized provision for employee related costs across a number of geographies and we expect to pay the remaining costs of $1,275 by the end of second quarter 2020.

In March 2019, the Company has closed one of its sites in Argentina. Upon closure, the Company eliminated a number of positions which were considered redundant and recognized provision for employee related costs and we expect to pay the remaining costs of $51 by the end of first quarter 2020.

Facilities related

In 2018, in conjunction with the closing of the Aegis Transactions, we terminated various leases in the United States and the Philippines. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $478 by the end of the first quarter of 2021.

Upon closure of site in Argentina, the Company recognized provision for facility related costs and we expect to pay the remaining costs of $36 by the end of the fourth quarter of 2020.

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

From January 1, 2019 to December 31, 2019, we entered into Philippine peso non-deliverable forward and range forward contracts for a notional amount of 1,702,000,008 Philippine pesos and 2,299,993 in Canadian Dollars.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Philippine Peso	769,000	14,361	1,134,000	$20,996
Canadian Dollar	1,400	1,047	2,500	$1,951
		15,408		22,947

The Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through September 2020 at a purchase price of approximately $1,047 and $14,361 respectively, and as such we expect unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified to operations as the forecasted inter-company expenses are incurred, typically within twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 9, "Fair Value Measurements," and are included in prepaid expense and other current assets and accrued expenses and other current liabilities in our condensed consolidated balance sheets, respectively.

The following table shows the effect of our derivative instruments designated as cash flow hedges for the year ended December 31, 2019 and nine months ended December 31, 2018:

	Gain (Loss) Recognized in AOCI, net of tax		Gain/ (Loss) Reclassified from AOCI into Income
	Year ended December 31, 2019	Nine months ended December 31, 2018	Year ended December 31, 2019	Nine months ended December 31, 2018
Cash flow hedges:
Foreign exchange contracts	$923	$53	$433	$13

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contract as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for year ended December 31, 2019 and nine months ended December 31, 2018

	Year Ended December 31, 2019	Nine months ended December 31, 2018
Derivatives not designated under ASC 815
Foreign currency forward contracts	201	1,165
Interest rate swap	(616)	(221)

9.	FAIR VALUE MEASUREMENTS

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

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	-	1,823	-	1,823
Total fair value of assets measured on a recurring basis	$-	$1,823	$-	$1,823

Liabilities:
Interest rate swap	-	544	-	544
Foreign exchange contracts	-	22	-	22
Total fair value of liabilities measured on a recurring basis	$-	$566	$-	$566

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	-	1,388	-	1,388
Total fair value of assets measured on a recurring basis	$-	$1,388	$-	$1,388

Liabilities:
Interest rate swap	-	31	-	31
Foreign exchange contracts	-	276	-	276
Total fair value of liabilities measured on a recurring basis	$-	$307	$-	$307

10.	DEBT

The below table presents details of the Company's debt:

	December 31, 2019	December 31, 2018
Short term debt and current portion of long term debt
Working capital facilities	23,179	21,975
Loan from related parties	3,312	-
Term loan	16,800	9,800
Equipment loan	801	0
Finance lease obligations	632	1,816
Total	$44,724	$33,591

Long term debt
Term loan, net of debt issuance costs	105,075	120,462
Equipment loan	619	-
Secured revolving credit facility	23,097	31,152
Finance lease obligations	1,353	486
Total Long Term Debt	$130,144	$152,100

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a fund based combined borrowing capacity of approximately $30.0 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $23.2 million as of December 31, 2019.

Loan from related parties

On August 26, 2019, the Company entered into a Loan Agreement with Tribus Capital Limited, as lender (“Tribus”), pursuant to which Tribus made a single-draw unsecured term loan to the Company in the aggregate amount of $1.5 million.  The Company will pay interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan is due and payable on February 26, 2020.  Tribus is an affiliate of the Aegis Stockholder.

On November 20, 2019, the Company entered into a Loan Agreement with Bluemoss Ergon Limited , as lender (“Bluemoss”), pursuant to which Bluemoss made a single-draw unsecured term loan to the Company in the aggregate amount of $1.75 million.  The Company will pay interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan is due and payable on May 20, 2020. Bluemoss is an affiliate of the Aegis Stockholder.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

Principal payments due on the term loan are as follows:

Years	Amount
2020	16,800
2021	21,000
2022	88,200
$126,000

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of December 31, 2019 amount to $4.1 million.

As per the various debt agreements, the Group is required to meet certain financial covenants on a quarterly basis. One of the subsidiaries of the Company was in non-compliance with respect to one of such covenants for the relevant period ended December 31, 2019. This was due to step-up in the requirement of the covenant relative to the previous period when the Company was in compliance. The Company sought from the respective lender consortium an appropriate waiver with regards to this non-compliance. The Company has since received the requisite waiver from the relevant lender consortium. Further, we have received an in-principle approval from the lender consortium to revise the basis of the covenant testing going forward. Basis the revised covenant testing approach, we would have met the covenant for December 31, 2019 and also expect to meet all covenants in the future.

Secured revolving credit facility
The Company has a secured revolving credit facility which is effective through March 2022. Under this agreement, we may borrow the lesser of the borrowing base calculation and $40 million. As long as no default has occurred and with lender consent, we may increase the maximum availability to $60 million in $5 million increments, and we may request letters of credit in an amount equal to the aggregate revolving credit commitments. The borrowing base is generally defined as 90% of our eligible accounts receivable less certain reserves.

As of December 31, 2019, we had $23,097 of outstanding borrowings and our remaining borrowing capacity was $14,751. Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability.

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the cash proceeds are received by the Company. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $9.9 million for year the ended December 31, 2019.

BMO Equipment Loan

The Company has entered into agreements to secure loans against US and Canadian assets in the amount of $2,062 at the interest of 7.568% per annum, to be repaid over 2.5 years. The loan was funded in January 2019 and the total outstanding balance as of December 31,2019 is $1,420.

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

The second tranche of 212,766 Warrant Shares vested on May 31, 2019. The amount of contra revenue attributed to these Warrant Shares is $730. The contra-revenue and equity is estimated and recorded, using the Monte Carlo pricing model, when performance completion is probable, with adjustments in each reporting period until performance is complete in conformance with the requirements in ASC 606 and ASC 718. As per ASC 606 we have additionally accrued $565 for the period ended December 31,2019.

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

Because the Warrant contains performance criteria (i.e. aggregate purchase levels) which Amazon and/or any of its affiliates must achieve for the Warrant Shares to vest, as detailed above, the final measurement date for each tranche of the Warrant Shares is the date on which performance is completed. Prior to the final measurement date, when achievement of the performance criteria has been deemed probable, a reduction in revenue equal to the percentage of completion to date will be recognized in accordance with ASC 606. The fair value of the Warrant Shares will be adjusted at each reporting period until they are earned.

Share-based compensation

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. At our annual meeting of stockholders in June 2016 and May 2019, the board of directors and stockholders authorized another 250,000 and 300,000  shares of common stock for issuance respectively, under the Amended and Restated Plan. As of December 31, 2019, there were 478,638 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards.  The terms of the awards granted under the Plan will expire no later than ten years from the grant date. The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock options

A summary of stock option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of December 31, 2018	2,868,947	5.35
Granted	118,266	7.23
Exercised	(318,548)	4.15
Forfeited	(40,000)	7.18
Outstanding as of December 31, 2019	2,628,665	5.55	5.11
Vested and exercisable as of December 31, 2019	2,288,000	5.36	4.60

The weighted-average grant date fair value of options granted was $4.57 and $4.64 during 2019 and the period starting from July 21, 2018 to December 31, 2018. The total fair value of shares vested was $1,560 and $845 during 2019 and the period starting from July 21, 2018 to December 31, 2018.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	January 01, 2019 to December 31, 2019	From July 21, 2018 to December 31, 2018
Risk-free interest rate	1.65% - 2.66%	3.09%
Dividend yield	-%	-%
Expected volatility	48.66% - 56.91%	61.92%
Expected life in years	10	10

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted. Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Deferred Stock Units
Pursuant to the board of directors' compensation program, deferred stock units of 3,494 were granted to members of the board of directors for the period starting from July 21, 2018 to December 31, 2018. The total fair value of deferred stock units granted during the period starting from July 21, 2018 to December 31, 2018, was $23. Deferred stock units are fully vested upon issuance and are settled in shares of common stock upon the director’s termination of service. The fair value of stock grants and deferred stock units is calculated based on the closing price of our common stock on the date of grant.

Share-based Compensation Expense

The compensation expense that has been charged against income during year ended December 31 2019 and the period starting from July 21, 2018 to December 31, 2018 was $1,516 and $674, respectively and is included in selling, general and administrative expense. As of December 31, 2019, there was $1,163 of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.55 years.

Employee Stock Purchase Plan

In connection with the Aegis Transactions, the Company maintained Startek's employee stock purchase plan ("ESPP"). Under the terms of our ESPP, eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. A total of 400,000 shares were authorized under the original ESPP Plan; an Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in June 2016 and May 2019, which authorized an additional 100,000 and 150,000 shares of common stock for issuance. As of December 31, 2019, 136,828 shares were available for issuance.

During year ended December 31 2019 and period starting from July 21, 2018 to December 31, 2018, 34,027 shares and 21,076 shares were purchased under this plan at an average price of $6.08 and $5.51, respectively. Total expense recognized related to the ESPP during 2019 and the period starting from July 21, 2018 to December 31, 2018 was $50 and $37. The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	January 01, 2019 to December 31, 2019	From July 21, 2018 to December 31, 2018
Risk-free interest rate	1.54% - 2.49%	2.66% - 2.87%
Dividend yield	-%	-%
Expected volatility	36.73% - 53.11%	56.91% - 61.92%
Expected life in years	3 months	3 months

The weighted average grant date fair value of these shares was $1.46 and $1.74 per share during year ended December 31, 2019 and the period starting from July 21, 2018 to December 31, 2018.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date. Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%. Company matching contributions to the 401(k) plan totaled $502 and $220 during year ended December 31, 2019 and period starting from July 21, 2018 to December 31, 2018 respectively.

Philippines Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary.

All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. Remeasurement changes are reflected in Accumulated Other Comprehensive Income (AOCI). As of December 31, 2019, the Pension Plan was unfunded. The Company doesn't expect to make any cash contributions to the Pension Plan. As of December 31, 2019, the defined benefit obligation of $141 was included in other long term liabilities in the Consolidated Balance Sheets.

Gratuity and other post-employment benefit plans

The Company has classified various employee benefits as under:

a) Defined contribution plans

Contributions to defined contribution plans are charged to the consolidated statement of operations in the period in which services are rendered by the covered employees. The Company contributed the following amounts to defined contribution plans in various jurisdictions for given period:

Particulars	Year Ended December 31, 2019	Nine months ended December 31, 2018
Contribution to defined contribution plans	14,230	10,125

b) Defined benefit plans

Gratuity Plan (Unfunded)

In accordance with applicable local laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees in India and Saudi. The Gratuity Plan provides a lump-sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The following table sets forth amounts of obligation recognised in financial statements based on acturial valuations carried out as of December 31, 2019 and 2018:

Particulars	December 31, 2019	December 31, 2018
(a) Liability recognized in consolidated balance sheet
Liability at the end of the year	13,888	12,382

(b) Current/Non current liability
Current liability	4,123	2,957
Non current liability	9,765	9,425

c) Compensated absences

The Company’s liability for compensated absences is determined based upon local laws/Company policy. The Company establishes the liability based upon the employee’s last salary.

12.	INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31, 2019	Nine months ended December 31, 2018
U.S.	(6,012)	(14,321)
Foreign	(2,478)	(4,385)
Total	(8,490)	(18,706)

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31, 2019	Nine months ended December 31, 2018
Current :
Federal	-	(93)
State	31	(13)
Foreign	5,861	3,669
Total Current (benefit) expense	5,892	3,563

Deferred :
Federal	-	-
State	-	-
Foreign	(1,101)	7
Total Deferred (benefit) expense	(1,101)	7

Total Income Tax Expense	4,791	3,570

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2019	As of December 31, 2018
Long-term deferred tax assets (liabilities):
Property, plant and equipment	(3,894)	(3,336)
Prepaid expenses	(7)	(325)
Accrued stock compensation and other employee benefits	3,055	2,722
Accrued restructuring costs and other expenses	3,806	2,541
Tax credit carryforwards	5,251	5,233
Net operating losses carried forward	18,330	18,628
Undistributed earnings	(2,282)	-
Intangibles and goodwill	(18,804)	(21,153)
Translation adjustments and withholding taxes	(1,637)	(3,472)
Other	(955)	540
Net long-term deferred tax assets	2,863	1,378

Valuation allowance	(15,838)	(15,231)

Total net deferred tax asset (liability)	(12,975)	(13,853)

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country. Within consolidated retained earnings at December 31, 2019 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. At December 31, 2019, the Company has a deferred tax liability of $2,282 for the estimated taxes associated with the repatriation of these earning. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the Global intangible low taxable income and under certain other circumstances.

Differences between U.S. federal statutory income tax rates and our effective tax rates for year ended December 31, 2019 and 2018 are as follows:

	Year ended December 31, 2019	Nine months ended December 31, 2018
Statutory tax rate	21%	21%
Effect of state taxes (net of federal benefit)	0%	1%
Rate differential on foreign earnings	(25)%	(4)%
Valuation allowance	(4)%	(14)%
Net operating loss	(10)%	(8)%
Transaction costs	0%	(6)%
Disallowances for income tax purposes	(21)%	(2)%
Tax relating to origination or reversal of temporary differences	0%	(2)%
Income exempt for tax purposes	13%	0%
Global intangible low taxable income	(12)%	0%
Undistributed earnings	(8)%	0%
Foreign tax credit	(7)%	0%
Other, net	(3)%	(6)%
Total	(56)%	(19)%

We operate in multiple tax jurisdictions including Australia, Malaysia, India, Saudi, South Africa, UK, , the Netherlands, the Sri Lanka, the Argentina, the Peru, the Mauritius, Singapore, the Philippines, United Arab Emirates, the Honduras, the Jamaica, the Philippines, Canada and US. As a result, our effective tax rate changes from year to year based on recurring factors such as the geographical mix of income before taxes, state and local taxes, the ratio of permanent items to pre-tax book income and the implementation of various global tax strategies, as well as non-recurring events.

The Company recorded income tax expense of $4,791 and $3,570 for the year ended December 31, 2019 and 2018, respectively. The effective tax rate increased from 19% during the year ended December 31, 2018 to 56% during the year ended December 31, 2019 primarily as a result of:

(i) In 2019, the Government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to certain conditions which among other things include not availing of specified exemptions or incentives. The Indian subsidiary has opted for the new tax regime to obtain the benefit of a lower tax rate. This resulted into recording of net income tax expense of $ 778 on account of revaluation of net deferred tax asset due to change in corporate tax rate in India (ii) recording of income tax expense on undistributed earnings of Controlled Foreign Corporation of $ 1,232 (iii) recording of net income tax expense of $ 977 on Global Intangible Low Taxable Income (GILTI) of Controlled Foreign Corporation (iv) recording of a tax expense of $638 with respect to unused 2019 foreign income tax credits (v) income exempt for tax purposes of $1,123 (vi) tax effect of $ 1,753 on impairment charge.

We had U.S. gross federal net operating losses carry forwards of approximately $ 72.2 Mn and $ 60.4 Mn as at December 31, 2019  and  as at December 31, 2018 respectively, and gross state net operating loss carry forwards of approximately $ 43.16 Mn and 66.3 Mn as at December 31, 2019  and  as at December 31, 2018 respectively, which may be available to offset federal and state income tax liabilities, respectively, in the future. The federal net operating loss carry forwards generated in 2017 and before, if not utilized, will expire beginning in 2028. Federal NOL generated in 2018 and after will not expire. The State net operating losses will expire based on each state income tax laws. We had gross Non-US net operating losses carry forward of approximately $ 25.40 Mn as at December 31, 2019. Net operating losses of Srilanka, Mauritius and Argentina aggregating to $ 6.04 Mn will expire through 2025 and the remaining NOL have no expiration. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2021. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense for the year ended December 31, 2019 was $ 1.1 Mn.

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

The following table indicates the changes to our unrecognized tax benefits for the year ended December 31, 2019 and December 31, 2018. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Year ended December 31, 2019	Nine months ended December 31, 2018
Unrecognized, beginning	3,323	-
Additions due to acquisition	-	3,122
Additions based on tax positions taken in the period	-	201
Reductions based on tax positions taken in the period	(451)	-
Unrecognized, ending	2,872	3,323

We file numerous consolidated and separate income tax returns in the U.S. federal and many state jurisdictions as well as in many foreign jurisdictions. Our U.S. federal returns and most state returns for tax years 2016 and forward are subject to examination. Tax return filings in India for the year ended March 2018 and onward are still open for examination as well as Malaysian tax returns for their tax years ending March 2018.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at March 31, 2018	(110)	-	(292)	(402)	(248)	(650)
Foreign currency translation	(3,879)	-	-	(3,879)	-	(3,879)
Reclassification to operations	-	13	-	13	-	13
Unrealized losses	-	53	-	53	-	53
Pension remeasurement	-	-	(1,251)	(1,251)	(995)	(2,246)
Tax provision	-	(81)	-	(81)	-	(81)
Balance at December 31, 2018	(3,989)	(15)	(1,543)	(5,547)	(1,243)	(6,790)
Foreign currency translation	(579)	-	-	(579)	-	(579)
Reclassification to operations	0	(433)	-	(433)	-	(433)
Unrealized losses	-	923	-	923	-	923
Pension remeasurement	-	-	(386)	(386)	(354)	(740)
Balance at December 31, 2019	(4,568)	475	(1,929)	(6,022)	(1,597)	(7,619)

Reclassifications out of accumulated other comprehensive income for the year ended December 31,2019 of $(433) and for nine months ended December 31, 2018 of $13 and were included in cost of services.

14.	SEGMENT AND GEOGRAPHICAL INFORMATION

The Company provides business process outsourcing services (“BPO”) to clients in a variety of industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Chief Executive Officer (CEO), who has been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a geographical basis.

Prior to the fourth quarter of 2019, we reported our results as a single operating and reportable segment (BPO), and two reporting units (Aegis and Startek).

In the fourth quarter of 2019, we reorganized our operating business model. Our new operating business model is focussed on geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography wise, hence the geographical level represents the operating segments of Startek, Inc.

Prior period results have been revised for segment disclosure to conform to current period presentation.

We now report our results of operations as follows in Six reportable segments:-

1.	Americas
2.	Middle East
3.	Malaysia
4.	India and Sri Lanka
5.	Argentina and Peru
6.	Rest of World

	Year ended December 31, 2019	Nine months ended December 31, 2018
Revenue:
Americas	258,040	106,186
India & Sri Lanka	111,714	64,713
Malaysia	58,921	43,425
Middle East	132,785	92,204
Argentina & Peru	46,490	43,642
Rest of World	49,960	70,147
Total	657,910	420,317

Operating income (loss):
Americas	6,880	(9,798)
India & Sri Lanka	2,213	(1,448)
Malaysia	7,858	4,417
Middle East	6,783	7,530
Argentina & Peru	2,248	2,108
Rest of World	1,410	(2,070)
Segment operating income (loss)	27,392	739
Startek consolidation adjustments
Less: Goodwill impairment	7,146	-
Less: Intangible amortisation	10,529	7,031
Total operating income (loss)	9,717	(6,292)

A single client accounted for 17% and 20% of the consolidated total net revenue during the year ended December 31, 2019 and nine month ended December 31, 2018 respectively.

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on December 31, 2019	As on December 31, 2018
Property, plant and equipment, net:
Americas	14,156	12,704
India & Sri Lanka	10,772	13,654
Malaysia	4,375	5,058
Middle East	4,722	6,507
Argentina & Peru	1,701	1,881
Rest of World	1,781	2,438
Total	37,507	42,242

15.	PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment as of December 31, 2019 and December 31, 2018 consisted of the following, by asset class:

	As of December 31, 2019	As of December 31, 2018
Land, buildings and improvements	15,533	11,847
Telephone and computer equipment	18,110	12,618
Furniture, fixtures, and miscellaneous equipment	8,470	8,954
Construction in progress	1,180	439
Computer Software	18,152	13,785
Assets acquired under capital lease	4,391	3,841
	65,836	51,484
Less accumulated depreciation, amortization and impairment	26,345	8,783
Less accumulated amortization under capital lease	1,984	459
Total property, plant and equipment, net	37,507	42,242

Depreciation and amortization expense for property, plant and equipment was $19,226 and $13,431 for the year ended December 31, 2019, and nine months ended December 31, 2018, respectively.

16.	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the year ended December 31, 2019, and nine months ended December 31, 2018 were composed of the following:

	Year ended December 31, 2019	Nine months ended December 31, 2018
Interest income	434	123
Interest expense	(14,109)	(10,380)
Other finance cost	(2,573)	(1,456)
Other income (expense)	424	493
Interest and other income (expense), net	(15,824)	(11,220)

17.	COMPARATIVE PRIOR YEAR DATA

The information for year ended December 31, 2019 includes information for Startek and Aegis for entire year. The comparative information for December 31, 2018 includes Startek transaction from July 20, 2018 (i.e. date of acquisition) until December 31, 2018 and Aegis transaction from January 1, 2018 to December 31, 2018.

	Year ended December 31, 2019 (Audited)	Year ended December 31, 2018 (Unaudited)
Revenue	659,205	535,412
Warrant contra revenue	(1,295)	-
Net revenue	657,910	535,412
Cost of services	(547,014)	(449,529)
Gross Profit	110,896	85,883

Selling, general and administrative expenses	(91,363)	(74,425)
Impairment losses and restructuring cost	(9,827)	(5,830)
Acquisition related cost	11	(11,425)
Operating Income (loss)	9,717	(5,797)

Share of profit of equity-accounted investees	(226)	179
Interest and other income	858	649
Interest and other cost	(16,682)	(15,998)
Exchange gain (loss), net	(2,157)	(2,588)
Loss before income taxes	(8,490)	(23,555)
Tax expenses
Current tax	5,892	4,812
Deferred tax (benefit) / expenses	(1,101)	(912)
Tax expense	4,791	3,900
Net loss	(13,281)	(27,455)

18.	LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

Year ended December 31, 2019
Operating lease cost	$30,752

Finance lease cost:
Amortization of right-of-use assets	$1,990
Interest on lease liabilities	$89
Total Finance lease cost	$2,079

Supplemental cash flow information related to leases was as follows:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	30,518
Operating cash flow from finance leases	89
Financing cash flows from finance leases	2,359

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	73,692
Finance leases	1,400

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
Operating leases
Operating lease right-of-use assets	73,692
Operating lease liabilities current	19,677
Operating lease liabilities non-current	54,341
Total operating lease liabilities	74,018

Finance Leases
Property and equipment, at cost	4,391
Accumulated depreciation	(1,984)
Property and equipment, at net	2,407

Finance lease current liabilities	632
Other long-term liabilities	1,353
Total finance lease liabilities	1,985

Weighted average remaining lease term
Operating leases	4.66 yrs
Finance leases	1.92 yrs

Weighted average discount rate
Operating leases	7.3%
Finance leases	6.0%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2020	24,058	1,144
2021	15,309	593
2022	12,157	434
2023	9,620	-
2024	8,613	-
Thereafter	8,681	-
Total Lease payments	78,438	2,171
Less imputed interest	(4,420)	(186)
Total	74,018	1,985

19.	SUBSEQUENT EVENT

On January 15, 2020, Mr. Lance Rosenzweig resigned as a member of the Board of Directors and Chief Executive Officer effective and Mr. Aparup Sengupta was appointed to serve as the new Chief Executive Officer of the Company effective as of January 15, 2020.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934, with the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the management has evaluated the effectiveness of our disclosure controls and procedures as at December 31, 2019, which is the period covered in this Annual Report.

Disclosure controls represent controls and procedures designed to ensure that information required to be disclosed in the report submitted under the Exchange Act 1934 is processed, summarized and reported, within the time period specified in the Rules and Forms of the Commission and include controls and procedures to ensure that the said information is accumulated and communicated to the management including to the CEO and CFO, to facilitate timely disclosure decisions by them.

Based on the process carried out as mentioned above, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective on December 31, 2019 due to material weaknesses in financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting as such terms defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting represents a process designed by the management, including the CEO and the CFO, and effected by the Board of Directors and other personnel in the organisation. The internal controls over financial reporting provide reasonable assurance about the reliability of the process of preparation of the financial statements in accordance with generally accepted accounting principles and the resultant external financial reporting. The process of preparation of the financial statements also includes:

● maintenance of records including adequate details supporting the transactions and reflecting the nature thereof;

● providing reasonable assurance that transactions are recorded in accordance with the generally accepted accounting principles. Further, key controls, such as “authorisation” and “segregation of duty”, exists while undertaking and recording of all the transactions; and

● providing reasonable assurance that unauthorised access to the accounting and financial data and/or unauthorised access to or disposition of assets and/or liabilities is either prevented or detected on a timely basis to ensure that no material misstatements occurs in the financial statements;

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2019 based on the framework in “Internal Control-Integrated Framework” issued by Committee of Sponsoring Organizations of the Treadway Commission (2013). During their evaluation of the effectiveness of internal controls, the management has identified material weaknesses relating to certain general information technology controls:

Access to the database over an accounting software application in the United States and probable changes to the said database, if any.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment and the material weaknesses identified above, management has concluded that our internal controls over financial reporting was ineffective as on December 31, 2019. Notwithstanding the material weakness in internal control over financial reporting relating to IT General Control deficiencies disclosed above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements as of December 31, 2019 presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The material weaknesses described above did not result in any material misstatements to the company’s previously issued financial statements including quarterly financial statements nor in the financial statements disclosed in this form 10-K.

Remediation plans

The Company’s management is committed to maintaining a strong internal control environment consistently. The identified material weaknesses were primarily attributable to the ‘event-based risk’ i.e. handover process of transition rather than a process design gap. The management has already performed the remediation for access clean-up in January 2020 and restricted the database access to the database administrators only. In addition, on an on-going basis management will perform a quarterly re-certification of the database accesses, alongwith the designing of a process for identifying and regular monitoring of direct database changes, if any.

The effectiveness of our internal control over financial reporting as at December 31, 2019, has been audited by BDO India LLP, an independent registered public accounting firm, as stated in their report set out above.

Changes in Internal Control over Financial Reporting

Subject to the above, and notwithstanding that certain control activities have transitioned to new control owners, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors

Set forth below is information regarding our Board of Directors as of December 31, 2019:

Aparup Sengupta; age 55; Operating Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Sengupta is the Operating Partner of Capital Square Partners (Management) Pte Ltd. (“CSP”) and is on the board of Aegis.   Previously, he was the Executive Chairman of The Minacs Group (“Minacs”), a business solutions company, from 2014. Prior to joining Minacs, Mr. Sengupta was the Global CEO and Managing Director at Aegis from 2005 to 2012.  Mr. Sengupta holds a Bachelor’s degree in Electrical Engineering from the Indian Institute of Engineering Science and Technology, formally known as the Bengal Engineering and Science University. Mr. Sengupta was appointed to serve as the new Chief Executive Officer of the Company effective as of January 15, 2020.

Sanjay Chakrabarty; age 51; Founder and Managing Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Chakrabarty is the Founder and Managing Partner of CSP and has been serving on the board of ESM, since March 2018. In addition, he has been a director on the board of CSS Corp, since June 2013. Mr. Chakrabarty was previously a board member of Minacs, prior to its sale to SYNNEX Corporation (NYSE: SNX). Prior to founding CSP, Mr. Chakrabarty served as the President and Venture Partner of Columbia Capital’s India and SE Asia investments from late 2007 to December 2012. Before his investment role, Mr. Chakrabarty was the Founder & CEO of MobiApps Holdings, a technology company that built products and services based on a patent protected radio frequency semiconductor for satellite communications. Mr. Chakrabarty holds a dual B.S. degree in Computer Engineering and Mathematics from Pennsylvania State University at Slippery Rock and an M.B.A. from Carnegie Mellon University.

Mukesh Sharda; age 48; Founder and Managing Partner, Capital Square Partners (Management) Pte Ltd.

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

Bharat Rao; age 55; Operating Partner, Capital Square Partners (Management) Pte Ltd.

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

Lance Rosenzweig; age 57; Former Global Chief Executive Officer

Mr. Rosenzweig served as our Global Chief Executive Officer from July 2018 to January 15, 2020. He has served on the board of Boingo Wireless, a leading WiFi and DAS provider since July 2014, and of Quality Systems, Inc., a leading healthcare IT and revenue cycle management company, since May 2012. From 2015 through 2016, Mr. Rosenzweig was an Operating Executive of Marlin Operations Group, working with Marlin Equity Partners, a global investment firm, where he served as Chairman of the board of Duncan Solutions and GiftCertificates.com and Chairman of the board and interim Chief Executive Officer of Domo Tactical Communications. Mr. Rosenzweig served as the Chief Executive Officer and President, Global Markets for Aegis USA, Inc., a leading business process outsourcing company with over 18,000 employees, from 2013 through the company’s sale in 2014. Mr. Rosenzweig also co-founded and served as Chairman of PeopleSupport, Inc. since its inception in 1998 and as Chief Executive Officer from 2002 through the company’s IPO in 2004 and subsequent sale in 2008. He also served as President of Aegis Business Development Group from 2008 to 2010. Mr. Rosenzweig co-founded other wireless, manufacturing and finance companies including UniSite, which was acquired by American Tower; Newcastle Group, which was acquired by Tyco, and 24/7 Card. Prior to 1993, Mr. Rosenzweig was a divisional Vice President at GE Capital, a Vice President in the investment banking group of Dean Witter (now Morgan Stanley), a Vice President of Capel Court Pacific and a Corporate Planning Manager of Jefferson Smurfit. Mr. Rosenzweig received a B.S. in Industrial Engineering from Northwestern University and an M.B.A. from Northwestern University Kellogg School of Management. Mr. Rosenzweig resigned as a member of the Board of Directors and Chief Executive Officer effective as of January 15, 2020.

Jerry Schafer; age 66; Retired

Mr. Schafer brings more than three decades of executive experience overseeing business development efforts, managing operations and leading finance teams for global corporations. Prior to his retirement, Schafer most recently served as the vice president of worldwide development for McDonald’s Corporation, where he was responsible for the company’s global expansion initiatives. Schafer also served as chief operations officer and executive officer of development for McDonald’s China. Prior to McDonald’s, Schafer was the chief financial officer of Chipotle Mexican Grill, where he implemented multiple finance and accounting functions to support company’s early stages of growth. Prior to his CFO role, Schafer led Chipotle’s initial expansion efforts outside the city of Denver, launching 25 new restaurants in three cities. Mr Schafer holds a Bachelor of Arts in accounting from Walsh College and is a licensed CPA. He currently serves on the board of trustees for Walsh College and the board of trustees for the Ronald McDonald House of North Carolina, including locations in the city of Durham and Wake County.Schafer is also a consultant to Salad and Go, a start-up restaurant concept in the Phoenix area.

Albert Aboody; age 72; Retired

Mr. Aboody is a retired KPMG -US audit partner with 33 years of experience with public companies. He was also seconded to KPMG India where he led its audit practice and served as Deputy Chairman and as a member of its Advisory Board. Following his retirement, Mr. Aboody joined the Board of WNS Global Services in 2010 as chair of its audit committee until his retirement in 2017. During the period from 2011 to 2015 Mr. Aboody was the Independent Monitor for Price Waterhouse in connection with its compliance with SEC and PCAOB Orders. Mr. Aboody also co-authored the chapter on SEC Reporting Requirements in the 2001- 2008 editions of the Corporate Controller Manual. Mr. Aboody holds a Bachelor’s Degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and did graduate study in philosophy at Cambridge University and is a licensed CPA.

Julie Schoenfeld; age 62; Vice President, Cruise Automation

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

Audit Committee

Our Board of Directors has an Audit Committee that assists the Board of Directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process and our systems of internal accounting and financial controls.  The Audit Committee is also responsible for the selection and retention of our independent auditors, reviewing the scope of the audit function of the independent auditors and approving non-audit services provided to us by our auditors, and reviewing audit reports rendered by our independent auditors. The members of the Audit Committee are Mr. Aboody, Chairman, Ms. Schoenfeld, and Mr Schafer each of whom is an “independent director” as defined by the New York Stock Exchange’s (“NYSE”) listing standards and is financially literate.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe that our Insiders have timely filed all Section 16(a) reports during the 2019 fiscal year.

Current Executive Officers

Set forth below is information regarding our executive officers as of December 31, 2019:

Officer Name	Age	Position	Joined StarTek
Lance Rosenzweig	57	President and Global Chief Executive Officer	2018*†
Ramesh Kamath	62	Chief Financial Officer	2018*
Rajiv Ahuja	56	Global Chief Operating Officer	2019
Joseph Duryea	56	Global Chief Revenue Officer	2018
Surender Mohan Gupta	54	Global Chief People Officer	2018*
Wayne White	55	Global Chief Information Officer	2015††

* Indicates executive officer who joined the Company in connection with the closing of the Aegis Transactions.

 † Mr. Rosenzweig resigned as the President and Global Chief Executive Officer of the Company effective as of January 15, 2020.  Aparup Sengupta was appointed to serve as the new Chief Executive Officer of the Company effective as of January 15, 2020.  Mr. Sengupta’s biography appears under the heading “Board of Directors”.

†† Mr. Duryea separated as Global Chief Revenue Officer effective as of February 15, 2020.

††† Mr. White resigned as the Global Chief Information Officer effective as of February 28, 2020.

Mr. Rosenzweig’s biography appears under the heading “Board of Directors.”

Ramesh Kamath; age 62; Chief Financial Officer

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

Rajiv Ahuja; age 56; Global Chief Operating Officer

Mr Ahuja joined Startek in July 2019. Mr Ahuja is a multi-faceted leader with decades of experience in the customer experience industry and has a proven track record of taking customer-centric organizations to the next level. He previously served as the SVP & Country Manager India, China, Malaysia and Japan at Convergys. Prior to Convergys, Rajiv was associated with Aegis for 12 years in various leadership roles, most recently as President, ASEAN & ANZ. Earlier, Rajiv headed AOL’s captive center in Bangalore, headed Dell's US Consumer Care Division in India and served as the India COO of VCustomer.

Joseph Duryea; age 56; Former Global Chief Revenue Officer

Mr. Duryea joined StarTek in September 2018. Mr. Duryea previously served as Vice President of Sales and Marketing for FNTS, a private infrastructure-as-a-service provider owned by First National of Nebraska company from 2016 to 2018. While at FNTS, Mr. Duryea and his team established and fostered partnerships with Dell, IBM, AWS, Azure and several other companies involved in the hyperscale cloud. FNTS was selected as Dell Partner of the Year in 2018. From 2014 until 2016, Mr. Duryea was engaged in a long-term consulting engagement with DTC, an overt and covert surveillance business that serves state, federal, military and international clients. He previously served as Senior Vice President of Sales and Marketing at StarTek, Inc. from April 2012 until June of 2014. Mr. Duryea served as Senior Vice President of Sales for Customer Management Business at Aegis PeopleSupport, Inc. from September 2005 until December 2009 where he had full revenue responsibility for the company. Mr. Duryea has a 30-year career in the BPO industry and has been a key executive in several fast-growing BPO firms. Mr. Duryea has a Bachelor of Science degree in Business Administration from the University of Nebraska. Mr. Duryea’s employment with Startek ended effective February 15, 2020.

Surender Mohan (SM) Gupta; age 54; Global Chief People Officer

Mr. Gupta joined StarTek in July 2018. Previously, SM served as Chief People Officer at Aegis, where he joined in 2008. SM brings over 30 years of HR experience across a variety of industries, including IT, ITES, Telecom, Retail, Oil and FMCG. Throughout his career, he has executed innovative, forward-thinking strategies to attract, develop, reward, and retain top talent. Under SM’s leadership, his organization has been instrumental in winning numerous distinct HR awards from industry bodies such as Aon, Great Place to Work, National Award from Govt. of India, NASSCOM, CII, SHRM, People Matters, NCPEDP, Businessworld and BPeSA among others.A distinguished speaker and thought leader at various forums and associations, he is committed to creating a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. SM has also served as board director for Contact Center Company (CCC), the joint venture company of STC and Aegis in Saudi Arabia, and is a governing board member for the National Abilympic Association of India. He is also a member of CII National Committee on Special Abilities and member of IBDN (India Business and Disability Network) for mainstreaming Persons with Disabilities (PwDs) into the workforce. He holds a Bachelor's degree in Science, Master in Business Administration (MBA) from Kurukshetra University and a Doctorate degree (Ph.D.) in Commerce & Management Studies from Andhra University.

Wayne White; age 55; Former Global Chief Information Officer

Prior to joining Startek in August 2015, Mr. White was a Senior Partner at a process and analytics consulting firm, and led design, development, engineering and IT enhancements for major corporations including US West, Qwest, Avaya, TTEC, and Covad. Mr. White is particularly skilled in network systems, Big Data analytics, and security as well as datacenter infrastructure, storage, and disaster recovery. His training includes Six Sigma Black Belt, SAS Analytics, a Project Management Professional (PMP) certification, and is a Cisco Call Center Architect Expert (CCCAE). Mr. White resigned as the Global Chief Information Officer effective as of February 28, 2020.

Certain Former Executive Officers

Set forth below is information regarding certain persons who were executive officers during a portion of 2019, which resulted in such persons being included below in “Item 11 - Summary Compensation Table”:

Peter F. Martino; age 53; Chief Operating Officer, Americas and Philippines

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

Sandeep Gulati; age 50; Chief Operating Officer - APAC and Middle East & Africa (MEA)

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

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews our compensation programs and exercises authority with respect to payment of direct salaries and incentive compensation to our executive officers. In addition, the committee is responsible for oversight of our equity incentive plans. In 2019, the members of the Compensation Committee were Mr. Sengupta, Chairman, Mr. Sharda and Ms. Schoenfeld. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Compensation Committee was not comprised entirely of independent directors; two members, Messrs. Sengupta and Sharda, have not been determined by our Board of Directors to be independent directors. Mr. Sengupta resigned from the Compensation Committee in January 2020 following his appointment as the Company’s Global Chief Executive Officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Year (a)	Salary ($)		Bonus ($)		Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($) (d)	Total ($)

Lance Rosenzweig, Global Chief Executive Officer	(e)	2019	602,308		271,233			—	4,304	877,845
		2018	221,538		250,000	(f)	2,266,145		1,650	2,739,333

Peter F. Martino, Former Chief Operating Officer, Americas and Philippines		2019	178,941		50,000			—	291,952	520,893
		2018	267,608	(g)	206,000	(f)	6,987	—	12,954	493,549

SM Gupta, Global Chief People Officer		2019	270,888		51,001		—	—	33,764	355,654

Sandeep Gulati, Former Chief Operating Officer, APAC and Middle East & Africa (MEA)		2019	272,479		49,925				104,341	426,745

Joseph Duryea, Global Chief Reveune Officer		2019	339,566	(h)	—		—	—	3,458	343,024

(a)

All amounts in this table are presented for the full calendar years that are indicated. As discussed further elsewhere in this Form 10-K, for accounting purposes, the Aegis Transactions are treated as a reverse acquisition and Aegis is considered the accounting acquirer. As a result, the fiscal year end of the Company upon closing of the Aegis Transactions became March 31. Upon filing of the Form 8-K/A by the Company on October 5, 2018, the fiscal year end of the Company was changed back to December 31 by the Board of Directors. In order to provide comparability of historical compensation practices, the historical compensation information in this Summary Compensation Table is provided for the full calendar years that are indicated.

(b)

The amounts shown in this column reflect the aggregate grant date fair value of stock awards and options granted to each named executive officer during 2019 and 2018, respectively. This does not reflect amounts paid to or realized by the named executive officers. See Note 11 to our consolidated financial statements for the twelve months ended December 31, 2019 for information on the assumptions used in accounting for equity awards.

(c)	The amounts disclosed under Non-Equity Incentive Plan Compensation reflect payouts under the annual Executive Incentive Plan that was in effect prior to the consummation of the Aegis Transactions.

(d)

Included in All Other Compensation for 2019 are employer contributions related to our 401(k) Plan (Mr. Martino, $9,258; Mr. Duryea, $2,650) and Provident fund (Mr. Gupta $15,334; Mr. Gulati, $10,233), premiums for health insurance (Mr. Rosenzweig, $1,719;  Mr. Martino, $720); premiums for group short term disability insurance (Mr. Rosenzweig, $2,585; Mr. Martino, $1,974; Mr. Duryea, $808); severance payments made to Mr. Martino upon the termination of his employment with the Company ($280,000); severance payments made to Mr. Gulati upon the termination of his employment with the Company ($76,740); and paid holiday leave (Mr. Gupta $18,430, Mr. Gulati, $17,368).

Included in All Other Compensation for 2018 are employer contributions related to our 401(k) Plan (Mr. Martino, $7,907;), health insurance premiums (Mr. Rosenzweig, $573;  Mr. Martino, $2,961;), premiums for group term and long term disability insurance ( Mr. Martino, $966;), premiums for group short term disability insurance (Mr. Rosenzweig, $1,077; Mr. Martino, $1,120;);

(e)

Mr. Rosenzweig became Global Chief Executive Officer upon the consummation of the Aegis Transactions in 2018. Amounts presented do not include any compensation paid to Mr. Rosenzweig by Aegis for periods prior to the consummation of the Aegis Transactions.

(f)	All bonus payments made in 2018 were categorized as follows:

	Extraordinary Service Bonus (1)	Aegis Transaction Closing Bonus (2)	Sign-On Bonus	Retention Bonus	Total
Mr. Rosenzweig	--	--	$250,000 (4)	--	$250,000
Mr. Martino	$50,000	$156,000	--	--	$206,000

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

(3) Represents a sign-on bonus payment made in connection with Mr. Rosenzweig’s appointment as Global Chief Executive Officer following the closing of the Aegis Transactions.

(g)	Mr. Martino’s salary included commissions of $7,608 in fiscal 2018.

        (h)  Mr. Duryea’s salary included commissions of $88,605 in fiscal 2019.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table identifies the exercisable and unexercisable option awards for each of the named executive officers as of December 31, 2019.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Lance Rosenzweig	7/23/2018	97,333	486,667	6.17	7/23/2028	(a)

Peter F. Martino	3/6/2018	1,159	—	11.18	3/6/2028
	2/23/2017	7,427	—	9.17	2/23/2027
	2/22/2016	3,287	—	4.62	2/22/2026
	2/17/2015	5,506	—	8.85	2/17/2025
	1/20/2014	85,000	—	6.75	1/20/2024

(a)

Options scheduled to vest in 12 equal quarterly installments beginning on October 20, 2018. The vesting of such options were accelerated as of January 15, 2020 in connection with Mr. Rosenzweig’s resignation as Chief Executive Officer.

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

Mr. Rosenzweig resigned as the President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective as January 15, 2020. In connection with Mr. Rosenzweig’s resignation, the Company entered into a separation agreement with Mr. Rosenzweig, dated January 13, 2020 (the “Separation Agreement”), that provides for post-separation payments that are generally consistent with the post-separation payments that would be provided upon an eligible separation under Mr. Rosenzweig’s letter of employment with the Company. The Separation Agreement provides for (i) cash severance payments equal to six months of Mr. Rosenzweig’s base salary and six months of health care continuation coverage, (ii) a lump-sum payment equal to Mr. Rosenzweig’s actual 2019 annual bonus and (iii) a lump-sum payment equal to 50% of Mr. Rosenzweig’s target annual bonus, in each case subject to execution of a mutual general release of claims between the Company and Mr. Rosenzweig and Mr. Rosenzweig’s compliance with certain restrictive covenants, including non-competition and non-solicitation for 6 months. The Separation Agreement also provides for accelerated vesting of certain of Mr. Rosenzweig’s options to purchase Company common stock, which would have otherwise vested through January 31, 2020.

Other Named Executive Officers

We are parties to Employment Agreements with certain of the other named executive officers that provide for the executive’s initial base salary and annual incentive bonus plan, expressed as a percentage of base salary. The Employment Agreements also provide for any initial equity grants.

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

In connection with the Aegis Transactions, each outstanding award under the 2008 EIP immediately vested with respect to 50% of the shares that were unvested immediately before the Aegis Transactions, and such vesting is accounted for in the table above titled Outstanding Equity Awards at 2018 Fiscal Year End . For those executives that were terminated within two years after the consummation of the Aegis Transactions, all remaining shares that were unvested immediately following the Aegis Transactions became vested upon the occurrence of the termination event.

Compensation of Directors

The following table presents the total compensation for each non-employee director who served as a member of our Board of Directors during 2019. In 2019, we did not pay any other compensation to the members of our Board of Directors.

Name	Stock Awards(a) ($)	Option Awards(a) ($)	Total ($)
Albert Aboody	0	67,500	67,500
Sanjay Chakrabarty	0	90,000	90,000
Bharat Rao	0	90,000	90,000
Julile Schoenfeld	90,000	0	90,000
Aparup Sengupta	0	90,000	90,000
Mukesh Sharda	0	90,000	90,000
Jerry Schafer	0	67,500	67,500

(a)

The amounts shown in these columns reflect the aggregate grant date fair value of stock awards and options granted to each director during 2019. This does not reflect amounts paid to or realized by the directors.  See Note 11 to our consolidated financial statements for the twelve months ended December 31, 2019 for information on the assumptions used in accounting for equity awards.

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

As of December 31, 2019, our current non-employee directors had the following outstanding equity awards:

	Aggregate number of	Aggregate number of
Name	stock options	deferred stock units
Albert Aboody	14,465	0
Sanjay Chakrabarty	24,558	0
Bharat Rao	24,558	0
Julile Schoenfeld	0	0
Aparup Sengupta	24,558	0
Mukesh Sharda	24,558	0
Jerry Schafer	14,645	0

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

 The following table summarizes information as of December 31, 2018, about our equity compensation plans.

(c)
	(a)	(b)	Number of Securities
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance Under Equity
	Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options, Warrants,	(Excluding Securities
Plan Category	Outstanding Options	and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	2,261,128	$4.95	123,125
Equity compensation plans not approved by stockholders	—	—	—
Total	2,261,128	$4.95	123,125

Beneficial Ownership of Common Stock by Directors, Executive Officers, and Principal Stockholders

The table below presents information as of  February 15, 2020, regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and the executive officers named in the Summary Compensation Table;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our current executive officers and directors as a group.

	Beneficial
	Ownership of Shares
	Number of	Percentage of
Name of Beneficial Owner	Shares (1)	Class
CSP Alpha Holdings Parent Pte Ltd(2)	21,235,032	55.2%
A. Emmet Stephenson, Jr.(3)(4)	2,914,382	7.6%
Steven D. Lebowitz(5)	2,418,905	6.3%
Directors:
Albert Aboody(3)(6)	19,287	*
Sanjay Chakrabarty(3)(7)	29,200	*
Bharat Rao(3)(7)(8)	303,264	*
Julie Schoenfeld(3)	14,985	*
Aparup Sengupta(3)(7)	29,200	*
Mukesh Sharda(3)(7)(8)	303,264	*
Gerald Schafer(3)(7)(8)	19,287	*

		*
Named Executive Officers:
Lance Rosenzweig(3)(9)	599,024	1.5%
Peter Martino(3)(10)	114,834	*
Sandeep Gulati(3)	-	-
Surender Mohan Gupta(3)	-	-
Joseph Duryea(3)	-	-

All Current Directors and Executive Officers as a group (7 persons)	760,210	2.0%

*	Less than one percent.

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

(3) The address of such person is c/o StarTek, Inc., 6200 South Syracuse Way., Suite 485, Greenwood Village, Colorado 80111.

(4) This disclosure is based on information provided to us in a questionnaire. Mr. Stephenson has entered into an investor rights agreement with us, which is more fully described below in "Certain Relationships and Related Transactions, and Director Independence."

(5) This disclosure is based on a Schedule 13G/A filed with the SEC by Steven D. Lebowitz on February 3, 2020. The address of this stockholder is 1333 Second Street, Suite 650, Santa Monica, California 90401.

(6) Includes 19,287 shares of common stock underlying vested stock options.

(7) Includes 29,200 shares of common stock underlying vested stock options.

(8) Includes 274,064 shares of common stock owned by Advance Crest Investments Limited, which is controlled by Bharat Rao and Mukesh Sharda.  Each of Messrs. Rao and Sharda disclaim beneficial ownership of all such shares held by Advance Crest Investments Limited except to the extent of their proportionate pecuniary interests therein.

(9) Includes 584,000 shares of common stock underlying vested stock options.

(10) Includes 102,379 shares of common stock underlying vested stock options.

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

The Board of Directors

Our Board of Directors has determined that each of Ms. Schoenfeld, Mr. Aboody and Mr. Schafer are “independent” under the regulations of the NYSE.  None of these directors has any relationship or has been party to any transactions that the Board believes could impair the independent judgment of these directors in considering matters relating to us. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Board of Directors is not comprised of a majority of independent directors; five members, Messrs. Sengupta, Chakrabarty, Sharda, Rao, have not been determined by our Board of Directors to be independent directors.

Related Transactions

Aegis Stockholder Loan

On August 26, 2019, the Company entered into a Loan Agreement with Tribus Capital Limited, as lender (“Tribus”), pursuant to which Tribus made a single-draw unsecured term loan to the Company in the aggregate amount of $1.5 million.  The Company will pay interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan is due and payable on February 26, 2020.  Tribus is an affiliate of the Aegis Stockholder.

On November 20, 2019, the Company entered into a Loan Agreement with Bluemoss Ergon Limited , as lender (“Bluemoss”), pursuant to which Bluemoss made a single-draw unsecured term loan to the Company in the aggregate amount of $1.75 million.  The Company will pay interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan is due and payable on May 20, 2020. Bluemoss is an affiliate of the Aegis Stockholder.

Stock Purchase Agreement

On May 17, 2019, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Advance Crest Investments Limited (“Advance Crest”), CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (“CSP Alpha Holdings”) and certain outside accredited investors (together with Advance Crest and CSP Alpha Holdings, the “Purchasers”) to sell 692,520 shares of its common stock (the “Shares”) to the Purchasers (including 274,064 Shares sold to Advance Crest and 100,267 Shares sold to CSP Alpha Holdings) in a private placement at a price of $7.48 per share for aggregate gross proceeds to the Company of $5,180,049.60, before offering expenses. Advance Crest is controlled by Bharat Rao and Mukesh Sharda, each of whom were appointed to serve as directors of the Company by CSP Alpha Holdings. The closing of the private placement took place on May 17, 2019.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees billed for services rendered by BDO India LLP,  during the years ended December 31, 2019:

2019
Audit fees (a)	$550,000
Total	$550,000

(a)	Audit fees for services consisted of audits of our annual financial statements and internal controls over financial reporting and reviews of our Quarterly Reports on Form 10-Q.

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

The Audit Committee has determined that the non-audit services provided by BDO were compatible with maintaining the firm’s independence.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

1.  Consolidated Financial Statements.  See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of this Form 10-K.

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement dated as of March 14, 2018 by and among StarTek, Inc., CSP Alpha Midco Pte Ltd and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	3/15/2018
2.2	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among StarTek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
2.3	Stockholders Agreement dated as of July 20, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/20/2018
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of StarTek, Inc.	8-K	3.1	7/20/2018
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
4.2	Warrant to purchase up to 4,000,000 shares of StarTek, Inc. common stock issued to Amazon.com NV Investment Holdings LLC on January 23, 2018	10-Q	4.1	5/8/2018
10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.2†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.3†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.4†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.6†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.7†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.8†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.9†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016

10.10†	StarTek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.11	Credit Agreement, dated April 29, 2015, by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	8/10/2015
10.12†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.13†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.14	First Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.2	8/10/2015
10.15	Second Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	11/9/2015
10.16†	Form of Amendment to Employment Agreement for executive officers	10-K	10.27	3/14/2016
10.17	Third Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	8-K	10.1	1/26/2016
10.18	Fourth amendment to the Credit Agreement by and among Startek, Inc. and BMO Harris Bank, N.A	10-Q	10.1	4/3/2017
10.19	Securities Purchase Agreement, dated as of December 13, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	10.1	12/14/18
10.20†	Letter Agreement, dated July 19, 2018, by and between Lance Rosenzweig and CSP Alpha Midco Pte Ltd	8-K	10.2	7/20/2018
10.21†	Letter Agreement, dated July 1, 2018, by and between Ramesh Kamath and Aegis Customer Support Services Private Limited	10-Q	10.3	11/9/2018
10.22	Facilities Agreement, dated October 27, 2017, between, among others, CSP Alpha Holdings Pte Ltd., as Original Borrower, and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank, as Mandated Lead Arrangers and Bookrunners	10-Q	10.4	11/9/2018
10.23	Syndication Agreement, dated July 24, 2018, between, among others, CSP Alpha Holdings Pte Ltd., and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank as Mandated Lead Arrangers and Bookrunners	10-Q	10.5	11/9/2018
10.24	Fifth Amendment to Credit Agreement by and between StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.6	11/9/2018
10.25	Management Services Agreement, dated March 1, 2018, by and between CSP Alpha Holdings Parent Pte Ltd and CSP Alpha Midco Pte Ltd	10-Q	10.7	11/9/2018
10.26	Transaction Agreement dated as of January 23, 2018 by and between StarTek, Inc. and Amazon.com, Inc.	10-Q	10.1	5/8/2018
10.27	First Amendment to the Amended and Restated StarTek, Inc. 2008 Equity Incentive Plan	DEF 14A	A	3/29/2018
10.28	First Amendment to the Amended and Restated StarTek, Inc. Employee Stock Purchase Plan	DEF 14A	B	3/29/2019
10.29	Form of Stock Purchase Agreement by and between StarTek, Inc. and the Purchasers (as defined therein), dated as of May 17, 2019	8-K	10.1	5/20/2019
10.30	Form of Registration Rights Agreement by and between StarTek, Inc. and the Purchasers (as defined therein), dated as of May 17, 2019	8-K	10.2	5/20/2019
10.31†	Letter Agreement with Rajiv Ahuja dated July 13, 2019	8-K	10.1	7/23/2019
10.32	Receivables Purchase Agreement between StarTek, Inc. and ING Belgium NV/SA dated December 11, 2019	8-K	1.01	12/13/2019
10.33†	Separation Agreement between StarTek, Inc. and Lance Rosenzweig, dated January 13, 2020	8-K	99.1	01/16/2020
10.34†	Separation Agreement between StarTek, Inc. and Wayne White, dated February 4, 2020	8-K	99.1	02/10/2020
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO India LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Aparup Sengupta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Ramesh Kamath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2019, (ii) Consolidated Balance Sheets as of December 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2019, , (iv) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-K.
†	Management contract or compensatory plan or arrangement
&	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ APARUP SENGUPTA	Date: March 12, 2020
	Aparup Sengupta	c
Global Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ APARUP SENGUPTA	Chairman of the Board and President and Chief Executive Officer (principal executive officer)	Date: March 12 2020
Aparup Sengupta

/s/ RAMESH KAMATH	Chief Financial Officer (principal financial and accounting officer)	Date: March 12, 2020
Ramesh Kamath

/s/ SANJAY CHAKRABARTY	Director	Date: March 12, 2020
Sanjay Chakrabarthy

/s/ ALBERT ABOODY	Director	Date: March 12, 2020
Albert Aboody

/s/ BHARAT RAO	Director	Date: March 12, 2020
Bharat Rao

/s/ JULIE SCHOENFELD	Director	Date: March 12, 2020
Julie Schoenfield

/s/ MUKESH SHARDA	Director	Date: March 12, 2020
Mukesh Sharda

/s/ JERRY SCHAFER	Director	Date: March 12, 2020
Jerry Schafer