Form 10-K/A
period 2019-12-31
StarTek, Inc.
filed 2020-05-05
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Emerging growth filer ☐
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

EXPLANATORY NOTE

The sole purpose of this Amendment is to provide Exhibits 10.32, 10.33, 10.34 and 23.2, which were inadvertently omitted from the Form 10-K originally filed on March 12, 2020 (the “Original Filing”). Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing. Pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith, but does not contain new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are contained in this Amendment.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

1. Consolidated Financial Statements. See the index to the Consolidated Financial Statements of StarTek, Inc. and its subsidiaries that appears in Item 8 of the Original Filing.

2.     The Index of Exhibits filed with the Original Filing is amended and supplemented as follows:

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement dated as of March 14, 2018 by and among StarTek, Inc., CSP Alpha Midco Pte Ltd and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	3/15/2018
2.2	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among StarTek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
2.3	Stockholders Agreement dated as of July 20, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/20/2018
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of StarTek, Inc.	8-K	3.1	7/20/2018
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
4.2	Warrant to purchase up to 4,000,000 shares of StarTek, Inc. common stock issued to Amazon.com NV Investment Holdings LLC on January 23, 2018	10-Q	4.1	5/8/2018
10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.2†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.3†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.4†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.6†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.7†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.8†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.9†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016

10.10†	StarTek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.11	Credit Agreement, dated April 29, 2015, by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	8/10/2015
10.12†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.13†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.14	First Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.2	8/10/2015
10.15	Second Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.1	11/9/2015
10.16†	Form of Amendment to Employment Agreement for executive officers	10-K	10.27	3/14/2016
10.17	Third Amendment to Credit Agreement by and among StarTek, Inc. and BMO Harris Bank, N.A.	8-K	10.1	1/26/2016
10.18	Fourth amendment to the Credit Agreement by and among Startek, Inc. and BMO Harris Bank, N.A	10-Q	10.1	4/3/2017
10.19	Securities Purchase Agreement, dated as of December 13, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	10.1	12/14/18
10.20†	Letter Agreement, dated July 19, 2018, by and between Lance Rosenzweig and CSP Alpha Midco Pte Ltd	8-K	10.2	7/20/2018
10.21†	Letter Agreement, dated July 1, 2018, by and between Ramesh Kamath and Aegis Customer Support Services Private Limited	10-Q	10.3	11/9/2018
10.22	Facilities Agreement, dated October 27, 2017, between, among others, CSP Alpha Holdings Pte Ltd., as Original Borrower, and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank, as Mandated Lead Arrangers and Bookrunners	10-Q	10.4	11/9/2018
10.23	Syndication Agreement, dated July 24, 2018, between, among others, CSP Alpha Holdings Pte Ltd., and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank as Mandated Lead Arrangers and Bookrunners	10-Q	10.5	11/9/2018
10.24	Fifth Amendment to Credit Agreement by and between StarTek, Inc. and BMO Harris Bank, N.A.	10-Q	10.6	11/9/2018
10.25	Management Services Agreement, dated March 1, 2018, by and between CSP Alpha Holdings Parent Pte Ltd and CSP Alpha Midco Pte Ltd	10-Q	10.7	11/9/2018
10.26	Transaction Agreement dated as of January 23, 2018 by and between StarTek, Inc. and Amazon.com, Inc.	10-Q	10.1	5/8/2018
10.27	First Amendment to the Amended and Restated StarTek, Inc. 2008 Equity Incentive Plan	DEF 14A	A	3/29/2018
10.28	First Amendment to the Amended and Restated StarTek, Inc. Employee Stock Purchase Plan	DEF 14A	B	3/29/2019
10.29	Form of Stock Purchase Agreement by and between StarTek, Inc. and the Purchasers (as defined therein), dated as of May 17, 2019	8-K	10.1	5/20/2019
10.30	Form of Registration Rights Agreement by and between StarTek, Inc. and the Purchasers (as defined therein), dated as of May 17, 2019	8-K	10.2	5/20/2019
10.31†	Letter Agreement with Rajiv Ahuja dated July 13, 2019	8-K	10.1	7/23/2019
10.32*	Receivables Purchase Agreement between StarTek, Inc. and ING Belgium NV/SA dated December 11, 2019
10.33†*	Separation Agreement between StarTek, Inc. and Lance Rosenzweig, dated January 13, 2020

10.34†*	Separation Agreement between StarTek, Inc. and Wayne White, dated February 4, 2020
21.1	Subsidiaries of the Registrant	10-K	21.1	3/12/2020
23.1	Consent of BDO India LLP, Independent Registered Public Accounting Firm	10-K	23.1	3/12/2020
23.2*	Consent of Plante & Moran PLLC, Independent Registered Public Accounting Firm
31.1*	Certification of Aparup Sengupta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Ramesh Kamath pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	3/12/2020
101	The following materials are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2019, (ii) Consolidated Balance Sheets as of December 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2019, , (iv) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, and (v) Notes to Consolidated Financial Statements.	10-K	101	3/12/2020

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-K/A.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ RAMESH KAMATH	Date: May 5, 2020
Ramesh Kamath
Chief Financial Officer