Form 10-Q
period 2020-03-31
StarTek, Inc.
filed 2020-06-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of  June 1, 2020, there were 38,591,021  shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

FORM 10-Q

Explanatory Para for Delay in filing of 10Q

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020, in accordance with the SEC’s March 4, 2020 Order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”), the Company relied on the relief provided by the Order to briefly delay the filing of its Form 10-Q due to circumstances related to the coronavirus (COVID-19). Specifically, the Company disclosed that the Company’s operations had experienced disruptions due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closures had limited access to the Company’s facilities by the Company’s financial reporting and accounting staff as well as other advisors involved in the preparation of the Form 10-Q and impacted the Company’s ability to fulfill required preparation and review processes and procedures with respect to the Form 10-Q. The Company disclosed it expected to file the Form 10-Q by June 25, 2020, within 45 days after the original filing deadline of the Form 10-Q.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on March 12, 2020 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	161,177	161,142
Warrant contra revenue	(278)	-
Net Revenue	160,899	161,142
Cost of services	(140,841)	(133,928)
Gross profit	20,058	27,214
Selling, general and administrative expenses	(17,255)	(24,079)
Impairment losses and restructuring/exit cost	(24,322)	(1,129)
Acquisition related cost	-	35
Operating (Loss) / Income	(21,519)	2,042
Share of (loss) / profit of equity accounted investees	(8)	342
Interest expense, net	(3,506)	(4,465)
Exchange gain / (loss), net	1,928	(691)
Loss before income taxes	(23,105)	(2,772)
Income tax expense	2,876	385
Net loss	(25,981)	(3,157)
Net income attributable to non-controlling interests	576	189
Net loss attributable to Startek shareholders	(26,557)	(3,346)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,392)	567
Change in fair value of derivative instruments	(672)	(65)
Pension amortization	396	176
Comprehensive loss	(30,649)	(2,479)
Comprehensive income attributable to non-controlling interests	739	276
Comprehensive loss attributable to Startek shareholders	(31,388)	(2,755)

Net loss per common share - basic and diluted	(0.69)	(0.09)
Weighted average common shares outstanding - basic and diluted	38,528	37,522

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	27,795	20,464
Restricted cash	11,862	12,162
Trade accounts receivable, net	100,152	108,479
Unbilled Revenue	40,586	41,449
Prepaid and other current assets	19,516	12,008
Total current assets	199,911	194,562
Property, plant and equipment, net	34,133	37,507
Operating lease Right-of-use assets	79,370	73,692
Intangible assets, net	108,225	110,807
Goodwill	196,633	219,341
Investment in associates	477	553
Deferred tax assets, net	3,009	5,251
Prepaid expenses and other non-current assets	15,568	16,370
Total assets	637,326	658,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	20,004	25,449
Accrued expenses and other current liabilities	89,600	82,598
Short term debt	32,387	26,491
Current maturity of long term debt	18,666	17,601
Current maturity of operating lease liabilities	20,761	19,677
Current maturity of finance lease obligations	750	632
Total current liabilities	182,168	172,448
Long term debt	123,387	130,144
Operating lease liabilities	59,404	54,341
Other non-current liabilities	12,881	11,140
Deferred tax liabilities, net	17,739	18,226
Total liabilities	395,579	386,299
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 38,541,724 and 38,525,636 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	385	385
Additional paid-in capital	277,852	276,827
Accumulated other comprehensive loss	(10,853)	(6,022)
Accumulated deficit	(73,115)	(46,145)
Equity attributable to Startek shareholders	194,269	225,045
Non-controlling interest	47,478	46,739
Total stockholders’ equity	241,747	271,784
Total liabilities and stockholders’ equity	637,326	658,083

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(25,981)	$(3,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,093	7,304
Impairment of goodwill	22,708	-
Profit on sale of property, plant and equipment	-	(251)
Provision for doubtful accounts	154	630
Warrant contra revenue	278	-
Share-based compensation expense	291	425
Deferred income taxes	1,879	(659)
Share of (loss) / Profit of equity accounted investee	8	(342)
Changes in operating assets and liabilities:
Trade accounts receivable	4,503	4,384
Prepaid expenses and other assets	(7,658)	(8,789)
Trade accounts payable	(4,722)	(79)
Income taxes, net	(672)	(948)
Accrued expenses and other current liabilities	12,287	1,105
Net cash (used in) / generated from operating activities	$10,168	$(377)

Investing Activities
Purchases of property, plant and equipment	(2,884)	(3,495)
Net cash used in generated investing activities	$(2,884)	$(3,495)

Financing Activities
Proceeds from the issuance of common stock	43	515
Payments on long term debt	(4,200)	(1,400)
Proceeds from (payments on) other debt, net	4,956	6,102
Net cash generated generated from financing activities	$799	$5,217
Net increase in cash and cash equivalents	8,083	1,345
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,052)	(226)
Cash and cash equivalents and restricted cash at beginning of period	32,626	24,569
Cash and cash equivalents and restricted cash at end of period	$39,657	$25,688

Components of cash and cash equivalents and restricted cash
Balances with banks	27,795	14,595
Restricted cash	11,862	11,093
Total cash and cash equivalents and restricted cash	$39,657	$25,688

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Foreign currency	Change in fair value of	Unrecognised	Equity attributable to Startek	Non-controlling	Total stockholders'
	Shares	Amount	capital	deficit	translation	derivative instruments	pension cost	shareholders	interest	equity
Three months ended
Balance at December 31, 2019	38,525,636	$385	$276,827	$(46,145)	$(4,568)	$475	$(1,929)	$225,045	$46,739	$271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	16,088	-	43	-	-	-	-	43	-	43
Share-based compensation expenses	-	-	291	-	-	-	-	291	-	291
Warrant expenses	-	-	278	-	-	-	-	278	-	278
Net income (loss)	-	-	-	(26,557)	-	-	-	(26,557)	576	(25,981)
Other comprehensive loss for the period	-	-	-	-	(4,392)	(672)	233	(4,831)	163	(4,668)
Balance at March 31, 2020	38,541,724	$385	$277,852	$(73,115)	$(8,960)	$(197)	$(1,696)	$194,269	$47,478	$241,747

Balance at December 31, 2018	37,446,323	$374	$267,317	$(31,127)	$(3,989)	$(15)	$(1,543)	$231,017	$45,356	$276,373
Issuance of common stock	115,421	1	514	-	-	-	-	515	-	515
Share-based compensation expenses	-	-	425	-	-	-	-	425	-	425
Warrant expenses	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	(3,346)	-	-	-	(3,346)	189	(3,157)
Other comprehensive loss for the period	-	-	-	-	567	(65)	90	592	86	678
Balance at March 31, 2019	37,561,744	$375	$268,256	$(34,473)	$(3,422)	$(80)	$(1,453)	$229,203	$45,631	$274,834

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Startek has proven results for the multiple services we provide, including sales, order management and provisioning, customer care, technical support, receivables management, and retention programs. We manage programs using a variety of multi-channel customer interactions, including voice, chat, email, social media and back-office support. Startek has facilities in United States, India, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru and Sri Lanka.

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

The consolidated balance sheet as of  December 31, 2019, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US-GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended  December 31, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, valuation allowances for deferred tax assets and restructuring costs. Management believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s condensed consolidated financial statements.

Revenue

On April 1, 2018, the Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers, (Topic 606) using the modified retrospective method. Topic 606 utilizes a five-step process, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer Note 4 on "Revenue from Contracts with Customers" for further information.

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

The Company elected the practical expedient permitted under the transition guidance under Topic 842, which among other matters, allowed the Company (i) not to apply the recognition requirements to short-term leases (leases with a lease term of 12 months or less), (ii) not to reassess whether any expired or existing contracts are or contain leases, (iii) not to reassess the lease classification for any expired or existing leases, and (iv) not to reassess initial direct costs for any existing leases

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

For the quarter ended March 31, 2020, the COVID-19 pandemic has not triggered changes to the terms of any of the Company’s leases. While the Company does not currently expect any large-scale contraction in demand which could result in a reduction in the use of its physical infrastructure, changes in the Company’s business or client demand as a result of the COVID-19 pandemic could alter the Company’s plans for or use of its physical infrastructure in the long term.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer Note 3 for information and related disclosures.

Intangible assets acquired in a business combination were recorded at fair value at acquisition date using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at least annually, or more frequently if indicators of impairment arise.

Foreign Currency Matters

The Company has operations in Argentina and its functional currency has historically been the Argentine Peso. The Company monitors inflation rates in countries in which it operates as required by US GAAP. Under ASC 830-10-45-12, an economy must be classified as highly inflationary when the cumulative three-year rate exceeds 100%.  Considering the inflation data of Argentina, the Company has considered Argentina to be highly inflationary beginning on July 1, 2018. In accordance with ASC 830, the functional currency of the Argentina business has been changed to USD, which requires remeasurement of the local books to USD. Exchange gains and losses is recorded through net income as opposed to through other comprehensive income as had been done historically. Translation adjustments from prior periods will not be removed from equity.

Stock-Based Compensation

We recognize expense related to all share-based payments to employees, including grants of employee stock options, based on the grant-date fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments. We include an estimate of forfeitures when calculating compensation expense. We use the Black-Scholes method for valuing stock-based awards. See Note 10, “Share-Based Compensation” for further information.

Common Stock Warrant Accounting

We account for common stock warrants as equity instruments, based on the specific terms of our warrant agreement. For more information refer to Note 10, "Share-Based Compensation."

Recent Accounting Pronouncements

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU represents changes to clarify or improve the Codification. The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications in relation to financial instruments. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position and or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through 31 December 2022. The Company is still in the process of assessing the impact of this ASU.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2020, the carrying value of goodwill relating to business acquisitions is $196,633. The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units	Amount
Americas	64,315
India	15,180
Malaysia	47,543
Saudi Arabia	54,840
South Africa	1,578
Argentina	4,991
Australia	8,186
Ending balance, March 31, 2020	$196,633

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The Goodwill was allocated to new reporting units using a relative fair value allocation approach. We performed a quantitative assessment to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value.

The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins and cash flows for a period of five years and applied a perpetual long-term growth rate using discounted cash flows (DCF) method. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. The values assigned to each of the key assumptions reflect the management’s past experience as their assessment of future trends and are consistent with external/internal sources of information.

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the recent global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. As quoted market prices are not available for these reporting units, the calculations of their estimated fair values were based on a discounted cash flow model (income approach).

This approach relied on numerous assumptions and judgments that were subject to various risks and uncertainties. The Company has used internal and external information, including recently signed client engagements for which service delivery has not yet begun and projections adjusted to meet economic forecasts, for the purpose of computation and developing assumptions. It also includes the Company's estimates of future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows. The calculations explicitly addressed factors such as timing, with due consideration given to forecasting risk. While assumptions utilized are subject to a high degree of judgment and complexity, the Company has made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that exists as of March 31, 2020.

The results of these interim impairment tests indicated that the estimated fair value of the India, South Africa and Australia reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting unit respectively. If the pandemic's economic impact is more severe, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, this could result in further goodwill impairment charges.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, December 31, 2019	$219,341
Impairment	(22,708)
Ending balance, March 31, 2020	$196,633

Intangible Assets

The following table presents our intangible assets as of March 31, 2020

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$66,220	$12,078	$54,142	6.5
Brand	49,500	8,647	40,853	7.1
Trademarks	13,210	1,495	11,715	7.5
Other intangibles	2,130	615	1,515	4.9
	$131,060	$22,835	$108,225	$-

As a result of the indicator of impairment identified, the Company performed an interim impairment assessment of its intangible assets as of March 31, 2020. Based on the results of our analyses, the estimated fair values of the trade names exceeded the carrying values.

Expected future amortization of intangible assets as of March 31, 2020 is as follows:

Years Ending December 31,	Amount
Remainder of 2020	$7,762
2021	10,350
2022	10,350
2023	10,306
2024	10,252
Thereafter	59,205

4.  REVENUE

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

The Company has evaluated the impact of COVID-19 on the Company’s net revenues for the three months ended March 31, 2020, including as a result of constraints on the Company’s ability to render services, whether due to full or partial shutdowns of the Company’s facilities or significant travel restrictions, penalties relating to breaches of service level agreements and contract terminations or contract performance delays initiated by clients. Based on this evaluation, the Company has concluded that, during the three months ended March 31, 2020, the impact of COVID-19 was not material to the Company’s net revenues. Due to the nature of the pandemic, the Company continues to monitor developments to identify significant uncertainties relating to revenue in future periods.

Disaggregated Revenue

Revenues by our clients' industry vertical for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
Vertical:	2020	2019
Telecom	55,697	65,824
E-commerce & Consumer	25,958	24,344
Financial & Business Services	13,439	13,320
Media & Cable	23,194	21,757
Travel & Hospitality	15,803	16,514
Healthcare & Education	13,448	10,529
Technology, IT & Related Services	5,050	2,437
All other segments	8,588	6,417
Gross Revenue	161,177	161,142
Less: Warrant Contra Revenue	(278)	-
Net Revenue	$160,899	$161,142

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

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation and employee benefit plans" for more information). For the three months ended March 31, 2020, the following shares were not included in the computation of diluted earnings per share because we reported a net loss and the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Anti-dilutive securities:
Stock options	2,316	2,782

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the recent global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units.

During first Quarter of 2020, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting unit respectively.

Restructuring/Exit Cost

The table below summarizes the balance of accrued restructuring, other acquisition related cost and involuntary termination cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the three months ended March 31, 2020:

	Employee related	Facilities related	Total
Balance as of December 31, 2019	$1,326	$514	$1,840
Accruals/(reversals)	1,583	31	1,614
Payments	(1,168)	(178)	(1,346)
Balance as of March 31, 2020	$1,741	$367	$2,108

Employee related

In 2020, under a company-wide restructuring plan, we eliminated a number of positions which were considered redundant coupled with change in key management personnel , We recognized provision for employee related costs across a number of geographies and we expect to pay the remaining costs of $1,721 by the end of third quarter 2020.

In March 2019, the Company has closed one of its sites in Argentina. Upon closure, the Company eliminated a number of positions which were considered redundant and recognized provision for employee related costs and we expect to pay the remaining costs of $20 by the end of second quarter 2020.

Facilities related

In 2018, we terminated various leases in the United States and the Philippines due to closedown of the facilities. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $359 by the end of the first quarter of 2021.

Upon closure of site in Argentina, the Company recognized provision for facility related costs and we expect to pay the remaining costs of $8 by the end of the second quarter of 2020.

7.  DERIVATIVE INSTRUMENTS

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

From January 1, 2020 to March 31, 2020, we entered into Philippine peso and Canadian-dollar non-deliverable forward and range forward contracts for a notional amount of 1,387,999,998 Philippine pesos and 3,028,575 in Canadian Dollars.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of March 31, 2020:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2020	Year Ended December 31,2019	Year Ended December 31,2019
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Philippine Peso	1,597,000	30,650	769,000	14,361
Canadian Dollar	3,300	2,437	1,400	1,047
		$33,087		$15,408

The Canadian dollar and Philippine peso foreign exchange contracts are to be delivered periodically through March 2021 at a purchase price of approximately $2,437 and $30,650 respectively, and as such we expect unrealized gains and losses recorded in accumulated other comprehensive income will be reclassified to operations as the forecasted inter-company expenses are incurred, typically within twelve months.

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, "Fair Value Measurements," and are included in prepaid expense and other current assets and accrued expenses and other current liabilities in our condensed consolidated balance sheets, respectively.

	Gain (Loss) Recognized in AOCI, net of tax	Gain (Loss) Recognized in AOCI, net of tax	Gain/ (Loss) Reclassified from AOCI into Income	Gain/ (Loss) Reclassified from AOCI into Income
	Three months ended March 31, 2020	Three months ended March 31, 2019	Three months ended March 31, 2020	Three months ended March 31, 2019

Cash flow hedges:
Foreign exchange contracts	(860)	65	188	-

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contract as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the three months ended March 31, 2020 and 2019:

Derivatives not designated under ASC 815	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Foreign currency forward contracts	$1,771	$26
Interest rate swap	$(340)	$228

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

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$3,458	$—	$3,458
Total fair value of assets measured on a recurring basis	$—	$3,458	$—	$3,458

Liabilities:
Interest rate swap	$—	$758	$—	$758
Foreign exchange contracts	$—	$557	$—	$557
Total fair value of liabilities measured on a recurring basis	$—	$1,315	$—	$1,315

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,823	$—	$1,823
Total fair value of assets measured on a recurring basis	$—	$1,823	$—	$1,823

Liabilities:
Interest rate swap	$—	$544	$—	$544
Foreign exchange contracts	$—	$22	$—	$22
Total fair value of liabilities measured on a recurring basis	$—	$566	$—	$566

9. DEBT

The below table presents details of the Company's debt:

	March 31, 2020	December 31, 2019
Short term debt and current portion of long term debt
Working capital facilities	$29,004	$23,179
Loan from related parties	3,383	$3,312
Current maturity of long term debt	17,850	16,800
Equipment loan	816	801
Current maturity of finance lease obligations	750	632
Total	$51,803	$44,724

Long term debt
Term loan, net of debt issuance costs	$100,204	$105,075
Equipment loan	409	619
Secured revolving credit facility	21,935	23,097
Finance lease obligations	839	1,353
Total	$123,387	$130,144

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $29 million as of March 31, 2020.

Loan from related parties

On August 26, 2019, the Company entered into a Loan Agreement with Tribus Capital Limited, as lender (“Tribus”), pursuant to which Tribus made a single-draw unsecured term loan to the Company in the aggregate amount of $1.5 million. The Company will pay interest on such loan at the rate of 8.5% per annum. As of March 31, 2020, total outstanding interest balance is $0.08 million. All principal and interest on the loan was paid on April 21, 2020.

On November 20, 2019, the Company entered into a Loan Agreement with Bluemoss Ergon Limited, as lender (“Bluemoss”), pursuant to which Bluemoss made a single-draw unsecured term loan to the Company in the aggregate amount of $1.75 million. The Company will pay interest on such loan at the rate of 8.5% per annum. As of March 31, 2020, total outstanding interest balance is $0.05 million. All principal and interest on the loan was paid on April 22, 2020.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

Principal payments due on the term loan are as follows:

Years	Amount
Remainder of 2020	12,600
2021	21,000
2022	88,200
Total	$121,800

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of March 31, 2020 amount to $3.7 million.

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

As of March 31, 2020, we had $21.93 million of outstanding borrowings and our remaining borrowing capacity was $13.40 million. Our borrowings bear interest at one-month LIBOR plus 1.50% to 1.75%, depending on current availability.

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the cash proceeds are received by the Company. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $12.8 million for three months ended March 31, 2020.

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

10. SHARE-BASED COMPENSATION

Amazon Warrant

On January 23, 2018, Startek entered into the Amazon Transaction Agreement, pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. As a result of an anti-dilution adjustment that was triggered in 2019, total number of shares issuable to Amazon have been adjusted from 4,000,000 to 4,002,964. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

The first tranche of 425,532 Warrant Shares vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest in various tranches based on Amazon’s payment of up to $600 million to us or any of our affiliates in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The exercise price for all Warrant Shares was originally $9.96 per share but was adjusted to $9.95 per share as a result of an anti-dilution adjustment that was triggered in 2019. The Warrant Shares are exercisable through January 23, 2026.

The second tranche of 212,766 Warrant Shares vested on May 31, 2019. The amount of contra revenue attributed to these Warrant Shares is $730.

The third tranche of 212,953 Warrant Shares vested on  Feb 29, 2020. The amount of contra revenue attributed to these Warrant Shares is $278 after adjusting the impact of $413 towards adoption of ASU 2019-08 on January 01, 2020 and $565 towards accrual till December 31, 2019, respectively using initial grant-date fair value.

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

In line with ASU 2019-08, the Company has measured share-based payments at grant-date fair value, which will be the basis for the amount to be reduction in revenue. The Company has given the transitional impact of $413 in Equity in respect of awards wherein measurement date was not established or were not settled as of the beginning of financial year in which ASU is adopted (i.e. Jan 01, 2020).

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three months ended March 31, 2020 was $291, and is included in selling, general and administrative expense. As of March 31, 2020, there was no unrecognized compensation expense related to non-vested stock options.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2019	$(4,568)	$475	$(1,929)	$(6,022)	$(1,597)	$(7,619)
Foreign currency translation	(4,392)	-	-	(4,392)	-	(4,392)
Reclassification to operations	-	188	-	188	-	188
Unrealized losses	-	(860)	-	(860)	-	(860)
Pension remeasurement	-	-	233	233	163	396
Balance at March 31, 2020	$(8,960)	$(197)	$(1,696)	$(10,853)	$(1,434)	$(12,287)

12.  SEGMENT AND GEOGRAPHICAL INFORMATION

The Company provides business process outsourcing services (“BPO”) to clients in a variety of industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Chief Executive Officer (CEO) and President, who have been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a geographical basis.

In the fourth quarter of 2019, we reorganized our operating business model. Our new operating business model is focused on geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography wise, hence the geographical level represents the operating segments of Startek, Inc.

Prior period results have been revised for segment disclosure to conform to current period presentation. We report our results of operations as follows in Six reportable segments:-
a) Americas
b) Middle East
c) Malaysia
d) India and Sri Lanka
e) Argentina & Peru
f) Rest of World

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Americas	68,168	63,603
India & Sri Lanka	24,252	28,209
Malaysia	11,885	12,448
Middle East	34,517	31,118
Argentina & Peru	10,208	12,584
Rest of World	11,869	13,180
Total	$160,899	$161,142

Operating income (loss):
Americas	$926	$865
India & Sri Lanka	(695)	1,130
Malaysia	1,635	1,444
Middle East	1,617	1,257
Argentina & Peru	16	(439)
Rest of World	272	413
Segment operating income	3,771	4,670
Startek consolidation adjustments
Goodwill impairment	22,708	-
Intangible amortization	2,582	2,628
Total operating income	$(21,519)	$2,042

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on	As on
	March 31, 2020	December 31, 2019
Property, plant and equipment, net:
Americas	13,282	14,156
India & Sri Lanka	9,689	10,772
Malaysia	4,018	4,375
Middle East	4,405	4,722
Argentina & Peru	1,653	1,701
Rest of World	1,086	1,781
Total	$34,133	$37,507

13.  LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019

Operating lease cost	$7,259	$7,540

Finance lease cost:
Amortization of right-of-use assets	327	484
Interest on lease liabilities	43	28
Total finance lease cost	370	512

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three months ended
	March 31, 2020	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,183	7,563
Operating cash flow from finance leases	43	28
Financing cash flows from finance leases	116	653

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,558	76,983
Finance lease	-	-

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2020	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$79,370	$73,692
Operating Lease Liabilities-Current	20,761	19,677
Operating Lease Liabilities-Non-Current	59,404	54,341
Total operating lease liabilities	$80,165	$74,018

Finance Leases
Property and equipment, at cost	5,166	4,391
Accumulated depreciation	(3,088)	(1,984)
Property and equipment, at net	$2,078	$2,407
Finance Lease Obligation-Current	750	632
Finance Lease Obligation-Non Current	839	1,353
Total finance lease liabilities	$1,589	$1,985

	As of	As of
	March 31, 2020	March 31, 2019
Weighted average remaining lease term
Operating leases	4.58 yrs	4.66 yrs
Finance leases	1.67 yrs	1.92 yrs

Weighted average discount rate
Operating leases	6.84%	7.27%
Finance leases	6.01%	6.01%

Maturities of lease liabilities were as follows:

	Operating leases	Finance leases
Year ending December, 31
Remaining of 2020	$25,312	$706
2021	15,978	575
2022	14,590	442
2023	11,740	-
2024	10,190	-
Thereafter	6,886	-
Total lease payments	$84,696	$1,723
Less imputed interest	(4,531)	(134)
Total	$80,165	$1,589

14.  SUBSEQUENT EVENT

COVID-19

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the effects of the pandemic on all aspects of its business, including how it will impact the Company, its customers, employees, contractors, suppliers, business partners and delivery models. The Company is unable to determine with any degree of accuracy the length and severity of the COVID-19 crisis and what impact it will have on its future financial position and operating results. The COVID-19 crisis is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key operations centers, including in the U.S., India, Philippines, Malaysia, Saudi Arabia and South Africa. However, the Company expects that COVID-19 will negatively impact its operating results in future periods. Because the duration and extent of the COVID-19 pandemic is highly uncertain, the Company will continue to assess the evolving impact of COVID-19 on its business.

Term Loan

Given the current COVID-19 situation, the Company had initiated discussions with the lender consortium seeking certain waivers from the quarterly covenant testing and a deferment of the principal repayments on the Senior Term Loan. While the Company has initiated the process of amending the Facility Agreement, it has received an in principle approval from the lender consortium with respect to such waivers subject to certain conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. All dollar amounts are presented in thousands other than per share data.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a global business process outsourcing company that provides omnichannel customer interactions, technology and back-office support solutions for some of the world’s most iconic brands in a variety of vertical markets. Operating under the Startek and Aegis brand, we help these large global companies connect emotionally with their customers, solve issues, and improve net promoter scores and other customer-facing performance metrics. Through consulting and analytics services, technology-led innovation, and engagement solutions, we deliver personalized experiences at the point of conversation between our clients and their customers across every interaction channel and phase of the customer journey.

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

SIGNIFICANT DEVELOPMENTS

Change in Chief Executive Officer

On January 12, 2020, the Board of Directors appointed Aparup Sengupta to serve as the new Chief Executive Officer of the Company effective as of January 15, 2020. Mr. Sengupta succeeds Lance Rosenzweig, who resigned as the Chief Executive Officer and as a member of the Board of Directors of the Company, effective as January 15, 2020.

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. In response to COVID-19, we have prioritized the safety and well-being of our employees, business continuity for our clients and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. We worked closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. In discussion with our clients and after obtaining appropriate clearances, we have gradually shifted many of our employees to a work-at-home model. However, in respect certain client projects work-from-home scenario may not be possible due to regulatory or other compliance requirements. Further, due to infrastructure and technology limitations, certain of our operations may not be operating at optimal levels.

At this time, we are unable to accurately predict what effects these conditions will have on our operations, including due to uncertainties relating to spread of the virus for a prolonged period, the duration of the pandemic, the severity with which it will affect operations of our customers and customer demand and the length of the lockdowns and restrictions imposed by various governments or the evolution in the labor rules regarding continuation of pay that will apply across various governments. We continue to actively monitor the impacts of and responses to COVID-19 and the related risks, and plan to respond accordingly. The pandemic continues to rapidly evolve, and its ultimate impacts will depend on future developments that are uncertain and cannot be predicted with confidence and may materially adversely affect our business irrespective of our efforts to mitigate the impact.

Considering  the uncertainties, the current results and financial condition discussed herein may not be indicative of future operating results and trends.

RESULTS OF OPERATIONS — three months ended March 31, 2020 and 2019

Revenue

Our gross revenues for the three month period ended March 31, 2020 increased by 0.02% to $161,177 as compared to $161,142 for the three-month period ended March 31, 2019.

Our net revenue for the quarter ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Revenues	$161,177	$161,142
Warrant Contra Revenue	(278)	-
Net Revenue	160,899	161,142

Our net revenues adjusted for warrant contra revenue for the three months ended March 31, 2020 was lower at $160,899 compared to $161,142 for the three months ended March 31, 2019. The breakdown of our net revenues from various industry verticals for three months ended March 31, 2020 and March 31, 2019 is as follows:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Verticals:
Telecom	35%	41%
E-commerce & Consumer	16%	15%
Financial & Business Services	8%	8%
Media & Cable	15%	13%
Travel & Hospitality	10%	10%
Healthcare & Education	8%	7%
Technology, IT & Related Services	3%	2%
Others	5%	4%

Our concentration to telecom vertical eased considerably in the past twelve months with the telecom vertical contributing to around 35% of our revenue for the three months ended March 31, 2020 as compared to 41% for the comparable three months ended March 31, 2019.  Our strategy in telecom vertical is to increase offshore operations while we continue to change our mix towards more value-added service and in the premium segment of the market relative to the mass segment.

The Company has successfully offset the decline in revenues from telecom vertical with increased revenues from all other verticals particularly in the Healthcare & Education and e-commerce and consumer. We have increased business with both existing clients as well as won new clients in these verticals.

Cost of services

Overall, Cost of services as a percentage of revenue increased to 87.5% for the three-month period ended March 31, 2020 as compared to 83.1% for the three-month period ended March 31, 2019. Employee benefit expense, rent costs and Depreciation and amortization are the most significant costs for the Company, representing 75.5%, 5.7% and 4.0% of total Cost of services, respectively. The breakdown of cost of services is listed in the table below:

	Three Months Ended March 31,		As % of Revenue
	2020	2019	2020	2019
Employee Benefit Expenses	$106,389	$100,865	66.1%	62.6%
Rent expense	8,083	7,798	5.0%	4.8%
Depreciation and amortization	5,621	5,430	3.5%	3.4%
Other	20,748	19,835	12.9%	12.3%
Total	$140,841	$133,928

Employee Benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee Benefit expenses as a percentage of revenues increased to 66.1% for the current period as compared to 62.6% for the previous period. The increase in employee costs, as a percentage of revenues, was largely attributable to higher costs relative to revenues, resulting principally from the requirement by certain governments to continue paying employees while operations are suspended due to COVID-19 in the current period. We also had higher training cost in the current period which was associated with greater new business wins.  On a year on year basis, the costs were also impacted negatively by increase in minimum wages, primarily in India.

Rent expense: Rent expense as a percentage of revenue increased to 5.0% for the current period as compared to 4.8% for previous. The increase was mainly due to addition of centers in Philippines, Jamaica and Honduras which was partly offset by closure of some centers in Argentina and India.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally higher at 3.5% as compared 3.4% for the previous period.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased from 12.3% to 12.9%. The increase was due to higher communication, insurance, and rates & taxes expenses.

As a result, gross profit as a percentage of revenue for the current period decreased to 12.5% as compared to 16.9% for the previous period.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 14.9% in the previous period to 10.7% in the current period. The Company has been implementing various measures to rationalize costs and leading to sequential decline in selling, general and administrative expenses.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $24,322 for the current period as compared to $1,129 for the previous period. The expense for the first quarter of 2020 primarily relates to goodwill impairment losses of $22,708 and restructuring expenses of $1,614. As a result of the recent global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic the company has taken goodwill impairment charge of $15,820, $4,332 and $2,556, was recorded for India, South Africa and Australia reporting units respectively due to the business outlook.

Acquisition related cost

Acquisition related cost for the previous period consist of professional and advisory fees.

Interest expense, net

Interest expense, net totaled $3,506 for the current period as compared to $4,465 for the previous period. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $2,876 compared to $385 for the previous period. The movement in interest cost and the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate. Additionally, movement of funds between various geographies primarily to service our debt facilities also attract withholding taxes.

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

Cash and cash equivalents and restricted cash

As of March 31, 2020, cash, cash equivalents and restricted cash held by the Company and all its foreign subsidiaries increased by $7,031 to $39,657 as compared to $32,626 on December 31, 2019. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. The restricted cash balance as of March 31, 2020 stood at $11,862 as compared to $12,162 as at December 31, 2019. The restricted cash pertains to debt service reserve account that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the three months ended March 31, 2020, and March 31, 2019, we reported net cash flows generated from operating activities of $10,168 and $(377) respectively. The $10,545 increase in net cash flows from operating activities was due to a net increase of $8,065 in cash flows from assets and liabilities, a $25,304 increase in non-cash reconciling items such as goodwill impairment, deferred tax expense, depreciation and amortization and warrant contra revenue, and an decrease of $(22,824) in net income.

Cash flows used in investing activities

For the three months ended March 31, 2020, and March 31, 2019, we reported net cash used in investing activities of $2,884 and $3,495 respectively. Net cash used in investing activities for both the periods primarily consisted of capital expenditures.

Cash flows generated from financing activities

For the three months ended March 31, 2020 and March 31, 2019 we reported net cash flows generated from financing activities of $799 and $5,217 respectively. During the quarter ended March 31, 2020 our net borrowings increased by $756 across our various borrowing arrangements and we collected $43 from the issuance of common stock.

Debt

For more information, refer to Note 9, "Debt," and Note 14 "Subsequent events" to our unaudited condensed consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

Apart from certain non-recourse receivables factoring as mentioned in the note 9 of the notes to the consolidated financial statements, we have no other material off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations

.

VARIABILITY OF OPERATING RESULTS

We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal nature of certain clients’ businesses; and (vi) variability in demand for our services by our clients depending on demand for their products or services, and/or depending on our performance; (vii) Due to COVID- 19 pandemic.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  At 31 December 2019, the management identified a material weakness relating to certain information technology general control, that resulted in management’s assessment of internal controls over financial reporting as “ineffective”.  In view of the existence of the said material weakness and based on the assessment at the quarter-end, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were ineffective.

To address the material weakness matter, management has already carried out remediation for access clean up during the quarter and has also designed the process for identifying and regular monitoring of direct database changes through logs, post the quarter-end.

Notwithstanding the material weakness matter, as mentioned above, the management, including Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements for the quarter ended March 31, 2020 presented fairly, in all material respects, our financial position, results of operations and cash flows for the quarters presented in conformity with accounting principles generally accepted in the United States.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except for the following

The recent Coronavirus or COVID-19 outbreak continues to expand and may adversely affect our financial condition and results of operations for 2020.

The recent government-imposed restrictions around the world have significantly impacted businesses and their workforces. Most of the geographies in which we operate have been affected by local lockdowns or restrictions on facilities access. Other geographies may be impacted as the coronavirus/COVID-19 spreads and/or existing restrictions may be extended/strengthened. At this point, it is impossible to predict the degree to which supply and demand for our outsourcing services will be affected, as well as the duration of such impact. This uncertainty makes it challenging for management to estimate the future performance of our businesses. However, the impact of COVID-19 will have an adverse impact on our results of operations over the near to medium term.

Given the overall uncertainty and fluidity of the current global pandemic response, coupled with how various government-imposed limitations may translate into client service delivery constraints, the Company may identify additional risk factors going forward which will be provided in the Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Exhibit Description	Exhibit	Filing Date
10.1	Letter Agreement with Rajiv Ahuja dated March 25,2020	8-K	10.1	March 31,2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2020 and 2019 (Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Aparup Sengupta	Date: June 10, 2020
Aparup Sengupta
Global CEO
(principal executive officer)

By:	/s/ Ramesh Kamath	Date: June 10, 2020
Ramesh Kamath
Chief Financial Officer
(principal financial and accounting officer)