Form 10-Q
period 2020-06-30
StarTek, Inc.
filed 2020-08-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of  July 31, 2020, there were 40,282,637 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page
	Condensed Consolidated Statements of Income(Loss) and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statement of Stockholders' Equity for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	7
	Note 1 Overview and Basis of Preparation	8
	Note 2 Summary of Accounting Policies	9
	Note 3 Goodwill and Intangible Assets	12
	Note 4 Revenue	13
	Note 5 Net Loss Per Share	15
	Note 6 Impairment and Restructuring/Exit cost	15
	Note 7 Derivative Instruments	16
	Note 8 Fair Value Measurements	16
	Note 9 Debt	18
	Note 10 Share-Based Compensation	19
	Note 11 Accumulated Other Comprehensive Loss	19
	Note 12 Segment and Geographical Information	20
	Note 13 Leases	20
	Note 14 Subsequent Event	21
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

ITEM 1.	Legal proceeding
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered sales of equity securities and use of proceeds
ITEM 3.	Defaults upon senior securities
ITEM 4.	Mine safety disclosure
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	31
SIGNATURES		32

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on March 12, 2020 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek now qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	142,652	161,283	303,829	322,425
Warrant contra revenue	(485)	(730)	(763)	(730)
Net Revenue	142,167	160,553	303,066	321,695
Cost of services	(126,354)	(132,993)	(267,195)	(266,921)
Gross profit	15,813	27,560	35,871	54,774
Selling, general and administrative expenses	(14,644)	(24,936)	(31,899)	(49,015)
Impairment losses and restructuring/exit cost	(235)	(721)	(24,557)	(1,850)
Acquisition related cost	-	(25)	-	11
Operating (Loss) / Income	934	1,878	(20,585)	3,920
Share of (loss) / profit of equity accounted investees	(12)	662	(20)	1,003
Interest expense, net	(3,190)	(4,026)	(6,696)	(8,492)
Exchange gain / (loss), net	(1,637)	14	291	(677)
Loss before income taxes	(3,905)	(1,472)	(27,010)	(4,246)
Income tax expense	1,283	730	4,159	1,113
Net loss	(5,188)	(2,202)	(31,169)	(5,359)

Net (Loss) / income
Net income attributable to non-controlling interests	29	1,392	605	1,581
Net loss attributable to Startek shareholders	(5,217)	(3,594)	(31,774)	(6,940)

Net loss per common share - basic and diluted	(0.14)	(0.10)	(0.82)	(0.18)
Weighted average common shares outstanding - basic and diluted	38,614	37,779	38,571	37,779

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Loss	(5,188)	(2,202)	(31,169)	(5,359)
Net income attributable to noncontrolling interests	29	1,392	605	1,581
Net loss attributable to Startek shareholders	(5,217)	(3,594)	(31,774)	(6,940)

Other comprehensive (loss) / income, net of taxes:
Foreign currency translation adjustments	727	32	(3,665)	599
Change in fair value of derivative instruments	(8)	413	(680)	348
Pension amortization	(3,026)	(236)	(2,630)	(60)
Comprehensive (loss) / income	(2,307)	209	(6,975)	887

Other comprehensive (loss) / income, net of taxes
Other comprehensive (loss) / income attributable to noncontrolling interest	(1,787)	(111)	(1,624)	(25)
Other comprehensive (loss) / income attributable to Startek shareholders	(520)	320	(5,351)	912
	(2,307)	209	(6,975)	887
Comprehensive (loss) / income
Comprehensive income attributable to noncontrolling interests	(1,758)	1,281	(1,019)	1,556
Comprehensive loss attributable to Startek shareholders	(5,737)	(3,274)	(37,125)	(6,028)
	(7,495)	(1,993)	(38,144)	(4,472)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	47,451	20,464
Restricted cash	8,966	12,162
Trade accounts receivable, net	70,194	108,479
Unbilled revenue	40,181	41,449
Prepaid and other current assets	14,308	12,008
Total current assets	181,100	194,562
Property, plant and equipment, net	37,644	37,507
Operating lease right-of-use assets	77,437	73,692
Intangible assets, net	105,644	110,807
Goodwill	196,633	219,341
Investment in associates	109	553
Deferred tax assets, net	2,980	5,251
Prepaid expenses and other non-current assets	17,113	16,370
Total assets	618,660	658,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payables	18,669	25,449
Accrued expenses	54,857	45,439
Short term debt	29,134	26,491
Current maturity of long term debt	9,863	18,233
Current maturity of operating lease obligation	20,223	19,677
Other current liabilities	39,089	37,159
Total current liabilities	171,835	172,448
Long term debt	110,923	130,144
Operating lease liabilities	58,251	54,341
Other non-current liabilities	17,935	11,140
Deferred tax liabilities, net	17,095	18,226
Total liabilities	376,039	386,299
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,210,299 and 38,525,636 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	401	385
Additional paid-in capital	286,205	276,827
Accumulated deficit	(78,332)	(46,145)
Accumulated other comprehensive loss	(11,373)	(6,022)
Equity attributable to Startek shareholders	196,901	225,045
Non-controlling interest	45,720	46,739
Total stockholders’ equity	242,621	271,784
Total liabilities and stockholders’ equity	618,660	658,083

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(31,169)	$(5,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,328	14,631
Impairment of goodwill	22,708	-
Profit on sale of property, plant and equipment	-	(223)
Provision for doubtful accounts	889	1,169
Warrant contra revenue	763	730
Share-based compensation expense	209	781
Deferred income taxes	1,604	(1,224)
Share of profit of associates	20	(1,003)
Changes in operating assets and liabilities:
Trade accounts receivable	34,022	(1,218)
Prepaid expenses and other assets	(2,301)	(7,677)
Trade accounts payable	(5,920)	(2,091)
Income taxes, net	(2,314)	(2,663)
Accrued expenses and other current liabilities	15,558	(1,280)
Net cash (used in) / generated from operating activities	$48,397	$(5,427)

Investing Activities
Purchases of property, plant and equipment	(7,864)	(7,302)
Proceeds from equity-accounted investees	395	1,329
Net cash used in generated investing activities	$(7,469)	$(5,973)

Financing Activities
Proceeds from the issuance of common stock	8,009	6,466
Payments on long term debt	(4,200)	(4,200)
Proceeds from (payments on) other debt, net	(20,449)	10,513
Net cash (used in) / generated from financing activities	$(16,640)	$12,779
Net increase in cash and cash equivalents	24,288	1,379
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(497)	(40)
Cash and cash equivalents and restricted cash at beginning of period	32,626	24,569
Cash and cash equivalents and restricted cash at end of period	$56,417	$25,908

Components of cash and cash equivalents and restricted cash
Balances with banks	47,451	15,452
Restricted cash	8,966	10,456
Total cash and cash equivalents and restricted cash	56,417	$25,908

Supplemental disclosure of Cash Flow Information
Cash paid for Interest and other finance cost	6,440	8,200
Cash paid for income taxes	4,017	4,920
Non cash warrant contra revenue	763	730
Non cash share-based compensation expenses	209	781

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Other Items of OCI
	Shares	Amount	Additional paid-in	Accumulated	Foreign currency	Change in fair value of	Unrecognised	Equity attributable to Startek	Non-controlling	Total stockholders'
			capital	deficit	translation	derivative instruments	pension cost	shareholders	interest	equity
Three months ended
Balance at March 31, 2020	38,541,724	$385	$277,852	$(73,115)	$(8,960)	$(197)	$(1,696)	$194,269	$47,478	$241,747
Issuance of common stock	1,668,575	16	7,950	-	-	-	-	7,966	-	7,966
Share-based compensation expenses	-	-	(82)	-	-	-	-	(82)	-	(82)
Warrant expenses	-	-	485	-	-	-	-	485	-	485
Net income (loss)	-	-	-	(5,217)	-	-	-	(5,217)	29	(5,188)
Other comprehensive loss for the period	-	-	-	-	727	(8)	(1,239)	(520)	(1,787)	(2,307)
Balance at June 30, 2020	40,210,299	$401	$286,205	$(78,332)	$(8,233)	$(205)	$(2,935)	$196,901	$45,720	$242,621

Balance at March 31, 2019	37,561,744	$375	$268,256	$(34,473)	$(3,422)	$(80)	$(1,453)	$229,203	$45,631	$274,834
Issuance of common stock	890,367	9	5,942	-	-	-	-	5,951	-	5,951
Share-based compensation expenses	-	-	356	-	-	-	-	356	-	356
Warrant expenses	-	-	730	-	-	-	-	730	-	730
Net income (loss)	-	-	-	(3,594)	-	-	-	(3,594)	1,392	(2,202)
Other comprehensive loss for the period	-	-	-	-	32	413	(125)	320	(111)	209
Balance at June 30, 2019	38,452,111	$384	$275,284	$(38,067)	$(3,390)	$333	$(1,578)	$232,966	$46,912	$279,878

Six months ended
Balance at December 31, 2019	38,525,636	$385	$276,827	$(46,145)	$(4,568)	$475	$(1,929)	$225,045	$46,739	$271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	1,684,663	16	7,993	-	-	-	-	8,009	-	8,009
Share-based compensation expenses	-	-	209	-	-	-	-	209	-	209
Warrant expenses	-	-	763	-	-	-	-	763	-	763
Net income (loss)	-	-	-	(31,774)	-	-	-	(31,774)	605	(31,169)
Other comprehensive loss for the period	-	-	-	-	(3,665)	(680)	(1,006)	(5,351)	(1,624)	(6,975)
Balance at June 30, 2020	40,210,299	$401	$286,205	$(78,332)	$(8,233)	$(205)	$(2,935)	$196,901	$45,720	$242,621

Balance at December 31, 2018	37,446,323	$374	$267,317	$(31,127)	$(3,989)	$(15)	$(1,543)	$231,017	$45,356	$276,373
Issuance of common stock	1,005,788	10	6,456	-	-	-	-	6,466	-	6,466
Share-based compensation expenses	-	-	781	-	-	-	-	781	-	781
Warrant expenses	-	-	730	-	-	-	-	730	-	730
Net income (loss)	-	-	-	(6,940)	-	-	-	(6,940)	1,581	(5,359)
Other comprehensive loss for the period	-	-	-	-	599	348	(35)	912	(25)	887
Balance at June 30, 2019	38,452,111	$384	$275,284	$(38,067)	$(3,390)	$333	$(1,578)	$232,966	$46,912	$279,878

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

These consolidated financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of full year results.

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

Revenue

The company utilizes a five-step process given in ASC 606, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer Note 4 on "Revenue from Contracts with Customers" for further information.

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

During the first quarter of 2020, the COVID-19 pandemic did not trigger changes to the terms of any of the Company’s leases, however during second quarter we have received partial relief from, a few landlords in terms of rent discounts for certain periods and deferments of rent for a few facilities. Rent discounts and deferment of rent have been accounted for without lease modification using the practical expedient provided by the FASB.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 3 for information and related disclosures.

Intangible assets acquired in a business combination were recorded at fair value at acquisition date using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at least annually, or more frequently if indicators of impairment arise.

Foreign Currency Matters

The Company has operations in Argentina and its functional currency has historically been the Argentine Peso. The Company monitors inflation rates in countries in which it operates as required by US GAAP. Under ASC 830-10-45-12, an economy must be classified as highly inflationary when the cumulative three-year rate exceeds 100%.  Considering the inflation data of Argentina, the Company has considered Argentina to be highly inflationary beginning on July 1, 2018. In accordance with ASC 830, the functional currency of the Argentina business has been changed to USD, which requires remeasurement of the local books to USD. Exchange gains and losses are recorded through net income as opposed to through other comprehensive income as had been done historically. Translation adjustments from periods prior to the change in functional currency were not removed from equity.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units	June 30, 2020	December 31, 2019
Americas	64,315	64,315
India	15,180	31,000
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
South Africa	1,578	5,910
Argentina	4,991	4,991
Australia	8,186	10,742
Total	$196,633	$219,341

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

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. As quoted market prices are not available for these reporting units, the calculations of their estimated fair values were based on a discounted cash flow model (income approach).

The results of these interim impairment tests indicated that the estimated fair value of the India, South Africa and Australia reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting unit respectively.

As of June 30, 2020, based on the qualitative assessment, we concluded there is no additional impairment of goodwill.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, December 31, 2019	$219,341
Impairment	(22,708)
Ending balance, June 30, 2020	$196,633

Intangible Assets

The following table presents our intangible assets as of June 30, 2020

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$66,220	$13,474	$52,746	6.5
Brand	49,500	9,561	39,939	7.1
Trademarks	13,210	1,715	11,495	7.5
Other intangibles	2,130	666	1,464	4.9
	$131,060	$25,416	$105,644

During the first quarter of 2020, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the all intangible assets. Based on the results of our analyses, the estimated fair values of the trade names exceeded the carrying values.

As of June 30, 2020, based on the qualitative assessment, we concluded there is no impairment of the company's intangible assets.

Expected future amortization of intangible assets as of June 30, 2020 is as follows:

Years Ending December 31,	Amount
Remainder of 2020	$5,175
2021	10,350
2022	10,350
2023	10,306
2024	10,252
Thereafter	59,211

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

Our net revenues in the second quarter were negatively impacted by COVID-19, primarily due to lockdowns and lower active workforce in most of the Geographies where we had operations, the Company did see improvement throughout the quarter as few countries and states began to gradually re-open. For example, sales in Malaysia and Australia returned to growth in the second quarter. However, the ultimate COVID-19 impact on the fiscal year sales remains highly fluid and will continue to evolve with geographical re-openings and shutdowns due to volatile virus waves.

Disaggregated Revenue

Revenues by our clients' industry vertical for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Vertical:	2020	2019	2020	2019
Telecom	50,186	64,421	105,527	130,245
E-commerce & Consumer	21,354	24,375	47,802	48,719
Financial & Business Services	10,438	13,245	23,833	26,565
Media & Cable	22,099	23,587	45,265	45,344
Travel & Hospitality	14,179	17,375	29,965	33,889
Healthcare & Education	9,178	8,352	22,617	18,881
Technology, IT & Related Services	4,402	3,458	9,497	5,896
All other segments	10,816	6,470	19,323	12,886
Gross Revenue	142,652	161,283	303,829	322,425
Less: Warrant Contra Revenue	(485)	(730)	(763)	(730)
Net Revenue	$142,167	$160,553	303,066	$321,695

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

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation and employee benefit plans" for more information). For the three and six months ended June 30, 2020, the following shares were not included in the computation of diluted earnings per share because we reported a net loss and the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive securities:
Stock options	1,948	2,628	1,948	2,628

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic and performed interim impairment testing on the goodwill balances of its reporting units. Accordingly, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting unit respectively.

Restructuring/Exit Cost

The table below summarizes the balance of accrued restructuring, other acquisition related cost and involuntary termination cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the six months ended June 30, 2020:

	Employee related	Facilities related	Total
Balance as of December 31, 2019	$1,326	$514	$1,840
Accruals/(reversals)	1,797	52	1,849
Payments	(2,490)	(325)	(2,815)
Balance as of June 30, 2020	$633	$241	$874

Employee related

In 2020, under a company-wide restructuring plan, we eliminated a number of positions which were considered redundant coupled with change in key management personnel , We recognized provision for employee related costs across a number of geographies and we expect to pay the remaining costs of $633 by the end of third quarter 2020.

Facilities related

In 2018, we terminated various leases in the United States and the Philippines due to closedown of the facilities. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $241 by the end of the first quarter of 2021.

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

The Company has terminated all Cash flow hedges contracts early in April, 2020 due to a change in counterparty relationship, hence balance as on June 30, 2020 is nil.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of June 30, 2020:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2020	Year Ended December 31,2019	Year Ended December 31,2019
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Philippine Peso	-	-	769,000	14,361
Canadian Dollar	-	-	1,400	1,047
				$15,408

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, "Fair Value Measurements," and are included in prepaid expense and other current assets and accrued expenses and other current liabilities in our condensed consolidated balance sheets, respectively.

	Gain (Loss) Recognized in AOCI, net of tax	Gain (Loss) Recognized in AOCI, net of tax	Gain/ (Loss) Reclassified from AOCI into Income	Gain/ (Loss) Reclassified from AOCI into Income
	Six months ended June 30, 2020	Six months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

Cash flow hedges:
Foreign exchange contracts	(434)	436	(246)	(88)

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contract as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the three and six months ended June 30, 2020 and 2019:

Derivatives not designated under ASC 815	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Foreign currency forward contracts	$(1,304)	$342	$468	$315
Interest rate swap	$(83)	$(405)	$(423)	$(630)

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

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,834	$—	$1,834
Total fair value of assets measured on a recurring basis	$—	$1,834	$—	$1,834

Liabilities:
Interest rate swap	$—	$696	$—	$696
Foreign exchange contracts	$—	$—	$—	$—
Total fair value of liabilities measured on a recurring basis	$—	$696	$—	$696

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,823	$—	$1,823
Total fair value of assets measured on a recurring basis	$—	$1,823	$—	$1,823

Liabilities:
Interest rate swap	$—	$544	$—	$544
Foreign exchange contracts	$—	$22	$—	$22
Total fair value of liabilities measured on a recurring basis	$—	$566	$—	$566

9. DEBT

The below table presents details of the Company's debt:

	June 30, 2020	December 31, 2019
Short term debt and current portion of long term debt
Working capital facilities	$29,134	$23,179
Loan from related parties	-	3,312
Current maturity of long term loan	8,400	16,800
Equipment loan	832	801
Current maturity of finance lease obligations	631	632
Total	$38,997	$44,724

Long term debt
Term loan, net of debt issuance costs	$110,036	$105,075
Equipment loan	195	619
Secured revolving credit facility	-	23,097
Finance lease obligations	692	1,353
Total	$110,923	$130,144

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $29 million as of June 30, 2020.

Loan from related parties

On August 26, 2019, the Company entered into a Loan Agreement with Tribus Capital Limited, as lender (“Tribus”), pursuant to which Tribus made a single-draw unsecured term loan to the Company in the aggregate amount of $1.5 million. The Company has paid interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan was paid on April 21, 2020. The amounts outstanding as at June 30, 2020 is nil.

On November 20, 2019, the Company entered into a Loan Agreement with Bluemoss Ergon Limited, as lender (“Bluemoss”), pursuant to which Bluemoss made a single-draw unsecured term loan to the Company in the aggregate amount of $1.75 million. The Company has paid interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan was paid on April 22, 2020. The amounts outstanding as at June 30, 2020 is nil.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

On July 9, 2020, the Company entered into an Amended and Restated Facility Agreement to amend some of the terms of the Term Loan. The key terms amended include, deferment of principal repayment for the amounts due between May 2020 and Jan 2021. Testing of covenants were also waived for the calendar year 2020. Next principal repayment now due in February 2021 and covenant testing will be carried out for the quarter ended March 2021.

Principal payments due on the term loan are as follows:

Years	Amount
Remainder of 2020	-
2021	17,850
2022	103,950
Total	$121,800

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of June 30, 2020 amount to $3.4 million.The Company agreed to pay a one time consent fees to the lender consortium towards the Amendment Agreement entered into on July 9, 2020. The consent fee would be $0.921 million and will be payable no later than June 30, 2021.

Secured revolving credit facility

The Company had a secured revolving credit facility in Startek USA. Under this agreement, we may borrow the lesser of the borrowing base calculation and $40 million. As long as no default has occurred and with lender consent, we may increase the maximum availability to $60 million in $5 million increments, and we may request letters of credit in an amount equal to the aggregate revolving credit commitments. The borrowing base is generally defined as 90% of our eligible accounts receivable less certain reserves.

This facility was closed in April 2020 and the amounts outstanding as of June 30, 2020 is nil.

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the cash proceeds are received by the Company. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $29.68 million for six months ended June 30, 2020.

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

10. SHARE-BASED COMPENSATION

Amazon Warrant

On January 23, 2018, Startek entered into the Amazon Transaction Agreement, pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. On May 17, 2019, the Company issued and sold 692,520 shares of Common Stock to certain investors at a price per share of $7.48.   The Warrant contains certain anti-dilution provisions and as a result of such offering, the total number of shares issuable to Amazon  was adjusted from 4,000,000 to 4,002,964 and the exercise price of the Warrant was adjusted from $9.96 per share to $9.95 per share. On June 29, 2020, the Company issued and sold 1,540,041 shares of Common Stock to CSP Victory Limited at a price per share of $4.87 per share.  As a result of such transaction, the  total number of shares issuable to Amazon has been adjusted from 4,002,964 to 4,006,051 and the exercise price of the Warrant was adjusted from $9.95 per share to $9.94 per share. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

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

As per ASC 606, the Company has accrued $485 for three month and $763 for six month respectively ended June 30, 2020 using initial grant-date fair value.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three months and six months ended June 30, 2020 was $(82) & $209. As of June 30, 2020, there was no unrecognized compensation expense related to non-vested stock options.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2019	$(4,568)	$475	$(1,929)	$(6,022)	$(1,597)	$(7,619)
Foreign currency translation	(3,665)	-	-	(3,665)	-	(3,665)
Reclassification to operations	-	(246)	-	(246)	-	(246)
Unrealized losses	-	(434)	-	(434)	-	(434)
Pension remeasurement	-	-	(1,006)	(1,006)	(1,624)	(2,630)
Balance at June 30, 2020	$(8,233)	$(205)	$(2,935)	$(11,373)	$(3,221)	$(14,595)

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
b) Middle East
c) Malaysia
d) India and Sri Lanka
e) Argentina & Peru
f) Rest of World

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Americas	58,479	53,395	126,647	116,998
India & Sri Lanka	16,698	27,948	40,950	56,157
Malaysia	12,017	20,748	23,902	33,196
Middle East	36,243	34,216	70,760	65,334
Argentina & Peru	8,997	11,839	19,205	24,423
Rest of World	9,733	12,407	21,602	25,587
Total	$ 142,167	$ 160,553	$ 303,066	$ 321,695

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating income (loss):
Americas	$ (255)	$ (1,803)	$ 671	$ (938)
India & Sri Lanka	(210)	(878)	(905)	252
Malaysia	3,305	2,428	4,940	3,872
Middle East	598	4,127	2,215	5,384
Argentina & Peru	(376)	319	(360)	(120)
Rest of World	453	433	725	846
Segment operating income	3,515	4,626	7,286	9,297
Startek consolidation adjustments
Goodwill impairment	-	-	22,708	-
Intangible amortization	2,581	2,748	5,163	5,376
Total operating income	$ 934	$ 1,878	$ (20,585)	$ 3,920

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on	As on
	June 30, 2020	December 31, 2019
Property, plant and equipment, net:
Americas	12,750	14,156
India & Sri Lanka	13,219	10,772
Malaysia	4,063	4,375
Middle East	5,071	4,722
Argentina & Peru	1,488	1,701
Rest of World	1,053	1,781
Total	$37,644	$37,507

13.  LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Operating lease cost	7,111	7,901	14,370	15,441

Finance lease cost:
Amortization of right-of-use assets	342	501	668	985
Interest on lease liabilities	30	15	74	43
Total Finance lease cost	372	516	742	1,028

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	14,062	15,235
Operating cash flow from finance leases	74	43
Financing cash flows from finance leases	742	1,251

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,278	72,079
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2020	As of December 31, 2019
Operating leases
Operating lease right-of-use assets	77,437	73,692
	-	-
Operating lease liabilities - Current	20,223	19,677
Operating lease liabilities - Non-current	58,251	54,341
Total operating lease liabilities	78,474	74,018

Finance Leases
Property and equipment, at cost	5,173	4,391
Accumulated depreciation	(3,411)	(1,984)
Property and equipment, at net	1,762	2,407
	-	-
Finance lease liabilities - Current	631	632
Finance lease liabilities - Non-current	692	1,353
Total finance lease liabilities	1,323	1,985

Weighted average remaining lease term	As of June 30, 2020	As of December 31, 2019
Operating leases	4.49 yrs	4.66 yrs
Finance leases	1.42 yrs	1.92 yrs

Weighted average discount rate
Operating leases	6.79%	7.27%
Finance leases	6.01%	6.01%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
Remaining 2020	24,690	413
2021	15,924	577
2022	14,877	441
2023	12,116	-
2024	9,333	-
Thereafter	5,969	-
Total Lease payments	82,909	1,431
Less imputed interest	(4,435)	(108)
Total	78,474	1,323

14.  SUBSEQUENT EVENT

On July 9, 2020, Startek entered into an amendment agreement for its senior term loan and revolving credit facility. Refer to Note 9 "Debt".

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

We continue to monitor the COVID-19 situation and its impacts globally. We are prioritizing the health and safety of our employees. Out of an abundance of caution for the health of our employees and to support local government initiatives to stem the spread of the virus, we implemented several precautions at various centers around the world at all times in compliance with local government requirements and Centers for Disease Control and Prevention ("CDC") guidelines. These include, but are not limited to:

●	Limiting visitor site access to business-essential purposes;
●	Introducing screening checks at certain sites where permissible or mandated;
●	Enabling employees to work from home wherever and whenever required or appropriate;
●	Continuously updating travel guidance, according to latest developments; and
●	Complying with all local health authority guidance or regulations and our own protocols, including requesting employees to comply with self-quarantine requirements whenever advisable.

Considering the uncertainties, the current results and financial condition discussed herein may not be indicative of future operating results and trends.

RESULTS OF OPERATIONS — three months ended June 30, 2020 and 2019

Revenue

Our gross revenues for the three months ended June 30, 2020 decreased by 11.55% to $142,652 as compared to $161,283 for the three months ended June 30, 2019.

Our net revenue for the quarter ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Revenues	$142,652	$161,283
Warrant Contra Revenue	(485)	(730)
Net Revenue	142,167	160,553

Our net revenues adjusted for warrant contra revenue for the three months ended June 30, 2020 was lower at $142,167 compared to $160,553 for the three months ended June 30, 2019. The breakdown of our net revenues from various industry verticals for three months ended June 30, 2020 and June 30, 2019 is as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019

Verticals:
Telecom	35%	40%
E-commerce & Consumer	15%	15%
Financial & Business Services	7%	8%
Media & Cable	16%	15%
Travel & Hospitality	10%	11%
Healthcare & Education	6%	5%
Technology, IT & Related Services	3%	2%
Others	8%	4%

Our concentration to telecom vertical eased considerably in the past twelve months with the telecom vertical contributing to around 35% of our revenue for the three months ended June 30, 2020 as compared to 40% for the comparable three months ended June 30, 2019.  The Company has partially offset this contraction in revenue percentage from telecom vertical with expansion in revenues from other verticals.

While our net revenues in the second quarter were negatively impacted by COVID-19, primarily related to lockdowns and lower active workforce, the Company did see improvement throughout the quarter as countries and states began to gradually re-open. For example, sales in Malaysia and Australia returned to growth in the second quarter. However, the ultimate COVID-19 impact on the fiscal year sales remains highly fluid and will continue to evolve with geographical re-openings and virus waves.

As of the end of July 2020, approximately 50% of agents who otherwise work in our brick-and-mortar facilities have transitioned to work at home, approximately 30% are working in our facilities and the remaining agents are at home but idle.

Cost of services

Overall, cost of services as a percentage of revenue increased to 88.9% for the three months ended June 30, 2020 as compared to 82.8% for the three months ended June 30, 2019. Employee expenses, rent costs and Depreciation and amortization are the most significant costs for the Company, representing 78%, 5.9% and 4.6% of total Cost of services, respectively. The breakdown of cost of services is listed in the table below:

	Three Months Ended June 30,		As % of Revenue
	2020	2019	2020	2019
Employee Benefit Expenses	$98,579	$101,397	69.3%	63.2%
Rent expense	7,515	7,895	5.3%	4.9%
Depreciation and amortization	5,754	5,436	4.0%	3.4%
Other	14,506	18,265	10.2%	11.4%
Total	$126,354	$132,993

Employee Benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 69.3% for the current period as compared to 63.2% for the previous period. We have started taking mitigating steps to ensure that costs are brought down in line with revenues, such as reduction in support employee cost. The increase in employee costs, as a percentage of revenues, was largely attributable to deleveraging resulting from COVID-19 negative impact on revenues. The Company also had to incur higher costs on ensuring employees had a safe and secure work environment and following all the protocols and guidelines issued by various local authorities across the geographies we operate in. On a year on year basis, the costs were also impacted negatively by increase in minimum wages, primarily in India.

Rent expense: Rent expense as a percentage of revenue increased to 5.3% for the current period as compared to 4.9% for previous period. Rent expense increased as a percentage of sales driven by deleveraging resulting from the COVID-19 negative impact on revenues. The Company was able to negotiate partial relief from some landlords in terms of rent waivers for certain periods.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was higher at 4.0% as compared 3.4% for the previous period driven by deleveraging resulting from the COVID-19 negative impact on revenues

.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs decreased from 11.4% to 10.2%. The decrease was due to lower travelling expenses, communication expenses and recruitment charges

As a result, gross profit as a percentage of revenue for the current period decreased to 11.1% as compared to 17.2% for the previous period.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 15.5% in the previous period to 10.3% in the current period. The decrease was driven by savings in travel and meeting expenses as a result of COVID-19 related travel restrictions and lower incentive compensation.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $235 for the current period as compared to $721 for the previous period. The expense for the second quarter of 2020 primarily relates to employee related restructuring expenses.

.Interest expense, net

Interest expense, net totaled $3,190 for the current period as compared to $4,026 for the previous period. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $1,283 compared to $730 for the previous period. The movement in interest cost and the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate. Additionally, movement of funds between various geographies primarily to service our debt facilities also attract withholding taxes.

RESULTS OF OPERATIONS — Six months ended June 30, 2020 and 2019

Revenue

Our gross revenues for the six months ended June 30, 2020 decreased by 5.77% to $303,829 as compared to $322,425 for the six months ended June 30, 2019.

Our net revenue for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Revenues	$303,829	$322,425
Warrant Contra Revenue	(763)	(730)
Net Revenue	303,066	321,695

Our net revenues adjusted for warrant contra revenue for the six months ended June 30, 2020 was lower at $303,066 compared to $321,695 for the six months ended June 30, 2019. The breakdown of our net revenues from various industry verticals for six months ended June 30, 2020 and June 30, 2019 is as follows:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Verticals:
Telecom	35%	40%
E-commerce & Consumer	16%	15%
Financial & Business Services	8%	8%
Media & Cable	15%	14%
Travel & Hospitality	10%	11%
Healthcare & Education	7%	6%
Technology, IT & Related Services	3%	2%
Others	6%	4%

Our concentration to telecom vertical eased considerably in the past twelve months with the telecom vertical contributing to around 35% of our revenue for the six months ended June 30, 2020 as compared to 40% for the comparable six months ended June 30, 2019. The Company has partially offset this contraction in revenue percentage from telecom vertical with expansion in revenues from other verticals.

While our net revenues in the second quarter were negatively impacted by COVID-19, primarily related to lockdowns and lower active workforce, the Company did see improvement throughout the quarter as countries and states began to gradually re-open. For example, sales in Malaysia and Australia returned to growth in the second quarter. However, the ultimate COVID-19 impact on the fiscal year sales remains highly fluid and will continue to evolve with geographical re-openings and virus waves.

As of the end of July 2020, approximately 50% of agents who otherwise work in our brick-and-mortar facilities have transitioned to work at home, approximately 30% are working in our facilities and the remaining agents are at home but idle.

Cost of services

Overall, cost of services as a percentage of revenue increased to 88.2% for the six months ended June 30, 2020 as compared to 83.0% for the six months ended June 30, 2019. Employee expenses, rent costs and Depreciation and amortization are the most significant costs for the Company, representing 76.7%, 5.8% and 4.3% of total Cost of services, respectively. The breakdown of cost of services is listed in the table below:

	Six Months Ended June 30,		As % of Revenue
	2020	2019	2020	2019
Employee Benefit Expenses	$204,968	$202,262	67.6%	62.9%
Rent expense	15,598	15,693	5.1%	4.9%
Depreciation and amortization	11,375	10,865	3.8%	3.4%
Other	35,254	38,101	11.6%	11.8%
Total	$267,195	$266,921

Employee Benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 67.6% for the current period as compared to 62.9% for the previous period. The increase in employee costs, as a percentage of revenues, was largely attributable to deleveraging resulting from COVID-19 negative impact on revenues. The Company also had to incur higher costs on ensuring employees had a safe and secure work environment and following all the protocols and guidelines issued by various local authorities across the geographies we operate in. On a year on year basis, the costs were also impacted negatively by increase in minimum wages, primarily in India

Rent expense:Rent expense as a percentage of revenue increased to 5.1% for the current period as compared to 4.9% for previous. Rent expense increased as a percentage of sales driven by deleveraging resulting from the COVID-19 negative impact on revenues.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally higher at 3.8% as compared 3.4% for the previous period

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs marginally decreased from 11.8% to 11.6%. The decrease was due to lower outsourcing expenses and recruitment charges.

As a result, gross profit as a percentage of revenue for the current period decreased to 11.8% as compared to 17.0% for the previous period.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 15.2% in the previous period to 10.5% in the current period. The decrease was driven by savings in travel and meeting expenses as a result of COVID-19 related travel restrictions and lower incentive compensation.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $24,557 for the current period as compared to $1,850 for the previous period. The expense for current period primarily relates to goodwill impairment losses of $22,708 and restructuring expenses of $1,849. As a result of the recent global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic the company has taken goodwill impairment charge of $15,820, $4,332 and $2,556, was recorded for India, South Africa and Australia reporting units respectively due to the business outlook.

Interest expense, net

Interest expense, net totaled $6,696 for the current period as compared to $8,492 for the previous period. The interest expense is on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $4,159 compared to $1,113 for the previous period. The movement in interest cost and the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate. Additionally, movement of funds between various geographies primarily to service our debt facilities also attract withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, our working capital facilities, and term debt. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on our working capital facilities periodically for ongoing working capital needs. The Company expects to meet all its debt obligations in a timely manner

Considering recent market conditions and the on-going COVID-19 crisis, the Company has re-evaluated its operating cash flows and liquidity profile and does not foresee any significant incremental risk. We continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Our most recent liquidity measures include negotiating an amended and restated senior facilities agreement which provides us deferment of principal repayments scheduled between May 2020 and January 2021. This provides us additional short-term liquidity which can be used to meet general working capital requirements of the Company. The Company also raised capital by issuing fresh equity shares on a private placement basis to entities affiliated to Capital Square Partners, the principal shareholder of the Company. Additionally, we continue to limit discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic.

Cash and cash equivalents and restricted cash

As at June 30, 2020, cash, cash equivalents and restricted cash held by the Company and all its foreign subsidiaries increased by $23,791 to $56,417 as compared to $32,626 on December 31, 2019. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes. The restricted cash balance as at June 30, 2020 stood at $8,966 as compared to $12,162 as at December 31, 2019. The restricted cash pertains to debt service reserve account (DSRA) that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements. As part of the negotiated amendment and restated facilities agreement, the existing cash balance in the DSRA shall be temporarily released in phases and can be utilized to meet interest payment obligations towards the senior term facilities. The Company will have to restore DSRA by May 2021.

Cash flows from operating activities

For the six months ended June 30, 2020 and June 30, 2019 we reported net cash flows generated from operating activities of $48,397 and used in operating activities $5,427 respectively. The $53,824 increase in net cash flows from operating activities was due to a net increase of $53,974 in cash flows from assets and liabilities, a $25,660 increase in non-cash reconciling items such as goodwill impairment deferred tax expense, depreciation and amortization and warrant contra revenue, and a decrease of $(25,810) in net income. The increase in cash flows from assets and liabilities was driven primarily by sale of certain accounts receivables under a non-recourse factoring arrangement

Cash flows used in investing activities

For the six months ended June 30, 2020, and June 30, 2019 we reported net cash used in investing activities of $7,469 and $5,973 respectively. Net cash used in investing activities for both the periods primarily consisted of capital expenditures.

Cash flows generated from financing activities

For the six months ended June 30, 2020 and June 30, 2019 we reported net cash flows used in financing activities of $16,640 and generated from financing activities of $12,779, respectively. During the six months ended June 30, 2020 our net borrowings decreased by $24,649 mainly due to full repayment of asset-backed line of credit facility in the USA from the proceeds of the non-recourse factoring arrangement. The Company collected $8,009 from the issuance of common stock out of which $7,500 was from the issue of common stock to an affiliate of Capital Square Partners, the principal shareholder of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In the process of evaluation, the management also reviewed the impact of COVID-19 pandemic on the internal control framework. Accordingly additional compensating controls which were additionally implemented during this interim period were tested and documented.

The material weakness identified as of 31st December, 2019 relating to certain information technology general control was remediated during the quarter ended June 30, 2020, through introduction of necessary access and review controls.

Except as noted in the above paragraphs, there has been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that has materially affected or is reasonably expected to have a material effect on our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Exhibit Description	Exhibit	Filing Date
10.1	Form of Stock Purchase Agreement by and between the Company and CSP Victory Limited, dated as of June 29, 2020	8-K	10.1	July 6, 2020
10.2	Form of Registration Rights Agreement by and between the Company and CSP Victory Limited, dated as of June 29, 2020	8-K	10.2	July 6, 2020
10.3	Letter Agreement between the company and Aparup Sengupta dated July 1, 2020	8-K	10.3	July 8, 2020
10.4	Amendment Agreement, dated July 9, 2020, by and among CSP Alpha Holding Pte. Ltd , the company and DBS Bank LTD, as agent	8-K	10.4	July 13, 2020
10.5	Amended and Restated Facilities Agreement, dated July 9, 2020, between, among others, CSP Alpha Holdings Pte Ltd., as Original Borrower, and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank, as Mandated Lead Arrangers and Bookrunners	8-K	10.5	July 13, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2020 and 2019 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019, (iii) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2020 and 2019 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Aparup Sengupta	Date: August 10, 2020
Aparup Sengupta
Global CEO
(principal executive officer)

By:	/s/ Ramesh Kamath	Date: August 10, 2020
Ramesh Kamath
Chief Financial Officer
(principal financial and accounting officer)