Form 10-Q
period 2020-09-30
StarTek, Inc.
filed 2020-11-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of  October 31, 2020, there were 40,292,755 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page
	Condensed Consolidated Statements of Income(Loss) and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	6
	Condensed Consolidated Statement of Stockholders' Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	7
	Note 1 Overview and Basis of Preparation	8
	Note 2 Summary of Accounting Policies	9
	Note 3 Goodwill and Intangible Assets	12
	Note 4 Revenue	13
	Note 5 Net Gain/(Loss) Per Share	15
	Note 6 Impairment and Restructuring/Exit cost	15
	Note 7 Derivative Instruments	16
	Note 8 Fair Value Measurements	16
	Note 9 Debt	18
	Note 10 Share-Based Compensation	19
	Note 11 Accumulated Other Comprehensive Loss	19
	Note 12 Segment Reporting	20
	Note 13 Leases	20
	Note 14 Subsequent Event	21
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

ITEM 1.	Legal proceeding
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered sales of equity securities and use of proceeds
ITEM 3.	Defaults upon senior securities
ITEM 4.	Mine safety disclosure
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	31
SIGNATURES		32

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on March 12, 2020 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	163,097	164,630	466,926	487,054
Warrant contra revenue	(410)	-	(1,173)	(730)
Net Revenue	162,687	164,630	465,753	486,324
Cost of services	(139,808)	(136,142)	(407,003)	(403,064)
Gross profit	22,879	28,488	58,750	83,260
Selling, general and administrative expenses	(14,876)	(22,926)	(46,774)	(71,938)
Impairment losses and restructuring/exit cost	12	(220)	(24,545)	(2,069)
Acquisition related cost	-	-	-	11
Operating Income/ (Loss)	8,015	5,342	(12,569)	9,264
Share of (loss) / profit of equity accounted investees	(5)	(16)	(25)	988
Interest expense, net	(3,988)	(3,372)	(10,684)	(11,864)
Exchange loss, net	(621)	(1,880)	(331)	(2,558)
Income /(Loss) before income taxes	3,401	74	(23,609)	(4,170)
Income tax expense	1,649	3,436	5,808	4,550
Net lncome / (Loss)	1,752	(3,362)	(29,417)	(8,720)

Net income/ (Loss)
Net income /(loss) attributable to non-controlling interests	1,385	(575)	1,990	1,007
Net income/ (loss) attributable to Startek shareholders	367	(2,787)	(31,407)	(9,727)

Net gain /(loss) per common share - basic	0.01	(0.07)	(0.80)	(0.26)
Net gain /(loss) per common share - diluted	0.01	(0.07)	(0.80)	(0.26)
Weighted average common shares outstanding - basic	40,275	38,467	39,143	38,011
Weighted average common shares outstanding - diluted	40,626	38,467	39,143	38,011

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income / (Loss)	1,752	(3,362)	(29,417)	(8,720)
Net income/ (Loss) attributable to non-controlling interests	1,385	(575)	1,990	1,007
Net Income/ (Loss) attributable to Startek shareholders	367	(2,787)	(31,407)	(9,727)

Other comprehensive (loss) / income, net of taxes:
Foreign currency translation adjustments	936	(1,899)	(2,729)	(1,299)
Change in fair value of derivative instruments	103	(298)	(577)	50
Pension amortization	774	(9)	(1,856)	(70)
Comprehensive (loss) / income	1,813	(2,206)	(5,162)	(1,319)

Other comprehensive (loss) / income, net of taxes
Other comprehensive (loss) / income attributable to non-controlling interest	413	(19)	(1,211)	(45)
Other comprehensive (loss) / income attributable to Startek shareholders	1,400	(2,187)	(3,951)	(1,274)
	1,813	(2,206)	(5,162)	(1,319)
Comprehensive (loss) / income
Comprehensive (loss)/income attributable to non-controlling interests	1,798	(594)	779	962
Comprehensive (loss)/ income attributable to Startek shareholders	1,767	(4,974)	(35,358)	(11,001)
	3,565	(5,568)	(34,579)	(10,039)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	48,463	20,464
Restricted cash	8,122	12,162
Trade accounts receivable, net	77,767	108,479
Unbilled revenue	40,126	41,449
Prepaid and other current assets	12,612	12,008
Total current assets	187,090	194,562
Property, plant and equipment, net	34,423	37,507
Operating lease right-of-use assets	70,256	73,692
Intangible assets, net	103,042	110,807
Goodwill	196,633	219,341
Investment in associates	109	553
Deferred tax assets, net	2,782	5,251
Prepaid expenses and other non-current assets	13,140	16,370
Total assets	607,475	658,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payables	14,591	25,449
Accrued expenses	64,375	45,439
Short term debt	15,206	26,491
Current maturity of long term debt	19,142	18,233
Current maturity of operating lease obligation	18,649	19,677
Other current liabilities	39,854	37,159
Total current liabilities	171,817	172,448
Long term debt	101,626	130,144
Operating lease liabilities	52,854	54,341
Other non-current liabilities	17,378	11,140
Deferred tax liabilities, net	16,596	18,226
Total liabilities	360,271	386,299
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,288,453 and 38,525,636 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	403	385
Additional paid-in capital	287,221	276,827
Accumulated deficit	(77,965)	(46,145)
Accumulated other comprehensive loss	(9,973)	(6,022)
Equity attributable to Startek shareholders	199,686	225,045
Non-controlling interest	47,518	46,739
Total stockholders’ equity	247,204	271,784
Total liabilities and stockholders’ equity	607,475	658,083

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(29,417)	$(8,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,279	22,056
Impairment of goodwill	22,708	-
Loss /(profit) on sale of property, plant and equipment	181	(223)
Provision for doubtful accounts	2,089	1,238
Warrant contra revenue	1,173	730
Share-based compensation expense	447	1,151
Deferred income taxes	1,192	209
Share of loss / (profit) of equity accounted investees	25	(988)
Changes in operating assets and liabilities:
Trade accounts receivable, net	26,171	(1,529)
Prepaid expenses and other assets, current and noncurrent	(117)	(950)
Trade accounts payable	(10,155)	(5,236)
Income taxes, net	1,300	(2,267)
Accrued expenses and other liabilities, current and noncurrent	27,421	1,150
Net cash generated from operating activities	$64,297	$6,621

Investing Activities
Purchases of property, plant and equipment	(10,141)	(9,027)
Proceeds from equity-accounted investees	429	1,317
Net cash used in investing activities	$(9,712)	$(7,710)

Financing Activities
Proceeds from the issuance of common stock	8,379	6,563
Payments on long term debt	(4,200)	(7,000)
Proceeds from (payments on) other debt, net	(34,549)	5,831
Net cash (used in) / generated from financing activities	$(30,370)	$5,394

Net increase in cash and cash equivalents	24,215	4,305
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(256)	(497)
Cash and cash equivalents and restricted cash at the beginning of the period	32,626	24,569
Cash and cash equivalents and restricted cash at the end of the period	$56,585	$28,377

Components of cash and cash equivalents and restricted cash
Balances with banks	48,463	17,795
Restricted cash	8,122	10,582
Total cash and cash equivalents and restricted cash	56,585	$28,377

Supplemental disclosure of Cash Flow Information
Cash paid for Interest and other finance cost	10,392	11,179
Cash paid for income taxes	2,752	6,740
Non cash warrant contra revenue	1,173	730
Non cash share-based compensation expenses	447	1,151

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Other Items of OCI
	Shares	Amount	Additional paid-in	Accumulated	Foreign currency	Change in fair value of	Unrecognised	Equity attributable to Startek	Non-controlling	Total stockholders'
			capital	deficit	translation	derivative instruments	pension cost	shareholders	interest	equity
Three months ended
Balance at June 30, 2020	40,210,299	$401	$286,205	$(78,332)	$(8,233)	$(205)	$(2,935)	$196,901	$45,720	$242,621
Issuance of common stock	78,154	2	368	-	-	-	-	370	-	370
Share-based compensation expenses	-	-	238	-	-	-	-	238	-	238
Warrant expenses	-	-	410	-	-	-	-	410	-	410
Net income (loss)	-	-	-	367	-	-	-	367	1,385	1,752
Other comprehensive loss for the period	-	-	-	-	936	103	361	1,400	413	1,813
Balance at September 30, 2020	40,288,453	$403	$287,221	$(77,965)	$(7,297)	$(102)	$(2,574)	$199,686	$47,518	$247,204

Balance at June 30, 2019	38,452,111	$384	$275,284	$(38,067)	$(3,389)	$333	$(1,578)	$232,967	$46,912	$279,879
Issuance of common stock	30,914	1	96	-	-	-	-	97	-	97
Share-based compensation expenses	-	-	370	-	-	-	-	370	-	370
Warrant expenses	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	(2,787)	-	-	-	(2,787)	(575)	(3,362)
Other comprehensive loss for the period	-	-	-	-	(1,899)	(298)	10	(2,187)	(19)	(2,206)
Balance at September 30, 2019	38,483,025	$385	$275,750	$(40,854)	$(5,288)	$35	$(1,568)	$228,460	$46,318	$274,778

Nine months ended
Balance at December 31, 2019	38,525,636	$385	$276,827	$(46,145)	$(4,568)	$475	$(1,929)	$225,045	$46,739	$271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	1,762,817	18	8,361	-	-	-	-	8,379	-	8,379
Share-based compensation expenses	-	-	447	-	-	-	-	447	-	447
Warrant expenses	-	-	1,173	-	-	-	-	1,173	-	1,173
Net income (loss)	-	-	-	(31,407)	-	-	-	(31,407)	1,990	(29,417)
Other comprehensive loss for the period	-	-	-	-	(2,729)	(577)	(645)	(3,951)	(1,211)	(5,162)
Balance at September 30, 2020	40,288,453	$403	$287,221	$(77,965)	$(7,297)	$(102)	$(2,574)	$199,686	$47,518	$247,204

Balance at December 31, 2018	37,446,323	$374	$267,317	$(31,127)	$(3,989)	$(15)	$(1,543)	$231,017	$45,356	$276,373
Issuance of common stock	1,036,702	11	6,552	-	-	-	-	6,563	-	6,563
Share-based compensation expenses	-	-	1,151	-	-	-	-	1,151	-	1,151
Warrant expenses	-	-	730	-	-	-	-	730	-	730
Net income (loss)	-	-	-	(9,727)	-	-	-	(9,727)	1,007	(8,720)
Other comprehensive loss for the period	-	-	-	-	(1,299)	50	(25)	(1,274)	(45)	(1,319)
Balance at September 30, 2019	38,483,025	$385	$275,750	$(40,854)	$(5,288)	$35	$(1,568)	$228,460	$46,318	$274,778

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions.The Company provides omni-channel customer experience, digital transformation and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touch points and channels. Startek has more than 40,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 250 clients across a range of industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel & Hospitality,Consumer Goods, Retail, and Energy & Utilities.

The Company offers a repository of digital and omnichannel solutions based on decades of experience in driving growth by putting the customer at the center of our business. Because no one solution fits all, we have crafted solution delivery to suit a variety of industries. Startek has delivery campuses across India, United States, Malaysia, Philippines,Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru and Sri Lanka.

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

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interests" in our Consolidated Statement of Income (loss).

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

During the first quarter of 2020, the COVID-19 pandemic did not trigger changes to the terms of any of the Company’s leases, however during second quarter we have received partial relief from few landlords in terms of rent discounts for certain periods and deferments of rent for a few facilities. Rent discounts and deferment of rent have been accounted for without lease modification using the practical expedient provided by the FASB.There is no new rent deferments/discounts being received in quarter ending September 30, 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is still in the process of assessing the impact of this ASU.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units	September 30, 2020	December 31, 2019
Americas	64,315	64,315
India	15,180	31,000
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
South Africa	1,578	5,910
Argentina	4,991	4,991
Australia	8,186	10,742
Total	$196,633	$219,341

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

The results of these interim impairment tests indicated that the estimated fair value of the India, South Africa and Australia reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting units, respectively.

As of September 30, 2020, based on the qualitative assessment, we concluded there is no additional impairment of goodwill.

The following table presents the changes in goodwill during the period:

Amount
Opening balance, December 31, 2019	$219,341
Impairment	(22,708)
Ending balance, September 30, 2020	$196,633

Intangible Assets

The following table presents our intangible assets as of September 30, 2020:

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$66,220	$14,882	$51,338	6.5
Brand	49,500	10,484	39,016	7.1
Trademarks	13,210	1,935	11,275	7.5
Other intangibles	2,130	717	1,413	4.9
	$131,060	$28,018	$103,042

During the first quarter of 2020, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the all intangible assets. Based on the results of our analyses, the estimated fair values of the intangibles exceeded the carrying values.

As of September 30, 2020, based on the qualitative assessment, we concluded there is no additional impairment of the Company's intangible assets.

Expected future amortization of intangible assets as of September 30, 2020 is as follows:

Years Ending December 31,	Amount
Remainder of 2020	$2,587
2021	10,350
2022	10,350
2023	10,306
2024	10,252
Thereafter	59,197

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

Our net revenues in the second quarter were negatively impacted by COVID-19, primarily due to lockdowns and lower active workforce in most of the Geographies where we had operations, the Company did see improvement throughout the current quarter as countries and states began to gradually re-open.

Disaggregated Revenue

Revenues by our clients' industry vertical for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertical:	2020	2019	2020	2019
Telecom	54,834	61,439	160,362	191,684
E-commerce & Consumer	23,320	27,530	71,884	76,249
Financial & Business Services	12,208	12,392	36,041	38,957
Media & Cable	25,536	23,408	70,801	68,752
Travel & Hospitality	15,063	18,244	45,028	52,133
Healthcare & Education	12,315	11,880	34,932	30,761
Technology, IT & Related Services	4,813	3,063	14,310	8,958
All other segments	15,008	6,674	33,568	19,560
Gross Revenue	163,097	164,630	466,926	487,054
Less: Warrant Contra Revenue	(410)	-	(1,173)	(730)
Net Revenue	$162,687	$164,630	465,753	$486,324

5. NET GAIN/ (LOSS) PER SHARE

Basic earnings per common share is computed based on our weighted average number of common shares outstanding. Diluted earnings per share is computed based on our weighted average number of common shares outstanding plus the effect of dilutive stock options, non-vested restricted stock, and deferred stock units, using the treasury stock method.

When a net loss is reported, potentially issuable common shares are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation and employee benefit plans" for more information). For the three and nine months ended September 30,2020 and 2019, the following shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive securities:
Stock options	211	2,637	2,334	2,637

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic and performed interim impairment testing on the goodwill balances of its reporting units. Accordingly, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting units, respectively.

Restructuring/Exit Cost

The table below summarizes the balance of accrued restructuring, other acquisition related cost and involuntary termination cost, which is included in accrued expenses in our consolidated balance sheets, and the changes during the nine months ended September 30, 2020:

	Employee related	Facilities related	Total
Balance as of December 31, 2019	$1,326	$514	$1,840
Accruals/(reversals)	1,497	340	1,837
Payments	(2,823)	(743)	(3,566)
Balance as of September 30, 2020	$-	$111	$111

Employee related

In 2020, under a company-wide restructuring plan, we eliminated a number of positions which were considered redundant coupled with change in key management personnel. We recognized provision for employee related costs across a number of geographies and due payments have been made.

Facilities related

In 2018, we terminated various leases in the United States and the Philippines due to closedown of the facilities. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $111 by the end of the first quarter of 2021.

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

The Company has terminated all cash flow hedges contracts early in April, 2020 due to a change in counterparty relationship, hence balance as on September 30, 2020 is nil.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of September 30, 2020:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2020	Year Ended December 31,2019	Year Ended December 31,2019
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Philippine Peso	-	-	769,000	14,361
Canadian Dollar	-	-	1,400	1,047
		$-		$15,408

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, "Fair Value Measurements," and are included in prepaid expense and other current assets and other current liabilities in our condensed consolidated balance sheets, respectively.

	Gain (Loss) Recognized in AOCI, net of tax	Gain (Loss) Recognized in AOCI, net of tax	Gain/ (Loss) Reclassified from AOCI into Income	Gain/ (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Cash flow hedges:
Foreign exchange contracts	(434)	271	(143)	(221)

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contract as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the Consolidated Statement of Income (Loss). The following table presents these amounts for the three and nine months ended September 30, 2020 and 2019:

Derivatives not designated under ASC 815	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Foreign currency forward contracts	$(578)	$393	$(110)	$536
Interest rate swap	$(2)	$(6)	$(424)	$(636)

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

The following tables set forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. These balances are included in Prepaid and Other current assets and Other current liabilities, respectively, on our balance sheet.

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,256	$—	$1,256
Total fair value of assets measured on a recurring basis	$—	$1,256	$—	$1,256

Liabilities:
Interest rate swap	$—	$344	$—	$344
Foreign exchange contracts	$—	$—	$—	$—
Total fair value of liabilities measured on a recurring basis	$—	$344	$—	$344

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,823	$—	$1,823
Total fair value of assets measured on a recurring basis	$—	$1,823	$—	$1,823

Liabilities:
Interest rate swap	$—	$544	$—	$544
Foreign exchange contracts	$—	$22	$—	$22
Total fair value of liabilities measured on a recurring basis	$—	$566	$—	$566

9. DEBT

The below table presents details of the Company's debt:

	September 30, 2020	December 31, 2019
Short term debt
Working capital facilities	$15,206	$23,179
Loan from related parties	-	3,312
Current portion of long term debt
Current maturity of long term loan	17,850	16,800
Current maturity of equipment loan	726	801
Current maturity of finance lease obligations	566	632
Total	$34,348	$44,724

Long term debt
Term loan, net of debt issuance costs	$100,973	$105,075
Equipment loan	99	619
Secured revolving credit facility	-	23,097
Finance lease obligations	554	1,353
Total	$101,626	$130,144

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $15.2 million as of September 30, 2020.

Loan from related parties

On August 26, 2019, the Company entered into a Loan Agreement with Tribus Capital Limited, as lender (“Tribus”), pursuant to which Tribus made a single-draw unsecured term loan to the Company in the aggregate amount of $1.5 million. The Company has paid interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan was paid on April 21, 2020. The amounts outstanding as at September 30, 2020 is nil.

On November 20, 2019, the Company entered into a Loan Agreement with Bluemoss Ergon Limited, as lender (“Bluemoss”), pursuant to which Bluemoss made a single-draw unsecured term loan to the Company in the aggregate amount of $1.75 million. The Company has paid interest on such loan at the rate of 8.5% per annum.  All principal and interest on the loan was paid on April 22, 2020. The amounts outstanding as at September 30, 2020 is nil.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

On July 9, 2020, the Company entered into an Amended and Restated Facility Agreement to amend some of the terms of the Term Loan subject to certain conditions. The key terms amended include, deferment of principal repayment for the amounts due between May 2020 and Jan 2021. Testing of covenants were also waived for the calendar year 2020 and covenant testing will be carried out for the quarter ended March 2021. Under the conditions laid down in the aforementioned Agreement, the November 2020 principal repayment of $4.2 million that was earlier deferred, now becomes due.

Principal payments due on the term loan are as follows:

Years	Amount
Remainder of 2020	4,200
2021	22,050
2022	95,550
Total	$121,800

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of September 30, 2020 amount to $2.98 million.The Company agreed to pay a one time consent fees to the lender consortium towards the Amendment Agreement entered into on July 9, 2020. The consent fee would be $0.9 million and will be payable no later than June 30, 2021.

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

This facility was closed in April 2020 and the amounts outstanding as of September 30, 2020 is nil.

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the cash proceeds are received by the Company. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The aggregate gross amount factored under these agreements was $26.82 million for nine months ended September 30, 2020.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets in the amount of $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019. The amounts outstanding as at September 30, 2020 is $0.83 million.

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

As per ASC 606, the Company has accrued $410 and $1,173 for the three and nine month ended September 30, 2020 respectively using initial grant-date fair value.

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

In line with ASU 2019-08, the Company has measured share-based payments at grant-date fair value, which will be the basis for the amount to be reduction in revenue. The Company has given the transitional impact of $413 in Equity in respect of awards wherein measurement date was not established or were not settled as of the beginning of financial year in which ASU is adopted (i.e. January 01, 2020).

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three months and nine months ended September 30, 2020 was $238 and $447, and is included in selling, general and administrative expense. As of September 30, 2020, there was $1,012 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.66 years.

On July 1 2020, the Company entered into an Employment Agreement with Mr. Aparup Sengupta who is designated as Executive Chairman and Global CEO. On the basis of the Employment Agreement, during the quarter the Company has issued and paid $600 in form of fully vested equity shares and also accrued other compensation cost of approximately $450 as of September 30, 2020.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2019	$(4,568)	$475	$(1,929)	$(6,022)	$(1,597)	$(7,619)
Foreign currency translation	(2,729)	-	-	(2,729)	-	(2,729)
Reclassification to operations	-	(143)	-	(143)	-	(143)
Unrealized losses	-	(434)	-	(434)	-	(434)
Pension remeasurement	-	-	(645)	(645)	(1,211)	(1,856)
Balance at September 30, 2020	$(7,297)	$(102)	$(2,574)	$(9,973)	$(2,808)	$(12,781)

12.  SEGMENT REPORTING

The Company provides business process outsourcing services (“BPO”) to clients in a variety of industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Global Chief Executive Officer (CEO) and President, who have been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a geographical basis.

In the fourth quarter of 2019, we reorganized our operating business model. Our new operating business model is focused on geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography wise, hence the geographical level represents the operating segments of Startek, Inc.

Prior period results have been revised for segment disclosure to conform to current period presentation. We report our results of operations as follows in Six reportable segments:
a) Americas
b) India and Sri Lanka
c) Malaysia
d) Middle East
e) Argentina & Peru
f) Rest of World

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Americas	64,597	67,072	191,244	184,070
India & Sri Lanka	19,821	28,362	60,771	84,519
Malaysia	13,933	13,312	37,835	46,508
Middle East	43,665	31,816	114,425	97,150
Argentina & Peru	9,312	11,637	28,517	36,060
Rest of World	11,359	12,431	32,961	38,017
Total	$162,687	$164,630	$465,753	$486,324

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating income (loss):
Americas	$4,052	$3,170	$4,723	$2,232
India & Sri Lanka	(1,633)	1,050	(2,538)	1,302
Malaysia	3,580	1,749	8,520	5,621
Middle East	3,156	(445)	5,371	4,939
Argentina & Peru	854	1,317	494	1,197
Rest of World	609	787	1,335	1,635
Segment operating income	10,618	7,628	17,905	16,926
Startek consolidation adjustments
Goodwill impairment	-	-	22,708	-
Intangible amortization	2,603	2,286	7,766	7,662
Total operating income/ (loss)	$8,015	$5,342	$(12,569)	$9,264

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on	As on
	September 30, 2020	December 31, 2019
Property, plant and equipment, net:
Americas	11,800	14,156
India & Sri Lanka	12,067	10,772
Malaysia	3,854	4,375
Middle East	4,468	4,722
Argentina & Peru	1,396	1,701
Rest of World	838	1,781
Total	$34,423	$37,507

13.  LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Operating lease cost	6,920	7,623	21,290	23,064

Finance lease cost:
Amortization of right-of-use assets	166	272	834	1,257
Interest on lease liabilities	18	28	92	71
Total Finance lease cost	184	300	926	1,328

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	21,040	22,783
Operating cash flow from finance leases	92	71
Financing cash flows from finance leases	926	1,831

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,393	66,647
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2020	As of December 31, 2019
Operating leases
Operating lease right-of-use assets	70,256	73,692
	-	-
Operating lease liabilities - Current	18,649	19,677
Operating lease liabilities - Non-current	52,854	54,341
Total operating lease liabilities	71,503	74,018

Finance Leases
Property and equipment, at cost	5,174	4,391
Accumulated depreciation	(3,610)	(1,984)
Property and equipment, at net	1,564	2,407
	-	-
Finance lease liabilities - Current	566	632
Finance lease liabilities - Non-current	554	1,353
Total finance lease liabilities	1,120	1,985

Weighted average remaining lease term	As of September 30, 2020	As of December 31, 2019
Operating leases	4.38 yrs	4.66 yrs
Finance leases	1.17 yrs	1.92 yrs

Weighted average discount rate
Operating leases	6.78%	7.27%
Finance leases	6.01%	6.01%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
Remaining 2020	22,720	201
2021	15,158	567
2022	13,558	442
2023	11,863	-
2024	7,748	-
Thereafter	4,473	-
Total Lease payments	75,520	1,210
Less imputed interest	(4,017)	(90)
Total	71,503	1,120

14.  SUBSEQUENT EVENT

None.

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touch points and channels. Startek has more than 40,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 250 clients across a range of industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel & Hospitality, Consumer Goods, Retail, and Energy & Utilities.

Startek manages over half a billion customer moments of truth each year for the world’s finest brands. We help these brands increase their revenues by enabling better experiences for their customers across multiple channels. As a leading provider of technology-enabled business process management solutions for major global brands—we drive business value through omni-channel customer experiences, digital transformation, and technology services.

We manage programs using a variety of multi-channel customer interactions, including voice, chat, email, social media and back-office support.

SIGNIFICANT DEVELOPMENTS

Coronavirus

The global spread of the novel coronavirus (COVID-19) has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place and social distancing orders in numerous jurisdictions around the world. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. In response to COVID-19, we have prioritized the safety and well-being of our employees, business continuity for our clients and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. We continue to work closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. In discussion with our clients, we continue to maintain many of our employees on a work-at-home model.

We continue to monitor the COVID-19 situation and its impacts globally. Out of an abundance of caution for the health of our employees and to support local government initiatives to stem the spread of the virus, we implemented several precautions at various centers around the world at all times in compliance with local government requirements and Centers for Disease Control and Prevention ("CDC") guidelines.

Considering the uncertainties, the current results and financial condition discussed herein may not be indicative of future operating results and trends.

RESULTS OF OPERATIONS — three months ended September 30, 2020 and 2019

Revenue

Our gross revenues for the three months ended September 30, 2020 decreased by 0.93% to $163,097 as compared to $164,630 for the three months ended September 30, 2019.

Our net revenue for the quarter ended September 30, 2020 and 2019:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Revenues	$163,097	$164,630
Warrant Contra Revenue	(410)	-
Net Revenue	$162,687	$164,630

Our net revenues adjusted for warrant contra revenue for the three months ended September 30, 2020 was lower at $162,687 compared to $164,630 for the three months ended September 30, 2019. The breakdown of our net revenues from various industry verticals for three months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019

Verticals:
Telecom	34%	37%
E-commerce & Consumer	14%	17%
Financial & Business Services	8%	8%
Media & Cable	16%	14%
Travel & Hospitality	9%	11%
Healthcare & Education	8%	7%
Technology, IT & Related Services	3%	2%
Others	8%	4%

Our concentration to Telecom revenues decreased to 34% for the three months ended September 30, 2020 as compared to 37% for the comparable three months ended September 30, 2019.

During the earlier part of the current quarter, we witnessed softness in the e-commerce and consumer vertical due to lower demand in the underlying industry vertical due to lockdowns and movement restrictions across multiple geographies. However, this eased considerably during the quarter as restrictions eased and there was an increased adoption to e-commerce platforms from end consumers.

The Company has seen growth in other verticals including media and cable, healthcare & education and others which have helped offset the reduction in telecom revenues.

Despite the continuing negative impact of COVID-19, the Company saw significant improvement sequentially as countries and states began to gradually re-open. The Company continues to operate its brick and mortar centers across the globe, adhering to social distance norms and in compliance with local regulations. However, the ultimate COVID-19 impact on sales in the near and medium term remain highly fluid and will continue to evolve with the virus waves.

As of the end of September 2020, approximately 50% of agents who otherwise work in our brick-and-mortar facilities have transitioned to work at home, approximately 40% are working in our facilities.

Cost of services

Overall, cost of services as a percentage of revenue increased to 85.9% for the three months ended September 30, 2020 as compared to 82.7% for the three months ended September 30, 2019. Employee expenses, rent costs and depreciation and amortization are the most significant costs for the Company, representing 75%, 5.4% and 4.0% of total cost of services, respectively. The breakdown of cost of services is listed in the table below:

	Three Months Ended September 30,		As % of Revenue
	2020	2019	2020	2019
Employee Benefit Expenses	$104,881	$106,402	64.5%	64.6%
Rent expense	7,548	6,898	4.6%	4.2%
Depreciation and amortization	5,551	5,514	3.4%	3.3%
Other	21,828	17,327	13.4%	10.5%
Total	$139,808	$136,142

Employee Benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues remained largely flat at 64.5% for the current period as compared to 64.6% for the previous period. With approximately 90% of our headcount now active, we were able to sequentially reverse the deleveraging impact seen in the earlier quarters.

Rent expense: Rent expense as a percentage of revenue increased to 4.6% for the current period as compared to 4.2% for previous period. On a year on year basis, the costs were higher due to new facility taken in Jamaica which was partially offset by capacity rationalization in India and the USA.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was largely flat at 3.4% as compared 3.3% for the previous period.

.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased from 10.5% to 13.4%. The increase was due to higher outsourcing/contract expenses and communication expenses partially offset by lower travelling and recruitment costs.

As a result, gross profit as a percentage of revenue for the current period decreased to 14.1% as compared to 17.3% for the previous period.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 13.9% in the previous period to 9.1% in the current period. The decrease was driven by savings in rent, travelling expenses and recruitment expenses.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $(12) for the current period as compared to $220 for the previous period.

Interest expense, net

Interest expense, net totaled $3,988 for the current period as compared to $3,372 for the previous period. The interest expense is on our term debt and revolving line of credit facilities and it includes a one-time consent fees payable for debt restructuring of $922.

Income tax expense

Income tax expense for the current period was $1,649 compared to $3,436 for the previous period. The movement in interest cost and the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate. Additionally, movement of funds between various geographies primarily to service our debt facilities also attract withholding taxes.

RESULTS OF OPERATIONS — Nine months ended September 30, 2020 and 2019

Revenue

Our gross revenues for the nine months ended September 30, 2020 decreased by 4.13% to $466,926 as compared to $487,054 for the nine months ended September 30, 2019.

Our net revenue for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Revenues	$466,926	$487,054
Warrant Contra Revenue	(1,173)	(730)
Net Revenue	$465,753	$486,324

Our net revenues adjusted for warrant contra revenue for the nine months ended September 30, 2020 was lower at $465,753 compared to $486,324 for the nine months ended September 30, 2019. The breakdown of our net revenues from various industry verticals for nine months ended September 30, 2020 and 2019 is as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Verticals:
Telecom	34%	39%
E-commerce & Consumer	15%	16%
Financial & Business Services	8%	8%
Media & Cable	15%	14%
Travel & Hospitality	10%	11%
Healthcare & Education	8%	6%
Technology, IT & Related Services	3%	2%
Others	7%	4%

Our concentration to telecom revenue decreased to 34% of our revenue for the nine months ended September 30, 2020 as compared to 39% for the comparable nine months ended September 30, 2019. The Company has partially offset this contraction in revenue percentage from telecom vertical with expansion in revenues from other verticals.

While our net revenues in the nine months were negatively impacted by COVID-19, primarily related to lockdowns and lower active workforce, the Company did see improvement throughout the current quarter as countries and states began to gradually re-open.

Cost of services

Overall, cost of services as a percentage of revenue increased to 87.4% for the nine months ended September 30, 2020 as compared to 82.9% for the nine months ended September 30, 2019. Employee expenses, rent costs and depreciation and amortization are the most significant costs for the Company, representing 76.1%, 5.7% and 4.2% of total cost of services, respectively. The breakdown of cost of services is listed in the table below:

	Nine Months Ended September 30,		As % of Revenue
	2020	2019	2020	2019
Employee Benefit Expenses	$309,849	$308,664	66.5%	63.5%
Rent expense	23,146	22,591	5.0%	4.6%
Depreciation and amortization	16,926	16,380	3.6%	3.4%
Other	57,082	55,429	12.3%	11.4%
Total	$407,003	$403,064

Employee Benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 66.5% for the current period as compared to 63.5% for the previous period. The increase in employee costs, as a percentage of revenues, was largely attributable to deleveraging resulting from COVID 19 negative impact on revenues. The Company also had to incur higher costs on ensuring employees had a safe and secure work environment and following all the protocols and guidelines issued by various local authorities across the geographies we operate in.

Rent expense:Rent expense as a percentage of revenue increased to 5.0% for the current period as compared to 4.6% for previous period. Rent expense increased as a percentage of sales driven by deleveraging resulting from the COVID-19 negative impact on revenues.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally higher at 3.6% as compared 3.4% for the previous period.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs marginally increased from 11.4% to 12.3%. The increase was due to higher outsourcing expenses and communications expense partially offset by lower recruitment and travelling costs.

As a result, gross profit as a percentage of revenue for the current period decreased to 12.6% as compared to 17.1% for the previous period.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 14.8% in the previous period to 10% in the current period. The reduction is as a result of various measures implemented to rationalize costs and leading to sequential decline in selling, general and administrative expenses.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $24,545 for the current period as compared to $2,069 for the previous period. The expense for the current period primarily relates to goodwill impairment loss of $22,708 and restructuring expenses of $1,837. As a result of the recent global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic the Company had during the first quarter of the current period, taken a goodwill impairment charge of $15,820, $4,332 and $2,556, for India, South Africa and Australia reporting units, respectively.

Interest expense, net

Interest expense, net totaled $10,684 for the current period as compared to $11,864 for the previous period. The interest expense is on our term debt and revolving line of credit facilities and it includes a one-time consent fees payable for debt restructuring of $922.

Income tax expense

Income tax expense for the current period was $5,808 compared to $4,550 for the previous period. The movement in interest cost and the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate. Additionally, movement of funds between various geographies primarily to service our debt facilities also attract withholding taxes.

RELATED PARTY DISCLOSURE

In 2018, a transaction bonus was payable to Mr. Aparup Sengupta (Chairman & Global CEO) for the successful completion of the Startek-Aegis merger. This was accrued in the financial statements for the year ended 31 December 2018 as “Acquisition related cost”. An amount of $500 has been paid during the quarter to Mr. Aparup Sengupta with the remaining balance payable in due course.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, our working capital facilities and term debt. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on our working capital facilities periodically for ongoing working capital needs. The Company expects to meet all its debt obligations in a timely manner.

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

Cash and cash equivalents and restricted cash

As at September 30, 2020, cash, cash equivalents and restricted cash held by the Company and all its foreign subsidiaries increased by $23,958 to $56,585 as compared to $32,626 on December 31, 2019.The restricted cash balance as at September 30, 2020 stood at $8,122 as compared to $12,162 as at December 31, 2019. The restricted cash pertains to debt service reserve account (DSRA) that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements. As part of the negotiated amendment and restated facilities agreement, the existing cash balance in the DSRA shall be temporarily released in phases and can be utilized to meet interest payment obligations towards the senior term facilities. The Company will have to restore DSRA by May 2021.

Cash flows from operating activities

For the nine months ended September 30, 2020 and September 30, 2019 we reported net cash flows generated from operating activities of $64,297 and $6,621 respectively. The $57,676 increase in net cash flows from operating activities was due to a net increase of $53,452 in cash flows from assets and liabilities, a $24,921 increase in non-cash reconciling items such as goodwill impairment, deferred tax expense, depreciation and amortization and warrant contra revenue, and a decrease of $(20,697) in net income. The increase in cash flows from assets and liabilities was driven primarily by sale of certain accounts receivables under a non-recourse factoring arrangement.

Cash flows used in investing activities

For the nine months ended September 30, 2020, and September 30, 2019 we reported net cash used in investing activities of $9,712 and $7,710 respectively. Net cash used in investing activities for both the periods primarily consisted of capital expenditures.

Cash flows generated from financing activities

For the nine months ended September 30, 2020 and September 30, 2019 we reported net cash flows used in financing activities of $30,370 and generated from financing activities of $5,394, respectively. During the nine months ended September 30, 2020 our net borrowings decreased by $38,749 mainly due to full repayment of asset-backed line of credit facility in the USA from the proceeds of the non- recourse factoring arrangement. Additionally, the Company was also able to lower its working capital and revolver drawdowns. The Company collected $8,379 from the issuance of common stock out of which $7,500 was from the issue of common stock to an affiliate of Capital Square Partners, the principal shareholder of the Company.

Debt

For more information, refer to Note 9, "Debt,"  to our unaudited condensed consolidated financial statements included in Item 1, "Financial Statements."

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

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In the process of evaluation, the management also reviewed the impact of COVID-19 pandemic on the internal control framework. Largely, existing controls operated in all key processes in the same or different form, except for the payroll process in which a few additional compensating controls were implemented.  These controls were documented, tested and observed to be effective.  Except for the above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020.

Except as noted in the above paragraphs, there has been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that has materially affected or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Exhibit Description	Exhibit	Filing Date
10.1	Letter Agreement between the company and Aparup Sengupta dated July 1, 2020	Form 8-K	10.1	July 8, 2020
10.2	Amendment Agreement, dated July 9, 2020, by and among CSP Alpha Holding Pte. Ltd , StarTek and DBS Bank LTD, as agent	Form 8-K	10.1	July 13,2020
10.3	Amended and Restated Facilities Agreement, dated July 9, 2020, between, among others, CSP Alpha Holdings Pte Ltd., as Original Borrower, and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank, as Mandated Lead Arrangers and Bookrunners	Form 8-K	10.2	July 13,2020
10.4	Amendment Agreement, dated July 30, 2020, by and among CSP Alpha Holdings Pte. Ltd, StarTek, Inc., CSP Alpha Midco Pte. Ltd. and DBS Bank LTD, as agent	Form 8-K	10.1	August 5, 2020
10.5	Amended and Restated Facilities Agreement, dated July 30, 2020, between, among others, CSP Alpha Holdings Pte Ltd., as Original Borrower, and DBS Bank Ltd., ING Bank N.V., Singapore Branch and Standard Chartered Bank, as Mandated Lead Arrangers and Bookrunners	Form 8-K	10.2	August 5, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019(Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Aparup Sengupta	Date: November 9, 2020
Aparup Sengupta
Global CEO
(principal executive officer)

By:	/s/ Ramesh Kamath	Date: November 9, 2020
Ramesh Kamath
Chief Financial Officer
(principal financial and accounting officer)