Form 10-K
period 2020-12-31
Startek, Inc.
filed 2021-03-16
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes

Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐  No☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2020 was approximately $87.13 million. As of March 5, 2021, there were 40,636,377 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

2020 ANNUAL REPORT ON FORM 10-K

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

Unless otherwise noted in this report, any description of “us," “we” or "our" refers to Startek, Inc. ("Startek") and its subsidiaries.  Financial information in this report is presented in U.S. dollars in thousand unless otherwise stated.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Startek, Inc. (“Startek”, the Company”, “we”, “our” or “us”) is a global business process management company for some of the world’s most iconic brands, who operate in a variety of  markets. Operating under the Startek and Aegis brand, we help enterprises connect emotionally with their end customers, transform customer experience and accelerate digital and AI enablement across all their touch points and channels. We do this through customer experience (“CX”) and analytics services, technology-led innovation, and engagement solutions and a complete range of services around the customer life cycle management process (CLM). Our solutions are supported by over 42,000 employees, delivering services from 46 locations in 13 countries on five continents. Each day, our customer experience experts work together to deliver customer experiences that are personal, meaningful, and true to our clients’ brands.

The Company was founded in 1987, centered on supply chain management services, including packaging, fulfillment, marketing support and logistics services. After our initial public offering on June 19, 1997, we increasingly focused on operating customer care contact centers and grew to include our current suite of customer experience offerings. To help us remain strategically competitive while expanding our reach with new and existing clients, we acquired several companies from 2013 to 2015. On July 20, 2018, the Company acquired CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”), which resulted in CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (“Capital Square Partners or CSP”) owning a majority of the Company's outstanding shares. Capital Square Partners, a Singapore based private equity fund, which owned Aegis, is now the majority shareholder in the Company, owning approximately 55% of our outstanding shares. The combination greatly improved our competitive position in the market by providing us with access to many of the world’s most rapidly growing markets, offer services in many languages, offer a strong footprint, and a foundation of operational excellence capabilities and industry best practices.

We offer customer engagement experience in almost every industry, and tailored expertise in the telecommunications, e-commerce & consumer, financial & business services, media & cable, travel & hospitality, technology,  education & healthcare, energy and utilities sectors. We serve over 220 clients globally, many of whom are industry leaders in their respective verticals and geographies. We understand the industries in which our clients operate and the unique challenges they face, and we also understand the culture of the business or geography within which our services are delivered. We believe our knowledge of best practices across different industries coupled with an understanding of the solutions that can be implemented in the context of our clients’ operating environments, enables us to improve processes and performance metrics—driving measurable results that differentiate our clients from their competitors. The trust and confidence that our clients have in us is underscored by the long relationships we enjoy with many of our key clients; we have worked with our top five clients for more than nine years on average. We hold the distinction of being a global company with a local flair, one that allows our customers derive efficiencies in service delivery from onshore, nearshore and off-shore locations. This multi-share capability allows us to craft customized experiences across cultures and continents.

Service Offerings

Startek offers a broad range of customer experience, technology and back-office support solutions that are designed to help our clients gain competitive advantage by transforming their customer experience operations. Our solutions align our clients’ unique requirements by being highly configurable, insight driven, technology-led, and vertical specific.

Customer Engagement:

To stay ahead and stand apart, our clients' businesses need to sell not just a product or service, but a promise. One that is fulfilled by delivering consistent, creative customer-brand engagements with an emotional connect. And we deliver that connect through omni-channel uniformity enabled by our tech-enabled and empowered workforce. In the age of the digital consumer, we support them throughout the entire customer lifecycle by helping them pique interest, elevate experience, nurture leads, make sales, reduce churn and grow customer brand affinity with our CX driven digital engagement services and solutions.

Omnichannel Engagement:

Today, customers expect to connect immediately, have quick resolutions, and use digital self-service technologies without any compromise on experience. We help create seamless omnichannel functions and synchronise interactions between a brand and a customer – across multiple channels. When clients want to cultivate and integrate engagement channels, we offer cloud-enabled omnichannel solutions to optimize all opportunities. We also enable them to integrate diverse self-service technologies that are adaptive and agile in order to make the most of the cultivated leads that their brand spends money and time nurturing.

Social Media:

Social media is pervasive in nature and harnessing its energy for business relevance is mandatory. We design and power human intelligent social media support, technologies, and approaches, across multiple channels, and our transformation experts ensure that our clients' social campaigns and communities are performance-driven, brand aligned and nurture loyalty. Our approaches are underpinned by a combination of third-party tools and AegisLISA—our proprietary platform that tracks and monitors social conversation threads across numerous niche digital streams and helps clients derive actionable intelligence and opportunities. We work with brands from inception to maturity, as trusted partners, helping our clients realize true value, experiences and business outcomes that meet their needs and exceed customer expectations.

Customer Intelligence Analytics:

A digitally driven, customer-centric and data-filled world requires intelligent decision-making. That means leveraging data, next-gen technologies, and capabilities. We consider analytics to be an essential arm of our digital offerings because our clients' businesses are only as competent as the insights that fuel it. We offer cutting edge data environments, cloud-based platforms, Artificial Intelligence driven technologies and data scientists who deliver insights. We use analytics to shape relationships, scale businesses, predict behaviours, segment customers and augment customer experiences. This translates consumer insights and big data into initiatives that drive transformation and above-market growth.

Work from Home:

Volatile market conditions, shortage of talent and unprecedented challenges have mandated the Work From Home (WFH) option. Ours is a model that is unique because it is highly secured, highly compliant, and highly flexible. We have a cloud enabled virtual desktop for our engagement specialists with a Bring Your Own Device (BYOD) approach. A virtual command center, consisting of functional and business leaders is ever-activated to enable real-time monitoring of business continuity across geographies. Data Security is one of our strongest assets and to that end we have Artificial Intelligence enabled applications that are designed to activate alerts, conduct monitoring, offer facial detection systems, watermark and mask secure content and more – all to make our clients' businesses more resilient and agile. We retain client confidence with our proven, secure, and compliant WFH technologies that helps them deepen their connection with their customers through digital contactless customer communication.

Startek Cloud

In a rapidly changing world, cloud empowers novel and flexible operating models. As part of our geo-strategy, accelerated by global shifts, we have moved to the Campus on Cloud framework. Startek Cloud is our next-generation hybrid omni-cloud platform, integrated with AI capabilities, which leverages remote and home-based specialists, and telework for increased business agility and continuity. With a foundation based on 4 pillars - virtual desktop cloud, web enabled contact centre, workforce management and e-learning - it is a system that serves every real-time requirement, on-demand.

Back Office Services

To help clients enhance their customer-centric view of relationships while maximizing operating efficiencies, we provide finance and accounting services, human resource processing services, data management, and spend management services. These back-office services are designed to help our clients achieve their business objectives by automating repetitive processes and aligning human capital with business goals.

Our Clients

We develop long-term relationships with global corporations and medium-sized enterprises whose business complexities and customer focus require a strategic partner who can quickly and globally scale the tools, technology, and talent needed to design and deliver the desired customer experience. We provide these services to clients from our delivery campuses across North America, South America, Africa, Asia, and Australia.

As of December 31, 2020, we had a diverse client base of more than 220 clients across a variety of verticals, including companies that we believe are among the leading players in their respective industries. Approximately 34% of our revenue is derived from clients within the telecommunications industry which has resulted in a rapidly evolving environment for service providers. Our focus is on the continued diversification of the industries we serve by targeting high growth verticals such as e-commerce and consumer, financial and business services, healthcare and education and travel and hospitality. Our revenues for year ended December 31, 2020 by industries served were as follows:

Year ended December 31, 2020
Telecom	34%
E-commerce & Consumer	16%
Media & Cable	15%
Healthcare & Education	10%
Travel & Hospitality	9%
Financial & Business Services	8%
Technology, IT & Related Services	3%
Others	5%

In the year ending December 2020, our top five and ten clients represented 39% and 50% of total revenue, respectively.  Master Service Agreements (MSAs) cover all our work for each client; these MSAs are typically multi-year contracts that may or may not include auto-renewal provisions. Although they typically do not include contractual minimum volumes and are generally terminable by the client without penalty upon prior written notice, our relationships with our top five clients have averaged around nine years, including multiple contract renewals for several of these clients.

Our clients’ customer experience needs, continue to evolve and expand beyond basic order processing or first-tier calls to handling complex issues that require advanced problem-solving skills, an in-depth understanding of their customers, sourcing the relevant technology capabilities to deliver personalized customer experience, and building a highly-qualified talent pool for managing the customer experience. Digital outsourcing drivers for enterprises such as access to better technology, analytics, and omnichannel solutions are increasingly becoming more important than traditional outsourcing drivers. Our clients are looking to us to provide them with next generation technology solutions to help them solve key business problems. We are committed to delivering solutions through which we partner with our clients to achieve and deliver the desired customer experience. We are investing in digital solutions and automation technologies that will unlock customer insights using state of the art digital technologies.

Key Competitive Differentiators

Our client base is largely comprised of leading global and regional brands. We believe our international footprint, world-class technology, and human capital solutions powered by our Startek cloud based solutions are ideally suited for these clients. These brands increasingly look to partner with service providers who embrace customer-centricity and proactively suggest innovative solutions to transform their customer experience operations. We believe we are well-positioned to succeed in this changing landscape and are differentiated by our insights and analytics, technology-led innovation, and customizable engagement solutions. Additionally, we also believe our innovative human capital strategies and operational best practices are key competitive advantages. The successful execution of our principal corporate strategies depends on our competitive strengths, which are briefly described below:

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

Customer Experience and Design

Our human assisted digital approaches help us define and build differentiated customer experiences, every step of the way, in order to spark brand loyalty and exclusivity. Our anytime-anywhere approach is based on knowing that customer or user experience is the basis of all decision making, and we design and deliver customer experience through an integrated omni-channel customer contact management offering. Our primary focus is helping brands design contact strategies that maximise the benefits of each channel, reducing customer effort and increasing ease of use.

Customer Lifecycle Management

Understanding the lifetime view of the client or customer is key in obtaining enhanced value and outcomes. From initial lead to building long term brand loyalty, we help our clients extend and foster healthier, holistic relationships with their customers not as a one-time option but as an ongoing process and relationship. We offer cradle to grave multi-lingual customer life cycle customer engagement services and fulfilment across digitally enabled multi-lingual channels. From data-driven insights, attracting and retaining customers to converting sales, we help clients tailor personalized services on a one-on-one basis.

Process Innovation and Optimization

We step in to free our clients of the repetitive, mundane processes that take up time and effort. We assist them with change management and lead them to streamlined, global processes that take them to the next level of maturity. We use global best practices, tools and methodologies for automating of their business process and above all, quality assurance.

Technological Excellence: a serious approach to digital

We believe that Startek provides clients with unmatched infrastructure stability. We utilize a combination of industry-best practices, internally developed tools, and a globally distributed team of engineers and support staff to centralize and standardize our worldwide delivery capabilities. This architecture enables us to deliver improved scalability and quality of delivery for our clients while lowering capital requirements and information technology operating costs. Our self-healing network, unique to the industry, also enables us to deliver every customer contact cleanly and with minimal downtime. Through automation and machine learning, we seamlessly identify faults in third-party applications and route around or drive repair. The stability of our infrastructure allows us to provide seamless contact delivery while also focusing on developing and delivering new, innovative offerings, including chatbots, artificial intelligence, and neuro-linguistic programming. Our IT solutions are not only technologically sound but also embody the principles of human communication science to ensure a better interaction experience for our clients’ customers.

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

Scale and Global Footprint

We are a truly international business with global clients, global management teams and best practices, and global thinking. Our vast footprint provides clients with access to some of the world’s most rapidly growing markets, multilingual offerings, and operational best practices across the globe. Our scale, breadth, and capabilities also support clients by providing engagement services in country or in geographical proximity based on their customer experience needs.

Technological Excellence: a serious approach to digital

We believe that Startek provides clients with unmatched infrastructure stability. We utilize a combination of industry-best practices, internally developed tools, and a globally distributed team of engineers and support staff to centralize and standardize our worldwide delivery capabilities. This architecture enables us to deliver improved scalability and quality of delivery for our clients while lowering capital requirements and information technology operating costs. Our self-healing network, unique to the industry, also enables us to deliver every customer contact cleanly and with minimal downtime. Through automation and machine learning, we seamlessly identify faults in third-party applications and route around or drive repair. The stability of our infrastructure allows us to provide seamless contact delivery while also focusing on developing and delivering new, innovative offerings, including chatbots, artificial intelligence, and neuro-linguistic programming. Our IT solutions are not only technologically sound but also embody the principles of human communication science to ensure a better interaction experience for our clients’ customers.

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

Human Capital

We have more than three decades of experience managing global talent and offer a consistent, scalable, and flexible workforce that is passionate about delivering the desired customer experience while meeting or exceeding our clients’ key business objectives. We consistently invest in forward-thinking strategies to attract, develop, reward, and retain top talent across our global enterprise. Our talent management processes are based on the latest strategies in the field of human capital management and are designed to create a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. We place a high emphasis on diversity and inclusivity – using our award-winning six-dimensional framework which helps us hire great talent from new sources, with the added bonus of superior performance, reduced turnover and sustained levels of engagement.

We recognize our employees as the core of our success and provide them with learning opportunities, multicultural exposure, international work opportunities, and multiple career paths. As of December 31, 2020, we employed approximately 42,000 employees in 13 countries on five continents. Approximately 93% of our employees are located outside the United States. Approximately 8% of our employees were members of a labor union or were covered by collective bargaining agreements, most of which are mandated under national labor laws outside the United States. These agreements are subject to periodic renegotiations, and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements. We consider our employee relations to be good.

Strategy

We are committed to being the premier, high performance partner for the world’s finest brands while generating profitable growth for our investors. Our merger with Aegis, is helping our clients benefit from our global reach and access to new markets, our multilingual offerings, and new digital solutions. We believe that the foundation for our success is strong, and we continue to expect synergies, revenue growth, and operating efficiencies from the combination. To that end, we plan to continue:

•	Growing deeper, more strategic relationships with our existing global client base through our broader delivery capabilities and expanded suites of solutions;
•	Pursuing new clients in high growth industries that are committed to differentiation by putting the customer experience first;
•	Investing in our sales leadership to accelerate growth across a broad set of industries and geographies;
•	Improving our market position by becoming the leader in customer experience management services;
•	Improving profitability through operational improvements, increased utilization and higher margin accounts;
•	Expanding our global delivery platform to meet our clients' needs;
•	Broadening our service offerings through more innovative, technology-enabled and value added solutions; and
•	Attracting and retaining a high performing, motivated and diverse workforce, capable of handling increasingly more complex customer issues.
•	Focus on every geography while retaining a global brand and following best practices

Driving a superior customer experience for our clients is at the center of everything we do. Our customer experience experts are on the front lines every day working to build and maintain strong customer relationships that drive sales, satisfaction, and loyalty for our clients’ brands. To help us accelerate revenue growth across the globe, we will continue to invest in our core customer experience solutions, including strengthening our consulting and analytics capabilities, technology-enabled platforms, and embedding findings from research in human communication science.

Seasonality

Our business can be seasonal depending on our clients' marketing programs and product launches. These are often geared toward the end of summer and the winter holiday buying season in the United States, and during major local festival seasons across our other geographies.

Industry

The worldwide customer management business process outsourcing ("CM BPO") market is projected to grow steadily at slightly above 4% compounded annual growth rate ("CAGR") through 2023, according to industry research firms. By the end of 2023, it is estimated that the CM BPO industry will achieve a total market size of around $240 billion. Approximately 52% of worldwide BPO spend comes from the Americas region, while Asia-Pacific region has the strongest growth (around 5% CAGR). Evolving buyer expectations to deliver next-generation CX will continue to fuel growth as brands increasingly turn to service providers to support their ongoing efforts for digital transformation.

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

Competition

The global contact center outsourcing market in which we operate is competitive. While many companies provide customer engagement solutions and services, we believe no single company is dominant in the industry. The industry itself continues to consolidate but remains very fragmented with the five largest competitors combined capturing less than 20% of the global market.

Our competitors vary by geography and business segment, and range from large, multinational corporations to smaller, narrowly-focused enterprises. Across our lines of business, the principal competitive factors include: client relationships, technology and process innovation, integrated solutions, operational performance and efficiencies, pricing, and financial strength. We primarily compete with in-house customer management operations and other companies that provide customer experience management, including Alorica, Concentrix, Sitel, Sykes, TTEC, Teleperformance, and Transcom, among others. We also compete with smaller, specialized companies and divisions of multinational companies such as Accenture, Conduent, Infosys, Tech Mahindra and Wipro, among others.

Many of these competitors are significantly larger than us in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization. We believe that while we are smaller than many of our competitors, we are able to compete because of our focus and scale and our ability to add value to our clients' businesses. Clients often select Startek to challenge these large competitors, because they want more innovation, flexibility and speed to market.

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

CORPORATE INFORMATION

Our principal executive offices are located at 6200 South Syracuse Way, Suite 485, Greenwood Village, Colorado. Our telephone number is (303) 262-4500. Our website address is www.startek.com.  Our stock currently trades on the New York Stock Exchange ("NYSE") under the symbol SRT. Our global executives are spread around the world and ensure that we have right leadership near moment of truth.

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

Our five largest clients together accounted for 39% of our revenue; our top client accounted for 19% of our total net revenues for the year ended December 31, 2020. Any loss of business from any major client could reduce our revenue and significantly harm our business.

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

A substantial portion of our clients are concentrated in the telecommunication industry. During the year ended December 31, 2020, we derived 34% of our total revenues from the telecommunication industry. During 2020, certain of our clients from the telecommunications industry have terminated contracts and/or reduced volumes. We expect to continue to experience volatility with regards to call volumes with our telecommunications clients in 2021. The shift in client demand from customer voice experience solutions toward digital customer experience solutions may increase as digital solutions become more effective at resolving customers’ needs. This may lower the demand for our services or impact the prices that we can obtain for our services and consequently, adversely affect our revenues and profitability. A reduction in the amount of business we receive from our clients could also result in stranded capacity and costs and adversely affect our business, results of operations and financial condition.

Economic slowdowns in some markets, particularly the United States, Saudi Arabia, India, Australia, South Africa, Malaysia and Argentina may cause reductions in spending by our clients. This may impede our ability to maintain existing business, or develop new business, and adversely impact the results of our operations and our financial condition. Three factors could result in a decrease in the demand for our services and adversely affect our results of operations. They are: a downturn in any of our targeted industries, particularly telecommunications, banking and financial services, travel and leisure industries; a slowdown or reversal of the trend to offshore business process outsourcing in any of these industries; or the introduction of regulation which restricts or discourages companies from outsourcing.

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

We enter into written agreements with each client for our services and seek to sign multi-year contracts with our clients. However, these contracts generally permit termination upon 30 to 90 days' notice by our clients; they do not designate us as our clients' exclusive outsourced services provider; do not penalize our clients for early termination; hold us responsible for work performed that does not meet predefined specifications; and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results. If a principal client canceled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any particular client is generally dependent on the volume and activity of our clients' customers, as described above, our business depends in part on the success of our clients' products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Clients can generally reduce the volume of services they outsource to us without any penalties, which would have an adverse effect on our revenue, results of operations and overall financial condition.

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

We assess the expected long-term capacity utilization of our facilities and may consolidate or close underperforming facilities in order to maintain or improve targeted utilization and margins. We may incur impairment losses and restructuring charges in future years as a result of closing facilities. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

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

As a result of two significant business combinations, we carry a significant amount of goodwill on our balance sheet. Goodwill is subject to impairment review at least annually. Impairment testing under US Generally Accepted Accounting Principles may lead to impairment charges in the future. Any significant impairment charges could have a material adverse effect on our results of operations. During the first quarter of 2020 , the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic and performed interim impairment testing on the goodwill balances of its reporting units. Accordingly, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting units, respectively due to decline in forecasted business outlook. As of December 31, 2020, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in further impairment charge of  $4,991 in Argentina owing primarily to the devaluation of the local currency, $4,041 in Australia, $2,626 in India and $1,578 in South Africa reporting units due to decline in forecasted business outlook.

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

Our ability to attract, successfully integrate and retain key management personnel could have a significant impact on our ability to compete or to execute on our business strategy. Changes in key management personnel may temporarily disrupt our operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to attract, motivate, train, and retain key management personnel.

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

Our financial condition and results of operations for 2021 could get adversely affected by health pandemics such as the recent Coronavirus or COVID-19 outbreak.

Our business could be materially and adversely affected by health pandemics, including, but not limited to, outbreaks of the Coronavirus or COVID-19. Outbreaks of COVID-19 have alarmed people around the world, affecting economic activity around the world. More recently, cases of the COVID-19 virus have been identified internationally, including confirmed human outbreaks and deaths. Any prolonged pandemic such as COVID-19, or other contagious infection in the markets in which we do business may result in worker absences, lower asset utilization rates, voluntary closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. Moreover, health epidemics may force local health and government authorities to mandate the closure of our offices and delivery centers. Any prolonged or widespread health pandemic could severely disrupt our business operations, result in a significant decrease in demand for our services, and have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although most of our revenue and costs are in local currency of the geography we operate in, we do run a currency risk because we deliver a portion of our business in an offshore location relative to the location of our clients. In such offshore deals, in certain geographies revenue is generated in US dollars but operating costs are paid in local currencies. Thus, we are exposed to market risk from changes in the value of these currencies to the US dollar. We engage in hedging activities relating to our exposure to such fluctuations. Our term lenders require us to enter into foreign currency range forward contracts with regards to the Indian rupee, Malaysian ringgit and Australian dollar relative to the US dollar. These forward contract hedges are not designated hedges under ASC 815, Derivatives and Hedging. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from strengthening or weakening of these currencies against the U.S. dollar.

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

We are subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition. We continuously review the potential impacts of the recent changes; however, we cannot predict any future tax law changes which could have an impact on our future tax liabilities.

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

As of December 31, 2020, we had total indebtedness of $136,001. Our level of indebtedness may have significant negative effects on our future operations, including:

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

In addition, we are exposed to adverse changes in our key clients’ payment policies, which could have a material adverse impact on our ability to fund our working capital needs. During the year ended December 31, 2020, our average days sales outstanding (“DSO”) was approximately 48 days. If our key clients implement policies which extend the payment terms of our invoices, our working capital levels could be adversely affected and our finance costs may increase. If we are unable to fund our working capital requirements, access financing at competitive prices or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations and prospects could be adversely affected.

Regulatory and related risks

Cyberattacks or the improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business.

We are dependent on networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients and we may be required to store sensitive or confidential client data in connection with the services we provide. As a result, we are subject to contractual terms and numerous U.S. and foreign laws and regulations designed to protect this information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Although we have implemented appropriate policies and procedures to reduce the possibility of physical, logical and personnel security breaches, along with appropriate audit oversight for verifying continued operating effectiveness of the same through internal audits and external SSAE16, HIPAA, GDPR, ISAE 3402, ISO27K1, ISO 14K1, and PCI-DSS reviews, no such measures can completely eliminate the risk of cybersecurity attacks, especially in light of advances in criminal capabilities (including cyber-attacks or cyber intrusions over the internet, malware, computer viruses and the like), discovery of zeroday vulnerabilities or attempts to exploit existing vulnerabilities in interconnected third party systems that are beyond our control systems.

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

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During the year ended December 31, 2020, we generated approximately 83% or $531 million of our revenue from operations outside the United States. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

During the year ended December 31, 2020, our Argentina operations accounted for 5.1% of our total revenue. Argentina has been facing economic difficulty for the past several years. Since 2015, the Argentine economy has experienced a recession, as well as a political and social crisis, and the significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product (“GDP”) growth, and regulatory changes, the continued depreciation of the Argentine peso may have a negative impact on our business in Argentina.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2020, we had operating centers in the following cities, containing in the aggregate approximately 2,320 thousand square feet:

Country	Number of Facilities	Total (Thousand Sq. Ft.)
US	10	364
Philippines	4	257
Honduras	3	196
Caribbean	1	65
Argentina	4	132
India	15	749
Malaysia	2	172
Sri Lanka	1	34
Peru	1	18
South Africa	2	102
Australia	1	52
Saudi Arabia	2	181
Total	46	2,320

All the above facilities are leased except one site in India which is owned by us. Sites that are not currently operating as of December 31, 2020 are not included in the list above.

Substantially all of our facility spaces can be used to support any of our business process outsourced services. We believe our existing facilities are adequate for our current operations. We intend to maintain efficient levels of excess capacity to enable us to readily provide for needs of new clients and increasing needs of existing clients.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997.

HOLDERS OF COMMON STOCK

As of March 5, 2021, there were approximately 24 record holders and 40,636,377 shares of common stock outstanding.  See Item 1A.  “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touch points and channels. Startek has more than 42,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 220 clients across a range of industries such as Telecommunications, E-commerce & Consumer, Financial & Banking Services, Media & Cable, Travel & Hospitality, Technology, Education & Healthcare, Energy and Utilities.

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

SIGNIFICANT DEVELOPMENTS

Coronavirus

The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place and social distancing orders in numerous jurisdictions around the world. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. In response to COVID-19, we have prioritized the safety and wellbeing of our employees, business continuity for our clients and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. We continue to work closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. In discussion with our clients, we continue to maintain many of our employees on a work-at-home model.

The impact of COVID-19 in the last quarter of fiscal 2020 was not significant on the Company. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our operations within the expected parameters, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the various governments to prevent disease spread, all of which remain uncertain and cannot be predicted.

Key matters pertaining to subsidiaries

Debt Refinancing

On February 18, 2021, CSP Alpha Holdings Pte. Ltd., a subsidiary of the Company entered into a new facility agreement that provided for a $165 million term loan facility and a $20 million revolving credit facility, in each case with a maturity date 60 months after the date of first utilization of the term loan facility. Amortization of the term loan starts from a date falling in November 2022, i.e. 21 months from the first utilization date of the loan. The term loan facility and the revolving loan facility each bear interest at a rate per annum equal to a LIBOR rate plus an applicable margin of between 3.75% and 4.50%, depending on an adjusted leverage ratio. The Facilities Agreement also contains financial covenants, including cash flow cover, adjusted leverage and limitations on capital expenditures. ING Bank N.V. and DBS Bank Ltd. served as underwriters for the new senior debt facility and were the lead lenders of the previous senior debt facility, which is now repaid in full. Under the new senior debt facilities, covenant testing will be carried out from the quarter ended March 2021.

On February 22, 2021, the Company used proceeds from the above facilities agreement to prepay and terminate the existing credit facility made available to it under that certain Amended and Restated Senior Term and Revolving Facilities Agreement, dated October 27, 2017.

Strategic Investment

On February 25, 2021, the Company has announced a strategic investment in CSS Corp. (“CSS”), a new-age IT services and technology support solutions company that harnesses the power of AI, automation, analytics, cloud and digital to address customer needs. Capital Square Partners (“CSP”), a Singapore based Private Equity Fund Manager and Startek’s majority shareholder, acquired a controlling stake in CSS on February 25, 2021. CSP Alpha Holdings Pte. Ltd., a subsidiary of the Company, participated in this transaction by contributing a total of $30 million in a limited partnership managed by CSP to acquire both an indirect beneficial interest of approximately 26% in CSS, as well as an option to acquire a controlling stake which is currently not exercisable. The option to acquire a majority stake in CSS is at the sole discretion of Startek, and the Company has no obligation to do so.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2020 AND 2019

Revenue

Our gross revenues for the years ended December 31, 2020 decreased by 2.6% to $641,844 as compared to $659,205 for the year ended December 31, 2019.

Our net revenue for the years ended December 31, 2020 and 2019:

	For year ended	For year ended
	December 31, 2020	December 31, 2019
Revenues	641,844	659,205
Warrant Contra Revenue	(1,622)	(1,295)
Net Revenue	640,222	657,910

Our net revenues adjusted for warrant contra revenue for the year ended December 31, 2020 was lower at $640,222 compared to $657,910 for the year ended December 31, 2019. Lower net revenues were largely a result of adverse movement in foreign currencies relative to US dollar. The temporary supply side shocks faced across various geographies that the Company operates in during the onset of the Pandemic during the first half of 2020 was offset by the rebound in the second half of 2020 as the restrictions began to ease. The breakdown of our net revenues from various industry verticals for years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Telecom	34%	38%
E-commerce & Consumer	16%	16%
Media & Cable	15%	14%
Healthcare & Education	10%	7%
Travel & Hospitality	9%	11%
Financial & Business Services	8%	8%
Technology, IT & Related Services	3%	2%
Others	5%	4%

Our concentration to telecom revenue decreased to 34% of our revenue for the year ended December 31, 2020 as compared to 38% for the year ended December 31, 2019. The volumes in the telecom vertical during 2020 remained strong. Telecommunication was one of the key essential services during the Pandemic leading to strong underlying demand. The decrease in revenues is largely driven by Company’s decision to not renew the contract with a government-owned telecom client and partially also due to depreciation of certain currencies relative to the US Dollar. The Company has partially offset this contraction in revenue percentage from telecom vertical with expansion in revenues from other verticals.

While our net revenues for the year ended December 31, 2020 were negatively impacted by COVID-19, primarily due to lockdowns and lower active workforce, the Company did see improvement in the second half of the year as countries and states began to gradually re-open.

Cost of Services and Gross Profit

Overall, cost of services as a percentage of revenue increased to 86% for the year ended December 31, 2020 as compared to 83.1% for the year ended December 31, 2019. Employee expenses, rent costs and Depreciation and amortization are the most significant costs for the Company, representing 75.5%, 5.7% and 4.1% of total Cost of services, respectively. The breakdown of cost of services is listed in the table below:

			As % of sales
	Year ended December 31, 2020	Year ended December 31, 2019	Current period	Prior period
Employee benefit expenses	$415,767	$417,497	64.9%	63.5%
Rent	31,137	30,271	4.9%	4.6%
Depreciation & amortization	22,471	21,919	3.5%	3.3%
Others	81,226	77,326	12.7%	11.8%
Total	$550,601	$547,014

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 64.9% for the current period as compared to 63.5% for the previous period. The increase in employee costs, as a percentage of revenues, was largely attributable to deleveraging resulting from COVID 19 negative impact on revenues. The Company also had to incur higher costs on ensuring employees had a safe and secure work environment and following all the protocols and guidelines issued by various local authorities across the geographies we operate in. On a year on year basis, the costs were also impacted negatively by increase in minimum wages, primarily in India.

Rent expense: Rent expense as a percentage of revenue increased to 4.9% for the current period as compared to 4.6% for previous period. Rent expense increased as a percentage of sales driven by deleveraging resulting from the COVID-19 negative impact on revenues.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally higher at 3.5% as compared 3.3% for the previous period.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs marginally increased from 11.8% to 12.7%. The increase was due to higher outsourcing expenses, communication expenses, insurance and rates and taxes which was partly offset by lower traveling and recruitment expenses.

As a result, gross profit as a percentage of revenue for the current period decreased to 14% as compared to 16.9% for the previous period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 13.9% in the previous year to 9.7% in the current year. The decrease was partly due to full year impact of cost rationalization steps taken during the previous year and partly due to lower travel, recruitment, and outsourcing expenses in the current fiscal year.

Impairment Losses and Restructuring Charges, Net

Impairment losses and restructuring costs, net totaled $37,799 for the current year as compared to $9,827 for the previous year. The expense for the current year primarily relates to goodwill impairment losses of $35,944 and restructuring expenses of $1,855. As a result of the global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the company performed interim impairment testing which resulted in goodwill impairment charge of $15,820, $4,332 and $2,556 for India, South Africa and Australia reporting units respectively due to decline in forecasted business outlook in the quarter ended March 31, 2020. Further, annual impairment testing resulted in impairment charge of $4,991 in Argentina owing primarily to the devaluation of the local currency, $4,041 in Australia, $2,626 in India and $1,578 in South Africa reporting units due to decline in forecasted business outlook.

Interest Expense, Net

Interest expense, net totaled $13,376 for the current year as compared to $15,824 for the previous year. The interest expense is on our term debt and revolving line of credit facilities.

Income Tax Expense (Benefit)

Income tax expense for the current period was $7,760 compared to $4,791 for the previous period. The movement in effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate. Additionally, movement of funds between various geographies primarily to service our debt facilities also attract withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, our working capital facilities, and term debt. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on our working capital facilities periodically for ongoing working capital needs. We have also entered into factoring agreements with financial institutions to sell certain of our accounts receivables under non-recourse agreement. The Company expects to meet all its debt obligations in a timely manner. As per an amended and restated senior facilities agreement, testing of covenants were waived for the calendar year 2020. Under the new senior debt facilities, covenant testing will be carried out from the quarter ended March 2021.

During the year, the Company had entered into an amended and restated senior facilities agreement which provides us deferment of principal repayments scheduled between May 2020 and January 2021. Under the conditions laid down in the aforementioned Agreement, the November 2020 principal repayment of $4.2 million that was earlier deferred, became due and was duly paid. The Company also raised capital by issuing fresh equity shares on a private placement basis to entities affiliated to Capital Square Partners, the principal shareholder of the Company. Additionally, we continue to limit discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic. In February 2021, the Company repaid the amounts due under the amended and restated senior facilities and entered into a new debt facility.

Cash and cash equivalents

As at December 31, 2020, cash, cash equivalents and restricted cash held by the Company and all its foreign subsidiaries increased by $17,933 to $50,559 as compared to $32,626 as at December 31, 2019. The restricted cash balance as at December 31, 2020 stood at $6,052 as compared to $12,162 as at December 31, 2019. The restricted cash pertains to debt service reserve account (DSRA) that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the years ended December 31, 2020 and 2019 we reported net cash flows generated from operating activities of $66,053 and $27,971 respectively. The $38,082 increase in net cash flows from operating activities was due to a net increase of $29,667 in cash flows from assets and liabilities, a $28,778 increase in non-cash reconciling items such as goodwill impairment, deferred tax expense, depreciation and amortization and warrant contra revenue, and a decrease of $(20,363) in net income. The increase in cash flows from assets and liabilities was driven primarily by sale of certain accounts receivables under a non-recourse factoring arrangement.

Cash flows used in investing activities

For the years ended December 31, 2020, and 2019 we reported net cash used in investing activities of $17,019 and $14,256 respectively. Net cash used in investing activities for both the periods primarily consisted of capital expenditures.

Cash flows used in financing activities

For the years ended December 31, 2020 and 2019 we reported net cash flows used in financing activities of $31,207 and $5,362, respectively. During the year ended December 31, 2020 our net borrowings decreased by $40,233 mainly due to full repayment of asset-backed line of credit facility in the USA from the proceeds of the non- recourse factoring arrangement and repayment of senior term loan. The Company collected $9,026 from the issuance of common stock out of which $7,500 was from the issue of common stock to an affiliate of Capital Square Partners, the principal shareholder of the Company.

Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launches or service offerings could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors". To limit our credit risk, management from time to time will perform credit evaluations of our clients. Management does not believe substantial credit risk existed as of December 31, 2020.

To meet short term cash needs, we borrow cash from our working capital facilities. These borrowings are typically outstanding for a short period of time before they are repaid. However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business. While we have been successful in bringing our debt levels (net of cash and cash equivalents) down by considerable amount over the past few quarters, our debt balance at the end of any given period is not necessarily indicative of the debt balance at any other time during that period.

Contractual Obligations

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

Apart from certain non-recourse receivables factoring as mentioned in the Note 9. "Debt" to our notes to consolidated financial statements included in Item 8, we have no other material off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations

Debt instruments and related covenants

For more information, refer to Note 9, "Debt," to our notes to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

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

Please refer to Note 2, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 for a complete description of our critical accounting policies and estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek is qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StarTek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) for years ended December 31, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Startek, Inc.
Greenwood Village, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Startek, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income/ (loss), changes in equity, and cash flows for the year ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Goodwill Recoverability

As described in Note 3 to the Company’s consolidated financial statements, goodwill totaled $183,397 thousands as of December 31, 2020.  The Company performs an annual assessment of the recoverability of its goodwill during the fourth quarter, and also performs an assessment on an interim basis when events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Based on the results of the impairment testing the Company recorded impairment charges for India, South Africa, Argentina and Australia reporting units.

We identified the assessment of the recoverability of goodwill as a critical audit matter. The determination of the fair value of the reporting units requires management to estimate significant assumptions including future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows. Auditing management’s significant assumptions used in the assessment of the recoverability of goodwill involved especially challenging and subjective auditor judgment due to the Company’s operating performance during 2020 which has been negatively impacted by macroeconomic factors arising from the COVID-19.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of controls related to management’s forecasting process, including the assessment of historical information utilized, future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows.

●

Evaluating the reasonableness of management’s assumptions used to develop cash flow forecasts by comparing them to prior period forecasts, historical operating performance, internal and external communications made by the Company and forecasted information included in industry reports.

●

Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the reasonableness of the discount rate and terminal growth rate used in the income approach, and (ii) evaluating the market capitalization reconciliation.

Revenue Recognition

As described in Note 4 to the Company’s consolidated financial statements, certain of the Company’s revenue contracts include terms to earn bonuses or include parameters under which the Company will incur penalties related to performance in any given month. Bonuses and penalties are calculated based on formulas included in these revenue contracts. The Company estimates the amount of the bonus or penalty using the “most likely amount” method.

We identified the assessment of management’s measurement of unbilled revenue at the reporting period end as a critical audit matter because: (i) the Company’s revenue contracts have discounts and penalty provisions and customer acceptance clauses, and (ii) an identified material weakness in the Company’s internal controls over revenue recognition. Auditing these elements involved especially challenging auditor judgment in evaluating the appropriateness of the Company’s revenue recognition and an increased level of audit effort.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating management’s accounting policies and practices including the reasonableness of management’s judgments and assumptions relating to the Company’s revenue recognition including evaluation of revenue contract terms.

●	Testing a sample of revenue contracts and underlying order documents to evaluate appropriateness of management’s revenue recognition including assessment of revenue contract terms.

/s/ BDO India LLP

We have served as the Company's auditor since 2019.

Mumbai, India

March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Startek, Inc.
Greenwood Village, Colorado

Opinion on Internal Control over Financial Reporting

We have audited Startek, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income/(loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as “the financial statements”) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain controls over revenue recognition and the corresponding unbilled revenue asset in certain reporting units has been identified and disclosed in the management’s assessment. This material weakness was considered in determining the nature, timing and extent of audit procedures applied to our audit of the 2020 financial statements, and this report does not affect our report dated March 16, 2021 on those financial statements.

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

/s/ BDO India LLP

Mumbai, India

March 16, 2021

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Year Ended December
	2020	2019

Revenue	641,844	659,205
Warrant contra revenue	(1,622)	(1,295)
Net revenue	640,222	657,910
Cost of services	(550,601)	(547,014)
Gross profit	89,621	110,896

Selling, general and administrative expenses	(62,116)	(91,363)
Impairment losses and restructuring/exit cost	(37,799)	(9,827)
Acquisition related cost	-	11
Operating income (loss)	(10,294)	9,717

Share of loss of equity accounted investees	(31)	(226)
Interest expense, net	(13,376)	(15,824)
Exchange gain / (loss), net	(2,183)	(2,157)
Loss before income taxes	(25,884)	(8,490)
Tax expense	(7,760)	(4,791)
Net loss	(33,644)	(13,281)

Net income (loss)
Net income attributable to noncontrolling interests	5,341	1,737
Net loss attributable to Startek shareholders	(38,985)	(15,018)
	(33,644)	(13,281)

Net loss per common share:
Basic net loss attributable to Startek shareholders	(0.99)	(0.39)
Diluted net loss attributable to Startek shareholders	(0.99)	(0.39)

Weighted average common shares outstanding:
Basic	39,442	38,132
Diluted	39,442	38,132

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December
	2020	2019
Net loss	(33,644)	(13,281)
Net income attributable to noncontrolling interests	5,341	1,737
Net loss attributable to Startek shareholders	(38,985)	(15,018)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	39	(579)
Change in fair value of derivative instruments	(483)	490
Pension amortization	(2,294)	(740)
Comprehensive loss	(2,738)	(829)

Other comprehensive income (loss), net of taxes
Other comprehensive loss attributable to noncontrolling interest	(1,474)	(354)
Other comprehensive loss attributable to Startek shareholders	(1,264)	(475)
	(2,738)	(829)

Comprehensive income (loss)
Comprehensive income attributable to noncontrolling interests	3,867	1,383
Comprehensive loss attributable to Startek shareholders	(40,249)	(15,493)
	(36,382)	(14,110)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	44,507	20,464
Restricted cash	6,052	12,162
Trade accounts receivables, net	83,560	108,479
Unbilled revenue	49,779	41,449
Prepaid and other current assets	14,542	12,008
Total current assets	198,440	194,562

Non-current assets
Property, plant and equipment, net	34,225	37,507
Operating lease right-of-use assets	69,376	73,692
Intangible assets, net	100,440	110,807
Goodwill	183,397	219,341
Investment in equity accounted investees	111	553
Deferred tax assets, net	5,294	5,251
Prepaid expenses and other non-current assets	13,370	16,370
Total non-current assets	406,213	463,521
Total assets	604,653	658,083

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	20,074	25,449
Accrued expenses	57,118	45,439
Short term debt	15,505	26,491
Current maturity of long term debt	2,180	18,233
Current maturity of operating lease liabilities	19,327	19,677
Other current liabilities	39,987	37,159
Total current liabilities	154,191	172,448

Non-current liabilities
Long term debt	118,315	130,144
Operating lease liabilities	52,052	54,341
Other non-current liabilities	15,498	11,140
Deferred tax liabilities, net	17,715	18,226
Total non-current liabilities	203,580	213,851
Total liabilities	357,771	386,299

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,453,462 and 38,525,636 shares issued and outstanding at December 31, 2020 and December 31, 2019	405	385
Additional paid-in capital	288,700	276,827
Accumulated deficit	(85,543)	(46,145)
Accumulated other comprehensive loss	(7,286)	(6,022)
Equity attributable to Startek shareholders	196,276	225,045
Noncontrolling interest	50,606	46,739
Total stockholders’ equity	246,882	271,784
Total liabilities and stockholders’ equity	604,653	658,083

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	(33,644)	(13,281)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,201	29,723
Impairment of goodwill	35,944	7,146
Loss on sale of property, plant and equipment	167	-
Provision for doubtful accounts	2,662	1,640
Amortisation of debt issuance cost	1,454	1,414
Warrant contra revenue	1,622	1,295
Share-based compensation expense	832	1,516
Deferred income taxes	(276)	(1,101)
Share of loss of equity accounted investees	31	226

Changes in operating assets and liabilities
Trade accounts receivables, net	19,971	(4,492)
Prepaid and other assets	(11,376)	4,199
Trade accounts payables	(4,635)	(734)
Income taxes, net	2,668	(542)
Accrued expenses and other liabilities	22,432	962
Net cash generated from operating activities	66,053	27,971

Investing activities
Purchase of property, plant and equipment	(17,414)	(15,564)
Proceeds from equity accounted investees	395	1,308
Net cash used in investing activities	(17,019)	(14,256)

Financing activities
Proceeds from issuance of common stock	9,026	6,710
Payments on long term debt	(8,400)	(9,800)
Payments on line of credit, net	(24,529)	(6,623)
(Payments on) / proceeds from other borrowings, net	(7,304)	4,351
Net cash used in from financing activities	(31,207)	(5,362)

Net increase in cash and cash equivalents	17,827	8,353
Effect of exchange rate changes on cash and cash equivalents and restricted cash	106	(296)
Cash and cash equivalents and restricted cash at the beginning of period	32,626	24,569
Cash and cash equivalents and restricted cash at the end of period	50,559	32,626

Components of cash and cash equivalents and restricted cash
Balances with banks	44,507	20,464
Restricted cash	6,052	12,162
Total cash and cash equivalents and restricted cash	50,559	32,626

Supplemental disclosure of Cash Flow Information
Cash paid for interest and other finance cost	13,080	15,329
Cash paid for income taxes	4,795	6,379
Government grants/subsidy received	2,689	-
Non cash warrant contra revenue	1,622	1,295
Non cash share-based compensation expenses	832	1,516

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(in thousands, except share data)

	Common stock				Other items of OCI
	Shares	Amount	Additional paid in capital	Accumulated earnings (deficit)	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Total	Non controlling interest	Total equity

Balance at December 31, 2018	37,446,323	374	267,317	(31,127)	(3,989)	(15)	(1,543)	231,017	45,356	276,373
Issuance of common stock	1,079,313	11	6,699	-	-	-	-	6,710	-	6,710
Share-based compensation expenses	-	-	1,516	-	-	-	-	1,516	-	1,516
Warrant expenses	-	-	1,295	-	-	-	-	1,295	-	1,295
Net income (loss)	-	-	-	(15,018)	-	-	-	(15,018)	1,737	(13,281)
Other comprehensive loss for the period	-	-	-	-	(579)	490	(386)	(475)	(354)	(829)
Balance at December 31, 2019	38,525,636	385	276,827	(46,145)	(4,568)	475	(1,929)	225,045	46,739	271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	1,927,826	20	9,006	-	-	-	-	9,026	-	9,026
Share-based compensation expenses	-	-	832	-	-	-	-	832	-	832
Warrant contra expenses	-	-	1,622	-	-	-	-	1,622	-	1,622
Net income (loss)	-	-	-	(38,985)	-	-	-	(38,985)	5,341	(33,644)
Other comprehensive loss for the period	-	-	-	-	39	(483)	(820)	(1,264)	(1,474)	(2,738)
Balance at December 31, 2020	40,453,462	405	288,700	(85,543)	(4,529)	(8)	(2,749)	196,276	50,606	246,882

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touch points and channels. Startek has more than 42,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 220 clients across a range of industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

The Company offers a repository of digital and omnichannel solutions based on decades of experience in driving growth by putting the customer at the center of our business. Because no one solution fits all, we have crafted solution delivery to suit a variety of industries. Startek has delivery campuses across India, United States, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru and Sri Lanka.

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

These financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation.

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interests" in our Consolidated Statements of Income (loss).

The figures for the corresponding previous year have been regrouped/reclassified wherever necessary, to make them comparable.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, valuation allowances for deferred tax assets, leases, provision for doubtful debts and restructuring costs. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

Revenue

The Company utilizes a five-step process given in ASC 606, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provides additional guidance on accounting for contract acquisition and fulfillment costs. Refer Note 4 on "Revenue from Contracts with Customers" for further information.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is estimated for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. The allowance for doubtful accounts was $4,082 and $1,847, as of December 31, 2020 and 2019, respectively, netted off against trade accounts receivables.

Leases

On January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases, (Topic 842) with the transition approach.

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, current maturity of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property plant and equipment, long-term debt, accrued expenses and other current liabilities in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the balance lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of initial application on determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term for operating leases.

The Company elected the practical expedient permitted under the transition guidance under Topic 842, which among other matters, allowed the Company (i) not to apply the recognition requirements to short-term leases (leases with a lease term of 12 months or less), (ii) not to reassess whether any expired or existing contracts are or contain leases, (iii) not to reassess the lease classification for any expired or existing leases, and (iv) not to reassess initial direct costs for any existing leases. Refer Note 16, "Leases" for additional information.

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

During the year, due to COVID-19 pandemic we have received partial relief from few landlords in terms of rent discounts for certain periods and deferments of rent for a few facilities. Rent discounts and deferments of rent have been accounted for without lease modification using the practical expedient provided by the FASB.

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

Estimated Useful Life
Buildings and building improvements	10-30 years
Telephone and computer equipment	3-5 years
Furniture, fixtures, and miscellaneous equipment	5-7 years
Software	3-6 years

We depreciate leasehold improvements associated with operating leases over the shorter of 7 years or remaining life of the lease. Amortization expense related to assets recorded under capital leases is included in depreciation and amortization expense.

Impairment of Long-Lived Assets

The Company evaluates potential impairments of long-lived assets when it determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment, we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer Note 3, "Goodwill and Intangible Assets" and Note 6, "Impairment Losses and Restructuring/Exit cost" for information and related disclosures.

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful Life
Customer relationship	8 - 13.5 years
Brand	13.5 years
Trademarks	15 years
Developed technology	5 years

We perform a review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Refer Note 3, "Goodwill and Intangible Assets" for information and related disclosures.

Fair Value Measurements

The carrying value of our cash and cash equivalents, accounts receivables, notes receivables, accounts payables, and restructuring liabilities approximate fair value because of their short-term nature. Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

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

Investment in equity accounted investee

Investment in equity accounted investee is an entity over which the Company has significant influence and which is neither a subsidiary nor a joint arrangement. Significant influence is the power to participate in financial and operating policy decisions of the investee but is not control or joint control over those policies.

Investment in equity accounted investee are accounted for using equity method of accounting. Under the equity method, the investment in equity accounted investee is initially recognized at cost and adjusted thereafter for the post acquisition changes in the Company’s share of net assets of the equity accounted investee. Goodwill relating to investment in equity accounted investee, if any, is included in the carrying amount of the investment and is neither amortized nor individually tested for impairment.

The consolidated statement of income reflects the Company’s share of the results of operations of the equity accounted investee. When there has been a change recognized directly in the equity of the equity accounted investee, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity accounted investment are eliminated to the extent of the interest in the equity accounted investee. The Company’s share of profit/loss of equity accounted investee is shown on the face of the Consolidated statement of income/(loss).

The financial statements of the equity accounted investee are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity accounted investee is impaired, if there has been an other than temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the ‘share of profit/(loss) of equity accounted investee in the Consolidated statement of income (loss).

The Company has individually immaterial investments in equity accounted investee in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd and 16.67% interest in Services Queensland Partnership in Australia. The Company's share of profit/loss of equity accounted investee, is accounted under the “equity method” as per which the share of profit of equity accounted investee has been added to the cost of investment.

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

Derivative Instruments and Hedging Activities

Our derivative instruments consist of foreign currency forward and option contracts and are recorded as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income (loss).  Changes in a derivative fair value are recognized currently in the statements of operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future intercompany obligations. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be reclassified to operations as the forecasted intercompany obligations are incurred, typically within one year. The Company has terminated all derivative contracts during the year, hence balance as on December 31, 2020 is nil.

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

Based on all available evidence, in particular our historical cumulative losses and recent operating losses, we recorded a valuation allowance against our net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2020 was $31.9 million. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. We had U.S. gross federal net operating losses carry forwards of approximately $75.7 million and $77 million as at December 31, 2020 and as at December 31, 2019 respectively, and gross state net operating loss carry forwards of approximately $42.6 million and $48 million as at December 31, 2020 and as at December 31, 2019 respectively, which may be available to offset federal and state income tax liabilities, respectively, in the future.

For more information, refer to Note 11, “Income Taxes” to our Consolidated Financial Statements, included in Item 8, “Financial Statements and Supplementary Financial Data.”

Employee benefits

Contributions to defined contribution plans are charged to Consolidated statements of income (loss) in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

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

FASB also removed the previous guidance that prohibit recognition of a deferred tax asset for a step up in tax basis “except to the extent that the newly deductible goodwill amount exceeds the remaining balance of book goodwill.” Instead, the amended guidance contains a model under which an entity can consider a list of factors in determining whether the step-up in tax basis is related to the business combination that caused the initial recognition of goodwill or to a separate transaction. The Company does not have a step up in tax basis for goodwill.

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

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendment makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other post retirement benefit plans. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new ones that the FASB considers pertinent. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020. The Company has evaluated the impact of this ASU and found that to be immaterial.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is still in the process of assessing the optional adoption of this ASU.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units:	December 31, 2020	December 31, 2019
Americas	64,315	64,315
India	12,554	31,000
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
South Africa	-	5,910
Argentina	-	4,991
Australia	4,145	10,742
Ending balance, December 31, 2020 and 2019	$183,397	$219,341

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The Goodwill was allocated to the reporting units using a relative fair value allocation approach. We performed a quantitative assessment to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value.

The key assumptions used in performing the impairment test, by each reporting unit, were as follows:

	Reporting Units - As at December 31, 2020
	Americas	India	Malaysia	Saudi Arabia	South Africa	Argentina	Australia
Discount rate	6.4%	13.0%	10.6%	9.5%	19.9%	34.2%	6.8%
Perpetual growth rate	1.0%	2.2%	1.0%	1.0%	2.0%	0.2%	0.5%

	Reporting Units - As at December 31, 2019
	Americas	India	Malaysia	Saudi Arabia	South Africa	Argentina	Australia
Discount rate	5.7%	13.2%	10.2%	8.8%	17.3%	34.0%	7.0%
Perpetual growth rate	1.0%	2.2%	1.0%	1.0%	2.0%	0.2%	0.5%

The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins and cash flows for a period of five years and applied a perpetual long-term growth rate using discounted cash flows (DCF) method. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. In arriving at its forecasts, the Company considered past experience, economic trends and inflation as well as industry and market trends including the outbreak of COVID-19. The projections also took into account factors such as the expected impact from new client wins and expansion from existing clients businesses and efficiency initiatives, and the maturity of the markets in which each business operates

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the global economic disruption and uncertainty due to the novel coronavirus ("COVID-19") pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. As quoted market prices are not available for these reporting units, the calculations of their estimated fair values were based on a discounted cash flow model (income approach).

The results of these interim impairment tests indicated that the estimated fair value of the India, South Africa and Australia reporting unit was less than its carrying value. Consequently, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting unit respectively due to decline in forecasted business outlook.

As of December 31, 2020, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in further impairment charge of  $4,991 in Argentina owing primarily to the devaluation of the local currency, $4,041 in Australia, $2,626 in India and $1,578 in South Africa reporting units due to decline in forecasted business outlook. As of December 31, 2019, annual impairment testing resulted in impairment charge of $3,796 in Argentina and $3,350 in South Africa.

	December 31, 2020	December 31, 2019
Opening balance	219,341	225,450
Measurement period adjustments	-	1,037
Impairment	(35,944)	(7,146)
Closing balance	$183,397	219,341

Intangible assets

The following table presents our intangible assets as of December 31, 2020 and 2019:

	As of December 31, 2020
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$66,220	$16,289	$49,931	6.5
Brand	49,500	11,408	38,092	7.1
Trademarks	13,210	2,155	11,055	7.5
Other intangibles	2,130	768	1,362	4.9
	$131,060	$30,620	$100,440	-

	As of December 31, 2019
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$66,220	$10,681	$55,539	6.6
Brand	49,500	7,733	41,767	7.1
Trademarks	13,210	1,275	11,935	7.5
Other intangibles	2,130	564	1,566	4.9
	$131,060	$20,253	$110,807

During the first quarter of 2020, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the all intangible assets. Based on the results of our analyses, the projected undiscounted net cash flows associated with the intangible assets exceeded the carrying values.

As of December 31, 2020, based on the quantitative assessment, we concluded there is no impairment of the Company's intangible assets.

Expected future amortization of intangible assets as of December 31, 2020 is as follows:

Year ending December 31,	Amount
2021	10,350
2022	10,350
2023	10,306
2024	10,252
2025	10,252
Thereafter	48,930

Amortization expense of intangible assets was $10,367 and $10,497 for the years ended  December 31, 2020 and 2019 respectively.

4.	REVENUE

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

Practical expedients and exemptions

Because the Company’s contracts are essentially month-to-month, we have elected the following practical expedients:

• ASC 606-10-50-14 exempts companies from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

• ASC 340-40-25-4 allows companies to to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

• ASC 606-10-32-2A allows an entity to make an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes).

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

Disaggregated Revenue

Revenues by our clients' industry vertical for the years ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
Vertical:	2020	2019
Telecom	216,050	252,217
E-commerce & Consumer	98,975	106,907
Media & Cable	98,389	92,846
Healthcare & Education	64,095	45,578
Travel & Hospitality	57,982	69,154
Financial & Business Services	52,207	50,837
Technology, IT & Related Services	19,111	13,812
All other segments	35,035	27,854
Gross Revenue	641,844	659,205
Less: Warrant contra revenue	(1,622)	(1,295)
Net Revenue	640,222	657,910

5.	NET LOSS PER SHARE

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

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation" for more information).

For the years ended December 31, 2020 and 2019 the following number of shares were used in the computation of basic / diluted earnings per share calculation (in thousands):

	Year Ended December 31,
	2020	2019
Shares used in basic earnings per share calculation:	39,442	38,132
Effect of dilutive securities:
Stock options	-	-
Restricted stock/Deferred stock units	-	-
Total effects of dilutive securities	-	-
Shares used in dilutive earnings per share calculation:	39,442	38,132

For the years ended December 31, 2020 and 2019 the following shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2020	2019
Anti-dilutive securities:
Stock options	2,396	2,629

	2,396	2,629

6.	IMPAIRMENT LOSSES AND RESTRUCTURING/EXIT COST

Impairment loss

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic and performed interim impairment testing on the goodwill balances of its reporting units. Accordingly, a goodwill impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting unit respectively due to decline in forecasted business outlook.

As of December 31, 2020, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in further impairment charge of  $4,991 in Argentina owing primarily to the devaluation of the local currency, $4,041 in Australia, $2,626 in India and $1,578 in South Africa reporting units due to decline in forecasted business outlook.

Restructuring/Exit cost

The table below summarizes the balance of accrued restructuring and other merger related cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the years 2020 and 2019:

	Year ended December 31, 2020
	Employee related	Facilities related	Total
Balance at December 31, 2019	1,326	514	1,840
Accruals/(reversals)	1,499	356	1,855
Payments	(2,825)	(845)	(3,670)
Balance at December 31, 2020	-	$25	$25

	Year ended December 31, 2019
	Employee related	Facilities related	Total
Balance at December 31, 2018	760	2,268	3,028
Accruals/(reversals)	2,751	(70)	2,681
Payments	(2,185)	(1,684)	(3,869)
Balance at December 31, 2019	1,326	$514	$1,840

Employee related

In 2020, under a Company-wide restructuring plan, we eliminated a number of positions which were considered redundant coupled with change in key management personnel. We recognized provision for employee related costs across a number of geographies and due payments have been made.

Facilities related

In 2018, we terminated various leases in the United States and the Philippines due to closedown of the facilities. We recognized provision for the remaining costs associated with the leases. We expect to pay the remaining costs of $25 by the end of the first quarter of 2021.

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

The Company has terminated all derivative contracts early in April, 2020 due to a change in counterparty relationship, hence balance as on December 31, 2020 is nil.

The following table shows the notional amount of our foreign exchange cash flow hedging instruments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Local Currency Notional Amount	U.S. Dollar Notional Amount	Local Currency Notional Amount	U.S. Dollar Notional Amount
Philippine Peso	-	-	769,000	14,361
Canadian Dollar	-	-	1,400	1,047
		$-		$15,408

Derivative assets and liabilities associated with our hedging activities are measured at gross fair value as described in Note 8, "Fair Value Measurements," and are included in prepaid expense and other current assets and other current liabilities in our consolidated balance sheets, respectively.

The following table shows the effect of our derivative instruments designated as cash flow hedges for years ended December 31, 2020 and 2019:

	Gain (Loss) Recognized in AOCI, net of tax		Gain/ (Loss) Reclassified from AOCI into Income
	Year ended December 31,		Year ended December 31,
	2020	2019	2020	2019
Cash flow hedges:
Foreign exchange contracts	$(532)	$923	$49	$433

Non-designated hedges

We had entered into foreign currency range forward contracts and interest swap contract as required by our lenders. These hedges were not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally did not exceed 3 years in duration.

Unrealized gains and losses and changes in fair value of these derivatives were recognized as incurred in Exchange gains (losses), net in the Consolidated Statements of Comprehensive Income (Loss). The following table presents these amounts for the years ended December 31, 2020 and 2019:

	Year ended December 31,
Derivatives not designated under ASC 815	2020	2019
Foreign currency forward contracts	-	201
Interest rate swap	-	(616)

The Company has terminated all derivative (non-designated hedge) contracts in November, 2020 and realized and accounted gain and loss on settlement of contracts in Consolidated Statement of Income (Loss).

8.	FAIR VALUE MEASUREMENTS

Derivative Instruments

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such the derivatives are classified as Level 2 in the fair value hierarchy.

The following tables set forth our assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. These balances are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on our balance sheet.

As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	-	-	-	-
Total fair value of assets measured on a recurring basis	$-	$-	$-	$-

Liabilities:
Interest rate swap	-	-	-	-
Foreign exchange contracts	-	-	-	-
Total fair value of liabilities measured on a recurring basis	$-	$-	$-	$-

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	-	1,823	-	1,823
Total fair value of assets measured on a recurring basis	$-	$1,823	$-	$1,823

Liabilities:
Interest rate swap		544		544
Foreign exchange contracts		22		22
Total fair value of liabilities measured on a recurring basis	$-	$566	$-	$566

9.	DEBT

The below table presents details of the Company's debt:

	December 31, 2020	December 31, 2019
Short term debt
Working capital facilities	15,506	23,179
Loan from related parties	-	3,312
Current portion of long term debt
Current maturity of term loan	-	16,800
Current maturity of equipment loan	1,664	801
Current maturity of finance lease obligations	516	632
Total	$17,686	$44,724

Long term debt
Term loan, net of debt issuance costs	114,930	105,075
Equipment loan	2,955	619
Secured revolving credit facility	-	23,097
Finance lease obligations	430	1,353
Total	$118,315	$130,144

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $15.5 million as of December 31, 2020.

Loan from related parties

On August 26, 2019, the Company entered into a Loan Agreement with Tribus Capital Limited, as lender (“Tribus”), pursuant to which Tribus made a single-draw unsecured term loan to the Company in the aggregate amount of $1.5 million. The Company paid interest on such loan at the rate of 8.5% per annum. All principal and interest on the loan was paid on April 21, 2020. The amounts outstanding as at December 31, 2020 is nil.

On November 20, 2019, the Company entered into a Loan Agreement with Bluemoss Ergon Limited, as lender (“Bluemoss”), pursuant to which Bluemoss made a single-draw unsecured term loan to the Company in the aggregate amount of $1.75 million. The Company paid interest on such loan at the rate of 8.5% per annum. All principal and interest on the loan was paid on April 22, 2020. The amounts outstanding as at December 31, 2020 is nil.

Term loan

On October 27, 2017, the Company entered into a Senior Term Agreement ("Term loan") to provide funding for the acquisition of ESM Holdings Limited and its subsidiaries in the amount of $140 million for a five year term. The Term loan was fully funded on November 22, 2017 and is to be repaid based on a quarterly repayment schedule beginning six months after the first utilization date.

On July 9, 2020, the Company entered into an Amended and Restated Facility Agreement to amend some of the terms of the Term Loan subject to certain conditions. Amongst the key terms amended include deferment of principal repayment for the amounts due between May 2020 and Jan 2021. Testing of covenants were also waived for the calendar year 2020. Under the conditions laid down in the aforementioned Agreement, the November 2020 principal repayment of $4.2 million become due and was duly paid.

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In connection with the Term loan, the Company incurred issuance costs of $7.3 million which are net against the Term loan on the balance sheet. Unamortized debt issuance costs as of December 31, 2020 amount to $2.7 million. The Company agreed to pay a one time consent fees to the lender consortium towards the Amendment Agreement entered into on July 9, 2020. The consent fee would be $0.9 million and will be payable no later than June 30, 2021.

On  February 18, 2021, the Company has successfully completed a debt refinancing with a newly secured $185 million senior debt facility, comprising a $165 million term loan and a $20 million revolving credit facility. Borrowings under the new senior debt will bear a tiered interest rate, which is based on the Company’s consolidated net leverage ratio and is initially set at LIBOR plus 450 basis points. The term loan facility amortizes 2.5% on the date that is 21, and 24 months from closing, 3.75% on the date that is 27, 30, 33 and 36 months from closing, 5.0% on the date that is 39, 42, 45, 48 and 51 months from closing, 10% on the date that is 54 months from closing and 15% on the date that is 57 months from closing. The loan is subject to certain standardized financial covenants. ING Bank N.V. and DBS Bank Ltd. served as underwriters for the new senior debt facility and were the lead lenders of the previous senior debt facility, which is now repaid in full. Under the new senior debt facilities, covenant testing will be carried out from the quarter ended March 2021.

On February 22, 2021, the Company used proceeds from the above facilities agreement to prepay and terminate the existing credit facility made available to it under that certain Amended and Restated Senior Term and Revolving Facilities Agreement, dated October 27, 2017.

Secured revolving credit facility

The Company had a secured revolving credit facility in Startek USA. Under this agreement, we may borrow the lesser of the borrowing base calculation and $40 million. As long as no default has occurred and with lender consent, we may increase the maximum availability to $60 million in $5 million increments, and we may request letters of credit in an amount equal to the aggregate revolving credit commitments. The borrowing base is generally defined as 90% of our eligible accounts receivable less certain reserves. This facility was closed in April 2020 and the amounts outstanding as of December 31, 2020 is nil.

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the cash proceeds are received by the Company. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was $27.8 million for year ended December 31, 2020.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets in the amount of $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019. The amounts outstanding as at December 31, 2020 is $0.62 million.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance purchase of equipment in the amount of $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. Amortization of the equipment loan starts from a date falling in April 2021 i.e. 4 months from the first utilization of the loan.

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

The third tranche of 212,953 Warrant Shares vested on February 29, 2020. The amount of contra revenue attributed to these Warrant Shares is $278 after adjusting the impact of $413 towards adoption of ASU 2019-08 on January 01, 2020 and $565 towards accrual till December 31, 2019, respectively using initial grant-date fair value.

The fourth tranche of 213,162 Warrant Shares vested on December 31, 2020. The amount of contra revenue attributed to these Warrant Shares is $1,257 using initial grant-date fair value.

As per ASC 606, the Company has accrued $ 87 till December 31, 2020 using initial grant-date fair value.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the year ended December 31, 2020 and 2019 was $832 and $1,516, and is included in selling, general and administrative expense. As of December 31, 2020, there was $1,616 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.41 years.

On July 1 2020, the Company entered into an Employment Agreement with Mr. Aparup Sengupta who is designated as Executive Chairman and Global CEO. On the basis of the Employment Agreement, during the year the Company has issued and paid $600 in form of fully vested equity shares and also accrued other compensation cost of approximately $600 as of December 31, 2020.

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. At our annual meeting of stockholders in June 2016, May 2019, and May 2020 the board of directors and stockholders authorized another 250,000, 300,000, and 200,000 shares of common stock for issuance respectively, under the Amended and Restated Plan. Additional 225,000 shares were authorized by board and majority shareholders in September 2020, under the Amended and Restated Plan. As of December 31, 2020, there were 99,601 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards. The terms of the awards granted under the Plan will expire no later than ten years from the grant date. The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

At the beginning of each quarter, members of the board of directors, at their option, may elect to receive as compensation (1) stock options to purchase shares of common stock with a fair value equivalent of $22,500 (calculated using the Black-Scholes pricing model), (2) shares of common stock with a grant date fair value of $22,500, (3) deferred stock units with a fair value equivalent of $22,500 (calculated using the Black-Scholes pricing model), with ownership of the common stock vesting immediately or over a period determined by the Committee and stated in the award or (4) any combination of options and common stock. Upon the date of grant, the members of the board of directors are immediately vested in the stock options or common stock.

Stock options

A summary of stock option activity under the Plan is as follows:

	Year ended December 31, 2020
	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of December 31, 2019	2,628,665	5.55
Granted	714,570	5.48
Exercised	(267,158)	3.97
Forfeited	(676,500)	6.70
Expired	(3,914)	5.70
Outstanding as of December 31, 2020	2,395,663	5.38	5.29
Vested and exercisable as of December 31, 2020	1,937,329	5.31	4.26

	Year ended December 31, 2019
	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of December 31, 2018	2,868,947	5.35
Granted	118,266	7.23
Exercised	(318,548)	4.15
Forfeited	(40,000)	7.18
Outstanding as of December 31, 2019	2,628,665	5.55	5.11
Vested and exercisable as of December 31, 2019	2,288,000	5.36	4.60

The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $3.43 and $4.57, respectively. The total fair value of shares vested was $821 and $1,560 during the years ended December 31, 2020 and 2019, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	January 01, 2020 to December 31, 2020	January 01, 2019 to December 31, 2019
Risk-free interest rate	0.62% - 1.88%	1.65% - 2.66%
Dividend yield	-	-
Expected volatility	48.22% - 54.85%	48.66% - 56.91%
Expected life in years	10	10

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted.  Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Employee Stock Purchase Plan

In connection with the Aegis Transactions, the Company maintained Startek's employee stock purchase plan ("ESPP"). Under the terms of our ESPP, eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. A total of 400,000 shares were authorized under the original ESPP Plan; an Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in June 2016 and May 2019, which authorized an additional 100,000 and 150,000 shares of common stock for issuance. As of December 31, 2020, 102,402 shares were available for issuance.

During years ended December 31, 2020 and 2019, 34,426 shares and 34,027 shares were purchased under this plan at an average price of $3.49 and $6.08, respectively. Total expense recognized related to the ESPP during 2020 and 2019, was $48 and $50, respectively. The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	January 01, 2020 to December 31, 2020	January 01, 2019 to December 31, 2019
Risk-free interest rate	0.09% - 0.16%	1.54% - 2.49%
Dividend yield	-	-
Expected volatility	50.27% - 146.04%	36.73% - 53.11%
Expected life in years	3 months	3 months

The weighted average grant date fair value of these shares was $1.39 and $1.46 per share during year ended December 31, 2020 and 2019, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date. Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%. Company matching contributions to the 401(k) plan totaled $403 and $502 during years ended December 31, 2020 and 2019,  respectively.

Philippines Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary.

All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. Remeasurement changes are reflected in Accumulated Other Comprehensive Income (AOCI). As of December 31, 2019, the Pension Plan was unfunded. As of December 31, 2020, the defined benefit obligation of $159 was included in other long term liabilities in the Consolidated Balance Sheets.

Gratuity and other post-employment benefit plans

The Company has classified various employee benefits as under:

a) Defined contribution plans

Contributions to defined contribution plans are charged to the consolidated statement of income (loss) in the period in which services are rendered by the covered employees. The Company contributed the following amounts to defined contribution plans in various jurisdictions for given period:

Particulars	Year ended December 31, 2020	Year ended December 31, 2019
Contribution to defined contribution plans	14,740	14,230

b) Defined benefit plans

Gratuity Plan (Unfunded)

In accordance with applicable local laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees in India and Saudi. The Gratuity Plan provides a lump-sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The following table sets forth amounts of obligation recognised in financial statements based on actuarial valuations carried out as of December 31, 2020 and 2019:

Particulars	December 31, 2020	December 31, 2019
(a) Liability recognized in consolidated balance sheet
Liability at the end of the year	18,888	13,888

(b) Current/Non current liability
Current liability	5,871	4,123
Non current liability	13,017	9,765

c) Compensated absences

The Company’s liability for compensated absences is determined based upon local laws/company policy. The Company establishes the liability based upon the employee’s last salary.

11.	INCOME TAXES

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year ended December 31, 2020	Year ended December 31, 2019
U.S.	(4,737)	(6,012)
Foreign	(21,147)	(2,478)
Total	(25,884)	(8,490)

Significant components of the provision for income taxes from continuing operations were:

	Year ended December 31, 2020	Year ended December 31, 2019
Current :
Federal	30	-
State	98	31
Foreign	7,908	5,861
Total Current (benefit) expense	8,036	5,892

Deferred :
Federal	140	-
State	13	-
Foreign	(429)	(1,101)
Total Deferred (benefit) expense	(276)	(1,101)

Total Income Tax Expense	7,760	4,791

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2020	As of December 31, 2019
Long-term deferred tax assets (liabilities):
Property, plant and equipment	(3,374)	(3,894)
Prepaid expenses	(176)	(7)
Accrued stock compensation and other employee benefits	4,147	3,055
Accrued restructuring costs and other expenses	2,829	3,806
Tax credit carryforwards	5,234	5,251
Net operating losses carried forward	30,887	18,330
Undistributed earnings	(3,691)	(2,282)
Intangibles and goodwill	(17,688)	(18,804)
Translation adjustments and withholdings taxes	1,311	(1,637)
Other	(25)	(955)
Net long-term deferred tax assets	19,454	2,863
Valuation allowance	(31,875)	(15,838)
Total net deferred tax asset (liability)	(12,421)	(12,975)

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country. Within consolidated retained earnings at December 31, 2020 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. At December 31, 2020, the Company has a deferred tax liability of $3,691 for the estimated taxes associated with the repatriation of these earning. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the Global intangible low taxable income and under certain other circumstances

Differences between U.S. federal statutory income tax rates and our effective tax rates for years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Statutory tax rate	21%	21%
Effect of state taxes (net of federal benefit)	0%	0%
Rate differential on foreign earnings	3%	-25%
Valuation allowance	-56%	-4%
Net operating loss	19%	-10%
Disallowances for income tax purposes	-35%	-21%
Tax relating to origination or reversal of temporary differences	-1%	0%
Income exempt for tax purposes	1%	13%
Global intangible low taxable income	1%	-12%
Undistributed earnings	-2%	-8%
Foreign tax credit	-2%	-7%
Currency Translation Adjustment	12%	-3%
Uncertain tax position	11%	5%
Other, net	-2%	-5%
Total	-30%	-56%

We operate in multiple tax jurisdictions including Australia, Malaysia, India, Saudi, South Africa, UK, Netherlands, Sri Lanka, Argentina, Peru, Mauritius, Singapore, Philippines, United Arab Emirates, Honduras, Jamaica, Philippines, Canada and US. As a result, our effective tax rate changes from year to year based on recurring factors such as the geographical mix of income before taxes, state and local taxes, the ratio of permanent items to pre-tax book income and the implementation of various global tax strategies, as well as non-recurring events.

The Company recorded income tax expense of $7,760 and $4,791 for the year ended December 31, 2020 and 2019, respectively. The effective tax rate increased from (-56%) during the year ended December 31, 2019 to (-30%) during the year ended December 31, 2020 primarily as a result of:
(i) recording of income tax expense on undistributed earnings of Controlled Foreign Corporation of $449,
(ii) recording of net income tax expense of $687 on Global Intangible Low Taxable Income (GILTI) of Controlled Foreign Corporation,
(iii) recording of a tax expense of $513 with respect to unused 2020 foreign income tax credits,
(iv) recording of valuation allowance in India of $2,143,

(v) tax effect of $7,548 on impairment charge.

We had U.S. gross federal net operating losses carry forwards of approximately $75.7 million and $77 million as at December 31, 2020 and as at December 31, 2019 respectively, and gross state net operating loss carry forwards of approximately $42.6 million and $48 million as at December 31, 2020 and as at December 31, 2019 respectively, which may be available to offset federal and state income tax liabilities, respectively, in the future. The federal net operating loss carryforwards generated in 2017 and before, if not utilized, will expire beginning in 2028. Federal NOL generated in 2018 and after will not expire. The State net operating losses will expire based on each state income tax laws. We had gross Non-US net operating losses carryforward of approximately $55.1 million as at December 31, 2020. Net operating losses of Sri Lanka, Mauritius and Argentina aggregating to $5.6 million will expire through 2026 and the remaining NOL have no expiration. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2021. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense was $1,123 and $1,146 for the year ended December 31, 2020 and 2019 respectively.

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

The following table indicates the changes to our unrecognized tax benefits for the year ended December 31, 2020 and December 31, 2019. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Year ended December 31, 2020	Year ended December 31, 2019
Unrecognized, beginning	2,872	3,323
Additions due to acquisition	-	-
Additions based on tax positions taken in the period	78	-
Reductions based on tax positions taken in the period	(2,872)	(451)
Unrecognized, ending	78	2,872

We file numerous consolidated and separate income tax returns in the U.S. federal and many state jurisdictions as well as in many foreign jurisdictions. Our U.S. federal returns and most state returns for tax years 2017 and forward are subject to examination. The Company is currently under federal examination of the tax year 2017 and 2018. Tax return filings in India for the year ended March 2018 and onwards are still open for examination.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Year ended December 31, 2019
	Foreign Currency Translation Adjustments	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2018	(3,989)	(15)	(1,543)	(5,547)	(1,243)	(6,790)
Foreign currency translation adjustments	(579)	-	-	(579)	-	(579)
Reclassification to operations	-	(433)	-	(433)	-	(433)
Unrealized losses	-	923	-	923	-	923
Pension amortization	-	-	(386)	(386)	(354)	(740)
Balance at December 31, 2019	(4,568)	475	(1,929)	(6,022)	(1,597)	(7,619)

	Year ended December 31, 2020
	Foreign Currency Translation Adjustments	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2019	(4,568)	475	(1,929)	(6,022)	(1,597)	(7,619)
Foreign currency translation	39	-	-	39	-	39
Reclassification to operations	-	49	-	49	-	49
Unrealized gains	-	(532)	-	(532)	-	(532)
Pension remeasurement	-	-	(820)	(820)	(1,474)	(2,294)
Balance at December 31, 2020	(4,529)	(8)	(2,749)	(7,284)	(3,071)	(10,357)

13.	SEGMENT AND GEOGRAPHICAL INFORMATION

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

Our operating business model is focused on geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography wise, hence the geographical level represents the operating segments of Startek Inc.

We report our results of operations as follows in Six reportable segments:

a)	Americas
b)	India and Sri Lanka
c)	Malaysia
d)	Middle East
e)	Argentina and Peru
f)	Rest of World

	For Year ended December 30,
Revenue:	2020	2019
Americas	262,985	258,040
India & Sri Lanka	83,486	111,714
Malaysia	52,958	58,921
Middle East	160,002	132,785
Argentina & Peru	36,518	46,490
Rest of World	44,273	49,960
Total	640,222	657,910

	For Year ended December 31,
Operating income (loss):	2020	2019
Americas	10,424	6,880
India & Sri Lanka	(1,039)	2,213
Malaysia	12,603	7,858
Middle East	12,776	6,783
Argentina & Peru	(112)	2,248
Rest of World	1,365	1,410
Segment operating income (loss)	36,017	27,392
Startek consolidation adjustments
Goodwill impairment	35,944	7,146
Intangible amortisation	10,367	10,529
Total operating income (loss)	(10,294)	9,717

A single client accounted for 19% and 17% of the Consolidated Total Net Revenue during the years ended December 31, 2020 and 2019 respectively.

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on December 31, 2020	As on December 31, 2019
Property, plant and equipment, net:
Americas	14,455	14,156
India & Sri Lanka	8,069	10,772
Malaysia	3,749	4,375
Middle East	4,736	4,722
Argentina & Peru	1,257	1,701
Rest of World	1,959	1,781
Total	34,225	37,507

14.	PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment as of December 31, 2020 and December 31, 2019 consisted of the following, by asset class:

	As of December 31, 2020	As of December 31, 2019
Land, buildings and improvements	16,993	15,533
Telephone and computer equipment	24,058	18,110
Furniture, fixtures, and miscellaneous equipment	9,388	8,470
Construction in progress	7,122	1,180
Computer Software	21,665	18,152
Assets acquired under capital lease	4,351	4,391
	83,577	65,836
Less accumulated depreciation and impairment	46,342	26,345
Less accumulated amortization under capital lease	3,010	1,984
Total property, plant and equipment, net	34,225	37,507

Depreciation and amortization expense for property, plant and equipment was $17,834 and $19,226 for the years ended December 31, 2020 and 2019, respectively.

15.	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2020 and 2019 were composed of the following:

	Year ended December 31, 2020	Year ended December 31, 2019
Interest income	580	434
Interest expense	(11,239)	(14,109)
Other finance cost	(2,931)	(2,573)
Other income (expense)	214	424
Interest and other income (expense), net	(13,376)	(15,824)

16.	Leases

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

The components of lease expense were as follows:	Year ended December 31, 2020	Year ended December 31, 2019

Operating lease cost	28,493	30,752

Finance lease cost:
Amortization of right-of-use assets	1,006	1,990
Interest on lease liabilities	108	89
Total Finance lease cost	1,114	2,079

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	28,181	30,518
Operating cash flow from finance leases	108	89
Financing cash flows from finance leases	1,114	2,359

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,530	73,692
Finance leases	-	1,400

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2020	As of December 31, 2019
Operating leases
Operating lease right-of-use assets	69,376	73,692

Operating lease liabilities - Current	19,327	19,677
Operating lease liabilities - Non-current	52,052	54,341
Total operating lease liabilities	71,379	74,018

Finance Leases
Property and equipment, at cost	4,351	4,391
Accumulated depreciation	(3,010)	(1,984)
Property and equipment, at net	1,341	2,407
	-
Finance lease liabilities - Current	516	632
Finance lease liabilities - Non-current	430	1,353
Total finance lease liabilities	946	1,985

Weighted average remaining lease term	As of December 31, 2020	As of December 31, 2019
Operating leases	4.18 yrs	4.66 yrs
Finance leases	0.92 yrs	1.92 yrs

Weighted average discount rate
Operating leases	6.9%	7.3%
Finance leases	6.0%	6.0%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2021	23,430	572
2022	16,468	441
2023	13,747	-
2024	12,193	-
2025	6,197	-
Thereafter	3,390	-
Total Lease payments	75,425	1,013
Less imputed interest	(4,046)	(67)
Total	71,379	946

17.	Quarterly Financial Information

	Unaudited				Audited
	Three Months Ended				Year Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020

Revenue	161,177	142,652	163,097	174,918	641,844
Warrant contra revenue	(278)	(485)	(410)	(449)	(1,622)
Net Revenue	160,899	142,167	162,687	174,469	640,222
Cost of services	(140,841)	(126,354)	(139,808)	(143,598)	(550,601)
Gross profit	20,058	15,813	22,879	30,871	89,621

Selling, general and administrative expenses	(17,255)	(14,644)	(14,876)	(15,341)	(62,116)
Impairment losses and restructuring/exit cost	(24,322)	(235)	12	(13,254)	(37,799)
Acquisition related cost	-	-	-	-	-
Operating Income (Loss)	(21,519)	934	8,015	2,276	(10,294)

Share of loss of equity-accounted investees	(8)	(12)	(5)	(6)	(31)
Interest expense, net	(3,506)	(3,190)	(3,988)	(2,692)	(13,376)
Exchange gain / (loss), net	1,928	(1,637)	(621)	(1,853)	(2,183)
Income (Loss) before income taxes	(23,105)	(3,905)	3,401	(2,275)	(25,884)
Income tax expense	2,876	1,283	1,649	1,951	7,760
Net Income (Loss)	(25,981)	(5,188)	1,752	(4,226)	(33,644)
Net income attributable to noncontrolling interests	576	29	1,385	3,351	5,341
Net income (loss) attributable to Startek shareholders	(26,557)	(5,217)	367	(7,577)	(38,985)

Net income (loss) per common share:
Basic net income (loss) attributable to Startek shareholders	(0.69)	(0.14)	0.01	(0.19)	(0.99)
Diluted net income (loss) attributable to Startek shareholders	(0.69)	(0.14)	0.01	(0.19)	(0.99)
Weighted average common shares outstanding:
Basic	38,528	38,614	40,275	40,333	39,442
Diluted	38,528	38,614	40,626	40,333	39,442

	Unaudited				Audited
	Three Months Ended				Year Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019

Revenue	161,142	161,283	164,630	172,151	659,205
Warrant contra revenue	-	(730)	-	(565)	(1,295)
Net Revenue	161,142	160,553	164,630	171,586	657,910
Cost of services	(133,928)	(132,993)	(136,142)	(143,950)	(547,014)
Gross profit	27,214	27,560	28,488	27,636	110,896

Selling, general and administrative expenses	(24,079)	(24,936)	(22,926)	(19,425)	(91,363)
Impairment losses and restructuring/exit cost	(1,129)	(721)	(220)	(7,758)	(9,827)
Acquisition related cost	35	(25)	-	-	11
Operating Income	2,042	1,878	5,342	453	9,717

Share of loss of equity-accounted investees	342	662	(16)	(1,214)	(226)
Interest expense, net	(4,465)	(4,026)	(3,372)	(3,960)	(15,824)
Exchange gain / (loss), net	(691)	14	(1,880)	401	(2,157)
Income (Loss) before income taxes	(2,772)	(1,472)	74	(4,320)	(8,490)
Income tax expense	385	730	3,436	241	4,791
Net Loss	(3,157)	(2,202)	(3,362)	(4,561)	(13,281)
Net income attributable to noncontrolling interests	189	1,392	(575)	730	1,737
Net loss attributable to Startek shareholders	(3,346)	(3,594)	(2,787)	(5,291)	(15,018)

Net loss per common share:
Basic net loss attributable to Startek shareholders	(0.09)	(0.10)	(0.07)	(0.14)	(0.39)
Diluted net loss attributable to Startek shareholders	(0.09)	(0.10)	(0.07)	(0.14)	(0.39)
Weighted average common shares outstanding:
Basic	37,522	37,779	38,467	38,492	38,132
Diluted	37,522	37,779	38,467	38,492	38,132

18.	SUBSEQUENT EVENT

Debt Refinancing

On February 18, 2021, CSP Alpha Holdings Pte. Ltd., a subsidiary of the Company entered into a new facility agreement with DBS Bank, Ltd. and ING Bank N.V., Singapore Branch. The facility agreement provided for a $165 million term loan facility and a $20 million revolving credit facility, in each case with a maturity date 60 months after the date of first utilization of the term loan facility. The term loan facility amortizes 2.5% on the date that is 21, and 24 months from closing, 3.75% on the date that is 27, 30, 33 and 36 months from closing, 5.0% on the date that is 39, 42, 45, 48 and 51 months from closing, 10% on the date that is 54 months from closing and 15% on the date that is 57 months from closing. Under the Facilities Agreement and subject to the terms thereunder, Startek guarantees payment of, and performance by the Company and its affiliates party to the Facilities Agreement of, all obligations of the Company and such affiliates under the Facilities Agreement and related finance documents. The term loan facility and the revolving loan facility each bear interest at a rate per annum equal to a LIBOR rate plus an applicable margin of between 3.75% and 4.50%, depending on an adjusted leverage ratio. The Facilities Agreement also contains financial covenants, including cash flow cover, adjusted leverage and limitations on capital expenditures.

On February 22, 2021, the Company used proceeds from the above facilities agreement to prepay and terminate the existing credit facility made available to it under that certain Amended and Restated Senior Term and Revolving Facilities Agreement, dated October 27, 2017.

Strategic Investment

On February 25, 2021, the Company has announced a strategic investment in CSS Corp. (“CSS”), a new-age IT services and technology support solutions company that harnesses the power of AI, automation, analytics, cloud and digital to address customer needs. Capital Square Partners (“CSP”), a Singapore based Private Equity Fund Manager and Startek’s majority shareholder, acquired a controlling stake in CSS on February 25, 2021. Startek has participated in this transaction by contributing a total of $30 million in a limited partnership managed by CSP to acquire both an indirect beneficial interest of approximately 26% in CSS, as well as an option to acquire a controlling stake. The option to acquire a majority stake in CSS is at the sole discretion of Startek, and the Company has no obligation to do so.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934, with the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the management has evaluated the effectiveness of our disclosure controls and procedures as at December 31, 2020, which is the period covered in this Annual Report.

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

Based on the process carried out as mentioned above, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective on December 31, 2020

Management’s Report on Internal Control over Financial Reporting

Management is  responsible for establishing and maintaining adequate internal controls over financial reporting, as such terms defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management with the participation of Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020, based on the framework in “Internal Control-Integrated Framework” issued by Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment and the material weakness identified below, management has concluded that our internal controls over financial reporting was ineffective as on December 31, 2020. Notwithstanding the material weakness in internal control over financial reporting relating to the revenue process disclosed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may demonstrate.

A material weakness was identified in the operation of the Company’s internal financial controls over revenue recognition (and corresponding “unbilled revenue” asset) in certain reporting units.  It was observed that for few customers, the amount of revenue recognised in the books of accounts, was lower than what was billed to those customers.  Management carried out measurement adjustments in respect of discounts, penalties etc to revenue recognised in the books of account as the COVID 19 situation gave rise to uncertainties.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness described above did not result in any material misstatements to the company’s previously issued financial statements, nor in the financial statements disclosed in this form 10-K.

Remediation Plan

The Company’s management is committed to maintaining a strong internal control environment. The management plans to redefine the revenue recognition process combining automation and manual controls wherever appropriate.  Documentation underlying key judgements will be enhanced and “review” controls will be further strengthened to reflect appropriate accounting treatment.

The effectiveness of our internal control over financial reporting as at December 31, 2020, has been audited by BDO India LLP, an independent registered public accounting firm, as stated in their report set out above.

Changes in Internal Control over Financial Reporting

Subject to the above, and notwithstanding that certain control activities have transitioned to new control owners, there were no changes in our internal control over financial reporting that occurred during fourth quarter ended and the year ended December 31, 2020 , that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Introductory Note

As previously disclosed, on July 3, 2018, StarTek, Inc. (the “Company”) consummated a transaction, pursuant to which the Company acquired all of the outstanding capital stock of CSP Alpha Midco Pte Ltd, a Singapore private limited company (“Aegis”) from CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (the “Aegis Stockholder”) in exchange for the issuance of 20,600,000 shares of the common stock of the Company, par value $.01 per share (the “Common Stock”) to the Aegis Stockholder and for certain other considerations (such transactions are referred to herein as the “Aegis Transactions”).

Board of Directors

Set forth below is information regarding our Board of Directors as of December 31, 2020:

Aparup Sengupta; age 56; Operating Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Sengupta is the Operating Partner of Capital Square Partners (Management) Pte Ltd. (“CSP”).   Previously, he was the Executive Chairman of The Minacs Group (“Minacs”), a business solutions company, from 2014. Prior to joining Minacs, Mr. Sengupta was the Global CEO and Managing Director at Aegis from 2005 to 2012.  Mr. Sengupta holds a Bachelor’s degree in Electrical Engineering from the Indian Institute of Engineering Science and Technology, formally known as the Bengal Engineering and Science University. Mr. Sengupta was appointed to serve as the Chief Executive Officer of the Company effective as of January 15, 2020.

Sanjay Chakrabarty; age 52; Managing Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Chakrabarty is a Managing Partner of CSP and has been serving on the board of the Company since July 2018. In addition, he has been a director on the board of CSS Corp, since June 2013. Mr. Chakrabarty was previously a board member of Minacs and Indecomm Corporation. Prior to founding CSP, Mr. Chakrabarty served as the President of Columbia Capital’s India and SE Asia investments platform from late 2007 to December 2012. Before his investment role, Mr. Chakrabarty was the Founder and CEO of MobiApps Holdings, a technology company that built products and services based on a patent protected radio frequency semiconductor chip for satellite communications. Mr. Chakrabarty holds a dual B.S. degree in Computer Engineering and Mathematics from Pennsylvania State University at Slippery Rock and an M.B.A. from Carnegie Mellon University

Mukesh Sharda; age 49; Managing Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Sharda is a Managing Partner of CSP and has been on the board of the Company since July 2018. Mr. Sharda was previously on the board of Minacs and Indecomm Corporation. Prior to co-founding CSP, Mr. Sharda was the Executive Director and Country Head for Avenue Capital Group from 2005 to 2012. The Avenue Capital Group, is a multi-strategy investment manager with over US$15 billion under management and had raised a dedicated fund raised to invest in Asia. Mr. Sharda covered investments in South East Asia and India. Prior to joining Avenue Capital Group, Mr. Sharda worked in investment banking (Structured Finance and M&A) from 1997 through 2004 in Singapore and Hong Kong at Deutsche Bank. Mr. Sharda also previously served on the board of directors at National Citizen Bank in Vietnam. Mr. Sharda is a Chartered Accountant from the Institute of Chartered Accountants in India and holds a Bachelor of Commerce degree from Gujarat University, India.

Bharat Rao; age 56; Managing Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Rao is a Managing Partner of CSP and has been serving on the board of Startek since July 2018. Prior to CSP, Mr. Rao was a Managing Director with the investment banking arm of Credit Suisse in Asia from November 2012 to June 2016 and focused on Financial sponsors and structured solutions. Prior to joining Credit Suisse Mr. Rao was a Managing Director and managed client relationships, origination and financial sponsors group for ING Bank in South East Asia from August 2010 to November 2012. Before transitioning to investment banking, Mr. Rao served as the Country Manager (Indonesia) and head of Financials Services for South East Asia for Actis Capital from August 2006 to March 2009. Actis Capital is a leading emerging market focused growth and buyout fund. Prior to this role in private equity, Mr. Rao was a Partner with the Australasian practice of PricewaterhouseCoopers and focused on providing transactions advisory services from February 1999 to July 2006. Mr. Rao holds a Bachelor’s degree with honors in Electrical Engineering from the Indian Institute of Technology and an M.B.A. from the Indian Institute of Management.

Jerry Schafer; age 67; Retired

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

Albert Aboody; age 73; Retired

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

Julie Schoenfeld; age 63; Vice President, Cruise Automation

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe that our Insiders have timely filed all Section 16(a) reports during the 2020 fiscal year, except that the following Form 4 filings were made late: (i) filing of each of Bharat Rao, Mukesh Sharda and CSP Management Ltd, reporting transactions that occurred on November 16, 2020; (ii) filing of Aparup Sengupta, reporting transactions that occurred on July 1, 2020; and (iii) filing of CSP Alpha Holdings Parent PTE LTD, reporting transactions that occurred on December 13, 2018 and May 17, 2019.

Current Executive Officers

Set forth below is information regarding our executive officers as of December 31, 2020:

Officer Name	Age	Position	Joined StarTek
Aparup Sengupta	56	Global Chief Executive Officer	2018†
Ramesh Kamath	63	Chief Financial Officer	2018*#
Rajiv Ahuja	58	President	2019
Surender Mohan Gupta	55	Global Chief People Officer	2018*

* Indicates executive officer who joined the Company in connection with the closing of the Aegis Transactions.

 † Aparup Sengupta was appointed to serve on the Board of Directors in connection with the closing of the Aegis Transactions, but did not become the Chief Executive Officer of the Company until January 15, 2020.  Mr. Sengupta’s biography appears under the heading “Board of Directors”.

#  Effective February 25, 2021, Vikash Sureka will succeed Ramesh Kamath, who is transitioning to a new role as Senior Advisor, M&A and Strategy.

Vikash Sureka; age 46; Chief Financial Officer

Mr. Sureka currently serves as our Chief Financial Officer. He previously served as the Chief Financial Officer at IBS Software (IBS), a SaaS-enabled software solutions company for the travel industry. At IBS, Vikash was responsible for driving key improvements across multiple finance functions, including accounting, risk management, value creation, strategic planning, financing and fund raising, board reporting and governance, and direct taxation. Before IBS, Vikash also held finance leadership positions at Wipro Limited and App Labs Technologies (a CSC company). Mr. Sureka holds a bachelor’s degree in Commerce and is a certified Chartered Accountant from the Institute of Chartered Accountants of India. He has been recognized twice amongst top 100 CFOs by CFO India magazine, 10 Most Dynamic CFOs by Insight Success magazine and Global CFO Excellence award by Acquisition International business magazine.

Ramesh Kamath; age 63; Former Chief Financial Officer

Mr. Kamath had served as our Chief Financial Officer till February 25,2021 and currently, he is transitioning to a new role as Senior Advisor, M&A and Strategy. He previously served as CFO of Aegis Global, which was combined with StarTek on July 20, 2018. At Aegis, Ramesh helped manage more than 40,000 employees, implemented various internal controls, and centralized the company’s treasury management system to improve working capital and cash flow management. Prior to Aegis, he also led the finance organization of prominent BPOs, including serving as CFO of The Minacs Group and Progeon (now Infosys BPO).

Rajiv Ahuja; age 58; President

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

Surender Mohan (SM) Gupta; age 55; Global Chief People Officer

Mr. Gupta joined StarTek in July 2018. Previously, SM served as Chief People Officer at Aegis, where he joined in 2008. SM brings over 30 years of HR experience across a variety of industries, including IT, ITES, Telecom, Retail, Oil and FMCG. Throughout his career, he has executed innovative, forward-thinking strategies to attract, develop, reward, and retain top talent. Under SM’s leadership, his organization has been instrumental in winning numerous distinct HR awards from industry bodies such as Aon, Great Place to Work, National Award from Govt. of India, NASSCOM, CII, SHRM, People Matters, NCPEDP, Businessworld and BPeSA among others. A distinguished speaker and thought leader at various forums and associations, he is committed to creating a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. SM has also served as board director for Contact Center Company (CCC), the joint venture company of STC and Aegis in Saudi Arabia, and is a governing board member for the National Abilympic Association of India. He is also a member of CII National Committee on Special Abilities and member of IBDN (India Business and Disability Network) for mainstreaming Persons with Disabilities (PwDs) into the workforce. He has recently been awarded the 'NCPEDP- Mindtree Helen Keller Award' 2020 for acting as a Role Model Supporter of Employment Opportunities for Persons with Disabilities He holds a Bachelor's degree in Science, Master in Business Administration (MBA) from Kurukshetra University and a Doctorate degree (Ph.D.) in Commerce and Management Studies from Andhra University.

Certain Former Executive Officer

Set forth below is information regarding a certain person who was an executive officer during a portion of 2020, which resulted in such person being included below in “Item 11 - Summary Compensation Table”:

Lance Rosenzweig; age 58; Former Global Chief Executive Officer

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

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews our compensation programs and exercises authority with respect to payment of direct salaries and incentive compensation to our executive officers. In addition, the committee is responsible for oversight of our equity incentive plans. In 2020, the members of the Compensation Committee were Mr. Sharda, Chariman, Mr. Rao and Ms. Schoenfeld. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Compensation Committee was not comprised entirely of independent directors; two members, Messrs. Rao  and Sharda, have not been determined by our Board of Directors to be independent directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Year (a)	Salary ($)	Bonus ($)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($) (d)	Total ($)

Aparup Sengupta, Global Chief Executive Officer	(e)	2020	611,375	—	337,370	605,851	—	1,554,596

Lance Rosenzweig, Former Global Chief Executive Officer		2020	25,385	—		—	1,152,287	1,177,672
		2019	602,308	271,233	—	—	4,304	877,845

Rajiv Ahuja, President		2020	432,194	110,829	—	—	35,010	578,033

SM Gupta, Global Chief People Officer		2020	281,447	46,133	—	—	37,578	365,158
		2019	270,888	51,001	—	—	33,764	355,653

(a)	All amounts in this table are presented for the full calendar years that are indicated.

(b)

The amounts shown in this column reflect the aggregate grant date fair value of stock awards and options granted to each named executive officer during 2020 and 2019, respectively. This does not reflect amounts paid to or realized by the named executive officers. See Note 10 to our consolidated financial statements for the year ended December 31, 2020 for information on the assumptions used in accounting for equity awards.

(c)

The amounts disclosed under Non-Equity Incentive Plan Compensation reflect payouts under the Company’s annual Executive Incentive Plan. Under the terms of such plan, participants have the option to have their incentive bonus award paid out in stock options or a combination of stock options and/or cash. The election as to form of payout shall be at the time that payouts are certified, which is expected to be complete by the end of the first quarter in 2021.

(d)

Included in All Other Compensation for 2019 are Provident fund (Mr. Gupta $15,334), premiums for health insurance (Mr. Rosenzweig, $1,719); premiums for group short term disability insurance (Mr. Rosenzweig, $2,585); and paid holiday leave (Mr. Gupta $18,430).  Included in All Other Compensation for 2020 are Provident fund (Mr. Ahuja $20,465; Mr. Gupta $13,953); paid holiday leave (Mr. Ahuja $14,545; Mr. Gupta $23,625); and severance payments made to Mr. Rosenzweig upon the termination of his employment with the Company ($1,152,287).

(e)

Pursuant to the terms of the employment agreement between the Company and Mr. Sengupta, all base compensation paid to Mr. Sengupta was paid in fully vested shares of common stock of the Company.  See “Employment Agreements – Aparup Sengupta” for additional information.  The transaction bonus paid to Mr. Sengupta in 2020 relating to the closing of the Aegis Transactions is not included in Mr. Sengupta’s compensation, as such bonus was earned during 2018 following the closing of the Aegis Transactions.  Mr. Sengupta did not become an executive officer of the Company until his appointment as Chief Executive Officer on January 15, 2020.  See “Certain Relationships and Related Transactions, and Director Independence – Transaction Bonus” below for additional information.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table identifies the exercisable and unexercisable option awards for each of the named executive officers as of December 31, 2020.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Aparup Sengupta	1/10/2018	4,847	-	6.44	1/10/2028
	2/1/2019	5,066	-	6.54	2/1/2029
	1/4/2019	4,333	-	8.02	1/4/2029
	1/7/2019	4,387	-	8.39	1/7/2029
	10/1/2019	5,925	-	6.39	1/10/2029
	2/1/2020	4,642	-	8.14	2/1/2030
	1/4/2020	11,138	-	3.31	1/4/2030
	1/7/2020	68,056	281,944	5.06	1/7/2030	(a)
	10/11/2020	38,889	161,111	6.68	10/11/2030	(a)

(a)	Options scheduled to vest in 36 equal monthly installments beginning on July 1, 2020.

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

Aparup Sengupta

Following the resignation of Mr. Rosenzweig, Mr. Sengupta was appointed to the post of Global Chief Executive Officer in addition to his role as Executive Chairman of the Board of Directors pursuant to an Employment Agreement that provides for compensation in four parts. First, in 2020, Mr. Sengupta’s employment agreement provides for $600,000, to be paid in fully vested shares of the Company’s common stock, with subsequent years to be paid in a mix of cash and Company common stock at the election of the Board of Directors.  The second component of Mr. Sengupta’s compensation is the grant of an option to purchase 350,000 shares of the Company’s common stock, vesting in 36 equal monthly installments that began on July 1, 2020.  The third component is an additional grant of an option to purchase 200,000 shares of the Company’s common stock if the Company’s stock price exceeded $6.00 per share, which options retroactive vest back to July 1, 2020 upon reaching this target stock price.  The Company’s stock price reached $6.00 per share on November 10, 2020, and the applicable vested options were granted to Mr. Sengupta at that time.  The final component of Mr. Sengupta’s compensation is an annual target bonus opportunity of $600,000.  Mr. Sengupta may be removed for events of breach and misconduct (as such terms are defined in Mr. Sengupta’s employment agreement) by the Company that are attributable to Mr. Sengupta, as well as for acts involving moral turpitude, indiscipline, loss of confidence, violation of Company policy, breach of the terms and conditions of Mr. Sengupta’s employment agreement, or for any acts or omissions that may adversely affect the Company. Mr. Sengupta is not entitled to severance upon termination as Global Chief Executive Officer, and he will forfeit any unvested stock options upon termination of his employment.  Additionally, any vested stock options will expire 90 days following his tenure on the Board of Directors.

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

In connection with the Aegis Transactions, each outstanding award under the 2008 EIP immediately vested with respect to 50% of the shares that were unvested immediately before the Aegis Transactions. For those executives that were terminated within two years after the consummation of the Aegis Transactions, all remaining shares that were unvested immediately following the Aegis Transactions became vested upon the occurrence of the termination event.

Compensation of Directors

The following table presents the total compensation for each non-employee director who served as a member of our Board of Directors during 2020. In 2020, we did not pay any other compensation to the members of our Board of Directors.

Name	Stock Awards(a) ($)	Option Awards(a) ($)	Total ($)
Albert Aboody	0	90,000	90,000
Sanjay Chakrabarty	0	90,000	90,000
Bharat Rao	0	90,000	90,000
Julie Schoenfeld	90,000	0	90,000
Aparup Sengupta	0	90,000	90,000
Mukesh Sharda	0	90,000	90,000
Jerry Schafer	0	90,000	90,000

(a)

The amounts shown in these columns reflect the aggregate grant date fair value of stock awards and options granted to each director during 2020. This does not reflect amounts paid to or realized by the directors.  See Note 10 to our consolidated financial statements for the year ended December 31, 2020 for information on the assumptions used in accounting for equity awards.

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

As of December 31, 2020, our current non-employee directors had the following outstanding equity awards:

	Aggregate number of	Aggregate number of
Name	stock options	deferred stock units
Albert Aboody	48,964	0
Sanjay Chakrabarty	58,877	0
Bharat Rao	58,877	0
Julie Schoenfeld	0	33,403
Aparup Sengupta	590,338	0
Mukesh Sharda	58,877	0
Jerry Schafer	48,964	0

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

 The following table summarizes information as of December 31, 2020, about our equity compensation plans:

(c)
	(a)	(b)	Number of Securities
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance Under Equity
	Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options, Warrants,	(Excluding Securities
Plan Category	Outstanding Options	and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	2,395,663	$5.38	202,003
Equity compensation plans not approved by stockholders	—	—	—
Total	2,395,663	$5.38	202,003

Beneficial Ownership of Common Stock by Directors, Executive Officers, and Principal Stockholders

The table below presents information as of  February 15, 2020, regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and the executive officers named in the Summary Compensation Table;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our current executive officers and directors as a group.

	Beneficial
	Ownership of Shares
	Number of	Percentage of
Name of Beneficial Owner	Shares (1)	Class
CSP Management Ltd.(2)	22,568,259	56.0%
A. Emmet Stephenson, Jr.(3)(4)	2,914,382	7.2%
Steven D. Lebowitz(5)	2,600,653	6.5%
Directors:
Albert Aboody(3)(6)	48,964	*
Sanjay Chakrabarty(3)(7)	58,877	*
Bharat Rao(3)(7)(8)	539,755	1.3%
Julie Schoenfeld(3)	33,403	*
Aparup Sengupta(3)(7)	245,731	*
Mukesh Sharda(3)(7)(8)	539,755	1.3%
Gerald Schafer(3)(6)(7)	48,964	*

Named Executive Officers:
Lance Rosenzweig(3)	15,024	*
Rajiv Ahuja (3)	-	-
Surender Mohan Gupta(3)	-	-

All Current Directors and Executive Officers as a group (10 persons)	1,515,449	3.8%

*	Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Accordingly, share ownership in each case includes shares issuable upon exercise of outstanding options that are exercisable within 60 days after February 22, 2021.

Included in this table are all shares of restricted stock (vested and unvested) and deferred stock units (vested and unvested) as of February 22, 2021.  Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) This disclosure is based on information provided to us in a questionnaire. The address of this stockholder is 160 Robinson Road, #10-01, SBF Center, Singapore, 068914.  Includes 21,028,218 shares directly owned by CSP Alpha Holdings Parent Pte Ltd and 1,540,041 shares directly owned by CSP Victory Limited, each of which are indirectly controlled by CSP Management Ltd.

(3) The address of such person is c/o Startek, Inc., 6200 South Syracuse Way., Suite 485, Greenwood Village, Colorado 80111.

(4) This disclosure is based on information provided to us in a questionnaire.

(5) This disclosure is based on a Schedule 13G/A filed with the SEC by Steven D. Lebowitz on January 29, 2021. The address of this stockholder is 1333 Second Street, Suite 650, Santa Monica, California 90401.

(6) Includes 48,964 shares of common stock underlying vested stock options.

(7) Includes 58,877 shares of common stock underlying vested stock options.

(8) Includes 274,064 shares of common stock owned by Advance Crest Investments Limited and 206,814 shares of common stock owned by Tribus Capital Limited, each of which are controlled by Bharat Rao and Mukesh Sharda.  Each of Messrs. Rao and Sharda disclaim beneficial ownership of all such shares held by Advance Crest Investments Limited and Tribus Capital Limited except to the extent of their proportionate pecuniary interests therein.

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

Transaction Bonus

In 2018, a transaction bonus of $850,000 became payable from CSP Alpha Holdings Pte Ltd (which became an indirect subsidiary of the Company following the completion of the Aegis Transactions) to Mr. Aparup Sengupta (Chairman and Global CEO) for the successful completion of the Aegis Transactions.  Such transaction bonus was accrued in the Company’s financial statements for the year ended December 31, 2018 as an “Acquisition related cost”. An amount of $500,000 was paid to Mr. Sengupta during the 2020 fiscal year. We anticipate that the remainder of such transaction bonus will be paid to Mr. Sengupta in 2021, depending on the available cash flow of the Company in light of its other liabilities, obligations and contingencies.

Stock Purchase Agreement

On June 29, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with CSP Victory Limited, an exempted company incorporated in the Cayman Islands (“CSP Victory”) to sell 1,540,041 shares of its common stock (the “Shares”) to CSP Victory in a private placement at a price of $4.87 per share for aggregate gross proceeds to the Company of $7,500,000, before offering expenses. CSP Victory  is indirectly controlled by the same manager that controls CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (which owned approximately 55% of the Company’s outstanding common stock before the transactions contemplated by the Purchase Agreement). The closing of the private placement took place on June 29, 2020.

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

Stockholders Agreement

On July 20, 2018, in connection with the consummation of the Aegis Transactions, the Company and the Aegis Stockholder entered into a Stockholders Agreement (the “Stockholders Agreement”), pursuant to which the Company and the Aegis Stockholder agreed to, among other things: (i) certain rights, duties and obligations of the Aegis Stockholder and the Company as a result of the transactions contemplated by the Transaction Agreement and (ii) certain aspects of the management, operation and governance of the Company after consummation of the Aegis Transactions. As a result of the consummation of the Aegis Transactions, the Aegis Stockholder owns approximately 55% of the common stock of the Company.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees billed for services rendered by BDO India LLP,  during the years ended December 31, 2020:

2020
Audit fees (a)	$620,000
Total	$620,000

(a)	Audit fees for services consisted of audits of our annual financial statements and internal controls over financial reporting and reviews of our Quarterly Reports on Form 10-Q.

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

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement dated as of March 14, 2018 by and among StarTek, Inc., CSP Alpha Midco Pte Ltd and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	3/15/2018
2.2	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among StarTek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
2.3	Stockholders Agreement dated as of July 20, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/20/2018
3.1	Restated Certificate of Incorporation of StarTek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of StarTek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of StarTek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of StarTek, Inc.	8-K	3.1	7/20/2018
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
4.2	Warrant to purchase up to 4,000,000 shares of StarTek, Inc. common stock issued to Amazon.com NV Investment Holdings LLC on January 23, 2018	10-Q	4.1	5/8/2018
10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.2†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.3†	Form of Incentive Stock Option Agreement pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.4†	Form of Restricted Stock Award Agreement (Employee) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.6†	Form of Indemnification Agreement between StarTek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.7†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.8†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to StarTek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.9†	StarTek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016

10.10†	StarTek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.11†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.12†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.13	Securities Purchase Agreement, dated as of December 13, 2018, by and between StarTek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	10.1	12/14/18
10.14†	Letter Agreement, dated July 19, 2018, by and between Lance Rosenzweig and CSP Alpha Midco Pte Ltd	8-K	10.2	7/20/2018
10.15†	Letter Agreement, dated July 1, 2018, by and between Ramesh Kamath and Aegis Customer Support Services Private Limited	10-Q	10.3	11/9/2018
10.16	Management Services Agreement, dated March 1, 2018, by and between CSP Alpha Holdings Parent Pte Ltd and CSP Alpha Midco Pte Ltd	10-Q	10.7	11/9/2018
10.17	Transaction Agreement dated as of January 23, 2018 by and between StarTek, Inc. and Amazon.com, Inc.	10-Q	10.1	5/8/2018
10.18†	First Amendment to the Amended and Restated StarTek, Inc. 2008 Equity Incentive Plan	DEF 14A	A	3/29/2019
10.19†	Second Amendment to StarTek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14A	A	3/27/2020
10.20†	Third Amendment to StarTek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14C	A	9/29/2020
10.21†	First Amendment to the Amended and Restated StarTek, Inc. Employee Stock Purchase Plan	DEF 14A	B	3/29/2019
10.22	Form of Stock Purchase Agreement by and between StarTek, Inc. and the Purchasers (as defined therein), dated as of May 17, 2019	8-K	10.1	5/20/2019
10.23	Form of Registration Rights Agreement by and between StarTek, Inc. and the Purchasers (as defined therein), dated as of May 17, 2019	8-K	10.2	5/20/2019
10.24†	Letter Agreement with Rajiv Ahuja dated July 13, 2019	8-K	10.1	7/23/2019
10.25	Receivables Purchase Agreement between StarTek, Inc. and ING Belgium NV/SA dated December 11, 2019	8-K	1.01	12/13/2019
10.26†	Separation Agreement between StarTek, Inc. and Lance Rosenzweig, dated January 13, 2020	8-K	99.1	01/16/2020
10.27†	Letter Agreement between the company and Aparup Sengupta dated July 1, 2020	8-K	10.1	07/08/2020
10.28&	Facilities Agreement, dated February 18, 2021, by and among CSP Alpha Midco Pte. Ltd., CSP Alpha Holdings Pte. Ltd., Startek, Inc., Aegis BPO Services Australia, ESM Holdings Limited, Startek Philippines, Inc., Aegis Oursourcing South Africa (Pty) Ltd., the lenders party thereto, DBS Bank, Ltd. and ING Bank N.V., Singapore Branch as the mandated lead arrangers and bookrunners, Madison Pacific Trust Limited, as agent and security agent and DBS Bank Ltd., as the secondary security agent.	8-K	10.1	02/24/2021
10.29	Limited Partnership Agreement of CSS Corp L.P., dated February 23, 2021	8-K	10.1	02/25/2021
10.30&	Call Option Agreement dated February 19, 2021, between Startek and CSP EAF Fund LP	8-K	10.2	02/25/2021
10.31&	Call Option Agreement dated February 21, 201, between Startek and CSP Management Limited	8-K	10.3	02/25/2021
10.32†	Letter Agreement with Vikash Sureka dated January 21, 2021	8-K	10.1	02/25/2021
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO India LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Aparup Sengupta pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vikash Sureka pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2020, (ii) Consolidated Balance Sheets as of December 31, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2020,  (iv) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020, and (v) Notes to Consolidated Financial Statements.

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

STARTEK, INC.

By:	/s/ APARUP SENGUPTA	Date: March 16, 2021
	Aparup Sengupta	c
Global Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ APARUP SENGUPTA	Chairman of the Board and Chief Executive Officer (principal executive officer)	Date: March 16, 2021
Aparup Sengupta

/s/ VIKASH SUREKA	Chief Financial Officer (principal financial and accounting officer)	Date: March 16, 2021
Vikash Sureka

/s/ SANJAY CHAKRABARTY	Director	Date: March 16, 2021
Sanjay Chakrabarthy

/s/ ALBERT ABOODY	Director	Date: March 16, 2021
Albert Aboody

/s/ BHARAT RAO	Director	Date: March 16, 2021
Bharat Rao

/s/ JULIE SCHOENFELD	Director	Date: March 16, 2021
Julie Schoenfield

/s/ MUKESH SHARDA	Director	Date: March 16, 2021
Mukesh Sharda

/s/ JERRY SCHAFER	Director	Date: March 16, 2021
Jerry Schafer