Form 10-Q
period 2021-03-31
Startek, Inc.
filed 2021-05-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of  April 30, 2021, there were 40,784,673 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on March 16, 2021 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	163,495	161,177
Warrant contra revenue	(425)	(278)
Net Revenue	$163,070	$160,899
Cost of services	(138,383)	(140,841)
Gross profit	$24,687	$20,058

Selling, general and administrative expenses	(14,171)	(17,255)
Impairment losses and restructuring/exit cost	(1,898)	(24,322)
Operating income / (loss)	$8,618	$(21,519)

Share of loss of equity-accounted investees	(14)	(8)
Interest expense, net	(13,769)	(3,506)
Exchange gain / (loss), net	212	1,928
Loss before income taxes	$(4,953)	$(23,105)
Income tax expense	(4,902)	(2,876)
Net loss	$(9,855)	$(25,981)

Net income / (loss)
Net income attributable to non-controlling interests	2,300	576
Net loss attributable to Startek shareholders	(12,155)	(26,557)

Net loss per common share - basic and diluted	(0.30)	(0.69)

Weighted average common shares outstanding - basic and diluted	40,592	38,528

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(9,855)	$(25,981)
Net income attributable to non-controlling interests	2,300	576
Net loss attributable to Startek shareholders	(12,155)	(26,557)

Other comprehensive (loss) / income, net of taxes:
Foreign currency translation adjustments	(1,092)	(4,392)
Change in fair value of derivative instruments	8	(672)
Pension amortization	(384)	396
Other comprehensive loss	$(1,468)	$(4,668)

Other comprehensive (loss) / income, net of taxes
Other comprehensive (loss) / income attributable to non-controlling interests	(69)	163
Other comprehensive loss attributable to Startek shareholders	(1,399)	(4,831)
	$(1,468)	$(4,668)
Comprehensive (loss) / income
Comprehensive income attributable to non-controlling interests	2,231	739
Comprehensive loss attributable to Startek shareholders	(13,554)	(31,388)
	$(11,323)	$(30,649)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	57,665	44,507
Restricted cash	6,981	6,052
Trade accounts receivable, net	69,712	83,560
Unbilled revenue	57,530	49,779
Prepaid and other current assets	12,328	14,542
Total current assets	$204,216	$198,440

Non-current assets
Property, plant and equipment, net	34,353	34,225
Operating lease right-of-use assets	65,396	69,376
Intangible assets, net	97,879	100,440
Goodwill	183,397	183,397
Investment in equity-accounted investees	25,096	111
Deferred tax assets, net	4,042	5,294
Prepaid expenses and other non-current assets	16,605	13,370
Total non-current assets	$426,768	$406,213
Total assets	$630,984	$604,653

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payables	14,457	20,074
Accrued expenses	58,026	57,118
Short term debt	5,230	15,505
Current maturity of long term debt	2,412	2,180
Current maturity of operating lease obligation	18,724	19,327
Other current liabilities	45,130	39,987
Total current liabilities	$143,979	$154,191

Non-current liabilities
Long term debt	165,116	118,315
Operating lease liabilities	48,697	52,052
Other non-current liabilities	18,490	15,498
Deferred tax liabilities, net	17,194	17,715
Total non-current liabilities	$249,497	$203,580
Total liabilities	$393,476	$357,771

Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,781,804 and 40,453,462 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	408	405
Additional paid-in capital	290,646	288,700
Accumulated deficit	(97,698)	(85,543)
Accumulated other comprehensive loss	(8,685)	(7,286)
Equity attributable to Startek shareholders	$184,671	$196,276
Non-controlling interests	52,837	50,606
Total stockholders’ equity	$237,508	$246,882
Total liabilities and stockholders’ equity	$630,984	$604,653

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	(9,855)	(25,981)

Adjustments to reconcile net loss to net cash generated from operating activities:
Depreciation and amortization	6,803	7,093
Impairment of goodwill	-	22,708
Profit on sale of property, plant and equipment	(53)	-
Provision for doubtful accounts	63	154
Amortisation of debt issuance cost	2,670	378
Warrant contra revenue	425	278
Share-based compensation expense	280	291
Deferred income taxes	558	1,879
Share of loss of equity-accounted investees	14	8

Changes in operating assets and liabilities:
Trade accounts receivable	12,848	4,503
Prepaid expenses and other assets	(8,844)	(7,658)
Trade accounts payable	(5,447)	(4,722)
Income taxes, net	2,727	(672)
Accrued expenses and other current liabilities	4,908	12,287
Net cash generated from operating activities	$7,097	$10,546

Investing Activities
Purchases of property, plant and equipment	(2,922)	(2,884)
Investment in equity-accounted investees	(25,000)	-
Net cash used in investing activities	$(27,922)	$(2,884)

Financing Activities
Proceeds from the issuance of common stock	1,244	43
Proceeds from (payments on) long term debt	44,702	(4,200)
Proceeds from (payments on) other debt, net	(10,609)	4,578
Net cash generated from financing activities	$35,337	$421

Net increase in cash and cash equivalents	$14,512	$8,083
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(425)	(1,052)
Cash and cash equivalents and restricted cash at beginning of period	50,559	32,626
Cash and cash equivalents and restricted cash at end of period	$64,646	$39,657

Components of cash and cash equivalents and restricted cash
Balances with banks	57,665	27,795
Restricted cash	6,981	11,862
Total cash and cash equivalents and restricted cash	$64,646	$39,657

Supplemental disclosure of Cash Flow Information
Cash paid for Interest and other finance costs	14,443	1,988
Cash paid for income taxes	1,652	963
Non-cash warrant contra revenue	425	278
Non-cash share-based compensation expenses	280	291

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Other Items of OCI
	Shares	Amount	Additional paid-in	Accumulated	Foreign currency	Change in fair value of	Unrecognised	Equity attributable to Startek	Non-controlling	Total stockholders'
			capital	deficit	translation	derivative instruments	pension cost	shareholders	interest	equity
Three months ended
Balance at December 31, 2020	40,453,462	$405	$288,700	$(85,543)	$(4,529)	$(8)	$(2,749)	$196,276	$50,606	$246,882
Issuance of common stock	328,342	3	1,241	-	-	-	-	1,244	-	1,244
Share-based compensation expenses	-	-	280	-	-	-	-	280	-	280
Warrant expenses	-	-	425	-	-	-	-	425	-	425
Net income (loss)	-	-	-	(12,155)	-	-	-	(12,155)	2,300	(9,855)
Other comprehensive loss for the period	-	-	-	-	(1,092)	8	(315)	(1,399)	(69)	(1,468)
Balance at March 31, 2021	40,781,804	$408	$290,646	$(97,698)	$(5,621)	$0	$(3,064)	$184,671	$52,837	$237,508

Balance at December 31, 2019	38,525,636	$385	$276,827	$(46,145)	$(4,568)	$475	$(1,929)	$225,045	$46,739	$271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	16,088	0	43	-	-	-	-	43	-	43
Share-based compensation expenses	-	-	291	-	-	-	-	291	-	291
Warrant expenses	-	-	278	-	-	-	-	278	-	278
Net income (loss)	-	-	-	(26,557)	-	-	-	(26,557)	576	(25,981)
Other comprehensive loss for the period	-	-	-	-	(4,392)	(672)	233	(4,831)	163	(4,668)
Balance at March 31, 2020	38,541,724	$385	$277,852	$(73,115)	$(8,960)	$(197)	$(1,696)	$194,269	$47,478	$241,747

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touch points and channels. Startek has more than 42,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 220 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

The Company offers a repository of digital and omnichannel solutions based on decades of experience in driving growth by putting the customer at the center of our business. Because no one solution fits all, we have crafted solution delivery to suit a various industries. Startek has delivery campuses across India, United States, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru and Sri Lanka.

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

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our consolidated balance sheet. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interests" in our consolidated statement of income (loss).

As of December 31,2020, the consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US-GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended  December 31, 2020.

The figures for the corresponding previous year have been regrouped/reclassified wherever necessary, to make them comparable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, valuation allowances for deferred tax assets, leases and provision for doubtful debts, and restructuring costs. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the novel coronavirus (“COVID-19”) pandemic on critical and significant accounting estimates. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

Revenue

The Company utilizes a five-step process given in ASC 606, for revenue recognition that focuses on the transfer of control, rather than the transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer Note 4 on "Revenue from Contracts with Customers" for further information.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, current maturity of operating lease liabilities, and operating lease liabilities in our consolidated balance sheet. Finance leases are included in property plant and equipment, long-term debt, accrued expenses and other current liabilities in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the balance lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of initial application on determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain to exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Rent discounts and deferment of rent which were received due to COVID-19 have been accounted for without lease modification using the practical expedient provided by the FASB. Refer to Note 13 "Leases" for information and related disclosures.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would be more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 3 for information and related disclosures.

Intangible assets acquired in a business combination were recorded at fair value at acquisition date using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at least annually, or more frequently if indicators of impairment arise. Refer Note 3 on "Goodwill and Intangible assets" for further information.

Foreign Currency Matters

The Company has operations in Argentina and its functional currency has historically been the Argentine Peso. The Company monitors inflation rates in countries where it operates as required by US GAAP. Under ASC 830-10-45-12, an economy must be classified as highly inflationary when the cumulative three-year rate exceeds 100%.  Considering the inflation data of Argentina, the Company has considered Argentina to be highly inflationary beginning on July 1, 2018. In accordance with ASC 830, the functional currency of the Argentina business has been changed to USD, which requires re-measurement of the local books to USD. Exchange gains and losses are recorded through net income instead of through other comprehensive income as had been done historically. Translation adjustments from periods prior to the change in functional currency were not removed from equity.

Investment in equity-accounted investees

Investment in equity-accounted investee is an entity over which the Company has significant influence and which is neither a subsidiary nor a joint arrangement. Significant influence is the power to participate in the investee's financial and operating policy decisions of the investee but is not control or joint control over those policies.

Investment in equity-accounted investee is accounted using equity method of accounting. Under the equity method, the investment in equity-accounted investee is initially recognized at cost and adjusted thereafter for the post acquisition changes in the Company’s share of net assets of the equity-accounted investees. Goodwill relating to investment in equity-accounted investees, if any, is included in the carrying amount of the investment and is neither amortized nor individually tested for impairment.

The consolidated statement of income reflects the Company’s share of the results of operations of the equity-accounted investees. When there has been a change recognized directly in the equity of the equity-accounted investees, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity- accounted investment are eliminated to the extent of the interest in the equity-accounted investees. The Company’s share of profit/loss of equity-accounted investees is shown on the face of the consolidated statement of income/(loss).

The financial statements of the equity-accounted investee are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After application of the equity method, the ompany determines at each reporting date whether there is any objective evidence that the investment in equity-accounted investees is impaired, if there has been an other than temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the ‘share of profit/(loss) of equity-accounted investees in the consolidated statement of income (loss).

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units	March 31, 2021	December 31, 2020
Americas	64,315	64,315
India	12,554	12,554
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
South Africa	-	-
Argentina	-	-
Australia	4,145	4,145
Total	$183,397	$183,397

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The Goodwill was allocated to new reporting units using a relative fair value allocation approach. We performed a quantitative assessment to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value.

The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins and cash flows for a period of five years and applied a perpetual long-term growth rate using discounted cash flows (DCF) method. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. In arriving at its forecasts, the Company considered past experience, economic trends and inflation, and industry and market trends, including the outbreak of COVID-19. The projections also took into account factors such as the expected impact from new client wins and expansion from existing clients businesses and efficiency initiatives, and the maturity of the markets in which each business operates.

As of March 31, 2021, based on the qualitative assessment, we concluded there is no impairment of goodwill.

The following table presents the changes in goodwill during the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Opening balance	183,397	219,341
Impairment	-	(35,944)
Ending balance	$183,397	$183,397

Intangible Assets

The following table presents our intangible assets:

	As of March 31, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	17,675	48,545	6.5
Brand	49,500	12,312	37,188	7.1
Trademarks	13,210	2,375	10,835	7.5
Other intangibles	2,130	819	1,311	4.9
	$131,060	$33,181	$97,879

	As of December 31, 2020
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	16,289	49,931	6.5
Brand	49,500	11,408	38,092	7.1
Trademarks	13,210	2,155	11,055	7.5
Other intangibles	2,130	768	1,362	4.9
	$131,060	$30,621	$100,440

As of March 31, 2021, based on the qualitative assessment, we concluded there is no impairment of the Company's intangible assets.

Expected future amortization of intangible as of March 31, 2021 is as follows:

Years Ending December 31,	Amount
Remainder of 2021	7,762
2022	10,350
2023	10,306
2024	10,252
2025	10,252
Thereafter	48,957

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

Our contracts give us the right to bill for services rendered during the period, which for most of our customers is a calendar month, with a few customers specifying a fiscal month. Our payment terms vary by client and generally range from due upon receipt to 60-90 days.

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three months ended March 31, 2021 and 2020 respectively:

	Three Months Ended March 31,
Vertical:	2021	2020
Telecom	51,674	55,697
E-commerce & Consumer	26,102	25,958
Media & Cable	25,794	23,194
Healthcare & Education	17,687	13,448
Financial & Business Services	15,450	13,439
Travel & Hospitality	10,497	15,803
Technology, IT & Related Services	5,081	5,050
All other segments	11,210	8,588
Gross Revenue	163,495	161,177
Less: Warrant Contra Revenue	(425)	(278)
Net Revenue	$163,070	$160,899

5. NET GAIN / (LOSS) PER SHARE

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

For three months ended March 31, 2021 and 2020, following number of shares were used in the computation of basic/diluted earnings per share calculation (in thousands):

	Three months ended March 31,
	2021	2020
Shares used in basic earnings per share calculation:	40,592	38,528
Effect of dilutive securities:
Stock options	-	-
Restricted stock/Deferred stock units	-	-
Total effects of dilutive securities	-	-
Shares used in dilutive earnings per share calculation:	40,592	38,528

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation and employee benefit plans" for more information).

	Three Months Ended March 31,
	2021	2020
Anti-dilutive securities:
Stock options	2,099	2,316

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of March 31, 2021, based on the qualitative assessment, we concluded there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs and other acquisition related costs, which are included in other accrued liabilities in our consolidated balance sheet. The changes during the three months ended March 31, 2021 and year ended December 31,2020.

	Employee related	Facilities related	Total
Balance as of December 31, 2020	$-	$25	$25
Accruals/(reversals)	1,870	28	1,898
Payments	(670)	(53)	(723)
Balance as of March 31, 2021	$1,200	$-	$1,200

	Employee related	Facilities related	Total
Balance at December 31, 2019	$1,326	$514	$1,840
Accruals/(reversals)	1,499	356	1,855
Payments	(2,825)	(845)	(3,670)
Balance at December 31, 2020	$-	$25	$25

Employee related

In 2021, the Company has closed one of its facilities in Canada, where we have terminated service of number of employees. We have also offered a voluntary retirement plan to certain employees in one other geography. We have recognized a provision for employee-related costs regarding the above voluntary / involuntary termination. We expect to pay the remaining termination costs of $1,200 by the end of the second quarter of 2021.

7.  DERIVATIVE INSTRUMENTS

Cash flow hedges

Our locations in Canada and the Philippines primarily serve US-based clients. The revenues from these clients are billed and collected in US Dollars, but the expenses related to these revenues are paid in Canadian Dollars and Philippine Pesos. We enter into derivative contracts, in the form of forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold) to mitigate this foreign currency exchange risk. The contracts cover periods commensurate with expected exposure, generally three to twelve months.  We have elected to designate our derivatives as cash flow hedges to associate the hedges' results with forecasted expenses.

The Company had terminated all cash flow hedges contracts early in April, 2020 due to a change in counterparty relationship, hence balance as on March 31, 2021 is nil.

	Gain (Loss) Recognized in AOCI, net of tax	Gain (Loss) Recognized in AOCI, net of tax	Gain/ (Loss) Reclassified from AOCI into Income	Gain/ (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash flow hedges:
Foreign exchange contracts	-	(860)	8	188

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contract as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the consolidated statement of income (loss). The following table presents these amounts for the three months ended March 31, 2021 and 2020:

Derivatives not designated under ASC 815	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Foreign currency forward contracts	$-	$1,771
Interest rate swap	$-	$(340)

The Company had terminated all derivative (non-designated hedge) contracts in November, 2020 and realized and accounted for gain and loss on settlement of contracts in consolidated statement of income (loss).

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

Level 3 - Unobservable inputs that cannot be supported by market activity and significant to the fair value of the asset, liability, or equity such as the use of certain pricing models, discounted cash flow models, and similar techniques use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability:

Derivative Instruments

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such the derivatives are classified as Level 2 in the fair value hierarchy.

As on March 31,2021, the Company has settled all derivative contracts, hence there are no derivative assets and liabilities.

9. DEBT

The below table presents details of the Company's debt:

	March 31, 2021	December 31, 2020
Short term debt
Working capital facilities	5,230	15,506
Current portion of long term debt
Current maturity of long term loan	-	-
Current maturity of equipment loan	1,889	1,664
Current maturity of finance lease obligations	523	516
Total	$7,642	$17,686

Long term debt
Term loan, net of debt issuance costs	162,302	114,930
Equipment loan	2,521	2,955
Finance lease obligations	293	430
Total	$165,116	$118,315

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $5.2 million as of March 31, 2021.

Term loan

On February 18, 2021, the Company completed a debt refinancing with a newly secured $185 million senior debt facility, comprising a $165 million term loan and a $20 million revolving credit facility. Under the new senior debt, borrowings will bear a tiered interest rate based on the Company’s consolidated net leverage ratio and is initially set at LIBOR plus 450 basis points.

The term loan facility amortizes 2.5% on the date that is 21, and 24 months from closing, 3.75% on the date that is 27, 30, 33 and 36 months from closing, 5.0% on the date that is 39, 42, 45, 48 and 51 months from closing, 10% on the date that is 54 months from closing and 15% on the date that is 57 months from closing and balance will be paid on closure of term loan.

On February 22, 2021, the Company used proceeds from the above facilities agreement to prepay and terminate the existing credit facility made available to it under that certain Amended and Restated Senior Term and Revolving Facilities Agreement, dated October 27, 2017.

Principal payments due on the term loan are as follows:

Years	Amount
Remainder of 2021	-
2022	4,125
2023	22,688
2024	30,938
2025	57,750
2026	49,500
Total	$165,000

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

The Company incurred a debt issuance costs of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortised debt issuance cost of the old term loan in interest expenses, net in the consolidated statements of income (loss).

In connection with the new term loan, the unamortized debt issuance costs as of March 31, 2021 amount to $2.7 million paid to third parties are net against long term debt on the consolidated balance sheet.

Following table presents the changes in debt issuance cost during the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Opening balance	$2,670	$4,125
Add: Debt issuance cost (refinancing of term loan)	11,269	-
Less: Expensed out (ASC 470 - extinguishment or modification)	(10,937)	-
Less: Amortisation of debt issuance cost	(304)	(1,455)
Closing balance	$2,698	$2,670

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was $26.4 million as of  March 31, 2021.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets for $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019. The amount outstanding as at March 31, 2021 is $0.4 million.

Equipment Loan

On November 02, 2020, the Company executed Master Equipment Finance Agreement to finance purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. Amortization of the equipment loan starts from a date falling in April 2021 i.e. 4 months from the first utilization of the loan.

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

The fourth tranche of 213,162 Warrant Shares vested on Dec 31, 2020. The amount of contra revenue attributed to these Warrant Shares is $1,257 using initial grant-date fair value.

As per ASC 606, the Company has accrued $ 425 till March 31, 2021 using initial grant-date fair value.

The contra-revenue and equity are estimated and recorded, using the Monte Carlo pricing model, when performance completion is probable, with adjustments in each reporting period until performance is complete in conformance with ASC 606 and ASC 718 requirements.

The Warrant provides for net share settlement that will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price if elected by the holders. The Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. Vested Warrant Shares are classified as equity instruments.

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three months ended March 31, 2021 was $280 and is included in selling, general and administrative expense. As of March 31, 2021, there was $1,451 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.17 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2020	$(4,529)	$(8)	$(2,749)	$(7,286)	$(3,071)	$(10,357)
Foreign currency translation	(1,092)	-	-	(1,092)	-	(1,092)
Reclassification to operations	-	8	-	8	-	8
Unrealized losses	-	-	-	-	-	-
Pension remeasurement	-	-	(315)	(315)	(69)	(384)
Balance at March 31, 2021	$(5,621)	$0	$(3,064)	$(8,685)	$(3,140)	$(11,825)

12.  SEGMENT REPORTING

The Company provides business process outsourcing services (“BPO”) to clients in various industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Global Chief Executive Officer (CEO), who has been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a geographical basis.

Our operating business model is focused on geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography wise, hence the geographical level represents the operating segments of Startek Inc.

We report our results of operations in Six reportable segments, as follows:

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Middle East
e) Argentina & Peru
f) Rest of World

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Americas	63,925	68,168
India & Sri Lanka	21,482	24,252
Malaysia	14,965	11,885
Middle East	43,240	34,517
Argentina & Peru	8,159	10,208
Rest of World	11,299	11,869
Total	$163,070	$160,899

	Three Months Ended
	March 31,
	2021	2020
Operating income (loss):
Americas	1,895	926
India & Sri Lanka	(1,228)	(695)
Malaysia	4,414	1,635
Middle East	5,741	1,617
Argentina & Peru	(43)	16
Rest of World	399	272
Segment operating income	$11,178	$3,771
Startek consolidation adjustments
Goodwill impairment	-	22,708
Intangible amortization	2,560	2,582
Total operating income	$8,618	$(21,519)

A single client accounted for 19% and 17% of the consolidated total net revenue during the three months ended March 31, 2021 and 2020, respectively.

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As on	As on
	March 31, 2021	December 31, 2020
Property, plant and equipment, net:
Americas	14,111	14,455
India & Sri Lanka	8,669	8,069
Malaysia	3,441	3,749
Middle East	5,195	4,736
Argentina & Peru	1,133	1,257
Rest of World	1,804	1,959
Total	$34,353	$34,225

13.  LEASES

We have operating and finance leases for service centers, corporate offices and certain equipments. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Operating lease cost	6,809	7,259

Finance lease cost:
Amortization of right-of-use assets	185	327
Interest on lease liabilities	17	43
Total Finance lease cost	$202	$370

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,782	7,183
Operating cash flow from finance leases	17	43
Financing cash flows from finance leases	203	116

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,003	13,558
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use assets	$65,396	$69,376

Operating lease liabilities - Current	18,724	19,327
Operating lease liabilities - Non-current	48,697	52,052
Total operating lease liabilities	$67,421	$71,379

Finance Leases
Property and equipment, at cost	4,351	4,351
Accumulated depreciation	(3,208)	(3,010)
Property and equipment, at net	$1,143	$1,341

Finance lease liabilities - Current	523	516
Finance lease liabilities - Non-current	293	430
Total finance lease liabilities	$816	$946

Weighted average remaining lease term	As of March 31, 2021	As of December 31, 2020
Operating leases (in years)	4.00 yrs	4.18 yrs
Finance leases (in years)	0.67 yrs	0.92 yrs

Weighted average discount rate
Operating leases	6.87%	6.90%
Finance leases	6.01%	6.00%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
Remainder of 2021	22,556	428
2022	16,902	442
2023	13,117	-
2024	10,922	-
2025	4,837	-
Thereafter	2,853	-
Total Lease payments	$71,187	$870
Less imputed interest	(3,766)	(54)
Total	$67,421	$816

14.  INVESTMENT IN EQUITY-ACCOUNTED INVESTEES

Following are the entity wise details of equity-accounted investees:

Name of entity	% of ownership interest		Carrying amount
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
a) CSS Corp LP	62.50%	0.00%	24,988	-
b) Immaterial associates			108	111
Carrying amount of investment in equity-accounted investees			$25,096	$111

			March 31, 2021	March 31, 2020
Aggregate amounts of the group’s share of loss of equity-accounted investees (a+b)			$(14)	$(8)

a) CSS Corp LP

On February 25, 2021, the Company announced a $25 million strategic minority investment in CSS Corp. (“CSS”), a new-age IT services and technology support solutions company that harnesses the power of AI, automation, analytics, cloud, and digital to address customer needs. Through this investment Startek acquired an indirect beneficial interest in CSS of approximately 26%, with Capital Square Partners (“CSP” or “CSP Fund”), a Singapore based Private Equity Fund Manager, and the Company’s majority shareholder, acquiring the majority controlling stake.

The Company and CSP Alpha Holdings Pte. Ltd., a subsidiary of the Company, participated in this transaction by (i) contributing $25 million to acquire approximately 62.5% in CSS Corp LP, and (ii) paying $5 million to CSP Management Limited to acquire certain call options. These call options to acquire controlling stake in CSS are only exercisable by the Company during the period from August 19, 2022, to April 19, 2023, without any obligation and are currently considered to be not substantive.

The Company has assessed CSS Corp LP to be a variable interest entity (‘VIE’) and per ASC 810-10-25-44 concluded that it is not the primary beneficiary. Amongst other factors, the Company’s basis of this conclusion is that it lacks the power to direct or control any significant activities of the VIE and that the design and structure of the VIE was not specifically for the benefit of the Company. Further, CSS Corp LP’s objectives as an investment company is an extension of the investment activities of CSP Fund. The Company has accordingly, accounted for this transaction under equity-accounted investee method of accounting in accordance ASC 323-30-S999-1. The Company's share of profit/loss of equity-accounted investee, is accounted under the “equity method” as per which the share of profit/(loss) of equity-accounted investee has been added to the cost.

Summarized financial position	As of March 31, 2021	As of December 31, 2020
Current assets	5	-
Non-current assets	40,000	-
Current and non-current liabilities	(25)	-
Net assets	$39,980	$-

Reconciliation to carrying amounts	As of March 31, 2021	As of December 31, 2020
Opening net assets	-	-
Acquired during the year	40,000	-
Share of loss of equity-accounted investee	(20)	-
Other comprehensive income	-	-
Closing net assets	$39,980	$-

Company share in %	62.50%	0.00%
Company share	24,988	-
Carrying amount of investment in equity-accounted investee	$24,988	$-

Summarized statement of comprehensive income	March 31, 2021	March 31, 2020
Revenue	-	-
Expenses	(20)	-
Loss for the period	(20)	-
Other comprehensive income for the period	-	-
Total comprehensive loss for the period	$(20)	$-
Aggregate amounts of the Company share of loss of equity-accounted investee	$(12)	$-

b) Individually immaterial associates

The Company has individually immaterial investments in equity accounted investee in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd and 16.67% interest in Services Queensland Partnership in Australia. The Company's share of profit/loss of equity accounted investee, is accounted under the “equity method” as per which the share of profit of equity accounted investee has been added to the cost.

	March 31, 2021	March 31, 2020
Carrying amount of individually immaterial investment in equity-accounted investee	108	111
Aggregate amounts of individually immaterial share of:
Loss of equity-accounted investee	(2)	(8)
Other comprehensive income for the period	-	-
Aggregate amounts of the Company share of loss of equity-accounted investee	$(2)	$(8)

15. SUBSEQUENT EVENTS.

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. All dollar amounts are presented in thousands other than per share data.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touch points and channels. Startek has more than 42,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 220 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

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

SIGNIFICANT DEVELOPMENTS

Coronavirus

The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place and social distancing orders in numerous jurisdictions around the world. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. In response to COVID-19, we have prioritized our employees' safety and well-being, business continuity for our clients, and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to help our clients as they navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps, and will continue to take further actions, to address the COVID-19 pandemic. We have taken additional measures to ensure safety of our employees in India who are facing a strong second wave of the Pandemic. We continue to work closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. In discussion with our clients, we continue to maintain many of our employees on a work-at-home model. The impact of COVID-19 in the first quarter of fiscal 2021 was not significant on the Company. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our operations within the expected parameters, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the various governments to prevent disease spread, all of which remain uncertain and cannot be predicted.

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

RESULTS OF OPERATIONS — three months ended MaRCh  31, 2021 AND 2021

Revenue

Our gross revenues for the three month period ended March 31, 2021 increased by 1.44% to $163,495 as compared to $161,677 for the three month period ended March 31, 2020.

Our net revenue for the quarter ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	163,495	161,177
Warrant Contra Revenue	(425)	(278)
Net Revenue	$163,070	$160,899

Our net revenues adjusted for warrant contra revenue for the three months ended March 31, 2021 were slightly higher at $163,070 compared to $160,899 for the three months ended March 31, 2020.

The breakdown of our net revenues from various industry verticals for three months ended March 31, 2021 and 2021 is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Verticals:
Telecom	32%	35%
E-commerce & Consumer	16%	16%
Media & Cable	16%	14%
Healthcare & Education	11%	8%
Financial & Business Services	9%	8%
Travel & Hospitality	6%	10%
Technology, IT & Related Services	3%	3%
All other segments	7%	5%

The Company continues to see softness in the telecom sector volumes in certain emerging geographies while our US telecom clients have rebound. In the e-commerce and consumer sector, we continue to see robust growth with our e-commerce clients across geographies. This growth is partially offset by the year-on-year decline in some of our brick and mortar retail and auto clients.

While the travel and hospitality sector is still reeling under COVID-led restrictions, local transport and logistics providers benefit from social distancing norms. The Company has won large deals in the healthcare sector related to COVID-assistance programs which are driving the growth in the healthcare and education sector.

Our clients in the Financial and Business services and media and cable sector continue to post year-on-year growth depicting our increased penetration with our clients in these sectors.

Cost of Services and Gross Profit

Overall, the cost of services as a percentage of revenue decreased to 84.9% for the three months ended March 31, 2021 compared to 87.5% for the three months ended March 31, 2020. Employee expenses, rent costs and Depreciation and amortization are the most significant costs for the Company, representing 75.7%, 5.4% and 4.4% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below

	Three Months Ended March 31,		As % of Revenue
	2021	2020	2021	2020
Employee Benefit Expenses	104,746	106,389	64.2%	66.1%
Rent expense	7,484	8,083	4.6%	5.0%
Depreciation and amortization	6,154	5,621	3.8%	3.5%
Other	19,999	20,748	12.3%	12.9%
Total	$138,383	$140,841

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 64.2% for the current period as compared to 66.1% for the previous period. The decrease is driven by increasing diversification in our vertical mix towards new-age verticals like healthcare, media and cable and e-commerce.

Rent expense: Rent expense as a percentage of revenue decreased to 4.6% for the current period as compared to 5.0% for previous period. Rent expense decreased due to the rationalization of centers during the past few quarters. The Company has consolidated capacity leading to better utilization rates and lower rent costs.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally higher at 3.8% as compared 3.5% for the previous period.

Other expense includes technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs marginally decreased from 12.9% to 12.3% primarily due to lower travel, utilities and recruitment costs.

As a result, gross profit as a percentage of revenue for the current period increased to 15.1% as compared to 12.5% for the previous period.

	Three Months Ended March 31,
	2021	2020
Gross Revenue	163,495	161,177
Less: Contra Revenue	(425)	(278)
Net Revenue	$163,070	$160,899
Cost of Services	(138,383)	(140,841)
Gross Profit	$24,687	$20,058
Gross Margin	15.1%	12.5%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 10.7% in the previous period to 8.7% in the current period. The reduction is as a result of various measures implemented to rationalize costs. Sequentially, SG&A expenses have remained stable.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring/exits costs, net totaled $1,898 for the current period as compared to $24,322 for the previous period. The expense for the first quarter of 2021 primarily relates to employee related restructuring/exit expenses. There are no impairment charges during the current period. The expense for the previous period of 2020 primarily relates to goodwill impairment losses of $22,708 and restructuring/exit expenses of $1,614.

Interest expense, net

Interest expense, net totaled $13,769 for the current period as compared to $3,506 for the previous period. The expense for the first quarter of 2021 comprises of upfront fees and interest expense on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $4,902 compared to $2,876 for the previous period. The movement in effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate. Additionally, movement of funds between various geographies primarily to service our debt facilities also attract withholding taxes.

RELATED PARTY DISCLOSURE

In 2018, a transaction bonus was payable to Mr. Aparup Sengupta (Chairman & Global CEO) for the successful completion of the Startek-Aegis merger. This was accrued in the financial statements for the year ended  December 31, 2018 as “Acquisition related cost”. An amount of $500 has been paid during the year ended December 31, 2020 to Mr. Aparup Sengupta and balance $350 has been paid during this quarter.

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

The Company entered into a newly secured $185 million senior debt facility during the quarter, comprising a $165 million term loan and a $20 million revolving credit facility. Under the new senior debt, Borrowings will bear a tiered interest rate, which is based on the Company’s consolidated net leverage ratio and is initially set at LIBOR plus 450 basis points. The term loan will have a moratorium on principal repayment for 21 months and will amortize quarterly thereafter, beginning November 2022. The loan is subject to certain standardized financial covenants. The Company fully repaid the amounts due under the old senior facilities from the proceeds of the proceeds of the new debt facility.

Cash and cash equivalents and restricted cash

As at March 31, 2021, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries increased by $14,087 to $64,646 compared to $50,559 as of December 31, 2020. The restricted cash balance as at March 31, 2021 stood at $6,981 as compared to $6,052 as at December 31, 2020. The restricted cash pertains to debt service reserve account (DSRA) that we have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the three months ended March 31, 2021 and 2020 we reported net cash flows generated from operating activities of $7,097 and $10,546 respectively. The $3,449 increase in net cash flows from operating activities was due to a net increase of $2,454 in cash flows from assets and liabilities, a $(22,029) decrease in non-cash reconciling items such as goodwill impairment, deferred tax expense, depreciation and amortization and warrant contra revenue, and a increase of $16,126 in net income.

Cash flows used in investing activities

For the three months ended March 31, 2021, and 2020 we reported net cash used in investing activities of $27,922 and $2,884 respectively. Net cash used in investing activities for current periods primarily consisted of strategic investment in equity-accounted investees and capital expenditure.

Cash flows generated from financing activities

For the three months ended March 31, 2021 and 2020 we reported net cash flows generated from financing activities of $35,337 and $421, respectively. During the three months ended March 31, 2021 our net borrowings increased by $34,093 mainly due to refinancing of senior term debt completed during the quarter. The Company collected $1,244 from the issuance of common stock of the Company.

Debt

For more information, refer to Note 9, "Debt,"  to our consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

Apart from certain non-recourse receivables factoring as mentioned in the Note 9 "Debt" of the notes to the consolidated financial statements, we have no other material off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements in conformity with US-GAAP, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. These judgments are subject to an inherent degree of uncertainty by their nature. Accordingly, actual results may vary significantly from the estimates we have applied.

Please refer to Note 2, "Summary of Significant Accounting Policies" of the Notes to the consolidated financial statements included in Item 1 for a complete description of our critical accounting policies and estimates..

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek has qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were ineffective as of March 31, 2021.

Management’s Report on Internal Control over Financial Reporting:

Management is  responsible for establishing and maintaining adequate internal controls over financial reporting, as such terms defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management with the participation of Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal controls over financial reporting as of March 31, 2021 based on the framework in “Internal Control-Integrated Framework” issued by Committee of Sponsoring Organizations of the Treadway Commission (2013). At December 31, 2020, management identified a material weakness in the operation of the Company’s internal controls over revenue recognition. In view of the existence of the material weakness and based on the assessment at the quarter end, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31 2021, our disclosure controls and procedures were ineffective. Notwithstanding the material weakness in internal control over financial reporting relating to revenue process disclosed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements present fairly in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

A material weakness was identified in the operation of the Company’s internal financial controls over revenue recognition (and corresponding “unbilled revenue” asset) in certain reporting units.  It was observed that for few customers the amount of revenue accrued in the books of accounts was on lower side than what was billed to those customers. Management carried out measurement adjustments in respect of discounts, penalties etc to revenue recognised in the books of account as the COVID 19 situation gave rise to uncertainties.  However, these judgements were not adequately documented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness described above did not result in any material misstatements to the company’s previously issued financial statements, nor in the financial statements disclosed in this form 10-Q.

Remediation Plan:

The Company’s management is committed to maintaining a strong internal control environment. In response to the identified material weakness, the management immediately performed a detailed root-cause analysis of the highlighted issues and implemented certain corrective actions.The management has redefined the revenue recognition process combining automation and manual controls wherever appropriate.  Documentation underlying key judgments is enhanced and “review” controls are further strengthened to reflect appropriate accounting treatment. While the management has completed the implementation of the corrective actions, it will also monitor the effectiveness of the controls through continuous monitoring

Changes in Internal Control over Financial Reporting:

Subject to the above,  there were no changes in our internal control over financial reporting that occurred during quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for the following

The recent Coronavirus or COVID-19 outbreak continues to expand and may adversely affect our financial condition and results of operations for 2021.

The recent government-imposed restrictions around the world have significantly impacted businesses and their workforces. Most of the geographies in which we operate have been affected by local lockdowns or restrictions on facilities access. Other geographies may be impacted as the coronavirus/COVID-19 spreads and/or existing restrictions may be extended/strengthened. At this point, it is impossible to predict the degree to which supply and demand for our outsourcing services will be affected and the duration of such impact. This uncertainty makes it challenging for management to estimate the future performance of our businesses. However, the impact of COVID-19 will have an adverse impact on our results of operations over the near to medium term.

Given the overall uncertainty and fluidity of the current global pandemic response, coupled with how various government-imposed limitations may translate into client service delivery constraints, the Company may identify additional risk factors going forward which will be provided in the Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Exhibit Description	Exhibit	Filing Date
10.1	Separation Agreement with Rajiv Ahuja dated March 31,2021	Form 8-K	10.1	April 5, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2021 and 2020(Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Aparup Sengupta	Date: May 10, 2021
Aparup Sengupta
Global CEO
(principal executive officer)

By:	/s/ Vikash Sureka	Date: May 10, 2021
Vikash Sureka
Chief Financial Officer
(principal financial and accounting officer)