Form 10-Q
period 2021-06-30
Startek, Inc.
filed 2021-08-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of  July 31, 2021, there were 40,799,339 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on March 16, 2021 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	189,436	142,652	352,931	303,829
Warrant contra revenue	(405)	(485)	(830)	(763)
Net Revenue	$189,031	$142,167	$352,101	$303,066
Cost of services	(164,477)	(126,354)	(302,860)	(267,195)
Gross profit	$24,554	$15,813	$49,241	$35,871

Selling, general and administrative expenses	(12,298)	(14,644)	(26,469)	(31,899)
Impairment losses and restructuring/exit cost	19	(235)	(1,879)	(24,557)
Operating income/ (loss)	$12,275	$934	$20,893	$(20,585)

Share of income/ (loss) of equity-accounted investees	59	(12)	45	(20)
Interest expense, net	(2,484)	(3,190)	(16,253)	(6,696)
Exchange gain / (loss), net	363	(1,637)	575	291
Income/ (loss) before income taxes	$10,213	$(3,905)	$5,260	$(27,010)
Income tax expense	(2,093)	(1,283)	(6,995)	(4,159)
Net income/ (loss)	$8,120	$(5,188)	$(1,735)	$(31,169)

Net income/ (Loss)
Net income attributable to non-controlling interests	1,235	29	3,535	605
Net income/ ( loss) attributable to Startek shareholders	6,885	(5,217)	(5,270)	(31,774)

Net income/ (loss) per common share - basic	$0.17	$(0.14)	$(0.13)	$(0.82)
Net income/ (loss) per common share - diluted	$0.17	$(0.14)	$(0.13)	$(0.82)

Weighted average common shares outstanding - basic	40,786	38,614	40,689	38,571
Weighted average common shares outstanding - diluted	41,222	38,614	40,689	38,571

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income/ (loss)	$8,120	$(5,188)	$(1,735)	$(31,169)
Net income attributable to non-controlling interests	1,235	29	3,535	605
Net income/ ( loss) attributable to Startek shareholders	6,885	(5,217)	(5,270)	(31,774)

Other comprehensive (loss) / income, net of taxes:
Foreign currency translation adjustments	(876)	727	(1,968)	(3,665)
Change in fair value of derivative instruments	-	(8)	8	(680)
Pension amortization	(37)	(3,026)	(421)	(2,630)
Other comprehensive loss	$(913)	$(2,307)	$(2,381)	$(6,975)

Other comprehensive (loss) / income, net of taxes
Other comprehensive loss attributable to non-controlling interests	-	(1,787)	(69)	(1,624)
Other comprehensive loss attributable to Startek shareholders	(913)	(520)	(2,312)	(5,351)
	$(913)	$(2,307)	$(2,381)	$(6,975)
Comprehensive (loss) / income
Comprehensive income/ (loss) attributable to non-controlling interests	1,235	(1,758)	3,466	(1,019)
Comprehensive income/ (loss) attributable to Startek shareholders	5,972	(5,737)	(7,582)	(37,125)
	$7,207	$(7,495)	$(4,116)	$(38,144)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	47,018	44,507
Restricted cash	7,045	6,052
Trade accounts receivables, net	93,735	83,560
Unbilled revenue	51,685	49,779
Prepaid and other current assets	15,148	14,542
Total current assets	$214,631	$198,440

Non-current assets
Property, plant and equipment, net	34,692	34,225
Operating lease right-of-use assets	59,906	69,376
Intangible assets, net	95,297	100,440
Goodwill	183,397	183,397
Investment in equity-accounted investees	25,052	111
Deferred tax assets, net	3,154	5,294
Prepaid expenses and other non-current assets	14,816	13,370
Total non-current assets	$416,314	$406,213
Total assets	$630,945	$604,653

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payables	9,885	20,074
Accrued expenses	58,203	57,118
Short term debt	6,983	15,505
Current maturity of long term debt	2,294	2,180
Current maturity of operating lease obligation	17,623	19,327
Other current liabilities	46,813	39,987
Total current liabilities	$141,801	$154,191

Non-current liabilities
Long term debt	164,623	118,315
Operating lease liabilities	44,326	52,052
Other non-current liabilities	17,754	15,498
Deferred tax liabilities, net	16,971	17,715
Total non-current liabilities	$243,674	$203,580
Total liabilities	$385,475	$357,771

Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,796,179 and 40,453,462 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	408	405
Additional paid-in capital	291,401	288,700
Accumulated deficit	(90,813)	(85,543)
Accumulated other comprehensive loss	(9,598)	(7,286)
Equity attributable to Startek shareholders	$191,398	$196,276
Non-controlling interests	54,072	50,606
Total stockholders’ equity	$245,470	$246,882
Total liabilities and stockholders’ equity	$630,945	$604,653

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(1,735)	$(31,169)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,470	14,328
Impairment of goodwill	-	22,708
Profit on sale of property, plant and equipment	(73)	-
Provision for doubtful accounts	32	889
Amortisation of debt issuance cost	2,827	761
Amortisation of call option premium	480	-
Warrant contra revenue	830	763
Share-based compensation expense	591	209
Deferred income taxes	(1,255)	1,604
Share of (income)/ loss of equity-accounted investees	(45)	20

Changes in operating assets and liabilities:
Trade accounts receivables	(11,412)	34,022
Prepaid expenses and other assets	(2,971)	(2,301)
Trade accounts payables	(9,965)	(5,920)
Income taxes, net	2,724	(2,314)
Accrued expenses and other current liabilities	9,505	15,558
Net cash generated from operating activities	$3,003	$49,158

Investing Activities
Purchase of property, plant and equipment	(7,513)	(7,864)
Investment in equity-accounted investees	(25,000)	-
Payments for call option premium	(3,000)	-
Proceeds from equity-accounted investees	104	395
Net cash used in investing activities	$(35,409)	$(7,469)

Financing Activities
Proceeds from the issuance of common stock	1,283	8,009
Proceeds from long term debt	165,000	-
Payments on long term debt	(117,600)	(4,200)
Payments for loan fees related to long term debt	(2,794)	-
Proceeds from (payments on) other debt, net	(9,431)	(21,210)
Net cash generated from/ (used in) financing activities	$36,458	$(17,401)

Net increase in cash and cash equivalents	4,052	24,288
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(548)	(497)
Cash and cash equivalents and restricted cash at beginning of the period	50,559	32,626
Cash and cash equivalents and restricted cash at end of the period	$54,063	$56,417

Components of cash and cash equivalents and restricted cash
Balance with banks	47,018	47,451
Restricted cash	7,045	8,966
Total cash and cash equivalents and restricted cash	$54,063	$56,417

Supplemental disclosure of Cash Flow Information
Cash paid for interest and other finance costs	17,091	6,440
Cash paid for income taxes	5,541	4,017
Non-cash warrant contra revenue	830	763
Non-cash share-based compensation expenses	591	209

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock				Other Items of OCI
	Shares	Amount	Additional paid-in	Accumulated	Foreign currency	Change in fair value of	Unrecognised	Equity attributable to Startek	Non-controlling	Total stockholders'
			capital	deficit	translation	derivative instruments	pension cost	shareholders	interest	equity
Three months ended
Balance at March 31, 2021	40,781,804	$408	$290,646	$(97,698)	$(5,621)	$-	$(3,064)	$184,671	$52,837	$237,508
Issuance of common stock	14,375	0	39	-	-	-	-	39	-	39
Share-based compensation expenses	-	-	311	-	-	-	-	311	-	311
Warrant expenses	-	-	405	-	-	-	-	405	-	405
Net income (loss)	-	-	-	6,885	-	-	-	6,885	1,235	8,120
Other comprehensive loss for the period	-	-	-	-	(876)	-	(37)	(913)	-	(913)
Balance at June 30, 2021	40,796,179	$408	$291,401	$(90,813)	$(6,497)	$-	$(3,101)	$191,398	$54,072	$245,470

Balance at March 31, 2020	38,541,724	$385	$277,852	$(73,115)	$(8,960)	$(197)	$(1,696)	$194,269	$47,478	$241,747
Issuance of common stock	1,668,575	16	7,950	-	-	-	-	7,966	-	7,966
Share-based compensation expenses	-	-	(82)	-	-	-	-	(82)	-	(82)
Warrant expenses	-	-	485	-	-	-	-	485	-	485
Net income (loss)	-	-	-	(5,217)	-	-	-	(5,217)	29	(5,188)
Other comprehensive loss for the period	-	-	-	-	727	(8)	(1,239)	(520)	(1,787)	(2,307)
Balance at June 30, 2020	40,210,299	$401	$286,205	$(78,332)	$(8,233)	$(205)	$(2,935)	$196,901	$45,720	$242,621

Six months ended
Balance at December 31, 2020	40,453,462	$405	$288,700	$(85,543)	$(4,529)	$(8)	$(2,749)	$196,276	$50,606	$246,882
Issuance of common stock	342,717	3	1,280	-	-	-	-	1,283	-	1,283
Share-based compensation expenses	-	-	591	-	-	-	-	591	-	591
Warrant expenses	-	-	830	-	-	-	-	830	-	830
Net income (loss)	-	-	-	(5,270)	-	-	-	(5,270)	3,535	(1,735)
Other comprehensive loss for the period	-	-	-	-	(1,968)	8	(352)	(2,312)	(69)	(2,381)
Balance at June 30, 2021	40,796,179	$408	$291,401	$(90,813)	$(6,497)	$-	$(3,101)	$191,398	$54,072	$245,470

Balance at December 31, 2019	38,525,636	$385	$276,827	$(46,145)	$(4,568)	$475	$(1,929)	$225,045	$46,739	$271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	1,684,663	16	7,993	-	-	-	-	8,009	-	8,009
Share-based compensation expenses	-	-	209	-	-	-	-	209	-	209
Warrant expenses	-	-	763	-	-	-	-	763	-	763
Net income (loss)	-	-	-	(31,774)	-	-	-	(31,774)	605	(31,169)
Other comprehensive loss for the period	-	-	-	-	(3,665)	(680)	(1,006)	(5,351)	(1,624)	(6,975)
Balance at June 30, 2020	40,210,299	$401	$286,205	$(78,332)	$(8,233)	$(205)	$(2,935)	$196,901	$45,720	$242,621

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 45,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 200 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

The Company offers a repository of digital and omnichannel solutions based on decades of experience in driving growth by putting the customer at the center of our business. Because no one solution fits all, we have crafted solution delivery to suit various industries. Startek has delivery campuses across India, United States, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru, and Sri Lanka.

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

These consolidated financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of full-year results.

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

As of December 31, 2020, the consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by US-GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended  December 31, 2020.

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

Revenue

The Company utilizes a five-step process given in ASC 606, for revenue recognition that focuses on the transfer of control, rather than the transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer to Note 4 on "Revenue from Contracts with Customers" for further information.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, current maturity of operating lease liabilities, and operating lease liabilities in our consolidated balance sheet. Finance leases are included in property plant and equipment, long-term debt, accrued expenses, and other current liabilities in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the balance lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of initial application on determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain to exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Rent discounts and deferment of rent that were received due to COVID-19 have been accounted for without lease modification using the practical expedient provided by the FASB. Refer to Note 13 "Leases" for information and related disclosures.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. The excess of the cost of the acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Acquisition-related costs are expensed as incurred.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans, and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would be more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 3 for information and related disclosures.

Intangible assets acquired in a business combination were recorded at fair value at the acquisition date using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at least annually, or more frequently if indicators of impairment arise. Refer to Note 3 on "Goodwill and Intangible assets" for further information.

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

Investment in equity-accounted investee is accounted using the equity method of accounting. Under the equity method, the investment in equity-accounted investees is initially recognized at cost and adjusted thereafter for the post-acquisition changes in the Company’s share of net assets of the equity-accounted investees. Goodwill relating to an investment in equity-accounted investees, if any, is included in the carrying amount of the investment and is neither amortized nor individually tested for impairment.

The consolidated statement of income reflects the Company’s share of the results of operations of the equity-accounted investees. When there has been a change recognized directly in the equity of the equity-accounted investees, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity-accounted investment are eliminated to the extent of the interest in the equity-accounted investees. The Company’s share of profit/loss of equity-accounted investees is shown on the face of the consolidated statement of income/(loss).

The financial statements of the equity-accounted investee are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After the application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity-accounted investees is impaired if there has been other than a temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the ‘share of profit/(loss) of equity-accounted investees in the consolidated statement of income (loss).

Stock-Based Compensation

We recognize expenses related to all share-based payments to employees, including grants of employee stock options, based on the grant-date fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments. We include an estimate of forfeitures when calculating compensation expenses. We use the Black-Scholes method for valuing stock-based awards. See Note 10, “Share-Based Compensation” for further information.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in US GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is still in the process of assessing the impact of this ASU.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units	June 30, 2021	December 31, 2020
Americas	64,315	64,315
India	12,554	12,554
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
South Africa	-	-
Argentina	-	-
Australia	4,145	4,145
Total	$183,397	$183,397

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The assumptions used in the analysis are based on the Company’s internal budget. The Company projects revenue, operating margins, and cash flows for a period of five years and applies a perpetual long-term growth rate using discounted cash flows (DCF) method. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. In arriving at its forecasts, the Company considers past experience, economic trends and inflation, and industry and market trends, including the outbreak of COVID-19. The projections also take into account factors such as the expected impact from new client wins and expansion from existing clients' businesses and efficiency initiatives, and the maturity of the markets in which each business operates.

As of June 30, 2021, based on the qualitative assessment, we concluded there is no impairment of goodwill.

The following table presents the changes in goodwill during the three months ended June 30, 2021 and year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Opening balance	183,397	219,341
Impairment	-	(35,944)
Ending balance	$183,397	$183,397

Intangible Assets

The following table presents our intangible assets:

	As of June 30, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	19,072	47,148	6.5
Brand	49,500	13,226	36,274	7.1
Trademarks	13,210	2,596	10,614	7.5
Other intangibles	2,130	869	1,261	4.9
	$131,060	$35,763	$95,297

	As of December 31, 2020
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	16,289	49,931	6.5
Brand	49,500	11,408	38,092	7.1
Trademarks	13,210	2,155	11,055	7.5
Other intangibles	2,130	768	1,362	4.9
	$131,060	$30,620	$100,440

As of June 30, 2021, based on the qualitative assessment, we concluded there is no impairment of the Company's intangible assets.

Expected future amortization of intangible as of June 30, 2021 is as follows:

Years Ending December 31,	Amount
Remainder of 2021	5,175
2022	10,350
2023	10,306
2024	10,252
2025	10,252
Thereafter	48,962

4.  REVENUE

The Company follows a five-step process in accordance with ASC 606, for revenue recognition that focuses on the transfer of control, rather than the transfer of risks and rewards.

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

Our stand-ready obligation involves outsourcing of the entire customer care life cycle, including:

•	The identification, operation, management, and maintenance of facilities, IT equipment, and IT and telecommunications infrastructure
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

We are generally entitled to invoice for our services on a monthly basis. We invoice according to the hourly and/or per-transaction rates stated in each contract for the various activities we perform. Some contracts include opportunities to earn bonuses or include parameters under which we will incur penalties related to performance in any given month. Bonus or penalty amounts are based on the current month’s performance. Formulas are included in the contracts for the calculation of any bonus or penalty. There is no other performance in future periods that will impact the bonus or penalty calculation in the current period. We estimate the amount of the bonus or penalty using the “most likely amount” method and we apply this method consistently. The bonus or penalty calculated is generally approved by the client prior to billing (and revenue being recognized).

Practical expedients and exemptions

Because the Company’s contracts are essentially month-to-month, we have elected the following practical expedients:

•

ASC 606-10-50-14 exempts companies from the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less

•

ASC 340-40-25-4 allows companies to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

•

ASC 606-10-32-2A allows an entity to make an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value-added, and some excise taxes)

•

ASC 606-10-55-18 allows an entity that has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenues by our clients' industry verticals for the three and six months ended June 30, 2021 and 2020 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Vertical:	2021	2020	2021	2020
Telecom	53,611	50,186	105,285	105,527
Healthcare & Education	40,018	9,178	57,705	22,617
E-commerce & Consumer	26,221	21,354	52,324	47,802
Media & Cable	23,778	22,099	49,572	45,265
Financial & Business Services	15,763	10,438	31,214	23,833
Travel & Hospitality	10,542	14,179	21,039	29,965
Technology, IT & Related Services	4,858	4,402	9,939	9,497
All other verticals	14,645	10,816	25,853	19,323
Gross revenue	189,436	142,652	352,931	303,829
Less: Warrant contra revenue	(405)	(485)	(830)	(763)
Net revenue	$189,031	$142,167	$352,101	$303,066

5. NET GAIN / (LOSS) PER SHARE

Basic earnings per common share are computed based on our weighted average number of common shares outstanding. Diluted earnings per share are computed based on our weighted average number of common shares outstanding plus the effect of dilutive stock options, non-vested restricted stock, and deferred stock units, using the treasury stock method.

When a net loss is reported, potentially issuable common shares are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

For three and six months ended June 30, 2021 and 2020, the following number of shares were used in the computation of basic/diluted earnings per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares used in basic earnings per share calculation:	40,786	38,614	40,689	38,571
Effect of dilutive securities:	-	-	-	-
Stock options	436	-	-	-
Restricted stock/Deferred stock units	-	-	-	-
Total effects of dilutive securities	436	-	-	-
Shares used in dilutive earnings per share calculation:	41,222	38,614	40,689	38,571

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation and employee benefit plans" for more information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive securities:
Stock options	62	1,948	2,114	1,948

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of June 30, 2021, based on the qualitative assessment, we concluded there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other acquisition-related costs, which are included in other accrued liabilities in our consolidated balance sheet. The changes during the six months ended June 30, 2021 and the year ended December 31, 2020.

	Employee related	Facilities related	Total
Balance as of December 31, 2020	-	25	25
Accruals/(reversals)	1,837	42	1,879
Payments	(1,756)	(67)	(1,823)
Balance as of June 30, 2021	$81	$-	$81

	Employee related	Facilities related	Total
Balance at December 31, 2019	1,326	514	1,840
Accruals/(reversals)	1,499	356	1,855
Payments	(2,825)	(845)	(3,670)
Balance at December 31, 2020	$-	$25	$25

Employee related

In 2021, the Company has closed one of its facilities in Canada, where we have terminated service of number of employees. We have also offered a voluntary retirement plan to certain employees in one other geography. We have recognized a provision for employee-related costs regarding the above voluntary/involuntary termination. We expect to pay the remaining termination costs of $81 by the end of the third quarter of 2021.

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

The Company had terminated all cash flow hedges contracts early in April 2020 due to a change in counterparty relationship, hence balance as of June 30, 2021 is nil.

	Gain (Loss) Recognized in AOCI, net of tax	Gain (Loss) Recognized in AOCI, net of tax	Gain/ (Loss) Reclassified from AOCI into Income	Gain/ (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Cash flow hedges:
Foreign exchange contracts	$-	$(434)	$8	$(246)

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contracts as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in the fair value of these derivatives are recognized as incurred in Exchange gains (losses), net in the consolidated statement of income (loss). The following table presents these amounts for the three and six months ended June 30, 2021 and 2020:

Derivatives not designated under ASC 815	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six months ended June 30, 2021	For the Six Months Ended June 30, 2020
Foreign currency forward contracts	$-	$(1,304)	$-	$468
Interest rate swap	$-	$(83)	$-	$(423)

The Company had terminated all derivative (non-designated hedge) contracts in November 2020 and realized and accounted for gain and loss on settlement of contracts in the consolidated statement of income (loss).

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

Level 3 - Unobservable inputs that cannot be supported by market activity and are significant to the fair value of the asset, liability, or equity such as the use of certain pricing models, discounted cash flow models, and similar techniques use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability:

Derivative Instruments

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices, and yield curves. The inputs to the valuation pricing models are observable in the market, and as such the derivatives are classified as Level 2 in the fair value hierarchy.

As of June 30, 2021, the Company has settled all derivative contracts, hence there are no derivative assets and liabilities.

9. DEBT

The below table presents details of the Company's debt:

	June 30, 2021	December 31, 2020
Short term debt
Working capital facilities	6,983	15,506
Current portion of long term debt
Current maturity of long term loan	-	-
Current maturity of equipment loan	1,773	1,664
Current maturity of finance lease obligations	521	516
Total	$9,277	17,686

Long term debt
Term loan, net of debt issuance costs	162,363	$114,930
Equipment loan	2,093	2,955
Finance lease obligations	167	430
Total	$164,623	$118,315

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $7 million as of June 30, 2021.

Term loan

On February 18, 2021, the Company completed a debt refinancing with a newly secured $185 million senior debt facility, comprising a $165 million term loan and a $20 million revolving credit facility. Under the new senior debt, borrowings will bear a tiered interest rate based on the Company’s consolidated net leverage ratio and is initially set at LIBOR plus 450 basis points.

The term loan facility amortizes 2.5% on the date that is 21, and 24 months from closing, 3.75% on the date that is 27, 30, 33, and 36 months from closing, 5.0% on the date that is 39, 42, 45, 48 and 51 months from closing, 10% on the date that is 54 months from closing and 15% on the date that is 57 months from closing and balance will be paid on the closure of term loan.

On February 22, 2021, the Company used proceeds from the above facilities agreement to prepay and terminate the existing credit facility made available to it under that certain Amended and Restated Senior Term and Revolving Facilities Agreement, dated October 27, 2017.

Principal payments due on the term loan are as follows:

Years	Amount
Remainder of 2021	-
2022	4,125
2023	22,688
2024	30,937
2025	57,750
2026	49,500
Total	$165,000

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

The Company incurred debt issuance costs of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortized debt issuance cost of the old term loan in interest expenses, net in the consolidated statements of income (loss).

In connection with the new term loan, the unamortized debt issuance costs as of June 30, 2021 amount to $2.6 million which are net against long-term debt on the consolidated balance sheet.

Following table presents the changes in debt issuance cost during the six months ended June 30, 2021 and the year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Opening balance	2,670	4,125
Add: Debt issuance cost (refinancing of term loan)	11,269	-
Less: Expensed out (ASC 470 - extinguishment or modification)	(10,937)	-
Less: Amortisation of debt issuance cost	(365)	(1,455)
Closing balance	$2,637	$2,670

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was $32.7 million as of  June 30, 2021.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets for $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019. The amount outstanding as of June 30, 2021 is $0.2 million.

Equipment Loan

On November 02, 2020, the Company executed Master Equipment Finance Agreement to finance the purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amount outstanding as of June 30, 2021 is $3.7 million.

Finance lease obligations

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets.

10. SHARE-BASED COMPENSATION

Amazon Warrant

On January 23, 2018, Startek entered into the Amazon Transaction Agreement, pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. On May 17, 2019, the Company issued and sold 692,520 shares of Common Stock to certain investors at a price per share of $7.48.   The Warrant contains certain anti-dilution provisions and as a result of such offering, the total number of shares issuable to Amazon was adjusted from 4,000,000 to 4,002,964 and the exercise price of the Warrant was adjusted from $9.96 per share to $9.95 per share. On June 29, 2020, the Company issued and sold 1,540,041 shares of Common Stock to CSP Victory Limited at a price per share of $4.87 per share.  As a result of such transaction, the total number of shares issuable to Amazon has been adjusted from 4,002,964 to 4,006,051 and the exercise price of the Warrant was adjusted from $9.95 per share to $9.94 per share. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

The first tranche of 425,532 Warrant Shares was vested upon the execution of the Amazon Transaction Agreement. The remainder of the Warrant Shares will vest in various tranches based on Amazon’s payment of up to $600 million to us or any of our affiliates in connection with the receipt by Amazon or any of its affiliates of commercial services from us or any of our affiliates. The Warrant Shares are exercisable through January 23, 2026.

The second tranche of 212,766 Warrant Shares was vested on May 31, 2019. The amount of contra revenue attributed to these Warrant Shares is $730.

The third tranche of 212,953 Warrant Shares was vested on  Feb 29, 2020. The amount of contra revenue attributed to these Warrant Shares is $278 after adjusting the impact of $413 towards adoption of ASU 2019-08 on January 01, 2020 and $565 towards accrual till December 31, 2019, respectively using initial grant-date fair value.

The fourth tranche of 213,162 Warrant Shares was vested on Dec 31, 2020. The amount of contra revenue attributed to these Warrant Shares is $1,257 using initial grant-date fair value.

As per ASC 606, the Company has accrued $405 and $830 for three and six months ended June 30, 2021, respectively using initial grant-date fair value.

The contra-revenue and equity are estimated and recorded, using the Monte Carlo pricing model, when performance completion is probable, with adjustments in each reporting period until performance is complete in conformance with ASC 606 and ASC 718 requirements.

The Warrant provides for net share settlement that will reduce the number of shares issued upon exercise to reflect the net settlement of the exercise price if elected by the holders. The Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. Vested Warrant Shares are classified as equity instruments.

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units, and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three and six months ended June 30, 2021 was $311 and $591, respectively, and is included in selling, general and administrative expenses. As of June 30, 2021, there was $1,284 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.92 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2020	(4,529)	(8)	(2,749)	(7,286)	(3,071)	(10,357)
Foreign currency translation	(1,968)	-	-	(1,968)	-	(1,968)
Reclassification to operations	-	8	-	8	-	8
Unrealized losses	-	-	-	-	-	-
Pension remeasurement	-	-	(352)	(352)	(69)	(421)
Balance at June 30, 2021	$(6,497)	$-	$(3,101)	$(9,598)	$(3,140)	$(12,738)

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

Our operating business model is focused on the geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography-wise, hence the geographical level represents the operating segments of Startek Inc.

We report our results of operations in Six reportable segments, as follows:

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Middle East
e) Argentina & Peru
f) Rest of World

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Americas	84,680	58,479	148,605	126,647
India & Sri Lanka	24,079	16,698	45,561	40,950
Malaysia	13,816	12,017	28,781	23,902
Middle East	45,714	36,243	88,954	70,760
Argentina & Peru	9,143	8,997	17,302	19,205
Rest of World	11,599	9,733	22,898	21,602
Total	$189,031	$142,167	$352,101	$303,066

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating income (loss):
Americas	5,369	(255)	7,264	671
India & Sri Lanka	2,594	(210)	1,366	(905)
Malaysia	3,414	3,305	7,828	4,940
Middle East	3,009	598	8,750	2,215
Argentina & Peru	(393)	(376)	(436)	(360)
Rest of World	865	453	1,264	725
Segment operating income	14,858	3,515	26,036	7,286
Startek consolidation adjustments
Goodwill impairment	-	-	-	(22,708)
Intangible amortization	(2,583)	(2,581)	(5,143)	(5,163)
Total operating income	$12,275	$934	$20,893	$(20,585)

A single client accounted for 16% and 20% of the consolidated total net revenue during the three months ended June 30, 2021 and 2020, respectively, and 17% and 18% during the six months ended June 30, 2021 and 2020, respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As on	As on
	June 30, 2021	December 31, 2020
Property, plant and equipment, net:
Americas	13,127	14,455
India & Sri Lanka	9,618	8,069
Malaysia	3,285	3,749
Middle East	5,509	4,736
Argentina & Peru	1,287	1,257
Rest of World	1,866	1,959
Total	$34,692	$34,225

13.  LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipments. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Operating lease cost	$6,479	$7,111	$13,288	$14,370

Finance lease cost:
Amortization of right-of-use assets	153	342	339	668
Interest on lease liabilities	15	30	32	74
Total Finance lease cost	$168	$372	$371	$742

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13,246	14,062
Operating cash flow from finance leases	32	74
Financing cash flows from finance leases	371	742

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,105	17,278
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use assets	$59,906	$69,376

Operating lease liabilities - Current	17,623	19,327
Operating lease liabilities - Non-current	44,326	52,052
Total operating lease liabilities	$61,949	$71,379

Finance Leases
Property and equipment, at cost	4,351	4,351
Accumulated depreciation	(3,370)	(3,010)
Property and equipment, at net	$981	$1,341

Finance lease liabilities - Current	521	516
Finance lease liabilities - Non-current	167	430
Total finance lease liabilities	$688	$946

Weighted average remaining lease term	As of June 30, 2021	As of December 31, 2020
Operating leases (in years)	3.86 yrs	4.18 years
Finance leases (in years)	0.42 yrs	0.92 years

Weighted average discount rate
Operating leases	6.8%	6.9%
Finance leases	6.0%	6.0%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
Remainder of 2021	21,552	287
2022	16,217	441
2023	12,567	-
2024	9,383	-
2025	3,580	-
Thereafter	2,512	-
Total Lease payments	65,811	728
Less imputed interest	(3,862)	(40)
Total	$61,949	$688

14.  INVESTMENT IN EQUITY-ACCOUNTED INVESTEES

Following are the entity wise details of equity-accounted investees:

	% of ownership interest		Carrying amount
Name of entity	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
a) CSS Corp LP	61.35%	0%	25,052	-
b) Immaterial associates			-	111
Carrying amount of investment in equity-accounted investees			25,052	111

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Aggregate amounts of the group’s share of profit/ (loss) of equity-accounted investees (a+b)	59	(12)	45	(20)

a) CSS Corp LP

On February 25, 2021, the Company announced a $25 million strategic minority investment in CSS Corp. (“CSS”), a new-age IT services and technology support solutions company that harnesses the power of AI, automation, analytics, cloud, and digital to address customer needs. Through this investment, Startek acquired an indirect beneficial interest in CSS of approximately 26%, with Capital Square Partners (“CSP” or “CSP Fund”), a Singapore-based Private Equity Fund Manager, and the Company’s majority shareholder, acquiring the majority controlling stake.

The Company and CSP Alpha Holdings Pte. Ltd., a subsidiary of the Company, participated in this transaction by (i) contributing $25 million to acquire approximately 62.5%* in CSS Corp LP, and (ii) paying $5 million to CSP Management Limited to acquire certain call options. These call options to acquire a controlling stake in CSS are only exercisable by the Company during the period from August 19, 2022, to April 19, 2023, without any obligation and are currently considered to be not substantive.

*Subsequently reduced to 61.35%

The Company has assessed CSS Corp LP to be a variable interest entity (‘VIE’) and per ASC 810-10-25-44 concluded that it is not the primary beneficiary. Amongst other factors, the Company’s basis of this conclusion is that it lacks the power to direct or control any significant activities of the VIE and that the design and structure of the VIE were not specifically for the benefit of the Company. Further, CSS Corp LP’s objectives as an investment company is an extension of the investment activities of CSP Fund. The Company has accordingly, accounted for this transaction under the equity-accounted investee method of accounting in accordance with ASC 323-30-S999-1. The Company's share of profit/loss of equity-accounted investee is accounted under the “equity method” as per which the share of profit/(loss) of equity-accounted investee has been added to the cost.

Summarised financial position			June 30, 2021	December 31, 2020
Current assets			55	-
Non-current assets			40,839	-
Current and non-current liabilities			(59)	-
Net assets			40,835	-

Reconciliation to carrying amounts			June 30, 2021	December 31, 2020
Opening net assets			-	-
Acquired during the year			40,750	-
Share of profit of equity-accounted investees			85	-
Other comprehensive income			-	-
			40,835	-

Company share in %			61.35%	0%
Company share			25,052	-
Carrying amount of investment in equity-accounted investee			25,052	-

Summarized statement of comprehensive income	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Revenue	-	-	-	-
Other income	139	-	139	-
Expenses	(34)	-	(54)	-
Profit for the period	105	-	85	-
Other comprehensive income	-	-	-	-
Total comprehensive income for the period	105	-	85	-
Aggregate amounts of the Company share of profit of equity-accounted investee	64	-	52	-

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

			June 30, 2021	December 31, 2020
Carrying amount of individually immaterial investment in equity-accounted investee			-	111

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Aggregate amounts of share of:
Loss of equity-accounted investee	(5)	(12)	(7)	(20)
Other comprehensive income	-	-	-	-
	(5)	(12)	(7)	(20)

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 45,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 200 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

SIGNIFICANT DEVELOPMENTS

Cyber Security Incident

On June 30, 2021, we suffered an attempted encryption attack. While the attackers or the threat actors failed to shut down company operations, they however encrypted some of our operating systems and application servers. We took immediate steps to remedy the situation and based on the numerous steps undertaken, we believe that the incident is contained, and we have eradicated any remnants of the attack. This incident resulted in temporary disruption to our business that was caused by the threat actors encrypting some of our systems and our precautionary actions to move certain of our systems offline. The impact of this incident on our clients was varied and was dependent on the region of our service delivery. Many of our clients faced no disruptions as the network and systems in those regions weren’t compromised, however, in some regions our customers faced disruptions especially where we support work from home operations. In addition, with-in the impacted clients, many of them maintained connectivity with our network, allowing us to continue to provide service, however, some clients chose to temporarily suspend our access to their networks as a measure of abundant caution.

Since the Incident, we have (a) restored the security of our systems and networks, (b) significantly enhanced the continuous monitoring of our entire information security environment, (c) implementation various enhancements to our network and processes to prevent the recurrence of such incidents, (d) notified the incident to the various law enforcement agencies and are closely coordinating with them, (e) launched an investigation to determine if any sensitive data was at risk during the incident, and, (f) have engaged leading external forensics and cybersecurity experts, to conduct a comprehensive study on the incident so as to arrive at the root cause of the security breach and advise the management on remedial steps that can be taken to thwart such incidents in the future.

As the incident occurred on the last day of the second quarter, our year-over-year revenue growth for the second quarter was not impacted, however, we expect that the incident may impact our revenues for the second half of 2021. In addition, we expect to incur costs related to the incident as we remedy the situation and make incremental investments to enhance the overall security of our information technology environment. We have a comprehensive cyber insurance policy that covers amongst others, costs related to privacy breach, digital asset replacement, business income loss, data breach notification, emergency costs, regulatory proceeding defense costs, penalties, etc., however, we expect that some of the costs and investments may not be covered under the insurance policy. We also expect that there could be certain other potential consequences, which includes but are not limited to, negative publicity, reputational damage, loss of trust with customers, regulatory action, notification to persons whose data was compromised, litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers regarding coverage.

Coronavirus

The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place, and social distancing orders in numerous jurisdictions around the world. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. In response to COVID-19, we have prioritized our employees' safety and well-being, business continuity for our clients, and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to helping our clients navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps and will continue to take further actions, to address the COVID-19 pandemic. We have taken additional measures to ensure the safety of our employees in India who are facing a strong second wave of the Pandemic. We continue to work closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. In discussion with our clients, we continue to maintain many of our employees on a work-at-home model. The impact of COVID-19 in the first half of fiscal 2021 was not significant on the Company. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our operations within the expected parameters, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the various governments to prevent disease spread, all of which remain uncertain and cannot be predicted.

RESULTS OF OPERATIONS — three months ended June 30, 2021 AND 2020

Revenue

Our gross revenues for the three months ended June 30, 2021 increased by 32.8% to $189,436 as compared to $142,652 for the three months ended June 30, 2020.

Our net revenue for the quarter ended June 30, 2021 and 2020:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Revenues	189,436	142,652
Warrant Contra Revenue	(405)	(485)
Net Revenue	$189,031	$142,167

Our net revenues adjusted for warrant contra revenue for the three months ended June 30, 2021 were higher at $189,031 compared to $142,167 for the three months ended June 30, 2020.

The breakdown of our net revenues from various industry verticals for three months ended June 30, 2021 and 2021 is as follows:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020

Verticals:
Telecom	53,611	50,186	28%	35%
Healthcare & Education	40,018	9,178	21%	6%
E-commerce & Consumer	26,221	21,354	14%	15%
Media & Cable	23,778	22,099	13%	16%
Financial & Business Services	15,763	10,438	8%	7%
Travel & Hospitality	10,542	14,179	6%	10%
Technology, IT & Related Services	4,858	4,402	3%	3%
All other verticals	14,645	10,816	8%	8%

The increase in revenue in the current quarter was due to strong performance across verticals as well as geographies. About 50% of the year-on-year increase in revenue in the current quarter was attributed to a government vaccine program that we delivered out of the United States. This program has successfully completed around the end of the quarter. Additionally, part of the year-on-year growth in revenue during the current quarter was due to the severe impact of the Pandemic in the year-ago period.

Telecom sector saw an increase after a prolonged period of decline. The current quarter witnessed growth in select large telecom clients across our geographies.

We continue to see accelerated growth with revenues from our e-commerce clients growing around 40% year over year and around 8% sequentially. Our clients in the brick-and-mortar retail and automobile sectors also have seen an upturn in operations as the Pandemic worries receded across some geographies.

While the travel and hospitality sector continues to remain under pressure with subdued intercontinental travel volumes, our clients in the local transport and logistics aggregators continue to operate strongly.

Revenues in the healthcare and education sector in the current quarter were driven largely by the program related to the US government vaccination drive.

Our clients in the financial and business services and media and cable sectors continue to post year-on-year growth depicting a return to normalcy from the Pandemic impact.

Cost of Services and Gross Profit

Overall, the cost of services as a percentage of revenue decreased to 87.0% for the three months ended June 30, 2021 compared to 88.9% for the three months ended June 30, 2020. Employee expenses, rent costs, and Depreciation and amortization are the most significant costs for the Company, representing 76.7%, 4.5%, and 3.7% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below

	Three Months Ended June 30,		As % of Revenue
	2021	2020	2021	2020
Employee Benefit Expenses	126,135	98,579	66.7%	69.3%
Rent expense	7,473	7,515	4.0%	5.3%
Depreciation and amortization	6,161	5,754	3.3%	4.0%
Other	24,708	14,506	13.1%	10.2%
Total	$164,477	$126,354

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 66.7% for the current period as compared to 69.3% for the previous period. The year-on-year decrease is driven by continuous diversification in our vertical mix towards new-age verticals like healthcare and e-commerce.

Rent expense: Rent expense as a percentage of revenue decreased to 4.0% for the current period as compared to 5.3% for the previous period. The decrease is driven by a higher base of revenue in the current quarter. The higher revenue was almost entirely delivered under the ‘at home’ model leveraging our proprietary Startek Cloud platform.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally lower at 3.3% as compared to 4.0% for the previous period.

Other expense includes rec recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased from 10.2% to 13.1% primarily due to higher recruitment and insurance costs. Recruitment cost was high in the current quarter due to the large-scale ramp undertaken to support the COVID vaccination drive.

As a result, gross profit as a percentage of revenue for the current period increased to 13.0% as compared to 11.1% for the previous period.

	Three Months Ended June 30,
	2021	2020
Gross revenue	189,436	142,652
Warrant contra revenue	(405)	(485)
Net Revenue	189,031	142,167
Cost of services	(164,477)	(126,354)
Gross profit	$24,554	$15,813
Gross margin	13.0%	11.1%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 10.3% in the previous period to 6.5% in the current period. Apart from the various measures implemented to rationalize costs over the past few quarters, the SG&A cost as a percentage of revenue is low in the current quarter also due to the higher revenue base. Sequentially, SG&A expenses have remained stable.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $(19) for the current period as compared to $235 for the previous period. There are no impairment charges during the current period.

Interest expense, net

Interest expense, net totaled $2,484 for the current period as compared to $3,190 for the previous period. The expense for the second quarter of 2021 comprises interest expense on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $2,093 compared to $1,283 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

RESULTS OF OPERATIONS — Six months ended June 30, 2021 and 2020

Revenue

Our gross revenues for the six months ended June 30, 2021 increased by 16.2% to $352,931 as compared to $303,829 for the six months ended June 30, 2020.

Our net revenue for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Revenues	352,931	303,829
Warrant Contra Revenue	(830)	(763)
Net Revenue	$352,101	$303,066

Our net revenues adjusted for warrant contra revenue for the six months ended June 30, 2021 was higher at $352,101 compared to $303,066 for the six months ended June 30, 2020. The breakdown of our net revenues from various industry verticals for six months ended June 30, 2021 and June 30, 2020 is as follows:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Verticals:
Telecom	105,285	105,527	30%	35%
Healthcare & Education	57,705	22,617	16%	7%
E-commerce & Consumer	52,324	47,802	15%	16%
Media & Cable	49,572	45,265	14%	15%
Financial & Business Services	31,214	23,833	9%	8%
Travel & Hospitality	21,039	29,965	6%	10%
Technology, IT & Related Services	9,939	9,497	3%	3%
All other verticals	25,853	19,323	7%	6%

The increase in revenue in the current period was due to strong performance across verticals as well as geographies. About 50% of the year-on-year increase in revenue in the current period was attributed to a government vaccine program that we delivered out of the United States. This program has successfully completed around the end of the quarter. Additionally, part of the year-on-year growth in revenue during the current period was due to the severe impact of the Pandemic in the year-ago period.

The Company saw largely stable revenues across the clients in the telecom sector with volumes in certain US telecom clients witnessing a rebound. Within the e-commerce and consumer sector, we continue to see robust growth with our e-commerce clients across geographies while the brick-and-mortar and auto clients saw signs of revival in revenues as the Pandemic fears subsided.

While the travel and hospitality sector continues to remain under pressure from COVID-led sluggishness, local transport and logistics providers continue to benefit from social distancing norms.

In the healthcare and education sector, the Company generated significant revenue in the current period from a program related to COVID vaccine rollout in the US.

Our clients in the financial and business services and media and cable sectors continue to post stable volumes depicting a return to normalcy from the Pandemic impact.

Cost of services

Overall, the cost of services as a percentage of revenue decreased to 86.0% for the six months ended June 30, 2021 as compared to 88.2% for the six months ended June 30, 2020. Employee expenses, rent costs, and Depreciation and amortization are the most significant costs for the Company, representing 76.2%, 4.9%, and 4.1% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Six Months Ended June 30,		As % of Revenue
	2021	2020	2021	2020
Employee Benefit Expenses	230,881	204,968	65.6%	67.6%
Rent expense	14,957	15,598	4.2%	5.1%
Depreciation and amortization	12,315	11,375	3.5%	3.8%
Other	44,707	35,254	12.7%	11.6%
Total	$302,860	$267,195

Employee Benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 65.6% for the current period as compared to 67.6% for the previous period. The decrease is driven by continuous diversification in our vertical mix towards new-age verticals like healthcare and e-commerce.

Rent expense: Rent expense as a percentage of revenue decreased to 4.2% for the current period as compared to 5.1% for the previous period. The year-on-year decrease in the percentage is driven by a higher revenue base in the current period relative to the year-ago period.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally lower at 3.5% as compared to 3.8% for the previous period

Other expense includes recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs marginally increased from 11.6% to 12.7% primarily due to higher recruitment and insurance costs in the current period partially offset by lower travel costs.

As a result, gross profit as a percentage of revenue for the current period increased to 14.0% as compared to 11.8% for the previous period.

	Six Months Ended June 30,
	2021	2020
Gross revenue	352,931	303,829
Warrant contra revenue	(830)	(763)
Net Revenue	352,101	303,066
Cost of services	(302,860)	(267,195)
Gross profit	$49,242	$35,870
Gross margin	14.0%	11.8%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 10.5% in the previous period to 7.5% in the current period. The reduction is a result of operational efficiencies due to a higher revenue base in the current period.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $1,879 for the current period as compared to $24,557 for the previous period. The expense for the six months ended June 30, 2021 primarily relates to employee-related restructuring expenses. There are no impairment charges during the current period.

Interest expense, net

Interest expense, net totaled $16,253 for the current period as compared to $6,696 for the previous period. The expense for the six months ended June 30, 2021 comprises upfront fees and interest expense on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $6,995 compared to $4,159 for the previous period. The movement in interest cost and the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

RELATED PARTY DISCLOSURE

In 2018, a transaction bonus was payable to Mr. Aparup Sengupta (Chairman & Global CEO) for the successful completion of the Startek-Aegis merger. This was accrued in the financial statements for the year ended  December 31, 2018 as “Acquisition-related cost”. An amount of $500 has been paid during the year ended December 31, 2020 to Mr. Aparup Sengupta and a balance of $350 has been paid during the first quarter of the current fiscal year.

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

During the first quarter of the current fiscal year, the Company entered into a newly secured $185 million senior debt facility, comprising a $165 million term loan and a $20 million revolving credit facility. Under the new senior debt, Borrowings will bear a tiered interest rate, which is based on the Company’s consolidated net leverage ratio and is initially set at LIBOR plus 450 basis points. The term loan will have a moratorium on principal repayment for 21 months and will amortize quarterly thereafter, beginning November 2022. The loan is subject to certain standardized financial covenants. The Company fully repaid the amounts due under the old senior facilities from the proceeds of the new debt facility.

Cash and cash equivalents and restricted cash

As of June 30, 2021, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries increased by $3,504 to $54,063 compared to $50,559 as of December 31, 2020. The restricted cash balance as of June 30, 2021 stood at $7,045 as compared to $6,052 as of December 31, 2020. The restricted cash pertains to the debt service reserve account (DSRA) that we have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the six months ended June 30, 2021 and 2020 we reported net cash flows generated from operating activities of $3,003 and $49,158, respectively. The $(46,155) decrease in net cash flows from operating activities was due to a net decrease of $(51,164) in cash flows from operating assets and liabilities, a $(24,425) decrease in non-cash reconciling items such as goodwill impairment, deferred tax expense, depreciation and amortization, and warrant contra revenue, and an increase of $29,434 in net income. During the current period, the cash flows from operating assets and liabilities were impacted by increased receivables due to temporary growth in revenues. The amounts were subsequently collected. The cash flows for the six months ended June 30, 2020 was higher due to the sale of receivables under the non-recourse factoring arrangements in April 2020.

Cash flows used in investing activities

For the six months ended June 30, 2021, and 2020 we reported net cash used in investing activities of $35,409 and $7,469 respectively. Net cash used in investing activities for current periods primarily consisted of strategic investment in equity accounted investees and capital expenditure.

Cash flows generated from financing activities

For the six months ended June 30, 2021 and 2020 we reported net cash flows generated from and used in financing activities of $36,458 and $(17,401), respectively. During the six months ended June 30, 2021 our net borrowings increased by $35,175 mainly due to refinancing of senior term debt completed during the period. The Company collected $1,283 from the vesting of warrants under the ESOP program of the Company.

Debt

For more information, refer to Note 9, "Debt,"  to our consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

Apart from certain non-recourse receivables factoring as mentioned in the Note 9 "Debt" of the notes to the consolidated financial statements, we have no other material off-balance sheet transactions, unconditional purchase obligations, or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.

VARIABILITY OF OPERATING RESULTS

We have experienced and expect to continue to experience some quarterly variations in revenue and operating results due to a variety of factors, many of which are outside our control, including: (i) timing and amount of costs incurred to expand capacity in order to provide for volume growth from existing and future clients; (ii) changes in the volume of services provided to clients; (iii) expiration or termination of client projects or contracts; (iv) timing of existing and future client product launches or service offerings; (v) seasonal and or temporary nature of certain clients’ businesses; and (vi) variability in demand for our services by our clients depending on demand for their products or services, and/or depending on our performance; (vii) due to COVID- 19 pandemic.

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

Please refer to Note 2, "Summary of Significant Accounting Policies" of the Notes to the consolidated financial statements included in Item 1 for a complete description of our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek has qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were ineffective as of June 30, 2021.

Management’s Report on Internal Control over Financial Reporting:

At December 31, 2020, management identified a material weakness in the operation of the Company’s internal controls over revenue recognition. In view of the existence of the material weakness and based on the assessment at the quarter-end, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were ineffective. Notwithstanding the material weakness in internal control over financial reporting relating to revenue process disclosed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements present fairly in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

A material weakness was identified in the operation of the Company’s internal financial controls over revenue recognition (and corresponding “unbilled revenue” asset) in certain reporting units. It was observed that for few customers the amount of revenue accrued in the books of accounts was on the lower side than what was billed to those customers. Management carried out measurement adjustments in respect of discounts, penalties, etc to revenue recognised in the books of account as the COVID 19 situation gave rise to uncertainties. However, these judgements were not adequately documented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness described above did not result in any material misstatements to the company’s previously issued consolidated financial statements, nor in the consolidated financial statements disclosed in this Form 10-Q.

Remediation Plan:

The Company’s management is committed to maintaining a strong internal control environment. In response to the identified material weakness, the management immediately performed a detailed root-cause analysis of the highlighted issues and implemented certain corrective actions. The management has redefined the revenue recognition process combining automation and manual controls wherever appropriate. Documentation underlying key judgments is enhanced and “review” controls are further strengthened to reflect appropriate accounting treatment. While the management has completed the implementation of the corrective actions, it will also monitor the effectiveness of the controls through continuous monitoring

Changes in Internal Control over Financial Reporting:

Subject to the above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for the following:

Cyber Security Threat

In order to provide our services and solutions, we depend on global information technology networks and systems, including those of third parties, to process, transmit, host, and securely store electronic information (including our confidential information and the confidential information of our clients) and to communicate among our locations around the world and with our clients, suppliers and partners. Security breaches, employee malfeasance, or human or technological error create risks of shutdowns or disruptions of our operations and potential unauthorized access and/or disclosure of our or our clients’ sensitive data, which in turn could jeopardize our client deliveries that are critical to our operations or the operations of our clients’ businesses and have other adverse impacts on our business.

A security compromise of our information systems, such as the security incident that occurred in June 2021, or of those of businesses with whom we interact, that results in confidential information being accessed by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions, client attrition due to reputational concerns or otherwise, containment and remediation expenses, and claims brought by our clients or others for breaching contractual confidentiality and security provisions or data protection laws. Monetary damages imposed on us could be significant and may impose costs in excess of insurance policy limits or not covered by our insurance at all. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems evolve frequently and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems, diverting resources from other projects and disrupting our businesses. Any remediation measures that we have taken or that we may undertake in the future in response to the security incident that occurred in June 2021 or other security incidents may be insufficient to prevent future cyber incidents.

We are required to comply with increasingly complex and changing data security and privacy regulations in the United States, Australia, India, Japan, Korea, and in other jurisdictions in which we operate, that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the United States, there have been proposals for federal privacy legislation and many new state privacy laws are on the horizon. Recently enacted legislation, such as the California Consumer Privacy Act, impose extensive privacy requirements on organizations governing personal information. Existing US  laws related to particular types of data, such as the Health Insurance Portability and Accountability Act, also impose extensive privacy and security requirements on organizations operating in the healthcare industry, which Startek serves. Additionally, in India, the Personal Data Protection Bill, 2018 was recently cleared for introduction in the current session of the Indian Parliament. If enacted in its current form it would impose stringent obligations on the handling of personal data, including certain localization requirements for sensitive data. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders.

We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially or adversely affect our business operations and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Exhibit Description	Exhibit	Filing Date
10.1	Separation Agreement with Rajiv Ahuja dated March 31, 2021	Form 8-K	10.1	April 5, 2021
10.2	Fourth Amendment to the Amended and Restated StarTek, Inc. 2008 Equity Incentive Plan	Form DEF 14A	A	April 16, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and 2020(Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Aparup Sengupta	Date: August 9, 2021
Aparup Sengupta
Global CEO
(principal executive officer)

By:	/s/ Vikash Sureka	Date: August 9, 2021
Vikash Sureka
Chief Financial Officer
(principal financial and accounting officer)