Form 10-Q
period 2021-09-30
Startek, Inc.
filed 2021-11-02
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of  October 31, 2021, there were 40,804,379 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page
	Consolidated Statement of Income (Loss) and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	4
	Consolidated Balance Sheets as of September 30, 2021(Unaudited) and December 31, 2020	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	6
	Consolidated Statement of Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	7
	Note 1 Overview and Basis of Preparation	8
	Note 2 Summary of Accounting Policies	9
	Note 3 Goodwill and Intangible Assets	12
	Note 4 Revenue	13
	Note 5 Net Income / (Loss) Per Share	15
	Note 6 Impairment and Restructuring / Exit cost	15
	Note 7 Derivative Instruments	16
	Note 8 Fair Value Measurements	17
	Note 9 Debt	18
	Note 10 Share-Based Compensation	20
	Note 11 Accumulated Other Comprehensive Loss	21
	Note 12 Segment Reporting	22
	Note 13 Leases	23
	Note 14 Investment in Equity-Accounted Investees	24
	Note 15 Common Stock	25
	Note 16 Subsequent Events	26
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

ITEM 1.	Legal proceeding	34
ITEM 1A.	Risk Factors	34
ITEM 2.	Unregistered sales of equity securities and use of proceeds	34
ITEM 3.	Defaults upon senior securities	34
ITEM 4.	Mine safety disclosure	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	35
SIGNATURES		36

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on March 16, 2021 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	172,948	163,097	525,879	466,926
Warrant contra revenue	(161)	(410)	(991)	(1,173)
Net revenue	$172,787	$162,687	$524,888	$465,753
Cost of services	(151,264)	(140,392)	(454,124)	(408,747)
Gross profit	$21,523	$22,295	$70,764	$57,006

Selling, general and administrative expenses	(13,099)	(14,292)	(39,568)	(45,030)
Impairment losses and restructuring/exit cost	(85)	12	(1,964)	(24,545)
Operating income/ (loss)	$8,339	$8,015	$29,232	$(12,569)

Share of loss of equity-accounted investees	(46)	(5)	(1)	(25)
Interest expense, net	(2,236)	(3,988)	(18,489)	(10,683)
Exchange gain / (loss), net	(533)	(621)	42	(331)
Income/ (loss) before income taxes	$5,524	$3,401	$10,784	$(23,609)
Income tax expense	(2,402)	(1,649)	(9,397)	(5,808)
Net income/ (loss)	$3,122	$1,752	$1,387	$(29,417)

Net income/ (loss)
Net income attributable to non-controlling interests	3,046	1,385	6,581	1,990
Net income/ (loss) attributable to Startek shareholders	76	367	(5,194)	(31,407)

Net income/ (loss) per common share - basic	$0.00	$0.01	$(0.13)	$(0.80)
Net income/ (loss) per common share - diluted	$0.00	$0.01	$(0.13)	$(0.80)

Weighted average common shares outstanding - basic	40,788	40,275	40,723	39,143
Weighted average common shares outstanding - diluted	41,094	40,626	41,171	39,143

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/ (loss)	$3,122	$1,752	$1,387	$(29,417)
Net income attributable to non-controlling interests	3,046	1,385	6,581	1,990
Net income/ (loss) attributable to Startek shareholders	76	367	(5,194)	(31,407)

Other comprehensive income/ (loss), net of taxes:
Foreign currency translation adjustments	(179)	936	(2,147)	(2,729)
Change in fair value of derivative instruments	-	103	8	(577)
Pension amortization	(669)	774	(1,090)	(1,856)
Other comprehensive income/ (loss)	$(848)	$1,813	$(3,229)	$(5,162)

Other comprehensive income/ (loss), net of taxes
Other comprehensive income/ (loss) attributable to non-controlling interests	(374)	413	(443)	(1,211)
Other comprehensive income/ (loss) attributable to Startek shareholders	(474)	1,400	(2,786)	(3,951)
	$(848)	$1,813	$(3,229)	$(5,162)
Comprehensive income/ (loss)
Comprehensive income attributable to non-controlling interests	2,672	1,798	6,138	779
Comprehensive income/ (loss) attributable to Startek shareholders	(398)	1,767	(7,980)	(35,358)
	$2,274	$3,565	$(1,842)	$(34,579)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	56,840	44,507
Restricted cash	6,634	6,052
Trade accounts receivables, net	68,504	83,560
Unbilled revenue	62,066	49,779
Prepaid and other current assets	13,928	14,542
Total current assets	$207,972	$198,440

Non-current assets
Property, plant and equipment, net	35,228	34,225
Operating lease right-of-use assets	56,775	69,376
Intangible assets, net	92,695	100,440
Goodwill	183,397	183,397
Investment in equity-accounted investees	25,006	111
Deferred tax assets, net	3,273	5,294
Prepaid expenses and other non-current assets	15,482	13,370
Total non-current assets	$411,856	$406,213
Total assets	619,828	$604,653

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payables	6,351	20,074
Accrued expenses	57,193	57,118
Short term debt	3,929	15,505
Current maturity of long term debt	2,217	2,180
Current maturity of operating lease obligation	17,825	19,327
Other current liabilities	43,801	39,987
Total current liabilities	$131,316	$154,191

Non-current liabilities
Long term debt	164,240	118,315
Operating lease liabilities	41,176	52,052
Other non-current liabilities	17,412	15,498
Deferred tax liabilities, net	17,616	17,715
Total non-current liabilities	$240,444	$203,580
Total liabilities	$371,760	$357,771

Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,859,738 and 40,453,462 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	409	405
Additional paid-in capital	292,053	288,700
Accumulated deficit	(90,737)	(85,543)
Treasury stock, 57,759 shares and nil shares at September 30, 2021 and December 31, 2020, respectively, at cost	(329)	-
Accumulated other comprehensive loss	(10,072)	(7,286)
Equity attributable to Startek shareholders	$191,324	$196,276
Non-controlling interests	56,744	50,606
Total stockholders’ equity	$248,068	$246,882
Total liabilities and stockholders’ equity	$619,828	$604,653

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income/ (loss)	$1,387	$(29,417)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,398	21,279
Impairment of goodwill	-	22,708
Profit on sale of property, plant and equipment	(37)	181
Provision for doubtful accounts	23	2,089
Amortisation of debt issuance cost	2,980	1,148
Amortisation of call option premium	360	-
Warrant contra revenue	991	1,173
Share-based compensation expense	932	447
Deferred income taxes	1,838	1,192
Share of loss of equity-accounted investees	1	25

Changes in operating assets and liabilities:
Trade accounts receivables	13,120	26,171
Prepaid expenses and other assets	(11,968)	(117)
Trade accounts payables	(13,409)	(10,155)
Income taxes, net	(602)	1,300
Accrued expenses and other liabilities	6,543	27,421
Net cash generated from operating activities	$22,557	$65,445

Investing Activities
Purchase of property, plant and equipment	(13,358)	(10,141)
Investment in equity-accounted investees	(25,000)	-
Payments for call option premium	(3,000)	-
Proceeds from equity-accounted investees	102	429
Net cash used in investing activities	$(41,256)	$(9,712)

Financing Activities
Proceeds from the issuance of common stock	1,434	8,379
Proceeds from long term debt	165,000	-
Payments on long term debt	(117,600)	(4,200)
Payments for loan fees related to long term debt	(2,794)	-
Payments on other debt, net	(13,145)	(35,697)
Common stock repurchase	(329)	0
Net cash generated from/ (used in) financing activities	$32,566	$(31,518)

Net increase in cash and cash equivalents	13,867	24,215
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(952)	(256)
Cash and cash equivalents and restricted cash at beginning of period	50,559	32,626
Cash and cash equivalents and restricted cash at end of period	$63,474	$56,585

Components of cash and cash equivalents and restricted cash
Balance with banks	56,840	48,463
Restricted cash	6,634	8,122
Total cash and cash equivalents and restricted cash	$63,474	$56,585

Supplemental disclosure of cash flow information
Cash paid for interest and other finance costs	19,985	10,392
Cash paid for income taxes	7,884	2,752
Non-cash warrant contra revenue	991	1,173
Non-cash share-based compensation expenses	932	447

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Other Items of OCI
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Equity attributable to Startek shareholders	Non-controlling interest	Total stockholders' equity
Three months ended
Balance at June 30, 2021	40,796,179	$408	-	$-	$291,401	$(90,813)	$(6,497)	$-	$(3,101)	$191,398	$54,072	$245,470
Issuance of common stock	63,559	1	-	-	150	-	-	-	-	151	-	151
Share-based compensation expenses	-	-	-	-	341	-	-	-	-	341	-	341
Warrant expenses	-	-	-	-	161	-	-	-	-	161	-	161
Net income (loss)	-	-	-	-	-	76	-	-	-	76	3,046	3,122
Other comprehensive loss for the period	-	-	-	-	-	-	(179)	-	(295)	(474)	(374)	(848)
Repurchase of common stock		-	57,759	(329)	-	-	-	-	-	(329)	-	(329)
Balance at September 30, 2021	40,859,738	$409	57,759	$(329)	$292,053	$(90,737)	$(6,676)	$-	$(3,396)	$191,324	$56,744	$248,068

Balance at June 30, 2020	40,210,299	$401	-	$-	$286,205	$(78,332)	$(8,233)	$(205)	$(2,935)	$196,901	$45,720	$242,621
Issuance of common stock	78,154	2	-	-	368	-	-	-	-	370	-	370
Share-based compensation expenses	-	-	-	-	238	-	-	-	-	238	-	238
Warrant expenses	-	-	-	-	410	-	-	-	-	410	-	410
Net income (loss)	-	-	-	-	-	367	-	-	-	367	1,385	1,752
Other comprehensive loss for the period	-	-	-	-	-	-	936	103	361	1,400	413	1,813
Balance at September 30, 2020	40,288,453	$403	-	$-	$287,221	$(77,965)	$(7,297)	$(102)	$(2,574)	$199,686	$47,518	$247,204

Nine months ended
Balance at December 31, 2020	40,453,462	$405	-	$-	$288,700	$(85,543)	$(4,529)	$(8)	$(2,749)	$196,276	$50,606	$246,882
Issuance of common stock	406,276	4	-	-	1,430	-	-	-	-	1,434	-	1,434
Share-based compensation expenses	-	-	-	-	932	-	-	-	-	932	-	932
Warrant expenses	-	-	-	-	991	-	-	-	-	991	-	991
Net income (loss)	-	-	-	-	-	(5,194)	-	-	-	(5,194)	6,581	1,387
Other comprehensive loss for the period	-	-	-	-	-	-	(2,147)	8	(647)	(2,786)	(443)	(3,229)
Repurchase of common stock		-	57,759	$(329)	-	-	-	-	-	(329)	-	(329)
Balance at September 30, 2021	40,859,738	$409	57,759	$(329)	$292,053	$(90,737)	$(6,676)	$-	$(3,396)	$191,324	$56,744	$248,068

Balance at December 31, 2019	38,525,636	$385	-	$-	$276,827	$(46,145)	$(4,568)	$475	$(1,929)	$225,045	$46,739	$271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	1,762,817	18	-	-	8,361	-	-	-	-	8,379	-	8,379
Share-based compensation expenses	-	-	-	-	447	-	-	-	-	447	-	447
Warrant expenses	-	-	-	-	1,173	-	-	-	-	1,173	-	1,173
Net income (loss)	-	-	-	-	-	(31,407)	-	-	-	(31,407)	1,990	(29,417)
Other comprehensive loss for the period	-	-	-	-	-	-	(2,729)	(577)	(645)	(3,951)	(1,211)	(5,162)
Balance at September 30, 2020	40,288,453	$403	-	$-	$287,221	$(77,965)	$(7,297)	$(102)	$(2,574)	$199,686	$47,518	$247,204

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to StarTek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 46,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 200 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

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

The consolidated statement of income (loss) reflects the Company’s share of the results of operations of the equity-accounted investees. When there has been a change recognized directly in the equity of the equity-accounted investees, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity-accounted investment are eliminated to the extent of the interest in the equity-accounted investees. The Company’s share of profit/loss of equity-accounted investees is shown on the face of the consolidated statement of income (loss).

The financial statements of the equity-accounted investee are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After the application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity-accounted investees is impaired if there has been other than a temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the ‘share of income/ (loss) of equity-accounted investees' in the consolidated statement of income (loss).

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units	September 30, 2021	December 31, 2020
Americas	64,315	64,315
India	12,554	12,554
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
Australia	4,145	4,145
Total	$183,397	$183,397

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

As of September 30, 2021, based on the management assessment, we concluded that there is no impairment of goodwill.

The following table presents the changes in goodwill during the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Opening balance	183,397	219,341
Impairment	-	(35,944)
Ending balance	$183,397	$183,397

Intangible Assets

The following table presents our intangible assets:

	As of September 30, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	20,479	45,741	6.5
Brand	49,500	14,150	35,350	7.1
Trademarks	13,210	2,816	10,394	7.5
Other intangibles	2,130	920	1,210	4.9
	$131,060	$38,365	$92,695

	As of December 31, 2020
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	16,289	49,931	6.5
Brand	49,500	11,408	38,092	7.1
Trademarks	13,210	2,155	11,055	7.5
Other intangibles	2,130	768	1,362	4.9
	$131,060	$30,620	$100,440

As of September 30, 2021, based on the qualitative assessment, we concluded there is no impairment of the Company's intangible assets.

Expected future amortization of intangible as of  September 30, 2021 is as follows:

Years ending December 31,	Amount
Remainder of 2021	2,602
2022	10,350
2023	10,306
2024	10,252
2025	10,252
Thereafter	48,933

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three and nine months ended  September 30, 2021 and 2020 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertical:	2021	2020	2021	2020
Telecom	56,676	54,834	161,961	160,362
E-commerce & Consumer	22,434	23,320	74,757	71,884
Healthcare & Education	15,315	18,774	73,020	44,757
Media & Cable	22,863	25,536	72,435	70,801
Financial & Business Services	17,161	12,208	48,374	36,034
Travel & Hospitality	12,027	15,063	33,066	45,028
Technology, IT & Related Services	5,125	4,813	15,064	14,310
All other verticals	21,347	8,549	47,202	23,750
Gross revenue	172,948	163,097	525,879	466,926
Less: Warrant contra revenue	(161)	(410)	(991)	(1,173)
Net revenue	$172,787	$162,687	$524,888	$465,753

5. NET INCOME / (LOSS) PER SHARE

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

For three and nine months ended  September 30, 2021 and 2020, the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares used in basic earnings per share calculation	40,788	40,275	40,723	39,143
Effect of dilutive securities:
Stock options	306	351	448	-
Restricted stock/Deferred stock units	-	-	-	-
Total effects of dilutive securities	306	351	448	-
Shares used in dilutive earnings per share calculation	41,094	40,626	41,171	39,143

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation and employee benefit plans" for more information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive securities:
Stock options and warrants	48	211	70	2,334

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of September 30, 2021, based on the management assessment, we concluded that there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other acquisition-related costs, which are included in other accrued liabilities in our consolidated balance sheet. The changes during the nine months ended  September 30, 2021 and the year ended December 31, 2020.

	Employee related	Facilities related	Total
Balance as of December 31, 2020	-	25	25
Accruals/(reversals)	1,926	38	1,964
Payments	(1,868)	(63)	(1,931)
Balance as of September 30, 2021	$58	$-	$58

	Employee related	Facilities related	Total
Balance at December 31, 2019	1,326	514	1,840
Accruals/(reversals)	1,499	356	1,855
Payments	(2,825)	(845)	(3,670)
Balance at December 31, 2020	$-	$25	$25

Employee related

In 2021, the Company has closed one of its facilities in Canada, where we have terminated service of number of employees. We have also offered a voluntary retirement plan to certain employees in one other geography. We have recognized a provision for employee-related costs regarding the above voluntary/involuntary termination. We expect to pay the remaining termination costs of $58 by the end of the fourth quarter of 2021.

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

The Company had terminated all cash flow hedges contracts early in April 2020 due to a change in counterparty relationship, hence balance as of September 30, 2021 is nil.

	Gain (Loss) Recognized in AOCI, net of tax	Gain (Loss) Recognized in AOCI, net of tax	Gain/ (Loss) Reclassified from AOCI into Income	Gain/ (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash flow hedges:
Foreign exchange contracts	$-	$(434)	$-	$(143)

Non-designated hedges

We have also entered into foreign currency range forward contracts and interest swap contracts as required by our lenders. These hedges are not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally do not exceed 3 years in duration.

Unrealized gains and losses and changes in the fair value of these derivatives are recognized as incurred in exchange gain (loss), net in the consolidated statement of income (loss). The following table presents these amounts for the three and nine months ended  September 30, 2021 and 2020:

Derivatives not designated under ASC 815	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine months ended September 30, 2021	For the Nine Months Ended September 30, 2020
Foreign currency forward contracts	$-	$(578)	$-	$(110)
Interest rate swap	$-	$(2)	$-	$(424)

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

As of September 30, 2021, the Company has settled all derivative contracts, hence there are no derivative assets and liabilities.

9. DEBT

The below table presents details of the Company's debt:

	September 30, 2021	December 31, 2020
Short term debt
Working capital facilities	3,929	15,505
Current portion of long term debt
Current maturity of long term loan	-	-
Current maturity of equipment loan	1,698	1,664
Current maturity of finance lease obligations	519	516
Total	$6,146	17,685

Long term debt
Term loan, net of debt issuance costs	162,515	$114,930
Equipment loan	1,685	2,955
Finance lease obligations	40	430
Total	$164,240	$118,315

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $3.9 million as of September 30, 2021.

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

The Company incurred debt issuance costs of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortized debt issuance cost of the old term loan in interest expense, net in the consolidated statement of income (loss).

In connection with the new term loan, the unamortized debt issuance costs as of September 30, 2021 amount to $2.5 million which have net off against long-term debt on the consolidated balance sheet.

Following table presents the changes in debt issuance cost during the nine months ended  September 30, 2021 and the year ended December 31, 2021:

	September 30, 2021	December 31, 2020
Opening balance	2,670	4,125
Add: Debt issuance cost (refinancing of term loan)	11,269	-
Less: Expensed out (ASC 470 - extinguishment or modification)	(10,937)	-
Less: Amortisation of debt issuance cost	(517)	(1,455)
Closing balance	$2,485	$2,670

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our management of working capital. The balance of funds received from factored receivables under these agreements was $20.2 million as of September 30, 2021.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets for $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019. The amount outstanding as of September 30, 2021 is $0.1 million.

Equipment Loan

On November 02, 2020, the Company executed Master Equipment Finance Agreement to finance the purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amount outstanding as of September 30, 2021 is $3.3 million.

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

As per ASC 606, the Company has accrued $161 and $991 for three and nine months ended September 30, 2021, respectively using initial grant-date fair value.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units, and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three and nine months ended September 30, 2021 was $341 and $932, respectively, and is included in selling, general and administrative expenses. As of September 30, 2021, there was $1,115 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.66 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustment	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2020	(4,529)	(8)	(2,749)	(7,286)	(3,071)	(10,357)
Foreign currency translation	(2,147)	-	-	(2,147)	-	(2,147)
Reclassification to operations	-	8	-	8	-	8
Pension remeasurement	-	-	(647)	(647)	(443)	(1,090)
Balance at September 30, 2021	$(6,676)	$-	$(3,396)	$(10,072)	$(3,514)	$(13,586)

12.  SEGMENT REPORTING

The Company provides business process outsourcing services (“BPO”) to clients in various industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Global Chief Executive Officer (CEO) and President, who has been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a geographical basis.

Our operating business model is focused on the geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography-wise, hence the geographical level represents the operating segments of Startek Inc.

We report our results of operations in six reportable segments, as follows:

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Middle East
e) Argentina & Peru
f) Rest of World

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Americas	54,743	64,597	203,348	191,244
India & Sri Lanka	29,471	19,821	75,032	60,771
Malaysia	12,721	13,933	41,502	37,835
Middle East	54,829	43,665	143,783	114,425
Argentina & Peru	9,758	9,312	27,060	28,517
Rest of World	11,265	11,359	34,163	32,961
Total	$172,787	$162,687	$524,888	$465,753

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating income (loss):
Americas	(5,070)	4,052	2,194	4,723
India & Sri Lanka	3,621	(1,633)	4,987	(2,538)
Malaysia	3,873	3,580	11,701	8,520
Middle East	7,086	3,156	15,836	5,371
Argentina & Peru	557	854	121	494
Rest of World	874	609	2,138	1,335
Segment operating income	10,941	10,618	36,977	17,905
Startek consolidation adjustments
Goodwill impairment	-	-	-	(22,708)
Intangible amortization	(2,602)	(2,603)	(7,745)	(7,766)
Total operating income	$8,339	$8,015	$29,232	$(12,569)

A single client accounted for 19% and 21% of the consolidated total net revenue during the three months ended September 30, 2021 and 2020, respectively, and 18% and 19% during the nine months ended September 30, 2021 and 2020, respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As on	As on
	September 30, 2021	December 31, 2020
Property, plant and equipment, net:
Americas	11,999	14,455
India & Sri Lanka	9,101	8,069
Malaysia	3,106	3,749
Middle East	7,025	4,736
Argentina & Peru	1,604	1,257
Rest of World	2,393	1,959
Total	$35,228	$34,225

13.  LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Operating lease cost	$6,022	$6,920	$19,310	$21,290

Finance lease cost:
Amortization of right-of-use assets	207	166	546	834
Interest on lease liabilities	13	18	45	92
Total finance lease cost	$220	$184	$591	$926

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	19,085	21,040
Operating cash flow from finance leases	45	92
Financing cash flows from finance leases	387	926

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,990	17,393
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use assets	$56,775	$69,376

Operating lease liabilities - Current	17,825	19,327
Operating lease liabilities - Non-current	41,176	52,052
Total operating lease liabilities	$59,001	$71,379

Finance Leases
Property and equipment, at cost	4,130	4,351
Accumulated depreciation	(3,485)	(3,010)
Property and equipment, at net	$645	$1,341

Finance lease liabilities - Current	519	516
Finance lease liabilities - Non-current	40	430
Total finance lease liabilities	$559	$946

Weighted average remaining lease term	As of September 30, 2021	As of December 31, 2020
Operating leases (in years)	3.68	4.18
Finance leases (in years)	0.17	0.92

Weighted average discount rate
Operating leases	7.0%	6.9%
Finance leases	6.0%	6.0%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
Remainder of 2021	5,619	145
2022	17,777	441
2023	14,616	-
2024	12,433	-
2025	6,129	-
Thereafter	3,378	-
Total lease payments	59,952	586
Less imputed interest	(951)	(27)
Total	$59,001	$559

14.  INVESTMENT IN EQUITY-ACCOUNTED INVESTEES

Following are the entity wise details of equity-accounted investees:

	% of ownership interest		Carrying amount
Name of entity	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
a) CSS Corp LP	61.35%	0%	25,006	-
b) Immaterial associates			-	111
Carrying amount of investment in equity-accounted investees			25,006	111

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Aggregate amounts of the group’s share of loss of equity-accounted investees	(46)	(5)	(1)	(25)

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

*Subsequently reduced to 61.35%

The Company has assessed CSS Corp LP to be a variable interest entity (‘VIE’) and per ASC 810-10-25-44 concluded that it is not the primary beneficiary. Amongst other factors, the Company’s basis of this conclusion is that it lacks the power to direct or control any significant activities of the VIE and that the design and structure of the VIE were not specifically for the benefit of the Company. Further, CSS Corp LP’s objectives as an investment company is an extension of the investment activities of CSP Fund. The Company has accordingly, accounted for this transaction under the equity-accounted investee method of accounting in accordance with ASC 323-30-S99-1. The Company's share of profit/loss of equity-accounted investee is accounted under the “equity method” as per which the share of profit/(loss) of equity-accounted investee has been added to the cost.

Summarised financial position	September 30, 2021	December 31, 2020
Current assets	55	-
Non-current assets	40,772	-
Current and non-current liabilities	(68)	-
Net assets	40,759	-

Reconciliation to carrying amounts	September 30, 2021	December 31, 2020
Opening net assets	-	-
Acquired during the year	40,750	-
Share of profit of equity-accounted investees	9	-
Other comprehensive income	-	-
	40,759	-

Company share in %	61.35%	0%
Company share	25,006	-
Carrying amount of investment in equity-accounted investee	25,006	-

Summarized statement of comprehensive income	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Revenue	-	-	-	-
Other income	(67)	-	72	-
Expenses	(9)	-	(63)	-
Profit for the period	(76)	-	9	-
Other comprehensive income	-	-	-	-
Total comprehensive income for the period	(76)	-	9	-
Aggregate amounts of the Company share of profit/ (loss) of equity-accounted investee	(46)	-	6	-

b) Individually immaterial associates

The Company has individually immaterial investments in equity-accounted investee in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd and 16.67% interest in Services Queensland Partnership in Australia. The Company's share of profit/loss of equity-accounted investee, is accounted under the “equity method” as per which the share of profit of equity-accounted investee has been added to the cost.

	September 30, 2021	December 31, 2020
Carrying amount of individually immaterial investment in equity-accounted investee	-	111

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Aggregate amounts of share of:
Loss of equity-accounted investee	-	(5)	(7)	(25)
Other comprehensive income	-	-	-	-
	-	(5)	(7)	(25)

15. COMMON STOCK

Share Repurchase Plan

In the year 2004, the Company had announced the “Repurchase plan” that authorized the Company to repurchase up-to USD 25 million of common stock. The program will remain in effect until the same is terminated by the Board of Directors and will allow the Company to repurchase common stock from time to time on the open market either via block trades or privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs or other means at times and in such amounts as Chief Financial Officer (CFO) deems appropriate and will be funded from our working capital or other financing alternatives. Repurchases will be implemented by the CFO consistent with the guidelines adopted by the Board of Directors and will depend on market conditions and other factors. Pursuant to the Board of Directors meeting held on August 26, 2021, the Board restricted the CFO from exceeding $2 million of repurchases with any purchases more than $2 million requiring Board review.

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock, other corporate considerations and CFO’s determination as to the appropriate use of our cash.

During the three months ended September 30, 2021, we repurchased an aggregate of 57,759 shares of our common stock under our repurchase plan at an average cost of $5.67 per share.

Stock repurchase activity during the three months ended September 30, 2021 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs
August 31, 2021	15,943	$6.06	15,943	$24,903,328
September 30, 2021	41,816	$5.49	41,816	$24,672,449
	57,759		57,759

1. Excludes broker commission.

16. SUBSEQUENT EVENTS.

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 46,000 CX experts globally spread across 46 delivery campuses in 13 countries. The Company services over 200 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

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

Since the Incident, we have (a) restored the security of our systems and networks, (b) significantly enhanced the continuous monitoring of our entire information security environment, (c) implementation various enhancements to our network and processes to prevent the recurrence of such incidents, (d) notified the incident to the various law enforcement agencies and are closely coordinating with them, and, (e) have implemented measures recommended by leading external forensics and cybersecurity experts to thwart such incidents in the future.

The incident had some impact on our revenues and operating income during the current quarter though the impact was not significant. A large part of the costs directly related to the incident have been recovered from our insurance policies. We have taken certain steps to remedy the situation and plan to make incremental investments to enhance the overall security of our information technology environment.

Coronavirus

The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. The pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place, and social distancing orders in numerous jurisdictions around the world. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. In response to COVID-19, we have prioritized our employees' safety and well-being, business continuity for our clients, and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to helping our clients navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps and will continue to take further actions, to address the COVID-19 pandemic. We have taken additional measures to ensure the safety of our employees in India who are facing a strong second wave of the Pandemic. We continue to work closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. In discussion with our clients, we continue to maintain many of our employees on a work-at-home model. The impact of COVID-19 in the nine months of fiscal 2021 was not significant on the Company. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our operations within the expected parameters, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the various governments to prevent disease spread, all of which remain uncertain and cannot be predicted.

Share Repurchase

During the quarter the Company undertook share repurchases under a previously announced and approved Repurchase Plan. During the quarter the Company repurchased an aggregate of 57,759 shares of our common stock under our repurchase plan at an average cost of $5.67 per share. The Company believes its liquidity position is strong and shall continue with share repurchases in the near future.

RESULTS OF OPERATIONS — three months ended September 30, 2021 AND 2020

Revenue

Our gross revenues for the three months ended September 30, 2021 increased by 6.0% to $172,948 as compared to $163,097 for the three months ended September 30, 2020.

Our net revenue for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Revenues	172,948	163,097
Warrant contra revenue	(161)	(410)
Net revenue	$172,787	$162,687

Our net revenues adjusted for warrant contra revenue for the three months ended September 30, 2021 were higher at $172,787 compared to $162,687 for the three months ended September 30, 2020.

The breakdown of our net revenues from various industry verticals for three months ended September 30, 2021 and 2021 is as follows:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020

Verticals:
Telecom	56,676	54,834	33%	34%
E-commerce & Consumer	22,434	23,320	13%	14%
Healthcare & Education	15,315	18,774	9%	12%
Media & Cable	22,863	25,536	13%	16%
Financial & Business Services	17,161	12,208	10%	7%
Travel & Hospitality	12,027	15,063	7%	9%
Technology, IT & Related Services	5,125	4,813	3%	3%
All other verticals	21,347	8,549	12%	5%

The increase in revenue in the current quarter was due to strong performance across certain verticals as well as geographies.

Strength in the Telecom sector continued as we witnessed growth across most telecom clients across our various geographies.

Financial & Business services sector continues to perform strongly as the Pandemic overhang eases and there is increased consumption of business services.

Our clients in the Consumer sector continue to see strong demand across geographies.

We saw sequential improvement in volume in the travel and hospitality sector as more geographies start easing restrictions and reopening travel in a calibrated manner.

Our clients in the media and cable sectors continue to post steady volumes while we selectively build traction with public sector enterprises across some of our geographies.

Cost of Services and Gross Profit

Overall, the cost of services as a percentage of revenue increased to 87.5% for the three months ended September 30, 2021 compared to 86.3% for the three months ended September 30, 2020. Employee expenses, rent costs, and Depreciation and amortization are the most significant costs for the Company, representing 75.7%, 4.7%, and 4.2% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below

	Three Months Ended September 30,		As % of Revenue
	2021	2020	2021	2020
Employee benefit expenses	114,468	104,881	66.2%	64.5%
Rent expense	7,074	7,548	4.1%	4.6%
Depreciation and amortization	6,394	6,135	3.7%	3.8%
Other	23,328	21,828	13.5%	13.4%
Total	$151,264	$140,392

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 66.2% for the current period as compared to 64.5% for the previous period. The year-on-year increase is driven by growth in certain clients across the telecom, financial and business services and public sector enterprises verticals that are delivered largely onshore.

Rent expense: Rent expense as a percentage of revenue decreased to 4.1% for the current period as compared to 4.6% for the previous period. The decrease is driven by better utilization of our existing capacity due to continued dominance of work at home business model.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally lower at 3.7% as compared to 3.8% for the previous period.

Other expense includes recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased marginally from 13.4% to 13.5% primarily due to higher communication expenses which was partially offset by travel and utility costs.

As a result, gross profit as a percentage of revenue for the current period decreased to 12.5% as compared to 13.7% for the previous period.

	Three Months Ended September 30,
	2021	2020
Gross revenue	172,948	163,097
Warrant contra revenue	(161)	(410)
Net revenue	172,787	162,687
Cost of services	(151,264)	(140,392)
Gross profit	$21,523	$22,295
Gross margin	12.5%	13.7%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 8.8% in the previous period to 7.6% in the current period. The year-on-year decrease in percentage is driven by revenue growth in the current period. Sequentially, SG&A expense has increased as the Company invested in strengthening its sales and marketing function.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $85 for the current period as compared to $(12) for the previous period. There are no impairment charges during the current period.

Interest expense, net

Interest expense, net totaled $2,236 for the current period as compared to $3,988 for the previous period. The expense for the three months ended September 30, 2021 comprises interest expense on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $2,402 compared to $1,649 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate  coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

RESULTS OF OPERATIONS — NINE months ended SEPTEMBER 30, 2021 and 2020

Revenue

Our gross revenues for the nine months ended September 30, 2021 increased by 12.6% to $525,879 as compared to $466,926 for the nine months ended September 30, 2020.

Our net revenue for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Revenues	525,879	466,926
Warrant contra revenue	(991)	(1,173)
Net revenue	$524,888	$465,753

Our net revenues adjusted for warrant contra revenue for the nine months ended September 30, 2021 was higher at $524,888 compared to $465,753 for the nine months ended September 30, 2020.

The breakdown of our net revenues from various industry verticals for nine months ended September 30, 2021 and September 30, 2020 is as follows:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Verticals:
Telecom	161,961	160,362	31%	34%
E-commerce & Consumer	74,757	71,884	14%	15%
Healthcare & Education	73,020	44,757	14%	10%
Media & Cable	72,435	70,801	14%	15%
Financial & Business Services	48,374	36,034	9%	8%
Travel & Hospitality	33,066	45,028	6%	10%
Technology, IT & Related Services	15,064	14,310	3%	3%
All other verticals	47,202	23,750	9%	5%

The increase in revenue in the current period was due to strong performance across verticals as well as geographies. Significant part of the year-on-year increase in revenue in the current period was attributed to a government vaccine program that we delivered in the second quarter of the current period. Additionally, part of the year-on-year growth in revenue during the current period was due to the severe impact of the Pandemic in the second quarter of the year-ago period.

The Company saw higher revenues across the clients in the telecom sector. Within the e-commerce and consumer sector, we continue to see robust growth with our commerce clients across geographies while the brick-and-mortar and auto clients saw signs of revival in revenues as the Pandemic fears subsided.

While the travel and hospitality sector continue to remain under pressure from COVID-led sluggishness, local transport and logistics providers continue to benefit from social distancing norms. We witnessed signs of improvement in the travel segment in the later part of the current period as major geographies begin easing travel restrictions.

In the healthcare and education sector, the Company generated significant revenue in the current period from a program related to COVID vaccine rollout in the US that was delivered in the second quarter.

Our clients in the financial and business services and media and cable sectors continue to post stable volumes depicting a return to normalcy from the Pandemic impact.

Cost of services

Overall, the cost of services as a percentage of revenue decreased to 86.5% for the nine months ended September 30, 2021 as compared to 87.8% for the nine months ended September 30, 2020. Employee expenses, rent costs, and Depreciation and amortization are the most significant costs for the Company, representing 76.0%, 4.9%, and 4.1% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Nine Months Ended September 30,		As % of Revenue
	2021	2020	2021	2020
Employee benefit expenses	345,349	309,849	65.8%	66.5%
Rent expense	22,031	23,146	4.2%	5.0%
Depreciation and amortization	18,709	18,670	3.6%	4.0%
Other	68,035	57,082	13.0%	12.3%
Total	$454,124	$408,747

Employee Benefit expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 65.8% for the current period as compared to 66.5% for the previous period. The decrease is driven by continuous diversification in our vertical mix towards new-age verticals like financial and business services and e-commerce.

Rent expense: Rent expense as a percentage of revenue decreased to 4.2% for the current period as compared to 5.0% for the previous period. The year-on-year decrease in the percentage is driven by a higher revenue base in the current period relative to the year-ago period.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally lower at 3.6% as compared to 4.0% for the previous period

Other expense includes recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs marginally increased from 12.3% to 13.0% primarily due to higher recruitment and insurance costs in the current period partially offset by lower travel costs.

As a result, gross profit as a percentage of revenue for the current period increased to 13.5% as compared to 12.2% for the previous period.

	Nine Months Ended September 30,
	2021	2020
Gross revenue	525,879	466,926
Warrant contra revenue	(991)	(1,173)
Net revenue	524,888	465,753
Cost of services	(454,124)	(408,747)
Gross profit	$70,764	$57,006
Gross margin	13.5%	12.2%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 9.7% in the previous period to 7.5% in the current period. The reduction is a result of operational efficiencies due to a higher revenue base in the current period.

Impairment Losses and Restructuring/Exit Cost, Net

Impairment losses and restructuring costs, net totaled $1,964 for the current period as compared to $24,545 for the previous period. The expense for the nine months ended September 30, 2021 primarily relates to employee-related restructuring expenses. There are no impairment charges during the current period.

Interest expense, net

Interest expense, net totaled $18,489 for the current period as compared to $10,683 for the previous period. The expense for the nine months ended September 30, 2021 comprises upfront fees and interest expense on our term debt and revolving line of credit facilities.

Income tax expense

Income tax expense for the current period was $9,397 compared to $5,808 for the previous period. The movement in interest cost and the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

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

Cash and cash equivalents and restricted cash

As of September 30, 2021, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries increased by $12,915 to $63,474 compared to $50,559 as of December 31, 2020. The restricted cash balance as of September 30, 2021 stood at $6,634 as compared to $6,052 as of December 31, 2020. The restricted cash pertains to the debt service reserve account (DSRA) that we have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the nine months ended September 30, 2021 and 2020 we reported net cash flows generated from operating activities of $22,557 and $65,445, respectively. The $(42,888) decrease in net cash flows from operating activities was due to a net decrease of $(50,936) in cash flows from operating assets and liabilities, a $(22,756) decrease in non-cash reconciling items such as goodwill impairment, deferred tax expense, depreciation and amortization, and warrant contra revenue, and an increase of $30,804 in net income. During the current period, the cash flows from operating assets and liabilities were impacted by increased receivables due to temporary growth in revenues. The amounts were subsequently collected. The cash flows for the nine months ended September 30, 2020 was higher due to the sale of receivables under the non-recourse factoring arrangements in April 2020.

Cash flows used in investing activities

For the nine months ended September 30, 2021, and 2020 we reported net cash used in investing activities of $41,256 and $9,712 respectively. Net cash used in investing activities for current periods primarily consisted of strategic investment in equity-accounted investees and capital expenditure.

Cash flows generated from financing activities

For the nine months ended September 30, 2021 and 2020 we reported net cash flows generated from and used in financing activities of $32,566 and $(31,518), respectively. During the nine months ended September 30, 2021 our net borrowings increased by $31,461 mainly due to refinancing of senior term debt completed during the period. The Company collected $1,434 from the vesting of warrants under the ESOP program of the Company. During the three months ended September 2021, the Company repurchased an aggregate of 57,759 shares amounting to $329.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were ineffective as of September 30, 2021.

Management’s Report on Internal Control over Financial Reporting:

At December 31, 2020, management identified a material weakness in the operation of the Company’s internal controls over revenue recognition. In view of the existence of the material weakness and based on the assessment at the quarter-end, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were ineffective. Notwithstanding the material weakness in internal control over financial reporting relating to revenue process disclosed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements presents fairly in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Subject to the above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the year 2004, the Company had announced the “Repurchase plan” that authorized the Company to repurchase up-to USD 25 million of common stock. The program will remain in effect until the same is terminated by the Board of Directors and will allow the Company to repurchase common stock from time to time on the open market either via block trades or privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Repurchases will be implemented by the Chief Financial Officer (CFO) consistent with the guidelines adopted by the Board of Directors and will depend on market conditions and other factors. Pursuant to the Board of Directors meeting held on August 26, 2021, the Board restricted the CFO from exceeding $2 million of repurchases with any purchases more than $2 million requiring Board review.

During the three months ended September 30, 2021, we repurchased an aggregate of 57,759 shares of our common stock under our repurchase plan at an average cost of $5.67 per share.

Stock repurchase activity during the three months ended September 30, 2021 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs
August 31, 2021	15,943	$6.06	15,943	$24,903,328
September 30, 2021	41,816	$5.49	41,816	$24,672,449
	57,759		57,759

1. Excludes broker commission.

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
101*

The following materials are formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020(Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Aparup Sengupta	Date: November 2, 2021
Aparup Sengupta
Global CEO
(principal executive officer)

By:	/s/ Vikash Sureka	Date: November 2, 2021
Vikash Sureka
Chief Financial Officer
(principal financial and accounting officer)