Form 10-K
period 2021-12-31
Startek, Inc.
filed 2022-03-14
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐  No☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2021 was approximately $125.70 million. As of March 4, 2022, there were 40,273,438 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

2021 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Startek, Inc. (“Startek”, the Company”, “we”, “our” or “us”) is a global customer experience (CX) solution provider supporting some of the world’s most iconic brands across a variety of markets. Operating under the Startek and Aegis brands, we enable enterprises to create human-centered relationships with their end customers, transform CX and accelerate digital and artificial intelligence (AI) enablement across all their touchpoints and channels. We do this through CX and analytics services, technology-led innovation and engagement solutions, and a complete range of services around the customer life cycle management process (CLM). Our solutions are supported by over 45,000 employees, delivering services from 45 locations in 13 countries on five continents. Each day, our CX experts work together to deliver personalized, meaningful brand-led experiences.

The Company was founded in 1987, centered on supply chain management services, including packaging, fulfillment, marketing support, and logistics services. After our initial public offering on June 19, 1997, we increasingly focused on operating customer care contact centers and grew to include our current suite of CX offerings. To remain strategically competitive while expanding our reach with new and existing clients, we acquired several companies from 2013 to 2015. On July 20, 2018, the Company acquired CSP Alpha Midco Pte Ltd, a Singapore private limited company (Aegis), which resulted in CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (Capital Square Partners or CSP) owning a majority of the Company's outstanding shares. Capital Square Partners, a Singapore-based private equity fund, which owned Aegis, is the majority shareholder in the Company, owning approximately 56% of our outstanding shares. The combination greatly improved our competitive position in the market by providing us with access to many of the world’s most rapidly growing markets, offering services in many languages, offering a strong footprint and a foundation of operational excellence capabilities and industry best practices.

We offer CX solutions in almost every industry with tailored expertise in the telecoms, e-commerce and  consumer, financial and business services, media and cable, travel and hospitality, technology, education and healthcare, energy and utilities sectors. We serve over 200 clients globally, many of whom are industry leaders in their respective verticals and geographies. We understand the industries in which our clients operate and the unique challenges they face, and we also understand the culture of the business or geography within which our services are delivered. We believe our knowledge of best practices across different industries coupled with an understanding of the solutions that can be implemented in the context of our clients’ operating environments, enables us to improve processes and performance metrics—driving measurable results that differentiate our clients from their competitors. The trust and confidence that our clients have in us are underscored by the long relationships we enjoy with many of our key clients; we have worked with our top five clients for more than nine years on average. We hold the distinction of being a global company with a local flair, one that allows our customers to derive efficiencies in service delivery from onshore, nearshore, and offshore locations. This multi-share capability allows us to craft customized experiences across cultures and continents.

Service Offerings

Startek offers a broad range of CX, technology, and back-office support solutions that are designed to help our clients gain a competitive advantage by transforming their operations. Our solutions align our clients’ unique requirements by being highly configurable, insight-driven, technology-led, and vertical-specific.

Customer Engagement

To stay ahead and stand apart, our clients' businesses need to sell not just a product or service, but a promise. One that is fulfilled by delivering consistent, creative human-centered customer-brand engagements. And we deliver that connection through omnichannel solutions delivered through our tech-enabled and empowered workforce. In the age of the digital consumer, we support customers throughout the entire lifecycle by driving interest, elevating experience, nurturing leads, delivering sales, reducing churn, and growing customer brand affinity with our CX-driven digital engagement services and solutions.

Omnichannel Engagement

Today, customers expect to connect immediately, have quick resolutions, and use self-service technologies without any compromise on experience. We help create seamless omnichannel CX and synchronize interactions between a brand and a customer – across channels. When clients want to cultivate and integrate engagement channels, we offer cloud-enabled omnichannel solutions to optimize all opportunities. We also enable clients to integrate diverse self-service technologies that are adaptive and agile in order to make the most of the cultivated leads that their brand spends money and time nurturing.

Social Media

Social media is pervasive in nature and harnessing its energy for business relevance is mandatory. We design and power human-intelligent social media support, technologies, and approaches across multiple channels. Our transformation experts ensure that our clients' social media campaigns and communities are performance-driven, brand-aligned, and nurture loyalty. Our approaches are underpinned by a combination of third-party tools and LISA our proprietary platform that tracks and monitors social conversation threads across numerous niche digital streams and helps clients derive actionable intelligence and opportunities. We work with brands from inception to maturity, as trusted partners, enabling our clients to realize true value by creating experiences and business outcomes that meet their needs and exceed customer expectations.

Customer Intelligence Analytics

A digitally-driven, customer-centric, and data-filled world requires intelligent decision-making. That means leveraging data, next-gen technologies, and capabilities. We consider analytics to be an essential arm of our digital offerings because our clients' businesses are only as competent as the insights that fuel them. We offer cutting-edge data environments, cloud-based platforms, AI-driven technologies, and data scientists who deliver insights. We use analytics to shape relationships, scale businesses, predict behaviors, segment customers and augment CX. This translates consumer insights and big data into initiatives that drive transformation and above-market growth.

Work from Home

Volatile market conditions, shortage of talent, and unprecedented challenges have driven widespread adoption of work from home (WFH) as a desirable operating model. Our approach is unique because it is highly secure, highly compliant, and highly flexible. We leverage a cloud-enabled virtual desktop for our agents with a bring your own device (BYOD) approach. A virtual command center, consisting of functional and business leaders is always on to enable real-time monitoring of business continuity across geographies. Data security is one of our strongest assets, we make use of AI-enabled applications that activate alerts, conduct monitoring, offer facial detection systems, watermark, mask secure content, and more – all to make our clients' businesses more resilient and agile. We retain client confidence with our proven, secure and compliant WFH technologies, deepening our clients’ connection with their customers through digital contactless customer communication.

Startek Cloud

In a rapidly changing world, the cloud empowers novel and flexible operating models. As part of our geo-strategy, accelerated by global shifts, we have moved to the Campus on Cloud framework. Startek Cloud is our next-generation, hybrid, omni-cloud platform. Integrated with AI capabilities, Startek Cloud enables agents to work in remote and home-based roles for increased business agility and continuity. With a foundation based on four pillars - virtual desktop cloud, web-enabled contact center, workforce management, and e-learning - it is a system that serves every real-time requirement, on-demand.

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

Our Clients

We develop long-term relationships with global corporations and medium-sized enterprises whose business complexities and customer focus require a strategic partner who can quickly and globally scale the tools, technology, and talent needed to design and deliver the desired CX. We provide these services to clients from our delivery campuses across North America, South America, Africa, Asia, Middle East and Australia.

As of December 31, 2021, we have a diverse client base of more than 200 clients across a variety of verticals, including companies that we believe are among the leading players in their respective industries. Approximately 32% of our revenue is derived from clients within the telecommunications industry, which has resulted in a rapidly evolving environment for service providers. Our focus is on the continued diversification of the industries we serve by targeting high-growth verticals such as e-commerce and consumer, financial and business services, healthcare and education, and travel and hospitality. Our revenues for the year ended December 31, 2021, by industries served were as follows:

Year ended December 31, 2021
Telecom	32%
Media & Cable	14%
E-commerce & Consumer	14%
Healthcare & Education	12%
Financial & Business Services	9%
Travel & Hospitality	7%
Technology, IT & Related Services	3%
Other verticals	9%

In the year ending December 2021, our top five and ten clients represented 40% and 55% of total revenue, respectively. Master Service Agreements (MSAs) cover all our work for each client; these MSAs are typically multi-year contracts that may or may not include auto-renewal provisions. Although they typically do not include contractual minimum volumes and are generally terminable by the client without penalty upon prior written notice, our relationships with our top five clients have averaged around nine years, including multiple contract renewals for several of these clients.

Our clients’ CX needs, continue to evolve and expand beyond basic order processing or first-tier calls to handling complex issues that require advanced problem-solving skills, an in-depth understanding of their customers, sourcing the relevant technology capabilities to deliver personalized experiences, and building a highly qualified talent pool for managing CX. Digital outsourcing drivers for enterprises such as access to better technology, analytics, and omnichannel solutions are increasingly becoming more important than traditional outsourcing drivers. Our clients are looking to us to provide them with next-generation technology solutions to enable them to solve key business challenges. We are committed to partnering with our clients to deliver solutions that deliver world-class CX. We are investing in digital solutions and automation technologies that unlock customer insights using state-of-the-art digital technologies.

Key Competitive Differentiators

Our client base is largely comprised of leading global and regional brands. We believe our international footprint, world-class technology, and human capital solutions powered by Startek Cloud are ideally suited for these clients. These brands increasingly look to partner with service providers who embrace customer-centricity and proactively suggest innovative solutions to transform their CX operations. We believe we are well-positioned to succeed in this changing landscape and are differentiated by our insights and analytics, technology-led innovation, and customizable engagement solutions. Additionally, we believe our innovative human capital strategies and operational best practices are key competitive advantages. The successful execution of our principal corporate strategies depends on our competitive strengths, which are briefly described below:

Scale and Global Footprint

We are a truly global business with global clients, global management teams, global best practices, and global thinking. Our vast footprint provides clients with access to some of the world’s most rapidly growing markets, multilingual offerings, and the institution of operational best practices across the globe. Our scale, breadth, and capabilities also support clients with global business requirements by providing engagement services in the country or in geographical proximity based on their CX needs.

Customer Experience and Design

Our human-assisted digital approaches to help us define and build differentiated CX every step of the way in order to build brand loyalty and lifetime value. Our anytime-anywhere approach is based on knowing that customer or user experience is the basis of all decision-making. We design and deliver CX solutions through an integrated omnichannel customer contact management offering. Our primary focus is enabling brands to devise contact strategies that maximize the benefits of each channel, reducing customer effort and increasing ease of use.

Customer Lifecycle Management

Understanding the lifetime view of the client or customer is key in obtaining enhanced value. From initial lead to building long-term brand loyalty, we enable our clients to extend and foster healthier, holistic relationships with their customers not as a one-time option but as an ongoing process and relationship. We offer cradle-to-grave multilingual solutions across the customer life cycle and fulfillment across digitally enabled multilingual channels. From data-driven insights, attracting and retaining customers to converting sales, we help clients tailor personalized 1-2-1 services.

Process Innovation and Optimization

We free our clients from the burden of repetitive, mundane processes that take up time and effort. We assist them with change management and lead them to streamlined, global processes that drive them to the next level of maturity. We use global best practices, tools and methodologies to automate their business process, and, above all, deliver quality assurance.

Technological Excellence: a Serious Approach to Digital

We believe that Startek provides clients with unmatched infrastructure stability. We utilize a combination of industry best practices, internally developed tools, and a globally distributed team of engineers and support staff to centralize and standardize our worldwide delivery capabilities. This architecture enables us to deliver improved scalability and quality of delivery for our clients while lowering capital requirements and information technology operating costs. Our self-healing network, unique to the industry, also enables us to deliver every customer contact cleanly and with minimal downtime. Through automation and machine learning, we seamlessly identify faults in third-party applications and route around or drive repair. The stability of our infrastructure allows us to provide seamless contact delivery while also focusing on developing and delivering new, innovative offerings, including chatbots, AI, and neurolinguistic programming. Our IT solutions are not only technologically sound they also embody the principles of human communication science to ensure a better interactive experience for our client's customers.

Operational Excellence

Our operating platform provides the core processes that allow us to be consistent in our service offering across sites and geographies. It includes execution and innovation in every area of the operation including on-boarding and enabling employees, executing against goals, evaluating, and improving performance, and enhancing the total experience of our clients’ customers.

Human Capital

We have more than 30 years experience managing global talent and offer a consistent, scalable, and flexible workforce that is passionate about delivering the desired CX while meeting or exceeding our clients’ key business objectives. We consistently invest in forward-thinking strategies to attract, develop, reward, and retain top talent across our global enterprise. Our talent management processes are based on the latest strategies in the field of human capital management and are designed to create a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. We place a high emphasis on diversity and inclusivity – using our award-winning six-dimensional framework which helps us hire top talent from new sources, with the added bonus of superior performance, reduced turnover, and sustained levels of engagement.

We recognize our employees as the core of our success and provide them with learning opportunities, multicultural exposure, international work opportunities, and multiple career paths. As of December 31, 2021, we employ approximately 45,000 employees in 13 countries on five continents. Approximately 95% of our employees are located outside the U.S. Approximately 7% of our employees were members of a labor union or were covered by collective bargaining agreements, most of which are mandated under national labor laws outside the U.S. These agreements are subject to periodic renegotiations, and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements. We consider our employee relations to be good.

Strategy

We are committed to being the premier, high-performance partner for the world’s leading brands while generating profitable growth for our investors. Our merger with Aegis enables our clients to benefit from the wider global reach and access new markets, access greater multilingual offerings, and leverage new digital solutions. We believe that the foundation for our success is strong and we continue to realize synergies, revenue growth, and operating efficiencies from the combination. To that end, we plan to continue:

•	Growing deeper, more strategic relationships with our existing global client base through our broader delivery capabilities and expanded suites of solutions
•	Pursuing new clients in high growth industries that are committed to differentiation through customer-centricity
•	Investing in our sales leadership to accelerate growth across a broad set of industries and geographies
•	Improving our market position by becoming the leader in CX management services
•	Improving profitability through operational improvements, increased utilization, and higher-margin accounts
•	Expanding our global delivery platform to meet our clients' needs
•	Broadening our service offerings through more innovative, technology-enabled, and value-added solutions
•	Attracting and retaining a high performing, motivated and diverse workforce, capable of handling increasingly more complex customer issues
•	Focusing on every geography while retaining a global brand and following best practices

Driving a superior CX for our clients is at the center of everything we do. Our agents are on the front lines every day working to build and maintain strong customer relationships that drive sales, satisfaction, and loyalty for our client's brands. To help us accelerate revenue growth across the globe, we will continue to invest in our core CX solutions, including strengthening our consulting and analytics capabilities, technology-enabled platforms, and embedding findings from research in human communication science.

Seasonality

Our business can be seasonal depending on our clients' marketing programs and product launches. These are often geared toward the end of summer and the winter holiday buying season in the U.S. and during major local festival seasons across our other geographies.

Industry

The worldwide customer management business process outsourcing (CM BPO) market is projected to grow steadily at slightly above 4% compounded annual growth rate (CAGR) through 2023, according to industry research firms. By the end of 2023, it is estimated that the CM BPO industry will achieve a total market size of around $240 billion. Approximately 52% of worldwide BPO spend comes from the Americas region, while the Asia-Pacific region has the strongest growth (around 5% CAGR). Evolving buyer expectations to deliver next-generation CX will continue to fuel growth as brands increasingly turn to service providers to support their ongoing efforts for digital transformation.

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

Our competitors vary by geography and business segment, and range from large, multinational corporations to smaller, narrowly focused enterprises. Across our lines of business, the principal competitive factors include client relationships, technology, and process innovation, integrated solutions, operational performance and efficiencies, pricing, and financial strength. We primarily compete with in-house customer management operations and other companies that provide CX management, including Alorica, Concentrix, Sitel Group, Sykes, TTEC, Teleperformance, and Transcom, among others. We also compete with smaller, specialized companies and divisions of multinational companies such as Accenture, Conduent, Infosys, Tech Mahindra, and Wipro, among others.

Many of these competitors are significantly larger than Startek in revenue, income, number of contact centers and customer service agents, number of product offerings, and market capitalization. We believe that while Startek is smaller than many of our competitors, we can compete because of our focus, scale, and ability to add value to our clients' businesses. Clients often select Startek to challenge these large competitors, because they want more innovation, flexibility, and speed to market.

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

CORPORATE INFORMATION

Our principal executive offices are located at 6200 South Syracuse Way, Suite 485, Greenwood Village, Colorado. Our telephone number is (303) 262-4500. Our website address is www.startek.com. Our stock currently trades on the New York Stock Exchange (NYSE) under the symbol SRT. Our global executives are spread around the world and ensure that we have the right leadership near the moment of truth.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) are available free of charge through our website (www.startek.com) as soon as practicable after we furnish it to the Securities and Exchange Commission (SEC). We also make available on the Investor Relations page of our corporate website, the charters for the Compensation Committee, Audit Committee and Governance and Nominating Committee of our Board of Directors, as well as our Corporate Governance Guidelines and our Code of Ethics and Business Conduct.

None of the information on our website or any other website identified herein is part of this report. All website addresses in this report are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS

Market and Client Related Risks

A substantial portion of our revenue is generated by a limited number of clients. The loss or reduction in business from any of these clients would adversely affect our business and the results of operations.

Our five largest clients together accounted for 40% of our revenue; our top client accounted for 18% of our total net revenues for the year ended December 31, 2021. Any loss of business from any major client could reduce our revenue and significantly harm our business.

We may not be able to retain our principal clients. If we were to lose any of our principal clients, we may not be able to replace the revenue on a timely basis. Several factors other than our performance could cause the loss of a client or reduction of business from a client. In certain cases, our business may be impacted when a large client changes its outsourcing strategy by moving more work in-house. Reduced outsourcing spending in response to a challenging economic or competitive environment may also result in our loss of a client.

The future revenue we generate from our principal clients may decline or grow at a slower rate than expected or than it has in the past. In the event we lose any of our principal clients or do not receive call volumes anticipated from these clients, we may suffer from the costs of underutilized capacity because of our inability to eliminate all the costs associated with conducting business with that client. This could exacerbate the effect that the loss of a principal client would have on our operating results and financial condition. Additional, productivity gains could be necessary to offset the negative impact that lower per-minute revenue at higher volume levels would have on our margins in future periods.

We depend on several large clients concentrated in a few industries, as well as clients located in a few geographies. Economic slowdown or factors that affect these industries could reduce our revenues and harm our business.

A substantial portion of our clients is concentrated in the telecommunication industry. During the year ended December 31, 2021, we derived 32% of our total revenues from the telecommunication industry. We expect to continue to experience volatility with regard to call volumes with our telecoms clients in 2022. The shift in client demand from customer voice experience solutions toward digital CX solutions may increase as digital solutions become more effective at resolving customers’ needs. This may lower the demand for our services or impact the prices that we can obtain for our services and consequently, adversely affect our revenues and profitability. A reduction in the amount of business we receive from our clients could also result in stranded capacity and costs and adversely affect our business, results of operations, and financial condition.

Economic slowdowns in some markets, particularly the U.S., Saudi Arabia, India, Australia, South Africa, Malaysia, and Argentina may cause reductions in spending by our clients. This may impede our ability to maintain existing business, or develop new business, and adversely impact the results of our operations and our financial condition. Three factors could result in a decrease in the demand for our services and adversely affect our results of operations. They are a downturn in any of our targeted industries, particularly telecoms, banking and financial services, travel and leisure industries, a slowdown or reversal of the trend to offshore business process outsourcing in any of these industries, or the introduction of regulation that restricts or discourages companies from outsourcing.

Client consolidation could result in a loss of business that would adversely affect our operating results.

The telecommunications industry has had a significant level of consolidation. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired themselves. Such consolidations may decrease our business volume and revenue, which could have an adverse effect on our business, results of operations, and financial condition.

Our contracts generally do not contain minimum purchase requirements and can generally be terminated by our customers on short notice without penalty.

We enter into written agreements with each client for our services and seek to sign multi-year contracts. However, these contracts generally permit termination upon 30 to 90 days' notice by our clients; they do not designate us as our clients' exclusive outsourced services provider, do not penalize our clients for early termination, hold us responsible for work performed that does not meet predefined specifications, and do not contain minimum purchase requirements or volume commitments. Accordingly, we face the risk that our clients may cancel or renegotiate contracts we have with them, which may adversely affect our results. If a principal client canceled or did not renew their contract with us, our results would suffer. In addition, because the amount of revenue generated from any client is generally dependent on the volume and activity of our clients' customers, as described above, our business depends in part on the success of our client's products. The number of customers who are attracted to the products of our clients may not be sufficient or our clients may not continue to develop new products that will require our services, in which case it may be more likely for our clients to terminate their contracts with us. Clients can generally reduce the volume of services they outsource to us without any penalties, which would have an adverse effect on our revenue, results of operations and overall financial condition.

Our strategy depends on companies continuing to outsource non-core services.

Some of our clients have been decreasing the number of firms they rely on to provide outsourced services. Due to financial uncertainties and the potential reduction in demand for our client's products and services, our clients and prospective clients may decide to further consolidate the number of firms on which they rely for outsourced services. Under these circumstances, our clients may cancel current contracts with us, or we may fail to attract new clients, which will adversely affect our financial condition.

Intense competition in the market for outsourcing services could affect our win rates and pricing, which could reduce our share of business from clients and decrease our revenues and/or our profits.

Our revenues and profits depend, in part, upon the continued demand for our services by our existing and new clients and our ability to meet this demand in a competitive and cost-effective manner. The outsourcing services market is highly competitive. Our competitors include large global outsourcing and technology firms, regional outsourcing services firms, software and solution providers, niche service providers, and in-house customer support services departments of large corporations.

The outsourcing services industry is experiencing rapid changes that are affecting the competitive landscape, including recent divestitures and acquisitions that have resulted in consolidation within the industry. These changes may result in larger competitors with significant resources or competitors with more competitive service offerings in emerging areas of demand, such as digital solutions, cloud-based solutions, and AI-based solutions. In addition, some of our competitors have added offshore capabilities to their service offerings. These competitors may be able to offer their services using offshore and onsite models more efficiently. In addition, many of these competitors are substantially larger than us and have more diversified infrastructure and contact center locations than Startek. We may face competition in countries where we currently operate, as well as in countries in which we expect to expand our operations. Many of our competitors have significantly greater financial, technical, and marketing resources, generate greater revenues, have more extensive existing client relationships and technology partnerships, and have greater brand recognition than Startek. We may be unable to compete successfully against these competitors or may lose clients to these competitors.

Additionally, our ability to compete effectively also depends in part on factors outside our control, such as the price at which our competitors offer comparable services, and the extent of our competitors’ responsiveness to their clients’ needs. Moreover, our ability to maintain or increase pricing is restricted as clients often expect that as we do more business with them, they will receive volume discounts or lower rates. In addition, existing and new customers are also increasingly using third-party consultants with broad market knowledge to assist them in negotiating contractual terms. Any inability to maintain or increase the pricing on account of this practice may also adversely impact our revenues, gross profits, operating margins, and results of operations.

Risks Arising From the Investments We Make in Anticipation of and To Maintain Our Growth

Our business relies heavily on technology and computer systems, which subjects us to various uncertainties, damage, or disruptions within or beyond our control

We have invested in sophisticated and specialized telecoms and computer technology and have focused on the application of this technology to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. There can be no assurance that any technology or computer system will not encounter outages or disruptions. Any significant failure, damage, or destruction of our equipment or systems or any major disruptions to basic infrastructures, such as power and telecoms systems in the locations in which we operate, could impede our ability to provide services to our clients and thus adversely affect their businesses, have a negative impact on our reputation and may cause us to incur substantial additional expenses to repair or replace damaged equipment or facilities. Our future success will also depend in part on our ability to anticipate and develop information technology solutions, controls, and processes that keep pace with evolving industry standards, changing client demands, and increasing risks.

Our business will be adversely affected if we fail to enhance existing services or anticipate and develop new services and effectively manage the rapid changes in the use of technology.

The outsourcing and technology services market is characterized by rapid technological change leading to automation of services, evolving industry standards, changing client preferences, and new product and service introductions. Our future success will depend on our ability to anticipate these advances and develop new service offerings to meet client needs. We may fail to anticipate or respond to these advances on a timely basis, or, if we do respond, the services or technologies that we develop may not be successful in the marketplace and may need significant investments. We are working to develop several new solutions involving AI-based automation, robotic process automation, social media, analytics and other technologies both in-house and in partnership with smaller companies that have developed niche expertise in these technologies. The complexity of these solutions, our inexperience in developing or implementing them, and significant competition in the markets for these solutions may affect our ability to market these solutions successfully. In addition, the development of some services and technologies may involve significant upfront investments and the failure of these services and technologies may result in our inability to recoup some or all these investments. Further, better or more competitively priced products, services, or technologies that are developed by our competitors may render our services non-competitive or obsolete.

Our operating results may be adversely affected if we are unable to maximize our facility capacity utilization.

Our profitability is influenced by our facility capacity utilization. The majority of our business involves technical support and customer care services initiated by our client's customers. As a result, our capacity utilization varies, and demands on our capacity are, to some degree, beyond our control. We continuously anticipate and forecast business growth and infrastructure requirements and may invest in new facilities with or without contracted business for such facilities. We have experienced, and in the future may experience, periods of idle capacity following the opening of new facilities where forecasted volume levels do not materialize. In addition, we have experienced, and in the future may experience, idle peak period capacity when we open a new facility or terminate or complete a large client program. These periods of idle capacity may be exacerbated if we expand our facilities or open new facilities in anticipation of new client business because we generally cannot to require a client to enter a long-term contract or to require clients to reimburse us for capacity expansion costs if they terminate their relationship with us or do not provide us with anticipated service volumes.

We assess the expected long-term capacity utilization of our facilities and may consolidate or close underperforming facilities to maintain or improve targeted utilization and margins. We may incur impairment losses and restructuring charges in future years as a result of closing facilities. There can be no assurance that we will be able to achieve or maintain optimal facility capacity utilization.

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

We have a joint venture with a large telecom operator in the Kingdom of Saudi Arabia. The priorities and objectives of the joint venture partner may differ from ours. In addition, the joint venture partner is the largest client of the joint venture entity. An adverse economic environment leading to adverse conditions at the joint venture partner’s business could lead to lower volumes for us and may adversely affect our results of operations. Any renegotiation in the terms of the joint venture agreement that is detrimental to us relative to the current shareholder agreement between the joint venture parties could also have an adverse impact on our financials. Termination of the contract with the joint venture partner entity could significantly hamper our operations in the Kingdom of Saudi Arabia and would have a significant adverse impact on the consolidated results of our operations.

Goodwill that we carry on our balance sheet could be subjected to significant impairment charges in the future.

As a result of two significant business combinations, we carry a significant amount of goodwill on our balance sheet. Goodwill is subject to impairment review at least annually. Impairment testing under U.S. Generally Accepted Accounting Principles may lead to impairment charges in the future. Any significant impairment charges could have a material adverse effect on our results of operations. As of December 31, 2021, based on the qualitative and quantitative assessment, we concluded that there is no impairment of goodwill.

We have and may incur material restructuring charges in the future.

We continually evaluate ways to reduce our operating expenses and adapt to changing industry and market conditions through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. We have recorded restructuring charges in the past related to involuntary employee terminations, facility closures, and other restructuring activities. We may incur material restructuring charges in the future. The risk that we incur material restructuring charges may be heightened during economic downturns, if clients’ demand, preferences, or expectations change rapidly or with expanded global operations.

Operations Related Risks

Failure to attract and retain key management personnel may adversely impact our strategy execution and financial results.

Our ability to attract, successfully integrate, and retain key management personnel could have a significant impact on our ability to compete or to execute our business strategy. Changes in key management personnel may temporarily disrupt our operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to attract, motivate, train, and retain key management personnel.

If we are not able to hire and retain qualified employees, our ability to service our existing customers and retain new customers will be adversely affected.

Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our business is people-intensive and, as is typical for our industry, continues to experience high employee turnover. Our operations, especially our technical support and customer care services, generally require specially trained employees, which, in turn, requires significant recruiting and training costs. Such turnover adversely affects our operating efficiency, productivity, and ability to fully respond to client demand, adversely impacting our operating results. Some of this turnover can be attributed to the fact that we compete for labor not only with other call centers but also with other similar-paying jobs, including retail, services industries, food service, etc.  As such, improvements in the local economies in which we operate can adversely affect our ability to recruit agents in those locations. Further increases in employee turnover or failure to effectively manage these high attrition rates would have an adverse effect on our results of operations and financial condition.

The addition of new clients or implementation of new projects for existing clients may require us to recruit, hire, and train personnel at accelerated rates. We may not be able to successfully recruit, hire, train, and retain sufficient qualified personnel to adequately staff for an existing business or future growth, particularly if we undertake new client relationships in industries in which we have not previously provided services. Because a substantial portion of our operating expenses consists of labor-related costs, labor shortages or increases in wages (including minimum wages as mandated by the federal governments, employee benefit costs, employment tax rates, and other labor-related expenses) could cause our business, operating profits, and financial condition to suffer. Economic and legislative changes in the U.S. may encourage organizing efforts in the future which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity.

Our operating costs may increase as a result of higher employee costs or an increase in minimum wages.

We have sought to contain our employee costs by limiting salary increases and payment of cash bonuses to our employees. The local economies in some of the locations in which we operate may experience growth, which causes pressure on employee rates to remain competitive within the local economies. If these growth trends continue, we may need to further increase salaries or otherwise compensate our employees at higher levels to remain competitive. Higher salaries or other forms of compensation are likely to increase our cost of operations. If such increases are not offset by increased revenue, they will negatively impact our financial results.

Wage costs in offshore delivery locations such as India and the Philippines have historically been significantly lower than wage costs in the U.S. for comparably skilled professionals, which has been one of our competitive strengths. Offshore outsourcing is a politically sensitive topic in the U.S. and elsewhere. There has been increased expression of concern by many organizations and public figures about a perceived association between offshore outsourcing providers and the loss of jobs in their home countries. Recently there has been an indication that immigration regulations in the U.S. could undergo significant changes that may require us to substitute offshoring with local hires in the U.S. Such hiring could result in overall increased wage costs thereby impacting profitability.

Additionally, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our profit margins. We have historically experienced significant competition for employees from large multinational companies that have established and continue to establish offshore operations in India, as well as from companies within India. This competition has led to wage pressures in attracting and retaining employees, and these wage pressures have led to a situation where wages in India are increasing at a faster rate than in the U.S.

Employee strikes, collective bargaining agreements, and other employee-related disruptions may adversely affect our operations.

In certain geographies, like Argentina, our workforce is part of collective bargaining agreements that require us to negotiate wage hikes with labor unions. Our inability to negotiate wage hikes favorable for Startek or our inability to pass 100 percent of these wage hikes completely to our customers in the form of increased pricing will adversely impact our profitability and operating margins. In the past, some of our employees in other geographies have attempted to organize a labor union, and economic and legislative changes may encourage organizing efforts in the future, which, if successful, could further increase our recruiting and training costs and could decrease our operating efficiency and productivity. We cannot assure that there will not be any strike, lockout or material labor dispute in the future. Work interruptions or stoppages could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We are also a party to various labor disputes and potential disputes. If our provisions for any of our labor claims are insufficient or the claims against us rise significantly in the future, this could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our financial condition and results of operations for 2022 could get adversely affected by health pandemics such as the recent Coronavirus or COVID-19 outbreak.

Our business could be materially and adversely affected by health pandemics, including, but not limited to, outbreaks of the coronavirus or COVID-19. Outbreaks of COVID-19 have alarmed people around the world, affecting economic activity globally. More recently, cases of the COVID-19 virus have been identified internationally, including confirmed human outbreaks and deaths. Any prolonged pandemic such as COVID-19, or other contagious infection in the countries in which we do business may result in employee absences, lower asset utilization rates, voluntary closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. Moreover, health epidemics may force local health and government authorities to mandate the closure of our offices and delivery centers. Any prolonged or widespread health pandemic could severely disrupt our business operations, resulting in a significant decrease in demand for our services and have a material adverse effect on our financial condition, results of operations, and cash flows.

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our business.

We depend on telephone and data services provided by various local and long-distance telephone companies. Because of this dependence, any change to the telecoms market that would disrupt these services or limit our ability to obtain services at favorable rates could affect our business. For example, the concentration and bargaining power of technology and telecoms suppliers, most of which are beyond our control or which we cannot predict, could increase the cost of telecommunication services. We have taken steps to mitigate our exposure to the risks associated with rate fluctuations and service disruption by entering long-term contracts with various providers for telephone and data services and by investing in redundant circuits. There is no obligation, however, for the vendors to renew their contracts with us or to offer the same or lower rates in the future and such contracts are subject to termination or modification for various reasons outside of our control.

In addition, there is no assurance that a redundant circuit would not also be disrupted. A significant increase in the cost of telephone services that are not recoverable through an increase in the price of our services or any significant interruption in telephone services could adversely affect our business.

Our foreign operations subject us to the risk of currency exchange fluctuations.

Although most of our revenue and costs are in the local currency of the geography we operate in, we do run a currency risk because we deliver a portion of our business in an offshore location relative to the location of our clients. In such offshore deals, in certain geographies revenue is generated in U.S. dollars but operating costs are paid in local currencies. Thus, we are exposed to market risk from changes in the value of these currencies to the U.S. dollar. We engage in hedging activities relating to our exposure to such fluctuations. Our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from strengthening or weakening these currencies against the U.S. dollar.

Some of the countries we have a presence in have experienced inflation and volatility in the past and some Latin American countries, such as Argentina, have recently been classified as hyperinflationary economies. While inflation may not have a significant effect on the profit and loss of a local subsidiary itself, depreciation of the local currency against the U.S. dollar would reduce the value of the dividends payable to us from our operating companies. We report our financial results in U.S. dollars and our results of operations would be adversely affected if these local currencies depreciate significantly against the U.S. dollar, which may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period end exchange rate and income and cash flow statements at average exchange rates for the year.

We may incur losses due to unanticipated or significant intra-quarter movements in currency markets which could have an adverse impact on our profit margin and results of operations. Also, the volatility in the foreign currency markets may make it difficult to hedge our foreign currency exposures effectively.

Changes in tax laws in the geographies we operate in could have an adverse impact on our financial results.

We are subject to tax audits, including with respect to transfer pricing, in the U.S. and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations, and financial condition. We continuously review the potential impacts of the recent changes; however, we cannot predict any future tax law changes which could have an impact on our future tax liabilities.

The governments of jurisdictions where we have a presence could enact new tax legislation which would have a material adverse effect on our business, results of operations, and financial condition. In addition, our ability to repatriate surplus earnings from our delivery centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws, and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, or the cost of our services to our clients, which would have a material adverse effect on our business, results of operations, and financial condition.

We are subject to transfer pricing and other tax-related regulations and any determination that we have failed to comply with them could materially adversely affect our profitability.

Transfer pricing regulations to which we are subject require that any international transaction among our company and its subsidiaries be on arm’s length terms. We believe that the international transactions among the Startek group companies are on arm’s length terms. If, however, the applicable tax authorities determine that the transactions among the Startek group companies do not meet arm’s length criteria, we may incur an increased tax liability, including accrued interest and penalties. This would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

Our existing debt may affect our flexibility in operating and developing our business and our ability to satisfy our obligations.

As of December 31, 2021, we had total indebtedness of $170 million. Our level of indebtedness may have significant negative effects on our future operations, including:

•	Impairing our ability to obtain additional financing in the future (or to obtain such financing on acceptable terms) for working capital, capital expenditure, acquisitions, or other important needs
•

Requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, could impair our liquidity and reduce the availability of our cash flow to fund working capital, capital expenditure, acquisitions, and other important needs

•	Increasing the possibility of an event of default under the financial and operating covenants contained in our debt instruments
•

Limiting our ability to adjust to rapidly changing conditions in the industry, reducing our ability to withstand competitive pressures, and making us more vulnerable to a downturn in general economic conditions or business than our competitors with less debt

If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. We can provide no assurance that any such refinancing would be possible or that any additional financing could be obtained. Our inability to obtain such refinancing or financing may have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our financing agreements impose debt covenants which are to be fulfilled by the Company and/or its subsidiaries failing which may have detrimental impact on the potential growth and results of operations.

Our secured revolving credit facility and the senior term loan facility agreement entered by our subsidiaries contains certain affirmative and negative covenants that may limit or restrict our ability to engage in certain activities, including but not limited to, making certain investments, limiting capital expenditures, incurring additional indebtedness, and engaging in mergers and acquisitions. If we are not able to meet these covenants, our ability to respond to changes in the business or economic conditions may be limited, and we may be unable to engage in certain activities that otherwise may be beneficial to our business. We cannot assure that we will be able to meet the financial covenants under our credit facility, or that in the event of noncompliance, we will be able to obtain waivers or amendments from our lenders. If we fail to comply with the terms of the agreement, our lender could decide to call any amounts outstanding immediately, and there can be no assurance that we would have adequate resources or collateral to satisfy the demand. Any such scenario would have a material adverse impact on our financial condition.

If we are unable to fund our working capital requirements and new investments, our business, financial condition, results of operations, and prospects could be adversely affected.

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

In addition, we are exposed to adverse changes in our key clients’ payment policies, which could have a material adverse impact on our ability to fund our working capital needs. During the year ended December 31, 2021, our average days' sales outstanding (DSO) was approximately 55 days. If our key clients implement policies that extend the payment terms of our invoices, our working capital levels could be adversely affected and our finance costs may increase. If we are unable to fund our working capital requirements, access financing at competitive prices, or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations, and prospects could be adversely affected.

Regulatory and Related Risks

Cyberattacks or the improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business.

We are dependent on networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients and we may be required to store sensitive or confidential client data in connection with the services we provide. As a result, we are subject to contractual terms and numerous U.S. and foreign laws and regulations designed to protect this information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Although we have implemented appropriate policies and procedures to reduce the possibility of physical, logical, and personnel security breaches, along with appropriate audit oversight for verifying continued operating effectiveness of the same through internal audits and external SSAE16, HIPAA, GDPR, ISAE 3402, ISO27K1, ISO 14K1, and PCI-DSS reviews, no such measures can completely eliminate the risk of cybersecurity attacks, especially in light of advances in criminal capabilities (including cyber-attacks or cyber intrusions over the internet, malware, computer viruses and the like), the discovery of zero-day vulnerabilities or attempts to exploit existing vulnerabilities in interconnected third party systems that are beyond our control systems.

Unauthorized disclosure, either actual or perceived, of a sensitive or confidential client or customer data, whether through systems failure, system intrusion, employee negligence, fraud, or otherwise could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability, and damage to our reputation, business, financial condition, results of operations, and cash flows.

The Company experienced a cyberattack by a threat actor in 2021. We were able to thwart the attack with minimal damage to us both operationally and financially and were able to realize a substantial part of the liability from our insurance cover. However, there is no assurance that there may not be a material adverse effect in the future. Although we maintain cyber liability insurance, such insurance may not adequately or timely compensate us for all losses we may incur as any of our client contracts do not contain limitations of liability for such losses.

Our foreign operations are subject to social, political, and economic risks that differ from those in the U.S.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During the year ended December 31, 2021, we generated approximately 81% or $569 million of our revenue from operations outside the U.S. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	Difficulties and costs of staffing and managing operations in certain regions
•	Differing employment practices and labor issues
•	Local business and cultural factors that differ from our usual standards and practices
•	Volatility in currencies
•	Currency restrictions, which may prevent the transfer of capital and profits to the U.S.
•	Unexpected changes in regulatory requirements and other laws
•	Potentially adverse tax consequences
•	The responsibility of complying with multiple and potentially conflicting laws, for example with respect to corrupt practices, employment, and licensing
•	The impact of regional or country-specific business cycles and economic instability;
•	Political instability, uncertainty over property rights, civil unrest, political activism or the continuation or escalation of terrorist activities
•	Access to capital may be more restricted, or unavailable on favorable terms or at all in certain locations

Our global growth (including growth in new regions in the U.S.) also subjects us to certain risks, including risks associated with funding increasing headcount, integrating new offices and establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with regulations such as the Foreign Corrupt Practices Act and similar laws.

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

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers, financial and health information, as well as other personal information. As a result, we are subject to certain contractual terms as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. We take measures to protect against unauthorized access and to comply with these laws and regulations. We use the internet as a mechanism for delivering our services to clients, which may expose us to potential disruptive intrusions. Unauthorized access, system denials of service, or failure to comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity, any of which could negatively affect our operating results and financial condition. In addition, third party vendors that we engage to perform services for us may have an unintended release of personally identifiable information.

We are required to comply with laws governing the transmission, security, and privacy of protected health information.

We are required to comply with applicable laws governing the transmission, security, and privacy of health information, including, among others, the standards of The Health Insurance Portability and Accountability Act (HIPAA). Failure to comply with any of these laws could make it difficult to expand our healthcare business process outsourcing business and/or cause us to incur significant liabilities.

The failure to comply with debt collection and consumer credit reporting regulations could subject us to fines and other liabilities, which could harm our reputation and business, and could make it more difficult for us to retain existing customers or attract new customers.

The Fair Debt Collection Practices Act (FDCPA) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person, which includes our debt collection business. Many states impose additional requirements on debt collection communications and some of those requirements may be more stringent than the federal requirements. In addition, many U.S. states require a debt collector to apply for, be granted, and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in most U.S. states.  Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. We could be subject to fines or other penalties if we are determined to have violated the FDCPA, the Fair Credit Reporting Act, or analogous state laws, which could make it more difficult to retain existing customers or attract new customers and could otherwise harm our business.

Argentina has undergone significant political, social, and economic instability in the past several years. If such instability continues or worsens, our Argentine operations could be materially adversely affected.

During the year ended December 31, 2021, our Argentina operations accounted for 4.6% of our total revenue. Argentina has been facing economic difficulty for the past several years. Since 2015, the Argentine economy has experienced a recession, as well as a political and social crisis, and the significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product (GDP) growth, and regulatory changes, the continued depreciation of the Argentine peso may have a negative impact on our business in Argentina.

The country has been experiencing high inflation in recent years and there can be no assurance that Argentina will not experience another recession, higher inflation, devaluation, unemployment, and social unrest in the future.

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

Market Related Risks

Our largest stockholder can significantly influence corporate actions.

Capital Square Partners (CSP), a Singapore-based private equity fund, is our principal shareholder following the combination of Aegis and the Company. CSP owns approximately 56% of our outstanding stock. The Stockholders Agreement dated July 20, 2018, gives CSP the right to appoint majority directors on our Board of Directors including the Chairman of the Board of Directors. Currently, there are four Directors appointed by CSP, including the Executive Chairman and CEO.

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

The market price of our common stock has been volatile, and could be subject to wide fluctuations in response to quarterly variations in our operating results, changes in management, the degree of success in implementing our business and growth strategies, announcements of new contracts or contract cancellations, announcements of technological innovations or new products and services by us or our competitors, changes in financial estimates by securities analysts, the perception that significant stockholders may sell or intend to sell their shares or other events or factors we cannot currently foresee. We are also subject to broad market fluctuations, given the overall volatility of the current U.S. and global economies, where the market prices of equity securities of many companies experience substantial price and volume fluctuations that have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock trades at relatively low volume levels, any change in demand for our stock can be expected to substantially influence market prices thereof.

If Amazon exercises its right to acquire shares of our common stock pursuant to the Warrant, it will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our stock.

On January 23, 2018, we entered into a Transaction Agreement (the Amazon Transaction Agreement) with Amazon.com, Inc. (Amazon). Pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (the Warrant) to acquire up to 4,000,000 shares of our common stock, subject to certain vesting events. If Amazon exercises its right to acquire shares of our common stock pursuant to the Warrant, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, any sales in the public market of any common stock issuable upon the exercise of the Warrant by Amazon could adversely affect prevailing market prices of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2021, we had operating centers in the following countries, containing in the aggregate approximately 2,286 thousand square feet:

Country	Number of Facilities	Total (Thousand Sq. Ft.)
US	9	309
Philippines	4	257
Honduras	3	196
Caribbean	1	65
Argentina	4	109
India	14	895
Malaysia	2	119
Sri Lanka	2	28
Peru	1	14
South Africa	2	102
Australia	1	43
Saudi Arabia	2	149
Total	45	2,286

All the above facilities are leased except one site in India which is owned by us. Sites that are not currently operating as of December 31, 2021, are not included in the list above.

Substantially all our facility spaces can be used to support any of our business process outsourced services. We believe our existing facilities are adequate for our current operations. We intend to maintain efficient levels of excess capacity to enable us to readily provide for needs of new clients and increasing needs of existing clients.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Part II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock has been listed on the NYSE under the symbol “SRT” since the effective date of our initial public offering on June 19, 1997.

HOLDERS OF COMMON STOCK

As of March 4, 2022, there were approximately 26 record holders and 40,273,438 shares of common stock outstanding. See Item 1A. “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

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

STOCK REPURCHASE PROGRAM

Effective November 4, 2004, our board of directors authorized repurchases of up to $25 million of our common stock. The repurchase program will remain in effect until terminated by the board of directors and will allow us to repurchase shares of our common stock from time to time on the open market, in block trades and privately negotiated transactions. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors and will depend on market conditions and other factors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Any repurchases will be made in accordance with SEC rules.

During the year the Company undertook share repurchases under a previously announced and approved Repurchase Plan. During the year the Company repurchased an aggregate of 412,769 shares of our common stock under our repurchase plan at an average cost of $4.61 per share.

Share repurchase activity during the year ended December 31, 2021 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
August 31, 2021	15,943	6.06	15,943	1,903,328
September 30, 2021	43,016	5.51	43,016	1,666,196
October 31, 2021	-	-	-	1,666,196
November 30, 2021	129,977	4.51	129,977	1,079,636
December 31, 2021	223,833	4.39	223,833	96,675
Total	412,769		412,769

(1) Excludes broker commission.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements included elsewhere in this annual report.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled customer experience (CX) solutions. The Company provides omnichannel CX, digital transformation, and technology services to some of the world’s leading brands. Startek is committed to impacting clients’ business outcomes by focusing on enhancing CX and digital enablement across all touch points and channels. Startek has more than 45,000 employees located across 45 delivery campuses in 13 countries. The Company services over 200 clients across a range of industries such as banking and financial services, insurance, technology, telecoms, healthcare, travel and hospitality, consumer goods, retail and energy and utilities.

Startek manages over half a billion customer moments of truth each year for the world’s leading brands. We help these brands increase their revenues by enabling better experiences for their customers across multiple channels. As a leading provider of technology-enabled business process management solutions for major global brands—we drive business value through omnichannel CX, digital transformation and technology services.

SIGNIFICANT DEVELOPMENTS

Cyber Security Incident

On June 30, 2021, we suffered an attempted encryption attack. While the attackers or the threat actors failed to shut down company operations, they encrypted some of our operating systems and application servers. We took immediate steps to remedy the situation and, based on the numerous steps undertaken, we believe that the incident is contained and we have eradicated any remnants of the attack. This incident resulted in temporary disruption to our business that was caused by the threat actors encrypting some of our systems and our precautionary actions to move certain of our systems offline. The impact of this incident on our clients was varied and was dependent on the region of our service delivery. Many of our clients faced no disruptions as the network and systems in those regions weren’t compromised, however, in some regions our customers faced disruptions especially where we support work from home operations. In addition, within the impacted clients, many maintained connectivity with our network, allowing us to continue to provide service. However, some clients chose to temporarily suspend our access to their networks as a measure of abundant caution.

Since the incident, we have (a) restored the security of our systems and networks, (b) significantly enhanced the continuous monitoring of our entire information security environment, (c) implemented various enhancements to our network and processes to prevent the recurrence of such incidents, (d) made all required notifications to applicable governmental and regulatory agencies as well as individuals, and, (e) have implemented measures recommended by leading external forensics and cybersecurity experts to thwart such incidents in the future.

The incident had some impact on our revenues and operating income during the year though the impact was not significant. A large part of the costs related directly to the incident has been recovered from our insurance policies. We have taken certain steps to remedy the situation and plan to make incremental investments to enhance the overall security of our information technology environment.

Coronavirus

The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. The pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption of financial markets resulted in significant travel restrictions, mandated facility closures, and led to shelter-in-place and social distancing orders in numerous jurisdictions around the world. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. During the year, governments began easing COVID-19 restrictions, which contributed to a resurgence of COVID-19 cases and the spread of COVID-19 variants. The availability of vaccines (and vaccine boosters) continues to increase around the world, albeit with slower than anticipated rollouts and challenges in certain countries.  In response to COVID-19, we have prioritized our employees' safety and wellbeing, business continuity for our clients, and supporting the efforts of governments around the world to contain the spread of the virus. In light of our commitment to helping our clients navigate unprecedented business challenges while protecting the safety of our employees, we have taken numerous steps and will continue to take further actions to address the COVID-19 pandemic. We have taken additional measures to ensure the safety of our employees in India who were facing a strong wave of the pandemic. We continue to work closely with our clients to support them as they implemented their contingency plans, helping them access our services and solutions remotely. In discussion with our clients, we continue to maintain many of our employees on a work at home model. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our operations within the expected parameters, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the various governments to prevent disease spread, all of which remain uncertain and cannot be predicted.

Share Repurchase

During the year, the Company undertook share repurchases under a previously announced and approved Repurchase Plan. During the year, the Company repurchased an aggregate of 412,769 shares of our common stock under our repurchase plan at an average cost of $4.61 per share. The Company believes its liquidity position is strong and shall continue with share repurchases in the near future.

Private Offer

On December 20, 2021, CSP Management Limited (“CSP”), an affiliate of our majority shareholder, submitted a preliminary, non-binding proposal to acquire all of our outstanding shares of common stock that are not already beneficially owned by CSP for $5.40 in cash per share (the “Proposed Transaction”). The board of directors of Startek has formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal. The principal terms and conditions of the Proposed Transaction will be set forth in definitive agreements to be negotiated by the special committee with CSP. There can be no assurance that any definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be consummated.

Key Matters Pertaining to Subsidiaries

Debt Refinancing

On February 18, 2021, CSP Alpha Holdings Pte. Ltd., a subsidiary of the Company entered into a new facility agreement that provided for a $165 million term loan facility and a $20 million revolving credit facility, in each case with a maturity date 60 months after the date of first utilization of the term loan facility. Amortization of the term loan starts from a date falling in November 2022, i.e., 21 months from the first utilization date of the loan. The term loan facility and the revolving loan facility each bear interest at a rate per annum equal to a LIBOR rate plus an applicable margin of between 3.75% and 4.50%, depending on an adjusted leverage ratio. The Facilities Agreement also contains financial covenants, including cash flow cover, adjusted leverage, and limitations on capital expenditures.

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

*Subsequently reduced to 61.35%

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2021, AND 2020

Revenue

Our gross revenues for the year ended December 31, 2021, increased by 9.6% to $703,546 as compared to $641,844 for the year ended December 31, 2020.

Our net revenue for the years ended December 31, 2021, and 2020:

	Year ended December 31,	Year ended December 31,
	2021	2020
Revenue	703,546	641,844
Warrant contra revenue	87	(1,622)
Net revenue	703,633	640,222

Our net revenues adjusted for warrant contra revenue for the year ended December 31, 2021, was higher at $703,633 compared to $640,222 for the year ended December 31, 2020.

The breakdown of our net revenues from various industry verticals for years ended December 31, 2021, and 2020 is as follows:

	Year ended December 31,	Year ended December 31,
	2021	2020
Telecom	32%	34%
Media & Cable	14%	15%
E-commerce & Consumer	14%	16%
Healthcare & Education	12%	10%
Financial & Business Services	9%	8%
Travel & Hospitality	7%	9%
Technology, IT & Related Services	3%	3%
Other verticals	9%	5%

Telecom vertical continues to be the largest vertical with 32% contribution to revenue. Year ended December 31, 2021, saw an increase in absolute revenue in this vertical driven by a large win in an existing client in South Africa and an increase in revenues with our largest telecom client in the USA.

E-commerce and Consumer vertical saw a decline in revenue in 2021 due to volume reduction in a large U.S.-based e-commerce client. This was partially offset by a substantial ramp in other e-commerce and food delivery platform in India. Operations in brick-and-mortar retail and auto clients recovered in 2021 from pandemic-led declines in 2020.

Travel and hospitality vertical continues to face challenges due to the uncertainty created by the new waves of the Pandemic.

Healthcare and Education vertical saw a 32% increase in revenue led by the vaccination program in the second quarter. Financial and Business services vertical saw a sharp recovery to pre-pandemic levels.

The breakdown of our net revenues from various segments for years ended December 31, 2021, and 2020 is as follows:

	Year ended December 31,	Year ended December 31,
	2021	2020
Americas	258,123	262,985
India & Sri Lanka	104,099	83,486
Malaysia	53,934	52,958
Middle East	201,187	160,002
Argentina & Peru	35,616	36,518
Rest of World	50,674	44,273
Total	703,633	640,222

Revenue in the Americas declined slightly due to softness in travel and hospitality vertical that was partly offset by the one time revenue in the healthcare vertical related to the covid vaccination program.

Revenue growth in 2021 in India and Sri Lanka was driven by increased volumes and new business wins across the board as these geographies started opening up after strict lockdowns imposed in 2020. The Company grew with clients in the ecommerce, food delivery platform and business services verticals.

Revenue in Malaysia remain flat year on year due to movement of some lines of business with an existing client to India.

Our operation in the Middle East delivered strong revenue growth at the back of wining new logos in the government sector. The concentration on a select clients in this regions has been on a declining trend as we broad base our client portfolio in the region.

Revenue in Argentina was lower due to movement in foreign currency. However, the Argentine Peso was less volatile in 2021 relative to previous years.

Our revenue in the Rest of World was higher in 2021 driven by higher volume in South Africa led by the long term contract renewal with a telecom client where we won 100% of their wallet displacing competition.

Cost of Services and Gross Profit

Overall, cost of services as a percentage of revenue marginally decreased to 86.1% for the year ended December 31, 2021, as compared to 86.4% for the year ended December 31, 2020. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 75.8%, 4.8%, and 4.2% of total cost of services, respectively. The breakdown of cost of services is listed in the table below:

	Year ended December 31,	Year ended December 31,	As % of sales	As % of sales
	2021	2020	2021	2020
Employee benefit expenses	$459,601	$415,767	65.3%	64.9%
Rent	29,021	31,137	4.1%	4.9%
Depreciation & amortization	25,553	24,844	3.6%	3.9%
Others	91,856	81,225	13.1%	12.7%
Total	$606,031	$552,973

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 65.3% for the current year as compared to 64.9% for the previous year. The increase in percentage in the current year is reflective of higher onshore revenue in the current year relative to the previous year. This was led by the vaccination program in U.S. in the second quarter of the current year.

Rent expense: Rent expense as a percentage of revenue decreased to 4.1% for the current year as compared to 4.9% for the previous year. This is due to a higher revenue base in the current year that was delivered from the existing sites and from home.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current year was marginally lower at 3.6% as compared to 3.9% for the previous year.

Other expense includes technology, utility, travel, and outsourcing costs. As a percentage of revenue, these costs marginally increased from 12.7% to 13.1%. The increase was driven by recruitment costs to hire temporary employees to fulfill the vaccination program this year. There was a marginal increase in insurance costs as well. These increases in costs were partially offset by the decrease in utilities and maintenance costs since a large proportion of employees continued to work from home during the current year.

As a result, gross profit as a percentage of revenue for the current year marginally increased to 13.9% as compared to 13.6% for the previous year.

	Year ended December 31,	Year ended December 31,
	2021	2020
Revenue	703,546	641,844
Warrant contra revenue	87	(1,622)
Net revenue	703,633	640,222
Cost of services	(606,031)	(552,973)
Gross profit	97,602	87,249
Gross margin	13.9%	13.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 9.3% in the previous year to 7.8% in the current year. The decrease was driven by a higher revenue base and lower communication and maintenance expenses.

Impairment Losses and Restructuring Charges, Net

Impairment losses and restructuring costs, net totaled $8,226 for the current year as compared to $37,799 for the previous year. The expense for the current year primarily relates to right-of-use assets impairment charge of $4,514 and restructuring expenses of $3,712. As of December 31, 2021, based on the qualitative and quantitative assessment, we concluded that there is no impairment of goodwill. The Company recognized an impairment charge of $4,514 on right-of-use assets related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and-mortar infrastructure with a view of rationalizing excess capacity. The Company does not plan to use such sites for 'on premise' operations and as per the existing contractual terms of the lease agreement the Company does not have the right to stop making lease payments for the remaining lease terms or to sublease such premises. The remaining lease term for such sites as on December 31, 2021 ranges from 12-24 months.

Interest Expense, Net

Interest expense, net totaled $19,173 for the current year as compared to $13,376 for the previous year. Higher interest expense during the current year is due to the upfront cost of debt refinancing concluded in February 2021.

Income Tax Expense (Benefit)

Income tax expense for the current period was $11,866 compared to $7,760 for the previous period. The movement in the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. The tax expense during the current fiscal year includes a one-time foreign tax credit write off of $1,935 and creation of a valuation allowance of $798 in Argentina. Further, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operating activities, working capital facilities, and term debt. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. We have historically drawn working capital facilities due to timing of collection from few customers. We have also entered into factoring agreements with financial institutions to sell certain of our accounts receivables under a non-recourse agreements. The Company expects to meet all its debt obligations in a timely manner.

During the current fiscal year, the Company entered a new secured $185 million senior debt facilities, comprising a $165 million term loan and a $20 million revolving credit facility. Under the new senior debt, borrowings will bear a tiered interest rate, which is based on the Company’s consolidated net leverage ratio and is initially set at LIBOR plus 450 basis points. The term loan will have a moratorium on principal repayment for 21 months and quarterly repayments thereafter, beginning November 2022. The loan is subject to certain standardized financial covenants. The Company fully repaid the amounts due under the old senior facilities from the proceeds of the new senior debt facility.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of December 31, 2021, the Company was in compliance with all financial covenants.

Cash and cash equivalents

As of December 31, 2021, cash, cash equivalents and restricted cash held by the Company and all its foreign subsidiaries increased by $4,837 to $55,396 as compared to $50,559 as of December 31, 2020. The restricted cash balance as of December 31, 2021, stood at $7,456 as compared to $6,052 as of December 31, 2020. The restricted cash pertains to debt service reserve account (DSRA) that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the years ended December 31, 2021, and 2020 we reported net cash flows generated from operating activities of $29,128 and $66,053 respectively. The $36,925 decrease in net cash flows from operating activities was due to a net decrease of $51,419 in cash flows from assets and liabilities, a $28,876 decrease in non-cash reconciling items such as goodwill impairment, impairment of right-of-use assets, deferred tax expense, depreciation and amortization and warrant contra revenue, and a increase of $43,370 in net income. The cash flow from operations were higher in the fiscal 2020 due to the receivable factoring agreements entered into by the Company.

Cash flows used in investing activities

For the years ended December 31, 2021, and 2020 we reported net cash used in investing activities of $45,466 and $17,019 respectively. Increase in cash used in investing activities is mainly due to investment made in CSS Corp.

Cash flows from financing activities

For the years ended December 31, 2021, and 2020 we reported net cash flows generated/(used) in financing activities of $22,073 and $(31,207), respectively. During the year ended December 31, 2021, our net borrowings increased by $25,269 mainly because the Company entered into a new secured senior debt facility and payment of loan processing fees. The Company fully repaid the amounts due under the old senior facilities from the proceeds of the new debt facility. The Company repurchased common stock worth $1,912 during the current fiscal year.

Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launches or service offerings could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors". To limit our credit risk, management from time to time will perform credit evaluations of our clients. Management does not believe substantial credit risk existed as of December 31, 2021.

To meet short-term cash needs, we borrow cash from our working capital facilities. These borrowings are typically outstanding for a short period of time before they are repaid. However, our debt balance can fluctuate significantly during any given quarter as part of our ordinary course of business. While we have been successful in bringing our debt levels (net of cash and cash equivalents) down by a considerable amount over the past few quarters, our debt balance at the end of any given period is not necessarily indicative of the debt balance at any other time during that period.

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

While our significant accounting policies are described in more detail in Note 2, "Summary of Significant Accounting Policies" to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

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

As our customers receive and consume the benefit of our services as they are performed and we have the contractual right to invoice for services performed to date, we have concluded that our performance obligation is satisfied over time. Accordingly, we recognize revenue for our services in the month they are performed.

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

Timing of revenue recognition may differ from the timing of invoicing. If we receive payment in respect of services prior to the delivery of services, we recognize the payment as an advance from the customer, and it is classified as contract liability. When the related services are performed, the advance is transferred to revenue to the extent the services are rendered.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on several factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. Based on the results of our assessments of qualitative factors, we determined that the fair values of all our reporting units are higher than their respective carrying amounts as of December 31, 2021.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek is qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Startek, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firm (BDO India LLP, Mumbai, India PCAOB ID#6074)
Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) for years ended December 31, 2021, and 2020
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021, and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, and 2020
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Startek, Inc.
Greenwood Village, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Startek, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income/(loss), comprehensive income/ (loss), changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Goodwill Recoverability

As described in Note 3 to the Company’s consolidated financial statements, goodwill totaled $183,397 thousands as of December 31, 2021.  The Company performs an annual assessment of the recoverability of its goodwill during the fourth quarter and performs an assessment on an interim basis when events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Based on the results of the impairment testing, the Company has not recorded any impairment charge.

We identified the assessment of the recoverability of goodwill as a critical audit matter. The determination of the fair value of the reporting units requires management to evaluate  significant assumptions including future revenue and terminal growth rates, margin assumptions and discount rates to estimate future cash flows. Auditing management’s significant assumptions used in the assessment of the recoverability of goodwill involved especially challenging and subjective auditor judgment.

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

●	Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of the discount rates and terminal growth rates used in the income approach.

Accounting for investment in CSS Corp LP (Singapore)

As discussed in Note 17 to the consolidated financial statements, the Company participated in a transaction to acquire an indirect minority investment in CSS Corp.(“CSS”). CSS Corp LP is part of an investment structure, through which Capital Square Partners (CSP or CSP Fund), the Company’s majority shareholder, along with other co-investors has acquired a majority controlling stake in CSS. The Company has assessed CSS Corp LP as a variable interest entity (“VIE”) and concluded that it is not the primary beneficiary. At December 31, 2021, the carrying value of such investment accounted for under the equity method was US$ 31,688 thousands.

We identified management’s accounting for the investment in the variable interest entity as a critical audit matter because there is significant judgment required by management to evaluate complex structures and partnership agreement including assessment of the variable interest entity consolidation model. Auditing such considerations involved especially challenging auditor judgment in evaluating the appropriateness of the Company’s assessment and an increased audit effort.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and the operating effectiveness of the Company’s controls over the application of the variable interest entity model.
●	Reading the partnership agreement and other related documents and evaluating the investment structure and terms of the agreement to verify whether the investee should be considered as a VIE.
●

Assessing whether the Company appropriately determined the primary beneficiary of the VIE by evaluating the partnership agreement and other related documents to determine if the Company has a controlling financial interest or if the Company is closely associated with the VIE.

●	Utilizing personnel with specialized knowledge and skill in technical accounting to assist in: (i) evaluating the partnership agreement and other related documents, and (ii) assessing the reasonableness of management’s analysis that the Company is not the primary beneficiary of the VIE.

/s/ BDO India LLP

We have served as the Company's auditor since 2019.

Mumbai, India

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Startek, Inc.
Greenwood Village, Colorado

Opinion on Internal Control over Financial Reporting

We have audited Startek, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income/(loss), comprehensive income/(loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes  and our report dated March 14, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO India LLP

Mumbai, India

March 14, 2022

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020

Revenue	703,546	641,844
Warrant contra revenue	87	(1,622)
Net revenue	703,633	640,222
Cost of services	(606,031)	(552,973)
Gross profit	97,602	87,249

Selling, general and administrative expenses	(54,643)	(59,744)
Impairment losses and restructuring/exit cost	(8,226)	(37,799)
Operating income (loss)	34,733	(10,294)

Share of income (loss) of equity-accounted investees	6,681	(31)
Interest expense, net	(19,173)	(13,376)
Foreign exchange gains (losses), net	(649)	(2,183)
Income (loss) before income tax expense	21,592	(25,884)
Tax expense	(11,866)	(7,760)
Net income (loss)	9,726	(33,644)

Net income (loss)
Net income attributable to noncontrolling interests	8,226	5,341
Net income (loss) attributable to Startek shareholders	1,500	(38,985)
	9,726	(33,644)

Net income (loss) per common share
Basic net income (loss) attributable to Startek shareholders	0.04	(0.99)
Diluted net income (loss) attributable to Startek shareholders	0.04	(0.99)

Weighted average common shares outstanding
Basic	40,719	39,442
Diluted	41,086	39,442

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020
Net income (loss)	9,726	(33,644)
Net income attributable to non-controlling interests	8,226	5,341
Net income (loss) attributable to Startek shareholders	1,500	(38,985)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	(2,287)	39
Change in fair value of derivative instruments	8	(483)
Pension amortization	(1,938)	(2,294)
Other comprehensive loss	(4,217)	(2,738)

Other comprehensive income (loss), net of taxes
Other comprehensive loss attributable to noncontrolling interest	(816)	(1,474)
Other comprehensive loss attributable to Startek shareholders	(3,401)	(1,264)
	(4,217)	(2,738)

Comprehensive income (loss)
Comprehensive income attributable to noncontrolling interests	7,410	3,867
Comprehensive (loss) attributable to Startek shareholders	(1,901)	(40,249)
	5,509	(36,382)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	47,940	44,507
Restricted cash	7,456	6,052
Trade accounts receivables, net	106,937	83,560
Unbilled revenue	50,074	49,779
Prepaid and other current assets	12,611	14,542
Total current assets	225,018	198,440

Non-current assets
Property, plant and equipment, net	34,168	34,225
Operating lease right-of-use assets	63,012	69,376
Intangible assets, net	90,092	100,440
Goodwill	183,397	183,397
Investment in equity-accounted investees	31,688	111
Deferred tax assets, net	3,664	5,294
Prepaid expenses and other non-current assets	11,436	13,370
Total non-current assets	417,457	406,213
Total assets	642,475	604,653

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	11,916	20,074
Accrued expenses	53,203	57,118
Short term debt	3,611	15,505
Current maturity of long term debt	6,241	2,180
Current maturity of operating lease obligation	24,393	19,327
Other current liabilities	48,265	39,987
Total current liabilities	147,629	154,191

Non-current liabilities
Long term debt	160,175	118,315
Operating lease liabilities	44,263	52,052
Other non-current liabilities	19,562	15,498
Deferred tax liabilities, net	17,526	17,715
Total non-current liabilities	241,526	203,580
Total liabilities	389,155	357,771

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,893,396 and 40,453,462 shares issued as of December 31, 2021, and December 31, 2020, respectively	409	405
Additional paid-in capital	291,537	288,700
Accumulated deficit	(84,043)	(85,543)
Treasury stock, 412,769 and nil shares as of December 31, 2021, and December 31, 2020, respectively, at cost	(1,912)	0
Accumulated other comprehensive loss	(10,687)	(7,286)
Equity attributable to Startek shareholders	195,304	196,276
Non-controlling interest	58,016	50,606
Total stockholders’ equity	253,320	246,882
Total liabilities and stockholders’ equity	642,475	604,653

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net income (loss)	9,726	(33,644)

Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	28,137	28,201
Impairment of goodwill	-	35,944
Impairment of right-of-use assets	4,514	-
Profit on sale of property, plant and equipment	(106)	167
Provision for doubtful accounts	370	2,662
Amortization of debt issuance costs (including loss on extinguishment of debt)	11,607	1,454
Amortization of call option premium	1,200	-
Warrant contra revenue	(87)	1,622
Share-based compensation expense	1,418	832
Deferred income taxes	1,389	(276)
Share of (income) loss of equity-accounted investees	(6,681)	31

Changes in operating assets and liabilities:
Trade accounts receivables	(26,207)	19,971
Prepaid expenses and other assets	1,104	(11,376)
Trade accounts payable	(7,739)	(4,635)
Income taxes, net	3,049	2,668
Accrued expenses and other liabilities	7,434	22,432
Net cash generated from operating activities	29,128	66,053

Investing activities
Purchase of property, plant and equipment, net	(17,570)	(17,414)
Investment in equity-accounted investees	(25,000)	-
Payments for call option premium	(3,000)	-
Proceeds from equity-accounted investees	104	395
Net cash used in investing activities	(45,466)	(17,019)

Financing activities
Proceeds from the issuance of common stock	1,510	9,026
Proceeds from long term debt (net of debt issuance cost paid to lenders)	156,525	-
Payments of long term debt	(117,600)	(8,400)
Payments for loan fees related to long term debt	(2,794)	-
Payments on a line of credit, net	-	(24,529)
Payments on other debts, net	(13,656)	(7,304)
Common stock repurchases	(1,912)	-
Net cash (used in) generated from financing activities	22,073	(31,207)

Net increase in cash and cash equivalents	5,735	17,827
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(898)	106
Cash and cash equivalents and restricted cash at the beginning of period	50,559	32,626
Cash and cash equivalents and restricted cash at the end of period	55,396	50,559

Components of cash and cash equivalents and restricted cash
Balances with banks	47,940	44,507
Restricted cash	7,456	6,052
Total cash and cash equivalents and restricted cash	55,396	50,559

Supplemental disclosure of cash flow information
Cash paid for interest and other finance cost	22,359	13,080
Cash paid for income taxes	7,081	4,795
Noncash warrant contra revenue	(87)	1,622
Noncash share-based compensation expenses	1,418	832

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(in thousands, except share data)

	Common stock		Treasury Stock				Other items of OCI
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated earnings (deficit)	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Total	Non controlling interest	Total equity

Balance at December 31, 2019	38,525,636	385	-	-	276,827	(46,145)	(4,568)	475	(1,929)	225,045	46,739	271,784
Transition period adjustment pursuant to ASU 2019-08	-	-	-	-	413	(413)	-	-	-	-	-	-
Issuance of common stock	1,927,826	20	-	-	9,006	-	-	-	-	9,026	-	9,026
Share-based compensation expenses	-	-	-	-	832	-	-	-	-	832	-	832
Warrant adjustment	-	-	-	-	1,622	-	-	-	-	1,622	-	1,622
Net income (loss)	-	-	-	-	-	(38,985)	-	-	-	(38,985)	5,341	(33,644)
Other comprehensive income (loss)	-	-	-	-	-	-	39	(483)	(820)	(1,264)	(1,474)	(2,738)
Balance at December 31, 2020	40,453,462	405	-	-	288,700	(85,543)	(4,529)	(8)	(2,749)	196,276	50,606	246,882
Issuance of common stock	439,934	4	-	-	1,506	-	-	-	-	1,510	-	1,510
Share-based compensation expenses	-	-	-	-	1,418	-	-	-	-	1,418	-	1,418
Warrant adjustment	-	-	-	-	(87)	-	-	-	-	(87)	-	(87)
Net income (loss)	-	-	-	-	-	1,500	-	-	-	1,500	8,226	9,726
Other comprehensive income (loss)	-	-	-	-	-	-	(2,287)	8	(1,122)	(3,401)	(816)	(4,217)
Repurchase of common stock	-	-	412,769	(1,912)	-	-	-	-	-	(1,912)	-	(1,912)
Balance at December 31, 2021	40,893,396	409	412,769	(1,912)	291,537	(84,043)	(6,816)	-	(3,871)	195,304	58,016	253,320

As of December 31, 2021 and 2020, there were 40,480,627 and 40,453,462 shares oustanding respectively of Common Stock, net off treasury stock.

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the Company). Financial information in this report is presented in U.S. dollars in thousands unless otherwise stated.

Business

Startek is a leading global provider of technology-enabled customer experience (CX) solutions. The Company provides omnichannel CX, digital transformation, and technology services to some of the world’s leading brands. Startek is committed to impacting clients’ business outcomes by focusing on enhancing CX and digital enablement across all touchpoints and channels. Startek has more than 45,000 employees located across 45 delivery campuses in 13 countries. The Company services over 200 clients across a range of industries such as banking and financial services, insurance, technology, telecoms, healthcare, travel and hospitality, consumer goods, retail, and energy and utilities.

The Company offers a repository of digital and omnichannel solutions based on decades of experience in driving growth by putting the customer at the center of our business. Because no one solution fits all, we have crafted solution delivery to suit a variety of industries. Startek has delivery campuses across the U.S., India, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Kingdom of Saudi Arabia, Argentina, Peru, and Sri Lanka.

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The consolidated financial statements include the accounts of Startek, Inc and its all subsidiaries over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net income (loss) attributable to non-controlling interest" in our Consolidated Statements of Income (loss).

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is estimated for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. The allowance for doubtful accounts was $4,277 and $4,082, as of December 31, 2021 and 2020, respectively, netted off against trade accounts receivables.

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

ASC 842 requires an entity to apply the guidance on impairment of long-lived assets in ASC 360 to right-of-use assets. Therefore, right-of-use assets must be monitored for impairment, like other long-lived nonfinancial assets, regardless of whether the lease is an operating lease or a finance lease. When impairment indicators exist, an asset (asset group) should be tested to determine whether there is an impairment.

The Company elected the practical expedient permitted under the transition guidance under Topic 842, which among other matters, allowed the Company (i) not to apply the recognition requirements to short-term leases (leases with a lease term of 12 months or less), (ii) not to reassess whether any expired or existing contracts are or contain leases, (iii) not to reassess the lease classification for any expired or existing leases, and (iv) not to reassess initial direct costs for any existing leases. Refer to Note 16, "Leases" for additional information.

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

Property, Plant and Equipment

Property, plant, and equipment are stated at depreciated cost. Additions and improvement activities are capitalized. Maintenance and repairs are expensed as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation and amortization are computed using the straight-line method based on their estimated useful lives, as follows:

Estimated Useful Life
Buildings and building improvements	3-20 years
Telephone and computer equipment	3-10 years
Furniture, fixtures, and miscellaneous equipment	3-15 years
Software	2-7 years

We depreciate leasehold improvements associated with operating leases over the shorter of 15 years or remaining life of the lease. Amortization expense related to assets recorded under capital leases is included in depreciation and amortization expense.

Impairment of Long-Lived Assets

The Company evaluates potential impairments of long-lived assets when it determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment (for examples, a significant adverse change in the extent or manner in which a longlived asset or asset group is being used or in its physical condition, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a longlived asset or asset group, a significant decrease in the market price of a long-lived asset or asset group, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life), we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.

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

Level 3 - Unobservable inputs that cannot be supported by market activity and that are significant to the fair value of the asset or liability, such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our estimates of assumptions that market participants would use in pricing the asset or liability.

Refer to Note 8, “Fair Value Measurements,” for additional information.

Investment in equity accounted investee

Investment in equity accounted investee is an entity over which the Company has significant influence and which is neither a subsidiary nor a joint arrangement. Significant influence is the power to participate in financial and operating policy decisions of the investee but is not control or joint control over those policies.

Investment in equity accounted investees are accounted for using equity method of accounting. Under the equity method, the investment in equity accounted investee is initially recognized at cost and adjusted thereafter for the post acquisition changes in the Company’s share of net assets of the equity accounted investees. Goodwill relating to investment in equity accounted investees, if any, is included in the carrying amount of the investment and is neither amortized nor individually tested for impairment.

In case of Limited Partnerships Investments, there is a specific SEC staff guidance which is included in ASC 323-30-S99-1 which provides that investments in all limited partnerships should be accounted for pursuant to paragraph 970-323-25-6. That guidance requires the use of the equity method unless the investor's interest "is so minor that the limited partner may have virtually no influence over partnership operating and financial policies."

The consolidated statement of income reflects the Company’s share of the results of operations of the equity accounted investees. When there has been a change recognized directly in the equity of the equity accounted investees, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity accounted investment are eliminated to the extent of the interest in the equity accounted investees. The Company’s share of profit/loss of equity accounted investee is shown on the face of the Consolidated statement of income loss).

The financial statements of the equity accounted investees are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity accounted investee is impaired, if there has been another than a temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the ‘share of profit (loss) of equity accounted investee in the Consolidated statement of income (loss). Refer to Note 17, "Investment in Equity Accounted Investees" for additional information and related disclosures.

Cash and cash equivalents and restricted cash

We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity at purchase that they present an insignificant risk of changes in value because of changes in interest rates. Restricted cash consists of a margin money deposit that is contractually restricted as to usage or withdrawal due to a bank guarantee provided against the deposit.

Borrowing costs

Borrowing costs include interest as well as ancillary costs such as amortization of financing fees or charges and premium or discount on the borrowings. Borrowing costs (loan processing fee) are capitalized and amortized in the consolidated statement of income using the effective interest method. Refer to Note 9, "Debt" for additional information and related disclosures.

Interest and dividend income

Interest revenue is recognized on an accrual basis taking into account the interest rates applicable to the financial assets.

Dividend income is recognized when the Company’s right to receive such income is established by the reporting date.

Government grants and subsidies

Grants and subsidies from the government are recognized when there is reasonable assurance that the grant/subsidy will be received, and all conditions will be complied with. The grant income is recognized based on meeting milestones related to employment of number of people by the respective subsidiary. When the grant or subsidy relates to an expense item, it is recognized as income over the period necessary to match them on a systematic basis to the costs, which it is intended to compensate.

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases, management has chosen to close facilities. Severance payments that occur from reductions in the workforce are in accordance with our post-employment policy and/or statutory requirements that are communicated to all employees; therefore, severance liabilities are recognized when termination of employment is communicated to the employee(s). Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant facilities.  We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker, or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain. Refer to Note 6, "Impairment Losses and Restructuring/Exit cost" for additional information.

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

We generally are able to apply cash flow hedge accounting which associates the results of the hedges with forecasted future intercompany obligations. The current mark-to-market gain or loss is recorded in accumulated other comprehensive income and will be reclassified to operations as the forecasted intercompany obligations are incurred, typically within one year. The Company has terminated all derivative contracts in the year 2020, hence the balance as of December 31, 2021, and 2020 is nil.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted. We record a valuation allowance when it is more likely than not that we will not realize the net deferred tax assets in a certain jurisdiction.

We consider all available evidence to determine whether it is "more likely than not" that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected taxable income in assessing the validity of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country. Within consolidated retained earnings at December 31, 2021 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. Generally, the earnings of our foreign subsidiaries become subject to taxation based on certain provisions in U.S. or local tax law under certain circumstances.

Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the global structure.

Based on all available evidence, in particular our historical cumulative losses and recent operating losses, we recorded a valuation allowance against our net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2021, was $27.9 million. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. We had U.S. gross federal net operating losses carryforwards of approximately $57.17 million and $64.78 million as of December 31, 2021, and as of December 31, 2020, respectively, and gross state net operating loss carryforwards of approximately $47.1 million and $23.8 million as of December 31, 2021, and as at December 31, 2020, respectively, which may be available to offset federal and state income tax liabilities, respectively, in the future.

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

The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its assumptions on a quarterly basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

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

Net Income (Loss) Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards except where the results would be anti-dilutive. When a net loss is reported, potentially issuable common shares are generally excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. Refer to Note 5, "Net Loss Per Share" for additional information.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance(ASU 2021-10), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types ofgovernment assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for us in the year ended December 31, 2022, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units:	December 31, 2021	December 31, 2020
Americas	64,315	64,315
India	12,554	12,554
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
Australia	4,145	4,145
	$183,397	$183,397

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) and if indicators of impairment exist in interim periods. The Goodwill was allocated to the reporting units using a relative fair value allocation approach. We performed a quantitative assessment to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value.

The key assumptions used in performing the impairment test, by each reporting unit, were as follows:

	Reporting Units - As of December 31, 2021
	Americas	India	Malaysia	Saudi Arabia	South Africa	Argentina	Australia
Discount rate	6.5%	15.6%	9.4%	7.3%	-	-	6.5%
Perpetual growth rate	1.0%	2.2%	1.0%	1.0%	-	-	0.5%

	Reporting Units - As of December 31, 2020
	Americas	India	Malaysia	Saudi Arabia	South Africa	Argentina	Australia
Discount rate	6.4%	13.0%	10.6%	9.5%	19.9%	34.2%	6.8%
Perpetual growth rate	1.0%	2.2%	1.0%	1.0%	2.0%	0.2%	0.5%

The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins, and cash flows for a period of five years and applied a perpetual long-term growth rate using discounted cash flows (DCF) method. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. In arriving at its forecasts, the Company considered past experience, economic trends, and inflation as well as industry and market trends including the outbreak of COVID-19. The projections also took into account factors such as the expected impact from new client wins and expansion from existing clients' businesses and efficiency initiatives, and the maturity of the markets in which each business operates

As of December 31, 2021, based on the qualitative and quantitative assessment, we concluded that there is no impairment of goodwill. As of December 31, 2020, annual impairment testing resulted in an impairment charge of $18,446 in India, $4,991 in Argentina, $6,597 in Australia, and $5,910 in South Africa reporting units.

	December 31, 2021	December 31, 2020
Opening balance	183,397	219,341
Impairment	-	(35,944)
Closing balance	$183,397	183,397

Intangible assets

The following table presents our intangible assets as of December 31, 2021, and 2020:

	As of December 31, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$66,220	$21,887	$44,333	6.5
Brand	49,500	15,074	34,426	7.1
Trademarks	13,210	3,036	10,174	7.5
Other intangibles	2,130	971	1,159	4.9
	$131,060	$40,968	$90,092	-

	As of December 31, 2020
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$66,220	$16,289	$49,931	6.5
Brand	49,500	11,408	38,092	7.1
Trademarks	13,210	2,155	11,055	7.5
Other intangibles	2,130	768	1,362	4.9
	$131,060	$30,620	$100,440

During the first quarter of 2020, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. As a result of the global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the all intangible assets. Based on the results of our analyses, the projected undiscounted net cash flows associated with the intangible assets exceeded the carrying values. As of December 31, 2020, based on the quantitative assessment, we concluded there was no impairment of the Company's intangible assets. There were no such triggering events in 2021.

Expected future amortization of intangible assets as of December 31, 2021, is as follows:

Year ending December 31,	Amount
2022	10,350
2023	10,306
2024	10,252
2025	10,252
2026	9,490
Thereafter	39,442

Amortization expense of intangible assets was $10,348 and $10,367 for the years ended  December 31, 2021, and 2020 respectively.

4.	REVENUE

The Company follows a five-step process in accordance with ASC 606, for revenue recognition that focuses on the transfer of control, rather than transfer of risks and rewards.

Contracts with Customers

All of the Company's revenues are derived generally from written contracts with our customers. Our contracts document our customers' agreement to utilize our services and the relevant terms and conditions under which our services will be provided. Our contracts generally do not contain minimum purchase requirements nor do they include termination penalties. Our customers may generally cancel our contract, without cause, upon written notice (generally ninety days). While our contracts do have stated terms, because of the facts stated above, they are accounted for on a month-to-month basis.

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

We are entitled to invoice for our services on a monthly basis. We invoice according to the hourly and/or per transaction rates stated in each contract for the various activities we perform. Some contracts include opportunities to earn bonuses or include parameters under which we will incur penalties related to performance in any given month. Bonus or penalty amounts are based on the current month’s performance. Formulas are included in the contracts for the calculation of any bonus or penalty. There is no other performance in future periods that will impact the bonus or penalty calculation in the current period. We estimate the amount of the bonus or penalty using the “most likely amount” method and we apply this method consistently. The bonus or penalty calculated is generally approved by the client prior to billing (and revenue being recognized). The unbilled revenue, where the right to invoice has not accrued is recognized based on service delivery estimate.

Practical expedients and exemptions

Because the Company’s contracts are essentially month-to-month, we have elected the following practical expedients:

•ASC 606-10-50-14 exempts companies from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

•ASC 340-40-25-4 allows companies to to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

•ASC 606-10-32-2A allows an entity to make an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes).

•ASC 606-10-55-18 allows an entity that has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided), the entity may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenues by our clients' industry vertical for the years ended December 31, 2021, and 2020, respectively:

	Year Ended December 31,
Vertical	2021	2020
Telecom	224,026	216,050
Media & Cable	96,643	98,389
E-commerce & Consumer	96,385	98,975
Healthcare & Education	84,733	64,095
Financial & Business Services	64,986	52,207
Travel & Hospitality	47,115	57,982
Technology, IT & Related Services	20,328	19,111
Other verticals	69,330	35,035
Gross revenue	703,546	641,844
Less: Warrant contra revenue	87	(1,622)
Net revenue	703,633	640,222

5.	NET LOSS PER SHARE

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

The Company maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation" for more information).

For the years ended December 31, 2021, and 2020 the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Year Ended December 31,
	2021	2020
Shares used in basic earnings per share calculation	40,719	39,442
Effect of dilutive securities:
Stock options	367	-
Restricted stock/Deferred stock units	-	-
Total effects of dilutive securities	367	-
Shares used in dilutive earnings per share calculation	41,086	39,442

For the years ended December 31, 2021, and 2020 the following shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2021	2020
Anti-dilutive securities:
Stock options	79	2,396
	79	2,396

6.	IMPAIRMENT LOSSES AND RESTRUCTURING/EXIT COST

Impairment loss

As of December 31, 2021, based on the qualitative and quantitative assessment, we concluded that there is no impairment of goodwill.

As of December 31, 2021, the Company recognized an impairment charge of $4,514 on right-of-use assets related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and-mortar infrastructure with a view of rationalizing excess capacity. The Company does not plan to use such sites for 'on premise' operations and as per the existing contractual terms of the lease agreement the Company does not have the right to stop making lease payments for the remaining lease terms or to sublease such premises. The remaining lease term for such sites as on December 31, 2021 ranges from 12-24 months.

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic and performed interim impairment testing on the goodwill balances of its reporting units. Accordingly, a goodwil impairment charge of $15,820, $4,332 and $2,556 was recorded for the India, South Africa and Australia reporting unit respectively due to decline in forecasted business outlook.

As of December 31, 2020, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in further impairment charge of $4,991 in Argentina owing primarily to the devaluation of the local currency, $4,041 in Australia, $2,626 in India and $1,578 in South Africa reporting units due to decline in forecasted business outlook.

Restructuring/Exit cost

The table below summarizes the balance of accrued restructuring cost, which is included in other accrued liabilities in our consolidated balance sheets, and the changes during the years 2021 and 2020:

	Year ended December 31, 2021
	Employee related	Facilities related	Total
Balance on December 31, 2020	-	25	25
Accruals	3,519	193	3,712
Payments	(3,039)	(63)	(3,102)
Balance on December 31, 2021	480	155	635

	Year ended December 31, 2020
	Employee related	Facilities related	Total
Balance on December 31, 2019	1,326	514	1,840
Accruals	1,499	356	1,855
Payments	(2,825)	(845)	(3,670)
Balance on December 31, 2020	-	25	25

Employee related

In 2021, the Company has closed one of its facilities in Canada, where we have terminated service of number of employees. We have also offered a voluntary retirement plan to certain employees in one other geography. We have recognized a provision for employee-related costs regarding the above voluntary/involuntary termination. We paid the remaining termination costs of $480 in the first quarter of 2022.

Facility related

In 2021, the Company has recognized provision for the remaining costs associated with the lease that has been surrendered. We paid the remaining costs of $155 in the first quarter of 2022.

7.	DERIVATIVE INSTRUMENTS

Cash flow hedges

Our locations in Canada and the Philippines primarily serve U.S.-based clients. The revenue from these clients is billed and collected in U.S. Dollars, but the expenses related to these revenues are paid in Canadian Dollars and Philippine Pesos. We enter into derivative contracts, in the form of forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold) to mitigate this foreign currency exchange risk. The contracts cover periods commensurate with expected exposure, generally three to twelve months. We have elected to designate our derivatives as cash flow hedges in order to associate the results of the hedges with forecasted expenses.

The Company had terminated all cash flow hedges contracts in April 2020 due to a change in counterparty relationship, hence balance as on December 31, 2021, and 2020 are nil.

The following table shows the effect of our derivative instruments designated as cash flow hedges for years ended December 31, 2021, and 2020:

	Gain (Loss) Recognized in AOCI, net of tax		Gain/ (Loss) Reclassified from AOCI into Income
	Year ended December 31,		Year ended December 31,
	2021	2020	2021	2020
Cash flow hedges
Foreign exchange contracts	-	(532)	8	49

Non-designated hedges

We entered into foreign currency range forward contracts and interest swap contracts as required by our lenders. These hedges were not designated hedges under ASC 815, Derivatives and Hedging. These contracts generally did not exceed 3 years in duration.

The Company has terminated all derivative (non-designated hedge) contracts in November 2020 and realized and accounted gain and loss on settlement of contracts in Consolidated Statement of Income (Loss).

8.	FAIR VALUE MEASUREMENTS

Derivative Instruments

The values of our derivative instruments are derived from pricing models using inputs based upon market information, including contractual terms, market prices, and yield curves. The inputs to the valuation pricing models are observable in the market, and as such the derivatives are classified as Level 2 in the fair value hierarchy.

The Company has settled all derivative contracts before December 31, 2020, hence there were no derivative assets and liabilities as of December 31, 2021, and 2020.

9.	DEBT

The below table presents details of the Company's debt:

	December 31, 2021	December 31, 2020
Short term debt
Working capital facilities	3,611	15,506
Current portion of long term debt
Current maturity of term loan	4,125	-
Current maturity of equipment loan	1,682	1,664
Current maturity of finance lease obligations	434	516
Total	$9,852	$17,686

Long term debt
Term loan, net of debt issuance costs	158,543	114,930
Equipment loan	1,632	2,955
Finance lease obligations	-	430
Total	$160,175	$118,315

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $3.6 million as of December 31, 2021.

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

On February 22, 2021, the Company used proceeds from the above facilities agreement to prepay and terminate the existing credit facility made available to it under that Amended and Restated Senior Term and Revolving Facilities Agreement, dated October 27, 2017.

Principal payments due on the term loan are as follows:
Years	Amount
2022	4,125
2023	22,688
2024	30,937
2025	57,750
2026	49,500
$ 165,000

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

The Company incurred debt issuance costs of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortized debt issuance cost of the old term loan on the date of this transaction in interest expense, net in the consolidated statement of income (loss). Debt issuance costs paid to the Company’s counsel and other third parties of $2.8 million is being amortized over the period of the new term loan. The balance unamortized portion of such costs as of December 31, 2021, amounted to $2.3 million which has been netted off against long-term debt on the consolidated balance sheet.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of December 31, 2021, the Company was in compliance with all financial covenants.

Following table presents the changes in debt issuance cost during the year ended December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Opening balance	2,670	4,125
Add: Debt issuance cost (refinancing of term loan)	11,269	-
Less: Expensed out (ASC 470 - extinguishment or modification)	(10,937)	-
Less: Amortization of debt issuance cost	(670)	(1,455)
Closing balance	2,332	2,670

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the cash proceeds are received by the Company. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was $21.6 million and $27.8 million for the years ended December 31, 2021 ans 2020.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets in the amount of $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019. The amount outstanding as of  December 31, 2021 and 2020, are $0.1 million and $0.62 million respectively.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance the purchase of equipment in the amount of $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of the equipment loan. The amount outstanding as of December 31, 2021 and 2020, are $2.9 million and $4 million respectively.

Finance lease obligations

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets.

10.	SHARE-BASED COMPENSATION

Amazon Warrant

On January 23, 2018, Startek entered into the Amazon Transaction Agreement, pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon (“NV Investment”), a warrant (the “Warrant”) to acquire up to 4,000,000 shares (the “Warrant Shares”) of our common stock, par value $0.01 per share (“Common Stock”), subject to certain vesting events. On May 17, 2019, the Company issued and sold 692,520 shares of Common Stock to certain investors at a price per share of $7.48. The Warrant contains certain anti-dilution provisions and because of such offering, the total number of shares issuable to Amazon was adjusted from 4,000,000 to 4,002,964 and the exercise price of the Warrant was adjusted from $9.96 per share to $9.95 per share. On June 29, 2020, the Company issued and sold 1,540,041 shares of Common Stock to CSP Victory Limited at a price per share of $4.87 per share. As a result of such transaction, the total number of shares issuable to Amazon has been adjusted from 4,002,964 to 4,006,051 and the exercise price of the Warrant was adjusted from $9.95 per share to $9.94 per share. We entered into the Amazon Transaction Agreement in connection with commercial arrangements between us and any of our affiliates and Amazon and/or any of its affiliates pursuant to which we and any of our affiliates provide and will continue to provide commercial services to Amazon and/or any of its affiliates. The vesting of the Warrant shares, described below, is linked to payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the commercial arrangements.

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

The third tranche of 212,953 Warrant Shares was vested on February 29, 2020. The amount of contra revenue attributed to these Warrant Shares is $278 after adjusting the impact of $413 towards adoption of ASU 2019-08 on January 01, 2020, and $565 towards accrual till December 31, 2019, respectively using initial grant-date fair value.

The fourth tranche of 213,162 Warrant Shares was vested on December 31, 2020. The amount of contra revenue attributed to these Warrant Shares is $1,257 using initial grant-date fair value.

The contra-revenue and equity are estimated and recorded, using the Monte Carlo pricing model, when performance completion is probable, with adjustments in each reporting period until performance is complete in conformance with the requirements in ASC 606 and ASC 718.

The Warrant provides for net share settlement that, if elected by the holders, will reduce the number of shares issued upon exercise to reflect the net settlement of the exercise price. The Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. Vested Warrant Shares are classified as equity instruments.

Since no vesting event occurred in the fiscal year 2021 and due to lack of visibility of vesting in the near future, the Company reversed $87 contra revenue accrued as per ASC 606.

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units, and deferred stock units under the Startek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the year ended December 31, 2021, and 2020 was $1,418 and $832 and is included in selling, general and administrative expenses. As of December 31, 2021, there was $3,146 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.46 years.

On July 1, 2020, the Company entered into an Employment Agreement with Mr. Aparup Sengupta who is designated as Executive Chairman and Global CEO. Based on the Employment Agreement, during the year the Company has issued and paid $600 in form of fully vested equity shares and also accrued other compensation costs of approximately $600 as of December 31, 2020.

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. At our annual meeting of stockholders in June 2016, May 2019, and May 2020 the board of directors and stockholders authorized another 250,000, 300,000, and 200,000 shares of common stock for issuance respectively, under the Amended and Restated Plan. Additional 225,000 shares and 1,550,000 shares were authorized by board and majority shareholders in September 2020 and May 2021 respectively, under the Amended and Restated Plan. As of December 31, 2021, there were 887,430 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards. The terms of the awards granted under the Plan will expire no later than ten years from the grant date. The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock options

A summary of stock option activity under the Plan is as follows:

	Year ended December 31, 2021
	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of December 31, 2020	2,395,663	5.38
Granted	777,310	5.93
Exercised / Released	(407,225)	3.43
Cancelled / Forfeited	(10,000)	6.43
Expired	(17,641)	2.85
Outstanding as of December 31, 2021	2,738,107	5.84	6.41
Vested and exercisable as of December 31, 2021	1,834,355	5.90	4.92

	Year ended December 31, 2020
	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs)
Outstanding as of December 31, 2019	2,628,665	5.55
Granted	714,570	5.48
Exercised / Released	(267,158)	3.97
Cancelled / Forfeited	(676,500)	6.70
Expired	(3,914)	5.70
Outstanding as of December 31, 2020	2,395,663	5.38	5.29
Vested and exercisable as of December 31, 2020	1,937,329	5.31	4.26

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, and 2020 was $3.64 and $3.43, respectively. The total fair value of shares vested was $1,280 and $821 during the years ended December 31, 2021, and 2020, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	January 01, 2021, to December 31, 2021	January 01, 2020, to December 31, 2020
Risk-free interest rate	0.93% - 1.69%	0.62% - 1.88%
Dividend yield	-	-
Expected volatility	54.61% - 55.39%	48.22% - 54.85%
Expected life in years	10	10

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted. Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Employee Stock Purchase Plan

In connection with the Aegis Transactions, the Company maintained Startek's employee stock purchase plan ("ESPP"). Under the terms of our ESPP, eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. A total of 400,000 shares were authorized under the original ESPP Plan; an Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in June 2016 and May 2019, which authorized an additional 100,000 and 150,000 shares of common stock for issuance. As of December 31, 2021, 82,196 shares were available for issuance.

During the years ended December 31, 2021, and 2020, 20,206 shares and 34,426 shares were purchased under this plan at an average price of $5.39 and $3.49, respectively. Total expense recognized related to the ESPP during 2021 and 2020, was $34 and $48, respectively. The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	January 01, 2021, to December 31, 2021	January 01, 2020, to December 31, 2020
Risk-free interest rate	0.03% - 0.06%	0.09% - 0.16%
Dividend yield	-	-
Expected volatility	49.27% - 70.32%	50.27% - 146.04%
Expected life in years	3 months	3 months

The weighted average grant date fair value of these shares was $1.67 and $1.39 per share during the years ended December 31, 2021, and 2020, respectively.

401(k) Plan

We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date. Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%. Company matching contributions to the 401(k) plan totaled $361 and $403 during the years ended December 31, 2021, and 2020, respectively.

Philippines Pension Plan

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary.

All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. Remeasurement changes are reflected in Accumulated Other Comprehensive Income (AOCI). As of December 31, 2019, the Pension Plan was unfunded. As of December 31, 2021, and 2020, the defined benefit obligation of $199 and $159 was included in other long-term liabilities in the Consolidated Balance Sheets.

Gratuity and other post-employment benefit plans

The Company has classified various employee benefits as under:

a) Defined contribution plans

Contributions to defined contribution plans are charged to the consolidated statement of income (loss) in the period in which services are rendered by the covered employees. The Company contributed the following amounts to defined contribution plans in various jurisdictions for given period:

Particulars	Year ended December 31, 2021	Year ended December 31, 2020
Contribution to defined contribution plans	20,507	14,740

b) Defined benefit plans

Gratuity Plan (Unfunded)

In accordance with applicable local laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees in India and Saudi. The Gratuity Plan provides a lump-sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The following table sets forth amounts of obligation recognized in financial statements based on actuarial valuations carried out as of December 31, 2021, and 2020:

Particulars	December 31, 2021	December 31, 2020
(a) Liability recognized in consolidated balance sheet
Liability at the end of the year	23,274	18,888

(b) Current/Non current liability
Current liability	7,791	5,871
Non current liability	15,483	13,017

c) Compensated absences

The Company’s liability for compensated absences is determined based upon local laws/company policy. The Company establishes the liability based upon the employee’s last salary.

11.	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2021 and 2020 is allocated as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Income from continuing operation	11,866	7,760
Other comprehensive loss:
Pension amortization	(170)	(639)

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year ended December 31, 2021	Year ended December 31, 2020
U.S.	(13,140)	(4,737)
Foreign	34,732	(21,147)
Total	21,592	(25,884)

Significant components of the provision for income taxes from continuing operations were:

	Year ended December 31, 2021	Year ended December 31, 2020
Current
Federal	58	30
State	272	98
Foreign	10,147	7,908
Total current (benefit) expense	10,477	8,036

Deferred
Federal	(1)	140
State	10	13
Foreign	1,380	(429)
Total deferred (benefit) expense	1,389	(276)

Total income tax expense	11,866	7,760

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2021	As of December 31, 2020
Deferred tax assets
Unabsorbed losses and depreciation carried forward	24,304	30,885
Property, plant and equipment, net	-	787
Provision for employee benefit	4,851	4,147
Provision for expenses and others	4,936	2,377
Provision for doubtful doubts	928	979
Other temporary differences	2,911	6,757
Total deferred tax assets	37,930	45,932
Valuation allowance	(27,876)	(31,875)
Total deferred tax assets, net of valuation allowance	10,054	14,057

Deferred tax liabilities
Property, plant and equipment, net	1,517	4,237
Identifiable intangibles	15,723	17,688
Undistributed earnings	4,868	3,691
Other temporary differences	1,808	862
Total deferred tax liabilities	23,916	26,478

Net of deferred tax assets and liabilities	(13,862)	(12,421)

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis on our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country. Within consolidated retained earnings at December 31, 2021 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. At December 31, 2021, the Company has a deferred tax liability of $4,868 for the estimated taxes associated with the repatriation of these earning. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the Global intangible low taxable income and under certain other circumstances.

Differences between U.S. federal statutory income tax rates and our effective tax rates for years ended December 31, 2021, and 2020 are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Statutory tax rate	21%	21%
Effect of state taxes (net of federal benefit)	-6%	0%
Rate differential on foreign earnings	-6%	3%
Valuation allowance	-20%	-56%
Carryover attributes	23%	19%
Disallowances for income tax purposes	4%	-35%
Zakat tax	5%	-3%
Global intangible low taxable income	16%	1%
Undistributed earnings	5%	-2%
Foreign tax credit	12%	-2%
Currency translation adjustment	2%	12%
Uncertain tax position	0%	11%
Others	-1%	1%
Total	55%	-30%

We operate in multiple tax jurisdictions including Australia, Malaysia, India, Saudi Arabia, South Africa, UK, Netherlands, Sri Lanka, Argentina, Peru, Mauritius, Singapore, Philippines, Honduras, Jamaica, Canada and U.S. As a result, our effective tax rate changes from year to year based on recurring factors such as the geographical mix of income before taxes, state and local taxes, the ratio of permanent items to pre-tax book income and the implementation of various global tax strategies, as well as non-recurring events.

The Company recorded income tax expense of $11,866 & $7,760 for the year ended December 31, 2021 and 2020, respectively. The effective tax rate increased from (30%) during the year ended December 31, 2020 to 55% during the year ended December 31, 2021 primarily as a result of:

(i) reversal of deferred tax asset on work opportunity credit of $4,912 due to Section 383 Credit Limitation
(ii) write off of foreign tax credit $2,524

(iii) increase in GILTI Income by $14,485

We had U.S. gross federal net operating losses ("NOL") carry forwards of approximately $57.17 million and $64.78 million as at December 31, 2021 and as at December 31, 2020 respectively, and gross state net operating loss carry forwards of approximately $47.10 million and $23.80 million as at December 31, 2021 and as at December 31, 2020 respectively, which may be available to offset federal and state income tax liabilities, respectively, in the future. The federal net operating loss carryforwards generated in 2017 and before, if not utilized, will expire beginning in 2028. Federal NOL generated in 2018 and after will not expire. The State net operating losses will expire based on each state income tax laws. We had gross Non-U.S. net operating losses carryforward of approximately $38.73 million as at December 31, 2021 and $53 million as at December 31, 2020. Net opearting losses of Srilanka, Mauritius and Argentina aggregating to $5.89 million will expire through 2026 and the remaining NOL have no expiration. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2031. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense was $743 and $1,123 for the year ended December 31, 2021 and 2020 respectively.

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

The following table indicates the changes to our unrecognized tax benefits for the year ended December 31, 2021 and December 31, 2020. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Year ended December 31, 2021	Year ended December 31, 2020
Unrecognized, beginning	78	2,872
Additions due to acquisition	-	-
Additions based on tax positions taken in the period	-	78
Reductions based on tax positions taken in the period	-	(2,872)
Unrecognized, ending	78	78

We file numerous consolidated and separate income tax returns in the U.S. federal and many state jurisdictions as well as in many foreign jurisdictions. Our U.S. federal returns and most state returns for tax years 2019 and forward are subject to examination. The federal examination of the tax year 2017 and 2018 was completed without any adjustments. Tax return filings in India for the year ended March 2020 and onwards are still open for examination.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Year ended December 31, 2020
	Foreign Currency Translation Adjustments	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2019	(4,568)	475	(1,929)	(6,022)	(1,597)	(7,619)
Foreign currency translation	39	-	-	39	-	39
Reclassification to operations	-	49	-	49	-	49
Unrealized gains	-	(532)	-	(532)	-	(532)
Pension amortization	-	-	(820)	(820)	(1,474)	(2,294)
Balance on December 31, 2020	(4,529)	(8)	(2,749)	(7,286)	(3,071)	(10,357)

	Year ended December 31, 2021
	Foreign Currency Translation Adjustments	Derivatives Accounted for as Cash Flow Hedges	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2020	(4,529)	(8)	(2,749)	(7,286)	(3,071)	(10,357)
Foreign currency translation adjustments	(2,859)	-	-	(2,859)	-	(2,859)
Reclassification to operations	572	8	-	580	-	580
Pension amortization	-	-	(1,122)	(1,122)	(816)	(1,938)
Balance on December 31, 2021	(6,816)	-	(3,871)	(10,687)	(3,887)	(14,574)

13.	SEGMENT AND GEOGRAPHICAL INFORMATION

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

We report our results of operations as follows in Six reportable segments:

a)	Americas
b)	India and Sri Lanka
c)	Malaysia
d)	Middle East
e)	Argentina and Peru
f)	Rest of World

	For Year ended December 30,
Revenue	2021	2020
Americas	258,123	262,985
India and Sri Lanka	104,099	83,486
Malaysia	53,934	52,958
Middle East	201,187	160,002
Argentina and Peru	35,616	36,518
Rest of World	50,674	44,273
Total	703,633	640,222

	For Year ended December 31,
Operating income (loss)	2021	2020
Americas	(1,143)	10,424
India and Sri Lanka	7,856	(1,039)
Malaysia	14,358	12,603
Middle East	19,824	12,776
Argentina and Peru	(428)	(112)
Rest of World	4,614	1,365
Segment operating income (loss)	45,081	36,017
Goodwill impairment	-	(35,944)
Intangible amortization	(10,348)	(10,367)
Total operating income (loss)	34,733	(10,294)

A single client accounted for 18% and 19% of the Consolidated Total Net Revenue during the years ended December 31, 2021, and 2020 respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As of December 31, 2021	As of December 31, 2020
Property, plant and equipment, net
Americas	11,335	14,455
India and Sri Lanka	8,712	8,069
Malaysia	2,818	3,749
Middle East	7,461	4,736
Argentina and Peru	1,453	1,257
Rest of World	2,389	1,959
Total	34,168	34,225

14.	PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment as of December 31, 2021, and December 31, 2020, consisted of the following, by asset class:

	As of December 31, 2021	As of December 31, 2020
Land, buildings and improvements	16,387	16,993
Telephone and computer equipment	25,222	24,058
Furniture, fixtures, and miscellaneous equipment	9,060	9,388
Capital work in progress	3,608	7,122
Computer Software	34,018	21,665
Assets acquired under capital lease	4,128	4,351
	92,423	83,577
Less: Accumulated depreciation, amortization and impairment	(54,614)	(46,342)
Less: Accumulated depreciation and amortization under capital lease	(3,641)	(3,010)
Total property, plant and equipment, net	34,168	34,225

Depreciation and amortization expense for property, plant and equipment were $17,789 and $17,834 for the years ended December 31, 2021, and 2020, respectively.

15.	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2021, and 2020 were composed of the following:

	Year ended December 31, 2021	Year ended December 31, 2020
Interest income	518	580
Interest expense	(10,572)	(11,239)
Other finance cost	(12,065)	(2,931)
Other income (expense)	2,946	214
Interest and other income (expense), net	(19,173)	(13,376)

16.	LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020

Operating lease cost	26,864	28,493

Finance lease cost
Amortization of right-of-use assets	719	1,006
Interest on lease liabilities	55	108
Total finance lease cost	774	1,114

As of December 31, 2021, the Company recognized an impairment charge of $4,514 on right-of-use assets related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and-mortar infrastructure with a view of rationalizing excess capacity and the Company decided in Q4 not to use certain sites for 'on premise' operations. As per the existing contractual terms of the lease agreement the Company does not have the right to stop making lease payments for the remaining lease terms or to sublease such premises. The remaining lease term for such sites as of  December 31, 2021 ranges from 12-24 months.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	27,749	28,181
Operating cash flow from finance leases	55	108
Financing cash flows from finance leases	512	1,114

Right-of-use assets obtained in exchange for lease obligations
Operating leases	23,079	21,530
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use assets	63,012	69,376

Operating lease liabilities - current	24,393	19,327
Operating lease liabilities - non-current	44,263	52,052
Total operating lease liabilities	68,656	71,379

Finance Leases
Property and equipment, at cost	4,128	4,351
Accumulated depreciation	(3,641)	(3,010)
Property and equipment, at net	487	1,341
	-
Finance lease liabilities - current	434	516
Finance lease liabilities - non-current	-	430
Total finance lease liabilities	434	946

Weighted average remaining lease term	As of December 31, 2021	As of December 31, 2020
Operating leases	3.58 years	4.18 years
Finance leases	0.00 years	0.92 years

Weighted average discount rate
Operating leases	6.8%	6.9%
Finance leases	0.0%	6.0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of December 31, 2021, to the finance and operating lease liabilities recorded on the Company’s balance sheet:

	Operating Leases	Finance Leases
Year ending December 31,
2022	25,210	446
2023	21,179	-
2024	16,896	-
2025	9,118	-
2026	2,436	-
Thereafter	2,101	-
Total lease payments	76,940	446
Less: Imputed interest	(8,284)	(12)
Total lease liabilities	68,656	434

17.	INVESTMENT IN EQUITY ACCOUNTED INVESTEES

Following are the entity wise details of equity-accounted investees:

	% of ownership interest		Carrying amount
Name of entity	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020
a) CSS Corp LP	61.35%	0%	31,688	-
b) Immaterial associates			-	111
Carrying amount of investment in equity-accounted investees			31,688	111

	Year ended December 31, 2021	Year ended December 31, 2020
Aggregate amounts of the group’s share of income (loss) of equity-accounted investees (a+b)	6,681	(31)

a) CSS Corp LP

On February 25, 2021, the Company announced a $25 million strategic minority investment in CSS Corp. (CSS), a new-age IT services and technology support solutions company that harnesses the power of AI, automation, analytics, cloud, and digital to address customer needs. Through this investment, Startek acquired an indirect beneficial interest in CSS of approximately 26%, with Capital Square Partners (CSP or CSP Fund), a Singapore-based Private Equity Fund Manager, and the Company’s majority shareholder, acquiring the majority controlling stake.

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

Summarized financial position	As of December 31, 2021	As of December 31, 2020
Current assets	42	-
Non-current assets	51,690	-
Current and non-current liabilities	(80)	-
Net assets	51,652	-

Company share in %	61.35%	0%
Company share	31,688	-
Carrying amount of investment in equity-accounted investee	31,688	-

Reconciliation to carrying amounts	As of December 31, 2021	As of December 31, 2020
Opening net assets	-	-
Acquired during the year	25,000	-
Share of profit of equity-accounted investees	6,688	-
Other comprehensive income	-	-
	31,688	-

Summarised statement of comprehensive income
	Year ended December 31, 2021	Year ended December 31, 2020
Revenue	-	-
Other income	10,991	-
Expenses	(89)	-
Net income	10,902	-
Other comprehensive income	-	-
Total comprehensive income for the period	10,902	-
Aggregate amounts of the Company share of income of equity-accounted investee	6,688	-

b) Individually immaterial associates

The Company has individually immaterial investments in equity-accounted investee in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd and 16.67% interest in Services Queensland Partnership in Australia. The Company's share of profit (loss) of equity-accounted investee is accounted under the “equity method” as per which the share of profit of equity-accounted investee has been added to the cost. During the year the Company realized carrying amounts related to investment in individually immaterial associates.

	As of December 31, 2021	As of December 31, 2020
Carrying amount of individually immaterial investment in equity-accounted investee	-	111

	Year ended December 31, 2021	Year ended December 31, 2020
Aggregate amounts of share of:
Loss of equity-accounted investee	(7)	(31)
Other comprehensive income	-	-
	(7)	(31)

18.	COMMON STOCK

Share Repurchase Plan

In the year 2004, the Company had announced the “Repurchase plan” that authorized the Company to repurchase up to $25 million of common stock. The program will remain in effect until the same is terminated by the Board of Directors and will allow the Company to repurchase common stock from time to time on the open market either via block trades or privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs or other means at times and in such amounts as Chief Financial Officer (CFO) deems appropriate and will be funded from our working capital or other financing alternatives. Repurchases will be implemented by the CFO consistent with the guidelines adopted by the Board of Directors and will depend on market conditions and other factors. Pursuant to the Board of Directors meeting held on August 26, 2021, the Board restricted the CFO from exceeding $2 million of repurchases with any purchases more than $2 million requiring Board review.

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number, and value of shares repurchased depend on a number of factors, including the market price of our common stock, general market, and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock, other corporate considerations, and CFO’s determination as to the appropriate use of our cash.

During the year ended December 31, 2021, we repurchased an aggregate of 412,769 shares of our common stock under our repurchase plan at an average cost of $4.61 per share.

Stock repurchase activity during the year ended December 31, 2021, was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
August 31, 2021	15,943	6.06	15,943	1,903,328
September 30, 2021	43,016	5.51	43,016	1,666,196
October 31, 2021	-	-	-	1,666,196
November 30, 2021	129,977	4.51	129,977	1,079,636
December 31, 2021	223,833	4.39	223,833	96,675
Total	412,769		412,769

1. Excludes broker commission.

19.	SUBSEQUENT EVENT

Mr. Aparup Sengupta resigned as the Global Chief Executive Officer effective on January 27, 2022 and Mr. Bharat Rao was appointed to serve as the new Global Chief Executive Officer of the Company effective as of January 27, 2022.

Mr. Vikash Sureka resigned as the Global Chief Financial Officer effective on January 21, 2022 and Mr. Nishit Shah was appointed to serve as the new Global Chief Financial Officer of the Company effective as of February 1, 2022.

Private Offer
On January 17, 2022, the Company announced that the board of directors has formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal, dated December 20, 2021, by CSP Management Limited (“CSP”) to acquire all outstanding shares of common stock of Startek that it does not already beneficially own for $5.40 in cash per share. The special committee has engaged legal and financial advisors to assist in its consideration of the proposal. CSP is currently the beneficial owner of approximately 56% of the outstanding common stock of Startek.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934, with the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, which is the period covered in this Annual Report.

Disclosure controls represent controls and procedures designed to ensure that information required to be disclosed in the report submitted under the Exchange Act 1934 is processed, summarized, and reported, within the time specified in the Rules and Forms of the Commission and include controls and procedures to ensure that the said information is accumulated and communicated to the management including to the CEO and CFO, to facilitate timely disclosure decisions by them.

Based on the process carried out as mentioned above, our CEO and CFO have concluded that our disclosure controls and procedures were effective on December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such terms defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles. Management with the participation of Chief Executive Officer and Chief Financial Officer has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021, based on the framework in “Internal Control-Integrated Framework” issued by Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has concluded that our internal controls over financial reporting was effective as of December 31, 2021. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions or because the degree of compliance with policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by BDO India LLP, an independent registered public accounting firm, as stated in their report set out above.

Remediation of Previously Disclosed Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, a material weakness was identified in the operation of the Company’s internal financial controls over revenue recognition (and corresponding “unbilled revenue” asset) in certain reporting units. It was observed that for few customers, the amount of revenue recognised in the books of accounts, was lower than what was billed to those customers. Management carried out measurement adjustments in respect of discounts, penalties etc to revenue recognised in the books of account as the COVID 19 situation gave rise to uncertainties. The material weakness described above did not result in any material misstatements to the Company’s previously issued financial statements, nor in the financial statements disclosed in this form 10-K.

During the year ended December 31, 2021, our management designed and implemented measures to remediate the material weakness by adopting the following remediation actions:

●	We performed a risk assessment process to identify and design our control activities related to the above-mentioned material weakness.
●

We identified and designed new controls and procedures associated with material weakness remediation, and where applicable, have implemented new procedures and a combination of automated and manual controls during the year ended December 31, 2021.

We will continue to assess risks on a continuous basis to timely identify new exposures or risk categories as business practices change and, as applicable, update our existing internal control framework to ensure that it has identified, developed, and deployed the appropriate business process controls to meet the objectives and address the risks identified.

Through testing of our internal controls, management has determined that the controls related to the remediation actions discussed above were effectively designed and operating effectively for a sufficient period of time to enable us to conclude that the material weakness has been remediated as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Subject to the above changes discussed in response to the remediated material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Board of Directors

Set forth below is information regarding our Board of Directors as of December 31, 2021:

Aparup Sengupta; age 57; Operating Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Sengupta is the Operating Partner of Capital Square Partners (Management) Pte Ltd. (“CSP”) and a Board member at Startek. Mr. Sengupta served as Executive Chairman and Global Chief Executive Officer of the Company from January 15, 2020 to January 27, 2022. From 2014 to 2016, he was the Executive Chairman of The Minacs Group (“Minacs”), a business solutions company. Prior to joining Minacs, Mr. Sengupta was the Global CEO and Managing Director at Aegis from 2005 to 2012.  Mr. Sengupta holds a bachelor’s degree in Electrical Engineering from the Indian Institute of Engineering Science and Technology, formally known as the Bengal Engineering and Science University.

Sanjay Chakrabarty; age 53; Managing Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Chakrabarty is a Managing Partner of CSP and has been serving on the board of the Company since July 2018. In addition, he has been a director on the board of CSS Corp, since June 2013. Mr. Chakrabarty was previously a board member of Minacs and Indecomm Corporation. Prior to founding CSP, Mr. Chakrabarty served as the President of Columbia Capital’s India and SE Asia investments platform from late 2007 to December 2012. Before his investment role, Mr. Chakrabarty was the Founder and CEO of MobiApps Holdings, a technology company that built products and services based on a patent protected radio frequency semiconductor chip for satellite communications. Mr. Chakrabarty holds a dual B.S. degree in Computer Engineering and Mathematics from Pennsylvania State University at Slippery Rock and an M.B.A. from Carnegie Mellon University

Mukesh Sharda; age 50; Managing Partner, Capital Square Partners (Management) Pte Ltd.

Mr. Sharda is a Managing Partner of CSP and has been on the board of the Company since July 2018. Mr. Sharda was previously on the board of Minacs and Indecomm Corporation. Prior to co-founding CSP, Mr. Sharda was the Executive Director and Country Head for Avenue Capital Group from 2005 to 2012. The Avenue Capital Group is a multi-strategy investment manager with over US$15 billion under management and had raised a dedicated fundraised to invest in Asia. Mr. Sharda covered investments in Southeast Asia and India. Prior to joining Avenue Capital Group, Mr. Sharda worked in investment banking (Structured Finance and M&A) from 1997 through 2004 in Singapore and Hong Kong at Deutsche Bank. Mr. Sharda also previously served on the board of directors at National Citizen Bank in Vietnam. Mr. Sharda is a Chartered Accountant from the Institute of Chartered Accountants in India and holds a Bachelor of Commerce degree from Gujarat University, India.

Bharat Rao; age 57; Non-executive Director, Capital Square Partners (Management) Pte Ltd.

Mr. Rao is a Non-executive Director of CSP and has been serving on the board of Startek since July 2018. He served as the President of the Company from September 13, 2021 to January 26, 2022. Mr. Rao was appointed as the Chief Executive Officer of the Company effective as of January 27, 2022. He was a Managing Partner of CSP prior to his role as Chief Executive Officer of Startek. Prior to CSP, Mr. Rao was a Managing Director with the investment banking arm of Credit Suisse in Asia from November 2012 to June 2016 and focused on financial sponsors and structured solutions. Prior to joining Credit Suisse Mr. Rao was a Managing Director and managed client relationships, origination, and financial sponsors group for ING Bank in Southeast Asia from August 2010 to November 2012. Before transitioning to investment banking, Mr. Rao served as the Country Manager (Indonesia) and head of Financials Services for Southeast Asia for Actis Capital from August 2006 to March 2009. Actis Capital is a leading emerging market-focused growth and buyout fund. Prior to this role in private equity, Mr. Rao was a Partner with the Australasian practice of PricewaterhouseCoopers and focused on providing transactions advisory services from February 1999 to July 2006. Mr. Rao holds a bachelor’s degree with honors in Electrical Engineering from the Indian Institute of Technology and an M.B.A. from the Indian Institute of Management.

Jerry Schafer; age 68; Retired

Mr. Schafer brings more than three decades of executive experience overseeing business development efforts, managing operations, and leading finance teams for global corporations. Prior to his retirement, Schafer most recently served as the vice president of worldwide development for McDonald’s Corporation, where he was responsible for the company’s global expansion initiatives. Schafer also served as chief operations officer and executive officer of development for McDonald’s China. Prior to McDonald’s, Schafer was the chief financial officer of Chipotle Mexican Grill, where he implemented multiple finance and accounting functions to support the company’s early stages of growth. Prior to his CFO role, Schafer led Chipotle’s initial expansion efforts outside the city of Denver, launching 25 new restaurants in three cities. Mr. Schafer holds a Bachelor of Arts in accounting from Walsh College and is a licensed CPA. He currently serves on the board of trustees for Walsh College and the board of trustees for the Ronald McDonald House of North Carolina, including locations in the city of Durham and Wake County. Schafer is also a consultant to Salad and Go, a start-up restaurant concept in the Phoenix area.

Albert Aboody; age 74; Retired

Mr. Aboody is a retired KPMG -US audit partner with 33 years of experience with public companies. He was also seconded to KPMG India where he led its audit practice and served as Deputy Chairman and as a member of its Advisory Board. Following his retirement, Mr. Aboody joined the Board of WNS Global Services in 2010 as chair of its audit committee until his retirement in 2017. During the period from 2011 to 2015, Mr. Aboody was the Independent Monitor for Price Waterhouse in connection with its compliance with SEC and PCAOB Orders. Mr. Aboody also co-authored the chapter on SEC Reporting Requirements in the 2001- 2008 editions of the Corporate Controller Manual. Mr. Aboody holds a bachelor’s degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and did graduate study in philosophy at Cambridge University.

Julie Schoenfeld; age 64; Vice President, Cruise Automation

Ms. Schoenfeld is a serial entrepreneur who has led four venture-backed startups. Her most recent company, Strobe Inc., (founded in 2014) was acquired by General Motors Cruise Automation in 2017 and is building groundbreaking LiDAR sensor technology for the self-driving car. Since 2017 she has been Vice President at GM Autonomous Vehicle Subsidiary, Cruise Automation. From 2007 to 2014 Julie was CEO of Perfect Market, Inc., a digital publishing software company backed by Trinity Ventures, Idealab, and Comcast. Perfect Market was acquired by Taboola in July 2104. Julie also served as CEO and founder for two other successful venture-backed start-ups. In 1999 she led the sale of Net Effect, Inc., for over $300M to Ask. Ms. Schoenfeld was also Vice President of worldwide sales for Stream International from 1995 to 1998. Julie holds a B.S. in engineering from Tufts University and an M.B.A. from Harvard Business School.

Audit Committee

Our Board of Directors has an Audit Committee that assists the Board of Directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process and our systems of internal accounting and financial controls. The Audit Committee is also responsible for the selection and retention of our independent auditors, reviewing the scope of the audit function of the independent auditors and approving non-audit services provided to us by our auditors, and reviewing audit reports rendered by our independent auditors. The members of the Audit Committee are Mr. Aboody, Chairman, Ms. Schoenfeld, and Mr. Schafer each of whom is an “independent director” as defined by the New York Stock Exchange’s (“NYSE”) listing standards and is financially literate.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is available on the Behind Startek - Investors - Corporate Governance page on our website at www.startek.com. We intend to disclose on our website any amendments to or waivers of the code applicable to our directors, principal executive officer, principal financial officer, chief accounting officer, controller, treasurer, and other persons performing similar functions within four business days following the date of such amendment or waiver.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe that our Insiders have timely filed all Section 16(a) reports during the 2021 fiscal year, except that Mr. Vikash Sureka made late Forms 3 and 4 filings on October 19, 2021, when such filings should have been made on February 25, 2021 and October 14, 2021, respectively.

Current Executive Officers

Set forth below is information regarding our executive officers as of December 31, 2021:

Officer Name	Age	Position	Joined Startek
Aparup Sengupta	57	Global Chief Executive Officer	2018*†
Vikash Sureka	47	Chief Financial Officer	2021#
Bharat Rao	57	President	2021
Surender Mohan Gupta	56	Global Chief People Officer	2018*

* Indicates executive officer who joined the Company in connection with the closing of the Aegis Transactions.

 † Aparup Sengupta was appointed to serve on the Board of Directors in connection with the closing of the Aegis Transactions but did not become the Chief Executive Officer of the Company until January 15, 2020. Mr. Sengupta resigned as the Chief Executive Officer and as the Chairman of the Board of Directors of the Company, effective as of January 27, 2022. Mr. Sengupta will continue to serve as a member of the Board of Directors of the Company after January 27, 2022. Mr. Sengupta’s biography appears under the heading “Board of Directors”.

#  Effective February 25, 2021, Vikash Sureka was appointed to serve as Global Chief Financial Officer of the Company. Mr. Sureka resigned as the Global Chief Financial Officer of the Company effective January 21, 2022. Effective February 1, 2022, Nishit Shah will serve as Global Chief Financial Officer.

 Bharat Rao was appointed as President of the Company on September 13, 2021. On January 27, 2022, the Board of Directors of the Company appointed Mr. Rao to serve as Chief Executive Officer of the Company effective as of January 27, 2022. Mr. Rao succeeds Aparup Sengupta, who resigned as the Chief Executive Officer and as the Chairman of the Board of Directors of the Company, effective as of January 27, 2022. Mr. Rao’s biography appears under the heading “Board of Directors”.

Nishit Shah; age 49; Chief Financial Officer

Mr. Shah currently serves as our Chief Financial Officer. Mr. Shah brings over 23 years of experience in finance and accounts, mergers and acquisitions, legal and compliance, audit, secretarial, taxation, budgeting, and financial planning and analysis. He previously served as Senior Vice President at Birlasoft where he was responsible for end-to-end financial reporting, business finance, pricing and contract management, and global taxation. In his earlier roles, he held senior positions at Infosys, Capgemini, Datamatics, Nicholas Piramal, and Haribhakti & Co. Mr. Shah holds a bachelor’s degree in Commerce and is a certified Chartered Accountant from the Institute of Chartered Accountants of India.

Vikash Sureka; age 47; Former Chief Financial Officer

Mr. Sureka served as our Chief Financial Officer from February 25, 2021 until his resignation effective January 21, 2022. He previously served as the Chief Financial Officer at IBS Software (IBS), a SaaS-enabled software solutions company for the travel industry. At IBS, Vikash was responsible for driving key improvements across multiple finance functions, including accounting, risk management, value creation, strategic planning, financing, and fundraising, board reporting and governance, and direct taxation. Before IBS, Vikash also held finance leadership positions at Wipro Limited and App Labs Technologies (a CSC company). Mr. Sureka holds a bachelor’s degree in Commerce and is a certified Chartered Accountant from the Institute of Chartered Accountants of India. Effective February 1, 2022, Nishit Shah succeeded Vikash Sureka, who resigned to pursue interests outside of Startek.

Surender Mohan (SM) Gupta; age 56; Global Chief People Officer

Mr. Gupta joined Startek in July 2018. Previously, SM served as Chief People Officer at Aegis, where he joined in 2008. SM brings over 30 years of HR experience across a variety of industries, including IT, ITES, Telecom, Retail, Oil, and FMCG. Throughout his career, he has executed innovative, forward-thinking strategies to attract, develop, reward, and retain top talent. Under SM’s leadership, his organization has been instrumental in winning numerous distinct HR awards from industry bodies such as Aon, Great Place to Work, National Award from Govt. of India, NASSCOM, CII, SHRM, People Matters, NCPEDP, Businessworld, and BPeSA among others. A distinguished speaker and thought leader at various forums and associations, he is committed to creating a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. SM has also served as board director for Contact Center Company (CCC), the joint venture company of STC and Aegis in Saudi Arabia, and is a governing board member for the National Abilympic Association of India. He is also a member of CII National Committee on Special Abilities and a member of IBDN (India Business and Disability Network) for mainstreaming Persons with Disabilities (PwDs) into the workforce. He has recently been awarded the 'NCPEDP- Mindtree Helen Keller Award' 2020 for acting as a Role Model Supporter of Employment Opportunities for Persons with Disabilities He holds a bachelor's degree in science, a master's in business administration (MBA) from Kurukshetra University, and a Doctorate degree (Ph.D.) in Commerce and Management Studies from Andhra University.

Certain Former Executive Officer

Set forth below is information regarding a certain person who was an executive officer during a portion of 2021, which resulted in such person being included below in “Item 11 - Summary Compensation Table”:

Rajiv Ahuja; age 59; Former President

Mr. Ahuja served as President of the Company from July 2019 to April 6, 2021. He previously served as the SVP & Country Manager in India, China, Malaysia, and Japan at Convergys. Prior to Convergys, Mr. Ahuja was associated with Aegis for 12 years in various leadership roles, most recently as President, ASEAN & ANZ. Earlier, he headed AOL’s captive center in Bangalore, headed Dell's US Consumer Care Division in India, and served as the India COO of VCustomer. Mr. Ahuja resigned as President effective as of April 6, 2021.

ITEM 11 - EXECUTIVE COMPENSATION

As a “smaller reporting company”, the Company has elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, the Company is not required to provide a Compensation, Discussion and Analysis, Compensation Committee Report, and certain other tabular and narrative disclosures relating to executive compensation.

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews our compensation programs and exercises authority with respect to payment of direct salaries and incentive compensation to our executive officers. In addition, the committee is responsible for oversight of our equity incentive plans. In 2021, the members of the Compensation Committee were Mr. Sharda, Chairman, Mr. Rao, and Ms. Schoenfeld. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Compensation Committee was not comprised entirely of independent directors; two members, Messrs. Rao and Sharda, have not been determined by our Board of Directors to be independent directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position		Year (a)	Salary ($)	Bonus ($)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($) (d)	Total ($)

Aparup Sengupta, Global Chief Executive Officer	(e)	2021	576,964	578,030	669,327	-	35,609	1,859,930
		2020	611,375	-	337,370	605,851	-	1,554,596

Rajiv Ahuja, former President		2021	118,354	383,164	-	-	949,979	1,451,497
		2020	432,194	110,829	-	-	35,010	578,033

Vikash Sureka, former Chief Financial Officer		2021	277,966	-	29,150	-	17,444	324,560
		2020	-	-	-	-	-	-

SM Gupta, Global Chief People Officer		2021	350,261	71,980	21,866	-	107,539	551,646
		2020	281,447	46,133	-	-	37,578	365,158

(a)	All amounts in this table are presented for the full calendar years that are indicated.

(b)

The amounts shown in this column reflect the aggregate grant date fair value of stock awards and options granted to each named executive officer during 2021 and 2020, respectively. This does not reflect amounts paid to or realized by the named executive officers. See Note 10 to our consolidated financial statements for the year ended December 31, 2021, for information on the assumptions used in accounting for equity awards.

(c)

The amounts disclosed under Non-Equity Incentive Plan Compensation reflect payouts under the Company’s annual Executive Incentive Plan. Under the terms of such plan, participants have the option to have their incentive bonus award paid out in stock options or a combination of stock options and/or cash.

(d)

Included in All Other Compensation for 2020 are Provident fund (Mr. Ahuja $20,465; Mr. Gupta $13,953); paid holiday leave (Mr. Ahuja $14,545; Mr. Gupta $23,625). Included in All Other Compensation for 2021 is Provident fund (Mr. Sengupta $35,609; Mr. Ahuja $7,364;  Mr. Sureka $17,444; Mr. Gupta $4,652); paid holiday leave (Mr. Ahuja $22,127; Mr. Gupta $23,659); premiums for health insurance (Mr. Gupta $484); premiums for group short term disability insurance (Mr. Gupta $282); relocation incentive (Mr. Gupta $51,381); gratuity (Mr. Gupta $27,081); and severance payments made to Mr. Ahuja as per separation agreement upon termination of employment with the Company ($920,488).

(e)	Pursuant to the terms of the employment agreement between the Company and Mr. Sengupta, all base compensation paid to Mr. Sengupta in 2020 was paid in fully vested shares of common stock of the Company. See “Employment Agreements – Aparup Sengupta” for additional information. The transaction bonus paid to Mr. Sengupta in 2020 relating to the closing of the Aegis Transactions is not included in Mr. Sengupta’s compensation, as such bonus was earned during 2018 following the closing of the Aegis Transactions. Mr. Sengupta did not become an executive officer of the Company until his appointment as Chief Executive Officer on January 15, 2020. See “Certain Relationships and Related Transactions, and Director Independence – Transaction Bonus” below for additional information.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table identifies the exercisable and unexercisable option awards for each of the named executive officers as of December 31, 2021.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Aparup Sengupta	1-10-2018	4,847	-	6.44	1-10-2028
	2-1-2019	5,066	-	6.54	2-1-2029
	1-4-2019	4,333	-	8.02	1-4-2029
	1-7-2019	4,387	-	8.39	1-7-2029
	10-1-2019	5,925	-	6.39	10-1-2029
	2-1-2020	4,642	-	8.14	2-1-2030
	1-4-2020	11,138	-	3.31	1-4-2030
	1-7-2020	175,000	175,000	5.06	1-7-2030	(a)(d)
	10-11-2020	100,000	100,000	6.68	10-11-2030	(a)(d)

SM Gupta	10-14-2021	6,250	68,750	5.75	10-14-2031	(b)

Vikash Sureka	10-14-2021	8,333	91,667	5.75	10-14-2031	(c)

(a)	Options scheduled to vest in 36 equal monthly installments beginning on July 1, 2020.
(b)	Options scheduled to vest in equal quarterly installments over a period of three years.
(c)	Options scheduled to vest in equal quarterly installments over a period of three years. All unvested options of Mr. Sureka terminated upon his resignation as Global Chief Financial Officer of the Company on January 21, 2022.
(d)	Options scheduled to vest in equal quarterly installments over a period of three years. All unvested options of Mr. Sengupta terminated upon his resignation as Global Chief Executive Officer of the Company on January 27, 2022.

EMPLOYMENT AGREEMENTS

Vikash Sureka

Effective February 25, 2021, Vikash Sureka was appointed to serve as Global Chief Financial Officer of the Company. In connection with his appointment as Global Chief Financial Officer, Mr. Sureka entered into a letter agreement that provides an annual base salary of INR 11.75 million (approximately $162,331), annual total fixed compensation of INR 23.5 million (approximately $324,662), and a target annual bonus opportunity of 28% of his total fixed compensation. The letter agreement provides that the Company reserves the right to change Mr. Sureka’ s compensation structure from time to time.

Rajiv Ahuja

On March 31, 2021, Mr. Ahuja gave notice of his intention to resign from his position as President of the Company. Mr. Ahuja indicated to the Company that he intends to retire from ongoing full-time professional activities. Mr. Ahuja’s resignation was effective as of April 6, 2021. Also on March 31, 2021, Mr. Ahuja entered into a Separation Agreement and General Release (the “Separation Agreement”), which addresses the payments and benefits to which Mr. Ahuja is entitled in connection with his resignation. Under the terms and conditions of the Separation Agreement, Mr. Ahuja is entitled to receive a payment of INR 67.98 million (approximately $920,488) in connection with his separation from service. The Separation Agreement contains a general release of any claims Mr. Ahuja may have relating to his employment. In addition, the Separation Agreement contains customary confidentiality and non-disparagement provisions, as well a covenant not to hire, solicit or engage with employees and customers for a period of 24 months.

Aparup Sengupta

On January 15, 2020, Mr. Sengupta was appointed to the post of Global Chief Executive Officer pursuant to an Employment Agreement that provides for compensation in four parts. First, in 2020, Mr. Sengupta’s employment agreement provides for $600,000, to be paid in fully vested shares of the Company’s common stock, with subsequent years to be paid in a mix of cash and Company common stock at the election of the Board of Directors. The second component of Mr. Sengupta’s compensation is the grant of an option to purchase 350,000 shares of the Company’s common stock, vesting in 36 equal monthly installments that began on July 1, 2020. The third component is an additional grant of an option to purchase 200,000 shares of the Company’s common stock if the Company’s stock price exceeded $6.00 per share, which options retroactive vest back to July 1, 2020, upon reaching this target stock price. The Company’s stock price reached $6.00 per share on November 10, 2020, and the applicable vested options were granted to Mr. Sengupta at that time. The final component of Mr. Sengupta’s compensation is an annual target bonus opportunity of $600,000. Mr. Sengupta may be removed for events of breach and misconduct (as such terms are defined in Mr. Sengupta’s employment agreement) by the Company that are attributable to Mr. Sengupta, as well as for acts involving moral turpitude, indiscipline, loss of confidence, violation of Company policy, breach of the terms and conditions of Mr. Sengupta’s employment agreement, or for any acts or omissions that may adversely affect the Company. Mr. Sengupta is not entitled to severance upon termination as Global Chief Executive Officer, and he will forfeit any unvested stock options upon termination of his employment. Additionally, any vested stock options will expire 90 days following his tenure on the Board of Directors. Mr. Sengupta’s employment agreement terminated on January 27, 2022, in connection with his resignation as Global Chief Executive Officer.

Other Named Executive Officers

We are parties to employment agreements with certain of the other named executive officers that provide for the executive’s initial base salary and annual incentive bonus plan, expressed as a percentage of base salary. The Employment Agreements also provide for an initial equity grants.

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

The Employment Agreements also provides for non-disclosure by the executives of the Company’s confidential or proprietary information and includes covenants by the executives not to compete with the Company or hire or solicit its employees, suppliers, and customers, in each case for a restricted period equal to twelve months following termination of employment.

Acceleration of Equity Awards upon Change of Control

The options that have been granted to each of the named executive officers have been granted under the 2008 Equity Incentive Plan, as amended (“2008 EIP”). Unless otherwise provided in an award agreement, if a change of control (generally defined as a transaction involving a merger or consolidation of the Company or a sale of substantially all of the Company’s assets) occurs, then each outstanding award under the 2008 EIP that is not yet vested will immediately vest with respect to 50% of the shares that were unvested immediately before the change of control. If in connection with a change of control, the awards under the 2008 EIP were either continued in effect or assumed or replaced by the surviving corporation, and within two years after the change of control, a participant is involuntarily terminated other than for cause (or, for certain awards, termination with good reason), then each such outstanding award will immediately become vested and exercisable in full and will remain exercisable for twenty-four months. If awards will be canceled because they are not assumed or replaced by the surviving corporation, they will immediately vest.

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

Compensation of Directors

The following table presents the total compensation for each non-employee director who served as a member of our Board of Directors during 2021. In 2021, we did not pay any other compensation to the members of our Board of Directors.

Name	Stock Awards(a) ($)	Option Awards(a) ($)	Total ($)
Albert Aboody	-	90,000	90,000
Sanjay Chakrabarty	-	90,000	90,000
Bharat Rao	-	90,000	90,000
Julie Schoenfeld	90,000	-	90,000
Aparup Sengupta (b)	-	-	-
Mukesh Sharda	-	90,000	90,000
Jerry Schafer	-	90,000	90,000

(a)

The amounts shown in these columns reflect the aggregate grant date fair value of stock awards and options granted to each director during 2021. This does not reflect amounts paid to or realized by the directors. See Note 10 to our consolidated financial statements for the year ended December 31, 2021, for information on the assumptions used in accounting for equity awards.

(b)	Mr. Sengupta did not receive any separate compensation as a member of our Board of Directors during 2021, other than compensation received in his capacity as Global Chief Executive Officer. See “Summary Compensation Table” above.

Members of the Board of Directors are compensated entirely with equity awards. At the start of each quarter, members of the Board of Directors, at their option, may elect to receive (1) stock options to purchase shares of common stock with a fair value equivalent to $22,500 (calculated using the Black-Scholes pricing model), (2) common stock with a grant date fair value of $22,500, (3) deferred stock units with a fair value equivalent to $22,500 or (4) any combination of options, stock, and deferred stock units. Upon the date of grant, the members of the Board of Directors are immediately vested in the stock options or stock.

As of December 31, 2021, our current non-employee directors had the following outstanding equity awards:

	Aggregate number of	Aggregate number of
Name	stock options	deferred stock units
Albert Aboody	63,865	-
Sanjay Chakrabarty	73,778	-
Bharat Rao	73,778	-
Julie Schoenfeld	-	43,032
Aparup Sengupta	590,338	-
Mukesh Sharda	73,778	-
Jerry Schafer	63,865	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes information as of December 31, 2021, about our equity compensation plans:

(c)
	(a)	(b)	Number of Securities
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance Under Equity
	Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options, Warrants,	(Excluding Securities
Plan Category	Outstanding Options	and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	2,738,107	$5.84	1,186,893
Equity compensation plans not approved by stockholders	—	—	—
Total

Beneficial Ownership of Common Stock by Directors, Executive Officers, and Principal Stockholders

The table below presents information as of March 4, 2022, regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and the executive officers named in the Summary Compensation Table;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our current executive officers and directors as a group.

	Beneficial
	Ownership of Shares
	Number of	Percentage of
Name of Beneficial Owner	Shares (1)	Class
CSP Management Ltd.(2)	22,568,259	56.0%
A. Emmet Stephenson, Jr.(3)(4)	2,914,382	7.2%
Steven D. Lebowitz(5)	2,963,742	7.4%
Directors:
Albert Aboody(3)(6)	76,298	*
Sanjay Chakrabarty(3)(7)	80,364	*
Bharat Rao(3)(7)(8)	561,242	1.4%
Julie Schoenfeld(3)	47,309	*
Aparup Sengupta(3)(9)	408,509	1.0%
Mukesh Sharda(3)(7)(8)	561,242	1.4%
Gerald Schafer(3)(6)	70,451	*

Named Executive Officers:
Vikash Sureka(3)(10)	8,333	*
Rajiv Ahuja(3)	-	*
Surender Mohan Gupta(3)(11)	6,250	*

All Current Directors and Executive Officers as a group (10 persons)	1,819,998	4.5%

*	Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Accordingly, share ownership in each case includes shares issuable upon exercise of outstanding options that are exercisable within 60 days after March 4, 2022.

Included in this table are all shares of restricted stock (vested and unvested) and deferred stock units (vested and unvested) as of March 4, 2022. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

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

(3) The address of such person is c/o Startek, Inc., 6200 South Syracuse Way., Suite 485, Greenwood Village, Colorado 80111.

(4) This disclosure is based on a Schedule 13D filed March 9, 2012.

(5) This disclosure is based on a Schedule 13G/A filed with the SEC by Steven D. Lebowitz on February 8, 2022. The address of this stockholder is 1333 Second Street, Suite 650, Santa Monica, California 90401.

(6) Includes 70,415 shares of common stock underlying vested stock options.

(7) Includes 80,364 shares of common stock underlying vested stock options.

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

(9) Includes 330,617 shares of common stock underlying vested stock options.

  (10) Includes 8,333 shares of common stock underlying vested stock options.

  (11) Includes 6,250 shares of common stock underlying vested stock options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As a “smaller reporting company”, the Company has elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 404 of Regulation S-K. Under such scaled disclosure, the Company is not required to provide information regarding the Company’s policies and procedures for the review, approval, or ratification of transactions with related persons.

The Board of Directors

Our Board of Directors has determined that each of Ms. Schoenfeld, Mr. Aboody, and Mr. Schafer are “independent” under the regulations of the NYSE. None of these directors has any relationship or has been party to any transactions that the Board believes could impair the independent judgment of these directors in considering matters relating to us. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Board of Directors is not comprised of a majority of independent directors; four members, Messrs. Sengupta, Chakrabarty, Sharda, Rao, have not been determined by our Board of Directors to be independent directors.

Transaction Bonus

In 2018, a transaction bonus of $850,000 became payable from CSP Alpha Holdings Pte Ltd (which became an indirect subsidiary of the Company following the completion of the Aegis Transactions) to Mr. Aparup Sengupta (Chairman and Global CEO) for the successful completion of the Aegis Transactions. Such transaction bonus was accrued in the Company’s financial statements for the year ended December 31, 2018, as an “Acquisition related cost”. An amount of $500,000 was paid to Mr. Sengupta during the 2020 fiscal year and $350,000 was paid in March 2021.

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

Private Offer

On December 20, 2021, CSP Management Limited (“CSP”), an affiliate of our majority shareholder, submitted a preliminary, non-binding proposal to acquire all of our outstanding shares of common stock that are not already beneficially owned by CSP for $5.40 in cash per share (the “Proposed Transaction”). The board of directors of Startek has formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal. The principal terms and conditions of the Proposed Transaction will be set forth in definitive agreements to be negotiated by the special committee with CSP. There can be no assurance that any definitive offer will be made or accepted, that any agreement will be executed or that any transaction will be consummated.

Stockholders Agreement

On July 20, 2018, in connection with the consummation of the Aegis Transactions, the Company and the Aegis Stockholder entered into a Stockholders Agreement (the “Stockholders Agreement”), pursuant to which the Company and the Aegis Stockholder agreed to, among other things: (i) certain rights, duties and obligations of the Aegis Stockholder and the Company as a result of the transactions contemplated by the Transaction Agreement and (ii) certain aspects of the management, operation, and governance of the Company after consummation of the Aegis Transactions. As a result of the consummation of the Aegis Transactions, the Aegis Stockholder owns approximately 56% of the common stock of the Company.

The Stockholders Agreement outlines various corporate governance matters including board composition, director nomination rights, and committees of the Company’s Board of Directors (the “Board”) after consummation of the Aegis Transactions. It provides that the Board shall consist of nine members comprised initially of (i) five directors (including the chairman), to be designated by the Aegis Stockholder (the “Aegis Stockholder Directors”), (ii) the Company’s chief executive officer, and (iii) three independent directors, reasonably acceptable to the Aegis Stockholder (the “Non-Stockholder Directors”) and that if the Aegis Stockholder does not initially designate all five of the Aegis Stockholder Directors, it shall have the right to fill any vacancy at any time. This Board composition shall continue so long as the Aegis Stockholder or its affiliates own 50% or more of the outstanding shares of the Company’s common stock. If the Aegis Stockholder’s ownership falls below 50%, the Aegis Stockholder shall designate (i) four directors so long as it owns 35% or more, but less than 50%, (ii) three directors, so long as it owns 25% or more, but less than 35%; (iii) two directors, so long as it owns 15% or more, but less than 25%; and (v) one director, so long as it owns 10% or more, but less than 15%. If the Aegis Stockholder ceases to beneficially own the minimum percentage of outstanding shares of the Company’s common stock necessary to nominate the corresponding number of Aegis Stockholder Directors, the Aegis Stockholder shall cause the necessary number of the Aegis Stockholder Directors to offer to resign from the Board, so that the number of the Aegis Stockholder Directors is consistent with the Aegis Stockholder’s ownership percentage.

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

Pursuant to the Stockholders Agreement, the Company renounces the expectation of corporate opportunities other than those expressly offered to a Aegis Stockholder Director or their affiliates solely in, and as a direct result of, their capacity as director of the Company. The Aegis Stockholder is required to (and will cause its affiliates to) maintain the confidentiality of and not use or otherwise exploit for its own or any third party’s benefit, any of the Company’s confidential information. To the extent permitted by NYSE rules, and for so long as the Aegis Stockholder owns 50% or more of the Company’s outstanding common stock, the Aegis Stockholder shall have a right to purchase its pro-rata portion of any securities the Company may propose to issue apart from any Excluded Securities (as defined in the Stockholders’ Agreement).

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees accrued for services rendered by BDO India LLP, during the year ended December 31, 2021:

2021
Audit fees (a)	$650,000
Total	$650,000

(a)	Audit fees for services consisted of audits of our annual financial statements and internal controls over financial reporting and reviews of our Quarterly Reports on Form 10-Q.

In accordance with our Audit Committee Charter, the Audit Committee approves in advance all services provided by our independent registered public accounting firm, including audit engagement fees and terms and non-audit services provided to us by our independent auditors (subject to the de minimis exception for non-audit services contained in the Exchange Act), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

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

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement dated as of March 14, 2018 by and among Startek, Inc., CSP Alpha Midco Pte Ltd and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	3/15/2018
2.2	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among Startek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
2.3	Stockholders Agreement dated as of July 20, 2018, by and between Startek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/20/2018
3.1	Restated Certificate of Incorporation of Startek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of Startek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of Startek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of Startek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Startek, Inc.	8-K	3.1	7/20/2018
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
4.2	Warrant to purchase up to 4,000,000 shares of Startek, Inc. common stock issued to Amazon.com NV Investment Holdings LLC on January 23, 2018	10-Q	4.1	5/8/2018
10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.2†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.3†	Form of Incentive Stock Option Agreement pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.4†	Form of Restricted Stock Award Agreement (Employee) pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.6†	Form of Indemnification Agreement between Startek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.7†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.8†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.9†	Startek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016

10.10†	Startek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.11†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.12†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.13	Securities Purchase Agreement, dated as of December 13, 2018, by and between Startek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	10.1	12/14/18
10.14	Management Services Agreement, dated March 1, 2018, by and between CSP Alpha Holdings Parent Pte Ltd and CSP Alpha Midco Pte Ltd	10-Q	10.7	11/9/2018
10.15	Transaction Agreement dated as of January 23, 2018 by and between Startek, Inc. and Amazon.com, Inc.	10-Q	10.1	5/8/2018
10.16†	First Amendment to the Amended and Restated Startek, Inc. 2008 Equity Incentive Plan	DEF 14A	A	3/29/2019
10.17†	Second Amendment to Startek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14A	A	3/27/2020
10.18†	Third Amendment to Startek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14C	A	9/29/2020
10.19†	Fourth Amendment to Startek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14A	A	4/16/2021
10.20†	First Amendment to the Amended and Restated Startek, Inc. Employee Stock Purchase Plan	DEF 14A	B	3/29/2019
10.21	Receivables Purchase Agreement between Startek, Inc. and ING Belgium NV/SA dated December 11, 2019	8-K	1.01	12/13/2019
10.22†	Letter Agreement between the company and Aparup Sengupta dated July 1, 2020	8-K	10.1	07/08/2020
10.23&	Facilities Agreement, dated February 18, 2021, by and among CSP Alpha Midco Pte. Ltd., CSP Alpha Holdings Pte. Ltd., Startek, Inc., Aegis BPO Services Australia, ESM Holdings Limited, Startek Philippines, Inc., Aegis Oursourcing South Africa (Pty) Ltd., the lenders party thereto, DBS Bank, Ltd. and ING Bank N.V., Singapore Branch as the mandated lead arrangers and bookrunners, Madison Pacific Trust Limited, as agent and security agent and DBS Bank Ltd., as the secondary security agent.	8-K	10.1	02/24/2021
10.24	Limited Partnership Agreement of CSS Corp L.P., dated February 23, 2021	8-K	10.1	02/25/2021
10.25&	Call Option Agreement dated February 19, 2021, between Startek and CSP EAF Fund LP	8-K	10.2	02/25/2021
10.26&	Call Option Agreement dated February 21, 201, between Startek and CSP Management Limited	8-K	10.3	02/25/2021
10.27†	Letter Agreement with Vikash Sureka dated January 21, 2021	8-K	10.1	02/25/2021
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO India LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Bharat Rao pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Nishit Shah pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2021, (ii) Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2021,  (iv) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021, and (v) Notes to Consolidated Financial Statements.

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

STARTEK, INC.

By:	/s/ BHARAT RAO	Date: March 14, 2022
	Bharat Rao	c
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BHARAT RAO	Chairman of the Board and Chief Executive Officer (principal executive officer)	Date: March 14, 2022
Bharat Rao

/s/ NISHIT SHAH	Chief Financial Officer (principal financial and accounting officer)	Date: March 14, 2022
Nishit Shah

/s/ SANJAY CHAKRABARTY	Director	Date: March 14, 2022
Sanjay Chakrabarty

/s/ ALBERT ABOODY	Director	Date: March 14, 2022
Albert Aboody

/s/ BHARAT RAO	Director	Date: March 14, 2022
Bharat Rao

/s/ JULIE SCHOENFELD	Director	Date: March 14, 2022
Julie Schoenfeld

/s/ MUKESH SHARDA	Director	Date: March 14, 2022
Mukesh Sharda

/s/ JERRY SCHAFER	Director	Date: March 14, 2022
Jerry Schafer