Form 10-Q
period 2022-03-31
Startek, Inc.
filed 2022-05-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12793

Startek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

4610 South Ulster Street,
Suite 150, Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 262-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SRT	New York Stock Exchange, Inc.

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

As of April 28, 2022, there were 40,296,021 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 14, 2022 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. ("Startek") and its subsidiaries.

CHANGE IN FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	167,317	163,495
Warrant adjustment	-	(425)
Net revenue	$167,317	$163,070
Cost of services	(146,260)	(138,383)
Gross profit	$21,057	$24,687

Selling, general and administrative expenses	(15,881)	(14,171)
Impairment losses and restructuring/exit cost	(1,407)	(1,898)
Operating income	$3,769	$8,618

Share of loss of equity-accounted investees	(8)	(14)
Interest expense, net and other income	(974)	(13,769)
Foreign exchange gains (losses), net	(408)	212
Income (loss) before tax expense	$2,379	$(4,953)
Tax expenses	(2,093)	(4,902)
Net income (loss)	$286	$(9,855)

Net income (loss)
Net income attributable to noncontrolling interests	$1,529	$2,300
Net loss attributable to Startek shareholders	$(1,243)	$(12,155)

Net loss per common share
Basic net loss attributable to Startek shareholders	$(0.03)	$(0.30)
Diluted net loss attributable to Startek shareholders	$(0.03)	$(0.30)

Weighted average common shares outstanding
Basic	40,338	40,592
Diluted	40,338	40,592

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$286	$(9,855)
Net income attributable to noncontrolling interests	1,529	2,300
Net loss attributable to Startek shareholders	(1,243)	(12,155)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	548	(1,092)
Change in fair value of derivative instruments	-	8
Pension amortization	(1,137)	(384)
Other comprehensive loss	$(589)	$(1,468)

Other comprehensive income (loss), net of taxes
Other comprehensive loss attributable to non-controlling interests	(655)	(69)
Other comprehensive income (loss) attributable to Startek shareholders	66	(1,399)
	$(589)	$(1,468)
Comprehensive income (loss)
Comprehensive income attributable to non-controlling interests	874	2,231
Comprehensive loss attributable to Startek shareholders	(1,177)	(13,554)
	$(303)	$(11,323)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	43,302	47,940
Restricted cash	8,946	7,456
Trade accounts receivables, net	85,542	106,937
Unbilled revenue	67,266	50,074
Prepaid and other current assets	17,720	12,611
Total current assets	$222,776	$225,018

Non-current assets
Property, plant and equipment, net	32,332	34,168
Operating lease right-of-use assets	59,299	63,012
Intangible assets, net	87,531	90,092
Goodwill	183,397	183,397
Investment in equity-accounted investees	31,680	31,688
Deferred tax assets, net	4,731	3,664
Prepaid expenses and other non-current assets	10,805	11,436
Total non-current assets	$409,775	$417,457
Total assets	$632,551	$642,475

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payables	8,169	11,916
Accrued expenses	53,706	53,203
Short term debt	3,535	3,611
Current maturity of long term debt	10,216	6,241
Current maturity of operating lease liabilities	24,052	24,393
Other current liabilities	44,236	48,265
Total current liabilities	$143,914	$147,629

Non-current liabilities
Long term debt	155,771	160,175
Operating lease liabilities	40,745	44,263
Other non-current liabilities	21,563	19,562
Deferred tax liabilities, net	18,244	17,526
Total non-current liabilities	$236,323	$241,526
Total liabilities	$380,237	$389,155

Stockholders’ equity:
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,953,221 and 40,893,396 shares issued as of March 31, 2022, and December 31, 2021, respectively	410	409
Additional paid-in capital	292,104	291,537
Accumulated deficit	(85,286)	(84,043)
Treasury stock, 672,176 and 412,769 shares as of March 31, 2022, and December 31, 2021, respectively, at cost	(3,183)	(1,912)
Accumulated other comprehensive loss	(10,621)	(10,687)
Equity attributable to Startek shareholders	$193,424	$195,304
Non-controlling interests	58,890	58,016
Total stockholders’ equity	$252,314	$253,320
Total liabilities and stockholders’ equity	$632,551	$642,475

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$286	$(9,855)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,588	6,803
Profit on sale of property, plant and equipment	(31)	(53)
Provision for doubtful accounts	(66)	63
Amortization of debt issuance costs (including loss on extinguishment of debt)	146	11,241
Amortisation of call option premium	360	120
Warrant contra revenue	-	425
Share-based compensation expense	428	280
Deferred income taxes	(306)	558
Share of loss of equity-accounted investees	8	14

Changes in operating assets and liabilities:
Trade accounts receivables	21,603	12,848
Prepaid expenses and other assets	(21,398)	(5,964)
Trade accounts payables	(3,717)	(5,447)
Income taxes, net	130	2,727
Accrued expenses and other liabilities	(4,467)	4,908
Net cash generated from operating activities	$564	$18,668

Investing Activities
Purchase of property, plant and equipment	(1,902)	(2,922)
Investment in equity-accounted investees	-	(25,000)
Payments for call option premium	-	(3,000)
Net cash used in investing activities	$(1,902)	$(30,922)

Financing Activities
Proceeds from the issuance of common stock	140	1,244
Proceeds from long term debt (net of debt issuance cost paid to lenders)	-	156,525
Payments on long term debt	-	(117,600)
Payments for loan fees related to long term debt	-	(2,794)
(Payments on) proceeds from other borrowings, net	(643)	(10,609)
Common stock repurchase	(1,271)	-
Net cash generated from/ (used in) financing activities	$(1,774)	$26,766

Net increase (decarese) in cash and cash equivalents	(3,112)	14,512
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(36)	(425)
Cash and cash equivalents and restricted cash at beginning of period	55,396	50,559
Cash and cash equivalents and restricted cash at end of period	$52,248	$64,646

Components of cash and cash equivalents and restricted cash
Balance with banks	43,302	57,665
Restricted cash	8,946	6,981
Total cash and cash equivalents and restricted cash	$52,248	$64,646

Supplemental disclosure of cash flow information
Cash paid for interest and other finance costs	2,131	14,443
Cash paid for income taxes	2,170	1,652
Supplemental disclosure of non-cash activities
Non-cash warrant contra revenue	-	425
Non-cash share-based compensation expenses	428	280

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Other Items of OCI
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Equity attributable to Startek shareholders	Non-controlling interest	Total stockholders' equity
Three months ended
Balance at December 31, 2021	40,893,396	$409	412,769	$(1,912)	$291,537	$(84,043)	$(6,816)	$-	$(3,871)	$195,304	$58,016	$253,320
Issuance of common stock	59,825	1	-	-	139	-	-	-	-	140	-	140
Share-based compensation expenses	-	-	-	-	428	-	-	-	-	428	-	428
Net income (loss)	-	-	-	-	-	(1,243)	-	-	-	(1,243)	1,529	286
Other comprehensive income (loss)	-	-	-	-	-	-	548	-	(482)	66	(655)	(589)
Repurchase of common stock	-	-	259,407	(1,271)	-	-	-	-	-	(1,271)	-	(1,271)
Balance at March 31, 2022	40,953,221	$410	672,176	$(3,183)	$292,104	$(85,286)	$(6,268)	$-	$(4,353)	$193,424	$58,890	$252,314

Balance at December 31, 2020	40,453,462	$405	-	$-	$288,700	$(85,543)	$(4,529)	$(8)	$(2,749)	$196,276	$50,606	$246,882
Issuance of common stock	328,342	3	-	-	1,241	-	-	-	-	1,244	-	1,244
Share-based compensation expenses	-	-	-	-	280	-	-	-	-	280	-	280
Warrant expenses	-	-	-	-	425	-	-	-	-	425	-	425
Net income (loss)	-	-	-	-	-	(12,155)	-	-	-	(12,155)	2,300	(9,855)
Other comprehensive loss for the period	-	-	-	-	-	-	(1,092)	8	(315)	(1,399)	(69)	(1,468)
Balance at March 31, 2021	40,781,804	$408	-	$-	$290,646	$(97,698)	$(5,621)	$-	$(3,064)	$184,671	$52,837	$237,508

As of March 31, 2022 and December 31, 2021, there were 40,281,045 and 40,480,627 shares outstanding respectively of Common Stock, net off treasury stock.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 43,000 CX experts globally spread across 38 delivery campuses in 13 countries. The Company services over 190 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

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

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements reflect all adjustments (consisting only of normal recurring entries, except as noted) which, in the opinion of management, are necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of full-year results.

The consolidated financial statements include the accounts of Startek, Inc and its all subsidiaries over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our consolidated balance sheet. The non-controlling interest in our consolidated net income is reported as "Net income attributable to non-controlling interests" in our consolidated statement of income (loss).

As of December 31, 2021, the consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended  December 31, 2021.

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

Revenue

The Company utilizes a five-step process given in ASC 606, for revenue recognition that focuses on the transfer of control, rather than the transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer to Note 4 on "Revenue" for further information.

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

The Company elected the practical expedient permitted under the transition guidance under Topic 842, which among other matters, allowed the Company (i) not to apply the recognition requirements to short-term leases (leases with a lease term of 12 months or less), (ii) not to reassess whether any expired or existing contracts are or contain leases, (iii) not to reassess the lease classification for any expired or existing leases, and (iv) not to reassess initial direct costs for any existing leases. Refer to Note 13, "Leases" for additional information.

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

Foreign Currency Matters

The Company has operations in Argentina and its functional currency has historically been the Argentine Peso. The Company monitors inflation rates in countries where it operates as required by U.S. GAAP. Under ASC 830-10-45-12, an economy must be classified as highly inflationary when the cumulative three-year rate exceeds 100%.  Considering the inflation data of Argentina, the Company has considered Argentina to be highly inflationary beginning on July 1, 2018. In accordance with ASC 830, the functional currency of the Argentina business has been changed to USD, which requires re-measurement of the local books to USD. Exchange gains and losses are recorded through net income instead of through other comprehensive income as had been done historically. Translation adjustments from periods prior to the change in functional currency were not removed from equity.

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

The consolidated statement of income reflects the Company’s share of the results of operations of the equity accounted investees. When there has been a change recognized directly in the equity of the equity accounted investees, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity accountedinvestment are eliminated to the extent of the interest in the equity accounted investees. The Company’s share of profit/loss of equity accounted investee is shown on the face of the consolidated statement of income (loss).

The financial statements of the equity accounted investees are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity accounted investee is impaired, if there has been other than a temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the 'share of profit (loss) of equity accounted investee in the consolidated statement of income (loss)'. Refer to Note 14, "Investment in Equity-Accounted Investees" for additional information and related disclosures.

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

Consolidated Cash Flow Statement

The Company has aligned the cash flow for comparable period for rectifications made in the previous year to presentation of certain transactions arising from the debt re-financing and payment of call option premium.

In Q2 2021 a correction was made to present the payment of $3 million for call option to acquire a controlling stake in CSS Corp., as a reduction from cash flows from investing activities instead of the earlier presentation where such amount was reduced from cash flows from operating activities in Q1 2021. Further, in Q4 2021, a correction was made to present the payment of an amount of $8.5 million paid and expensed in the income statement, as debt issuance cost, as a reduction from cash flows from financing activities and a corresponding increase in cash flows from operating activities.

The effect of both the above reclassifications is an increase in cash flows from operating activities by $11.5 million and a corresponding decline in cash flows from investing activities and in cash flows from financing activities by $3 million and $8.5 million, respectively.

The Company has evaluated and concluded that the above corrections were not qualitatively material on previously filed quarterly consolidated financial statements. The above presentation errors within the consolidated statements of cash flows did not impact net income, comprehensive income, earnings per share, total equity, or the balance sheet and also detailed footnotes giving details related to both transactions have been given in all quarters and in the annual financial statements for the year ended December 31, 2021. Also, these presentation errors did not impact Company’s debt covenants, its net debt position, segment reporting and cash and cash equivalents.

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

Reserves/Contingencies for Litigation and Other Matters

We are involved in few claims and legal actions, such as wage and hour, wrongful termination, and other employment-related claims, that arise in the ordinary course of business, some of which may be covered by insurance. The outcomes of these actions are not predictable, but we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. We record an accrual for legal contingencies when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. However, if there is a significant increase in the number of these claims, or if we incur greater liabilities than we currently anticipate under one or more claims, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. This amendment shall apply to term loan obtained by the Company which are linked to LIBOR. The Company is closely monitoring the market and the announcements from the bank managing the transition to new benchmark interest rates for its term loan benchmarked to LIBOR. Based on announcements by bank, the transition will take effect. The Company is not expecting any material financial impact of transition from LIBOR to alternative benchmark rates on its floating rate borrowings linked to LIBOR.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for annual periods beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-10 within its Form 10-K for the fiscal year 2022.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units	March 31, 2022	December 31, 2021
Americas	64,315	64,315
India	12,554	12,554
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
Australia	4,145	4,145
Total	$183,397	$183,397

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

As of March 31, 2022 and December 31, 2021, based on the management assessment, we concluded that there is no impairment of goodwill.

The following table presents the changes in goodwill during the three months ended March 31, 2022 and year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Opening balance	183,397	183,397
Impairment	-	-
Ending balance	$183,397	$183,397

Intangible Assets

The following table presents our intangible assets:

	As of March 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	23,273	42,947	6.5
Brand	49,500	15,978	33,522	7.1
Trademarks	13,210	3,256	9,954	7.5
Other intangibles	2,130	1,022	1,108	4.9
	$131,060	$43,529	$87,531

	As of December 31, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	21,887	44,333	6.5
Brand	49,500	15,074	34,426	7.1
Trademarks	13,210	3,036	10,174	7.5
Other intangibles	2,130	971	1,159	4.9
	$131,060	$40,968	$90,092

As of March 31, 2022, based on qualitative assessment, we concluded there is no impairment on the Company's intangible assets.

Expected future amortization of intangible as of  March 31, 2022 is as follows:

Years ending December 31,	Amount
Remainder of 2022	7,762
2023	10,306
2024	10,252
2025	10,252
2026	9,490
Thereafter	39,469

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three months ended  March 31, 2022 and 2021 respectively:

	Three Months Ended March 31,
Vertical:	2022	2021
Telecom	56,051	51,674
E-commerce & Consumer	20,526	26,102
Media & Cable	16,942	25,794
Financial & Business Services	16,695	15,450
Travel & Hospitality	13,515	10,497
Healthcare & Education	11,463	17,687
Technology, IT & Related Services	5,345	5,081
Other verticals	26,780	11,210
Gross revenue	167,317	163,495
Less: Warrant contra revenue	-	(425)
Net revenue	$167,317	$163,070

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

For three months ended  March 31, 2022 and 2021, the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares used in basic earnings per share calculation	40,338	40,592
Effect of dilutive securities:
Stock options	-	-
Restricted stock/Deferred stock units	-	-
Total effects of dilutive securities	-	-
Shares used in dilutive earnings per share calculation	40,338	40,592

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation" for more information).

	Three Months Ended March 31,
	2022	2021
Anti-dilutive securities:
Stock options	3,030	2,099

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of March 31, 2022, based on the management assessment, we concluded there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other exit-related costs, which are included in other accrued liabilities in our consolidated balance sheet. The changes during the three months ended  March 31, 2022 and the year ended December 31, 2021.

	Employee related	Facilities related	Total
Balance as of December 31, 2021	480	155	635
Accruals/(reversals)	1,232	175	1,407
Payments	(1,160)	(266)	(1,426)
Balance as of March 31, 2022	$552	$64	$616

	Employee related	Facilities related	Total
Balance at December 31, 2020	-	25	25
Accruals/(reversals)	3,519	193	3,712
Payments	(3,039)	(63)	(3,102)
Balance at December 31, 2021	$480	$155	$635

Employee related

In 2022, the Company has closed few of its facilities in Argentina, where we have terminated service of number of employees. We have recognized a provision for employee-related costs regarding the above termination. We expect to pay the remaining termination costs of $552 by the end of the fourth quarter of 2022.

Facility related

In 2022, the Company has recognized provision for the remaining costs associated with the lease that has been surrendered in Argentina. We expect to pay the remaining termination costs of $64 by the end of the second quarter of 2022.

7.  DERIVATIVE INSTRUMENTS

Cash flow hedges

Our locations in Canada and the Philippines primarily serve US-based clients. The revenues from these clients are billed and collected in US Dollars, but the expenses related to these revenues are paid in Canadian Dollars and Philippine Pesos. We had entered into derivative contracts, in the form of forward contracts and range forward contracts (a transaction where both a call option is purchased and a put option is sold) to mitigate this foreign currency exchange risk. The contracts covered periods commensurate with expected exposure, generally three to twelve months. We had elected to designate our derivatives as cash flow hedges to associate the hedges' results with forecasted expenses.

As of March 31,2022 and 2021, there were no derivative contract in effect.

	Gain (Loss) Recognized in AOCI, net of tax	Gain (Loss) Recognized in AOCI, net of tax	Gain (loss) reclassified from AOCI into Income	Gain (loss) reclassified from AOCI into Income
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flow hedges:
Foreign exchange contracts	$-	$-	$-	$8

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

As of  March 31, 2022 and December 31, 2021, there were no derivative assets and liabilities.

9. DEBT

The below table presents details of the Company's debt:

	March 31, 2022	December 31, 2021
Short term debt
Working capital facilities	3,535	3,611
Current portion of long term debt
Current maturity of long term loan	8,250	4,125
Current maturity of equipment loan	1,667	1,682
Current maturity of finance lease obligations	299	434
Total	$13,751	9,852

Long term debt
Term loan, net of debt issuance costs	154,564	$158,543
Equipment loan	1,207	1,632
Total	$155,771	$160,175

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $3.5 million as of March 31, 2022.

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

Principal payments due on the term loan are as follows:

Years	Amount
Remainder of 2022	4,125
2023	22,688
2024	30,937
2025	57,750
2026	49,500
Total	$165,000

The Term loan has a floating interest rate of USD LIBOR plus 4.5% annually for the first year and thereafter the margin will range between 3.75% and 4.5% subject to certain financial ratios.

In 2021, the Company incurred debt issuance costs of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortized debt issuance cost of the old term loan in interest expense, net in the consolidated statement of income (loss). Debt issuance costs paid to the Company’s counsel and other third parties of $2.8 million is being amortized over the period of the new term loan. The balance unamortized portion of such costs as of March 31, 2022, amounted to $2.2 million which has been netted off against long-term debt on the consolidated balance sheet.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of March 31, 2022, the Company was in compliance with all financial covenants.

Following table presents the changes in debt issuance cost during the three months ended  March 31, 2022 and the year ended December 31, 2022:

	March 31, 2022	December 31, 2021
Opening balance	2,332	2,670
Add: Debt issuance cost (refinancing of term loan)	-	11,269
Less: Expensed out (ASC 470 - extinguishment or modification)	-	(10,937)
Less: Amortization of debt issuance cost	(146)	(670)
Closing balance	2,186	2,332

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our management of working capital. The balance of funds received from factored receivables under these agreements was $17.8 million and $21.6 million as of March 31, 2022 and December 31, 2021, respectively.

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets for $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019. The amount outstanding as of March 31, 2022 is $0.025 million.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance the purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amount outstanding as of March 31, 2022 is $2.8 million.

Finance lease obligations

From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets.

10. SHARE-BASED COMPENSATION

Amazon Warrant

On January 23, 2018, Startek entered into the Amazon Transaction Agreement, pursuant to which we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon, a warrant (the “Warrant”) to acquire up to 4,000,000 shares of our common stock, subject to certain vesting events. The vesting of the Warrant shares is linked to payments made by Amazon or its affiliates pursuant to a service contract. Since no vesting event occurred in the fiscal year 2021 and we do not anticipate additional vesting in the near future, the Company had not accrued any contra revenue as per ASC 606.

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the Startek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three months ended March 31, 2022, was $428 and is included in selling, general and administrative expense. As of March 31, 2022, there was $3,590 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustment	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance at December 31, 2021	(6,816)	(3,871)	(10,687)	(3,887)	(14,574)
Foreign currency translation	548	-	548	-	548
Reclassification to operations	-	-	-	-	-
Pension remeasurement	-	(482)	(482)	(655)	(1,137)
Balance at March 31, 2022	$(6,268)	$(4,353)	$(10,621)	$(4,542)	$(15,163)

12.  SEGMENT REPORTING

The Company provides business process outsourcing services (“BPO”) to clients in various industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Global Chief Executive Officer (CEO) who has been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a geographical basis.

Our operating business model is focused on the geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography-wise, hence the geographical level represents the operating segments of Startek Inc.

We report our results of operations in six reportable segments, as follows:

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Middle East
e) Argentina & Peru
f) Rest of World

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Americas	45,415	63,925
India & Sri Lanka	27,961	21,482
Malaysia	11,280	14,965
Middle East	58,687	43,240
Argentina & Peru	8,305	8,159
Rest of World	15,669	11,299
Total	$167,317	$163,070

	Three Months Ended
	March 31,
	2022	2021
Operating income (loss):
Americas	(2,319)	1,895
India & Sri Lanka	3,467	(1,228)
Malaysia	2,026	4,414
Middle East	4,300	5,741
Argentina & Peru	(2,320)	(43)
Rest of World	1,676	399
Segment operating income	6,830	11,178
Startek consolidation adjustments
Private offer transaction cost	(500)	-
Intangible amortization	(2,561)	(2,560)
Total operating income	$3,769	$8,618

A single client accounted for 18% and 19% of  the consolidated total net revenue during the three months ended March 31, 2022 and 2021, respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As of	As of
	March 31, 2022	December 31, 2021
Property, plant and equipment, net:
Americas	10,275	11,335
India & Sri Lanka	9,132	8,712
Malaysia	2,799	2,818
Middle East	6,246	7,461
Argentina & Peru	1,292	1,453
Rest of World	2,588	2,389
Total	$32,332	$34,168

13.  LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Operating lease cost	$5,863	$6,809

Finance lease cost:
Amortization of right-of-use assets	143	185
Interest on lease liabilities	60	17
Total finance lease cost	$203	$202

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,979	6,782
Operating cash flow from finance leases	60	17
Financing cash flows from finance leases	135	203

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,491	2,003
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2022	As of December 31, 2021
Operating leases
Operating lease right-of-use assets	$59,299	$63,012

Operating lease liabilities - Current	24,052	24,393
Operating lease liabilities - Non-current	40,745	44,263
Total operating lease liabilities	$64,797	$68,656

Finance Leases
Property and equipment, at cost	4,124	4,128
Accumulated depreciation	(3,725)	(3,641)
Property and equipment, at net	$399	$487

Finance lease liabilities - Current	299	434
Finance lease liabilities - Non-current	-	-
Total finance lease liabilities	$299	$434

Weighted average remaining lease term	As of March 31, 2022	As of December 31, 2021
Operating leases (in years)	3.42 years	3.58 years
Finance leases (in years)	0.00 years	0.00 years

Weighted average discount rate
Operating leases	6.9%	6.8%
Finance leases	0.0%	0.0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of March 31, 2022, to the finance and operating lease liabilities recorded on the Company’s balance sheet:

	Operating Leases	Finance Leases
Year ending December 31,
Remainder of 2022	19,266	304
2023	21,390	-
2024	17,274	-
2025	9,546	-
2026	2,846	-
Thereafter	2,101	-
Total lease payments	72,423	304
Less imputed interest	(7,626)	(5)
Total	$64,797	$299

14.  INVESTMENT IN EQUITY-ACCOUNTED INVESTEES

Following are the entity wise details of equity-accounted investees:

	% of ownership interest		Carrying amount
Name of entity	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
a) CSS Corp LP	61.35%	61.35%	31,680	31,688
b) Immaterial associates			-	-
Carrying amount of investment in equity-accounted investees			31,680	31,688

	Three months ended March 31, 2022	Three months ended March 31, 2021
Aggregate amounts of the group’s share of profit/ (loss) of equity-accounted investees	(8)	(14)

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

Summarised financial position
	March 31, 2022	December 31, 2021
Current assets	42	42
Non-current assets	51,690	51,690
Current and non-current liabilities	(93)	(80)
Net assets	51,639	51,652

Company share in %	61.35%	61.35%
Company share	31,680	31,688
Carrying amount of investment in equity-accounted investee	31,680	31,688

Reconciliation to carrying amounts
	March 31, 2022	December 31, 2021
Opening net assets	31,688	-
Acquired during the year	-	25,000
Share of profit (loss) of equity-accounted investees	(8)	6,688
Other comprehensive income	-	-
	31,680	31,688

Summarized statement of comprehensive income
	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenue	-	-
Other income	-	-
Expenses	(13)	(20)
Net income	(13)	(20)
Other comprehensive income	-	-
Total comprehensive income for the period	(13)	(20)
Aggregate amounts of the Company share of loss of equity-accounted investee	(8)	(12)

b) Individually immaterial associates

The Company had individually immaterial investments in equity-accounted investee in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd and 16.67% interest in Services Queensland Partnership in Australia. The Company's share of profit/loss of equity-accounted investee, is accounted under the “equity method” as per which the share of profit of equity-accounted investee had been added to the cost. In 2021 the Company had realized carrying amounts related to investment in individually immaterial associates.

	March 31, 2022	December 31, 2021
Carrying amount of individually immaterial investment in equity-accounted investee	-	-

	Three months ended March 31, 2022	Three months ended March 31, 2021
Aggregate amounts of share of:
Loss of equity-accounted investee	-	(2)
Other comprehensive income	-	-
	-	(2)

15. COMMON STOCK

Share Repurchase Plan

In the year 2004, the Company had announced the “Repurchase plan” that authorized the Company to repurchase up-to $ 25 million of common stock. The program will remain in effect until the same is terminated by the Board of Director’s and will allow the Company to repurchase common stock from time to time on the open market either via block trades or privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors and will depend on market conditions and other factors. Pursuant to the Board of Directors (BOD) meeting held on August 26, 2021, the Board of Director’s approved the Company to carry out a stock repurchase in line with 2004 “Repurchase plan’ up-to $ 2 million. Further in board meeting held on December 14, 2021 the Board of Director’s approved additional $2 million towards a stock repurchase plan.

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

During the three months ended March 31, 2022, we repurchased an aggregate of 259,407 shares of our common stock under our repurchase plan at an average cost of $4.88 per share.

Stock repurchase activity during the three months ended March 31, 2022 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
January 31, 2022	130,803	5.08	130,803	1,432,822
February 28, 2022	75,865	4.90	75,865	1,061,426
March 31, 2022	52,739	4.36	52,739	831,229
Total	259,407		259,407

1. Excludes broker commission.

16. PRIVATE OFFER TRANSACTION COST

On January 17, 2022, the Company announced that the board of directors has formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal, dated December 20, 2021, by CSP Management Limited (“CSP”) to acquire all outstanding shares of common stock of Startek that it does not already beneficially own for $5.40 in cash per share. The special committee has engaged legal and financial advisors to assist in its consideration of the proposal. CSP is currently the beneficial owner of approximately 56% of the outstanding common stock of Startek. The special committee has appointed Foros Securities LLC as a financial advisor in connection with private offer and the Company incurred total expenses of $500 during the quarter ended March 31, 2022 which is included in selling, general and administrative expenses.

17. SUBSEQUENT EVENTS.

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. All dollar amounts are presented in thousands other than per share data.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 43,000 employees located across 38 delivery campuses in 13 countries. The Company services over 190 clients across a range of industries such as Banking and Financial Services, insurance, technology, telecom, healthcare, travel and hospitality, consumer goods, retail, and energy and utilities.

SIGNIFICANT DEVELOPMENTS

None.

RESULTS OF OPERATIONS — three months ended March 31, 2022 AND 2021

Revenue

Our gross revenues for the three months ended March 31, 2022 increased by 2.3% to $167,317 as compared to $163,495 for the three months ended March 31, 2021.

Our net revenue for the quarter ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Revenues	167,317	163,495
Warrant contra revenue	-	(425)
Net revenue	$167,317	$163,070

The breakdown of our net revenues from various segments for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Americas	45,415	63,925
India and Sri Lanka	27,961	21,482
Malaysia	11,280	14,965
Middle East	58,687	43,240
Argentina and Peru	8,305	8,159
Rest of World	15,669	11,299
Total	167,317	163,070

Revenue in the Americas declined due to the termination of operations with one of our e-commerce clients and insourcing of part of the operations by a client in the media vertical. Decline is also vertical related to the covid vaccination program.

Revenue growth in India and Sri Lanka region was driven by deepening of our partnership with some of the largest digital native clients in this region. Our international operations delivered out of India also reported increase in volumes.

Revenue in Malaysia saw a decline due to the termination of the contract with the e-commerce client.

Our operation in the Middle East continues to deliver strong revenue growth at the back of scaling up of new logos won during the last year.

Our revenue in the Rest of World was higher due to ramp up with a telecom client in South Africa and addition of new client in Australia.

The breakdown of our net revenues from various industry verticals for three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Verticals:
Telecom	56,051	51,674	34%	32%
E-commerce & Consumer	20,526	26,102	13%	16%
Media & Cable	16,942	25,794	10%	16%
Financial & Business Services	16,695	15,450	10%	9%
Travel & Hospitality	13,515	10,497	8%	6%
Healthcare & Education	11,463	17,687	7%	11%
Technology, IT & Related Services	5,345	5,081	3%	3%
Other verticals	26,780	11,210	15%	7%
Gross revenue	167,317	163,495
Less: Warrant contra revenue	-	(425)
Net revenue	167,317	163,070

Growth in telecom vertical was driven by the growth in our South Africa-based telecom client where we are now a strategic partner for their CX services. We saw stable to higher volumes across most other telecom clients.

Financial & Business services vertical continues to perform strongly as we strengthen our partnership with key clients in these verticals.

We continue to see sequential improvement in volume in the travel and hospitality sector as activity in these verticals trend to normalize to pre-COVID levels.

Decline in revenues from the Media vertical was led by change in strategy with a key client who insourced part of their CX activities on the voice platform across vendors.

A contract was terminated by one of our clients from the e-commerce vertical which led to decline in revenues from this vertical. Our other clients in this vertical recorded impressive growth as we deploy customized solution to them driving their CX strategy.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue increased to 87.4% for the three months ended March 31, 2022 compared to 84.9% for the three months ended March 31, 2021. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 74.3%, 3.9%, and 4.6% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Three Months Ended March 31,
	2022	2021
Employee benefit expenses	108,659	104,746
Rent expense	5,770	7,484
Depreciation and amortization	6,681	6,154
Other	25,150	19,999
Total	$146,260	$138,383

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 64.9% for the current period as compared to 64.2% for the previous period. The increase was driven by wage adjustments led by inflationary pressures in some of our geographies.

Rent expense: Rent expense as a percentage of revenue decreased to 3.4% for the current period as compared to 4.6% for the previous period. The decrease is partially driven by recognition of impairment charge on right-of-use assets related to operating leases in a few geographies in December 2021.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally increased at 4.0% as compared to 3.8% for the previous period.

Other expense includes recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased to 15% from 12.3%. The increase in the current period was led by investments in technology and cybersecurity infrastructure, higher insurance premium and higher outsourcing costs partly offset by lower utility and maintenance costs. The outsourcing expenses in the current quarter included a one-time expense of $4,895 due to certain sub-contracting costs related to a client in the Middle East.

As a result, gross profit as a percentage of revenue for the current period decreased to 12.6% as compared to 15.1% for the previous period.

	Three Months Ended March 31,
	2022	2021
Gross revenue	167,317	163,495
Warrant contra revenue	-	(425)
Net revenue	167,317	163,070
Cost of services	146,260	138,383
Gross profit	$21,057	$24,687
Gross margin	12.6%	15.1%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 8.7% in the previous period to 9.5% in the current period. The increase was led by investment in sales, digital and marketing functions. We are contesting certain class action suits and have taken appropriate provisions based on the current facts of the case. The SG&A also includes costs pertaining to the advisors to the Special Committee of the Board of Directors in regards to the evaluation of the take private offer.

Impairment losses and restructuring/exit cost, net

Impairment losses and restructuring costs, net totalled $1,407 for the current period as compared to $1,898 for the previous period. The restructuring cost during the quarter include $1,381 towards the restructuring exercise underway in Argentina.

Interest expense, net, and other income

Interest expense, net, and other income totalled $974 for the current period as compared to $13,769 for the previous period. The expense for the previous period included $11,269 towards the refinancing of debt undertaken in February 2021. Interest and other finance expenses during the current period was $2,645. This was partly offset by income from treasury transactions of $1,504.

Income tax expense

Income tax expense for the current period was $2,093 compared to $4,902 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated by operating activities, our working capital facilities, and term debt. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. Due to the timing of our collections of receivables due from our major customers, we have historically needed to draw on our working capital facilities periodically for ongoing working capital needs. We have also entered into factoring agreements with financial institutions to sell certain of our accounts receivables under non-recourse agreement. The Company expects to meet all its debt obligations including compliance with all financial covenants in a timely manner.

Cash and cash equivalents and restricted cash

As of March 31, 2022, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries decreased by $3,148 to $52,248 compared to $55,396 as of December 31, 2021. The restricted cash balance as of March 31, 2022 stood at $8,946 as compared to $7,456 as of December 31, 2021. The restricted cash pertains to the debt service reserve account (DSRA) that we have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the three months ended March 31, 2022 and 2021 we reported net cash flows generated from operating activities of $564 and $18,668, respectively. The decrease in net cash flows from operating activities was driven by a net decrease of $16,921 in net working capital.

Cash flows used in investing activities

For the three months ended March 31, 2022, and 2021, we reported net cash used in investing activities of $(1,902) and $(30,922) respectively. Net cash used in investing activities for current periods primarily towards capital expenditure while the amount for the previous period includes $25,000 towards the investment in CSS Corp and $3,000 towards payment of call option premium.

Cash flows from financing activities

For the three months ended March 31, 2022 and 2021 we reported net cash flows used in and generated from financing activities of $(1,774) and $26,766, respectively. During the three months ended March 31, 2021 our net borrowings increased mainly due to refinancing of senior term debt completed during the period. During the three months ended March 2022, the Company repurchased an aggregate of 259,407 shares amounting to $1,271.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements in conformity with U.S. GAAP, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. These judgments are subject to an inherent degree of uncertainty by their nature. Accordingly, actual results may vary significantly from the estimates we have applied.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the year 2004, the Company had announced the “Repurchase plan” that authorized the Company to repurchase up-to $25 million of common stock. The program will remain in effect until the same is terminated by the Board of Directors and will allow the Company to repurchase common stock from time to time on the open market either via block trades or privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Repurchases will be implemented by the Chief Financial Officer (CFO) consistent with the guidelines adopted by the Board of Directors and will depend on market conditions and other factors. Pursuant to the Board of Directors meeting held on August 26, 2021, the Board restricted the CFO from exceeding $2 million of repurchases with any purchases more than $2 million requiring Board review. Further in board meeting held on December 14, 2021 the Board of Director’s approved additional $2 million towards a stock repurchase plan.

During the three months ended March 31, 2022, we repurchased an aggregate of 259,407 shares of our common stock under our repurchase plan at an average cost of $4.88 per share. Additional information regarding the Company’s repurchases of common stock during the three months ended March 31, 2022 is set forth in Note 15 to the accompanying consolidated financial statements which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Exhibit Description	Exhibit	Filing Date
10.1	Employment Agreement with Bharat Rao dated January 27, 2022	8-K	10.1	2/1/2022
10.2	Letter Agreement with Nishit Shah dated February 1, 2022	8-K	10.1	2/16/2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021(Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Bharat Rao	Date: May 9, 2022
Bharat Rao
Chief Executive Officer

By:	/s/ Nishit Shah	Date: May 9, 2022
Nishit Shah
Chief Financial Officer