Form 10-Q
period 2022-06-30
Startek, Inc.
filed 2022-08-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12793

StarTek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1370538
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification No.)

4610 South Ulster Street,
Suite 150
, Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 262-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SRT	New York Stock Exchange, Inc.

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

As of July 30, 2022, there were 40,336,417 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 14, 2022 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. ("Startek") and its subsidiaries.

FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	167,641	189,436	334,958	352,931
Warrant adjustment	-	(405)	-	(830)
Net revenue	$167,641	$189,031	$334,958	$352,101
Cost of services	(150,914)	(164,477)	(297,174)	(302,860)
Gross profit	$16,727	$24,554	$37,784	$49,241

Selling, general and administrative expenses	(13,743)	(12,298)	(29,624)	(26,469)
Impairment losses and restructuring/exit cost	(745)	19	(2,152)	(1,879)
Operating income	$2,239	$12,275	$6,008	$20,893

Share of income of equity accounted investee	3,833	59	3,825	45
Interest expense, net and other income	(2,103)	(2,484)	(3,077)	(16,253)
Foreign exchange gains (losses), net	82	363	(326)	575
Income before tax expense	$4,051	$10,213	$6,430	$5,260
Tax expense	(1,423)	(2,093)	(3,516)	(6,995)
Net income (loss)	$2,628	$8,120	$2,914	$(1,735)

Net income (loss)
Net income attributable to noncontrolling interests	761	1,235	2,290	3,535
Net income (loss) attributable to Startek shareholders	1,867	6,885	624	(5,270)

Net incom (loss) per common share
Basic net income (loss) attributable to Startek shareholders	$0.05	$0.17	$0.02	$(0.13)
Diluted net income (loss) attributable to Startek shareholders	$0.05	$0.17	$0.02	$(0.13)

Weighted average common shares outstanding
Basic	40,284	40,786	40,311	40,689
Diluted	40,308	41,222	40,366	40,689

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$2,628	$8,120	$2,914	$(1,735)
Net income attributable to noncontrolling interests	761	1,235	2,290	3,535
Net income (loss) attributable to Startek shareholders	1,867	6,885	624	(5,270)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	(3,937)	(876)	(3,389)	(1,968)
Change in fair value of derivative instruments	-	-	-	8
Pension amortization	451	(37)	(686)	(421)
Other comprehensive loss	$(3,486)	$(913)	$(4,075)	$(2,381)

Other comprehensive income (loss), net of taxes
Other comprehensive income (loss) attributable to noncontrolling interest	281	-	(374)	(69)
Other comprehensive loss attributable to Startek shareholders	(3,767)	(913)	(3,701)	(2,312)
	$(3,486)	$(913)	$(4,075)	$(2,381)
Comprehensive income (loss)
Comprehensive income attributable to noncontrolling interests	1,042	1,235	1,916	3,466
Comprehensive income (loss) attributable to Startek shareholders	(1,900)	5,972	(3,077)	(7,582)
	$(858)	$7,207	$(1,161)	$(4,116)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	47,145	47,940
Restricted cash	8,646	7,456
Trade accounts receivables, net	84,115	106,937
Unbilled revenue	67,630	50,074
Prepaid and other current assets	19,483	12,611
Total current assets	$227,019	$225,018

Non-current assets
Property, plant and equipment, net	32,494	34,168
Operating lease right-of-use assets	51,157	63,012
Intangible assets, net	84,950	90,092
Goodwill	183,397	183,397
Investment in equity-accounted investees	35,513	31,688
Deferred tax assets, net	4,800	3,664
Prepaid expenses and other non-current assets	8,251	11,436
Total non-current assets	$400,562	$417,457
Total assets	$627,581	$642,475

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	10,615	11,916
Accrued expenses	53,493	53,203
Short term debt	5,112	3,611
Current maturity of long term debt	16,274	6,241
Current maturity of operating lease liabilities	22,710	24,393
Other current liabilities	45,430	48,265
Total current liabilities	$153,634	$147,629

Non-current liabilities
Long term debt	149,283	160,175
Operating lease liabilities	32,642	44,263
Other non-current liabilities	22,316	19,562
Deferred tax liabilities, net	17,802	17,526
Total non-current liabilities	$222,043	$241,526
Total liabilities	$375,677	$389,155

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 40,996,566 and 40,893,396 shares issued as of June 30, 2022, and December 31, 2021, respectively	410	409
Additional paid-in capital	292,615	291,537
Accumulated deficit	(83,419)	(84,043)
Treasury stock, 692,176 and 412,769 shares as of June 30, 2022, and December 31, 2021, respectively, at cost	(3,246)	(1,912)
Accumulated other comprehensive loss	(14,388)	(10,687)
Equity attributable to Startek shareholders	$191,972	$195,304
Non-controlling interest	59,932	58,016
Total stockholders’ equity	$251,904	$253,320
Total liabilities and stockholders’ equity	$627,581	$642,475

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$2,914	$(1,735)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,558	13,470
Profit on sale of property, plant and equipment	(152)	(73)
Provision for doubtful accounts	(136)	32
Amortization of debt issuance costs (including loss on extinguishment of debt)	286	11,302
Amortization of call option premium	720	480
Warrant contra revenue	-	830
Share-based compensation expense	833	591
Deferred income taxes	(1,157)	(1,255)
Share of income of equity-accounted investees	(3,825)	(45)

Changes in operating assets and liabilities:
Trade accounts receivables	19,544	(11,412)
Prepaid expenses and other assets	(25,539)	(2,971)
Trade accounts payable	(712)	(9,965)
Income taxes, net	(1,046)	2,724
Accrued expenses and other liabilities	2,418	9,505
Net cash provided by operating activities	$8,706	$11,478

Investing activities
Purchase of property, plant and equipment, net	(6,191)	(7,513)
Investment in equity-accounted investees	-	(25,000)
Payments for call option premium	-	(3,000)
Proceeds from equity-accounted investees	-	104
Net cash used in investing activities	$(6,191)	$(35,409)

Financing activities
Proceeds from the issuance of common stock	246	1,283
Proceeds from long term debt (net of debt issuance cost paid to lenders)	-	156,525
Payments of long term debt	-	(117,600)
Payments for loan fees related to long term debt	-	(2,794)
Proceeds from a line of credit, net	1,423	-
Payments of other borrowings, net	(969)	(9,431)
Common stock repurchases	(1,334)	-
Net cash (used in)/ provided by financing activities	$(634)	$27,983

Net increase in cash and cash equivalents	1,881	4,052
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,486)	(548)
Cash and cash equivalents and restricted cash at beginning of period	55,396	50,559
Cash and cash equivalents and restricted cash at end of period	$55,791	$54,063

Components of cash and cash equivalents and restricted cash
Balances with banks	47,145	47,018
Restricted cash	8,646	7,045
Total cash and cash equivalents and restricted cash	$55,791	$54,063

Supplemental disclosure of cash flow information
Cash paid for interest and other finance cost	4,700	17,091
Cash paid for income taxes	5,573	5,541
Supplemental disclosure of non-cash activities
Non-cash warrant contra revenue	-	830
Non-cash share-based compensation expenses	833	591

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Other Items of OCI
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Equity attributable to Startek shareholders	Non-controlling interest	Total stockholders' equity
Three months ended
Balance at March 31, 2022	40,953,221	$410	672,176	$(3,183)	$292,104	$(85,286)	$(6,268)	$-	$(4,353)	$193,424	$58,890	$252,314
Issuance of common stock	43,345	0	-	-	106	-	-	-	-	106	-	106
Share-based compensation expenses	-	-	-	-	405	-	-	-	-	405	-	405
Net income (loss)	-	-	-	-	-	1,867	-	-	-	1,867	761	2,628
Other comprehensive income (loss)	-	-	-	-	-	-	(3,937)	-	170	(3,767)	281	(3,486)
Repurchase of common stock	-	-	20,000	(63)	-	-	-	-	-	(63)	-	(63)
Balance at June 30, 2022	40,996,566	$410	692,176	$(3,246)	$292,615	$(83,419)	$(10,205)	$-	$(4,183)	$191,972	$59,932	$251,904

Balance at March 31, 2021	40,781,804	$408	-	$-	$290,646	$(97,698)	$(5,621)	$-	$(3,064)	$184,671	$52,837	$237,508
Issuance of common stock	14,375	0	-	-	39	-	-	-	-	39	-	39
Share-based compensation expenses	-	-	-	-	311	-	-	-	-	311	-	311
Warrant expense	-	-	-	-	405	-	-	-	-	405	-	405
Net income (loss)	-	-	-	-	-	6,885	-	-	-	6,885	1,235	8,120
Other comprehensive income (loss)	-	-	-	-	-	-	(876)	-	(37)	(913)	-	(913)
Balance at June 30, 2021	40,796,179	$408	-	$-	$291,401	$(90,813)	$(6,497)	$-	$(3,101)	$191,398	$54,072	$245,470

Six months ended
Balance at December 31, 2021	40,893,396	$409	412,769	$(1,912)	$291,537	$(84,043)	$(6,816)	$-	$(3,871)	$195,304	$58,016	$253,320
Issuance of common stock	103,170	1	-	-	245	-	-	-	-	246	-	246
Share-based compensation expenses	-	-	-	-	833	-	-	-	-	833	-	833
Net income (loss)	-	-	-	-	-	624	-	-	-	624	2,290	2,914
Other comprehensive income (loss)	-	-	-	-	-	-	(3,389)	-	(312)	(3,701)	(374)	(4,075)
Repurchase of common stock	-	-	279,407	$(1,334)	-	-	-	-	-	(1,334)	-	(1,334)
Balance at June 30, 2022	40,996,566	$410	692,176	$(3,246)	$292,615	$(83,419)	$(10,205)	$-	$(4,183)	$191,972	$59,932	$251,904

Balance at December 31, 2020	40,453,462	$405	-	$-	$288,700	$(85,543)	$(4,529)	$(8)	$(2,749)	$196,276	$50,606	$246,882
Issuance of common stock	342,717	3	-	-	1,280	-	-	-	-	1,283	-	1,283
Share-based compensation expenses	-	-	-	-	591	-	-	-	-	591	-	591
Warrant expense	-	-	-	-	830	-	-	-	-	830	-	830
Net income (loss)	-	-	-	-	-	(5,270)	-	-	-	(5,270)	3,535	(1,735)
Other comprehensive income (loss)	-	-	-	-	-	-	(1,968)	8	(352)	(2,312)	(69)	(2,381)
Balance at June 30, 2021	40,796,179	$408	-	$-	$291,401	$(90,813)	$(6,497)	$-	$(3,101)	$191,398	$54,072	$245,470

As of June 30, 2022 and December 31, 2021, there were 40,304,390 and 40,480,627 shares outstanding respectively of Common Stock, net off treasury stock.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 46,000 employees spread across 42 delivery campuses in 13 countries. The Company services over 175 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, Media & Cable, E-commerce and Energy and Utilities.

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

The consolidated financial statements include the accounts of Startek, Inc and its subsidiaries over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our consolidated balance sheet. The non-controlling interest in our consolidated net income is reported as "Net income attributable to non-controlling interests" in our consolidated statement of income (loss).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, valuation allowances for deferred tax assets, leases, provision for doubtful debts and restructuring costs. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable and management has made assumption about the possible effect of the global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, labor shortages & challenges in supply chain, have the potential to negatively impact the Company. There current macroeconomic conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States or other major global economy. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

ASC 842 requires an entity to apply the guidance on impairment of long-lived assets in ASC 360 to right-of-use assets. Therefore, right-of-use assets must be monitored for impairment, like other long-lived non-financial assets, regardless of whether the lease is an operating lease or a finance lease. When impairment indicators exist, an asset (asset group) should be tested to determine whether there is an impairment.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans, and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would be more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 3 "Goodwill and Intengible Assets" for information and related disclosures.

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

The consolidated statement of income reflects the Company’s share of the results of operations of the equity accounted investees. When there has been a change recognized directly in the equity of the equity accounted investees, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity accounted investment are eliminated to the extent of the interest in the equity accounted investees. The Company’s share of income (loss) of equity accounted investee is shown on the face of the consolidated statement of income (loss).

The financial statements of the equity accounted investees are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity accounted investee is impaired, if there has been other than a temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the 'share of income (loss) of equity accounted investee in the consolidated statement of income (loss)'. Refer to Note 14, "Investment in Equity-Accounted Investees" for additional information and related disclosures.

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

Consolidated Cash Flow Statement

The Company has aligned the cash flow for comparable period for rectifications made in the previous year to presentation of certain transactions arising from the debt re-financing.

In the fourth quarter of 2021, a correction was made to present the payment of an amount of $8,475 paid and expensed in the income statement, as debt issuance cost, as a reduction from cash flows from financing activities and a corresponding increase in cash flows from operating activities.

The effect of the above reclassifications are an increase in cash flows from operating activities by $8,475 and a corresponding decline in cash flows from financing activities $8,475.

The Company has evaluated and concluded that the above corrections were not qualitatively material on previously filed quarterly consolidated financial statements. The above presentation errors within the consolidated statements of cash flows did not impact net income, comprehensive income, earnings per share, total equity, or the balance sheet and also detailed footnotes related to the transaction have been given in all quarters and in the annual financial statements for the year ended December 31, 2021. Also, these presentation errors did not impact Company’s debt covenants, its net debt position, segment reporting and cash and cash equivalents.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. This amendment shall apply to any term loan obtained by the Company which is linked to LIBOR. The Company is closely monitoring the market and the announcements from the bank managing the transition to new benchmark interest rates for its term loan benchmarked to LIBOR. Based on announcements by bank, the transition will take effect. The Company is not expecting any material financial impact of transition from LIBOR to alternative benchmark rates on its floating rate borrowings linked to LIBOR.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units:	June 30, 2022	December 31, 2021
Americas	64,315	64,315
India	12,554	12,554
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
Australia	4,145	4,145
Total	$183,397	$183,397

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

As of June 30, 2022 and December 31, 2021, based on the qualitative assessment, we concluded that there is no impairment of goodwill.

The following table presents the changes in goodwill during the six months ended June 30, 2022 and year ended December 31, 2021:

	June 30, 2022	December 31, 2021
Opening balance	183,397	183,397
Impairment	-	-
Closing balance	$183,397	$183,397

Intangible Assets

The following table presents our intangible assets:

	As of June 30, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	24,670	41,550	6.5
Brand	49,500	16,892	32,608	7.1
Trademarks	13,210	3,476	9,734	7.5
Other intangibles	2,130	1,072	1,058	4.9
	$131,060	$46,110	$84,950

	As of December 31, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	21,887	44,333	6.5
Brand	49,500	15,074	34,426	7.1
Trademarks	13,210	3,036	10,174	7.5
Other intangibles	2,130	971	1,159	4.9
	$131,060	$40,968	$90,092

As of June 30, 2022, based on the management assessment, we concluded there is no impairment on the Company's intangible assets.

Expected future amortization of intangible as of  June 30, 2022 is as follows:

Year ending December 31,	Amount
Remainder of 2022	5,175
2023	10,306
2024	10,252
2025	10,252
2026	9,490
Thereafter	39,475

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three and six months ended  June 30, 2022 and 2021 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Vertical	2022	2021	2022	2021
Telecom	60,694	53,611	116,746	105,285
E-commerce & Consumer	18,851	26,221	39,377	52,324
Media & Cable	15,927	23,778	32,869	49,572
Financial & Business Services	17,605	15,763	34,300	31,214
Travel & Hospitality	13,495	10,542	27,010	21,039
Healthcare & Education	7,363	40,018	18,826	57,705
Technology, IT & Related Services	5,112	4,858	10,457	9,939
Other verticals	28,594	14,645	55,373	25,853
Gross revenue	167,641	189,436	334,958	352,931
Less: Warrant contra revenue	-	(405)	-	(830)
Net revenue	$167,641	$189,031	$334,958	$352,101

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

For three and six months ended  June 30, 2022 and 2021, the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares used in basic earnings per share calculation	40,284	40,786	40,311	40,689
Effect of dilutive securities:
Stock options	24	436	55	-
Restricted stock/Deferred stock units	-	-	-	-
Total effects of dilutive securities	24	436	55	-
Shares used in dilutive earnings per share calculation	40,308	41,222	40,366	40,689

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation" for more information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive securities
Stock options	-	62	-	2,114

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of June 30, 2022, based on the qualitative assessment, we concluded there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other exit-related costs, which are included in other accrued liabilities in our consolidated balance sheet. The changes during the six months ended  June 30, 2022 and the year ended December 31, 2021.

	Employee related	Facilities related	Total
Balance on December 31, 2021	480	155	635
Accruals/(reversal)	1,820	332	2,152
Payments	(1,751)	(465)	(2,216)
Balance as of June 30, 2022	$549	$22	$571

	Employee related	Facilities related	Total
Balance on December 31, 2020	-	25	25
Accruals/(reversal)	3,519	193	3,712
Payments	(3,039)	(63)	(3,102)
Balance on December 31, 2021	$480	$155	$635

Employee related

In 2022, the Company has closed few of its facilities in Argentina and Philippines, where we have terminated service of number of employees. We have recognized a provision for employee-related costs regarding the above termination. We expect to pay the remaining termination costs of $549 by the end of the fourth quarter of 2022.

Facility related

In 2022, the Company has recognized provision for the remaining costs associated with the lease that has been surrendered in Argentina. We expect to pay the remaining termination costs of $22 by the end of the third quarter of 2022.

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

As of June 30,2022 and 2021, there were no derivative contract in effect.

	Gain (Loss) Recognized in AOCI, net of tax		Gain (loss) reclassified from AOCI into Income
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flow hedges
Foreign exchange contracts	$-	$-	$-	$8

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

As of  June 30, 2022 and December 31, 2021, there were no derivative assets and liabilities.

9. DEBT

The below table presents details of the Company's debt:

	June 30, 2022	December 31, 2021
Short term debt
Working capital facilities	5,112	3,611
Current portion of long term debt
Current maturity of term loan	14,438	4,125
Current maturity of equipment loan	1,663	1,682
Current maturity of finance lease obligations	174	434
Total	$21,387	9,852

Long term debt
Term loan, net of debt issuance costs	148,516	$158,543
Equipment loan	767	1,632
Finance lease obligations	-	-
Total	$149,283	$160,175

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $30 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $5.1 million as of June 30, 2022.

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

In 2021, the Company incurred debt issuance costs of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortized debt issuance cost of the old term loan in interest expense, net in the consolidated statement of income (loss). Debt issuance costs paid to the Company’s counsel and other third parties of $2.8 million is being amortized over the period of the new term loan. The balance unamortized portion of such costs as of June 30, 2022, amounted to $2.1 million which has been netted off against long-term debt on the consolidated balance sheet.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of June 30, 2022, the Company was in compliance with all financial covenants.

Following table presents the changes in debt issuance cost during the six months ended  June 30, 2022 and the year ended December 31, 2022:

	June 30, 2022	December 31, 2021
Opening balance	2,332	2,670
Add: Debt issuance cost (refinancing of term loan)	-	11,269
Less: Expensed out (ASC 470 - extinguishment or modification)	-	(10,937)
Less: Amortization of debt issuance cost	(286)	(670)
Closing balance	2,046	2,332

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our management of working capital. The Company has factored receivables of $21.1 million and $21.6 million as of June 30, 2022 and December 31, 2021 under these agreements .

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets for $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019 and fully repaid in May 2022.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance the purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amount outstanding as of June 30, 2022 is $2.1 million.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the Startek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the six months ended June 30, 2022, was $833 and is included in selling, general and administrative expense. As of June 30, 2022, there was $3,160 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustments	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2021	(6,816)	(3,871)	(10,687)	(3,887)	(14,574)
Foreign currency translation	(3,389)	-	(3,389)	-	(3,389)
Reclassification to operations	-	-	-	-	-
Pension amortization	-	(312)	(312)	(374)	(686)
Balance at June 30, 2022	$(10,205)	$(4,183)	$(14,388)	$(4,261)	$(18,649)

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

We report our results of operations in six reportable segments, as follows:

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Middle East
e) Argentina & Peru
f) Rest of World

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Americas	41,952	84,680	87,367	148,605
India & Sri Lanka	26,264	24,079	54,224	45,561
Malaysia	11,431	13,816	22,711	28,781
Middle East	63,054	45,714	121,741	88,954
Argentina & Peru	9,321	9,143	17,626	17,302
Rest of World	15,619	11,599	31,289	22,898
Total	$167,641	$189,031	$334,958	$352,101

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating income (loss)
Americas	(316)	5,369	(2,635)	7,264
India & Sri Lanka	1,178	2,594	4,644	1,366
Malaysia	2,579	3,414	4,605	7,828
Middle East	2,103	3,009	6,404	8,750
Argentina & Peru	(949)	(393)	(3,269)	(436)
Rest of World	917	865	2,593	1,264
Segment operating income	5,512	14,858	12,342	26,036
Startek consolidation adjustments
Private offer transaction cost	(692)	-	(1,192)	-
Intangible amortization	(2,581)	(2,583)	(5,142)	(5,143)
Total operating income	$2,239	$12,275	$6,008	$20,893

A single client accounted for 19% and 16% of the consolidated total net revenue during the three months ended June 30, 2022 and 2021, respectively, and 18% and 17% during the six months ended June 30, 2022 and 2021, respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As on	As on
	June 30, 2022	December 31, 2021
Property, plant and equipment, net
Americas	10,838	11,335
India & Sri Lanka	9,908	8,712
Malaysia	2,558	2,818
Middle East	5,201	7,461
Argentina & Peru	1,219	1,453
Rest of World	2,770	2,389
Total	$32,494	$34,168

Investment in Equity Accounted Investees

On February 25, 2021, the Company made a $25 million strategic investment in CSS Corp LP (“an Investment Limited Liability Partnership”), and the Company accounted this investment under the equity accounted investee method of accounting in accordance with ASC 323-30-S99-1. The CODM receives a partnership statement of CSS Corp LP on quarterly basis and evaluates the carrying value of the investment in equity accounted investees. The carrying value of investment as on June 30, 2022 is $35,513, Refer Note 14 for more details.

13.  LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Operating lease cost	$5,722	$6,479	$11,585	$13,288

Finance lease cost
Amortization of right-of-use assets	118	153	261	339
Interest on lease liabilities	5	15	65	32
Total finance lease cost	$123	$168	$326	$371

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	12,647	13,246
Operating cash flow from finance leases	65	32
Financing cash flows from finance leases	260	371

Right-of-use assets obtained in exchange for lease obligations
Operating leases	2,498	2,105
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2022	As of December 31, 2021
Operating leases
Operating lease right-of-use assets	$51,157	$63,012

Operating lease liabilities - Current	22,710	24,393
Operating lease liabilities - Non-current	32,642	44,263
Total operating lease liabilities	$55,352	$68,656

Finance Leases
Property and equipment, at cost	4,118	4,128
Accumulated depreciation	(3,870)	(3,641)
Property and equipment, at net	$248	$487

Finance lease liabilities - Current	174	434
Finance lease liabilities - Non-current	-	-
Total finance lease liabilities	$174	$434

Weighted average remaining lease term	As of June 30, 2022	As of December 31, 2021
Operating leases (in years)	3.26 years	3.58 years
Finance leases (in years)	0.00 years	0.00 years

Weighted average discount rate
Operating leases	7.0%	6.8%
Finance leases	0.0%	0.0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of June 30, 2022, to the finance and operating lease liabilities recorded on the Company’s balance sheet:

	Operating Leases	Finance Leases
Year ending December 31,
Remainder of 2022	11,726	174
2023	20,100	-
2024	15,638	-
2025	9,291	-
2026	2,717	-
Thereafter	2,101	-
Total lease payments	61,573	174
Less: Imputed interest	(6,221)	-
Total present value to lease liabilities	$55,352	$174

14.  INVESTMENT IN EQUITY-ACCOUNTED INVESTEES

Following are the entity wise details of equity-accounted investees:

	% of ownership interest		Carrying amount
Name of entity	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
a) CSS Corp LP	61.35%	61.35%	35,513	31,688
b) Immaterial associates			-	-
Carrying amount of investment in equity-accounted investees			35,513	31,688

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Aggregate amounts of the group’s share of income (loss) of equity-accounted investees	3,833	59	3,825	45

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

*Subsequently reduced to 61.35%

The Company has assessed CSS Corp LP to be a variable interest entity (‘VIE’) and per ASC 810-10-25-44 concluded that it is not the primary beneficiary. Amongst other factors, the Company’s basis of this conclusion is that it lacks the power to direct or control any significant activities of the VIE and that the design and structure of the VIE were not specifically for the benefit of the Company. Further, CSS Corp LP’s objectives as an investment company is an extension of the investment activities of CSP Fund. The Company has accordingly, accounted for this transaction under the equity-accounted investee method of accounting in accordance with ASC 323-30-S99-1. The Company's share of income (loss) of equity-accounted investee is accounted under the “equity method” as per which the share of income (loss) of equity-accounted investee has been added to the cost.

Summarized financial position
	June 30, 2022	December 31, 2021
Current assets	34	42
Non-current assets	57,964	51,690
Current and non-current liabilities	(111)	(80)
Net assets	57,887	51,652
	-	-
Company share in %	61.35%	61.35%
Company share	35,513	31,688
Carrying amount of investment in equity-accounted investee	35,513	31,688

Reconciliation to carrying amounts
	June 30, 2022	December 31, 2021
Opening net assets	31,688	-
Acquired during the year	-	25,000
Share of income of equity-accounted investees	3,825	6,688
Other comprehensive income	-	-
	35,513	31,688

Summarized statement of comprehensive income
	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenue	-	-	-	-
Cost of services	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	(26)	(34)	(34)	(54)
Operating loss	(26)	(34)	(34)	(54)
Unrealised gain on investment	6,273	139	6,268	139
Net income	6,247	105	6,234	85
Other comprehensive income	-	-	-	-
Total comprehensive income for the period	6,247	105	6,234	85
Aggregate amounts of the Company share of income of equity-accounted investee at 61.35%	3,833	64	3,825	52

b) Individually immaterial associates

The Company had individually immaterial investments in equity-accounted investee in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd and 16.67% interest in Services Queensland Partnership in Australia. The Company's share of income (loss) of equity-accounted investee, is accounted under the “equity method” as per which the share of income (loss) of equity-accounted investee had been added to the cost. In 2021 the Company had realized carrying amounts related to investment in individually immaterial associates.

Aggregate share of loss of immaterial associates was $5 and $7 for three months ended and six months ended June 30, 2021, respectively.

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

During the six months ended June 30, 2022, we repurchased an aggregate of 279,407 shares of our common stock under our repurchase plan at an average cost of $4.75 per share.

Stock repurchase activity during the six months ended June 30, 2022 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
January 31, 2022	130,803	5.08	130,803	1,432,822
February 28, 2022	75,865	4.90	75,865	1,061,426
March 31, 2022	52,739	4.36	52,739	831,229
April 30, 2022	-	-	-	831,229
May 31, 2022	20,000	3.15	20,000	768,156
June 30, 2022	-	-	-	768,156
Total	279,407		279,407

1. Excludes broker commission.

16. PRIVATE OFFER TRANSACTION COST

On January 17, 2022, the Company announced that the board of directors has formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal, dated December 20, 2021, by CSP Management Limited (“CSP”) to acquire all outstanding shares of common stock of Startek that it does not already beneficially own for $5.40 in cash per share. The special committee has engaged legal and financial advisors to assist in its consideration of the proposal. CSP is currently the beneficial owner of approximately 56% of the outstanding common stock of Startek. The special committee has appointed Foros Securities LLC as a financial advisor in connection with private offer and the Company incurred total expenses of $1,192 during the six months ended June 30, 2022 which is included in selling, general and administrative expenses.

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 46,000 employees located across 42 delivery campuses in 13 countries. The Company services over 175 clients across a range of industries such as Banking and Financial Services, insurance, technology, telecom, healthcare, travel and hospitality, consumer goods, retail, media & cable, E-commerce and energy and utilities.

SIGNIFICANT DEVELOPMENTS

None.

RESULTS OF OPERATIONS — three months ended June 30, 2022 AND 2021

Revenue

Our gross revenues for the three months ended June 30, 2022 decreased by 11.5% to $167,641 as compared to $189,436 for the three months ended June 30, 2021.

Our net revenue for the quarter ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Revenues	167,641	189,436
Warrant contra revenue	-	(405)
Net revenue	$167,641	$189,031

Our net revenues adjusted for warrant contra revenue for the three months ended June 30, 2022 decreased to $167,641 compared to $189,031 for the three months ended June 30, 2021.

The breakdown of our net revenues from various segments for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,
	2022	2021
Americas	41,952	84,680
India & Sri Lanka	26,264	24,079
Malaysia	11,431	13,816
Middle East	63,054	45,714
Argentina & Peru	9,321	9,143
Rest of World	15,619	11,599
Total	167,641	189,031

The decline in revenue in the Americas region is primarily due to high base impact in the previous year. Revenue in the previous period included short term government program relating to COVID vaccination that did not continue in the current year. The revenue decline was also driven by the termination of operations with one of our e-commerce clients and insourcing of operations by a client in the media vertical. This decline is partly offset by increase in revenues from other clients primarily in the telecom and retail verticals.

Revenue growth in India and Sri Lanka region was driven by continuing ramp-ups in operations with some of the largest digital native clients in this region. Our international operations delivered out of India also continues to grow.

Revenue in Malaysia saw a decline due to the termination of the contract with the e-commerce client. Our operations with travel client delivered out of Malaysia saw a strong revival in demand.

Our operation in the Middle East continues to deliver strong revenue growth at the back of scaling up of new clients won during the last year.

Our revenue in the Rest of World was higher due to ramp-ups with our clients in South Africa and Australia.

The breakdown of our net revenues from various industry verticals for three months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021

Verticals:
Telecom	60,694	53,611	36%	28%
E-commerce & Consumer	18,851	26,221	11%	14%
Media & Cable	15,927	23,778	10%	13%
Financial & Business Services	17,605	15,763	11%	8%
Travel & Hospitality	13,495	10,542	8%	6%
Healthcare & Education	7,363	40,018	4%	21%
Technology, IT & Related Services	5,112	4,858	3%	3%
Other verticals	28,594	14,645	17%	8%
Gross revenue	167,641	189,436
Less: Warrant contra revenue	-	(405)
Net revenue	167,641	189,031

Growth in telecom vertical was driven by new wins with our existing telecom clients across US and South Africa.

Financial & Business services vertical continues to perform strongly as we strengthen our partnership with key clients in these verticals.

We continue to see year-on-year and sequential improvement in volume in the travel and hospitality sector as activity in these verticals trend to normalize to pre-COVID levels.

Decline in revenues from the Media vertical was led by change in strategy with a key client who insourced part of their CX activities across vendors.

A contract was terminated in 2021 by one of our clients from the e-commerce vertical which led to year-on -year decline in revenues from this vertical. We continue to expand our wallet share within our other clients in this vertical as we deploy customized solution to them.

Decline in revenue in the Healthcare & Education is primarily due to one-off COVID vaccination support program that the Company delivered in the previous period.

Others include contracts with public sector enterprises and government entities where we have seen increase in revenues from existing and new contracts.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue increased to 90% for the three months ended June 30, 2022 compared to 87% for the three months ended June 30, 2021. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 75.6%, 3.7%, and 4% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Three Months Ended June 30,
	2022	2021
Employee benefit expenses	114,063	126,135
Rent expense	5,562	7,473
Depreciation and amortization	6,112	6,161
Other	25,177	24,708
Total	$150,914	$164,477

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 68% for the current period as compared to 66.7% for the previous period. This increase was primarily driven by inflation-led wage increases implemented in the fourth quarter of 2021 and first quarter of 2022. The Company has seen aggressive ramp-up with some our clients in ecommerce vertical which led to considerable increase in upfront cost incurred on recruitment and training. Revenue from these ramp-up will start accruing in the future.

Rent expense: Rent expense as a percentage of revenue decreased to 3.3% for the current period as compared to 4% for the previous period. The decrease is driven by rationalization of brick-and-mortar sites across geographies as operations moved to our work from home model.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally increased at 3.6% as compared to 3.3% for the previous period. The increase was due to lower revenue base in the current period relative to the previous period.

Other expense includes recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased to 15% from 13.1%. The outsourcing cost for the current period includes pass through cost for delivery of technology services to one of our clients in the Middle East.

As a result, gross profit as a percentage of revenue for the current period decreased to 10% as compared to 13% for the previous period.

	Three Months Ended June 30,
	2022	2021
Gross revenue	167,641	189,436
Warrant contra revenue	-	(405)
Net revenue	167,641	189,031
Cost of services	150,914	164,477
Gross profit	$16,727	$24,554
Gross margin	10.0%	13.0%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 6.5% in the previous period to 8.2% in the current period. Increase in SG&A expenses was driven by investments made by the Company on its sales, marketing and digital efforts and also due to increase in insurance premiums relative to previous period. The SG&A costs for the current period includes costs incurred towards the ongoing take private transaction.

Impairment losses and restructuring/exit cost, net

Impairment losses and restructuring costs, net totalled $745 for the current period as compared to ($19) for the previous period. The restructuring cost during the quarter include $668 towards the restructuring exercise underway in Argentina.

Interest expense, net, and other income

Interest expense, net, and other income totalled $2,103 for the current period as compared to $2,484 for the previous period.

Income tax expense

Income tax expense for the current period was $1,423 compared to $2,093 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

RESULTS OF OPERATIONS — Six months ended June 30, 2022 AND 2021

Revenue

Our gross revenues for the six months ended June 30, 2022 decreased by 5.1% to $334,958 as compared to $352,931 for the six months ended June 30, 2021.

Our net revenue for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Revenues	334,958	352,931
Warrant contra revenue	-	(830)
Net revenue	$334,958	$352,101

The breakdown of our net revenues from various segments for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
Americas	87,367	148,605
India & Sri Lanka	54,224	45,561
Malaysia	22,711	28,781
Middle East	121,741	88,954
Argentina & Peru	17,626	17,302
Rest of World	31,289	22,898
Total	334,958	352,101

The decline in revenue in the Americas region is primarily due to high base impact in the previous year. Revenue in the previous period included short term government program relating to COVID vaccination that did not continue in the current year. The revenue decline was also driven by the termination of operations with one of our e-commerce clients and insourcing of operations by a client in the media vertical. This decline is partly offset by increase in revenues from other clients primarily in the telecom and retail verticals.

Revenue growth in India and Sri Lanka region was driven by continuing ramp-up in operations with some of the largest digital native clients in this region. Our international operations delivered out of India also grew during the current period.

Revenue in Malaysia saw a decline due to the termination of the contract with the e-commerce client. Our operations with travel client delivered out of Malaysia saw a strong revival in demand.

Our operation in the Middle East saw continuity of government programs that was won during the Pandemic. The Company also secured new clients which continue to ramp up in the current year.

Our revenue in the Rest of World was higher due to ramp-ups with our clients in South Africa and Australia.

The breakdown of our net revenues from various industry verticals for six months ended June 30, 2022 and 2021 is as follows:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Verticals:
Telecom	116,746	105,285	35%	30%
E-commerce & Consumer	39,377	52,324	12%	15%
Media & Cable	32,869	49,572	10%	14%
Financial & Business Services	34,300	31,214	10%	9%
Travel & Hospitality	27,010	21,039	8%	6%
Healthcare & Education	18,826	57,705	6%	16%
Technology, IT & Related Services	10,457	9,939	3%	3%
Other verticals	55,373	25,853	17%	7%
Gross revenue	334,958	352,931
Less: Warrant contra revenue	-	(830)
Net revenue	334,958	352,101

Growth in telecom vertical was driven by new wins with our existing telecom clients across US and South Africa.

Financial & Business services vertical continues to perform strongly as we strengthen our partnership with key clients in these verticals.

We continue to see year-on-year and sequential improvement in volume in the travel and hospitality sector as activity in these verticals trend to normalize to pre-COVID levels.

Decline in revenues from the Media vertical was led by change in strategy with a key client who insourced part of their CX activities across vendors.

A contract was terminated in 2021 by one of our clients from the e-commerce vertical which led to year-on -year decline in revenues from this vertical. The decline in revenue were partially offset by new wins and expansion with our other clients in the e-commerce vertical.

Decline in revenue in the Healthcare & Education is primarily due to one-off COVID vaccination support program that the Company delivered in the previous period.

Others include contracts with public sector enterprises and government entities where we have seen increase in revenues from existing and new contracts.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue increased to 88.7% for the six months ended June 30, 2022 compared to 86% for the six months ended June 30, 2021. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 74.9%, 3.8%, and 4.3% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Six Months Ended June 30,
	2022	2021
Employee Benefit Expenses	$222,722	$230,881
Rent expense	11,332	14,957
Depreciation and amortization	12,792	12,315
Other	50,328	44,707
Total	$297,174	$302,860

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 66.5% for the current period as compared to 65.6% for the previous period. This increase was primarily driven by inflation-led wage increases implemented in the fourth quarter of 2021 and first quarter of 2022.

Rent expense: Rent expense as a percentage of revenue decreased to 3.4% for the current period as compared to 4.2% for the previous period. The decline was driven by rationalization of some brick-and-mortar facilities across geographies as operations moved to our work from home model.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was marginally increased at 3.8% as compared to 3.5% for the previous period. The increase was due to lower revenue base in the current period relative to the previous period.

Other expense includes recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased to 15% from 12.7%. The outsourcing cost for the current period includes pass through cost for delivery of technology services to one of our clients in the Middle East.

As a result, gross profit as a percentage of revenue for the current period decreased to 11.3% as compared to 14% for the previous period.

	Six Months Ended June 30,
	2022	2021
Gross revenue	334,958	352,931
Warrant contra revenue	-	(830)
Net revenue	334,958	352,101
Cost of services	297,174	302,860
Gross profit	$ 37,784	$ 49,241
Gross margin	11.3%	14.0%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 7.5% in the previous period to 8.8% in the current period. The increase was due to the investments made by the Company to strengthen sales, marketing, and digital verticals. The company also increased investments in upgrading our technology infrastructure, particularly related to security and cybersecurity aspects. The SG&A costs for the current period includes costs incurred towards the ongoing take private transaction.

Impairment losses and restructuring/exit cost, net

Impairment losses and restructuring costs, net totalled $2,152 for the current period as compared to $1,879 for the previous period. The restructuring cost during the six months include $2,049 towards the restructuring exercise underway in Argentina.

Interest expense, net, and other income

Interest expense, net, and other income totalled $3,077 for the current period as compared to $16,253 for the previous period. The expense for the previous period included $11,269 towards the refinancing of debt undertaken in February 2021.

Income tax expense

Income tax expense for the current period was $3,516 compared to $6,995 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

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

Cash and cash equivalents and restricted cash

As of June 30, 2022, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries increased by $395 to $55,791 compared to $55,396 as of December 31, 2021. The restricted cash balance as of June 30, 2022 stood at $8,646 as compared to $7,456 as of December 31, 2021. The restricted cash pertains to the debt service reserve account (DSRA) that we have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the six months ended June 30, 2022 and 2021 we reported net cash provided by operating activities of $8,706 and $11,478, respectively. The decrease in net cash flows from operating activities was driven by a net increase of $6,784 in net working capital which was partially offset by decrease in non-cash reconciling items such as deferred tax expense, depreciation and amortization and warrant contra revenue, of $14,205.

Cash flows used in investing activities

For the six months ended June 30, 2022, and 2021, we reported net cash used in investing activities of $(6,191) and $(35,409) respectively. Net cash used in investing activities for current periods primarily towards capital expenditure while the amount for the previous period includes $25,000 towards the investment in CSS Corp and $3,000 towards payment of call option premium.

Cash flows from financing activities

For the six months ended June 30, 2022 and 2021 we reported net cash flows (used in) and provided by financing activities of $(634) and $27,983, respectively. During the six months ended June 30, 2021 our net borrowings increased mainly due to refinancing of senior term debt completed during the period. During the six months ended June 30, 2022, the Company repurchased an aggregate of 279,407 shares amounting to $1,334.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the six months ended June 30, 2022, we repurchased an aggregate of 279,407 shares of our common stock under our repurchase plan at an average cost of $4.75 per share. Additional information regarding the Company’s repurchases of common stock during the six months ended June 30, 2022 is set forth in Note 15 to the accompanying consolidated financial statements which is incorporated by reference into this Item 2.

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
101*

The following materials are formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Bharat Rao	Date: August 8, 2022
Bharat Rao
Chief Executive Officer

By:	/s/ Nishit Shah	Date: August 8, 2022
Nishit Shah
Chief Financial Officer