Form 10-Q
period 2022-09-30
Startek, Inc.
filed 2022-11-08
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 40,280,725 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page
	Consolidated Statement of Income (Loss) and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4
	Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6
	Consolidated Statement of Stockholders' Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	7
	Note 1 Overview and Basis of Preparation	8
	Note 2 Summary of Significant Accounting Policies	9
	Note 3 Goodwill and Intangible Assets	12
	Note 4 Revenue	13
	Note 5 Net Income / (Loss) Per Share	15
	Note 6 Impairment Losses and Restructuring / Exit cost	15
	Note 7 Derivative Instruments	16
	Note 8 Fair Value Measurements	17
	Note 9 Debt	18
	Note 10 Share-Based Compensation	20
	Note 11 Accumulated Other Comprehensive Loss	21
	Note 12 Segment Reporting	22
	Note 13 Leases	23
	Note 14 Investment in Equity-Accounted Investees	24
	Note 15 Common Stock	25
	Note 16 Private Offer Transaction Cost	26
	Note 17 Subsequent Events	26
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

ITEM 1.	Legal proceeding	34
ITEM 1A.	Risk Factors	34
ITEM 2.	Unregistered sales of equity securities and use of proceeds	34
ITEM 3.	Defaults upon senior securities	34
ITEM 4.	Mine safety disclosure	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	35
SIGNATURES		36

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 14, 2022 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. ("Startek") and its subsidiaries.

FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	163,135	172,948	498,093	525,879
Warrant adjustment	-	(161)	-	(991)
Net revenue	$163,135	$172,787	$498,093	$524,888
Cost of services	(140,018)	(151,264)	(437,192)	(454,124)
Gross profit	$23,117	$21,523	$60,901	$70,764

Selling, general and administrative expenses	(16,523)	(13,099)	(46,147)	(39,568)
Impairment losses and restructuring/exit cost	(998)	(85)	(3,150)	(1,964)
Operating income	$5,596	$8,339	$11,604	$29,232

Share of income (loss) of equity accounted investee	297	(46)	4,122	(1)
Interest expense, net and other income	(2,767)	(2,236)	(5,844)	(18,489)
Foreign exchange gains (losses), net	976	(533)	650	42
Income before tax expense	$4,102	$5,524	$10,532	$10,784
Tax expense	(1,838)	(2,402)	(5,354)	(9,397)
Net income	$2,264	$3,122	$5,178	$1,387

Net income (loss)
Net income attributable to noncontrolling interests	2,021	3,046	4,311	6,581
Net income (loss) attributable to Startek shareholders	243	76	867	(5,194)

Net income (loss) per common share
Basic net income (loss) attributable to Startek shareholders	$0.01	$0.00	$0.02	$(0.13)
Diluted net income (loss) attributable to Startek shareholders	$0.01	$0.00	$0.02	$(0.13)

Weighted average common shares outstanding
Basic	40,326	40,788	40,316	40,723
Diluted	40,333	41,094	40,354	40,723

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,264	$3,122	$5,178	$1,387
Net income attributable to non-controlling interests	2,021	3,046	4,311	6,581
Net income (loss) attributable to Startek shareholders	243	76	867	(5,194)

Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	(3,701)	(179)	(7,090)	(2,147)
Change in fair value of derivative instruments	-	-	-	8
Pension amortization	143	(669)	(543)	(1,090)
Other comprehensive loss	$(3,558)	$(848)	$(7,633)	$(3,229)

Other comprehensive income (loss), net of taxes
Other comprehensive loss attributable to noncontrolling interest	(23)	(374)	(397)	(443)
Other comprehensive loss attributable to Startek shareholders	(3,535)	(474)	(7,236)	(2,786)
	$(3,558)	$(848)	$(7,633)	$(3,229)
Comprehensive income (loss)
Comprehensive income attributable to noncontrolling interests	1,998	2,672	3,914	6,138
Comprehensive loss attributable to Startek shareholders	(3,292)	(398)	(6,369)	(7,980)
	$(1,294)	$2,274	$(2,455)	$(1,842)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	51,703	47,940
Restricted cash	9,628	7,456
Trade accounts receivables, net	69,955	106,937
Unbilled revenue	76,699	50,074
Prepaid and other current assets	15,714	12,611
Total current assets	$223,699	$225,018

Non-current assets
Property, plant and equipment, net	28,895	34,168
Operating lease right-of-use assets	44,841	63,012
Intangible assets, net	82,347	90,092
Goodwill	183,397	183,397
Investment in equity-accounted investees	35,810	31,688
Deferred tax assets, net	5,137	3,664
Prepaid expenses and other non-current assets	8,208	11,436
Total non-current assets	$388,635	$417,457
Total assets	$612,334	$642,475

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	11,820	11,916
Accrued expenses	51,223	53,203
Short term debt	4,721	3,611
Current maturity of long term debt	22,353	6,241
Current maturity of operating lease liabilities	20,496	24,393
Other current liabilities	42,375	48,265
Total current liabilities	$152,988	$147,629

Non-current liabilities
Long term debt	142,515	160,175
Operating lease liabilities	28,176	44,263
Other non-current liabilities	20,553	19,562
Deferred tax liabilities, net	17,312	17,526
Total non-current liabilities	$208,556	$241,526
Total liabilities	$361,544	$389,155

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 41,065,522 and 40,893,396 shares issued as of September 30, 2022, and December 31, 2021, respectively	411	409
Additional paid-in capital	293,096	291,537
Accumulated deficit	(83,176)	(84,043)
Treasury stock, 782,902 and 412,769 shares as of September 30, 2022, and December 31, 2021, respectively, at cost	(3,548)	(1,912)
Accumulated other comprehensive loss	(17,923)	(10,687)
Equity attributable to Startek shareholders	$188,860	$195,304
Non-controlling interest	61,930	58,016
Total stockholders’ equity	$250,790	$253,320
Total liabilities and stockholders’ equity	$612,334	$642,475

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$5,178	$1,387

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,139	20,398
Profit on sale of property, plant and equipment	(221)	(37)
Provision for doubtful accounts	(115)	23
Amortization of debt issuance costs (including loss on extinguishment of debt)	426	11,455
Amortization of call option premium	1,080	360
Warrant contra revenue	-	991
Share-based compensation expense	1,213	932
Deferred income taxes	(2,279)	1,838
Share of (income) loss of equity-accounted investees	(4,122)	1

Changes in operating assets and liabilities:
Trade accounts receivables	30,534	13,120
Prepaid expenses and other assets	(32,243)	(11,968)
Trade accounts payable	669	(13,409)
Income taxes, net	(337)	(602)
Accrued expenses and other liabilities	(598)	6,543
Net cash provided by operating activities	$21,324	$31,032

Investing activities
Purchase of property, plant and equipment, net	(10,994)	(13,358)
Investment in equity-accounted investees	-	(25,000)
Payments for call option premium	-	(3,000)
Proceeds from equity-accounted investees	-	102
Net cash used in investing activities	$(10,994)	$(41,256)

Financing activities
Proceeds from the issuance of common stock	348	1,434
Proceeds from long term debt (net of debt issuance cost paid to lenders)	-	156,525
Payments of long term debt	-	(117,600)
Payments for loan fees related to long term debt	-	(2,794)
Proceeds from a line of credit, net	1,110	-
Payments of other borrowings, net	(1,784)	(13,145)
Common stock repurchases	(1,636)	(329)
Net cash (used in) / provided by financing activities	$(1,962)	$24,091

Net increase in cash and cash equivalents	8,368	13,867
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,433)	(952)
Cash and cash equivalents and restricted cash at beginning of period	55,396	50,559
Cash and cash equivalents and restricted cash at end of period	$61,331	$63,474

Components of cash and cash equivalents and restricted cash
Balances with banks	51,703	56,840
Restricted cash	9,628	6,634
Total cash and cash equivalents and restricted cash	$61,331	$63,474

Supplemental disclosure of cash flow information
Cash paid for interest and other finance cost	7,775	19,985
Cash paid for income taxes	7,699	7,884
Supplemental disclosure of non-cash activities
Non-cash warrant contra revenue	-	991
Non-cash share-based compensation expenses	1,213	932

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Treasury Stock				Other Items of OCI
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Equity attributable to Startek shareholders	Non-controlling interest	Total stockholders' equity
Three months ended
Balance at June 30, 2022	40,996,566	$410	692,176	$(3,246)	$292,615	$(83,419)	$(10,205)	$-	$(4,183)	$191,972	$59,932	$251,904
Issuance of common stock	68,956	1	-	-	101	-	-	-	-	102	-	102
Share-based compensation expenses	-	-	-	-	380	-	-	-	-	380	-	380
Warrant adjustment	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	243	-	-	-	243	2,021	2,264
Other comprehensive income (loss)	-	-	-	-	-	-	(3,701)	-	166	(3,535)	(23)	(3,558)
Repurchase of common stock	-	-	90,726	(302)	-	-	-	-	-	(302)	-	(302)
Balance at September 30, 2022	41,065,522	$411	782,902	$(3,548)	$293,096	$(83,176)	$(13,906)	$-	$(4,017)	$188,860	$61,930	$250,790

Balance at June 30, 2021	40,796,179	$408	-	$-	$291,401	$(90,813)	$(6,497)	$-	$(3,101)	$191,398	$54,072	$245,470
Issuance of common stock	63,559	1	-	-	150	-	-	-	-	151	-	151
Share-based compensation expenses	-	-	-	-	341	-	-	-	-	341	-	341
Warrant expense	-	-	-	-	161	-	-	-	-	161	-	161
Net income	-	-	-	-	-	76	-	-	-	76	3,046	3,122
Other comprehensive loss	-	-	-	-	-	-	(179)	-	(295)	(474)	(374)	(848)
Repurchase of common stock	-	-	57,759	(329)	-	-	-	-	-	(329)	-	(329)
Balance at September 30, 2021	40,859,738	$409	57,759	$(329)	$292,053	$(90,737)	$(6,676)	$-	$(3,396)	$191,324	$56,744	$248,068

Nine months ended
Balance at December 31, 2021	40,893,396	$409	412,769	$(1,912)	$291,537	$(84,043)	$(6,816)	$-	$(3,871)	$195,304	$58,016	$253,320
Issuance of common stock	172,126	2	-	-	346	-	-	-	-	348	-	348
Share-based compensation expenses	-	-	-	-	1,213	-	-	-	-	1,213	-	1,213
Warrant adjustment	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	867	-	-	-	867	4,311	5,178
Other comprehensive loss	-	-	-	-	-	-	(7,090)	-	(146)	(7,236)	(397)	(7,633)
Repurchase of common stock	-	-	370,133	$(1,636)	-	-	-	-	-	(1,636)	-	(1,636)
Balance at September 30, 2022	41,065,522	$411	782,902	$(3,548)	$293,096	$(83,176)	$(13,906)	$-	$(4,017)	$188,860	$61,930	$250,790

Balance at December 31, 2020	40,453,462	$405	-	$-	$288,700	$(85,543)	$(4,529)	$(8)	$(2,749)	$196,276	$50,606	$246,882
Issuance of common stock	406,276	4	-	-	1,430	-	-	-	-	1,434	-	1,434
Share-based compensation expenses	-	-	-	-	932	-	-	-	-	932	-	932
Warrant expense	-	-	-	-	991	-	-	-	-	991	-	991
Net income (loss)	-	-	-	-	-	(5,194)	-	-	-	(5,194)	6,581	1,387
Other comprehensive income (loss)	-	-	-	-	-	-	(2,147)	8	(647)	(2,786)	(443)	(3,229)
Repurchase of common stock	-	-	57,759	(329)	-	-	-	-	-	(329)	-	(329)
Balance at September 30, 2021	40,859,738	$409	57,759	$(329)	$292,053	$(90,737)	$(6,676)	$-	$(3,396)	$191,324	$56,744	$248,068

As of September 30, 2022 and December 31, 2021, there were 40,282,620 and 40,480,627 shares outstanding respectively of Common Stock, net off treasury stock.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 44,000 employees spread across 36 delivery campuses in 13 countries. The Company services over 170 clients across various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, Media & Cable, E-commerce and Energy and Utilities.

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

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans, and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of reporting units, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would be more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 3 "Goodwill and Intangible Assets" for information and related disclosures.

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

The effect of the above reclassifications are an increase in cash flows from operating activities by $8,475 and a corresponding decline in cash flows from financing activities by $8,475.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units:	September 30, 2022	December 31, 2021
Americas	64,315	64,315
India	12,554	12,554
Malaysia	47,543	47,543
Saudi Arabia	54,840	54,840
Australia	4,145	4,145
Total	$183,397	$183,397

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

As of September 30, 2022, based on the qualitative assessment, we concluded that there is no impairment of goodwill.

The following table presents the changes in goodwill during the nine months ended September 30, 2022 and year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Opening balance	183,397	183,397
Impairment	-	-
Closing balance	$183,397	$183,397

Intangible Assets

The following table presents our intangible assets:

	As of September 30, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	26,077	40,143	6.5
Brand	49,500	17,816	31,684	7.1
Trademarks	13,210	3,696	9,514	7.5
Other intangibles	2,130	1,124	1,006	4.9
	$131,060	$48,713	$82,347

	As of December 31, 2021
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	21,887	44,333	6.5
Brand	49,500	15,074	34,426	7.1
Trademarks	13,210	3,036	10,174	7.5
Other intangibles	2,130	971	1,159	4.9
	$131,060	$40,968	$90,092

As of September 30, 2022, based on the management assessment, we concluded that there is no impairment on the Company's intangible assets.

Expected future amortization of intangible assets as of  September 30, 2022 is as follows:

Year ending December 31,	Amount
Remainder of 2022	2,586
2023	10,306
2024	10,252
2025	10,252
2026	9,490
Thereafter	39,461

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three and nine months ended  September 30, 2022 and 2021 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertical	2022	2021	2022	2021
Telecom	57,819	56,676	174,565	161,961
E-commerce & Consumer	20,589	22,434	59,966	74,757
Financial & Business Services	18,013	17,161	52,312	48,374
Media & Cable	12,269	22,863	45,139	72,435
Travel & Hospitality	14,228	12,027	41,238	33,066
Healthcare & Education	7,522	15,315	26,348	73,020
Technology, IT & Related Services	4,308	5,125	14,765	15,064
Other verticals	28,387	21,347	83,760	47,202
Gross revenue	163,135	172,948	498,093	525,879
Less: Warrant contra revenue	-	(161)	-	(991)
Net revenue	$163,135	$172,787	$498,093	$524,888

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

For three and nine months ended  September 30, 2022 and 2021, the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares used in basic earnings per share calculation	40,326	40,788	40,316	40,723
Effect of dilutive securities:
Stock options	7	306	38	-
Restricted stock/Deferred stock units	-	-	-	-
Total effects of dilutive securities	7	306	38	-
Shares used in dilutive earnings per share calculation	40,333	41,094	40,354	40,723

The Company always maintained Startek's 2008 Equity Incentive Plan (see Note 10, "Share-based compensation" for more information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive securities
Stock options	2	48	-	2,077

6. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of September 30, 2022, based on the qualitative assessment, we concluded there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other exit-related costs, which are included in other accrued liabilities in our consolidated balance sheet. Changes during the nine months ended  September 30, 2022 and the year ended December 31, 2021

	Employee related	Facilities related	Total
Balance on December 31, 2021	480	155	635
Accruals/(reversal)	2,810	340	3,150
Payments	(2,747)	(495)	(3,242)
Balance as of September 30, 2022	$543	$-	$543

	Employee related	Facilities related	Total
Balance on December 31, 2020	-	25	25
Accruals/(reversal)	3,519	193	3,712
Payments	(3,039)	(63)	(3,102)
Balance on December 31, 2021	$480	$155	$635

Employee related

In 2022, the Company has closed few of its facilities in Argentina and Philippines, where we have terminated service of number of employees. We have recognized a provision for employee-related costs regarding the above termination. We expect to pay the remaining termination costs of $543 by the end of the fourth quarter of 2022.

Facility related

In 2022, the Company has recognized provision for the remaining costs associated with the lease that has been surrendered in Argentina. Termination costs relating to the lease have been fully paid during the third quarter of 2022.

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

As of September 30, 2022 and 2021, there were no derivative contract in effect.

	Gain (Loss) Recognized in AOCI, net of tax		Gain (loss) reclassified from AOCI into Income
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flow hedges
Foreign exchange contracts	$-	$-	$-	$8

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

As of  September 30, 2022 and December 31, 2021, there were no derivative assets and liabilities.

9. DEBT

The below table presents details of the Company's debt:

	September 30, 2022	December 31, 2021
Short term debt
Working capital facilities	4,721	3,611
Current portion of long term debt
Current maturity of term loan	20,625	4,125
Current maturity of equipment loan	1,685	1,682
Current maturity of finance lease obligations	43	434
Total	$27,074	9,852

Long term debt
Term loan, net of debt issuance costs	142,469	$158,543
Equipment loan	46	1,632
Total	$142,515	$160,175

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $32 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 3.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $4.7 million as of September 30, 2022.

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

In 2021, the Company incurred debt issuance costs of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortized debt issuance cost of the old term loan in interest expense, net in the consolidated statement of income (loss). Debt issuance costs paid to the Company’s counsel and other third parties of $2.8 million is being amortized over the period of the new term loan. The balance unamortized portion of such costs as of September 30, 2022, amounted to $1.9 million which has been netted off against long-term debt on the consolidated balance sheet.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of September 30, 2022, the Company was in compliance with all financial covenants.

Following table presents the changes in debt issuance cost during the nine months ended  September 30, 2022 and the year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Opening balance	2,332	2,670
Add: Debt issuance cost (refinancing of term loan)	-	11,269
Less: Expensed out (ASC 470 - extinguishment or modification)	-	(10,937)
Less: Amortization of debt issuance cost	(426)	(670)
Closing balance	1,906	2,332

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our management of working capital. The Company has factored receivables of $15.8 million and $21.6 million as of September 30, 2022 and December 31, 2021 under these agreements .

BMO Equipment Loan

On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets for $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019 and fully repaid in May 2022.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance the purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amount outstanding as of September 30, 2022 is $1.7 million.

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

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the Startek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the nine months ended September 30, 2022, was $1,213 and is included in selling, general and administrative expense. As of September 30, 2022, there was $2,730 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustments	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2021	(6,816)	(3,871)	(10,687)	(3,887)	(14,574)
Foreign currency translation	(7,090)	-	(7,090)	-	(7,090)
Reclassification to operations	-	-	-	-	-
Pension amortization	-	(146)	(146)	(397)	(543)
Balance at September 30, 2022	$(13,906)	$(4,017)	$(17,923)	$(4,284)	$(22,207)

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

We report our results of operations in six reportable segments, as follows:

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Middle East
e) Argentina & Peru
f) Rest of World

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Americas	39,444	54,743	126,811	203,348
India & Sri Lanka	27,888	29,471	82,112	75,032
Malaysia	11,357	12,721	34,068	41,502
Middle East	59,939	54,829	181,680	143,783
Argentina & Peru	9,269	9,758	26,895	27,060
Rest of World	15,238	11,265	46,527	34,163
Total	$163,135	$172,787	$498,093	$524,888

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating income (loss)
Americas	(230)	(5,070)	(2,865)	2,194
India & Sri Lanka	1,281	3,621	5,925	4,987
Malaysia	3,173	3,873	7,778	11,701
Middle East	4,793	7,086	11,197	15,836
Argentina & Peru	(614)	557	(3,883)	121
Rest of World	1,207	874	3,800	2,138
Segment operating income	9,610	10,941	21,952	36,977
Startek consolidation adjustments
Private offer transaction cost	(1,411)	-	(2,603)	-
Intangible amortization	(2,603)	(2,602)	(7,745)	(7,745)
Total operating income	$5,596	$8,339	$11,604	$29,232

A single client accounted for 16% and 19% of the consolidated total net revenue during the three months ended September 30, 2022 and 2021, respectively, and 18% each during the nine months ended September 30, 2022 and 2021.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As of	As of
	September 30, 2022	December 31, 2021
Property, plant and equipment, net
Americas	10,163	11,335
India & Sri Lanka	9,084	8,712
Malaysia	2,539	2,818
Middle East	3,893	7,461
Argentina & Peru	1,200	1,453
Rest of World	2,016	2,389
Total	$28,895	$34,168

Investment in Equity Accounted Investees

On February 25, 2021, the Company made a $25 million strategic investment in CSS Corp LP (“an Investment Limited Liability Partnership”), and the Company accounted this investment under the equity accounted investee method of accounting in accordance with ASC 323-30-S99-1. The CODM receives a partnership statement of CSS Corp LP on quarterly basis and evaluates the carrying value of the investment in equity accounted investees. The carrying value of investment as on September 30, 2022 is $35,810, Refer Note 14 "Investment in equity-accounted investees" for more details.

13.  LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Operating lease cost	$10,995	$6,022	$16,858	$19,310

Finance lease cost
Amortization of right-of-use assets	237	207	380	546
Interest on lease liabilities	8	13	68	45
Total finance lease cost	$245	$220	$448	$591

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	17,896	19,085
Operating cash flow from finance leases	68	45
Financing cash flows from finance leases	391	387

Right-of-use assets obtained in exchange for lease obligations
Operating leases	2,501	4,990
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2022	As of December 31, 2021
Operating leases
Operating lease right-of-use assets	$44,841	$63,012

Operating lease liabilities - Current	20,496	24,393
Operating lease liabilities - Non-current	28,176	44,263
Total operating lease liabilities	$48,672	$68,656

Finance Leases
Property and equipment, at cost	4,112	4,128
Accumulated depreciation	(3,867)	(3,641)
Property and equipment, at net	$245	$487

Finance lease liabilities - Current	43	434
Finance lease liabilities - Non-current	-	-
Total finance lease liabilities	$43	$434

Weighted average remaining lease term	As of September 30, 2022	As of December 31, 2021
Operating leases (in years)	3.14 years	3.58 years
Finance leases (in years)	0.00 years	0.00 years

Weighted average discount rate
Operating leases	6.9%	6.8%
Finance leases	0.0%	0.0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of September 30, 2022, to the finance and operating lease liabilities recorded on the Company’s balance sheet:

	Operating Leases	Finance Leases
Year ending December 31,
Remainder of 2022	5,986	43
2023	19,183	-
2024	15,180	-
2025	9,083	-
2026	2,620	-
Thereafter	2,101	-
Total lease payments	54,153	43
Less: Imputed interest	(5,481)	-
Total present value to lease liabilities	$48,672	$43

14.  INVESTMENT IN EQUITY-ACCOUNTED INVESTEES

Following are the entity wise details of equity-accounted investees:

	% of ownership interest		Carrying amount
Name of entity	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
a) CSS Corp LP	61.35%	61.35%	35,810	31,688
b) Immaterial associates			-	-
Carrying amount of investment in equity-accounted investees			35,810	31,688

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Aggregate amounts of the group’s share of income (loss) of equity-accounted investees	297	(46)	4,122	(1)

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

Summarized financial position
	September 30, 2022	December 31, 2021
Current assets	34	42
Non-current assets	58,447	51,690
Current and non-current liabilities	(111)	(80)
Net assets	58,370	51,652
	-	-
Company share in %	61.35%	61.35%
Company share	35,810	31,688
Carrying amount of investment in equity-accounted investee	35,810	31,688

Reconciliation to carrying amounts
	September 30, 2022	December 31, 2021
Opening net assets	31,688	-
Acquired during the year	-	25,000
Share of income of equity-accounted investees	4,122	6,688
Other comprehensive income	-	-
	35,810	31,688

Summarized statement of comprehensive income
	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue	-	-	-	-
Cost of services	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	(5)	(9)	(39)	(63)
Operating loss	(5)	(9)	(39)	(63)
Unrealised gain on investment	489	(67)	6,757	72
Net income (loss)	484	(76)	6,718	9
Other comprehensive income	-	-	-	-
Total comprehensive income (loss) for the period	484	(76)	6,718	9
Aggregate amounts of the Company share of income (loss) of equity-accounted investee at 61.35%	297	(46)	4,122	6

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

Aggregate share of loss of immaterial associates was nil and $7 for three months ended and nine months ended September 30, 2021, respectively.

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

During the nine months ended September 30, 2022, we repurchased an aggregate of 370,133 shares of our common stock under our repurchase plan at an average cost of $4.4 per share.

Stock repurchase activity during the nine months ended September 30, 2022 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
January 31, 2022	130,803	5.08	130,803	1,432,822
February 28, 2022	75,865	4.90	75,865	1,061,426
March 31, 2022	52,739	4.36	52,739	831,229
April 30, 2022	-	-	-	831,229
May 31, 2022	20,000	3.15	20,000	768,156
June 30, 2022	-	-	-	768,156
July 31, 2022	-	-	-	768,156
August 30, 2022	-	-	-	768,156
September 30, 2022	90,726	3.31	90,726	468,158
Total	370,133		370,133

1. Excludes broker commission.

16. PRIVATE OFFER TRANSACTION COST

On January 17, 2022, the Company announced that the board of directors has formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal, dated December 20, 2021, by CSP Management Limited (“CSP”) to acquire all outstanding shares of common stock of Startek that it does not already beneficially own for $5.40 in cash per share. On August 8, 2022, CSP issued a revised non-binding proposal to acquire all the shares of Startek for $4.65 per share in cash. The special committee has engaged legal and financial advisors to assist in its consideration of the proposal. The special committee has appointed Foros Securities LLC as a financial advisor in connection with private offer and the Company incurred total expenses of $1,411 and $2,603 during the three months and nine months ended September 30, 2022 which is included in selling, general and administrative expenses.

The committee had analyzed various factors such as forecast submitted by the Company, trading history of Startek stock, macroeconomic environment, etc. and determined that the proposed price at $4.65 is inadequate and not in the best interests of the shareholders of Startek. Further, on September 9, 2022, the special committee of its Board of Directors rejected the non-binding proposal by CSP. Since then, CSP has formally withdrawn their proposal and the special committee has been dissolved.

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than44,000 employees located across 36 delivery campuses in 13 countries. The Company services over 170 clients across a range of industries such as Banking and Financial Services, insurance, technology, telecom, healthcare, travel and hospitality, consumer goods, retail, media & cable, E-commerce and energy and utilities.

SIGNIFICANT DEVELOPMENTS

None.

RESULTS OF OPERATIONS — three months ended September 30, 2022 AND 2021

Revenue

Our gross revenues for the three months ended September 30, 2022 decreased by 5.7% to $163,135 as compared to $172,948 for the three months ended September 30, 2021.

Our net revenue for the quarter ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Revenues	163,135	172,948
Warrant contra revenue	-	(161)
Net revenue	$163,135	$172,787

Our net revenues adjusted for warrant contra revenue for the three months ended September 30, 2022 decreased to $163,135 compared to $172,787 for the three months ended September 30, 2021.

The breakdown of our net revenues from various segments for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022	2021
Americas	39,444	54,743
India & Sri Lanka	27,888	29,471
Malaysia	11,357	12,721
Middle East	59,939	54,829
Argentina & Peru	9,269	9,758
Rest of World	15,238	11,265
Total	163,135	172,787

The decline in revenue in the Americas region is primarily due to the termination of operations with one of our clients in the media vertical that insourced its operations over the last two quarters. Revenue in the current period was also impacted as some of our clients offshored operations to our nearshore centers to lower cost of operations. We continue to see higher volumes with clients in the telecom and retail verticals.

Revenue decrease in India and Sri Lanka region was due to strengthening of US Dollar against Indian Rupee. We saw an increase in year-on-year revenue in constant currency terms.

Revenue in Malaysia saw a decline due to the termination of the contract with the e-commerce client that happened at the end of fiscal 2021. We continue to grow operations across clients delivered out of Malaysia. Our operations with travel client delivered out of Malaysia continues to see strong revival in demand as many countries in the Asia pacific region are relaxing travel restrictions.

Our operation in the Middle East continues to deliver strong revenue growth at the back of scaling up of new clients won during the last year and the current year.

Our revenue in the Rest of World was higher due to continuous ramp-ups with our clients in South Africa and Australia.

The breakdown of our net revenues from various industry verticals for three months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021

Verticals:
Telecom	57,819	56,676	35%	33%
E-commerce & Consumer	20,589	22,434	13%	13%
Financial & Business Services	18,013	17,161	11%	10%
Media & Cable	12,269	22,863	8%	13%
Travel & Hospitality	14,228	12,027	9%	7%
Healthcare & Education	7,522	15,315	5%	9%
Technology, IT & Related Services	4,308	5,125	3%	3%
Other verticals	28,387	21,347	17%	12%
Gross revenue	163,135	172,948
Less: Warrant contra revenue	-	(161)
Net revenue	163,135	172,787

Growth in telecom vertical was driven by continuing ramps with our existing telecom clients across US and South Africa.

The Financial & Business services vertical continues to perform strongly as we strengthen our partnership with key clients in these verticals.

We continue to see year-on-year and sequential improvement in volume in the travel and hospitality sector as activity in these verticals trend to normalize to pre-COVID levels.

Decline in revenues from the Media vertical was led by change in strategy with a key client who insourced part of their CX activities earlier this year.

A contract was terminated in 2021 by one of our clients from the e-commerce vertical which led to year-on -year decline in revenues from this vertical. We continue to expand our wallet share within our other clients in this vertical as we deploy customized solutions to them.

Decline in revenue in the Healthcare & Education is primarily due to one-off COVID vaccination support program that the Company delivered in the previous period.

Others include contracts with public sector enterprises and government entities where we have seen an increase in revenues from existing and new contracts.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue decreased to 85.8% for the three months ended September 30, 2022 compared to 87.5% for the three months ended September 30, 2021. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 75.5%, 3.9%, and 4.8% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Three Months Ended September 30,
	2022	2021
Employee benefit expenses	105,696	114,468
Rent expense	5,416	7,074
Depreciation and amortization	6,669	6,394
Other	22,237	23,328
Total	$140,018	$151,264

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 64.8% for the current period as compared to 66.2% for the previous period. This decrease was primarily driven by change in geography mix with higher revenues accruing from offshore and near shore delivery that have higher margins.

Rent expense: Rent expense as a percentage of revenue decreased to 3.3% for the current period as compared to 4.1% for the previous period. The decrease is driven by rationalization of brick-and-mortar sites across geographies as operations moved to our work from home model.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period marginally increased at 4.1% as compared to 3.7% for the previous period. The increase was due to a lower revenue base in the current period relative to the previous period.

Other expenses include recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased marginally to 13.6% from 13.5%. The decline in absolute amount reflects cost optimization efforts taken across cost categories the savings from which was deployed in higher travel costs as we revert back to in-person client meetings and site visits.

As a result, gross profit as a percentage of revenue for the current period increased to 14.2% as compared to 12.5% for the previous period.

	Three Months Ended September 30,
	2022	2021
Gross revenue	163,135	172,948
Warrant contra revenue	-	(161)
Net revenue	163,135	172,787
Cost of services	140,018	151,264
Gross profit	$23,117	$21,523
Gross margin	14.2%	12.5%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 7.6% in the previous period to 10.1% in the current period. The increase in SG&A expenses was driven by investments made by the Company in its sales, marketing, and digital efforts. The SG&A costs for the current period include $1,411 incurred towards the take private transaction.

Impairment losses and restructuring/exit cost, net

Impairment losses and restructuring costs, net totaled $998 for the current period as compared to $85 for the previous period. The restructuring cost during the quarter include $960 towards the restructuring exercise underway in Argentina.

Interest expense, net, and other income

Interest expense, net, and other income totaled $2,767 for the current period as compared to $2,236 for the previous period. The increase in interest expense was due to an increase in global rates and yields.

Income tax expense

Income tax expense for the current period was $1,838 compared to $2,402 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

RESULTS OF OPERATIONS — Nine months ended September 30, 2022 AND 2021

Revenue

Our gross revenues for the nine months ended September 30, 2022 decreased by 5.3% to $498,093 as compared to $525,879 for the nine months ended September 30, 2021.

Our net revenue for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revenues	498,093	525,879
Warrant contra revenue	-	(991)
Net revenue	$498,093	$524,888

Our net revenues adjusted for warrant contra revenue for the nine months ended September 30, 2022 decreased to $498,093 compared to $524,888 for the nine months ended September 30, 2021.

The breakdown of our net revenues from various segments for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
Americas	126,811	203,348
India & Sri Lanka	82,112	75,032
Malaysia	34,068	41,502
Middle East	181,680	143,783
Argentina & Peru	26,895	27,060
Rest of World	46,527	34,163
Total	498,093	524,888

The decline in revenue in the Americas region is primarily due to high base impact in the previous year. Revenue in the previous period included short term government program relating to COVID vaccination that did not continue in the current year. The revenue decline was also driven by the termination of operations with one of our e-commerce clients and insourcing of operations by a client in the media vertical. This decline is partly offset by an increase in revenues from other clients primarily in the telecom and retail verticals.

Revenue growth in India and Sri Lanka region was driven by continuing ramp-up in operations with some of the largest digital native clients in this region. Our international operations delivered out of India also grew during the current period. Revenue in the current period was also negatively impacted due to appreciation of US Dollar relative to Indian Rupee.

Revenue in Malaysia saw a decline due to the termination of the contract with the e-commerce client at the end of the last fiscal year. Our operations with travel client delivered out of Malaysia saw a strong revival in demand.

Our operation in the Middle East saw continuity of government programs that was won during the Pandemic. The Company also secured new clients which continue to ramp up in the current year.

Our revenue in the Rest of World was higher due to ramp-ups with our clients in South Africa and Australia.

The breakdown of our net revenues from various industry verticals for nine months ended September 30, 2022 and 2021 is as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Verticals:
Telecom	174,565	161,961	35%	31%
E-commerce & Consumer	59,966	74,757	12%	14%
Financial & Business Services	52,312	48,374	11%	9%
Media & Cable	45,139	72,435	9%	14%
Travel & Hospitality	41,238	33,066	8%	6%
Healthcare & Education	26,348	73,020	5%	14%
Technology, IT & Related Services	14,765	15,064	3%	3%
Other verticals	83,760	47,202	17%	9%
Gross revenue	498,093	525,879
Less: Warrant contra revenue	-	(991)
Net revenue	498,093	524,888

Growth in telecom vertical was driven by continuing ramp with our existing telecom clients across US and South Africa.

The Financial & Business services vertical continues to perform strongly as we strengthen our partnership with key clients in these verticals.

We continue to see year-on-year and sequential improvement in volume in the travel and hospitality sector as activity in these verticals trend to normalize to pre-COVID levels.

The decline in revenues from the Media vertical was led by change in strategy with a key client who insourced part of their CX activities earlier this year.

A contract was terminated in 2021 by one of our clients from the e-commerce vertical which led to year-on -year decline in revenues from this vertical. The decline in revenue was partially offset by new wins and expansion with our other clients in the e-commerce vertical.

Decline in revenue in the Healthcare & Education is primarily due to one-off COVID vaccination support program that the Company delivered in the previous period.

Others include contracts with public sector enterprises and government entities where we have seen an increase in revenues from existing and new contracts.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue increased to 87.8% for the nine months ended September 30, 2022 compared to 86.5% for the nine months ended September 30, 2021. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 75.1%, 3.8%, and 4.5% of the total cost of services, respectively.

The breakdown of the cost of services is listed in the table below:

	Nine Months Ended September 30,
	2022	2021
Employee Benefit Expenses	$328,418	$345,349
Rent expense	16,748	22,031
Depreciation and amortization	19,460	18,709
Other	72,566	68,035
Total	$437,192	$454,124

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 65.9% for the current period as compared to 65.8% for the previous period. This increase was primarily driven by inflation-led wage increases implemented in the fourth quarter of 2021 and first quarter of 2022. The increase in costs was partially offset due to change in delivery mix with an increase in nearshore and offshore delivery.

Rent expense: Rent expense as a percentage of revenue decreased to 3.4% for the current period as compared to 4.2% for the previous period. The decline was driven by rationalization of some brick-and-mortar facilities across geographies as operations moved to our work from home model.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period marginally increased at 3.9% as compared to 3.6% for the previous period. The increase was due to a lower revenue base in the current period relative to the previous period.

Other expenses include recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased to 14.6% from 13.0%. This increase is majorly on account of increase in outsourcing cost for the current period, which includes certain cost for delivery of technology services to one of our clients in the Middle East.

As a result, gross profit as a percentage of revenue for the current period decreased to 12.2% as compared to 13.5% for the previous period.

	Nine Months Ended September 30,
	2022	2021
Gross revenue	498,093	525,879
Warrant contra revenue	-	(991)
Net revenue	498,093	524,888
Cost of services	437,192	454,124
Gross profit	$60,901	$70,764
Gross margin	12.2%	13.5%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 7.5% in the previous period to 9.3% in the current period. The increase was due to the investments made by the Company to strengthen sales, marketing, and digital verticals. The company also increased investments in upgrading our technology infrastructure, particularly related to security and cybersecurity aspects. The SG&A costs for the current period include $2,603 incurred towards the take private transaction.

Impairment losses and restructuring/exit cost, net

Impairment losses and restructuring costs, net totaled $3,150 for the current period as compared to $1,964 for the previous period. The restructuring cost during the nine months include $3,010 towards the restructuring exercise underway in Argentina.

Interest expense, net, and other income

Interest expense, net, and other income totaled $5,844 for the current period as compared to $18,489 for the previous period. The expense for the previous period included $11,269 towards the refinancing of debt undertaken in February 2021. Adjusting for the cost of refinancing, the interest expense increased year-on-year due to an increase in global rates and yields.

Income tax expense

Income tax expense for the current period was $5,354 compared to $9,397 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

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

Cash and cash equivalents and restricted cash

As of September 30, 2022, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries increased by $5,935 to $61,331 compared to $55,396 as of December 31, 2021. The restricted cash balance as of September 30, 2022 stood at $9,628 as compared to $7,456 as of December 31, 2021. The restricted cash pertains to the debt service reserve account (DSRA) that we have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the nine months ended September 30, 2022 and 2021 we reported net cash provided by operating activities of $21,324 and $31,032, respectively. The decrease in net cash flows from operating activities was driven by decrease in non-cash reconciling items such as deferred tax expense, depreciation and amortization and warrant contra revenue of $17,840. This was partially offset by a net decrease of $4,341 in net working capital requirements and increase of $3,791 in net income.

Cash flows used in investing activities

For the nine months ended September 30, 2022, and 2021, we reported net cash used in investing activities of $(10,994) and $(41,256) respectively. Net cash used in investing activities for current periods primarily towards capital expenditure while the amount for the previous period includes $25,000 towards the investment in CSS Corp and $3,000 towards payment of call option premium.

Cash flows from financing activities

For the nine months ended September 30, 2022 and 2021 we reported net cash flows (used in) and provided by financing activities of $(1,962) and $24,091, respectively. During the nine months ended September 30, 2021 our net borrowings increased mainly due to refinancing of senior term debt completed during the period. During the nine months ended September 30, 2022, the Company repurchased an aggregate of 370,133 shares amounting to $1,636.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting:

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the nine months ended September 30, 2022, we repurchased an aggregate of 370,133 shares of our common stock under our repurchase plan at an average cost of $4.4 per share.

Stock repurchase activity during the nine months ended September 30, 2022 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
January 31, 2022	130,803	5.08	130,803	1,432,822
February 28, 2022	75,865	4.90	75,865	1,061,426
March 31, 2022	52,739	4.36	52,739	831,229
April 30, 2022	-	-	-	831,229
May 31, 2022	20,000	3.15	20,000	768,156
June 30, 2022	-	-	-	768,156
July 31, 2022	-	-	-	768,156
August 30, 2022	-	-	-	768,156
September 30, 2022	90,726	3.31	90,726	468,158
Total	370,133		370,133

(1) Excludes broker commission

Additional information regarding the Company’s repurchases of common stock during the nine months ended September 30, 2022 is set forth in Note 15 to the accompanying consolidated financial statements which is incorporated by reference into this Item 2.

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
101*

The following materials are formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Bharat Rao	Date: November 8, 2022
Bharat Rao
Chief Executive Officer

By:	/s/ Nishit Shah	Date: November 8, 2022
Nishit Shah
Chief Financial Officer