Form 10-K
period 2022-12-31
Startek, Inc.
filed 2023-03-28
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐  No☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2022 was approximately $49.46 million. As of March 20, 2023, there were 40,288,461 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

2022 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Startek, Inc. (“Startek”, the Company”, “we”, “our” or “us”) is a global customer experience (CX) solution provider supporting some of the world’s most iconic brands across a variety of markets. Operating under the Startek and Aegis brands, we enable enterprises to create human-centered relationships with their end customers, transform CX and accelerate digital and artificial intelligence (AI) enablement across touchpoints and channels. We do this through CX and analytics services, technology-led innovation, engagement solutions, and a complete range of services that support the customer life cycle management (CLM) process. Our solutions are supported by over 33,000 employees, delivering services in 11 countries. Each day, our CX experts work together to deliver personalized, meaningful brand-led experiences.

The Company was founded in 1987, centered on supply chain management services, including packaging, fulfillment, marketing support, and logistics services. After our initial public offering on June 19, 1997, we increasingly focused on operating customer care contact centers and grew to include our current suite of CX offerings. To remain strategically competitive while expanding our reach with new and existing clients, we acquired several companies from 2013 to 2015. On July 20, 2018, the Company acquired CSP Alpha Midco Pte Ltd, a Singapore private limited company (Aegis), which resulted in CSP Alpha Holdings Parent Pte Ltd, a Singapore private limited company (Capital Square Partners or CSP) owning a majority of the Company's outstanding shares. Capital Square Partners, a Singapore-based private equity fund, owns approximately 56% of our outstanding shares. The combination greatly improved our competitive position in the market by providing us with access to many of the world’s most rapidly growing markets, offering services in many languages, offering a strong footprint and a foundation of operational excellence capabilities and industry best practices.

We offer CX solutions across industries with tailored expertise in the cable and media, telecom, e-commerce and consumer, healthcare and education, technology and related service, financial and business services, travel and hospitality, and utilities sectors. We serve over 140 clients globally, many of whom are industry leaders in their respective verticals and geographies. We understand the industries in which our clients operate and the unique challenges they face, we also understand the culture of the business or geography within which our services are delivered. We believe our knowledge of best practices across different industries coupled with an understanding of the solutions that can be implemented in the context of our clients’ operating environments, enables us to improve processes and performance metrics driving measurable results that differentiate our clients from their competitors. The trust and confidence that our clients have in us are underscored by the long relationships we enjoy with many of our key clients; we have worked with our top five clients for more than nine years on average. We hold the distinction of being a global company with a local approach, one that allows our customers to realize efficiencies by blending onshore, nearshore, and offshore service delivery. Our global capabilities enable us to build customized experiences across cultures and continents.

During the year, the Company has classified Middle East and Argentina operations as 'Held for Sale and Discontinued Operations' and accordingly discussions in the Business section pertains to continuing operations of the Company.

Service Offerings

Startek offers a broad range of CX, technology and back-office support solutions designed to enable our clients to gain a competitive advantage by transforming their operations. Our solutions are highly configurable, insight-driven, technology-led and vertical-specific and are built to meet each client’s unique needs.

Customer Engagement

To outpace others in their fields, our clients' must constantly find ways to stand apart. For leading brands, CX is an increasingly important differentiator. Our clients rely on Startek to devise and deliver experiences that meet and exceed customer needs, building long-term relationships. We are experts in combining people, data and technology to deliver omnichannel solutions that enable the delivery of world-class experiences across both live and automated channels.

Omnichannel Engagement

Today, customers expect fast, 24/7, personalized experiences through analytics, we enable our clients to understand the customer journey and identify the touchpoints that are ideal for automation while also highlighting those moments that include high emotional effort where the empathy of human-to-human interaction is essential. Combining voice and non-voice live agent contacts with digital interactions in a single 360-degree customer view, Startek enables seamless, personalized omnichannel CX.

Social Media

From brand building to social commerce, an effective social media presence is a must for brands across the globe. We design and power intelligent social media support solutions that integrate across channels. Recognized as a leader in social media CX, we enable our clients to build social media communities that are performance-driven, brand-aligned and drive loyalty. Our approach is underpinned by our award-winning proprietary platform, Startek LISA, that tracks and monitors social conversation threads across numerous niche digital streams and enables clients to derive actionable intelligence and opportunities. As a trusted partner, we work with brands from inception to maturity ensuring our clients realize true value by creating experiences and business outcomes that meet their needs and exceed their expectations.

Customer Intelligence Analytics

A digitally-driven, customer-centric and data-filled world requires intelligent decision-making. That means leveraging data, next-gen technologies and capabilities. It can be hard for organizations to uncover the insights hidden in their unstructured data. As CX solutions providers, Startek understands the value of the insights revealed by analytics. We leverage the latest technology to shape relationships, scale businesses, predict behaviors, segment customers and augment CX. This translates consumer insights and big data into initiatives that drive transformation and above-market growth.

Work from Home

Volatile market conditions, shortage of talent and unprecedented challenges have driven widespread adoption of work from home (WFH) CX delivery. Our approach is unique because it is highly secure, highly compliant and highly flexible. We leverage a cloud-enabled virtual desktop for our agents with a bring your own device (BYOD) approach. A virtual command center, consisting of functional and business leaders is always on to enable real-time monitoring of business continuity across geographies. Data security is one of our strongest assets, we make use of AI-enabled applications that activate alerts, conduct monitoring, offer facial detection systems, watermark and mask secure content, making our clients' businesses more resilient and agile. We retain client confidence with our proven, secure and compliant WFH technologies, deepening our clients’ connection with their customers through digital, contactless customer communication.

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

Back Office Services

Enhancing a customer-centric approach to relationships while maximizing operating efficiencies, we support clients through finance and accounting services, human resource processing services, data management and spend management services. These back-office services are designed to help our clients achieve their business objectives by automating repetitive processes and aligning human capital with business goals.

Our Clients

We develop long-term relationships with global corporations and medium-sized enterprises across the globe whose business complexities and customer focus require a strategic partner capable of quickly and globally scaling the tools, technology and talent needed to deliver world-class CX. We provide these services to clients from our delivery campuses across North America, South America, Africa, Asia, and Australia.

As of December 31, 2022, we have a diverse client base of more than 140 clients across a variety of verticals, including Fortune 500 companies and disruptive start-ups. We are focused on the continued diversification of our client portfolio, targeting high-growth verticals such as retail and e-commerce, travel and hospitality, financial and business services and exploring emerging opportunities in healthcare and education. Our revenue for the year ended December 31, 2022, by industry served were as follows:

Year Ended December 31, 2022
Telecom	26%
E-commerce & Consumer	20%
Financial & Business Services	14%
Media & Cable	13%
Travel & Hospitality	13%
Healthcare & Education	8%
Technology, IT & Related Services	3%
Other verticals	3%

During the year ended, December 31, 2022, our largest client, top five and ten clients represented 10%, 36% and 54% of total revenue, respectively. Master Service Agreements (MSAs) cover all our work for each client and are typically multi-year contracts that may or may not include auto-renewal provisions. Although they typically do not include contractual minimum volumes and can generally be terminated by the client without penalty upon prior written notice, our relationships with our top five clients have averaged around nine years, including multiple contract renewals for several of these clients.

Our clients’ CX needs continue to evolve and expand beyond basic order processing or first-tier contacts to handling complex issues that require advanced problem-solving skills and an in-depth understanding of their customers as well as a need to devise the most appropriate solutions to deliver personalized experiences and build a highly qualified talent pool able to deliver empathy-led CX.

Clients are increasingly seeking out solutions providers with the ability to effectively combine people, data and technology for the best combination of CX and cost efficiency. As such, our focus on attracting and retaining talent, leveraging the latest technology to deliver innovative solutions and the effectiveness of insights gained through the application of analytics, ensures we are a preferred partner for leading brands around the globe.

Key Competitive Differentiators

Our client base is predominantly comprised of leading global and regional brands. We believe our international footprint, world-class technology and human capital solutions are ideally suited for these clients. These brands increasingly seek CX partners who embrace customer-centricity and are capable of driving the innovation agenda to transform their CX delivery. With economic uncertainty driving organizations to consider how they can be more efficient while also continuing to build long-term customer relationships, we believe that our insights and analytics, technology-led innovation and customizable CX solutions differentiate us in the market place and position us for growth. Additionally, we believe our innovative human capital strategies and operational best practices represent key competitive advantages. The successful execution of our principal corporate strategies depends on our competitive strengths, which are briefly described below:

Scale and Global Footprint

We are a truly global business with global clients, global management teams, global best practices and global thinking. Our vast footprint provides clients with access to some of the world’s most rapidly growing markets and multilingual centers while our global approach ensures the institutionalization of operational best practices consistently across the globe. Our scale, breadth and capabilities support clients with global business requirements by providing CX services in the country, in location with close geographic proximity or an offshore location based on their needs.

Customer Experience and Design

Our digital approaches build differentiated CX every step of the way in order to build brand loyalty and lifetime value. We design and deliver CX solutions through an integrated omnichannel customer contact management offering. Our primary focus is enabling brands to devise contact strategies that maximize the benefits of each channel, reducing customer effort and increasing ease of use.

Customer Lifecycle Management

Understanding the lifetime view of the client or customer is key in obtaining enhanced value. From initial lead to building long-term brand loyalty, we enable our clients to build more meaningful relationships with their customers as part of an ongoing relationship. We offer cradle-to-grave multilingual solutions across the customer life cycle and fulfillment across digitally enabled multilingual channels. From data-driven insights, attracting and retaining customers to converting sales, we enable clients to deliver personalized one-to-one experiences.

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

Technological Excellence: a Serious Approach to Digital

We believe that Startek provides clients with unmatched infrastructure stability. We utilize a combination of industry best practices, internally developed tools and a globally distributed team of engineers and support staff to centralize and standardize our worldwide delivery capabilities. This architecture enables us to deliver improved scalability and quality of delivery for our clients while lowering capital requirements and information technology operating costs. Through automation and machine learning, we seamlessly identify faults in third-party applications and route around or drive repair. The stability of our infrastructure allows us to provide seamless contact delivery while also focusing on developing and delivering new, innovative offerings, including chatbots, AI and neurolinguistic programming. Our IT solutions are not only technologically sound, but they also embody the principles of human communication science to ensure a more interactive experience for our clients’ customers.

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

Human Capital

We have more than 30 years’ experience managing global talent and offer a consistent, scalable and flexible workforce that is passionate about delivering the world-class CX while meeting or exceeding our clients’ key business objectives. We consistently invest in forward-thinking strategies to attract, develop, reward and retain top talent across our global enterprise. Our talent management processes are based on the latest strategies in the field of human capital management and are designed to create a progressive workplace where employees thrive in a culture of empowerment, inclusion, and diversity. We place a high emphasis on diversity and inclusivity – using our award-winning six-dimensional framework which helps us hire top talent from new sources and drives superior performance, reduced turnover and enhanced levels of engagement.

We recognize our associates as central to our success and provide them with learning opportunities, multicultural exposure, international work opportunities, and multiple career paths. As of December 31, 2022, we employ approximately 33,000 employees in 11 countries. Approximately 96% of our employees are located outside the U.S. We consider our employee relations to be good.

Strategy

We are committed to creating value for our customers, opportunity for our people and profitable growth for our shareholders. We believe we have a built a strong foundation for our success and we continue to realize synergies, revenue growth and operating efficiencies as a result of bringing the two businesses together. To that end, we will continue:

•	Growing deeper, more strategic relationships with our existing global client base through our broader delivery capabilities and expanded suites of solutions
•	Using our expertise in cable, media and telecom; travel and hospitality and retail and e-commerce to further expand our market share within these industries in the U.S. market
•	Pursuing new clients in high growth industries that are committed to differentiation through customer-centricity
•	Improving our market position by becoming the leader in CX management services
•	Improving profitability through operational improvements, increased utilization, and higher-margin accounts
•	Expanding our global delivery platform to meet our clients' needs
•	Broadening our service offerings through more innovative, technology-enabled, and value-added solutions
•	Attracting and retaining a high performing, motivated and diverse workforce, capable of handling increasingly more complex customer issues

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

Industry

The industry is evolving to include key strategic elements beyond traditional contact centers and now includes CX consulting and digital CX services. Despite ongoing market consolidation through multiple mergers and acquisitions, this expanded scope of services driven by the digital CX needs of enterprises is likely to increase the market attractiveness for not only incumbent players but also for new providers with differentiated digital CX capabilities, according to industry research firm Everest Group.

Competition

The global customer experience management (CXM) market in which we operate is competitive. While many companies provide customer engagement solutions and services, we believe no single company is dominant in the industry. The industry itself continues to consolidate but remains very fragmented with the five largest competitors combined capturing less than 20% of the global market.

Our competitors vary by geography and business segment, and range from large, multinational corporations to smaller, narrowly focused enterprises. Across our lines of business, the principal competitive factors include client relationships, technology, and process innovation, integrated solutions, operational performance and efficiencies, pricing, and financial strength. We primarily compete with in-house customer management operations and other companies that provide CX management, including Alorica, Concentrix, Sitel Group, TTEC, Teleperformance, and Transcom, among others. We also compete with smaller, specialized companies and divisions of multinational companies such as Accenture, Conduent, Infosys, Tech Mahindra, and Wipro, among others.

Many of these competitors are significantly larger than Startek in revenue, income, number of contact centers and customer service agents, number of product offerings and market capitalization. While Startek is smaller than many of our competitors, our focus, scale and ability to add value to our clients' businesses put us in an enviable position. Everest Group, for example, recently counted Startek among only 14 providers with the capabilities necessary to effectively support global CX delivery. Clients often select Startek to challenge larger players in the CXM space because they want more innovation, flexibility and speed to market.

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

CORPORATE INFORMATION

Our principal executive offices are located at 4610, South Ulster Street, Suite 150, Denver, Colorado - 80237. Our telephone number is (303) 262-4500. Our website address is www.startek.com. Our stock currently trades on the New York Stock Exchange (NYSE) under the symbol SRT.

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

During the year ended, December 31, 2022, our largest client, top five and ten clients represented 10%, 36% and 54% of total revenue, respectively. Any loss of business from any major client could reduce our revenue and significantly harm our business.

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

A substantial portion of our clients is concentrated in the telecom industry. During the year ended December 31, 2022, we derived 26% of our total revenues from the telecommunication industry. We expect to continue to experience volatility with regard to call volumes within our telecom client base in 2023. The shift in client demand from voice-based solutions toward digital CX solutions may increase as digital solutions become more effective at resolving customers’ needs. This may lower the demand for our voice-based services or impact the prices that we can obtain for our services, and this may adversely affect our revenues and profitability. A reduction in the amount of business we receive from our clients could also result in stranded capacity and costs and adversely affect our business, results of operations, and financial condition.

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

We have a joint venture with a large telecom operator in the Kingdom of Saudi Arabia. On January 11, 2023, we entered into a definitive Sale and Purchase Agreement pursuant to which we will sell our interest in such joint venture to Arabian Internet and Communications Services Company (Solutions). The sale of such joint venture interest is subject to customary closing conditions, and it is anticipated that the closing of the transactions will occur during the second quarter of 2023.  The contemplated sale may not close on the timeframe anticipated or at all.  If such transaction were not to occur, it could significantly hamper our operations in the Kingdom of Saudi Arabia and could have a significant adverse impact on the consolidated results of our operations. (Refer note 3A to financial statements for more details).

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

During the current year, the Company recognized goodwill impairment of $8.05 million. This was triggered by the increase in WACC assumption. The steep increase in risk free rates and interest rates in the past few quarters have led to a sharp increase in WACC assumptions.

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

We are also a party to various labor disputes and potential disputes. If our provisions for any of our labor claims are insufficient or the claims against us rise significantly in the future, this could have a material adverse effect on our business, financial condition, results of operations, and prospects. (Refer to Note 3B to financial statements for more details).

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

Some of the countries we have a presence in have experienced inflation and volatility in the past and some Latin American countries, such as Argentina, had been classified as hyperinflationary economies. While inflation may not have a significant effect on the profit and loss of a local subsidiary itself, depreciation of the local currency against the U.S. dollar would reduce the value of the dividends payable to us from our operating companies. We report our financial results in U.S. dollars and our results of operations would be adversely affected if these local currencies depreciate significantly against the U.S. dollar, which may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. dollars from local currencies at the period end exchange rate and income and cash flow statements at average exchange rates for the year.

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

As of December 31, 2022, we had total indebtedness of $176 million. Our level of indebtedness may have significant negative effects on our future operations, including:

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

In addition, we are exposed to adverse changes in our key clients’ payment policies, which could have a material adverse impact on our ability to fund our working capital needs. During the year ended December 31, 2022, our average days' sales outstanding (DSO) was approximately 45 days. If our key clients implement policies that extend the payment terms of our invoices, our working capital levels could be adversely affected, and our finance costs may increase. If we are unable to fund our working capital requirements, access financing at competitive prices, or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations, and prospects could be adversely affected.

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

The Company experienced a cyberattack by a threat actor in 2021. We were able to successfully mitigate the operational and financial damages of such attack and were able to recover a substantial part of the liability from our insurance coverage. During 2022, there were no major incidents experienced by the Company. However, there is no assurance that there may not be a material adverse effect in the future. Although we maintain cyber liability insurance, such insurance may not adequately or timely compensate us for all losses we may incur as any of our client contracts do not contain limitations of liability for such losses.

Our foreign operations are subject to social, political, and economic risks that differ from those in the U.S.

We conduct a significant portion of our business and employ a substantial number of people outside of the U.S. During the year ended December 31, 2022, we generated approximately 87% or $334 million of our revenue from operations outside the U.S. Circumstances and developments related to foreign operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

During the year ended December 31, 2022, our Argentina operations accounted for 4.7% of our total revenue. Argentina has been facing economic difficulty for the past several years. Since 2015, the Argentine economy has experienced a recession, as well as a political and social crisis, and the significant depreciation of the Argentine peso against major international currencies. Depending on the relative impact of other variables affecting our operations, including technological changes, inflation, gross domestic product (GDP) growth, and regulatory changes, the continued depreciation of the Argentine peso may have a negative impact on our business in Argentina.

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

Capital Square Partners (CSP), a Singapore-based private equity fund, is our principal shareholder following the combination of Aegis and the Company. CSP owns approximately 56% of our outstanding stock. The Stockholders Agreement dated July 20, 2018, gives CSP the right to appoint a majority directors on our Board of Directors including the Chairman of the Board of Directors. As of December 31, 2022, there are four Directors appointed by CSP, including the Executive Chairman and CEO out of eight directors on the Board.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2022, we have operating centers in the following countries, containing in the aggregate approximately 1,804 thousand square feet:

Country	Number of Facilities	Total (Thousand Sq. Ft.)
US	4	175
Philippines	3	159
Honduras	2	191
Caribbean	1	65
India	14	889
Malaysia	2	125
Sri Lanka	2	28
Peru	1	19
South Africa	3	110
Australia	1	43
Total	33	1,804

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

HOLDERS OF COMMON STOCK

As of March 20, 2023, there were approximately 24 record holders and 40,288,461 shares of common stock outstanding. See Item 1A. “Risk Factors,” set forth in this Form 10-K for a discussion of risks related to control that may be exercised over us by our principal stockholders.

DIVIDEND POLICY

On January 22, 2007, our board of directors announced it would not declare a quarterly dividend on our common stock in the first quarter of 2007 and did not expect to declare dividends in the near future, making the dividend paid in November 2006 as the last dividend paid. We plan to invest in growth initiatives and pay down debt in lieu of paying dividends.

STOCK REPURCHASE PROGRAM

In 2004, the Company announced the “Repurchase plan” that authorized the Company to repurchase up-to $ 25 million of common stock. The program will remain in effect until the same is terminated by the Board of Director’s and will allow the Company to repurchase common stock from time to time on the open market either via block trades or privately negotiated transactions or by other means in accordance with federal securities laws, including Rule 10b5-1 programs or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the Board of Directors and will depend on market conditions and other factors. Pursuant to the Board of Directors (BOD) meeting held on August 26, 2021, the Board of Director’s approved the Company to carry out a stock repurchase in line with 2004 “Repurchase plan’ up-to $ 2 million. Further in board meeting held on December 14, 2021, the Board of Director’s approved additional $2 million towards a stock repurchase plan.

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock, other corporate considerations and management’s determination as to the appropriate use of our cash.

During the year, the Company repurchased an aggregate of 426,455 shares of our common stock under our repurchase plan at an average cost of $4.29 per share.

Share repurchase activity during the year ended December 31, 2022 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
January 31, 2022	130,803	5.08	130,803	1,432,822
February 28, 2022	75,865	4.90	75,865	1,061,426
March 31, 2022	52,739	4.36	52,739	831,229
April 30, 2022	-	-	-	831,229
May 31, 2022	20,000	3.15	20,000	768,156
June 30, 2022	-	-	-	768,156
July 30, 2022	-	-	-	768,156
August 31, 2022	-	-	-	768,156
September 30, 2022	90,726	3.31	90,726	468,158
October 31, 2022	29,586	3.61	29,586	361,476
November 30, 2022	26,726	3.49	26,726	268,158
December 31, 2022	-	-	-	268,158
Total	426,445		426,445

(1) Excludes broker commission.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements included elsewhere in this annual report.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled customer experience (CX) solutions. The Company provides omnichannel CX, digital transformation, and technology services to some of the world’s leading brands. Startek is committed to impacting clients’ business outcomes by focusing on enhancing CX and digital enablement across all touch points and channels. Startek has more than 33,000 employees delivering services in 11 countries. The Company services over 140 clients across a range of industries such as banking and financial services, insurance, technology, telecoms, healthcare, travel and hospitality, consumer goods, retail and energy and utilities.

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

SIGNIFICANT DEVELOPMENTS

Share Repurchase

During the year, the Company undertook share repurchases under a previously announced and approved Repurchase Plan. During the year, the Company repurchased an aggregate of 426,445 shares of our common stock under our repurchase plan at an average cost of $4.29 per share. The Company believes its liquidity position is strong and will continuously evaluate opportunities to continue with share repurchases in the future.

Private Offer

On January 17, 2022, the Company announced that the Board of Directors formed a special committee of independent directors that was authorized, among other things, to evaluate the non-binding proposal, dated December 20, 2021, by CSP Management Limited (“CSP”) to acquire all outstanding shares of common stock of Startek that it does not already beneficially own for $5.40 in cash per share. On August 8, 2022, CSP issued a revised non-binding proposal to acquire all the shares of Startek for $4.65 per share in cash. The special committee engaged legal and financial advisors to assist in its consideration of the proposal. The special committee appointed Foros Securities LLC as a financial advisor in connection with private offer.

The committee had analyzed various factors such as forecast submitted by the Company, trading history of Startek stock, macroeconomic environment, etc. and determined that the proposed price at $4.65 is inadequate and not in the best interests of the shareholders of Startek. Further, on September 9, 2022, the special committee rejected the non-binding proposal by CSP. Since then, CSP has formally withdrawn their proposal and the special committee has been dissolved. The Company incurred total expenses of $2,867 in relation to the private offer during the year ended December 31, 2022, which is included in selling, general and administrative expenses.

Key Matters Pertaining to Subsidiaries and Equity Accounted Investees

Strategic Divestitures

Sale of stake in Saudi Arabia and potential exit from Aegis Argentina:

On November 10, 2022, the Company accepted a final offer by Arabian Internet and Communications Services Company (Solutions) to acquire the Company’s indirect 51% ownership interest in its subsidiary Contact Center Company (CCC), that operates in the Kingdom of Saudi Arabia. Subsequently, on January 11, 2023, the Company entered into a definitive Sale and Purchase Agreement with Solutions. The Sale and Purchase Agreement provides for a transaction based on an enterprise value for CCC of $120 million (SAR 450 million), on a debt free and cash free basis, to be paid in cash at closing, subject to the adjustments set forth in the Sale and Purchase Agreement. The transaction has been approved by the General Authority for Competition (GAC) in the Kingdom of Saudi Arabia and the Company has also obtained consent from its lenders. It is anticipated that the closing of the transactions contemplated by the Sale and Purchase Agreement will occur during the second quarter of 2023.

On December 14, 2022, the Company has entered into an engagement letter with M/S Estudio A and L LLC (‘the Firm’) pursuant to which the Firm would serve as a non-exclusive advisor in connection with the potential sale of Aegis Argentina. The Firm will perform services for the Company such as advice on the structure, negotiation strategy, valuation analyses, financial terms, and other financial matters etc. If required, the Firm will assist the Company in preparing a brief memorandum for distribution to potential buyers, describing the Company and its business, operations, properties, financial condition, and prospects. The Firm to negotiate and execute on its behalf and/or the Company’s behalf confidentiality agreements with potential parties to a Transaction and to deliver confidential memoranda or other data furnished to the Firm by the Company for distribution to such parties.

After consideration of the relevant facts, the Company concluded the assets and liabilities of CCC and Argentina met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of CCC and Argentina are presented in the Consolidated Statements of Income (loss) as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented. Refer to the Note "3A and 3B — Discontinued Operations and Held for Sale” in our consolidated financial statements for additional information and disclosures.

Disposal of equity accounted investee-CSS Corp LP:

The Company had made a $25 million minority investment through its subsidiary CSP Alpha in CSS Corp. LP (“CSS”), a new-age IT services and technology support solutions company that harnesses the power of AI, automation, analytics, cloud, and digital to address customer needs. Through this investment, the Company has acquired an indirect beneficial interest in CSS of circa 26%. On December 27, 2022, CSP Alpha, entered into an Acquisition and Redemption Agreement with CSP Fund II LP (acting through its general partner CSP EAF II GP Limited), as incoming additional limited partner, and CSP CSS GP Limited, in its capacity as general partner of CSS Corp LP. Pursuant to the Acquisition and Redemption Agreement, the Company redeemed in full all the partnership interests held by CSP Alpha in the Partnership for a cash redemption price of $45.6 million. Following the Redemption Transaction, CSP Alpha ceased to be a limited partner of the Partnership and has no rights or liabilities relating to the Partnership with respect to periods after the completion of the redemption. Refer to the "Note 18 — Investment in Equity Accounted Investees” in our consolidated financial statements for additional information and disclosures.

RESULTS OF CONTINUING OPERATIONS — YEAR ENDED DECEMBER 31, 2022, AND 2021

Revenue

Our net revenues for the year ended December 31, 2022, was lower by 18.1% at $385,074 compared to $470,329 for the year ended December 31, 2021.

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Revenue	385,074	470,242
Warrant contra revenue	-	87
Net revenue	385,074	470,329

The breakdown of our net revenues from various industry verticals for years ended December 31, 2022, and 2021 is as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Telecom	26%	19%
E-commerce & Consumer	20%	20%
Financial & Business Services	14%	12%
Media & Cable	13%	19%
Travel & Hospitality	13%	9%
Healthcare & Education	8%	15%
Technology, IT & Related Services	3%	3%
Other verticals	3%	3%

Net Revenue in the current year decreased relative to the previous year due to multiple events that were unique to the previous year. We had executed the COVID support program in the previous year that was a temporary program. We also witnessed a couple of large client churns in the previous year.

Telecom vertical continues to be the largest vertical with 26% contribution to revenue. In year 2022, there was an increase in revenue in this vertical driven by addition of new lines of businesses with our large telecom clients across US and South Africa.

The revenues percentage in the e-commerce vertical remains constant as compared to previous year.

The Financial and Business services vertical continues to perform strongly as we strengthen our partnership with key clients in this vertical.

The decline in revenues from the Media vertical was led by a change in strategy with a key client who insourced their CX activities through 2021 and earlier this year. We added a large client in the media vertical in the current year and will be ramping operations with this client in the next year.

We continue to see year-on-year and sequential improvement in volume in the travel and hospitality sector as activity in these verticals trend to normalize to pre-COVID levels.

Decline in revenue in the Healthcare and Education is primarily due to one-off COVID vaccination support program that the Company delivered in the previous year.

The breakdown of our net revenues from various segments for years ended December 31, 2022, and 2021 is as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Americas	168,009	258,123
India & Sri Lanka	108,303	104,099
Malaysia	44,964	53,934
Australia	38,264	33,682
South Africa	22,325	16,992
Rest of World	3,209	3,499
Total	385,074	470,329

The decline in revenue in the Americas region is primarily due to high base impact from the previous year. Revenue in the previous period included short term government program of $25 million relating to COVID vaccination support. The revenue decline was also driven by the termination of operations with one of our e-commerce clients and insourcing of operations by a client in the media vertical. This decline is partly offset by an increase in revenues from other clients primarily in the telecom and retail verticals. We have added two large clients in the Americas region in the current year and operations with these clients will be ramped during the next year.

Revenue growth in India and Sri Lanka region was driven by continuing ramp-up in operations with some of the largest digital native clients in this region. Our international operations delivered out of India also grew during the current period. The increase in revenue was partly offset by depreciation of Indian Rupee relative to the US Dollar.

Revenue in Malaysia saw a decline due to the termination of the contract with the global e-commerce client at the end of the last fiscal year. The decline was partly offset by increase in revenue with our digital native clients in the travel and hospitality vertical.

We ramped the previously won contract with a telecom major in South Africa driving higher revenues in the current year. We also added a large business services client in Australia and scaled operations with a financial services client in this geography.

Cost of Services and Gross Profit

Overall, cost of services as a percentage of revenue marginally decreased to 85% for the year ended December 31, 2022, as compared to 86% for the year ended December 31, 2021. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 73%, 6%, and 6% of total cost of services, respectively. The breakdown of cost of services is listed in the table below:

	Year Ended December 31,	Year Ended December 31,	As % of sales	As % of sales
	2022	2021	2022	2021
Employee benefit expenses	239,629	300,846	62%	64%
Rent	18,566	25,234	5%	5%
Depreciation & amortization	19,664	21,429	5%	5%
Others	49,418	58,022	13%	12%
Total	327,277	405,531

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients. Employee expenses as a percentage of revenues decreased to 62% for the current year as compared to 64% for the previous year. This was led by increase in our employee base in the offshore geographies relative to high-cost onshore delivery geographies. The decrease was despite elevated inflationary environment in many of our geographies.

Rent expense: Rent expense as a percentage of revenue remains constant at 5% as compared to the previous year. The decline was driven by rationalization of some brick-and-mortar facilities across geographies as operations moved to our work from home model.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue remains constant at 5% as compared to the previous year.

Other expenses include recruitment, technology, utility, travel, and outsourcing costs. As a percentage of revenue, these costs increased to 13% from12%. This marginal increase is majorly on account of the increase in professional charges.

As a result, gross profit as a percentage of revenue for the current period increased to 15% as compared to 14% for the previous period.

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Revenue	385,074	470,242
Warrant contra revenue	-	87
Net revenue	385,074	470,329
Cost of services	(327,277)	(405,531)
Gross profit	57,797	64,798
Gross margin	15%	14%

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 9% in the previous period to 13% in the current year. The increase was due to the investments made by the Company to strengthen sales, marketing, and digital verticals. The Company also increased investments in upgrading technology infrastructure, particularly related to security and cybersecurity aspects. The SG&A costs for the current period include $2,867 incurred in connection with private offer.

Impairment Losses and Restructuring Charges, Net

Impairment losses and restructuring costs, net totaled $9,824 for the current year as compared to $6,456 for the previous year. The expense for the current year is primarily relating to: (i) goodwill impairment of $8,052, arising mainly due to increase in WACC assumption. The steep increase in risk free rates and interest rates in the past few quarters have led to a sharp increase in WACC assumptions (ii) impairment of right of use assets of $1,110 related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and-mortar infrastructure with a view of rationalizing excess capacity. The Company does not plan to use such sites for 'on premise' operations and as per the existing contractual terms of the lease agreement the Company does not have the right to stop making lease payments for the remaining lease terms or to sublease such premises. The expense for the previous year is majorly related to impairment of right of use assets of $4,514 related to operating leases in a few geographies.

Gain on redemption of Equity Accounted Investee

During the year, the Company redeemed its investment in CSS Corp LP and received proceeds of $45,683. Initial investment made by the Company was $25,000. The Company had recognized fair value gain of $5,496 and $6,688 during the year 2022 and 2021 respectively. The remaining capital gains of $8,499 was recorded in this fiscal year.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), net totaled $9,834 for the current year as compared to $17,218 for the previous year. The expense for the previous year included debt issuance cost of $10,937 in relations to the extinguishment of the earlier debt. Adjusting for the debt issuance cost for extinguishment of loan, the interest expense increased year-on-year due to an increase in global rates and yields.

Income Tax Expense (Benefit)

Income tax expense for the current year was $4,087 compared to $6,934 for the previous year. The movement in the implied effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740.  Further, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

INCOME FROM DISCONTINUED OPERATIONS

Discontinued operations include the results of operations for the CCC and Argentina business that are reported separately as discontinued operations in the Consolidated Statement of Income (loss).

Results of Operations of Saudi Arabia – December 31, 2022, and December 31, 2021

Our net revenue for the year ended December 31, 2022, was higher at $244,324 compared to $201,187 for the year ended December 31, 2021. Our operation in the Middle East saw continuity of government programs that was won during the Pandemic. The Company also secured new clients which continue to ramp up in the current year.

Overall, the cost of services as a percentage of revenue increased to 87% for the year ended December 31, 2022, compared to 84% for the year ended December 31, 2021. The increase in costs is primarily attributable to the increase in employee expenses and increase in outsourcing cost for the current year, which includes certain cost for delivery of technology services to one of our clients.

As a result, gross profit as a percentage of revenue for the current period decreased to 13% as compared to 16% for the previous year.

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 5% in the previous year to 6% in the current year. The increase in expense for the current year is primarily relating to the cost incurred in relation to the sale of stake.

Impairment losses and restructuring costs, net totaled $1,218 for the current year as compared to $1,770 for the previous year. The expense for the current year is primarily relating to severance payments made to employees according to the voluntary retirement scheme.

Results of Operations of Argentina – December 31, 2022, and December 31, 2021

Our net revenue for the year ended December 31, 2022, was lower at $30,633 compared to $32,117 for the year ended December 31, 2021. The reduction in revenue was largely driven by significant depreciation of Argentine Peso relative to US Dollar.

Overall, the cost of services as a percentage of revenue increased to 100% for the year ended December 31, 2022, compared to 97% for the year ended December 31, 2021. The increase in costs is primarily attributable to the increase in employee costs as per the collective bargaining agreement. This has resulted in a negative margin for the current year.

Selling, general and administrative expenses (SG&A) as a percentage of revenue are constant at 7% year on year.

Impairment losses and restructuring costs, net totaled $3,250 for the current year is primarily relating to severance payments made to employees and costs associated with the leases that has been surrendered in Argentina according to the restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows generated from operating activities, working capital facilities, and term debt. We have historically utilized these resources to finance our operations and make capital expenditures associated with capacity expansion, upgrades of information technologies and service offerings, and business acquisitions. We have historically drawn working capital facilities due to timing of collection from few customers. We have also entered into factoring agreements with financial institutions to sell certain of our accounts receivable under a non-recourse agreement. The Company expects to meet all its debt obligations in a timely manner.

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of December 31, 2022, the Company was in compliance with all financial covenants.

Cash and cash equivalents

As of December 31, 2022, cash, cash equivalents and restricted cash held by the Company and all its foreign subsidiaries increased by $38,321 to $72,404 as compared to $34,083 as of December 31, 2021. The increase in cash balance as at year end was driven by the receipt of proceeds from the redemption of our investment in CSS Corp. The proceeds, net of capital gains tax, shall be utilized to prepay term loan. The restricted cash balance as of December 31, 2022, stood at $49,946 as compared to $2,015 as of December 31, 2021. The restricted cash includes amount to be unlisted towards servicing of the senior debt due to disposal of CSS Corp. LP and amount kept in debt service reserve account (DSRA) that we have to maintain in accordance with the Senior Term Agreement and also for certain term deposits that need to be maintained in accordance with some of our lease and client agreements.

Cash flows from operating activities

For the years ended December 31, 2022, and 2021 we reported net cash flows generated from operating activities of $8,212 and $18,151 respectively. The decrease is majorly due to reduction in operating income.

Cash flows used in investing activities

For the years ended December 31, 2022, and 2021 we reported net cash provided/used in investing activities of $33,655 and ($37,823) respectively. Cash inflow from investing activities is primarily attributable to proceeds received from redemption of investment in CSS Corp. LP of $45,683. This is offset by utilization of cash towards capital expenditure of $12,330. The amount for the previous period includes $25,000 towards the investment in CSS Corp, $3,000 towards payment of call option premium and $9,928 towards capital expenditure.

Cash flows from financing activities

For the years ended December 31, 2022, and 2021, we reported net cash flows generated from financing activities of $2,903 and $22,003, respectively. During the year ended December 31, 2022, the Company made repayment of $6,589 towards its term loans and withdrew $10,952 for meeting working capital requirements. During the year 2021, the Company entered into a new secured senior debt facility, which has resulted in increase in net borrowings. During the year ended 2022 and 2021, the Company repurchased common stock worth $ 1,837 and $1,912 respectively.

Other factors impacting liquidity

Our business currently has a high concentration in a few principal clients. The loss of a principal client and/or changes in timing or termination of a principal client's product launches or service offerings could have a material adverse effect on our business, liquidity, operating results, or financial condition. These client relationships are further discussed in Item 1A, "Risk Factors". To limit our credit risk, management from time to time will perform credit evaluations of our clients. Management does not believe substantial credit risk existed as of December 31, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

Apart from certain non-recourse receivables factoring as mentioned in theNote 10. "Debt" to our notes to consolidated financial statements included in Item 8, we have no other material off-balance sheet transactions, unconditional purchase obligations or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.

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

While our significant accounting policies are described in more detail in Note 2, "Summary of Significant Accounting Policies" to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policy is most critical to the judgments and estimates used in the preparation of our financial statements.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on several factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. As of December 31, 2022, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in impairment charge of $4,187 and $3,865 in Americas and Malaysia reporting units. The impairment was mainly attributable to the increase in WACC assumption. The steep increase in risk free rates and interest rates in the past few quarters have led to a sharp increase in WACC assumptions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek is qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Startek, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm (BDO India LLP, Mumbai, India PCAOB ID#6074)
Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss) for years ended December 31, 2022, and 2021
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022, and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, and 2021
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Startek, Inc.

Denver, Colorado

Opinion on Consolidated Financial Statement

We have audited the accompanying consolidated balance sheets of Startek Inc. (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 4 to the Company’s consolidated financial statements, goodwill totaled $120,505 thousands as of December 31, 2022.  The Company performs an annual assessment of the recoverability of its goodwill during the fourth quarter and performs an assessment on an interim basis when events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. As of December 31, 2022, based on the quantitative assessment for all reporting units, the Company concluded that goodwill was partly impaired and recorded an impairment charge of $4,187 thousands and $3,865 thousands in Americas and Malaysia reporting units, respectively.

We identified the assessment of the recoverability of goodwill as a critical audit matter. The determination of the fair value of the reporting units using the discounted cash flow (DCF) method requires management to evaluate significant assumptions including projected revenues, margin assumptions, perpetual long-term growth rates and discount rates. Auditing management’s significant assumptions used in the assessment of the recoverability of goodwill involved especially challenging and subjective auditor judgment, due to the nature and extent of audit effort required to address this matter including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating the reasonableness of management’s assumptions for projected revenues and margins through: (i) evaluating current and historical performance of respective reporting units, (ii) reviewing internal communications to management and board of directors, and (iii) performing sensitivity analysis and evaluating the potential effect of changes in certain assumptions.

●

Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the valuation method, and (ii) assessing the reasonableness of the discount rates and perpetual long-term growth rates used in the discounted cash flow method.

/s/ BDO India LLP

We have served as the Company's auditor since 2019.

Mumbai, India

March 28, 2023

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021

Revenue	385,074	470,242
Warrant adjustment	-	87
Net revenue	385,074	470,329
Cost of services	(327,277)	(405,531)
Gross profit	57,797	64,798

Selling, general and administrative expenses	(48,680)	(42,454)
Impairment losses and restructuring/exit cost	(9,824)	(6,456)
Operating income (loss)	(707)	15,888

Share of income of equity accounted investee (includes gain on disposal of $8,499 in Q4 2022)	13,995	6,681
Interest expense and other income (expense), net	(9,834)	(17,218)
Foreign exchange gains (losses), net	348	490
Income from continuing operations before income tax expense	3,802	5,841
Tax expense	(4,087)	(6,934)
Income (loss) from continuing operations, net of tax (A)	(285)	(1,093)
Income from discontinued operations before income tax expense	7,866	15,751
Tax expenses of discontinued Operations	(3,350)	(4,932)
Income from discontinued operations, net of tax (B)	4,516	10,819
Net income (A+B)	4,231	9,726

Income (loss) from continuing operations (A)
Income (loss) attributable to noncontrolling interests	-	-
Income (loss) attributable to Startek shareholders	(285)	(1,093)
	(285)	(1,093)

Income (loss) from discontinued operations (B)
Income attributable to noncontrolling interests	6,490	8,226
Income (loss) attributable to Startek shareholders	(1,974)	2,593
	4,516	10,819

Net income (A+B)
Net income attributable to noncontrolling interests	6,490	8,226
Net income attributable to Startek shareholders	(2,259)	1,500
	4,231	9,726

Net income (loss) per common share from continuing operations
Basic net income (loss) attributable to Startek shareholders	(0.01)	(0.02)
Diluted net income (loss) attributable to Startek shareholders	(0.01)	(0.02)

Net income (loss) per common share from discontinued operations
Basic net income (loss) attributable to Startek shareholders	(0.05)	0.06
Diluted net income (loss) attributable to Startek shareholders	(0.05)	0.06

Net income (loss) per common share from continuing and discontinued operations
Basic net income (loss) attributable to Startek shareholders	(0.06)	0.04
Diluted net income (loss) attributable to Startek shareholders	(0.06)	0.04

Weighted average common shares outstanding
Basic	40,305	40,719
Diluted	40,305	41,086

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021
Net income (A+B)	4,231	9,726
Net income attributable to non-controlling interests	6,490	8,226
Net income attributable to Startek shareholders	(2,259)	1,500

Other comprehensive income (loss), net of taxes from continuing operations:
Foreign currency translation adjustments	(4,965)	(2,903)
Change in fair value of derivative instruments	-	8
Pension amortization	187	(442)
Other comprehensive loss from continuing operations	(4,778)	(3,337)

Other comprehensive income (loss), net of taxes from discontinued operations:
Foreign currency translation adjustments	-	616
Pension amortization	(1,307)	(1,496)
Other comprehensive loss from discontinuing operations	(1,307)	(880)
Other comprehensive loss from continuing and discontinuing operations	(6,085)	(4,217)

Other comprehensive income (loss), net of taxes from continuing operations
Attributable to noncontrolling interest	-	-
Attributable to Startek shareholders	(4,778)	(3,337)
	(4,778)	(3,337)

Other comprehensive income (loss), net of taxes from discontinued operations
Attributable to noncontrolling interests	(714)	(816)
Attributable to Startek shareholders	(593)	(64)
	(1,307)	(880)

Comprehensive income (loss) from continuing and discontinuing operations
Attributable to noncontrolling interests	5,776	7,410
Attributable to Startek shareholders	(7,630)	(1,901)
	(1,854)	5,509

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	22,457	32,068
Restricted cash	49,946	2,015
Trade accounts receivables, net	47,138	46,634
Unbilled revenue	24,207	26,955
Prepaid expenses and other current assets	9,159	7,016
Current assets classified as held for sale	202,831	110,330
Total current assets	355,738	225,018

Non-current assets
Property, plant and equipment, net	22,945	25,428
Operating lease right-of-use assets	36,450	55,354
Intangible assets, net	79,745	90,092
Goodwill	120,505	128,557
Investment in equity-accounted investees	-	31,688
Deferred tax assets, net	2,771	560
Prepaid expenses and other non-current assets	7,889	10,304
Non-current assets classified as held for sale	-	75,474
Total non-current assets	270,305	417,457
Total assets	626,043	642,475

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	2,428	5,074
Accrued expenses	31,676	30,797
Short term debt	14,267	3,450
Current maturity of long term debt	120,466	6,230
Current maturity of operating lease liabilities	14,492	19,566
Other current liabilities	15,646	21,454
Current liabilities classified as held for sale	89,486	61,696
Total current liabilities	288,461	148,267

Non-current liabilities
Long term debt	41,175	160,175
Operating lease liabilities	26,651	42,004
Other non-current liabilities	2,682	3,300
Deferred tax liabilities, net	15,508	16,309
Non - current liabilities classified as held for sale	-	19,100
Total non-current liabilities	86,016	240,888
Total liabilities	374,477	389,155

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 41,098,456 and 40,893,396 shares issued as of December 31, 2022, and December 31, 2021, respectively	411	409
Additional paid-in capital	293,472	291,537
Accumulated deficit	(86,302)	(84,043)
Treasury stock, 839,214 and 412,769 shares as of December 31, 2022, and December 31, 2021, respectively, at cost	(3,749)	(1,912)
Accumulated other comprehensive loss	(16,058)	(10,687)
Equity attributable to Startek shareholders	187,774	195,304
Non-controlling interest	63,792	58,016
Total stockholders’ equity	251,566	253,320
Total liabilities and stockholders’ equity	626,043	642,475

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Income from continuing and discontinued operations	4,231	9,726
less: Income (loss) from discontinued operations, net of tax	(4,516)	(10,819)
Income (loss) from continuing operations, net of tax	(285)	(1,093)

Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation and amortization	22,593	23,601
Impairment of goodwill	8,052	-
Profit on sale of property, plant and equipment	59	(106)
Provision/(reversal) for doubtful accounts	(49)	24
Amortization of debt issuance costs (including loss on extinguishment of debt)	1,825	11,607
Amortization of call option premium	1,800	1,200
Mark to market loss on derivative instrument	113	-
Warrant contra revenue	-	(87)
Share-based compensation expense	1,551	1,418
Impairment of right-of-use assets	1,110	4,514
Deferred income taxes	(3,207)	138
Share of income of equity accounted investee (includes gain on disposal of $8,499 in Q4 2022)	(13,995)	(6,681)

Changes in operating assets and liabilities:
Trade accounts receivables	(4,418)	(9,347)
Prepaid expenses and other assets	(1,380)	1,261
Trade accounts payable	(2,356)	(5,231)
Income taxes, net	1,501	2,528
Accrued expenses and other liabilities	(4,702)	(5,595)
Net cash generated from by operating activities from continuing operations	8,212	18,151
Net cash generated from/used in operating activities from discontinued operations	16,642	10,033
Net cash generated from operating activities	24,854	28,184

Investing activities
Purchase of property, plant and equipment and intangible assets, net	(12,028)	(9,927)
Investment in equity-accounted investees	-	(25,000)
Payments for call option premium	-	(3,000)
Proceeds from redemption of equity-accounted investees	45,683	104
Net cash generated from/used in investing activities from continuing operations	33,655	(37,823)
Net cash generated from/used in investing activities from discontinued operations	(173)	(6,699)
Net cash generated from/used in investing activities	33,482	(44,522)

Financing activities
Proceeds from the issuance of common stock	386	1,510
Proceeds from long term debt (net of debt issuance cost paid to lenders)	-	156,525
Payments of long term debt	(4,124)	(117,600)
Payments for loan fees related to long term debt	-	(2,794)
Proceeds from a line of credit, net	10,943	-
Payments of other borrowings, net	(2,466)	(13,726)
Common stock repurchases	(1,837)	(1,912)
Net cash generated from/used in financing activities from continuing operations	2,902	22,003
Net cash generated from/used in financing activities from discontinued operations	303	70
Net cash generated from/used in financing activities	3,205	22,073

Net increase in cash and cash equivalents	61,541	5,735
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,791)	(898)
Cash and cash equivalents and restricted cash at beginning of year	55,396	50,559
Cash and cash equivalents and restricted cash at end of year	115,146	55,396
Less: Cash and cash equivalents from discontinued operations	(42,743)	(21,313)
Cash and cash equivalents and restricted cash of continuing operations at end of year	72,403	34,083

Components of cash and cash equivalents and restricted cash
Balances with banks	22,457	32,068
Restricted cash	49,946	2,015
Total cash and cash equivalents and restricted cash	72,403	34,083

Supplemental disclosure of cash flow information
Cash paid for interest and other finance cost	11,109	21,077
Cash paid for income taxes	4,832	3,954
Supplemental disclosure of non-cash activities
Non-cash warrant contra revenue	-	(87)
Non-cash share-based compensation expenses	1,551	1,418

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
(in thousands, except share data)

	Common stock		Treasury Stock		Additional paid in capital	Accumulated earnings (deficit)	Other items of OCI				Non controlling interest	Total equity
	Shares	Amount	Shares	Amount			Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Total

Balance at December 31, 2020	40,453,462	405	-	-	288,700	(85,543)	(4,529)	(8)	(2,749)	196,276	50,606	246,882
Issuance of common stock	439,934	4	-	-	1,506	-	-	-	-	1,510	-	1,510
Share-based compensation expenses	-	-	-	-	1,418	-	-	-	-	1,418	-	1,418
Warrant expense	-	-	-	-	(87)	-	-	-	-	(87)	-	(87)
Net income (loss) from continuing operations	-	-	-	-	-	(1,093)	-	-	-	(1,093)	-	(1,093)
Income (loss) from discontinued operations	-	-	-	-	-	2,593	-	-	-	2,593	8,226	10,819
Other comprehensive income (loss) from Continuing operations	-	-	-	-	-	-	(2,903)	8	(442)	(3,337)	-	(3,337)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	616	-	(680)	(64)	(816)	(880)
Repurchase of common stock	-	-	412,769	(1,912)	-	-	-	-	-	(1,912)	-	(1,912)
Balance at December 31, 2021	40,893,396	409	412,769	(1,912)	291,537	(84,043)	(6,816)	-	(3,871)	195,304	58,016	253,320
Issuance of common stock	205,060	2	-	-	384	-	-	-	-	386	-	386
Share-based compensation expenses	-	-	-	-	1,551	-	-	-	-	1,551	-	1,551
Warrant adjustment	-	-	-	-	-	-	-	-	-	-	-	-
Income (loss) from continuing operations	-	-	-	-	-	(285)	-	-	-	(285)	-	(285)
Income (loss) from discontinued operations	-	-	-	-	-	(1,974)	-	-	-	(1,974)	6,490	4,516
Other comprehensive income (loss) from continuing operations	-	-	-	-	-	-	(4,965)	-	187	(4,778)	-	(4,778)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	-	-	(593)	(593)	(714)	(1,307)
Repurchase of common stock	-	-	426,445	(1,837)	-	-	-	-	-	(1,837)	-	(1,837)
Balance at December 31, 2022	41,098,456	411	839,214	(3,749)	293,472	(86,302)	(11,781)	-	(4,277)	187,774	63,792	251,566

As of December 31, 2022, and 2021, there were 40,259,242 and 40,480,627 shares outstanding respectively of Common Stock, net off treasury stock.

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touch points and channels. Startek has more than 33,000 CX experts globally, spread across 11 countries. The Company services over 140 clients across a range of industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, and Energy and Utilities.

The Company offers a repository of digital and omnichannel solutions based on decades of experience in driving growth by putting the customer at the center of our business. Because no one solution fits all, we have crafted solution delivery to suit a variety of industries. Startek has delivery campuses across India, United States, Malaysia, Philippines, Australia, South Africa, Canada, Honduras, Jamaica, Peru and Sri Lanka.

Basis of preparation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The consolidated financial statements reflect the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our Consolidated Balance Sheets. The non-controlling interest is reported as "Net income (loss) attributable to non-controlling interests" in our Consolidated Statements of Income (loss).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, intangibles, impairment of goodwill, valuation allowances for deferred tax assets, leases, provision for doubtful debts and restructuring costs. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable and management has made assumption about the possible effect of the global macroecononic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, labour shortages and challenges in supply chain, have the potential to negatively impact the Company. There current macroeconomics conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or reccession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States or other major global economy. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

Revenue

The Company utilizes a five-step process given in ASC 606, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer Note 5 on "Revenue" for further information.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is estimated for known and estimated potential losses arising from sales to customers based on a periodic review of these accounts. The allowance for doubtful accounts was $3,032 and $3,443 as of December 31, 2022 and December 31, 2021, respectively.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the balance lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the date of initial application on determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain to exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Property, Plant and Equipment

Property, plant, and equipment, are stated at depreciated cost. Additions and improvement activities are capitalized. Maintenance and repairs are expensed as incurred. Assets held under finance leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation and amortization is computed using the straight-line method based on their estimated useful lives, as follows:

Estimated Useful Life
Buildings and building improvements	3-20 years
Telephone and computer equipment	3-10 years
Furniture, fixtures, and miscellaneous equipment	3-15 years
Software	1-7 years

We depreciate leasehold improvements associated with operating leases over the shorter of 15 years or remaining life of the lease. Amortization expense related to assets recorded under capital leases is included in depreciation and amortization expense.

Impairment of Long-Lived Assets
The Company evaluates potential impairments of long-lived assets when it determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more indicators of impairment (for examples, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, a significant decrease in the market price of a long-lived asset or asset group, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life), we evaluate the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying values of the assets, we measure the impairment based on the excess of the carrying value of the long-lived asset over the long-lived asset’s fair value. Our projections contain assumptions pertaining to anticipated levels of utilization and revenue that may or may not be under contract but are based on our experience and/or projections received from our customers.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer Note 4, "Goodwill and Intangible Assets" and Note 7, "Impairment Losses and Restructuring/Exit cost" for information and related disclosures.

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful Life
Customer Relationship	8 - 13.5 years
Brand	13.5 years
Trademarks	15 years
Developed Technology	5 years

We perform a review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Intangible assets acquired in a business combination were recorded at fair value at acquisition date using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment if indicators of impairment arise. Refer Note 4, "Goodwill and Intangible Assets" for information and related disclosures.

Fair Value Measurements

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

Investment in equity accounted investee

Investment in equity-accounted investee is an entity over which the Company has significant influence, and which is neither a subsidiary nor a joint arrangement. Significant influence is the power to participate in the investee's financial and operating policy decisions of the investee but is not control or joint control over those policies.

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

The consolidated statement of income (loss) reflects the Company’s share of the results of operations of the equity-accounted investees. When there has been a change recognized directly in the equity of the equity-accounted investees, the Company recognizes its share of any changes and discloses this, when applicable, in the statement of stockholders' equity. Unrealized gains and losses resulting from transactions between the Company and the equity accounted investment are eliminated to the extent of the interest in the equity-accounted investees. The Company’s share of income (loss) of equity-accounted investees is shown on the face of the consolidated statement of income (loss).

The financial statements of the equity-accounted investee are prepared for the same reporting period as the Company. When necessary, adjustments are made to bring the accounting policies in line with those of the Company. After the application of the equity method, the Company determines at each reporting date whether there is any objective evidence that the investment in equity-accounted investees is impaired, if there has been other than a temporary decline in carrying value. If this is the case, the Company calculates the amount of impairment as the difference between the recoverable amount of the associate and its carrying value and recognizes the amount in the ‘share of income/ (loss) of equity-accounted investees' in the consolidated statement of income (loss). Refer to Note 18, "Investments in Equity Accounted Investees" for further information and related disclosures.

The disposal of an equity investment is treated as a sale. The difference between the carrying value of the asset or portion of the asset disposed of and value of the consideration received is recognized by the investee as gain or loss on sale of equity investment in the income statement in the period of disposal.

Cash and cash equivalents and restricted cash

We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates. Restricted cash consists of margin money deposit that is contractually restricted as to usage or withdrawal and net proceeds received in relation to sale of investment in CSS corp that will be utilized to prepay senior long term debt.

Borrowing costs

Borrowing costs include interest as well as ancillary costs such as amortization of financing fees or charges and premium or discount on the borrowings. Borrowing costs (loan processing fee) are capitalized and amortized in the consolidated statement of income using effective interest method. Refer to Note 10, "Debt" for further information and disclosures.

Interest and dividend income

Interest revenue is recognized on an accrual basis taking into account the interest rates applicable to the financial assets.

Dividend income is recognized when the Company’s right to receive such income is established by the reporting date.

Government grants and subsidies

Grants from the government are recognized at their fair value where there is a reasonable assurance that the grant will be received, and the Company will comply with all attached conditions. Government grants received on capital expenditure are generally deducted in arriving at the carrying amount of the asset purchased. Grants for revenue expenditure are netted against the cost incurred by the Company. Where retention of a government grant is dependent on the Company satisfying certain criteria, it is initially recognized as deferred income. When the criteria for retention have been satisfied, the deferred income balance is netted against the asset purchased. Government grant in the nature of export incentive is recognized as revenue. (Refer Note 21, "Government Assistance" for information and related disclosures).

Restructuring Charges

On an ongoing basis, management assesses the profitability and utilization of our facilities and in some cases, management has chosen to close facilities. Severance payments that occur from reductions in workforce are in accordance with our post-employment policy and/or statutory requirements that are communicated to all employees; therefore, severance liabilities are recognized when termination of employment is communicated to the employee(s). Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, instead of upon commitment to an exit plan. A significant assumption used in determining the amount of the estimated liability for closing a facility is the estimated liability for future lease payments on vacant/partly vacant facilities.  We determine our estimate of sublease payments based on our ability to successfully negotiate early termination agreements with landlords, a third-party broker or management’s assessment of our ability to sublease the facility based upon the market conditions in which the facility is located. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain. Refer to Note 7, "Impairment Losses and Restructuring/Exit cost" for additional information.

Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company uses certain derivative financial instruments to reduce business risks which arise from its exposure to foreign exchange and interest rate fluctuations associated with borrowings (cash flow hedges). When the Company opts to undertake hedge accounting, the Company documents, at the inception of the hedging transaction, the economic relationship between hedging instruments and hedged items including whether the hedging instrument is expected to offset changes in cash flows or fair values of hedged items. The Company documents its risk management objective and strategy for undertaking various hedge transactions at the inception of each hedge relationship. Derivatives are initially recognised at fair value on the date the derivative contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The accounting for subsequent changes in fair value depends on whether the derivative is designated as a hedging instrument, and if so, the nature of the item being hedged and the type of hedge relationship designated.

Cash flow hedges that qualify for hedge accounting

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges, is recognised through OCI and as cash flow hedging reserve within equity, limited to the cumulative change in fair value of the hedged item on a present value basis from the inception of the hedge. The gain or loss relating to the ineffective portion is recognised immediately in the Consolidated Statement of Income (loss). Amounts accumulated in equity are reclassified to the Consolidated Statement of Income (loss).

Derivatives that are not designated as hedges

When derivative contracts to hedge risks are not designated as hedges, the gains or losses on subsequent measurement of such contracts are recognised through Consolidated Statement of Income (loss).

Presentation

The entire fair value of a derivative contract is classified as a noncurrent asset or liability when the remaining maturity of the contract exceeds 12 months; it is classified as a current asset or liability when the remaining maturity of the contract does not exceed 12 months. Refer note 8 to the financial statements for more details.

Foreign Currency Matters

The Company has operations in Argentina (classified as discontinued operations) and its functional currency has historically been the Argentine Peso. The Company monitors inflation rates in countries where it operates as required by U.S. GAAP. Under ASC 830-10-45-12, an economy must be classified as highly inflationary when the cumulative three-year rate exceeds 100%. Considering the inflation data of Argentina, the Company has considered Argentina to be highly inflationary beginning on July 1, 2018. In accordance with ASC 830, the functional currency of the Argentina business has been changed to USD, which requires remeasurement of the local books to USD. Exchange gains and losses are recorded through net income instead of through other comprehensive income as had been done historically. Translation adjustments from periods prior to the change in functional currency were not removed from equity.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect net effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We are subject to foreign income taxes on our foreign operations. We are required to estimate our income taxes in each jurisdiction in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statement of income (loss) in the period during which such rates are enacted.  We record a valuation allowance when it is more likely than not that we will not realize the net deferred tax assets in a certain jurisdiction.

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the US or in the local country. Within consolidated retained earnings as at December 31, 2022 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. Generally, the earnings of our foreign subsidiaries become subject to taxation based on certain provisions in U.S. or local tax law under certain circumstances.

Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the global structure.

Based on all available evidence, in particular our historical cumulative losses and recent operating losses, we recorded a valuation allowance against our net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $25,676 and $26,835  respectively. In order to fully realize the deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. As at December 31, 2022 and 2021, we had gross federal net operating loss carry forwards of approximately $39.2 million and $47.8 million respectively and gross state net operating loss carry forwards of approximately $120.4 million and $28.74 million respectively, which may be available to offset federal and state income tax liabilities, respectively, in the future.

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

Net Income (Loss) Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards except where the results would be anti-dilutive. When a net loss is reported, potentially issuable common shares are generally excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. Refer to Note 6, "Net Loss Per Share" for additional information.

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205-20 “Presentation of Financial Statements – Discontinued Operations” and ASC Topic 360 -10  “Impairment and Disposal of Long Lived Assets”. The results of discontinued operations are reported in Income from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Income for the current and prior periods and include any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell. Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior period balance sheet. All assets and liabilities of the operations classified as held for sale are disclosed as current assets and liabilities in the current year and previous year classification has been retained. The Company allocates interest costs on Debt that is required to be repaid as a result of disposal to discontinued operations. Interest cost on Corporate Debt not directly attributable to discontinued operations is allocated between continuing and discontinued operations in the ratio mentioned in ASC 205-20-45-7 which is as follows:

Net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal /
The sum of total net assets of the entity plus debt other than: 1) debt of the discontinued operation that will be assumed by the buyer; 2) debt that is required to be paid as a result of the disposal transaction; and 3) debt that can be directly attributed to other operations of the entity.

If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

Refer “Note 3A and 3B – Discontinued Operations in our consolidated financial statements included elsewhere in this report for additional information and disclosures.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. The Company is still in the process of assessing the impact of this ASU 2016-13.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Inter-Bank Offered Rate (“LIBOR”). The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. In December 2022, FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of Topic 848 until December 31, 2024. The Company is still in the process of assessing the impact of this ASU 2020-04.

3A. Discontinued Operations and Held for Sale - Contact Center Company

On November 10, 2022, the Company has accepted a final offer by Arabian Internet and Communications Services Company (Solutions) to acquire the Company’s indirect 51% ownership interest in its subsidiary Contact Center Company (CCC), which is the Company’s joint venture that operates in the Kingdom of Saudi Arabia. After consideration of the relevant facts, the Company concluded the assets and liabilities of its CCC components met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20.

Accordingly, the financial results of the CCC are presented in the Consolidated Statements of Income (loss) as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented. All assets and liabilities of the operations classified as held for sale are disclosed as current assets and liabilities in the current year and previous year classification has been retained. CCC was forming part of the 'Middle East' segment in the consolidated financial statements for the year ended December 31, 2021.

Subsequently, on January 11, 2023, the Company entered into a definitive Sale and Purchase Agreement with Solutions. The Sale and Purchase Agreement provides for a transaction based on an enterprise value for CCC of $ 120 million (SAR 450 million), on a debt free and cash free basis, to be paid in cash at closing, subject to the adjustments set forth in the Sale and Purchase Agreement. The transaction has been approved by the General Authority for Competition (GAC) in the Kingdom of Saudi Arabia and the Company has also obtained consent from its lenders. It is anticipated that the closing of the transactions contemplated by the Sale and Purchase Agreement will occur during the second quarter of 2023.

The following table summarizes the income statement information of discontinued operations (in thousands):

Statement of income (loss)	Year Ended December 31,	Year Ended December 31,
	2022	2021
Net revenue	244,324	201,187
Cost of services	(213,166)	(169,484)
Gross profit	31,158	31,703

Selling, general and administrative expenses	(14,075)	(10,109)
Impairment losses and restructuring/exit cost	(1,218)	(1,770)
Operating income	15,865	19,824

Interest expense and other income (expense), net*	(3,996)	(2,692)
Foreign exchange gains (losses), net	(32)	(19)
Income	11,837	17,113
Tax expense	(3,350)	(4,134)
Net income	8,487	12,979

*It includes allocated interest.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheet as of December 31, 2022

(in thousands):

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	38,002	14,261
Restricted cash	4,374	5,441
Trade accounts receivables, net	24,794	56,941
Unbilled revenue	43,322	21,700
Prepaid expenses and other current assets	5,971	3,650
Total current assets	116,463	101,993

Non-current assets
Property, plant and equipment, net	3,656	7,461
Operating lease right-of-use assets	12,184	6,784
Goodwill	54,840	54,840
Deferred tax assets	4,914	3,104
Prepaid expenses and other non-current assets	3,127	1,077
Total non-current assets	78,721	73,266
Total assets classified as held for sale in the consolidated balance sheet	195,184	175,259

Liabilities
Current liabilities
Trade accounts payables	658	4,745
Accrued expenses	19,467	17,499
Current maturity of operating lease liabilities	6,752	4,440
Other current liabilities	36,129	27,123
Total current liabilities	63,006	53,807

Non-current liabilities
Operating lease liabilities	4,702	1,780
Other non-current liabilities	11,817	15,624
Deferred tax liabilities	2,734	1,217
Total non-current liabilities	19,253	18,621
Total liabilities classified as held for sale in the consolidated balance sheet	82,259	72,428

Net cash flows attributable to the discontinued operations:
	December 31, 2022	December 31, 2021

Net cash generated from operating activities	19,846	9,964
Net cash used in investing activities	(88)	(5,769)
Net cash (used in) / provided by financing activities	-	-
Net Cash Inflow	19,758	4,195

3B. Discontinued Operations and Held for Sale - Argentina

On December 14, 2022, the Company has entered into an engagement letter with M/S Estudio A and L LLC (‘the Firm’) pursuant to which the Firm would serve as a non-exclusive advisor in connection with the potential sale of Aegis Argentina. The Firm will perform services for the Company such as advice on the structure, negotiation strategy, valuation analyses, financial terms, and other financial matters etc. If required, the Firm will assist the Company in preparing a brief memorandum, for distribution to potential buyers, describing the Company and its business, operations, properties, financial condition, and prospects. The Firm to negotiate and execute on its behalf and/or the Company’s behalf confidentiality agreements with potential parties to a Transaction and to deliver confidential memoranda or other data furnished to the Firm by the Company for distribution to such parties.

After consideration of the relevant facts, the Company concluded the assets and liabilities of Argentina met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results as Argentina being the significant operation in Latin America geography and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20.

Accordingly, the financial results of the Argentina are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented. All assets and liabilities of the operations classified as held for sale are disclosed as current Assets and liabilities in the current year and previous year classification has been retained. Argentina was forming part of the 'Argentina and Peru' segment in the consolidated financial statements for the year ended December 31, 2021.

The following table summarizes the income statement information of discontinued operations (in thousands):

Statement of income (loss)	Year Ended December 31,	Year Ended December 31,
	2022	2021
Net revenue	30,633	32,117
Cost of services	(30,574)	(31,016)
Gross profit	59	1,101

Selling, general and administrative expenses	(1,998)	(2,080)
Impairment losses and restructuring/exit cost	(3,250)	-
Operating (loss)	(5,189)	(979)

Interest expense and other income (expense), net	1,828	737
Foreign exchange gains (losses), net	(610)	(1,120)
Income (loss)	(3,971)	(1,362)
Tax expense	-	(798)
Net (loss)	(3,971)	(2,160)

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheet as of December 31, 2022 (in thousands):

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	367	1,611
Trade accounts receivables, net	2,483	3,362
Unbilled revenue	1,320	1,419
Prepaid expenses and other current assets	1,988	1,945
Total current assets	6,158	8,337

Non-current assets
Property, plant and equipment, net	854	1,279
Operating lease right-of-use assets	620	874
Deferred tax assets	-	-
Prepaid expenses and other non-current assets	15	55
Total non-current assets	1,489	2,208
Total assets classified as held for sale in the consolidated balance sheet	7,647	10,545

Liabilities
Current liabilities
Trade accounts payables	307	1,153
Accrued expenses	1,951	2,368
Short term debt	325	161
Current maturity of long term debt	-	11
Current maturity of operating lease liabilities	398	387
Other current liabilities	2,674	3,809
Total current liabilities	5,655	7,889

Non-current liabilities
Operating lease liabilities	226	479
Other non-current liabilities	1,346	-
Total non-current liabilities	1,572	479
Total liabilities classified as held for sale in the consolidated balance sheet	7,227	8,368

	December 31, 2022	December 31, 2021
Net cash used in operating activities	(3,204)	69
Net cash used in investing activities	(85)	(930)
Net cash generated from financing activities	303	70
Net Cash outflow	(2,986)	(791)

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units is as follows:

Reporting Units:	December 31, 2022	December 31, 2021
Americas	60,128	64,315
India	12,554	12,554
Malaysia	43,678	47,543
Australia	4,145	4,145
	120,505	128,557

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The goodwill was allocated to the reporting units using a relative fair value allocation approach. We performed a quantitative assessment to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value.

The key assumptions used in performing the impairment test, by each Reporting Unit, were as follows:

	Reporting Units - As of December 31, 2022
	Americas	India	Malaysia	Australia
Discount rate	10.3%	17.8%	12.7%	10.4%
Perpetual growth rate	1.0%	3.0%	2.0%	1.0%

	Reporting Units - As of December 31, 2021
	Americas	India	Malaysia	Australia
Discount rate	6.5%	15.6%	9.4%	6.5%
Perpetual growth rate	1.0%	2.2%	1.0%	0.5%

The assumptions used in the analysis are based on the Company’s internal budget. The Company projected revenue, operating margins and cash flows for a period of five years and applied a perpetual long-term growth rate using discounted cash flows (DCF) method. These assumptions are reviewed annually as part of management’s budgeting and strategic planning cycles. These estimates may differ from actual results. In arriving at its forecasts, the Company considered past experience, economic trends as well as inflation. The projections also took into account factors such as the expected impact from new client wins and expansion from existing clients businesses and efficiency initiatives.

As of December 31, 2022, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in impairment charge of $4,187 and $3,865 in Americas and Malaysia reporting units, respectively. This was triggered by the increase in WACC assumption. The steep increase in risk free rates and interest rates in the past few quarters have led to a sharp increase in WACC assumptions. As of December 31, 2021, based on the qualitative and quantitative assessment, we concluded that there is no impairment of goodwill.

The following table presents the changes in goodwill during the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Opening balance	128,557	183,397
Classified as held for sale	-	(54,840)
Impairment	(8,052)	-
Closing balance	120,505	128,557

Intangible assets
The following table presents our intangible assets as of December 31, 2022 and 2021:

	As of December 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	27,484	38,736	6.5
Brand	49,500	18,740	30,760	7.1
Trademarks	13,210	3,917	9,293	7.5
Other intangibles	2,130	1,174	956	4.9
	131,060	51,315	79,745

	As of December 31, 2021
Customer relationships	66,220	21,887	44,333	6.5
Brand	49,500	15,074	34,426	7.1
Trademarks	13,210	3,036	10,174	7.5
Other intangibles	2,130	971	1,159	4.9
	131,060	40,968	90,092

During the fourth quarter of 2022, the Company reviewed the carrying value of its intangible assets as operations of Middle East and Argentina have been classified as held for sale and discontinued operations. Accordingly, the Company has concluded that triggering event had occurred as of December 31, 2022, and performed impairment testing of customer relationship and brand. Based on the results of our analysis, the projected undiscounted net cash flows associated with the intangible assets exceeded the carrying values. As of December 31, 2021, based on the quantitative assessment, we concluded there is no impairment of the Company's intangible assets.

Expected future amortization of intangible assets as of December 31, 2022 is as follows:

Year Ended December 31,	Amount
2023	10,306
2024	10,252
2025	10,252
2026	9,490
2027	8,549
Thereafter	30,896

Amortization expense of intangible assets was $10,347 and $10,348 for the years ended December 31, 2022, and 2021 respectively.

5.	REVENUE

The Company follows a five-step process in accordance with ASC 606, for revenue recognition that focuses on transfer of control, rather than transfer of risks and rewards.

Contracts with Customers

All of the Company's revenues are derived from written contracts with our customers. Our contracts document our customers' intent to utilize our services and the relevant terms and conditions under which our services will be provided. Our contracts generally do not contain minimum purchase requirements, nor do they include termination penalties. Our customers may generally cancel our contract, without cause, upon written notice (generally ninety days). While our contracts do have stated terms, because of the facts stated above, they are accounted for on a month-to-month basis.

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

Disaggregated Revenue

Revenues by our clients' industry vertical for the year ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
Vertical	2022	2021
Telecom	99,253	88,487
E-commerce & Consumer	77,565	89,560
Financial & Business Services	53,013	95,023
Media & Cable	51,945	72,239
Travel & Hospitality	50,191	55,832
Healthcare & Education	29,054	42,998
Technology, IT & Related Services	12,151	13,126
Other verticals	11,902	12,977
Gross revenue	385,074	470,242
Less: Warrant contra revenue	-	87
Net revenue	385,074	470,329

6.	NET INCOME / (LOSS) PER SHARE

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

The Company maintained Startek's 2008 Equity Incentive Plan (see Note 11, "Share-based compensation and employee benefit plans" for more information).

For the year ended December 31, 2022 and 2021 the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Year Ended December 31,
	2022	2021
Shares used in basic earnings per share calculation	40,305	40,719
Effect of dilutive securities:
Stock options	-	367
Total effects of dilutive securities	-	367
Shares used in dilutive earnings per share calculation	40,305	41,086

For the year ended December 31, 2022 and 2021 the following number of shares were not included in the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Anti-dilutive securities
Stock options	2,533	79
	2,533	79

7.	IMPAIRMENT LOSSES AND RESTRUCTURING/EXIT COST

Impairment loss
As of December 31, 2022, based on the quantitative assessment, we concluded that goodwill was partly impaired. Our annual impairment testing resulted in impairment charge of $4,187 and $3,865 in Americas and Malaysia reporting units, respectively. This was triggered by the increase in WACC assumption. The steep increase in risk free rates and interest rates in the past few quarters have led to a sharp increase in WACC assumptions. As of December 31, 2021, based on the qualitative and quantitative assessment, we concluded that there was no impairment of goodwill.

As of December 31, 2022 and 2021, the Company recognized an impairment charge of $1,110 and $4,514 respectively on right-of-use assets related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and-mortar infrastructure with a view of rationalizing excess capacity. The Company does not plan to use such sites for 'on premise' operations and as per the existing contractual terms of the lease agreement the Company does not have the right to stop making lease payments for the remaining lease terms or to sublease such premises. The remaining lease term for such sites as at year end ranges from 12-51 months.

Restructuring/Exit cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs and other acquisition related costs, which are included in other accrued liabilities in our consolidated balance sheet.

	Year Ended December 31, 2022
	Employee related	Facilities related	Total
Balance on December 31, 2021	310	155	465
Accruals	551	111	662
Payments	(822)	(266)	(1,088)
Balance on December 31, 2022	39	-	39

	Year Ended December 31, 2021
	Employee related	Facilities related	Total
Balance on December 31, 2020	-	25	25
Accruals	1,749	193	1,942
Payments	(1,439)	(63)	(1,502)
Balance on December 31, 2021	310	155	465

Employee related

The Company has closed few of its facilities in Peru in 2022 and Philippines in 2021, we have terminated service of number of employees working in those facilities and recognized a provision for employee-related costs regarding the above termination. We expect to pay the remaining termination costs of $39 by the end of the second quarter of 2023.

8.	DERIVATIVE INSTRUMENTS

Non-designated hedges

In the month of October 2022, we have entered into an interest rate cap contracts as required by our lenders. The duration of these contracts is for a period of 2 years till May 2024. These hedges are not designated hedges under ASC 815, Derivatives and Hedging.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in 'Interest expense and other income (expense), net' in Consolidated Statement of Income (loss). The following table presents these amounts for the year ended December 31, 2022 and 2021.

	Year Ended December 31,
Derivatives not designated under ASC 815	2022	2021
Mark to Market loss on Interest rate cap	(113)	-

9.	FAIR VALUE MEASUREMENTS

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

The following tables set forth our assets and/or liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. These balances are included in 'Prepaid and Other current assets' and/or 'Other current liabilities', respectively, on our balance sheet.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	-	-	-	-
Total fair value of assets measured on a recurring basis	-	-	-	-

Liabilities:
Interest rate cap	-	(113)	-	(113)

Total fair value of liabilities measured on a recurring basis	-	(113)	-	(113)

As on December 31,2021, total fair value of assets and liabilities measured on a recurring basis was nil.

10.	DEBT

The below table presents details of the Company's debt as at:

	December 31, 2022	December 31, 2021
Short term debt
Working capital facilities	14,267	3,450
Current maturity of long term debt
Current maturity of term loan	119,194	4,125
Current maturity of equipment loan	1,272	1,682
Current maturity of finance lease obligations	-	423
Total	134,733	9,680

Long term debt
Term loan, net of debt issuance costs	41,175	158,543
Equipment loan	-	1,632
Total	41,175	160,175

Working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $28 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 2.0% and 4.5% and are due on demand. These facilities are collateralized by various Company assets and have a total outstanding balance of $14.3 million as of December 31, 2022.

Term loan

On February 18, 2021, the Company completed a debt refinancing with a newly secured $185 million senior debt facility, comprising of $165 million term loan and a $20 million revolving credit facility. Under the new senior debt arrangement, the borrowings will bear a tiered interest rate and will range between LIBOR plus 375 to 450 basis points, subject to certain financial ratios. The Company is required to meet these financial ratios on a quarterly basis. As of December 31, 2022, the Company was in compliance with all financial covenants. The Adjusted Leverage in respect of the most recently completed Relevant Period was less than 2.25, hence the applicable margin was set at 375 basis points.

On February 22, 2021, the Company used proceeds from the above facilities agreement to prepay and terminate the existing credit facility made available to it under that certain Amended and Restated Senior Term and Revolving Facilities Agreement, dated October 27, 2017.

The term loan facility was to amortize 2.5% on the date that is 21 and 24 months from closing, 3.75% on the date that is 27, 30, 33 and 36 months from closing, 5.0% on the date that is 39, 42, 45, 48 and 51 months from closing, 10% on the date that is 54 months from closing and 15% on the date that is 57 months from closing and balance to be paid on closure of term loan with the last installment due in 2026.

During the year, the Company redeemed its investment in CSS Corp LP and received proceeds of $45.6 million. The Company has utilised these proceeds and made a prepayment of senior debt of $41.3 million on January 10, 2023, according to clause 8.3 of the facilities agreement. Also, on January 11, 2023, the Company entered into a definitive “Sale and Purchase Agreement" pursuant to which Arabian Internet and Communications Services Company (Solutions) will acquire the Company’s indirect 51 percent ownership interest in CCC, which is the Company’s joint venture that operates in the Kingdom of Saudi Arabia. It is anticipated that the closing of the transactions contemplated by the Sale and Purchase Agreement will occur during the second quarter of 2023 and the Company is expected to receive proceeds net of tax of $55.1 million. The Company will apply these proceeds towards prepayment of the senior debt according to clause 8.2 read with clause 8.4 of the facilities agreement. Hence, the amount of $96.4 million is classified under 'Current Maturity of Term Loan' in the note above. Consequently, the revised principal payments due on the term loan are as follows:

Years	Amount
2023	119,194
2024	30,935
2025	10,746
160,875

In 2021, the Company incurred a debt issuance cost of $11.3 million in connection with the new term loan. As per ASC 470, accounting guidance on term loan extinguishment, the Company has expensed off the debt issuance cost of $8.5 million paid to the lenders towards the new term loan and $2.5 million remaining unamortised debt issuance cost of the old term loan in interest expenses, net in the consolidated statement of income (loss).Debt issuance costs paid to the Company’s counsel and other third parties of $2.8 million was being amortized over the period of the new term loan.

Following table presents the changes in debt issuance cost during the year ended December 31, 2022 and year ended December 31, 2021:

	December 31, 2022	December 31, 2021
Opening balance	2,332	2,670
Add: Debt issuance cost (refinancing of term loan)	-	11,269
Less: Expensed out (ASC 470 - extinguishment or modification)	-	(10,937)
Less: Amortization of debt issuance cost*	(1,825)	(670)
Closing balance	507	2,332

*Includes one time amortization of $1,260 in current year.

Non-recourse factoring
We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was $18.09 million and $21.6 million as of December 31, 2022 and December 31, 2021, respectively.

BMO Equipment Loan
On December 27, 2018, the Company executed an agreement to secure a loan against US and Canadian assets in the amount of $2.06 million at the interest of 7.57% per annum, to be repaid over 2.5 years. The loan was funded in January 2019 and fully repaid in May 2022.

Equipment Loan
On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amounts outstanding as at December 31, 2022 is $1.3 million.

Finance lease obligations
From time to time and when management believes it to be advantageous, we may enter into other arrangements to finance the purchase or construction of capital assets. As on December 31, 2022, finance lease obligation is Nil

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

Share-based compensation
Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the StarTek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the year ended December 31, 2022 and 2021 was $1,551 and $1,418 respectively and is included in selling, general and administrative expense. As of December 31, 2022, there was $2,395 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.19 years.

In connection with the Aegis Transactions, the Company maintained Startek's 2008 Equity Incentive Plan (the “Plan”), which reserved 900,000 shares of common stock for issuance pursuant to the terms of the Plan plus 274,298 shares that remained available for future issuance under prior plans on the effective date of the Plan, which was May 5, 2008. An Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in May 2014, which authorized an additional 500,000 shares of common stock for issuance. At our annual meeting of stockholders in June 2016, May 2019, and May 2020 the board of directors and stockholders authorized another 250,000, 300,000, and 200,000 shares of common stock for issuance respectively, under the Amended and Restated Plan. Additional 225,000 shares and 1,550,000 shares were authorized by board and majority shareholders in September 2020 and May 2021 respectively, under the Amended and Restated Plan. As of December 31, 2022, there were 907,085 shares available for future grant under the Plan. Our plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The types of awards that may be granted under the Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units or other stock-based awards. The terms of the awards granted under the Plan will expire no later than ten years from the grant date. The Committee determines the vesting conditions of awards; however, subject to certain exceptions, an award that is not subject to the satisfaction of performance measures may not fully vest or become fully exercisable earlier than three years from the grant date, and the performance period for an award subject to performance measures may not be shorter than one year.

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

Stock options
A summary of stock option activity under the Plan is as follows:

	Year Ended December 31, 2022
	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2021	2,738,107	5.84	-
Granted	765,138	5.51	-
Exercised / Released	(116,616)	2.57	-
Cancelled / Forfeited	(841,667)	5.64	-
Expired	(12,100)	2.90	-
Outstanding as of December 31, 2022	2,532,862	5.97	6.00
Vested and exercisable as of December 31, 2022	1,753,486	6.06	4.67

	Year Ended December 31, 2021
	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2020	2,395,663	5.38	-
Granted	777,310	5.93	-
Exercised / Released	(407,225)	3.43	-
Cancelled / Forfeited	(10,000)	6.43	-
Expired	(17,641)	2.85	-
Outstanding as of December 31, 2021	2,738,107	5.84	6.41
Vested and exercisable as of December 31, 2021	1,834,355	5.90	4.92

The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.96 and $3.64, respectively. The total fair value of shares vested was $1,296 and $1,280 during the years ended December 31, 2022 and 2021, respectively.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	1.63%-3.67%	0.93% - 1.69%
Dividend yield	-	-
Expected volatility	54.44%-55.41%	54.61% - 55.39%
Expected life in years	10	10

The risk-free interest rate is based on the U.S. Treasury strip yield in effect at the time of grant with a term equal to the expected term of the stock option granted. Average expected life and volatilities are based on historical experience, which we believe will be indicative of future experience.

Employee Stock Purchase Plan
In connection with the Aegis Transactions, the Company maintained Startek's employee stock purchase plan ("ESPP"). Under the terms of our ESPP, eligible employees may authorize payroll deductions up to 10% of their base pay to purchase shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. A total of 400,000 shares were authorized under the original ESPP Plan; an Amended and Restated Plan was approved by our board of directors and stockholders at our annual meeting of stockholders in June 2016 and May 2019, which authorized an additional 100,000 and 150,000 shares of common stock for issuance. As of December 31, 2022, 62,726 shares were available for issuance.

During year ended December 31, 2022 and 2021, 19,470 shares and 20,206 shares were purchased under this plan at an average price of $2.96 and $5.39, respectively. Total expense recognized related to the ESPP during 2022 and 2021, was $18 and $34, respectively. The assumptions used to value the shares under the ESPP using the Black-Scholes method were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	0.52%-4.42%	0.03% - 0.06%
Dividend yield	-	-
Expected volatility	43.11%-87.26%	49.27% - 70.32%
Expected life in years	3 months	3 months

The weighted average grant date fair value of these shares was $0.92 and $1.67 per share during year ended December 31, 2022 and 2021, respectively.

Gratuity and other post-employment benefit plans
a) 401(k) Plan
We have a safe harbor 401(k) plan that allows participation by all eligible employees as of the first day of the month following their hire date. Eligible employees may contribute up to the maximum limit determined by the Internal Revenue Code. Participants receive a matching contribution after completing one year of service. We match 100% of the participant’s contribution for the first 3% and 50% of the participant’s contribution for the next 2%. Company matching contributions to the 401(k) plan totaled $343 and $361 during year ended December 31, 2022 and December 31, 2021, respectively.

b) Philippines Pension Plan
The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) for its covered employees in the Philippines. The Pension Plan provides defined benefits based on years of service and final salary.

All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plan. Remeasurement changes are reflected in Accumulated Other Comprehensive Income (AOCI). As of December 31, 2022 and December 31, 2021 the defined benefit obligation of $213 and $199, respectively, were included in other long term liabilities in the Consolidated Balance Sheets.

c) Defined contribution plans

Contributions to defined contribution plans are charged to the consolidated statement of operations in the period in which services are rendered by the covered employees. The Company contributed the following amounts to defined contribution plans in various jurisdictions for given period:

Particulars	Year Ended December 31, 2022	Year Ended December 31, 2021
Contribution to defined contribution plans	9,651	9,964

d) Defined benefit plans
Gratuity Plan (Unfunded)
In accordance with applicable local laws, the Company provides for gratuity, a defined benefit retirement plan (Gratuity Plan) covering certain categories of employees in India. The Gratuity Plan provides a lump-sum payment to vested employees, at retirement or termination of employment, an amount based on the respective employee’s last drawn salary and the years of employment with the Company. The Gratuity Plan benefit cost for the year is calculated on an actuarial basis. The following table sets forth amounts of obligation recognised in financial statements based on actuarial valuations carried out as of December 31, 2022 and 2021:

Particulars	December 31, 2022	December 31, 2021
(a) Liability recognized in consolidated balance sheet
Liability at the end of the year	2,031	2,224

(b) Current/Non current liability
Current liability	484	513
Non current liability	1,547	1,711

e) Compensated absences
The Company’s liability for compensated absences is determined based upon local laws/company policy. The Company establishes the liability based upon the employee’s last salary.

12.	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2022 and 2021 from continuing operations is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Tax expense	4,087	6,934

The domestic and foreign source component of income (loss) from continuing operations before income taxes was:

	Year Ended December 31, 2022	Year Ended December 31, 2021
U.S.	(20,984)	(13,140)
Foreign	24,786	18,981
Total	3,802	5,841

Significant components of the provision for income taxes from continuing operations were:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current
Federal	1,594	58
State	60	272
Foreign	5,640	6,466
Total current (benefit) expense	7,294	6,796

Deferred
Federal	18	(1)
State	10	10
Foreign	(3,235)	129
Total deferred (benefit) expense	(3,207)	138

Total income tax expense	4,087	6,934

Significant components of deferred tax assets and deferred tax liabilities included in the accompanying consolidated balance sheets are as follows:

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets
Unabsorbed losses and depreciation carried forward	21,422	23,633
Property, plant and equipment, net	217	-
Provision for employee benefit	2,509	1,886
Provision for expenses and others	5,829	4,395
Provision for doubtful debts	748	843
Other temporary differences	3,863	2,912
Total deferred tax assets	34,588	33,669
Valuation allowance	(25,676)	(26,835)
Total deferred tax assets, net of valuation allowance	8,912	6,834

Deferred tax liabilities
Property, plant and equipment, net	2,311	2,332
Identifiable intangibles	14,298	15,723
Other temporary differences	1,946	1,854
Prepaid expenses	458	102
On retained earnings	2,636	2,572
Total deferred tax liabilities	21,649	22,583

Net of deferred tax assets and liabilities	(12,737)	(15,749)

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis on our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the U.S. or in the local country. Within consolidated retained earnings at December 31, 2022 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. The Company has a deferred tax liability of $2,636 and $2,572 for the estimated taxes associated with the repatriation of these earning for the year ended December 31, 2022 and 2021, respectively. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation based on certain provisions in U.S. tax law such as the Global intangible low taxable income and under certain other circumstances.

Differences between U.S. federal statutory income tax rates and our effective tax rates for the year ended December 31, 2022 and December 31, 2021 are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Statutory tax rate	21%	21%
Effect of state taxes (net of federal benefit)	-104%	-22%
Rate differential on foreign earnings	34%	14%
Valuation allowance	6%	-93%
Carryover attributes	-20%	84%
Disallowances for income tax purposes	79%	1%
Global intangible low taxable income	192%	60%
Undistributed earnings	3%	2%
Foreign Withholding tax	13%	43%
Currency translation adjustment	-4%	3%
Uncertain tax position	2%	-
Exempt Income	-112%	-
Others, net	-3%	5%
Total	107%	118%

We operate in multiple tax jurisdictions including Australia, Malaysia, India, South Africa, UK, Netherlands, Sri Lanka, Peru, Mauritius, Singapore, Philippines, Honduras, Jamaica, Canada and US. As a result, our effective tax rate changes from year to year based on recurring factors such as the geographical mix of income before taxes, state and local taxes, the ratio of permanent items to pre-tax book income and the implementation of various global tax strategies, as well as non-recurring events.  The Company recorded income tax expense/(benefit) of $4,087 and $6,934  for the year ended December 31, 2022 and 2021, respectively.

The movement in effective tax rate was primarily as a result of:

(i) Increase in state tax losses and corresponding generation of DTA and subsequent creation of VA
(ii) GILTI tax on capital gain arising on account of redemption of interest in partnership

(iii) Impairment of goodwill
(iv) Reduction in foreign tax credit write off amount as compared to previous year

We had U.S. gross federal net operating losses carry forwards of approximately $39.22 million and $47.80 million as at December 31, 2022 and as at December 31, 2021 respectively, and gross state net operating loss carry forwards of approximately $120.40 million and $28.74 million as at December 31, 2022 and as at December 31, 2021 respectively, which may be available to offset federal and state income tax liabilities, respectively, in the future. The federal net operating loss carryforwards generated in 2017 and before, if not utilized, will expire beginning in 2028. Federal NOL generated in 2018 and after will not expire. The State net operating losses will expire based on each state income tax laws. We had gross Non-US net operating losses carryforward of approximately $25.23 million as at December 31, 2022 and $36.04 million as at December 31, 2021. Net operating losses of Sri Lanka and Mauritius aggregating to $1.11 Million will expire through 2026 and the remaining NOL have no expiration. In general, under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income.

We have been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of Honduras, Jamaica, and certain qualifying locations in the Philippines. Generally, a Tax Holiday is an agreement between us and a foreign government under which we receive certain tax benefits in that country. In Honduras, we have been granted approval for an indefinite exemption from income taxes. The tax holidays for our qualifying Philippines facilities expire at staggered dates through 2031. Our Tax Holidays could be eliminated if there are future changes in our operations or the governmental authorities approve legislation to modify the Tax Holidays in the various taxing jurisdictions. The aggregate reduction in income tax expense was $0.86 million and $0.74 million for the year ended December 31, 2022 and 2021 respectively.

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

The following table indicates the changes to our unrecognized tax benefits for the year ended December 31, 2022 and December 31, 2021. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. If recognized, all of these benefits would impact our income tax expense, before consideration of any related valuation allowance.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Unrecognized, beginning	78	78
Additions due to acquisition	-	-
Additions based on tax positions taken in the period	80	-
Reductions based on tax positions taken in the period	-	-
Unrecognized, ending	158	78

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following items:

	Year Ended December 31, 2021
	Foreign Currency Translation	Change in fair value of derivative instruments	Unrecognised pension cost	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2020	(4,529)	(8)	(2,749)	(7,286)	(3,071)	(10,357)
Continuing Operations
Foreign currency translation	(2,903)	-	-	(2,903)	-	(2,903)
Reclassification to operations	-	8	-	8	-	8
Pension amortization, net of tax	-	-	(442)	(442)	-	(442)
Discontinued Operations
Foreign currency translation	44	-	-	44	-	44
Reclassification to operations	572	-	-	572	-	572
Pension amortization, net of tax	-	-	(680)	(680)	(816)	(1,496)
Balance on December 31, 2021	(6,816)	-	(3,871)	(10,687)	(3,887)	(14,574)

	Year Ended December 31, 2022
	Foreign Currency Translation	Change in fair value of derivative instruments	Unrecognised pension cost	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2021	(6,816)	-	(3,871)	(10,687)	(3,887)	(14,574)
Continuing Operations
Foreign currency translation adjustments	(4,965)	-	-	(4,965)	-	(4,965)
Pension amortization, net of tax	-	-	187	187	-	187
Discontinued Operations
Foreign currency translation adjustments	-	-	-	-	-	-
Pension amortization, net of tax	-	-	(593)	(593)	(714)	(1,307)
Balance on December 31, 2022	(11,781)	-	(4,277)	(16,058)	(4,601)	(20,659)

14.	SEGMENT AND GEOGRAPHICAL INFORMATION

The Company provides business process outsourcing services (“BPO”) to clients in a variety of industries and geographical locations. Our approach is focused on providing our clients with the best possible combination of services and delivery locations to meet our clients' needs in the best and most efficient manner. Our Chief Executive Officer (CEO), who have been identified as the Chief Operating Decision Maker ("CODM"), reviews financial information mainly on a geographical basis.

Our operating business model is focused on geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography wise, hence the geographical level represents the operating segments of Startek Inc. In the current year with operations in Middle east and Argentina being considered as held for sale, we identified following geographies as reportable segments;

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Australia
e) South Africa
f) Rest of World

	Year Ended December 31,	Year Ended December 31,
Revenue	2022	2021
Americas	168,009	258,123
India & Sri Lanka	108,303	104,099
Malaysia	44,964	53,934
Australia	38,264	33,682
South Africa	22,325	16,992
Rest of World	3,209	3,499
Total	385,074	470,329

	Year Ended December 31,	Year Ended December 31,
Operating income (loss)	2022	2021
Americas	(360)	(1,143)
India & Sri Lanka	7,622	7,856
Malaysia	10,481	14,358
Australia	3,927	4,730
South Africa	2,953	1,796
Rest of World	(4,064)	(1,361)
Segment operating income (loss)	20,559	26,236
Startek consolidation adjustments
Private offer transaction cost	(2,867)	-
Intangible amortization	(10,347)	(10,348)
Goodwill impairment	(8,052)	-
Total operating income (loss)	(707)	15,888

A single client in the Americas segment accounted for 10% of the consolidated total net revenue during the year ended December 31, 2022, and 2021.

Property, plant and equipment, net by geography based on the location of the assets is presented below:

	As of December 31, 2022	As of December 31, 2021
Property, plant and equipment, net
Americas	9,718	11,335
India & Sri Lanka	8,340	8,712
Malaysia	2,390	2,818
Australia	829	738
South Africa	1,508	1,649
Rest of World	160	176
Total	22,945	25,428

Investment in Equity Accounted Investees

On February 25, 2021, the Company have made a $25 million investment in CSS Corp LLP (“an Investment Limited Liability Partnership”), The Company accounted this investment under the equity accounted investee method of accounting in accordance with ASC 323-30-S99-1. The CODM receives a partnership statement of CSS Corp LP on quarterly basis and evaluates the carrying value of the investment in equity accounted investees. During the year, on December 27, 2022, the Company has redeemed its investment in CSS Corp LP and received proceeds of $45.6 million. Refer Note 18(a) for more details.”.

15.	PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment as of December 31, 2022 and December 31, 2021 consisted of the following, by asset class:

	As of December 31, 2022	As of December 31, 2021
Land, buildings and improvements	9,155	10,636
Telephone and computer equipment	17,812	22,279
Furniture, fixtures, and miscellaneous equipment	4,858	3,775
Capital work in progress	4,328	3,177
Computer Software	14,087	26,583
Assets acquired under capital lease	1,509	4,073
	51,749	70,523
Less: Accumulated depreciation, amortization and impairment	(27,332)	(41,482)
Less: Accumulated depreciation and amortization under capital lease	(1,472)	(3,613)
Total property, plant and equipment, net	22,945	25,428

Depreciation and amortization expense for property, plant and equipment was $12,246 and $13,253 for the year ended December 31, 2022 and 2021, respectively.

16.	INTEREST EXPENSES AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net for the years ended December 31, 2022, and 2021 were composed of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest income	249	519
Interest expense	(7,268)	(6,599)
Other finance cost	(2,358)	(12,065)
Other income (expense)	(457)	927
Interest and other income (expense), net	(9,834)	(17,218)

17.	LEASES

We have operating and finance leases for service centers, corporate offices and certain equipment. Our leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating lease cost	19,346	25,009

Finance lease cost
Amortization of right-of-use assets	423	707
Interest on lease liabilities	17	52
Total finance lease cost	440	759

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	21,182	25,314
Operating cash flow from finance leases	17	52
Financing cash flows from finance leases	423	523

Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,770	15,382

Supplemental balance sheet information related to leases was as follows;

	As of December 31, 2022	As of December 31, 2021
Operating leases
Operating lease right-of-use assets	36,450	55,354

Operating lease liabilities - current	14,492	19,566
Operating lease liabilities - non-current	26,651	42,004
Total operating lease liabilities	41,143	61,570

Finance Leases
Property and equipment, at cost	1,509	4,074
Accumulated depreciation	(1,471)	(3,613)
Property and equipment, at net	38	461

Finance lease liabilities - current	-	423
Finance lease liabilities - non-current	-	-
Total finance lease liabilities	-	423

Weighted average remaining lease term	As of December 31, 2022	As of December 31, 2021
Operating leases	2.60 years	3.18 years
Finance leases	0.00 years	0.00 years

Weighted average discount rate
Operating leases	6.0%	6.1%
Finance leases	0.0%	0.0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of December 31, 2022 to the finance and operating lease liabilities recorded on the Company’s balance sheet:

Year ended December 31,	Operating Leases	Finance Leases
2023	18,144	-
2024	14,090	-
2025	8,098	-
2026	3,301	-
2027	1,485	-
Thereafter	2,699	-
Total lease payments	47,817	-
Less: Imputed interest	(6,674)	-
Total lease liabilities	41,143	-

18.	Investment in Equity Accounted Investees

(a) CSS Corp LP

The Company had made a $25 million minority investment through its subsidiary CSP Alpha in CSS Corp. LP (“CSS”), a new-age IT services and technology support solutions company that harnesses the power of AI, automation, analytics, cloud, and digital to address customer needs. Through this investment, the Company has acquired an indirect beneficial interest in CSS of circa 26%.

On December 27, 2022, CSP Alpha, entered into an Acquisition and Redemption Agreement with CSP Fund II LP (acting through its general partner CSP EAF II GP Limited), as incoming additional limited partner, and CSP CSS GP Limited, in its capacity as general partner of CSS Corp LP. Pursuant to the Acquisition and Redemption Agreement, the Company redeemed in full all the partnership interests held by CSP Alpha in the Partnership for a cash redemption price of $45.6 million. The Company has disposed of the investment in CSS at a price that is offered to other target investors by the CSP Fund. Following the Redemption Transaction, CSP Alpha ceased to be a limited partner of the Partnership and has no rights or liabilities relating to the Partnership with respect to periods after the completion of the redemption.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Aggregate amounts of the Company’s share of income of equity-accounted investees	5,496	6,688
Net gain on disposal of investment	8,499	-
	13,995	6,688

Reconciliation to carrying amounts	As of December 31, 2022	As of December 31, 2021
Opening net assets	31,688	-
Acquired during the year	-	25,000
Share of income of equity-accounted investees	5,496	6,688
Net gain on disposal of investment	8,499	-
Proceeds from redemption of investment	(45,683)	-
Carrying value of investment	-	31,688

b) Individually immaterial associates

The Company had individually immaterial investments in equity-accounted investee in Australia. It has 33.33% interest in Queensland Partnership Group Pty. Ltd and 16.67% interest in Services Queensland Partnership in Australia. The Company's share of income (loss) of equity-accounted investee, is accounted under the “equity method” as per which the share of income (loss) of equity-accounted investee had been added to the cost. In 2021, the Company had realized carrying amounts related to investment in individually immaterial associates.
Aggregate share of loss of immaterial associates was $7 for year ended December 31, 2021.

19.	COMMON STOCK

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

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. Our stock repurchase plan may be suspended or discontinued at any time. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of our common stock, general market and economic conditions, the shares withheld for taxes associated with the vesting of restricted stock, other corporate considerations and management’s determination as to the appropriate use of our cash.

During the year ended December 31, 2022, we repurchased an aggregate of 426,455 shares of our common stock under our repurchase plan at an average cost of $4.29 per share.
Stock repurchase activity during the year ended December 31, 2022 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
January 31, 2022	130,803	5.08	130,803	1,432,822
February 28, 2022	75,865	4.90	75,865	1,061,426
March 31, 2022	52,739	4.36	52,739	831,229
April 30, 2022	-	-	-	831,229
May 31, 2022	20,000	3.15	20,000	768,156
June 30, 2022	-	-	-	768,156
July 30, 2022	-	-	-	768,156
August 31, 2022	-	-	-	768,156
September 30, 2022	90,726	3.31	90,726	468,158
October 31, 2022	29,586	3.61	29,586	361,476
November 30, 2022	26,726	3.49	26,726	268,158
December 31, 2022	-	-	-	268,158
Total	426,445		426,445

(1) Excludes broker commission

20. PRIVATE OFFER TRANSACTION COST

On January 17, 2022, the Company announced that the board of directors has formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal, dated December 20, 2021, by CSP Management Limited (“CSP”) to acquire all outstanding shares of common stock of Startek that it does not already beneficially own for $5.40 in cash per share. On August 8, 2022, CSP issued a revised non-binding proposal to acquire all the shares of Startek for $4.65 per share in cash. The special committee has engaged legal and financial advisors to assist in its consideration of the proposal. The special committee has appointed Foros Securities LLC as a financial advisor in connection with private offer.

The committee had analyzed various factors such as forecast submitted by the Company, trading history of Startek stock, macroeconomic environment, etc. and determined that the proposed price at $4.65 is inadequate and not in the best interests of the shareholders of Startek. Further, on September 9, 2022, the special committee of its Board of Directors rejected the non-binding proposal by CSP. Since then, CSP has formally withdrawn their proposal and the special committee has been dissolved. The Company incurred total expenses of $2,867 during the year ended December 31, 2022 which is included in selling, general and administrative expenses.

21. Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for annual financial statements for the year ended December 31, 2022. The summary of government assistance received/receivable by the Company during the financial year at each geo-graphical level is provided below:

	India	Malaysia	Australia	South Africa	Total
December 31, 2022	808	188	1,444	329	2,769
December 31, 2021	742	330	1,484	284	2,840

India:

During the year, India geography has received following two assistance from government:

a. Service Exports from India Scheme (SEIS)

During the year ended December 31, 2022 and December 31, 2021, India geography has received an amount of $697 and $694 relating to Service Exports from India Scheme (SEIS). Service Exports from India Scheme (SEIS) aims to promote the export of services from India by providing duty scrip credit for eligible exports. These scrips can be used for payment of essential customs duty and specific other duties and freely transferable. The assistance is given under the Foreign Trade Policy 2015-20. The amount received from the Government is reported as 'Revenue' in the Consolidated Statement of Income (loss) and the amount receivable as at December 31, 2022 and December 31, 2021 is $483 and $653 respectively and the same has been reported as a part of 'Prepaid expense and other current assets' in the Balance Sheet.

b. National Apprenticeship Promotion Scheme (NAPS)

During the year ended December 31, 2022 and December 31, 2021, India geography has received an amount of $111 and $48 relating to National Apprenticeship Promotion Scheme (NAPS) introduced by Government of India to promote apprenticeship. The assistance is provided to businesses for sharing their cost as per the prescribed limits. Apprenticeship is implemented by the Ministry of Skill Development and Entrepreneurship at the national level. The amount received from the Government is netted off from 'Salary Cost' in the Consolidated Statement of Income (loss) and no amount is pending to be receivable as on December 31, 2022 and December 31, 2021, respectively.

Malaysia:

During the year ended December 31, 2022 and December 31, 2021, Malaysia geography has received an amount of $188 and $330 respectively from I2M and Iskander Regional Development Authority. The assistance is provided in relation to the expansion of an establishment of a Business Process Outsourcing Centre of Excellence in Iskandar Puteri, Johor. The assistance is provided to businesses for sharing their rent and training costs as per the prescribed limits. The amount receivable from the Government for the financial year is netted off from 'Rent Cost' in the Consolidated Statement of Income (loss). The amount receivable as at December 31, 2022 and December 31, 2021 is $444 and $256 respectively and the same is reported as a part of 'Prepaid expense and other current assets' in the Balance Sheet.

Australia:

During the year ended December 31, 2022 and December 31, 2021, Australia geography has received an amount of $1,444 and $1,484 respectively from Department of Education, Skills, and Employment. This assistance is introduced by the Govt in Oct 2020 due to Pandemic to incentivised the employer to control on layoff. Under this scheme, Wage subsidy is provided to Upskill the employees if they have not done the specified courses earlier. The amount receivable from the Government for the financial year is netted off from 'Salary Cost' in the Consolidated Statement of Income (loss). The amount receivable as at December 31, 2022 and December 31, 2021 is $818 and $124 respectively and the same has been reported as a part of 'Prepaid expense and other current assets' in the Balance Sheet.

South Africa:
During the year ended December 31, 2022 and December 31, 2021, South Africa geography has received an amount of $329 and $284 respectively from Ministry of Trade and Industry of South Africa. The objective of the incentive is to create youth employment in South Africa through servicing offshore activities by contributing to the country's export revenue. The amount receivable from the Government for the financial year is netted off from 'Salary Cost' in the Consolidated Statement of Income. The amount receivable as at December 31, 2022 and December 31, 2021 is $23 and $17 respectively and the same has been reported as a part of 'Prepaid expense and other current assets' in the Balance Sheet.

22. SUBSEQUENT EVENTS
None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act 1934, with the supervision and participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, which is the period covered in this Annual Report.

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

Based on the process carried out as mentioned above, our CEO and CFO have concluded that our disclosure controls and procedures were effective on December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such terms defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles. Management with the participation of Chief Executive Officer and Chief Financial Officer has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the framework in “Internal Control-Integrated Framework” issued by Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has concluded that our internal controls over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors

Set forth below is information regarding our Board of Directors as of December 31, 2022:

Sanjay Chakrabarty; age 54; Managing Partner, Capital Square Partners Management Pte Ltd.

Mr. Chakrabarty is a Managing Partner of CSP and has been serving on the board of the Company since July 2018. In addition, he has been a director on the board of CSS Corp, since June 2013. Mr. Chakrabarty was previously a board member of Minacs and Indecomm Corporation. Prior to founding CSP, Mr. Chakrabarty served as the President of Columbia Capital’s India and SE Asia investments platform from late 2007 to December 2012. Before his investment role, Mr. Chakrabarty was the Founder and CEO of MobiApps Holdings, a technology company that built products and services based on a patent protected radio frequency semiconductor chip for satellite communications. Prior to founding MobiApps, he was a management consultant with Arthur D. Little focusing on the Technology and Telecommunications industries, based in Washington DC. Mr. Chakrabarty holds a dual B.S. degree in Computer Engineering and Mathematics from Pennsylvania State University at Slippery Rock and an M.B.A. from Carnegie Mellon University.

.

Mukesh Sharda; age 51; Managing Partner, Capital Square Partners Management Pte Ltd.

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

Sudip Banerjee; age 62; Operating Partner, Capital Square Partners Management Pte Ltd.

Mr. Sudip Banerjee is the Operating Partner of Capital Square Partners Management Pte Ltd. (“CSP”). He is currently on the board of directors of L&T Technologies Ltd, Kesoram Industries Limited and IFB Industries Limited. He is also a member of the advisory board of TAPMI Business School, Jaipur, India. He was the chief executive officer of Larsen and Toubro Infotech Limited between 2008- 2011. Prior to that, he worked with Wipro Limited (“Wipro”) from 1983 to 2008 and was the President of the Enterprise Solutions Division at Wipro and a member of the Corporate Executive Council of Wipro between 2002 and 2008. He was a member of the Executive Council of National Association of Software and Service Companies of India during 2000 to 2002 and again from 2009 to 2011. He also served as a member on the Board of Governors of Indian Institute of Information Technology, Allahabad, India. Mr. Banerjee holds a graduate degree in Arts (honours course) in economics from University of Delhi, New Delhi, and a diploma in management from the All India Management Association, New Delhi.

Bharat Rao; age 57; Chief Executive Officer, Startek

Mr. Rao is a Non-executive Director of CSP and has been serving on the board of Startek since July 2018. He served as the President of the Company from September 13, 2021, to January 26, 2022. Mr. Rao was appointed as the Chief Executive Officer of the Company effective as of January 27, 2022. He was a Managing Partner of CSP prior to his role as Chief Executive Officer of Startek. Prior to CSP, Mr. Rao was a Managing Director with the investment banking arm of Credit Suisse in Asia from November 2012 to June 2016 and focused on financial sponsors and structured solutions. Prior to joining Credit Suisse Mr. Rao was a Managing Director and managed client relationships, origination, and financial sponsors group for ING Bank in Southeast Asia from August 2010 to November 2012. Before transitioning to investment banking, Mr. Rao served as the Country Manager (Indonesia) and head of Financials Services for Southeast Asia for Actis Capital from August 2006 to March 2009. Actis Capital is a leading emerging market-focused growth and buyout fund. Prior to this role in private equity, Mr. Rao was a Partner with the Australasian practice of PricewaterhouseCoopers and focused on providing transactions advisory services from February 1999 to July 2006. Mr. Rao holds a bachelor’s degree with honors in Electrical Engineering from the Indian Institute of Technology and an M.B.A. from the Indian Institute of Management.

Jerry Schafer; age 69; Retired

Mr. Schafer brings more than three decades of executive experience overseeing business development efforts, managing operations, and leading finance teams for global corporations. Prior to his retirement, Schafer most recently served as the vice president of worldwide development for McDonald’s Corporation, where he was responsible for the company’s global expansion initiatives. Schafer also served as chief operations officer and executive officer of development for McDonald’s China. Prior to McDonald’s, Schafer was the chief financial officer of Chipotle Mexican Grill, where he implemented multiple finance and accounting functions to support the company’s early stages of growth. Prior to his CFO role, Schafer led Chipotle’s initial expansion efforts outside the city of Denver, CO launching new restaurants in OHIO. Mr. Schafer holds a Bachelor of Arts degree in accounting from Walsh College and is a CPA. He currently serves on the board of trustees for Walsh College and the finance board for the Ronald McDonald House of North Carolina Tringle. Schafer is also on the board of salad and Go, a drive thru restaurant concept headquartered in Phoenix Arizona.

Albert Aboody; age 75; Retired

Mr. Aboody is a retired KPMG -US audit partner with 34 years of experience with public companies. He was also seconded to KPMG India where he led its audit practice and served as Deputy Chairman and as a member of its Advisory Board. Following his retirement, Mr. Aboody joined the Board of WNS Global Services in 2010 as chair of its audit committee until his retirement in 2017. During the period from 2011 to 2015, Mr. Aboody was the Independent Monitor for Price Waterhouse in connection with its compliance with SEC and PCAOB Orders. Mr. Aboody also co-authored the chapter on SEC Reporting Requirements in the 2001- 2008 editions of the Corporate Controller Manual. Mr. Aboody holds a bachelor’s degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and did graduate study in philosophy at Cambridge University.

Anupam Pahuja; age 55; Chief Executive Officer, ZaloPay

Mr. Pahuja currently serves as Chief Executive Officer of ZaloPay, the leading eWallet in Vietnam. Prior to this Mr. Pahuja spent eleven years at PayPal, most recently serving as the Vice President of India, South East Asia, the Middle East and Africa. Mr. Pahuja established several technology development centers across APAC for PayPal and launched PayPal’s business in India. Mr Pahuja has lived and worked in multiple countries and in varied companies from startups to multi-national corporations. He has authored several patents and is a world-renowned thought leader in the Fintech Space. Mr. Pahuja holds a B.S., Information Systems from Slippery Rock University of Pennsylvania and holds an M.B.A., International Business from Georgetown University McDonough School of Business.

Nallathur S. Balasubramanian (N. S. Bala or Bala); age 57; Retired

N.S. Bala is a veteran in the IT and ITeS sector with a track record of over 30 years in the US and European markets turning around businesses and accelerating growth while improving profitability. He took an early retirement from Wipro after 33 years of experience across multiple leadership roles in different geographies. Until recently, Mr. Bala was the CEO - Asia Pacific, Middle East and Africa Strategic Market Unit at Wipro. In this role, Mr. Bala was responsible for leading the company’s business across diverse industry sectors in the APMEA region, and for delivering to the profitability and growth agenda of Wipro, while shaping a unique and differentiated positioning for Wipro in the market. Mr. Bala was a member of the Wipro Executive Board and Group Executive Council. In his previous roles in Wipro, he was the President and Global Head for different business units which has given him a rich experience across industries and markets. He is also involved in entrepreneurial ventures in the software services space and will have directorship on these ventures that he may own or have funded. He holds a master’s in business administration from the Indian Institute of Management, Kolkata.

Certain Additional Directors

Set forth below is information regarding certain persons who served as a director during 2021 and a portion of 2022, which resulted in such persons being included below:

Aparup Sengupta; age 58; Operating Partner, Capital Square Partners Management Pte Ltd

Mr. Sengupta is the Operating Partner of Capital Square Partners Management Pte Ltd. (“CSP”) and a Board member at Startek. Mr. Sengupta served as Executive Chairman and Global Chief Executive Officer of the Company from January 15, 2020 to January 27, 2022. From 2014 to 2016, he was the Executive Chairman of The Minacs Group (“Minacs”), a business solutions company. Prior to joining Minacs, Mr. Sengupta was the Global CEO and Managing Director at Aegis from 2005 to 2012. Mr. Sengupta holds a bachelor’s degree in Electrical Engineering from the Indian Institute of Engineering Science and Technology, formally known as the Bengal Engineering and Science University. Mr. Sengupta resigned from the Board of Directors effective as of July 1, 2022.

Julie Schoenfeld; age 64; Vice President, Cruise Automation

Ms. Schoenfeld is a serial entrepreneur who has led four venture-backed startups. Her most recent company, Strobe Inc., (founded in 2014) was acquired by General Motors Cruise Automation in 2017 and is building groundbreaking LiDAR sensor technology for the self-driving car. Since 2017 she has been Vice President at GM Autonomous Vehicle Subsidiary, Cruise Automation. From 2007 to 2014 Julie was CEO of Perfect Market, Inc., a digital publishing software company backed by Trinity Ventures, Idealab, and Comcast. Perfect Market was acquired by Taboola in July 2104. Julie also served as CEO and founder for two other successful venture-backed start-ups. In 1999 she led the sale of Net Effect, Inc., for over $300M to Ask. Ms. Schoenfeld was also Vice President of worldwide sales for Stream International from 1995 to 1998. Julie holds a B.S. in engineering from Tufts University and an M.B.A. from Harvard Business School. Ms. Schoenfeld did not stand for reelection at the Company's annual meeting of stockholders held on November 21, 2022.

Audit Committee

Our Board of Directors has an Audit Committee that assists the Board of Directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process and our systems of internal accounting and financial controls. The Audit Committee is also responsible for the selection and retention of our independent auditors, reviewing the scope of the audit function of the independent auditors and approving non-audit services provided to us by our auditors, and reviewing audit reports rendered by our independent auditors. The members of the Audit Committee are Mr. Schafer Chairman, Mr. Aboody and Mr. Balasubramanian each of whom is an “independent director” as defined by the New York Stock Exchange’s (“NYSE”) listing standards and is financially literate.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of our common stock and changes in such ownership. The rules of the SEC require Insiders to provide us with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received by us, and written representations that no additional reports were required to be filed with the SEC, we believe that our Insiders have timely filed all Section 16(a) reports during the 2022 fiscal year, except that: (a) Sudip Banerjee made a late Form 4 filing on October 5, 2022, when such filing should have been made on August 19, 2022; and (b) Nishit Shah made a late Form 4 filing on February 14, 2022, when such filing should have been made on February 3, 2022.

Current Executive Officers

Set forth below is information regarding our executive officers as of December 31, 2022:

Officer Name	Age	Position	Joined StarTek
Bharat Rao	57	Global Chief Executive Officer	2021^
Nishit Shah	50	Chief Financial Officer	2022#
Surender Mohan Gupta	57	Global Chief People Officer	2018*

^ Bharat Rao was appointed as President of the Company on September 13, 2021. On January 27, 2022, the Board of Directors of the Company appointed Mr. Rao to serve as Chief Executive Officer of the Company effective as of January 27, 2022. Mr. Rao succeeds Aparup Sengupta, who resigned as the Chief Executive Officer and as the Chairman of the Board of Directors of the Company, effective as of January 27, 2022. Mr. Rao’s biography appears under the heading “Board of Directors".

#  Effective February 1, 2022, Nishit Shah was appointed to serve as Global Chief Financial Officer of the Company.

* Indicates executive officer who joined the Company in connection with the closing of the Aegis Transactions.

Nishit Shah; age 50; Chief Financial Officer

Mr. Shah currently serves as our Chief Financial Officer. Mr. Shah brings over 23 years of experience in finance and accounts, mergers and acquisitions, legal and compliance, audit, secretarial, taxation, budgeting, and financial planning and analysis. He previously served as Senior Vice President at Birlasoft where he was responsible for end-to-end financial reporting, business finance, pricing and contract management, and global taxation. In his earlier roles, he held senior positions at Infosys, Capgemini, Datamatics, Nicholas Piramal, and Haribhakti and Co. Mr. Shah holds a bachelor’s degree in Commerce and is a certified Chartered Accountant from the Institute of Chartered Accountants of India.

Surender Mohan (SM) Gupta; age 57; Global Chief People Officer

Dr. Gupta joined Startek in July 2018. Previously, SM served as Chief People Officer at Aegis, where he joined in 2008. SM brings over 2 decades of HR experience across a variety of industries, including IT, ITES, Telecom, Retail, Oil, and FMCG. Throughout his career, he has executed innovative, forward-thinking strategies to attract, develop, reward, and retain top talent. Under SM’s leadership, his organization has been instrumental in winning numerous distinct HR awards from industry bodies such as Great Place to Work, CII HR Excellence Award, several Diversity Awards by SHRM, Aon/ Kincentric Best Employer Awards in India, Australia and Malaysia and Stevie award in US. SM serves as board director for several companies under Startek and is a governing board member for the National Abilympic Association of India. He holds a master's degree in business administration (MBA) from Kurukshetra University, and a Doctorate degree (Ph.D.) in Commerce and Management Studies from Andhra University.

Certain Former Executive Officer

Set forth below is information regarding a certain person who was an executive officer during a portion of 2022, which resulted in such person being included below in “Item 11 - Summary Compensation Table”:

Aparup Sengupta; age 59; Former Global Chief Executive Officer

Mr. Sengupta served as our non-executive Chairman from July 2018 following the closing of the Aegis Transactions until his appointment as Global Chief Executive Officer on January 15, 2020. Mr. Sengupta resigned as the Chief Executive Officer and as the Chairman of the Board of Directors of the Company, effective as of January 27, 2022. Mr. Sengupta continued to serve as member of the Board of Directors of the Company until his resignation effective as of July 1, 2022.

Vikash Sureka; age 47; Former Chief Financial Officer

Effective from February 25, 2021, Mr. Sureka appointed to serve as Global Chief Financial Officer of the Company. He resigned as the Global Chief Financial Officer of the Company effective January 21, 2022. He previously served as the Chief Financial Officer at IBS Software (IBS), a SaaS-enabled software solutions company for the travel industry. At IBS, Vikash was responsible for driving key improvements across multiple finance functions, including accounting, risk management, value creation, strategic planning, financing, and fundraising, board reporting and governance, and direct taxation. Before IBS, Vikash also held finance leadership positions at Wipro Limited and App Labs Technologies (a CSC company). Mr. Sureka holds a bachelor’s degree in Commerce and is a certified Chartered Accountant from the Institute of Chartered Accountants of India.

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

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews our compensation programs and exercises authority with respect to payment of direct salaries and incentive compensation to our executive officers. In addition, the committee is responsible for oversight of our equity incentive plans. In 2022, the members of the Compensation Committee were Mr. Sharda, Chairman, Mr. Chakrabarty, Ms. Schoenfeld (until the end of her tenure as a director on November 21, 2022) and Mr. Pahuja (beginning on November 21, 2022). As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Compensation Committee was not comprised entirely of independent directors; two members, Messrs. Sharda and Chakrabarty have not been determined by our Board of Directors to be independent directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (a)	Salary ($)	Bonus ($)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($) (d)	Total ($)

Bharat Rao, Global Chief Executive Officer	2022	618,606	-	379,849	-	29,838	1,028,293
	2021	-	-	-	-	-	-

Aparup Sengupta, former Global Chief Executive Officer	2022	43,706	557,953	24,000	-	30,285	655,944
	2021	576,964	578,030	669,327	-	35,609	1,859,930

Rajiv Ahuja, former President	2022	-	-	-	-	-	-
	2021	118,354	383,164	-	-	949,979	1,451,497

Nishit Shah, Chief Financial Officer	2022	274,577	159,124	74,972	-	17,206	525,879
	2021	-	-	-	-	-	-

Vikash Sureka, former Chief Financial Officer	2022	17,274	108,358	29,150	-	9,283	164,065
	2021	277,966	-	29,150	-	17,444	324,560

SM Gupta, Global Chief People Officer	2022	380,000	152,920	87,450	-	423	620,793
	2021	350,261	71,980	21,866	-	107,539	551,646

(a)	All amounts in this table are presented for the full calendar years that are indicated.

(b)

The amounts shown in this column reflect the aggregate grant date fair value of stock awards and options granted to each named executive officer during 2022 and 2021, respectively. This does not reflect amounts paid to or realized by the named executive officers. See Note 11 to our consolidated financial statements for the year ended December 31, 2022, for information on the assumptions used in accounting for equity awards.

(c)

The amounts disclosed under Non-Equity Incentive Plan Compensation reflect payouts under the Company’s annual Executive Incentive Plan. Under the terms of such plan, participants have the option to have their incentive bonus award paid out in stock options or a combination of stock options and/or cash.

(d)	Included in All Other Compensation for 2022 are Provident fund (Mr. Rao $7,312, Mr. Sengupta $2,790, Mr. Shah $16,804 and Mr. Sureka $1,013); Labour Welfare Fund (Mr. Rao. $98); paid holiday leave (Mr. Sengupta $27,495 and Mr. Sureka $8,270) premiums for health insurance (Mr. Rao 22,428) and others (Mr. Shah $402, and Mr. Gupta $423). Included in All Other Compensation for 2021 is Provident fund (Mr. Sengupta $35,609; Mr. Ahuja $7,364; Mr. Sureka $17,444; Mr. Gupta $4,652); paid holiday leave (Mr. Ahuja $22,127; Mr. Gupta $23,659); premiums for health insurance (Mr. Gupta $484); premiums for group short term disability insurance (Mr. Gupta $282); relocation incentive (Mr. Gupta $51,381); gratuity (Mr. Gupta $27,081); and ex gratia payments made to Mr. Ahuja as per separation agreement upon termination of employment with the Company ($920,488).

Outstanding Equity Awards at 2022 Fiscal Year End

The following table identifies the exercisable and unexercisable option awards for each of the named executive officers as of December 31, 2022.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Bharat Rao	10-1-2018	4,847	-	6.44	10-1-2028
	1-2-2019	5,066	-	6.54	1-2-2029
	4-1-2019	4,333	-	8.02	4-1-2029
	7-1-2019	4,387	-	8.39	7-1-2029
	10-1-2019	5,925	-	6.39	10-1-2029
	1-2-2020	4,642	-	8.14	1-2-2030
	4-1-2020	11,138	-	3.31	4-1-2030
	7-1-2020	7,107	-	5.06	7-1-2030
	10-1-2020	6,871	-	5.23	10-1-2030
	1-4-2021	4,561	-	7.83	1-4-2031
	4-1-2021	4,437	-	7.84	4-1-2031
	7-1-2021	4,889	-	7.12	7-1-2031
	10-1-2021	5,575	-	6.25	10-1-2031
	1-3-2022	6,586	-	5.26	1-3-2032
	4-30-2022	103,125	446,875	5.75	1-31-2032	(a)

Nishit Shah	2-1-2022	25,000	75,000	5.75	1-31-2032	(b)

SM Gupta	10-14-2021	31,250	43,750	5.75	10-14-2031	(c)

(a)	Options scheduled to vest in 16 equal quarterly installments beginning on April 30, 2022.
(b)	Options scheduled to vest in 16 equal quarterly installments beginning on February 1, 2022.
(c)	Options scheduled to vest in 12 equal quarterly installments beginning on October 14, 2021.

Pay-versus-Performance Table

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and our financial performance for each of the last two completed calendar years.

Year	Summary Compensation table total for first PEO	Summary Compensation table total for second PEO	Compensation actually paid to first PEO	Compensation actually paid to second PEO	Avg. summary compensation table total for non-PEO NEOs	Avg. compensation actually paid to non-PEO NEOs	Value of Initial Fixed $100 Investment Based on Total Shareholder return	Net Income in Millions
	(1)	(1)	(2)	(2)	(3)	(4)	(5)	(6)
2022	1,028,293	655,945	1,840,742	(164,151)	436,912	334,928	49.87	7.11
2021	1,859,930	-	1,295,035	-	775,901	948,295	69.41	9.73

(1) The amounts of total compensation reported for the Company’s PEO for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation – Executive Compensation Tables – Summary Compensation Table. The name of each of the PEO included for the purposes of calculating the amounts in each applicable year are as follows: (i) for 2022, Mr. Bharat Rao (first PEO) and Mr. Aparup Sengupta (Second PEO); (ii) for 2021, Mr. Aparup Sengupta.

(2) The amounts reported represent the amount of “compensation actually paid” to PEOs, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to PEOs during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to PEO’s total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO ($)	Reported Value of Equity Awards(a) ($)	Equity Award Adjustments(b) ($)	Compensation Actually Paid to PEO ($)
2022	1,684,238	(403,849)	396,202	1,676,591
2021	1,859,930	(669,327)	104,432	1,295,035

(a) The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year. We did not report a change in pension value for any of the years reflected in this table; therefore, a deduction from summary compensation table total related to pension value is not needed.

(b) The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal 2 year) in fair value; (v) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year; and (vi) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year end fair value of equity awards granted during the year and outstanding and unvested as at year end ($)	Change in fair value of awards granted during the prior year that are outstanding and unvested at year end ($)	Awards granted and vests in the same year Fair Vale as of vesting date ($)	Awards granted in the prior years and vests in the current year, change in fair value from prior year to current year's vesting date ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Awards cancelled during the year, fair value as at prior year in respect of unvested awards ($)	Total Equity Award Adjustments ($)
2022	984,019	-	208,278	-	-	(796,095)	396,202
2021	-	(133,826)	-	238,258	-	-	104,432

(3) The amounts reported represent the average of the amounts reported for the Company’s named executive officers (NEOs) as a group (excluding PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2022, Mr. Nishit Shah, Mr. Vikash Surekha, and S. M. Gupta; (ii) for 2021, Rajiv Ahuja, Vikash Surekha and S.M Gupta.

(4) The amounts reported represent the average amount of “compensation actually paid” to the NEOs as a group (excluding PEO), as computed in accordance with Item 402(v) of Regulation S-K. The amounts do not reflect the actual average amount of compensation earned by or paid to the NEOs as a group during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEOs as a group for each year to determine the compensation actually paid, using the same methodology described above in Note (2):

Year	Reported Avg. summary compensation table total for non-PEO NEOs ($)	Reported Value of Equity Awards ($)	Equity Award Adjustments (a) ($)	Avg. compensation actually paid to non-PEO NEOs ($)
2022	436,912	(63,857)	(38,127)	334,928
2021	775,901	(25,508)	197,902	948,295

(a) The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Year	Year end average fair value of equity awards granted during the year and outstanding and unvested as at year end ($)	Change in average fair value of awards granted during the prior year that are outstanding and unvested at year end ($)	Average Awards granted and vests in the same year Fair Vale as of vesting date ($)	Awards granted in the prior years and vests in the current year, change in average fair value from prior year to current year's vesting date ($)	Average value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Awards cancelled during the year, Average fair value as at prior year in respect of unvested awards ($)	Average Total Equity Award Adjustments ($)
2022	55,050	(15,108)	18,792	(8,067)	-	(88,794)	(38,127)
2021	180,897	-	17,005	-	-	-	197,902

(5) Cumulative TSR is measured as of a base period of December 31, 2020.

(6)  The amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.

Relationship Between Compensation Actually Paid (CAP) and Performance Measures

The Pay versus Performance reflects relationship between compensation actually paid to (i) PEO's and non-PEO NEOs’ compensation and net income of the Company and (ii) PEO's and non-PEO NEOs’ compensation and total shareholder’s return.

(i) Net income is not directly linked to compensation actually paid, primarily due to non-cash and other non-recurring items included in the net income as per US GAAP. Certain portion of the bonus element as a part of compensation to PEO’s and Non PEO’s is linked to achievement of Revenue and EBITDA target for the year.

(ii) Total shareholder’s return is not directly linked to compensation actually paid as the performance measure is not used as parameter in our incentive programs. However, indirect relationship between increase in share price and compensation to PEO’s and Non PEO’s exists, as PEO’s and Non PEO’s have been granted equity incentive awards as per approved equity incentive plan.

EMPLOYMENT AGREEMENTS

Nishit Shah

Effective February 01, 2022, Nishit Shah was appointed to serve as Chief Financial Officer of the Company. In connection with his appointment as Chief Financial Officer, Mr. Shah entered into a letter agreement that provides an annual base salary of INR 12 million (approximately $160,478), annual total fixed compensation of INR 24 million (approximately $307,583), target annual bonus opportunity of 25% of his total fixed compensation, one time sign-on bonus of INR 12.5 million (approximately $167,165) payable in two tranches over the next six months, and grant consisting of 100,000 options to purchase the Company’s Common stock with an exercise price equal to $5.75 per Share. Options will vest in equal quarterly installments over four-year period beginning on the grant date. The letter agreement provides that the Company reserves the right to change Mr. Shah’ s compensation structure from time to time.

Bharat Rao

Mr. Rao was appointed to the post of Global Chief Executive Officer of the Board of Directors pursuant to an Employment Agreement that provides an annual base salary of USD $812,713, target annual bonus opportunity of 100% of his annual base salary, and grant the executive an equity award (the “Initial Equity Award”) in the form of non-qualified stock options with respect to 350,000 share of the Company’s Common stock with an exercise price equal to $5.75 per Share and further equity award (“Second Equity Award”) in the form of non-qualified stock options with respect to 200,000 share of the Company’s Common stock with an exercise price equal to $5.75 per Share. Options will vest in equal quarterly installments occurring on the last day of applicable quarter over the four years. Mr. Rao may be removed for events of breach and misconduct (as such terms are defined in Mr. Rao’s employment agreement) by the Company that are attributable to Mr. Rao, as well as for acts involving moral turpitude, indiscipline, loss of confidence, violation of Company policy, breach of the terms and conditions of Mr. Rao’s employment agreement, or for any acts or omissions that may adversely affect the Company. Mr. Rao is not entitled to severance upon termination as Global Chief Executive Officer (as long as he is provided with six months’ advance written notice of the termination), and he will forfeit any unvested stock options upon termination of his employment. If Mr. Rao is not provided with six months’ advance written notice of his termination as Global Chief Executive Officer, he would be entitled to receive severance payments consisting of his annual bonus for any calendar year completed prior to the date of termination notice that has not yet been paid as of the date of termination of employment, payment of his base salary for the remainder of the six-month notice period and a lump-sum payment equal to 50% of Mr. Rao’s target bonus payment for such year.

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

Compensation of Directors

The following table presents the total compensation for each non-employee director who served as a member of our Board of Directors during 2022. In 2022, we did not pay any other compensation to the members of our Board of Directors except for Mr. Bharat Rao (Refer note (c)).

Name	Cash Fees (a) ($)	Stock Awards(b) ($)	Option Awards(b) ($)	Total ($)
Albert Aboody	45,000	-	90,000	135,000
Sanjay Chakrabarty	-	45,000	45,000	90,000
Bharat Rao (c )	-	-	22,500	22,500
Sudip Banerjee	-	45,000	-	45,000
Mukesh Sharda	-	45,000	45,000	90,000
Jerry Schafer	45,000	-	90,000	135,000
Anupam Pahuja	-	-	-	-
Nallathur S. Balasubramanian	-	-	-	-
Julie Schoenfeld	45,000	90,000	-	135,000

(a)

Amounts in this column represent cash compensation earned for service on a special committee of our board of directors.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence – Private Offer” for additional information.

(b)	The amounts shown in these columns reflect the aggregate grant date fair value of stock awards and options granted to each director during 2022. This does not reflect amounts paid to or realized by the directors. See Note 11 to our consolidated financial statements for the year ended December 31, 2022, for information on the assumptions used in accounting for equity awards.
(c)	Mr. Rao was appointed as Chief Executive Officer effective as of January 27, 2022 and thereafter did not receive any separate compensation for service on the Board of Directors.

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

As of December 31, 2022, our current non-employee directors had the following outstanding equity awards:

	Aggregate number of	Aggregate number of
Name	stock options	deferred stock units
Albert Aboody	100,197	-
Sanjay Chakrabarty	87,936	-
Bharat Rao	630,364	-
Sudip Banerjee	-	-
Mukesh Sharda	87,936	-
Jerry Schafer	100,197	-
Anupam Pahuja	-	-
Nallathur S. Balasubramanian	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes information as of December 31, 2022, about our equity compensation plans:

(c)
	(a)	(b)	Number of Securities
	Number of	Weighted-Average	Available for Future
	Securities to be	Exercise Price of	Issuance Under Equity
	Issued Upon	Outstanding	Compensation Plans
	Exercise of	Options, Warrants,	(Excluding Securities
Plan Category	Outstanding Options	and Rights	Reflected in Column (a))
Equity compensation plans approved by stockholders	2,532,862	$5.97	969,811
Equity compensation plans not approved by stockholders	—	—	—
Total

Beneficial Ownership of Common Stock by Directors, Executive Officers, and Principal Stockholders

The table below presents information as of March 1, 2023, regarding the beneficial ownership of shares of our common stock by:

•	Each of our directors and the executive officers named in the Summary Compensation Table;

•	Each person we know to have beneficially owned more than five percent of our common stock as of that date; and

•	All of our current executive officers and directors as a group.

	Beneficial
	Ownership of Shares
	Number of	Percentage of
Name of Beneficial Owner	Shares (1)	Class
CSP Management Ltd.(2)	22,568,259	56.0%
A. Emmet Stephenson, Jr.(3)(4)	2,914,382	7.2%
Steven D. Lebowitz(5)	3,132,615	7.8%
MCI Capital, LC(6)	2,970,246	7.4%
Directors:
Albert Aboody(3)(7)	114,575	*
Sanjay Chakrabarty(3)(8)	108,710	*
Bharat Rao(3)(9)(10)	733,117	1.8%
Sudip Banerjee(3)	14,774	*
Mukesh Sharda(3)(8)(10)	589,588	1.5%
Gerald Schafer(3)(7)	108,728	*
Anupam Pahuja(3)	5,844	*
Nallathur S. Balasubramanian(3)	5,844	*

Named Executive Officers:
Nishit Shah(3)(11)	37,500	*
Surender Mohan Gupta(3)(12)	43,750	*
Aparup Sengupta(3)(13)	115,802	*
Vikash Sureka(3)	3,418	*

All Current Directors and Executive Officers as a group (10 persons)	1,762,430	4.4%

*	Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Accordingly, share ownership in each case includes shares issuable upon exercise of outstanding options that are exercisable within 60 days after March 1, 2023.

Included in this table are all shares of restricted stock (vested and unvested) and deferred stock units (vested and unvested) as of March 1, 2023. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

(2) This disclosure is based on information provided to us in a questionnaire. The address of this stockholder is 160 Robinson Road, #10-01, SBF Center, Singapore, 068914.  Includes 21,028,218 shares directly owned by CSP Alpha Holdings Parent Pte Ltd and 1,540,041 shares directly owned by CSP Victory Limited, each of which are indirectly controlled by CSP Management Ltd.

(3) The address of such person is c/o Startek, Inc., 4610 South Ulster Street, Suite 150, Denver, Colorado 80237.

(4) This disclosure is based on information provided to us in a questionnaire.

(5) This disclosure is based on a Schedule 13G/A filed with the SEC by Steven D. Lebowitz on February 9, 2023. The address of this stockholder is 1333 Second Street, Suite 650, Santa Monica, California 90401.

(6) This disclosure is based on a Schedule 13D filed with the SEC by MCI Capital, LC on January 13, 2023. The address of this stockholder is 2937 Sierra Ct. SW, Iowa City, IA 52240.

(7) Includes 108,728 shares of common stock underlying vested stock options.

(8) Includes 87,936 shares of common stock underlying vested stock options.

(9) Includes 252,239 shares of common stock underlying vested stock options.

(10) Includes 274,064 shares of common stock owned by Advance Crest Investments Limited and 206,814 shares of common stock owned by Tribus Capital Limited, each of which are controlled by Bharat Rao and Mukesh Sharda.  Each of Messrs. Rao and Sharda disclaim beneficial ownership of all such shares held by Advance Crest Investments Limited and Tribus Capital Limited except to the extent of their proportionate pecuniary interests therein.

(11) Includes 37,500 shares of common stock underlying vested stock options.

(12) Includes 43,750 shares of common stock underlying vested stock options.

  (13) Includes 47,910 shares of common stock underlying vested stock options.

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

The Board of Directors

Our Board of Directors has determined that each of Mr. Aboody, Mr. Schafer, Mr. Balasubramanian and Mr. Pahuja are “independent” under the regulations of the NYSE (and Ms. Schoenfeld was "independent" through her tenure as director). None of these directors has any relationship or has been party to any transactions that the Board believes could impair the independent judgment of these directors in considering matters relating to us. As allowed by the “controlled company” exemption from the NYSE Corporate Governance Standards, our Board of Directors is not comprised of a majority of independent directors; four members, Messrs. Chakrabarty, Sharda, Rao, and Banerjee, have not been determined by our Board of Directors to be independent directors.

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

Private Offer

On January 17, 2022, the Company announced that the Board of Directors formed a special committee of independent directors that is authorized, among other things, to evaluate the non-binding proposal, dated December 20, 2021, by CSP Management Limited (“CSP”) to acquire all outstanding shares of common stock of Startek that it does not already beneficially own for $5.40 in cash per share. On August 8, 2022, CSP issued a revised non-binding proposal to acquire all the shares of Startek for $4.65 per share in cash. The special committee engaged legal and financial advisors to assist in its consideration of the proposal. The special committee appointed Foros Securities LLC as a financial advisor in connection with private offer.

The committee had analyzed various factors such as forecast submitted by the Company, trading history of Startek stock, macroeconomic environment, etc. and determined that the proposed price at $4.65 is inadequate and not in the best interests of the shareholders of Startek. Further, on September 9, 2022, the special committee of its Board of Directors rejected the non-binding proposal by CSP. Since then, CSP has formally withdrawn their proposal and the special committee has been dissolved. The the Company incurred total expenses of $2,867 during the twelve months ended December 31, 2022 which is included in selling, general and administrative expenses.

Related Party Transactions

Sale of Investment in Equity Accounted Investees

On December 27, 2022, CSP Alpha Holdings Pte. Ltd. (“CSP Alpha”), entered into an Acquisition and Redemption Agreement with CSP Fund II LP (acting through its general partner CSP EAF II GP Limited), as incoming additional limited partner, and CSP CSS GP Limited, in its capacity as general partner of CSS Corp LP (the “Partnership”). Pursuant to the Acquisition and Redemption Agreement, the Partnership redeemed in full all the partnership interests held by CSP Alpha in the Partnership for a cash redemption price of $45.6 million. The Company has disposed of the investment in CSS at a price that is offered to other target investors by the CSP Fund. Following the Redemption Transaction, CSP Alpha ceased to be a limited partner of the Partnership and has no rights or liabilities relating to the Partnership with respect to periods after the completion of the redemption. CSP Fund II LP is controlled by an affiliate of our majority shareholder.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees accrued for services rendered by BDO India LLP, during the year ended December 31, 2022:

2022
Audit fees (a)	$560,000
Total	$560,000

(a)	Audit fees for services consisted of audits of our annual financial statements and internal controls over financial reporting and reviews of our Quarterly Reports on Form 10-Q.

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

2.  The Index of Exhibits is incorporated herein by reference.

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Transaction Agreement dated as of March 14, 2018 by and among Startek, Inc., CSP Alpha Midco Pte Ltd and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	3/15/2018
2.2	First Amendment to Transaction Agreement, dated as of July 3, 2018, by and among Startek, Inc., CSP Alpha Midco Pte Ltd, and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/5/2018
2.3	Stockholders Agreement dated as of July 20, 2018, by and between Startek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	2.1	7/20/2018
3.1	Restated Certificate of Incorporation of Startek, Inc.	S-1	3.1	1/29/1997
3.2	Amended and Restated Bylaws of Startek, Inc.	8-K	3.2	11/1/2011
3.3	Certificate of Amendment to the Certificate of Incorporation of Startek, Inc. filed with the Delaware Secretary of State on May 21, 1999	10-K	3.3	3/8/2000
3.4	Certificate of Amendment to the Certificate of Incorporation of Startek, Inc. filed with the Delaware Secretary of State on May 23, 2000	10-Q	3.4	8/14/2000
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Startek, Inc.	8-K	3.1	7/20/2018
4.1	Specimen Common Stock certificate	10-Q	4.2	11/6/2007
4.2	Warrant to purchase up to 4,000,000 shares of Startek, Inc. common stock issued to Amazon.com NV Investment Holdings LLC on January 23, 2018	10-Q	4.1	5/8/2018
10.1†	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to 2008 Equity Incentive Plan	10-Q	10.2	5/10/2016
10.2†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.3	5/5/2008
10.3†	Form of Incentive Stock Option Agreement pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.4	5/5/2008
10.4†	Form of Restricted Stock Award Agreement (Employee) pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.5	5/5/2008
10.5†	Form of Restricted Stock Award Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	8-K	10.6	5/5/2008
10.6†	Form of Indemnification Agreement between Startek, Inc. and its Officers and Directors	10-K	10.49	3/9/2004
10.7†	Form of Non-Statutory Stock Option Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	10-Q	10.3	11/2/2011
10.8†	Form of Deferred Stock Unit Master Agreement (Director) pursuant to Startek, Inc. 2008 Equity Incentive Plan	10-K	10.36	3/9/2012
10.9†	Startek, Inc. 2008 Equity Incentive Plan (as amended and restated June 14, 2016)	DEF 14A	A	4/29/2016

10.10†	Startek, Inc. Employee Stock Purchase Plan (as amended and restated June 14, 2016)	DEF 14A	B	4/29/2016
10.11†	2015 Executive Incentive Plan	10-Q	10.2	5/11/2015
10.12†	Form of Executive Employment Agreement for certain executive officers	10-Q	10.3	5/11/2015
10.13	Securities Purchase Agreement, dated as of December 13, 2018, by and between Startek, Inc. and CSP Alpha Holdings Parent Pte Ltd	8-K	10.1	12/14/18
10.14	Management Services Agreement, dated March 1, 2018, by and between CSP Alpha Holdings Parent Pte Ltd and CSP Alpha Midco Pte Ltd	10-Q	10.7	11/9/2018
10.15	Transaction Agreement dated as of January 23, 2018 by and between Startek, Inc. and Amazon.com, Inc.	10-Q	10.1	5/8/2018
10.16†	First Amendment to the Amended and Restated Startek, Inc. 2008 Equity Incentive Plan	DEF 14A	A	3/29/2019
10.17†	Second Amendment to Startek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14A	A	3/27/2020
10.18†	Third Amendment to Startek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14C	A	9/29/2020
10.19†	Fourth Amendment to Startek, Inc. 2008 Equity Incentive Plan, as amended and restated	DEF 14A	A	4/16/2021
10.20†	First Amendment to the Amended and Restated Startek, Inc. Employee Stock Purchase Plan	DEF 14A	B	3/29/2019
10.21	Receivables Purchase Agreement between Startek, Inc. and ING Belgium NV/SA dated December 11, 2019	8-K	1.01	12/13/2019
10.22†	Letter Agreement between the company and Aparup Sengupta dated July 1, 2020	8-K	10.1	07/08/2020
10.23&	Facilities Agreement, dated February 18, 2021, by and among CSP Alpha Midco Pte. Ltd., CSP Alpha Holdings Pte. Ltd., Startek, Inc., Aegis BPO Services Australia, ESM Holdings Limited, Startek Philippines, Inc., Aegis Oursourcing South Africa (Pty) Ltd., the lenders party thereto, DBS Bank, Ltd. and ING Bank N.V., Singapore Branch as the mandated lead arrangers and bookrunners, Madison Pacific Trust Limited, as agent and security agent and DBS Bank Ltd., as the secondary security agent.	8-K	10.1	02/24/2021

10.24†	Letter Agreement with Vikash Sureka dated January 21, 2021	8-K	10.1	02/25/2021
10.25†	Employment Agreement with Bharat Rao dated January 27, 2022	8-K	10.1	02/01/2022
10.26†	Letter Agreement with Nishit Shah dated February 1, 2022	8-K	10.1	02/16/2022
10.27†	Form of Indemnification Agreement	8-K	10.1	05/16/2022
10.28†	Acquisition and Redemption Agreement dated December 27, 2022 by and among CSP Alpha Holdings Pte. Ltd., CSP Fund II LP (acting through its general partner CSP EAF II GP Limited), and CSP CSS GP Limited, in its capacity as general partner of CSS Corp LP.	8-K	10.1	12/30/2022
21.1*	Subsidiaries of the Registrant
23.1*	Consent of BDO India LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Bharat Rao pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Nishit Shah pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for year ended December 31, 2021, (ii) Consolidated Balance Sheets as of December 31, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2022,  (iv) Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-K.
†	Management contract or compensatory plan or arrangement
and	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ BHARAT RAO	Date: March 28, 2023
	Bharat Rao	c
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BHARAT RAO	Chairman of the Board and Chief Executive Officer (principal executive officer)	Date: March 28, 2023
Bharat Rao

/s/ NISHIT SHAH	Chief Financial Officer (principal financial and accounting officer)	Date: March 28, 2023
Nishit Shah

/s/ SANJAY CHAKRABARTY	Director	Date: March 28, 2023
Sanjay Chakrabarty

/s/ ALBERT ABOODY	Director	Date: March 28, 2023
Albert Aboody

/s/ NALLATHUR S. BALASUBRAMANIAN	Director	Date: March 28, 2023
Nallathur S. Balasubramanian

/s/ SUDIP BANERJEE	Director	Date: March 28, 2023
Sudip Banerjee

/s/ ANUPAM PAHUJA	Director	Date: March 28, 2023
Anupam Pahuja

/s/ MUKESH SHARDA	Director	Date: March 28, 2023
Mukesh Sharda

/s/ JERRY SCHAFER	Director	Date: March 28, 2023
Jerry Schafer