Form 10-Q
period 2023-03-31
Startek, Inc.
filed 2023-05-12
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 5, 2023, there were 40,323,930 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. ("Startek") and its subsidiaries.

FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	92,089	101,092
Cost of services	(79,129)	(87,302)
Gross profit	12,960	13,790

Selling, general and administrative expenses	(10,287)	(11,962)
Impairment losses and restructuring/exit cost	(317)	5
Operating income (loss)	2,356	1,833

Share of income (loss) of equity accounted investee	-	(8)
Interest expense and other income (expense), net	(2,077)	(1,730)
Foreign exchange gains (losses), net	72	(224)
Income (loss) from continuing operations before tax expenses	351	(129)
Tax expenses	(909)	(638)
Income (loss) from continuing operations, net of tax (A)	(558)	(767)
Income (loss) before income tax expenses from discontinued operations	3,661	2,508
Tax expenses of discontinued operations	(1,184)	(1,455)
Income (loss) from discontinued operations, net of tax (B)	2,477	1,053
Net income (loss) (A+B)	1,919	286

Income (loss) from continuing operations (A)
Income (loss) attributable to noncontrolling interests	-	-
Income (loss) attributable to Startek shareholders	(558)	(767)
	(558)	(767)

Income (loss) from discontinued operations (B)
Income (loss) attributable to noncontrolling interests	2,589	1,529
Income (loss) attributable to Startek shareholders	(112)	(476)
	2,477	1,053

Net income (loss) (A+B)
Net income (loss) attributable to noncontrolling interests	2,589	1,529
Net income (loss) attributable to Startek shareholders	(670)	(1,243)
	1,919	286

Net income (loss) per common share from continuing operations
Basic net income (loss) attributable to Startek shareholders	(0.01)	(0.02)
Diluted net income (loss) attributable to Startek shareholders	(0.01)	(0.02)

Net income (loss) per common share from discontinued operations
Basic net income (loss) attributable to Startek shareholders	(0.00)	(0.01)
Diluted net income (loss) attributable to Startek shareholders	(0.00)	(0.01)

Net income (loss) per common share from continuing and discontinued operations
Basic net income (loss) attributable to Startek shareholders	(0.01)	(0.03)
Diluted net income (loss) attributable to Startek shareholders	(0.01)	(0.03)

Weighted average common shares outstanding
Basic	40,321	40,338
Diluted	40,321	40,338

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss) (A+B)	1,919	286
Net income (loss) attributable to non-controlling interests	2,589	1,529
Net income (loss) attributable to Startek shareholders	(670)	(1,243)

Other comprehensive income (loss), net of taxes from continuing operations:
Foreign currency translation adjustments	(124)	546
Pension amortization	124	64
Other comprehensive income (loss) from continuing operations	-	610

Other comprehensive income (loss), net of taxes from discontinued operations:
Foreign currency translation adjustments	-	1
Pension amortization	1,125	(1,200)
Other comprehensive income (loss) from discontinuing operations	1,125	(1,199)
Other comprehensive income (loss) from continuing and discontinuing operations	1,125	(589)

Other comprehensive income (loss), net of taxes from continuing operations
Attributable to noncontrolling interest	-	-
Attributable to Startek shareholders	-	610
	-	610

Other comprehensive income (loss), net of taxes from discontinued operations
Attributable to noncontrolling interests	614	(655)
Attributable to Startek shareholders	511	(544)
	1,125	(1,199)

Comprehensive income (loss) from continuing and discontinuing operations
Attributable to noncontrolling interests	3,203	874
Attributable to Startek shareholders	(159)	(1,177)
	3,044	(303)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	15,770	22,457
Restricted cash	9,172	49,946
Trade accounts receivables, net	48,141	47,138
Unbilled revenue	26,373	24,207
Prepaid expenses and other current assets	14,556	9,159
Assets classified as held for sale	205,883	202,831
Total current assets	319,895	355,738

Non-current assets
Property, plant and equipment, net	22,784	22,945
Operating lease right-of-use assets	38,842	36,450
Intangible assets, net	77,184	79,745
Goodwill	120,505	120,505
Deferred tax assets, net	3,347	2,771
Prepaid expenses and other non-current assets	6,794	7,889
Total non-current assets	269,456	270,305
Total assets	589,351	626,043

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	5,783	2,428
Accrued expenses	30,470	29,707
Short term debt	14,878	14,267
Current maturity of long term debt	48,854	120,466
Current maturity of operating lease liabilities	15,403	14,492
Other current liabilities	19,014	17,615
Liabilities classified as held for sale	86,953	89,486
Total current liabilities	221,355	288,461

Non-current liabilities
Long term debt	66,943	41,175
Operating lease liabilities	27,895	26,651
Other non-current liabilities	2,801	2,682
Deferred tax liabilities, net	15,451	15,508
Total non-current liabilities	113,090	86,016
Total liabilities	334,445	374,477

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 41,133,224 and 41,098,456 shares issued as of March 31, 2023 and December 31, 2022 respectively.	411	411
Additional paid-in capital	293,869	293,472
Accumulated deficit	(87,073)	(86,302)
Treasury stock, 839,214 shares as of March 31, 2023 and December 31, 2022, at cost	(3,749)	(3,749)
Accumulated other comprehensive loss	(15,547)	(16,058)
Equity attributable to Startek shareholders	187,911	187,774
Non-controlling interest	66,995	63,792
Total stockholders’ equity	254,906	251,566
Total liabilities and stockholders’ equity	589,351	626,043

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Income from continuing and discontinued operations	1,919	286
less: Income (loss) from discontinued operations, net of tax	2,477	1,053
Income (loss) from continuing operations, net of tax	(558)	(767)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,238	5,831
Profit on sale of property, plant and equipment	(1)	(19)
Provision/(reversal) for doubtful accounts	196	(56)
Amortization of debt issuance costs (including loss on extinguishment of debt)	40	146
Amortization of call option premium	-	360
Mark to market gain on derivative instrument	(87)	-
Share-based compensation expense	380	428
Deferred income taxes	(209)	(80)
Share of income (loss) of equity accounted investee	-	8

Changes in operating assets and liabilities:
Trade accounts receivables (including unbilled revenue)	(3,634)	5,533
Prepaid expenses and other assets	(3,553)	(3,815)
Trade accounts payable	3,333	(1,004)
Income taxes, net	(342)	(917)
Accrued expenses and other liabilities	1,710	(5,727)
Net cash generated from/used in by operating activities from continuing operations	2,513	(77)
Net cash generated from/used in operating activities from discontinued operations	(6,425)	1,586
Net cash generated from operating activities	(3,912)	1,509

Investing activities
Purchase of property, plant and equipment and intangible assets, net	(2,525)	(1,576)
Net cash generated from/used in investing activities from continuing operations	(2,525)	(1,576)
Net cash generated from/used in investing activities from discontinued operations	(3,518)	(1,271)
Net cash generated from/used in investing activities	(6,043)	(2,847)

Financing activities
Proceeds from the issuance of common stock	17	140
Payments of long term debt	(45,466)	-
Proceeds from a line of credit, net	594	-
Payments of other borrowings, net	(418)	(558)
Common stock repurchases	-	(1,271)
Net cash generated from/used in financing activities from continuing operations	(45,273)	(1,689)
Net cash generated from/used in financing activities from discontinued operations	(132)	(84)
Net cash generated from/used in financing activities	(45,405)	(1,773)

Net increase in cash and cash equivalents	(55,360)	(3,111)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(272)	(37)
Cash and cash equivalents and restricted cash at beginning of period	115,146	55,396
Cash and cash equivalents and restricted cash at end of period	59,514	52,248
Less: Cash and cash equivalents from discontinued operations	(34,572)	(23,368)
Cash and cash equivalents and restricted cash of continuing operations at end of period	24,942	28,880

Components of cash and cash equivalents and restricted cash
Balances with banks	15,770	25,834
Restricted cash	9,172	3,046
Total cash and cash equivalents and restricted cash	24,942	28,880

Supplemental disclosure of cash flow information
Cash paid for interest and other finance cost	3,759	2,313
Cash paid for income taxes	1,103	1,675
Supplemental disclosure of non-cash activities
Non-cash share-based compensation expenses	380	428

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common stock		Treasury Stock		Additional paid in capital	Accumulated earnings (deficit)	Other items of OCI				Non controlling interest	Total equity
	Shares	Amount	Shares	Amount			Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Total

Balance at December 31, 2022	41,098,456	411	839,214	(3,749)	293,472	(86,302)	(11,781)	-	(4,277)	187,774	63,792	251,566
Transition period adjustment pursuant to ASC 326, net of tax	-	-	-	-	-	(101)	-	-	-	(101)	-	(101)
Issuance of common stock	34,768	-	-	-	17	-	-	-	-	17	-	17
Share-based compensation expenses	-	-	-	-	380	-	-	-	-	380	-	380
Income (loss) from continuing operations	-	-	-	-	-	(558)	-	-	-	(558)	-	(558)
Income (loss) from discontinued operations	-	-	-	-	-	(112)	-	-	-	(112)	2,589	2,477
Other comprehensive income (loss) from continuing operations	-	-	-	-	-	-	(124)	-	124	-	-	-
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	-	-	511	511	614	1,125
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	-
Balance at March 31, 2023	41,133,224	411	839,214	(3,749)	293,869	(87,073)	(11,905)	-	(3,642)	187,911	66,995	254,906

Balance at December 31, 2021	40,893,396	409	412,769	(1,912)	291,537	(84,043)	(6,816)	-	(3,871)	195,304	58,016	253,320
Issuance of common stock	59,825	1	-	-	139	-	-	-	-	140	-	140
Share-based compensation expenses	-	-	-	-	428	-	-	-	-	428	-	428
Net income (loss) from continuing operations	-	-	-	-	-	(767)	-	-	-	(767)	-	(767)
Income (loss) from discontinued operations	-	-	-	-	-	(476)	-	-	-	(476)	1,529	1,053
Other comprehensive income (loss) from Continuing operations	-	-	-	-	-	-	546	-	64	610	-	610
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	1	-	(545)	(544)	(655)	(1,199)
Repurchase of common stock	-	-	259,407	(1,271)	-	-	-	-	-	(1,271)	-	(1,271)
Balance at March 31, 2022	40,953,221	410	672,176	(3,183)	292,104	(85,286)	(6,269)	-	(4,352)	193,424	58,890	252,314

As of March 31, 2023 and March 31, 2022, there were 40,294,010 and 40,281,045 shares outstanding respectively of Common Stock, net off treasury stock.

*Total face value of common stock issued during the three months ended March 31, 2023 is $0.35.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 32,000 employees globally, spread across in 11 countries. The Company services over 140 clientsacross various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, Media & Cable, E-commerce and Energy and Utilities.

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

During the previous year, the Company had classified Middle East and Argentina operations as 'Held for Sale and Discontinued Operations' and accordingly discussion in the business section pertains to continuing operations of the Company.

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

The consolidated financial statements reflects the financial results of all subsidiaries that are more than 50% owned and over which the Company exerts control. When the Company does not have majority ownership in an entity but exerts significant influence over that entity, the Company accounts for the entity under the equity method of accounting. All intercompany balances are eliminated on consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported in our consolidated balance sheet. The non-controlling interest in our consolidated net income is reported as "Net income attributable to non-controlling interests" in our consolidated statement of income (loss).

As of December 31, 2022, the consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Allowance for Expected Credit Losses

The Company maintains an allowance for current expected credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses which are adjusted to current market and economic conditions and a reasonable and supportable forecast. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Refer Note 5 on "Revenue" for further information.

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

Cash and cash equivalents and restricted cash

We consider cash equivalents to be short-term, highly liquid investments readily convertible to known amounts of cash and so near their maturity at purchase that they present insignificant risk of changes in value because of changes in interest rates. Restricted cash consists of margin money deposit that is contractually restricted as to usage or withdrawal.

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

Cash flow hedges that qualify for hedge accounting

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges, is recognised through OCI and as cash flow hedging reserve within equity, limited to the cumulative change in fair value of the hedged item on a present value basis from the inception of the hedge. The gain or loss relating to the ineffective portion is recognised immediately in the Statement of Income (loss). Amounts accumulated in equity are reclassified to the Statement of Income (loss).

Derivatives that are not designated as hedges

When derivative contracts to hedge risks are not designated as hedges, the gains or losses on subsequent measurement of such contracts are recognised through Consolidated Statement of Income (loss).

Presentation

The entire fair value of a derivative contract is classified as a noncurrent asset or liability when the remaining maturity of the contract exceeds 12 months; it is classified as a current asset or liability when the remaining maturity of the contract does not exceed 12 months. Refer to Note 8 "Derivative Instruments" to the financial statements for more details.

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

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration or not subject to taxation in the US or in the local country. Within consolidated retained earnings are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. Generally, the earnings of our foreign subsidiaries become subject to taxation based on certain provisions in U.S. or local tax law under certain circumstances.

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

Net Income (Loss) Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards except where the results would be anti-dilutive. When a net loss is reported, potentially issuable common shares are generally excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. Refer to Note 6, "Net Income/ (Loss) Per Share" for additional information.

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification ("ASC") Topic 205-20 "Presentation of Financial Statements - Discontinued Operations" and ASC Topic 360-10 "Impairment and Disposal of Long Lived Assets". The results of discontinued operations are reported in Income from Discontinued Operations, net of tax in the accompanying Consolidated Statement of Income for the current and prior period and include any gain or loss recognized on closing, or adjustment of the carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior-period balance sheet. All assets and liabilities of the operations classified as held for sale are disclosed as current assets and liabilities in the current year and previous year classification has been retained. The Company allocate interest cost on Debt that is required to be repaid as a result of disposal to discontinued operations. Interest cost on Corporate Debt not directly attributable to discontinued operations is allocated between continuing and discontinued operations in the ratio mentioned in ASC 205-20-45-7 which as follows:

Net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal /

The sum of total net assets of the entity plus debt other than: 1) debt of the discontinued operations that will be assumed by the buyer; 2) debt that is required to be paid as a result of the disposal transaction; and 3) debt that can be directly attributable to other operations of the entity.

If a business is classified as held for sale after the balance sheet but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

Refer “Note 3A & 3B – "Discontinued Operations and Held for Sale" in our consolidated financial statements included elsewhere in this report for additional information and disclosures.

Changes in Accounting Policies

Except as described below, the Company has applied accounting policies consistently to all periods presented in these consolidated financial statements. The Company adopted ASC Topic 326, Financial Instruments—Credit Losses (“Topic326”), effective January 1, 2023. As a result of the Company’s adoption of this new standard, current expected credit losses(“CECL”) are measured using lifetime “expected credit loss” methodology, replacing the incurred loss model that recognized losses only when they became probable and estimable. The Company changed its accounting policy for recognition and measurement of CECL as detailed below. Topic 326 is applicable to financial assets measured at amortized cost. It requires historical loss data to be adjusted to reflect changes in asset-specific considerations, current conditions and reasonable and supportable forecasts of future economic conditions. To analyse credit losses on financial assets, the Company applied aging Schedule method to determine expected credit losses. The Company applied Topic 326 using the modified retrospective transition approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to its opening retained earnings as of January 1, 2023.Therefore, comparative information prior to the adoption date has not been adjusted.

Recent Accounting Pronouncements

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

3A. Discontinued Operations and Held for Sale - Contact Center Company

On November 10, 2022, the Company has accepted a final offer by Arabian Internet and Communications Services Company (Solutions) to acquire Startek’s indirect 51% ownership interest in its subsidiary Contact Center Company (CCC), which is the Company’s joint venture that operates in the Kingdom of Saudi Arabia. After consideration of the relevant facts, the Company concluded the assets and liabilities of its CCC component met the criteria for classification as held for sale. The Company concluded that the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the CCC are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of the business not sold as of the balance sheet date are presented in the Consolidated Balance Sheet as current assets and liabilities held for sale for both periods presented. Interest expense on term loans allocated to discontinued operations represents interest expenses on term loans which were required to be settled upon the sale of the CCC. CCC was forming part of the 'Middle East' segment in the consolidated financial statements for the period ended March 31, 2022.

Subsequently, on January 11, 2023, the Company entered into a definitive Sale and Purchase Agreement with Solutions. The Sale and Purchase Agreement provided for a transaction based on an enterprise value for CCC of $ 120 million (SAR 450 million), on a debt free and cash free basis, to be paid in cash at closing, subject to the adjustments set forth in the Sale and Purchase Agreement. The transaction has been approved by the General Authority for Competition (GAC) in the Kingdom of Saudi Arabia and the Company has also obtained consent from its lenders.

On April 3, 2023, the Company completed its sale of ownership interest in “CCC” to “Solutions”. At closing, the Company received cash proceeds of approximately $68.9 million subject to true-up working capital adjustments to the amount paid on the closing date and tax payable on the transaction. Under the Sale and Purchase Agreement, the Company will act as a guarantor for the obligations of its indirect subsidiary that owns the Company’s interests in CCC.

The following table summarizes the income statement information of discontinued operations:

Statement of income (loss)	Three Months Ended March 31,
	2023	2022
Revenue	64,364	58,687
Cost of services	(54,889)	(51,672)
Gross profit	9,475	7,015

Selling, general and administrative expenses	(3,117)	(2,684)
Impairment losses and restructuring/exit cost	(4)	(30)
Operating income	6,354	4,301

Interest expense and other income (expense), net*	(1,174)	(611)
Foreign exchange gains (losses), net	(10)	(6)
Income before tax expenses	5,170	3,684
Tax expenses	(1,184)	(1,455)
Net income	3,986	2,229

*includes allocated interest.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheet:

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	28,284	38,002
Restricted cash	5,735	4,374
Trade accounts receivables, net	33,853	24,794
Unbilled revenue	46,434	43,322
Prepaid and other current assets	4,696	5,971
Total current assets	119,002	116,463

Non-current assets
Property, plant and equipment, net	4,449	3,656
Operating lease right-of-use assets	11,289	12,184
Goodwill	54,840	54,840
Deferred tax assets, net	4,880	4,914
Prepaid expenses and other non-current assets	3,670	3,127
Total non-current assets	79,128	78,721
Total assets classified as held for sale in the consolidated balance sheet	198,130	195,184

Liabilities
Current liabilities
Trade accounts payables	3,927	658
Accrued expenses	15,992	19,467
Current maturity of operating lease liabilities	6,283	6,752
Other current liabilities	28,912	36,129
Total current liabilities	55,114	63,006

Non-current liabilities
Operating lease liabilities	4,211	4,702
Other non-current liabilities	17,053	11,817
Deferred tax liabilities, net	2,908	2,734
Total non-current liabilities	24,172	19,253
Total liabilities classified as held for sale in the consolidated balance sheet	79,286	82,259

Net cash flows attributable to the discontinued operations:
	March 31, 2023	March 31, 2022

Net cash generated from/used in operating activities	(5,652)	3,699
Net cash used in investing activities	(3,513)	(1,280)
Net cash (used in) / provided by financing activities	-	-
Net Cash Inflow	(9,165)	2,419

3B. Discontinued Operations and Held for Sale - Argentina

On December 14, 2022, the Company has entered into an engagement letter with M/S Estudio A & L LLC (‘the Firm’) pursuant to which the Firm would serve as a non-exclusive advisor in connection with the potential sale of Aegis Argentina. The Firm will perform services for the Company such as advice on the structure, negotiation strategy, valuation analyses, financial terms, and other financial matters etc. If required, the Firm will assist the Company in preparing a brief memorandum, for distribution to potential buyers, describing the Company and its business, operations, properties, financial condition, and prospects. The Firm to negotiate and execute on its behalf and/or the Company’s behalf confidentiality agreements with potential parties to a Transaction and to deliver confidential memoranda or other data furnished to the Firm by the Company for distribution to such parties. During the first quarter, the Company entered into discussions with potential buyers. The discussions are still ongoing and the Company expects to enter in diligence phase in near future.

After consideration of the relevant facts, the Company concluded the assets and liabilities of Argentina met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the Argentina are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of the business not sold as of the balance sheet date are presented in the Consolidated Balance Sheet as current assets and liabilities held for sale for both periods presented. Argentina was forming part of the 'Argentina and Peru' segment in the consolidated financial statements for the period ended March 31, 2022.

The following table summarizes the income statement information of discontinued operations:

Statement of income (loss)	Three Months Ended March 31,
	2023	2022
Revenue	6,134	7,538
Cost of services	(6,255)	(7,991)
Gross profit (loss)	(121)	(453)

Selling, general and administrative expenses	(467)	(530)
Impairment losses and restructuring/exit cost	(1,341)	(1,382)
Operating income (loss)	(1,929)	(2,365)

Interest expense and other income (expense), net	534	1,367
Foreign exchange gains (losses), net	(114)	(178)
Income (loss)	(1,509)	(1,176)
Tax expense	-	-
Net (loss)	(1,509)	(1,176)

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheet as:

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	553	367
Trade accounts receivables, net	2,524	2,483
Unbilled revenue	1,444	1,320
Prepaid and other current assets	1,806	1,988
Total current assets	6,327	6,158

Non-current assets
Property, plant and equipment, net	859	854
Operating lease right-of-use assets	552	620
Prepaid expenses and other non-current assets	15	15
Total non-current assets	1,426	1,489
Total assets classified as held for sale in the consolidated balance sheet	7,753	7,647

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	199	307
Accrued expenses	3,039	1,951
Short term debt	154	325
Current maturity of operating lease liabilities	394	398
Other current liabilities	2,583	2,674
Total current liabilities	6,369	5,655

Non-current liabilities
Operating lease liabilities	163	226
Other non-current liabilities	1,135	1,346
Total non-current liabilities	1,298	1,572
Total liabilities classified as held for sale in the consolidated balance sheet	7,667	7,227

	March 31, 2023	March 31, 2022
Net cash generated from / used in operating activities	(773)	(2,113)
Net cash generated from / used in investing activities	(5)	9
Net cash generated from / used in financing activities	(132)	(84)
Net Cash outflow	(910)	(2,188)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units:	March 31, 2023	December 31, 2022
Americas	60,128	60,128
India	12,554	12,554
Malaysia	43,678	43,678
Australia	4,145	4,145
Total	120,505	120,505

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

As of March 31, 2023, based on the qualitative assessment, we concluded that there is no impairment of goodwill.

The following table presents the changes in goodwill during the three months ended March 31, 2023 and year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Opening balance	120,505	128,557
Impairment	-	(8,052)
Closing balance	120,505	120,505

Intangible Assets

The following table presents our intangible assets:

	As of March 31, 2023
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	28,871	37,349	6.5
Brand	49,500	19,643	29,857	7.1
Trademarks	13,210	4,137	9,073	7.5
Other intangibles	2,130	1,225	905	4.9
	131,060	53,876	77,184

	As of December 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	27,484	38,736	6.5
Brand	49,500	18,740	30,760	7.1
Trademarks	13,210	3,917	9,293	7.5
Other intangibles	2,130	1,174	956	4.9
	131,060	51,315	79,745

As of March 31,2023 based on the management assessment, we concluded that there is no impairment on the Company's intangible assets.

Expected future amortization of intangible assets as of March 31, 2023 is as follows:

Year ending December 31,	Amount
Remainder of 2023	7,786
2024	10,252
2025	10,252
2026	9,490
2027	8,549
Thereafter	30,855

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three months ended March 31, 2023 and 2022 respectively:

	Three Months Ended March 31,
Vertical	2023	2022
Telecom	23,985	24,343
E-commerce & Consumer	15,996	20,143
Financial & Business Services	13,379	13,135
Media & Cable	13,966	15,351
Travel & Hospitality	11,699	12,272
Healthcare & Education	6,646	8,633
Technology, IT & Related Services	3,271	3,619
Other verticals	3,147	3,596
Revenue	92,089	101,092

Allowance for expected credit losses

On January 1, 2023, the Company adopted ASC Topic 326, ‘Financial Instruments-Credit Losses’. Accounts receivables, unbilled revenue and other financial assets are in the scope for which assessment is made. In calculating expected credit loss, the Company also considered past payment and recovery trends, and other related information for its customers to estimate the probability of default in the future.

As a result of adoption of ASC 326, the Company recognized an incremental allowance for credit losses on its accounts receivable and unbilled revenue, resulting in decrease in these assets by $135, increase in deferred tax assets by $34 and a corresponding decrease in retained earnings by $101 as on January 1, 2023.

Trade accounts receivables and Unbilled revenue

	As of March 31, 2023	As of December 31, 2022
Trade accounts receivables and Unbilled Revenue	77,877	74,377
Less: Allowance for expected credit loss	(3,363)	(3,032)
Trade accounts receivables and Unbilled Revenue	74,514	71,345

The movement in allowance for current expected credit loss on Trade accounts receivables and Unbilled revenue for the period ended March 31, 2023 and December 31, 2022, is as follows:

As of March 31, 2023
Balance at the beginning of the period	3,032
Transition period adjustment pursuant to ASC 326	135
Additions during the period	196
Balance at the end of the period	3,363

6. NET INCOME / (LOSS) PER SHARE

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

For three months ended March 31, 2023 and 2022, the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares used in basic earnings per share calculation	40,321	40,338
Effect of dilutive securities:
Stock options	-	-
Restricted stock/Deferred stock units	-	-
Total effects of dilutive securities	-	-
Shares used in dilutive earnings per share calculation	40,321	40,338

	Three Months Ended March 31,
	2023	2022
Anti-dilutive securities
Stock options	2,231	3,030

7. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of March 31, 2023, based on the qualitative assessment, we concluded there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other exit-related costs, which are included in other accrued liabilities in our consolidated balance sheet.

	Employee related	Facilities related	Total
Balance on December 31, 2022	39	-	39
Accruals/(reversals)	317	-	317
Payments	(356)	-	(356)
Balance as of March 31, 2023	-	-	-

	Employee related	Facilities related	Total
Balance on December 31, 2021	310	155	465
Accruals/(reversals)	551	111	662
Payments	(822)	(266)	(1,088)
Balance on December 31, 2022	39	-	39

Employee related The Company has terminated service of number of employees working in Peru and U.S. as a part of restructuring activities and recognized a severance cost regarding those terminations.

8.  DERIVATIVE INSTRUMENTS

Non-designated hedges

In October 2022, we entered into interest rate cap contracts as required by our lenders. The duration of these contracts is until May 2024.These hedges are not designated hedges under ASC 815, Derivatives and Hedging.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in 'Interest expense and other income (expense), net' in Consolidated Statement of Income (loss). The following table presents these amounts for the three months ended March 31, 2023 and March 31, 2022.

Derivatives not designated under ASC 815	For Three Months Ended March 31, 2023	For Three Months Ended March 31, 2022
Mark to Market gain on Interest rate cap	87	-

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

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	-	-	-	-
Total fair value of assets measured on a recurring basis	-	-	-	-

Liabilities:
Interest rate cap	-	(26)	-	(26)
Total fair value of liabilities measured on a recurring basis	-	(26)	-	(26)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	-	-	-	-
Total fair value of assets measured on a recurring basis	-	-	-	-

Liabilities:
Interest rate cap	-	(113)	-	(113)
Total fair value of liabilities measured on a recurring basis	-	(113)	-	(113)

10. DEBT

The below table presents details of the Company's debt:

	As of March 31, 2023	As of December 31, 2022
Short term debt
Working capital facilities	14,878	14,267
Current portion of long term debt
Current maturity of term loan	48,000	119,194
Current maturity of equipment loan	854	1,272
Total	63,732	134,733

Long term debt
Term loan, net of debt issuance costs	66,943	41,175
Total	66,943	41,175

Term Loan and working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $28 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 2.0% and 4.5% and are due on demand. These facilities are collateralized by various company assets and have a total outstanding balance of $14.8 million as of March 31, 2023.

Under the Senior debt arrangement, the Company has secured term loan of $165 million. Under the arrangement, the term loan will bear a tiered interest rate and will range between LIBOR plus 375 to 450 basis points, subject to certain financial ratios. The Company is required to meet these financial ratios on a quarterly basis. As of March 31, 2023, the Company was in compliance with all financial covenants. The Adjusted Leverage (total net debt / adjusted EBITDA) in respect of the most recently completed relevant period was less than 2.25, hence the applicable margin was set at 375 basis points.

On January 10, 2023, the Company has made a prepayment of $41.3 million against senior debt by utilising the proceeds received from redemption of interest in CSS Corp LP, according to clause 8.3 of the facilities agreement, in addition to the scheduled installment of $4.1 million, thus totaling to $45.4 million during the quarter.

On April 3, 2023, an indirect subsidiary of the Company completed its previously announced sale of the Company’s indirect 51 percent ownership interest in CCC to Solutions. In accordance with the requirements of the facilities agreement, the Company was required to apply the proceeds received from the CCC disposal towards prepayment of the Company’s senior term loan facility. Gross proceeds received were $68.9 million. Which is subject to true up working capital adjustments and tax payable on the transaction.

The Company had filed a consent request with the lenders under its facilities agreement relating to the application of $55 million of the proceeds arising out of the Company's disposal of its ownership interest in CCC, which was accepted by the lenders on April 19, 2023. As per the accepted consent request, the proceeds received pursuant to the disposal of CCC will be utilised in the following order of priority: (i) firstly, prepayment of the outstanding Revolving Facility Loans of an amount of $7 million (together with accrued and unpaid interest then outstanding on the Revolving Facility Loans), (ii) secondly, (in relation to the Term Loans) prepayment in full of the four (4) Repayment Instalments which would otherwise fall due on May 22, 2023, August 22, 2023, November 22, 2023 and February 22, 2024 (together with accrued and unpaid interest then outstanding on the Term Loans), and (iii) lastly, (in relation to the Term Loans) the balance proceeds from the CCC disposal to be applied against the remaining eight (8) repayment instalments on a pro rata basis.

In April 2023, the Company has applied $55 million of the proceeds in making a prepayment of $48 million against the senior debt and $7 million against the revolving credit facilities.

Accordingly, senior term loan principal repayment schedule has been revised as below:

Years	Amount
Remainder of 2023*	48,000
2024	18,403
2025	42,940
2026	6,067
Total	115,410

* Paid on April 21, 2023

Debt issuance cost represents the amount paid to the Company’s counsel and other third parties and was being amortized over the period of the new term loan.

Following table presents the changes in debt issuance cost during the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Opening balance	507	2,332
Less: Amortization of debt issuance cost*	(40)	(1,825)
Closing balance	467	507

*includes one time amortisation of $1,260 during period ended December 31, 2022.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amounts outstanding as at March 31, 2023 is $0.9 million.

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was 17.5 million and 18.09 million as of March 31, 2023 and December 31, 2022 respectively.

11. SHARE-BASED COMPENSATION

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the Startek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the three months ended March 31, 2023, was $380 and is included in selling, general and administrative expense. As of March 31, 2023, there was $2,178 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.02 years.

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustments	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2022	(11,781)	(4,277)	(16,058)	(4,601)	(20,659)
Continuing Operations
Foreign currency translation	(124)	-	(124)	-	(124)
Pension amortization*	-	124	124	-	124
Discontinued Operations
Pension amortization*	-	511	511	614	1,125
Balance at March 31, 2023	(11,905)	(3,642)	(15,547)	(3,987)	(19,534)

*Pension amortisation is net of tax impact of $97 and $128 in respect of continued and discontinued operations respectively.

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

Our operating business model is focused on the geographies in which we operate. Our CODM reviews the performance and makes resource allocation geography-wise, hence the geographical level represents the operating segments of the Company. In the previous year with operations in Middle east and Argentina being considered as held for sale and discontinued operations, we identified following geographies as reportable segments;

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Australia
e) South Africa
f) Rest of World

	Three Months Ended
	March 31,
	2023	2022
Revenue
Americas	44,477	45,415
India & Sri Lanka	23,247	27,961
Malaysia	10,582	11,280
Australia	8,988	9,480
South Africa	4,766	6,190
Rest of World	29	766
Total	92,089	101,092

	Three Months Ended
	March 31,
	2023	2022
Operating income (loss)
Americas	2,125	(2,319)
India & Sri Lanka	238	3,467
Malaysia	2,890	2,026
Australia	560	1,101
South Africa	227	1,178
Rest of World	(1,123)	(559)
Segment operating income	4,917	4,894
Startek consolidation adjustments
Private offer transaction cost	-	(500)
Intangible amortization	(2,561)	(2,561)
Total operating income	2,356	1,833

A single client in the Americas segment accounted for 10% of the consolidated total net revenue during the three months ended March 31, 2023 and 2022, respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As of	As of
	March 31, 2023	December 31, 2022
Property, plant and equipment, net
Americas	8,912	9,718
India & Sri Lanka	9,465	8,340
Malaysia	2,208	2,390
Australia	729	829
South Africa	1,322	1,508
Rest of World	148	160
Total	22,784	22,945

Investment in Equity Accounted Investees

On February 25, 2021, the Company had made a $25 million investment in CSS Corp LLP (“an Investment Limited Liability Partnership”), the Company accounted this investment under the equity accounted investee method of accounting in accordance with ASC 323-30-S99-1. The CODM receives a partnership statement of CSS Corp LP on quarterly basis and evaluates the carrying value of the investment in equity accounted investees. On December 27, 2022, the Company had redeemed its investment in CSS Corp LP and received proceeds of $45.6 million and recognized a gain on sale of investment of $8.4 million.

14.  LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Operating lease cost	4,380	5,289

Finance lease cost
Amortization of right-of-use assets	38	140
Interest on lease liabilities	-	60
Total finance lease cost	38	200

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	4,987	5,867
Operating cash flow from finance leases	-	60
Financing cash flows from finance leases	-	123

Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,986	1,491
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2023	As of December 31, 2022
Operating leases
Operating lease right-of-use assets	38,842	36,450

Operating lease liabilities - Current	15,403	14,492
Operating lease liabilities - Non-current	27,895	26,651
Total operating lease liabilities	43,298	41,143

Finance Leases
Property and equipment, at cost	1,509	1,509
Accumulated depreciation	(1,509)	(1,471)
Property and equipment, at net	-	38

Weighted average remaining lease term	As of March 31, 2023	As of December 31, 2022
Operating leases (in years)	2.75 years	2.60 years
Finance leases (in years)	0.00 years	0.00 years

Weighted average discount rate
Operating leases	6.2%	6.0%
Finance leases	0.0%	0.0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of March 31, 2023, to the finance and operating lease liabilities recorded on the Company’s balance sheet:

Operating Leases
Year ending December 31,
Remainder of 2023	13,725
2024	15,642
2025	9,588
2026	4,887
2027	3,136
Thereafter	2,728
Total lease payments	49,706
Less: Imputed interest	(6,408)
Total present value to lease liabilities	43,298

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

During the three months ended March 31, 2023, the Company had not repurchased common stock under our repurchase plan.

On April 24, 2023, the Board of Director's approved to replace the Original Repurchase Plan with a new plan pursuant to which the Company will be authorized to repurchase up to $20 millions of  the Corporation’s common stock from time to time (the “New Repurchase Program”) in accordance with the requirements of the Securities and Exchange Commission, including but not limited to Rule 10b-18.

16. SUBSEQUENT EVENTS.

None other than disclosed in Note 3A - "Discontinued Operations and Held for Sale - Contact Center Company", Note 10 - "Debt" and Note 15 "Common Stock".

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. All dollar amounts are presented in thousands other than per share data.

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel CX, digital transformation, and technology services to some of the world’s leading brands. Startek is committed to impacting clients’ business outcomes by focusing on enhancing CX and digital enablement across all touch points and channels. Startek has more than 32,000 employees delivering services in 11 countries. The Company services over 140 clients across a range of industries such as Banking and Financial Services, insurance, technology, telecom, healthcare, travel and hospitality, consumer goods, retail, media & cable, E-commerce and energy and utilities.

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

SIGNIFICANT DEVELOPMENTS

None.

Key Matters Pertaining to Subsidiaries

Strategic Divestitures

Sale of stake in Saudi Arabia:

On April 3, 2023, the Company completed its sale of ownership interest in CCC to Solutions. At closing, the Company received cash proceeds of approximately $68.9 million subject to true-up working capital adjustments to the amount paid on the closing date and tax payable on the transaction. Under the Sale and Purchase Agreement, the Company will act as a guarantor for the obligations of its indirect subsidiary that owns the Company’s interests in CCC. Refer to Note 3A for detailed information relating to sale of stake in Saudi Arabia.

RESULTS OF OPERATIONS — three months ended March 31, 2023 AND 2022

Revenue

Our revenues for the three months ended March 31, 2023 decreased by 8.9% to $92,089 as compared to $101,092 for the three months ended March 31, 2022.

The breakdown of our net revenues from various segments for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Americas	44,477	45,415
India & Sri Lanka	23,247	27,961
Malaysia	10,582	11,280
Australia	8,988	9,480
South Africa	4,766	6,190
Rest of World	29	766
Total	92,089	101,092

The decline in revenue in the Americas region from a cable client that insourced operations in 2022 was offset by increase in revenue across other clients and from the ramp up of operations with new cable client.

Revenue decrease in India and Sri Lanka region was due to lower volumes with one of our hyper scale clients. We continue to see strong momentum across other clients in the geography.

Revenue in Malaysia and Australia saw a marginal decline due to temporary lower volumes with some clients.

South Africa revenue declined due to lower volumes with a domestic telecom major.

The breakdown of our net revenues from various industry verticals for three months ended March 31, 2023 and 2022 is as follows:

	For Three Months Ended March 31, 2023	For Three Months Ended March 31, 2022	For Three Months Ended March 31, 2023	For Three Months Ended March 31, 2022

Verticals:
Telecom	23,985	24,343	26%	24%
E-commerce & Consumer	15,996	20,143	17%	20%
Financial & Business Services	13,379	13,135	15%	13%
Media & Cable	13,966	15,351	15%	15%
Travel & Hospitality	11,699	12,272	13%	12%
Healthcare & Education	6,646	8,633	7%	9%
Technology, IT & Related Services	3,271	3,619	4%	4%
Other verticals	3,147	3,596	3%	4%
Revenue	92,089	101,092

Telecom vertical reported marginal declines in revenue in the current quarter compared to the prior period. This was led by lower volumes in India telecom players and due to currency movements. Our large telecom clients continue to see growth driven by improved performance due to multiple digital interventions.

E-commerce vertical reported lower year-on-year revenue due to lower volumes in a hyper scale client in India. We continue to win more business in this segment, both from existing clients and new clients.

The Financial & Business services vertical continues to perform steadily as we strengthen our partnership with key clients in these verticals.

The decline in revenue from the Media vertical was led by a change in strategy with a key client who insourced part of their CX activities earlier this year. This decline was offset by a ramp-up of with the new cable client that was won in the fourth quarter of the previous year.

While the travel sector witnessed improvement in volumes and new wins, the year-on-year decline was driven by temporary decline in volumes with one client in Australia.

The decline in revenue in Healthcare & Education is primarily due to shift of volumes to near shore and offshore delivery geographies.

Others include contracts with energy and utility, public sector enterprises and government entities where we have seen a marginal decrease in revenues. The new contract with the utility client has started ramping up in the current period.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue decreased to 85.9% for the three months ended March 31, 2023 compared to 86.4% for the three months ended March 31, 2022. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 72.4%, 5.2%, and 6.6% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Three Months Ended March 31,
	2023	2022
Employee benefit expenses	57,312	64,010
Rent expense	4,081	4,871
Depreciation and amortization	5,226	5,793
Other	12,510	12,628
Total	79,129	87,302

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 62.2% for the current period as compared to 63.3% for the previous period. This decrease was primarily driven by change in geography mix with higher revenues accruing from offshore and near shore delivery that have higher margins.

Rent expense: Rent expense as a percentage of revenue decreased to 4.4% for the current period as compared to 4.8% for the previous period. The decrease is driven by rationalization of brick-and-mortar sites across geographies as operations moved to our work from home model.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue remains constant at 5.7% for the current period as compared to previous period.

Other expenses include recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased marginally to 13.6% from 12.5%. The increase in the current period was led by higher traveling and conveyance, higher recruitment charges, higher insurance premium and higher outsourcing costs partly offset by lower utility and maintenance costs.

As a result, gross profit as a percentage of revenue for the current period increased to 14.1% as compared to 13.6% for the previous period.

	Three Months Ended March 31,
	2023	2022
Revenue	92,089	101,092
Cost of services	79,129	87,302
Gross profit	12,960	13,790
Gross margin	14.1%	13.6%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 11.8% in the previous period to 11.2% in the current period. The decrease in SG&A expenses is due to the inclusion of certain one-time costs in the prior period. Adjusting for this, the SG&A expense during this quarter remained flat relative to the prior period

Impairment losses and restructuring/exit cost, net

Impairment losses and restructuring costs, net totaled $317 for the current period as compared to $(5) for the previous period. The restructuring cost during the quarter include $185 and $132 towards the restructuring exercise underway in Peru and Startek respectively.

Interest expense and other income (expense), net

Interest expense and other income (expense), net totaled $2,077 for the current period as compared to $1,730 for the previous period. The increase in interest expense was due to an increase in global rates and yields.

Income tax expense

Income tax expense for the current period was $909 compared to $638 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

Income from Discontinued Operations

Discontinued operations include the results of operations for the CCC and Argentina business that are reported separately as discontinued operations in the Consolidated Statement of Income (loss).

Results of Operations of Saudi Arabia – March 31, 2023, and March 31, 2022

Our revenue for the period March 31, 2023, was higher at $64,364 compared to $58,687 for the period March 31, 2022. Our operation in the Middle East saw continuity of government programs that was won during the Pandemic. The Company also secured new clients which continue to ramp up in the current period.

Overall, the cost of services as a percentage of revenue decreased to 85.3% for the period March 31, 2023, compared to 88% for the period March 31, 2022. The decrease in costs is primarily attributable to the decrease in employee expenses and decrease in outsourcing cost for the current period, which includes certain cost for delivery of technology services to one of our clients.

As a result, gross profit as a percentage of revenue for the current period increased to 14.7% as compared to 12.0% for the previous period.

Selling, general and administrative expenses (SG&A) as a percentage of revenue marginally increased from 4.6% in the previous period to 4.9% in the current period due to lower base impact.

Results of Operations of Argentina – March 31, 2023, and March 31, 2022

Our revenue for the period March 31, 2023, was lower at $6,134 compared to $7,538 for the period March 31, 2022. The reduction in revenue was largely driven by significant depreciation of Argentine Peso relative to US Dollar.

Overall, the cost of services as a percentage of revenue decreased to 102% for the period March 31, 2023, compared to 106% for the period March 31, 2022. The decrease in costs is primarily attributable to the decrease in employee costs as per the collective bargaining agreement. This has resulted in a negative margin for the current period.

Selling, general and administrative expenses (SG&A) as a percentage of revenue slightly increase to 7.6%, compared to 7% for the period March 31, 2022.

Impairment losses and restructuring costs, net totaled $1,341 for the current period as compared to $1,381 for the previous period. It is primarily relating to severance payments made to employees and costs associated with the leases that has been surrendered in Argentina according to the restructuring plan.

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

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of March 31, 2023, the Company was in compliance with all financial covenants. During this year, the Company has taken steps to significantly reduce our leverage. So far during this year, the Company made a repayment of around 60% of debt outstanding at the beginning of the year from the proceeds of multiple divestments. With this repayment, the Company significantly improved leverage ratios and strengthen liquidity situation.

Cash and cash equivalents and restricted cash

As of March 31, 2023, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries decreased by $47,461 to $24,942 compared to $72,403 as of December 31, 2022. The restricted cash balance as of March 31, 2023 stood at $9,172 as compared to $49,946 as of December 31, 2022. The restricted cash pertains to the debt service reserve account (DSRA) that we have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements. In January 2023, the Company made a prepayment of $41,340 towards the term loan.

Cash flows from operating activities

For the three months ended March 31, 2023 and 2022 we reported net cash provided by / used in operating activities of $2,513 and $(77), respectively. The increase is majorly due to reduction in net working capital for the current period.

Cash flows used in investing activities

For the three months ended March 31, 2023 and 2022, we reported net cash used in investing activities of $(2,525) and $(1,576) respectively. Net cash used in investing activities for current periods primarily towards capital expenditure.

Cash flows from financing activities

For the three months ended March 31, 2023 and 2022 we reported net cash used in and provided by financing activities of $(45,273) and $(1,689), respectively. During the three months ended March 31, 2023 our net borrowings decreased mainly due to repayment of senior term debt during the period.

Debt

For more information, refer to Note 10, "Debt," to our consolidated financial statements included in Item 1, "Financial Statements."

CONTRACTUAL OBLIGATIONS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

Apart from certain non-recourse receivables factoring as mentioned in the Note 10 "Debt" of the notes to the consolidated financial statements, we have no other material off-balance sheet transactions, unconditional purchase obligations, or similar instruments, and we are not a guarantor of any other entities’ debt or other financial obligations.

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

While our significant accounting policies are described in more detail in Note 2, "Summary of Significant Accounting Policies" to our financial statements appearing elsewhere in Form 10-Q, we believe that the following accounting policy is most critical to the judgments and estimates used in the preparation of our financial statements.

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

As of March 31, 2023, based on the qualitative assessment, we concluded that there is no impairment of goodwill.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek has qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

During the three months ended March 31, 2023, the Company had not repurchased common stock under our repurchase plan.

On April 24, 2023, the Board of Director's approved to replace the Original Repurchase Plan with a new plan pursuant to which the Company will be authorized to repurchase up to $20 millions of the Corporation’s common stock from time to time (the “New Repurchase Program”) in accordance with the requirements of the Securities and Exchange Commission, including but not limited to Rule 10b-18.

Additional information regarding the Company’s repurchases of common stock during the three months ended March 31, 2023 is set forth in Note 15 to the accompanying consolidated financial statements which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Filing Description	Exhibit	Filing Date
2.1	Sale and Purchase Agreement, dated as of January 11, 2023 relating to sale of interest in Contact Center Company	8K	2.1	April 7, 2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022 (Unaudited), (ii) Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Bharat Rao	Date: May 12, 2023
Bharat Rao
Chief Executive Officer

By:	/s/ Nishit Shah	Date: May 12, 2023
Nishit Shah
Chief Financial Officer