Form 10-Q
period 2023-06-30
Startek, Inc.
filed 2023-08-10
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 02, 2023, there were 40,301,809 shares of Common Stock outstanding.

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. ("Startek") and its subsidiaries.

FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	91,197	96,147	183,286	197,239
Cost of services	(79,534)	(85,113)	(158,641)	(172,416)
Gross profit	11,663	11,034	24,645	24,823

Selling, general and administrative expenses	(10,798)	(9,848)	(21,107)	(21,809)
Impairment (losses)/ reversals and restructuring/exit cost	442	(78)	125	(73)
Operating income (loss)	1,307	1,108	3,663	2,941

Share of income (loss) of equity accounted investee	-	3,833	-	3,825
Interest expense and other income (expense), net	(1,582)	(1,315)	(3,659)	(3,045)
Foreign exchange gains (losses), net	345	124	417	(100)
Income (loss) from continuing operations before tax expenses	70	3,750	421	3,621
Tax expenses	(101)	(1,303)	(1,010)	(1,941)
Income (loss) from continuing operations, net of tax (A)	(31)	2,447	(589)	1,680
Income (loss) before income tax expenses from discontinued operations	(910)	301	2,751	2,809
Pre-tax gain on disposal	11,666	-	11,666	-
Tax expenses of discontinued operations	(4,190)	(120)	(5,374)	(1,575)
Income (loss) from discontinued operations, net of tax (B)	6,566	181	9,043	1,234
Net income (loss) (A+B)	6,535	2,628	8,454	2,914

Income (loss) from continuing operations (A)
Income (loss) attributable to noncontrolling interests	-	-	-	-
Income (loss) attributable to Startek shareholders	(31)	2,447	(589)	1,680
	(31)	2,447	(589)	1,680

Income (loss) from discontinued operations (B)
Income (loss) attributable to noncontrolling interests	-	761	2,589	2,290
Income (loss) attributable to Startek shareholders	6,566	(580)	6,454	(1,056)
	6,566	181	9,043	1,234

Net income (loss) (A+B)
Net income (loss) attributable to noncontrolling interests	-	761	2,589	2,290
Net income (loss) attributable to Startek shareholders	6,535	1,867	5,865	624
	6,535	2,628	8,454	2,914

Net income (loss) per common share from continuing operations
Basic net income (loss) attributable to Startek shareholders	(0.00)	0.06	(0.01)	0.04
Diluted net income (loss) attributable to Startek shareholders	(0.00)	0.06	(0.01)	0.04

Net income (loss) per common share from discontinued operations
Basic net income (loss) attributable to Startek shareholders	0.16	(0.01)	0.16	(0.02)
Diluted net income (loss) attributable to Startek shareholders	0.16	(0.01)	0.16	(0.02)

Net income (loss) per common share from continuing and discontinued operations
Basic net income (loss) attributable to Startek shareholders	0.16	0.05	0.15	0.02
Diluted net income (loss) attributable to Startek shareholders	0.16	0.05	0.15	0.02

Weighted average common shares outstanding
Basic	40,316	40,284	40,302	40,311
Diluted	40,318	40,308	40,314	40,366

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) (A+B)	6,535	2,628	8,454	2,914
Net income (loss) attributable to noncontrolling interests	-	761	2,589	2,290
Net income (loss) attributable to Startek shareholders	6,535	1,867	5,865	624

Other comprehensive income (loss), net of taxes from continuing operations:
Foreign currency translation adjustments	(2,401)	(3,934)	(2,525)	(3,388)
Pension amortization	-	(64)	124	-
Other comprehensive income (loss) from continuing operations	(2,401)	(3,998)	(2,401)	(3,388)

Other comprehensive income (loss), net of taxes from discontinued operations:
Foreign currency translation adjustments	(50)	(3)	(50)	(1)
Pension amortization	3,062	515	4,187	(686)
Other comprehensive income (loss) from discontinuing operations	3,012	512	4,137	(687)
Other comprehensive income (loss) from continuing and discontinuing operations	611	(3,486)	1,736	(4,075)

Other comprehensive income (loss), net of taxes from continuing operations
Attributable to noncontrolling interest	-	-	-	-
Attributable to Startek shareholders	(2,401)	(3,998)	(2,401)	(3,388)
	(2,401)	(3,998)	(2,401)	(3,388)

Other comprehensive income (loss), net of taxes from discontinued operations
Attributable to noncontrolling interests	-	281	614	(374)
Attributable to Startek shareholders	3,012	231	3,523	(313)
	3,012	512	4,137	(687)

Comprehensive income (loss) from continuing and discontinuing operations
Attributable to noncontrolling interests	-	1,042	3,203	1,916
Attributable to Startek shareholders	7,146	(1,899)	6,987	(3,077)
	7,146	(857)	10,190	(1,161)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	34,908	22,457
Restricted cash	4,151	49,946
Trade accounts receivables, net	38,243	47,138
Unbilled revenue	30,801	24,207
Prepaid expenses and other current assets	15,819	9,159
Assets classified as held for sale	8,416	202,831
Total current assets	132,338	355,738

Non-current assets
Property, plant and equipment, net	28,200	22,945
Operating lease right-of-use assets	37,591	36,450
Intangible assets, net	74,602	79,745
Goodwill	120,505	120,505
Deferred tax assets, net	2,724	2,771
Prepaid expenses and other non-current assets	8,826	7,889
Total non-current assets	272,448	270,305
Total assets	404,786	626,043

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	7,852	2,428
Accrued expenses	31,413	29,707
Short term debt	11,089	14,267
Current maturity of long term debt	6,564	120,466
Current maturity of operating lease liabilities	14,951	14,492
Other current liabilities	24,260	17,615
Liabilities classified as held for sale	7,341	89,486
Total current liabilities	103,470	288,461

Non-current liabilities
Long term debt	60,848	41,175
Operating lease liabilities	26,464	26,651
Other non-current liabilities	3,292	2,682
Deferred tax liabilities, net	15,412	15,508
Total non-current liabilities	106,016	86,016
Total liabilities	209,486	374,477

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 41,168,618 and 41,098,456 shares issued as of June 30, 2023 and December 31, 2022 respectively.	412	411
Additional paid-in capital	294,266	293,472
Accumulated deficit	(80,538)	(86,302)
Treasury stock, 891,193 and 839,214 shares as of June 30, 2023 and December 31, 2022 respectively, at cost	(3,904)	(3,749)
Accumulated other comprehensive loss	(14,936)	(16,058)
Equity attributable to Startek shareholders	195,300	187,774
Non-controlling interest	-	63,792
Total stockholders’ equity	195,300	251,566
Total liabilities and stockholders’ equity	404,786	626,043

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Income from continuing and discontinued operations	8,454	2,914
less: Income (loss) from discontinued operations, net of tax	9,043	1,234
Income (loss) from continuing operations, net of tax	(589)	1,680

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,535	11,043
Profit on sale of property, plant and equipment	(12)	(80)
Provision/(reversal) for doubtful accounts	(412)	(125)
Amortization of debt issuance costs (including loss on extinguishment of debt)	80	286
Amortization of call option premium	-	720
Mark to market gain on derivative instrument	(356)	-
Share-based compensation expense	769	833
Deferred income taxes	33	(612)
Share of income of equity accounted investee	-	(3,825)

Changes in operating assets and liabilities:
Trade accounts receivables (including unbilled revenue)	1,024	6,127
Prepaid expenses and other assets	(5,597)	(5,522)
Trade accounts payable	5,491	1,473
Income taxes, net	(2,689)	576
Accrued expenses and other liabilities	9	(3,202)
Net cash generated from by operating activities from continuing operations	8,286	9,372
Net cash generated from/used in operating activities from discontinued operations	(7,795)	278
Net cash generated from operating activities	491	9,650

Investing activities
Purchase of property, plant and equipment and intangible assets, net	(7,630)	(5,303)
Proceeds from sale of discontinued operations, net of cash disposed	34,890	-
Net cash generated from/used in investing activities from continuing operations	27,260	(5,303)
Net cash generated from/used in investing activities from discontinued operations	(3,570)	(1,832)
Net cash generated from/used in investing activities	23,690	(7,135)

Financing activities
Proceeds from the issuance of common stock	25	246
Payments of long term debt	(93,466)	-
(Payment)/ Proceed from a line of credit, net	(3,218)	1,423
Payments of other borrowings, net	(842)	(1,077)
Common stock repurchases	(155)	(1,334)
Net cash generated from/used in financing activities from continuing operations	(97,656)	(742)
Net cash generated from/used in financing activities from discontinued operations	(303)	108
Net cash generated from/used in financing activities	(97,959)	(634)

Net increase in cash and cash equivalents	(73,778)	1,881
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,151)	(1,486)
Cash and cash equivalents and restricted cash at beginning of period	115,146	55,396
Cash and cash equivalents and restricted cash at end of period	40,217	55,791
Less: Cash and cash equivalents from discontinued operations	(1,158)	(22,475)
Cash and cash equivalents and restricted cash of continuing operations at end of period	39,059	33,315

Components of cash and cash equivalents and restricted cash
Balances with banks	34,908	30,292
Restricted cash	4,151	3,023
Total cash and cash equivalents and restricted cash	39,059	33,315

Supplemental disclosure of cash flow information
Cash paid for interest and other finance cost	6,225	4,368
Cash paid for income taxes	(3,661)	2,168
Supplemental disclosure of non-cash activities
Non-cash share-based compensation expenses	769	833

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common stock		Treasury Stock				Other items of OCI
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated earnings (deficit)	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Total	Non controlling interest	Total equity
Three months ended
Balance at March 31, 2023	41,133,224	411	839,214	(3,749)	293,869	(87,073)	(11,905)	-	(3,642)	187,911	66,995	254,906
Issuance of common stock	35,394	1	-	-	8	-	-	-	-	9	-	9
Share-based compensation expenses	-	-	-	-	389	-	-	-	-	389	-	389
Income (loss) from continuing operations	-	-	-	-	-	(31)	-	-	-	(31)	-	(31)
Income (loss) from discontinued operations	-	-	-	-	-	6,566	-	-	-	6,566	-	6,566
Other comprehensive income (loss) from continuing operations	-	-	-	-	-	-	(2,401)	-	-	(2,401)	-	(2,401)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	(50)	-	3,062	3,012	-	3,012
Repurchase of common stock	-	-	51,979	(155)	-	-	-	-	-	(155)	-	(155)
Redemption of NCI on disposal of CCC	-	-	-	-	-	-	-	-	-	-	(66,995)	(66,995)
Balance at June 30, 2023	41,168,618	412	891,193	(3,904)	294,266	(80,538)	(14,356)	-	(580)	195,300	-	195,300

Balance at March 31, 2022	40,953,221	410	672,176	(3,183)	292,104	(85,286)	(6,268)	-	(4,353)	193,424	58,890	252,314
Issuance of common stock	43,345	-	-	-	106	-	-	-	-	106	-	106
Share-based compensation expenses	-	-	-	-	405	-	-	-	-	405	-	405
Net income (loss) from continuing operations	-	-	-	-	-	2,447	-	-	-	2,447	-	2,447
Income (loss) from discontinued operations	-	-	-	-	-	(580)	-	-	-	(580)	761	181
Other comprehensive income (loss) from Continuing operations	-	-	-	-	-	-	(3,934)	-	(64)	(3,998)	-	(3,998)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	(3)	-	234	231	281	512
Repurchase of common stock	-	-	20,000	(63)	-	-	-	-	-	(63)	-	(63)
Balance at June 30, 2022	40,996,566	410	692,176	(3,246)	292,615	(83,419)	(10,205)	-	(4,183)	191,972	59,932	251,904

Six months ended
Balance at December 31, 2022	41,098,456	411	839,214	(3,749)	293,472	(86,302)	(11,781)	-	(4,277)	187,774	63,792	251,566
Transition period adjustment pursuant to ASC 326, net of tax	-	-	-	-	-	(101)	-	-	-	(101)	-	(101)
Issuance of common stock	70,162	1	-	-	25	-	-	-	-	26	-	26
Share-based compensation expenses	-	-	-	-	769	-	-	-	-	769	-	769
Income (loss) from continuing operations	-	-	-	-	-	(589)	-	-	-	(589)	-	(589)
Income (loss) from discontinued operations	-	-	-	-	-	6,454	-	-	-	6,454	2,589	9,043
Other comprehensive income (loss) from continuing operations	-	-	-	-	-	-	(2,525)	-	124	(2,401)	-	(2,401)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	(50)	-	3,573	3,523	614	4,137
Repurchase of common stock	-	-	51,979	(155)	-	-	-	-	-	(155)	-	(155)
Redemption of NCI on disposal of CCC	-	-	-	-	-	-	-	-	-	-	(66,995)	(66,995)
Balance at June 30, 2023	41,168,618	412	891,193	(3,904)	294,266	(80,538)	(14,356)	-	(580)	195,300	-	195,300

Balance at December 31, 2021	40,893,396	409	412,769	(1,912)	291,537	(84,043)	(6,816)	-	(3,871)	195,304	58,016	253,320
Issuance of common stock	103,170	1	-	-	245	-	-	-	-	246	-	246
Share-based compensation expenses	-	-	-	-	833	-	-	-	-	833	-	833
Net income (loss) from continuing operations	-	-	-	-	-	1,680	-	-	-	1,680	-	1,680
Income (loss) from discontinued operations	-	-	-	-	-	(1,056)	-	-	-	(1,056)	2,290	1,234
Other comprehensive income (loss) from Continuing operations	-	-	-	-	-	-	(3,388)	-	-	(3,388)	-	(3,388)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	(1)	-	(312)	(313)	(374)	(687)
Repurchase of common stock	-	-	279,407	(1,334)	-	-	-	-	-	(1,334)	-	(1,334)
Balance at June 30, 2022	40,996,566	410	692,176	(3,246)	292,615	(83,419)	(10,205)	-	(4,183)	191,972	59,932	251,904

As of June 30, 2023 and June 30, 2022, there were 40,277,425 and 40,304,390 shares outstanding respectively of Common Stock, net off treasury stock.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 32,000 employees globally, spread across in 11 countries. The Company services over 145 clientsacross various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, Media & Cable, E-commerce and Energy and Utilities.

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

Revenue

The Company utilizes a five-step process given in ASC 606, for revenue recognition that focuses on the transfer of control, rather than the transfer of risks and rewards. It also provided additional guidance on accounting for contract acquisition and fulfillment costs. Refer to Note 5 on "Revenue" for further information.

Allowance for Expected Credit Losses

The Company maintains an allowance for current expected credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, the Company considers past payment and recovery trends, and other related information for its customers to estimate the probability of default in the future. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Refer to Note 5 on "Revenue" for further information.

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

Estimated Useful Life
Buildings and building improvements	3-20 years
Telephone and computer equipment	3-10 years
Furniture, fixtures, and miscellaneous equipment	3-15 years
Software	1-6 years

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

Goodwill and Intangible Assets

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis on  December 31, based on a number of factors, including operating results, business plans and future cash flows. The Company performs an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment of events or circumstances, the Company performs a quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on the quantitative impairment analysis, the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess. In addition, the Company performs a quantitative assessment of goodwill impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to Note 4, "Goodwill and Intangible Assets" and Note 7, "Impairment Losses and Restructuring/Exit cost" for information and related disclosures.

Intangible Assets

We amortize all acquisition-related intangible assets that are subject to amortization using the straight-line method over the estimated useful life based on economic benefit as follows:

Estimated Useful Life
Customer Relationship	8 - 13.5 years
Brand	13.5 years
Trademarks	15 years
Developed Technology	5 years

We perform a review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets  may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Intangible assets acquired in a business combination were recorded at fair value at acquisition date using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment if indicators of impairment arise. Refer to Note 4, "Goodwill and Intangible Assets" for information and related disclosures.

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

Borrowing costs

Borrowing costs include interest as well as ancillary costs such as amortization of financing fees or charges and premium or discount on the borrowings. Borrowing costs (loan processing fee) are capitalized and amortized in the consolidated statement of income using effective interest method. Refer to to Note 10, "Debt" for further information and disclosures.

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

Stock-Based Compensation

We recognize expenses related to all share-based payments to employees, including grants of employee stock options, based on the grant-date fair values amortized straight-line over the period during which the employees are required to provide services in exchange for the equity instruments. We include an estimate of forfeitures when calculating compensation expenses. We use the Black-Scholes method for valuing stock-based awards. Refer to Note 12, “Share-Based Compensation” for further information.

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

Net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal. The sum of total net assets of the entity plus debt other than: 1) debt of the discontinued operations that will be assumed by the buyer; 2) debt that is required to be paid as a result of the disposal transaction; and 3) debt that can be directly attributable to other operations of the entity.

If a business is classified as held for sale after the balance sheet but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

Refer to “Note 3A & 3B – "Discontinued Operations and Held for Sale" in our consolidated financial statements included elsewhere in this report for additional information and disclosures.

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

3A. Discontinued Operations and Held for Sale - Contact Center Company

On November 10, 2022, the Company accepted a final offer by Arabian Internet and Communications Services Company (Solutions) to acquire Startek’s indirect 51% ownership interest in its subsidiary Contact Center Company (CCC), which was the Company’s joint venture that operated in the Kingdom of Saudi Arabia. After consideration of the relevant facts, the Company concluded the assets and liabilities of its CCC component met the criteria for classification as held for sale. The Company concluded that the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the CCC are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of the business not sold as of the balance sheet date are presented in the Consolidated Balance Sheet as current assets and liabilities held for sale for both periods presented. Interest expense on term loans allocated to discontinued operations represents interest expenses on term loans which were required to be settled upon the sale of the CCC. CCC formed part of the 'Middle East' segment in the consolidated financial statements for the period ended June 30, 2022.

Subsequently, on January 11, 2023, the Company entered into a definitive Sale and Purchase Agreement with Solutions. The Sale and Purchase Agreement provided for a transaction based on an enterprise value for CCC of $120 million (SAR 450 million), on a debt free and cash free basis, to be paid in cash at closing, subject to the adjustments set forth in the Sale and Purchase Agreement. The transaction has been approved by the General Authority for Competition (GAC) in the Kingdom of Saudi Arabia and the Company has also obtained consent from its lenders.

On April 3, 2023, the Company completed its sale of ownership interest in “CCC” to “Solutions”. At closing, the final consideration paid was $69.8 million. Under the Sale and Purchase Agreement, the Company will act as a guarantor for the obligations of its indirect subsidiary that owned the Company’s interests in CCC.

Assets and Liabilities classified as Held for sale as on December 31, 2022 includes Assets of $195,184 and Liabilities of $82,259. For detailed list of assets and liabilities, refer Form 10K filed for December 31, 2022.

The following table summarizes the income statement information of discontinued operations for the period ended June 30, 2023 and June 30, 2022:

Statement of income (loss)	Six Months Ended June 30,
	2023#	2022
Revenue	64,364	121,741
Cost of services	(54,889)	(109,871)
Gross profit	9,475	11,870

Selling, general and administrative expenses	(3,117)	(5,436)
Impairment losses and restructuring/exit cost	(4)	(30)
Operating income	6,354	6,404

Interest expense and other income (expense), net*	(1,174)	(1,308)
Foreign exchange gains (losses), net	(10)	(14)
Income before tax expenses	5,170	5,082
Tax expenses (A)	(1,185)	(1,575)
Net income	3,985	3,507

*Includes allocated interest.

#Includes results of operations of CCC till March 31, 2023.

The following table presents the gain associated with the sale, presented in the statement of Income as a part of discontinued operations;

June 30, 2023

Gross purchase price, as adjusted per the terms of the Purchase Agreement	69,800
Less: Carrying value of net assets sold	(55,122)
Income/(Loss) on reclassification of items of AOCI to statement of income (loss) on disposal of component:
Less: Unrecognised pension costs	(3,062)
Add: Foreign currency translation	50
Pre-tax gain on disposal	11,666
Tax expenses on gain on disposal net off deferred tax liability reversal of $ 3,056 (B)	(4,189)
Total tax expenses of CCC (A+B)	(5,374)
The Carrying value of net assets sold are as follows;

a) Assets
Cash and cash equivalents	28,284
Restricted cash	5,735
Trade accounts receivables, net	33,853
Unbilled revenue	46,434
Prepaid and other assets	8,377
Property, plant and equipment, net	4,449
Operating lease right-of-use assets	11,289
Goodwill	54,840
Deferred tax assets, net	5,028

b) Liabilities
Trade accounts payables	(3,698)
Accrued expenses	(16,015)
Other current and non current liabilities	(45,965)
Operating lease liabilities	(10,494)

c) Non-controlling interest	(66,995)

Carrying value of net assets sold (a+b+c)	55,122

Net cash flows attributable to the discontinued operations:
	June 30, 2023	June 30, 2022

Net cash generated from operating activities	(5,870)	3,220
Net cash used in investing activities	(3,513)	(1,849)
Net cash (used in) / provided by financing activities	-	-
Net Cash Inflow/(Outflow)	(9,383)	1,371

3B. Discontinued Operations and Held for Sale - Argentina

On December 14, 2022, the Company has entered into an engagement letter with M/S Estudio A & L LLC (‘the Firm’) pursuant to which the Firm would serve as a non-exclusive advisor in connection with the potential sale of Aegis Argentina. The Firm will perform services for the Company such as advice on the structure, negotiation strategy, valuation analyses, financial terms, and other financial matters etc. If required, the Firm will assist the Company in preparing a brief memorandum, for distribution to potential buyers, describing the Company and its business, operations, properties, financial condition, and prospects. The Firm to negotiate and execute on its behalf and/or the Company’s behalf confidentiality agreements with potential parties to a Transaction and to deliver confidential memoranda or other data furnished to the Firm by the Company for distribution to such parties. During the second quarter of 2023, the Company entered into discussions with potential buyers. The discussions are still ongoing and the Company expects to enter in diligence phase in near future.

After consideration of the relevant facts, the Company concluded the assets and liabilities of Argentina met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the Argentina are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of the business not sold as of the balance sheet date are presented in the Consolidated Balance Sheet as current assets and liabilities held for sale for both periods presented. Argentina was forming part of the 'Argentina and Peru' segment in the consolidated financial statements for the period ended June 30, 2022.

The following table summarizes the income statement information of discontinued operations for the period ended June 30, 2023 and June 30, 2022:

Statement of income (loss)	Six Months Ended June 30,
	2023	2022
Revenue	12,964	15,978
Cost of services	(12,858)	(16,245)
Gross profit (loss)	106	(267)

Selling, general and administrative expenses	(1,012)	(1,021)
Impairment losses and restructuring/exit cost	(3,166)	(2,049)
Operating income (loss)	(4,072)	(3,337)

Interest expense and other income (expense), net	2,009	1,276
Foreign exchange gains (losses), net	(356)	(212)
Income (loss)	(2,419)	(2,273)
Tax expense	-	-
Net (loss)	(2,419)	(2,273)

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheet as:

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	1,158	367
Trade accounts receivables, net	2,579	2,483
Unbilled revenue	1,270	1,320
Prepaid and other current assets	1,995	1,988
Total current assets	7,002	6,158

Non-current assets
Property, plant and equipment, net	911	854
Operating lease right-of-use assets	490	620
Prepaid expenses and other non-current assets	13	15
Total non-current assets	1,414	1,489
Total assets classified as discontinued operations in the consolidated balance sheet	8,416	7,647

Liabilities
Current liabilities
Trade accounts payables	477	307
Accrued expenses	2,540	1,951
Short term debt	23	325
Current maturity of operating lease liabilities	397	398
Other current liabilities	2,834	2,674
Total current liabilities	6,271	5,655

Non-current liabilities
Operating lease liabilities	99	226
Other non-current liabilities	971	1,346
Total non-current liabilities	1,070	1,572
Total liabilities classified as discontinued operations in the consolidated balance sheet	7,341	7,227

	June 30, 2023	June 30, 2022
Net cash used in operating activities	(1,925)	(2,942)
Net cash used in investing activities	(57)	17
Net cash generated from financing activities	(303)	108
Net Cash outflow	(2,285)	(2,817)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units:	June 30, 2023	December 31, 2022
Americas	60,128	60,128
India	12,554	12,554
Malaysia	43,678	43,678
Australia	4,145	4,145
Total	120,505	120,505

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

As of June 30, 2023, based on the qualitative assessment, we concluded that there is no impairment of goodwill.

The following table presents the changes in goodwill during the six months ended June 30, 2023 and year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Opening balance	120,505	128,557
Impairment	-	(8,052)
Closing balance	120,505	120,505

Intangible Assets

The following table presents our intangible assets:

	As of June 30, 2023
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	30,267	35,953	6.5
Brand	49,500	20,557	28,943	7.1
Trademarks	13,210	4,357	8,853	7.5
Other intangibles	2,130	1,277	853	4.9
	131,060	56,458	74,602

	As of December 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	27,484	38,736	6.5
Brand	49,500	18,740	30,760	7.1
Trademarks	13,210	3,917	9,293	7.5
Other intangibles	2,130	1,174	956	4.9
	131,060	51,315	79,745

As of  June 30, 2023 based on the management assessment, we concluded that there is no impairment on the Company's intangible assets.

Expected future amortization of intangible assets as of  June 30, 2023 is as follows:

Year ending December 31,	Amount
Remainder of 2023	5,199
2024	10,252
2025	10,252
2026	9,490
2027	8,549
Thereafter	30,860

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three and six months ended June 30, 2023 and 2022 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Vertical	2023	2022	2023	2022
Telecom	23,387	24,646	47,372	48,989
E-commerce & Consumer	16,542	18,595	32,538	38,738
Financial & Business Services	11,928	13,085	25,307	26,221
Media & Cable	15,537	14,403	29,503	29,755
Travel & Hospitality	11,847	12,284	23,546	24,556
Healthcare & Education	4,842	6,497	11,487	15,131
Technology, IT & Related Services	2,839	3,304	6,110	6,924
Other verticals	4,275	3,333	7,423	6,925
Revenue	91,197	96,147	183,286	197,239

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

Trade accounts receivables and Unbilled revenue

	As of June 30, 2023	As of December 31, 2022
Trade accounts receivables and Unbilled Revenue	71,799	74,377
Less: Allowance for expected credit loss	(2,755)	(3,032)
Trade accounts receivables and Unbilled Revenue	69,044	71,345

The movement in allowance for current expected credit loss on Trade accounts receivables and Unbilled revenue for the period ended June 30, 2023 is as follows:

As of June 30, 2023
Balance at the beginning of the period	3,032
Transition period adjustment pursuant to ASC 326	135
Additions/(Reversal) during the period	(412)
Balance at the end of the period	2,755

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

For three and six months ended June 30, 2023 and 2022, the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares used in basic earnings per share calculation	40,316	40,284	40,302	40,311
Effect of dilutive securities:
Stock options	2	24	12	55
Total effects of dilutive securities	2	24	12	55
Shares used in dilutive earnings per share calculation	40,318	40,308	40,314	40,366

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive securities
Stock options	-	-	-	-

7. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of June 30, 2023, based on the qualitative assessment, we concluded there is no impairment of goodwill.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other exit-related costs, which are included in other accrued liabilities in our consolidated balance sheet. The changes during the six months ended June 30, 2023 and the year ended December 31, 2022.

	Employee related	Facilities related	Total
Balance on December 31, 2022	39	-	39
Accruals/(reversal)	317	-	317
Payments	(356)	-	(356)
Balance as of June 30, 2023	-	-	-

	Employee related	Facilities related	Total
Balance on December 31, 2021	310	155	465
Accruals/(reversal)	551	111	662
Payments	(822)	(266)	(1,088)
Balance on December 31, 2022	39	-	39

Employee related

The Company has terminated services of some of its employees working in Peru and U.S. as a part of restructuring activities and recognized a severance cost regarding those terminations.

8.  DERIVATIVE INSTRUMENTS

Non-designated hedges

In  October 2022, we entered into interest rate cap contracts as required by our lenders. The duration of these contracts is until May 2024.These hedges are not designated hedges under ASC 815, Derivatives and Hedging.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in 'Interest expense and other income (expense), net' in Consolidated Statement of Income (loss). The following table presents these amounts for the three and six months ended  June 30, 2023 and June 30, 2022.

Derivatives not designated under ASC 815	Three months ended June 30, 2023	Three months ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Mark to Market gain on Interest rate cap	269	-	356	-

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

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	-	243	-	243
Total fair value of assets measured on a recurring basis	-	243	-	243

Liabilities:
Interest rate cap	-	-	-	-
Total fair value of liabilities measured on a recurring basis	-	-	-	-

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	-	-	-	-
Total fair value of assets measured on a recurring basis	-	-	-	-

Liabilities:
Interest rate cap	-	(113)	-	(113)
Total fair value of liabilities measured on a recurring basis	-	(113)	-	(113)

10. DEBT

The below table presents details of the Company's debt:

	As of June 30, 2023	As of December 31, 2022
Short term debt
Working capital facilities	11,089	14,267
Current portion of long term debt
Current maturity of term loan	6,134	119,194
Current maturity of equipment loan	430	1,272
Total	17,653	134,733

Long term debt
Term loan, net of debt issuance costs	60,848	41,175
Total	60,848	41,175

Term Loan and working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $28 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 0.9% and 4.5% and are due on demand. These facilities are collateralized by various company assets and have a total outstanding balance of $11.1 million as of June 30, 2023.

Under the Senior debt arrangement, the Company has secured term loan of $165 million. Under the arrangement, the term loan will bear a tiered interest rate and will range between LIBOR plus 375 to 450 basis points, subject to certain financial ratios. The Company is required to meet these financial ratios on a quarterly basis. As of June 30, 2023, the Company was in compliance with all financial covenants. The Adjusted Leverage (total net debt / adjusted EBITDA) in respect of the most recently completed relevant period was less than 2.25, hence the applicable margin was set at 375 basis points.

The Company has completed the interest rate transition for its currently outstanding Senior debt arrangement as required to be done with effect from July 1, 2023. Pursuant to the Facilities Agreement amended and restated on 9 November 2022, the LIBOR shall be applicable for interest period until August 31, 2023, i.e., the last day of the current interest period. The SOFR plus spread adjustment shall be applicable for interest period commencing on or after September 01, 2023. The Company does not expect the change to have any material impact on the interest cost.

On April 3, 2023, an indirect subsidiary of the Company completed its previously announced sale of the Company’s indirect 51 percent ownership interest in CCC to Solutions. In accordance with the requirements of the facilities agreement, the Company was required to apply the proceeds received from the CCC disposal towards prepayment of the Company’s senior term loan facility.

On July 12, 2023, the final consideration was agreed at $69.8 million, of which $68.9 million were received in April 2023 and balance $0.9 million were received in July 2023.

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

Accordingly, senior term loan principal repayment schedule has been revised as below:

Years	Amount
Remainder of 2023	-
2024	18,403
2025	42,940
2026	6,067
Total	67,410

Debt issuance cost represents the amount paid to the Company’s counsel and other third parties and was being amortized over the period of the new term loan.

Following table presents the changes in debt issuance cost during the six months ended  June 30, 2023 and the year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Opening balance	507	2,332
Less: Amortization of debt issuance cost*	(80)	(1,825)
Closing balance	427	507

*includes one time amortisation of $1,260 during period ended December 31, 2022.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The amounts outstanding as at June 30, 2023 is $0.4 million.

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was 16.3 million and 18.09 million as of June 30, 2023 and December 31, 2022 respectively.

11. OTHER CURRENT LIABILITIES

	June 30, 2023	December 31, 2022
Provision for leave encashment	5,122	6,258
Payables to government authorities	5,649	5,923
Current tax liabilities, net	8,465	2,651
Other liabilities	5,024	2,783
	24,260	17,615

12. SHARE-BASED COMPENSATION

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the Startek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the six months ended June 30, 2023, was $769 ( June 30, 2022 $833) and for the three months ended June 30, 2023 was $389 ( June 30, 2022 $405) is included in selling, general and administrative expense. As of  June 30, 2023, there was $1,531 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.32 years.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustments	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2022	(11,781)	(4,277)	(16,058)	(4,601)	(20,659)
Continuing Operations
Foreign currency translation	(2,525)	-	(2,525)	-	(2,525)
Pension amortization*	-	124	124	-	124
Discontinued Operations
Foreign currency translation	(50)	-	(50)	-	(50)
Pension amortization	-	3,573	3,573	614	4,187
Redemption of NCI on disposal of CCC	-	-	-	3,987	3,987
Balance at June 30, 2023	(14,356)	(580)	(14,936)	-	(14,936)

*Pension amortisation is net of tax impact of $97.

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

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Australia
e) South Africa
f) Rest of World

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Americas	45,558	41,952	90,035	87,367
India & Sri Lanka	22,158	26,264	45,405	54,224
Malaysia	10,696	11,431	21,278	22,711
Australia	8,271	9,628	17,259	19,107
South Africa	4,509	5,992	9,275	12,182
Rest of World	5	880	34	1,648
Total	91,197	96,147	183,286	197,239

	Three months ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating income (loss)
Americas	2,673	(316)	4,798	(2,635)
India & Sri Lanka	(1,940)	1,178	(1,702)	4,644
Malaysia	2,164	2,579	5,054	4,605
Australia	756	975	1,316	2,076
South Africa	886	673	1,113	1,851
Rest of World	(650)	(708)	(1,773)	(1,266)
Segment operating income	3,889	4,381	8,806	9,275
Startek consolidation adjustments
Private offer transaction cost	-	(692)	-	(1,192)
Intangible amortization	(2,582)	(2,581)	(5,143)	(5,142)
Total operating income	1,307	1,108	3,663	2,941

A single client in the Americas segment accounted for 10% of the consolidated total net revenue during the three and six months ended June 30, 2023 and 2022, respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As of	As of
	June 30, 2023	December 31, 2022
Property, plant and equipment, net
Americas	10,077	9,718
India & Sri Lanka	13,389	8,340
Malaysia	2,303	2,390
Australia	1,006	829
South Africa	1,309	1,508
Rest of World	116	160
Total	28,200	22,945

Investment in Equity Accounted Investees

On February 25, 2021, the Company had made a $25 million investment in CSS Corp LLP (“an Investment Limited Liability Partnership”), the Company accounted for this investment under the equity accounted investee method of accounting in accordance with ASC 323-30-S99-1. The CODM received a partnership statement of CSS Corp LP on quarterly basis and evaluated the carrying value of the investment in equity accounted investees. On December 27, 2022, the Company had redeemed its investment in CSS Corp LP and received proceeds of $45.6 million and recognized a gain on sale of investment of $8.4 million.

15.  LEASES

We have operating and finance leases for service centers, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 3-5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Operating lease cost	4,401	4,939	8,781	10,228

Finance lease cost
Amortization of right-of-use assets	-	115	38	256
Interest on lease liabilities	-	5	-	64
Total finance lease cost	-	120	38	320

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	9,887	11,277
Operating cash flow from finance leases	-	64
Financing cash flows from finance leases	-	248

Right-of-use assets obtained in exchange for lease obligations
Operating leases	8,901	1,491
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2023	As of December 31, 2022
Operating leases
Operating lease right-of-use assets	37,591	36,450

Operating lease liabilities - Current	14,951	14,492
Operating lease liabilities - Non-current	26,464	26,651
Total operating lease liabilities	41,415	41,143

Finance Leases
Property and equipment, at cost	1,509	1,509
Accumulated depreciation	(1,509)	(1,471)
Property and equipment, at net	-	38

Weighted average remaining lease term	As of June 30, 2023	As of December 31, 2022
Operating leases (in years)	2.72 years	2.60 years
Finance leases (in years)	0.00 years	0.00 years

Weighted average discount rate
Operating leases	6.5%	6.0%
Finance leases	0.0%	0.0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of June 30, 2023, to the finance and operating lease liabilities recorded on the Company’s balance sheet:

Operating Leases
Year ending December 31,
Remainder of 2023	9,142
2024	16,472
2025	10,624
2026	5,486
2027	3,539
Thereafter	2,889
Total lease payments	48,152
Less: Imputed interest	(6,737)
Total present value to lease liabilities	41,415

16. COMMON STOCK

Share Repurchase Plan

On April 24, 2023, the Board of Director's approved to replace its prior stock repurchase plan with a new plan pursuant to which the Company will be authorized to repurchase up to $20 millions of the Corporation’s common stock from time to time (the “New Repurchase Program”) in accordance with the requirements of the Securities and Exchange Commission, including but not limited to Rule 10b-18. Repurchases will be implemented by the Chief Financial Officer consistent with the guidelines adopted by the board of directors and will depend on market conditions and other factors.

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

Stock repurchase activity during the six months ended June 30, 2023 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
April 30, 2023	-	-	-	20,000,000
May 31, 2023	13,894	3.05	13,894	19,957,988
June 30, 2023	38,085	2.94	38,085	19,845,980
Total	51,979		51,979

17. SUBSEQUENT EVENTS.

Open Offer

On July 18, 2023, CSP EAF II GP Limited general partner of CSP Fund II LP (“CSP”) has submited an open offer ("the Proposal") to acquire all of the outstanding shares of common stock (“Common Shares”) of Startek, Inc. (“Startek”) that are not already beneficially owned by CSP Management Limited at a price per share of $3.80 in cash. Subsequently, the Board of Startek has appointed a Special Committee comprising of three independent directors to evaluate the Proposal. The Committee has appointed independent advisors to assist them in their evaluation.

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel CX, digital transformation, and technology services to some of the world’s leading brands. Startek is committed to impacting clients’ business outcomes by focusing on enhancing CX and digital enablement across all touch points and channels. Startek has more than 32,000 employees delivering services in 11 countries. The Company services over 145 clients across a range of industries such as Banking and Financial Services, insurance, technology, telecom, healthcare, travel and hospitality, consumer goods, retail, media & cable, E-commerce and energy and utilities.

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

SIGNIFICANT DEVELOPMENTS

None.

Key Matters Pertaining to Subsidiaries

Strategic Divestitures

Sale of stake in Saudi Arabia:

On April 3, 2023, the Company completed its sale of ownership interest in CCC to Solutions. At closing, the final consideration received was $69.8 million. Under the Sale and Purchase Agreement, the Company will act as a guarantor for the obligations of its indirect subsidiary that owned the Company’s interests in CCC. Refer to Note 3A for detailed information relating to sale of stake in Saudi Arabia.

RESULTS OF OPERATIONS — three months ended June 30, 2023 AND 2022

Revenue

Our revenues for the three months ended June 30, 2023 decreased by 5.1% to $91,197 as compared to $96,147 for the three months ended June 30, 2022.

The breakdown of our net revenues from various segments for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,
	2023	2022
Americas	45,558	41,952
India & Sri Lanka	22,158	26,264
Malaysia	10,696	11,431
Australia	8,271	9,628
South Africa	4,509	5,992
Rest of World	5	880
Total	91,197	96,147

The increase in revenue in the Americas region was led by the ramp with new clients and increased momentum with existing clients. This was partially offset by the high base in 2022 from the media and cable client that churned in June 2022.

Revenue decrease in India and Sri Lanka region was primarily led by volume declines with a food delivery client. This decline was partially offset by an increase in other e-commerce and financial services clients where we continue to gain wallet share. In the current period, the Company added new international business to be delivered from India which are in the ramp stage. Revenue in the current period was also impacted by adverse foreign exchange movement where Indian Rupee depreciated relative to the US Dollar.

Revenue in Malaysia and Australia saw a marginal decline due to temporary lower volumes with a few clients.

South Africa revenue declined due to lower volumes with a domestic telecom major.

Revenue in rest of world decreased due to movement of revenues from Peru to Argentina as there are increased restrictions on making international payments from Argentina.

The breakdown of our net revenues from various industry verticals for three months ended June 30, 2023 and 2022 is as follows:

	For Three Months Ended June 30, 2023	For Three Months Ended June 30, 2022	For Three Months Ended June 30, 2023	For Three Months Ended June 30, 2022

Verticals:
Telecom	23,387	24,646	26%	26%
E-commerce & Consumer	16,542	18,595	18%	19%
Financial & Business Services	11,928	13,085	13%	14%
Media & Cable	15,537	14,403	17%	15%
Travel & Hospitality	11,847	12,284	13%	13%
Healthcare & Education	4,842	6,497	5%	7%
Technology, IT & Related Services	2,839	3,304	3%	3%
Other verticals	4,275	3,333	5%	3%
Net revenue	91,197	96,147

Telecom vertical reported marginal declines in revenue in the current quarter compared to the prior period. This was led by lower revenue with the South African telecom client which was partially offset by continuous momentum with our other telecom majors based in the United States.

E-commerce vertical reported lower year-on-year revenue due to lower volumes with a food delivery client in India. We continue to maintain momentum with other clients in this segment.

The Financial & Business services vertical continues to perform steadily as we strengthen our partnership with key clients in these verticals. The decline in the current period was due to rate negotiation with a business services client.

The increase in revenue from the Media vertical was led by the ramp with the new client won in the fourth quarter of 2022. Ramp with this client offset the high base of the previous period that had revenue from the cable client that churned in June 2022.

While the travel sector witnessed improvement in volumes and new wins, the year-on-year decline was driven by temporary decline in volumes with one client in Australia.

The decline in revenue in Healthcare & Education is primarily due to shift of volumes to near shore and offshore delivery geographies.

Others include contracts with energy and utility, public sector enterprises and government entities where we have seen a marginal increase in revenues. The new contract with the utility client has steadily ramped up in the current period.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue decreased to 87.2% for the three months ended June 30, 2023 compared to 88.5% for the three months ended June 30, 2022. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 71.8%, 5.7%, and 6.6% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Three Months Ended June 30,
	2023	2022
Employee benefit expenses	57,133	61,902
Rent expense	4,517	4,662
Depreciation and amortization	5,255	5,173
Other	12,629	13,376
Total	79,534	85,113

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 62.6% for the current period as compared to 64.4% for the previous period. This decrease was primarily driven by a change in geography mix with higher revenues accruing from offshore and near shore delivery that have lower employee costs.

Rent expense: Rent expense as a percentage of revenue increased to 5.0% for the current period as compared to 4.8% for the previous period. The marginal increase is percentage cost is driven by low revenue base for the current period relative to the previous period. In absolute terms, the rent expenses remained at similar levels as the previous period.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was increased to 5.8% as compared to 5.4% for the previous period. The increase was due to lower revenue base in the current period relative to the previous period.

Other expenses include recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs remained largely flat at 13.8% compared to 13.9% during the previous period. The current period witnessed an increase in traveling and conveyance, and insurance premiums that was partly offset by lower utility and maintenance costs.

As a result, gross profit as a percentage of revenue for the current period increased to 12.8% as compared to 11.5% for the previous period.

	Three Months Ended June 30,
	2023	2022
Revenue	91,197	96,147
Cost of services	79,534	85,113
Gross profit	11,663	11,034
Gross margin	12.8%	11.5%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 10.2% in the previous period to 11.8% in the current period. The increase in SG&A expenses is due to lower revenue base of revenue and also partly due to the incremental investments in sales and marketing efforts and also due to an increase in traveling costs.

Impairment (losses)/ reversals and restructuring/exit cost, net

Impairment losses and restructuring costs, net totaled $(442) for the current period as compared to $78 for the previous period. The restructuring cost during the current quarter include gain on partial termination of lease at Peru.

Interest expense and other income (expense), net

Interest expense and other income (expense), net totaled $1,582 for the current period as compared to $1,315 for the previous period. The increase in interest expense was due to an increase in global rates and yields.

Income tax expense

Income tax expense for the current period was $101 compared to $1,303 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

Income from Discontinued Operations

Discontinued operations include the results of operations for the CCC and Argentina business that are reported separately as discontinued operations in the Consolidated Statement of Income (loss).

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Revenue

Our revenues for the six months ended June 30, 2023 decreased by 7.1% to $183,286 as compared to $197,239 for the six months ended June 30, 2022.

The breakdown of our net revenues from various segments for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
Americas	90,035	87,367
India & Sri Lanka	45,405	54,224
Malaysia	21,278	22,711
Australia	17,259	19,107
South Africa	9,275	12,182
Rest of World	34	1,648
Total	183,286	197,239

The increase in revenue in the Americas region was driven by ramps with new clients won in fourth quarter of 2022 and the current period and also from continuous momentum with key existing clients. The growth was partially offset by the churn of a cable and media client in June 2022.

Revenue decrease in India and Sri Lanka region was due to lower volumes with a food delivery client and due to adverse foreign exchange movement.

Revenue in Malaysia and Australia saw a marginal decline due to temporary lower volumes with some clients.

South Africa revenue declined due to lower volumes with a domestic telecom major.

Revenue in rest of world decreased due to shift of volumes from Peru to Argentina led by increased restrictions on making international payments from Argentina.

The breakdown of our net revenues from various industry verticals for six months ended June 30, 2023 and 2022 is as follows:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Verticals:
Telecom	47,372	48,989	26%	25%
E-commerce & Consumer	32,538	38,738	18%	20%
Financial & Business Services	25,307	26,221	14%	13%
Media & Cable	29,503	29,755	16%	15%
Travel & Hospitality	23,546	24,556	13%	12%
Healthcare & Education	11,487	15,131	6%	8%
Technology, IT & Related Services	6,110	6,924	3%	4%
Other verticals	7,423	6,925	4%	4%
Revenue	183,286	197,239

Telecom vertical reported marginal declines in revenue in the current quarter compared to the prior period. This was led by lower volumes with a South African telecom major. We continue to see increased momentum with our other large telecom clients based in the United States.

E-commerce vertical reported lower year-on-year revenue due to lower volumes with a food delivery client in India. We continue to maintain momentum with other clients in this vertical.

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

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue decreased to 86.6% for the six months ended June 30, 2023 compared to 87.4% for the six months ended June 30, 2022. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 72.3%, 5.7%, and 6.6% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Six Months Ended June 30,
	2023	2022
Employee Benefit Expenses	114,676	126,652
Rent expense	8,965	9,533
Depreciation and amortization	10,481	10,966
Other	24,519	25,265
Total	158,641	172,416

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 62.6% for the current period as compared to 64.2% for the previous period. This decrease was primarily driven by a change in geography mix with higher revenues accruing from offshore and near shore delivery that have higher margins.

Rent expense: Rent expense as a percentage of revenue increased marginally to 4.9% for the current period as compared to 4.8% for the previous period.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period was increased to 5.7% as compared to 5.6% for the previous period. The increase was due to a lower revenue base in the current period relative to the previous period.

Other expenses include recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased marginally to 13.4% from 12.8%. The increase in percentage terms was driven by lower revenue base in the current period. In absolute terms, the current period witnessed an increase in traveling and conveyance, recruitment charges, insurance premiums and outsourcing costs partly offset by lower utility and maintenance costs.

As a result, gross profit as a percentage of revenue for the current period increased to 13.4% as compared to 12.6% for the previous period.

	Six Months Ended June 30,
	2023	2022
Revenue	183,286	197,239
Cost of services	158,641	172,416
Gross profit	24,645	24,823
Gross margin	13.4%	12.6%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue increased from 11.1% in the previous period to 11.5% in the current period. The increase in percentage terms was driven by lower revenue base in the current period.

Impairment (losses)/ reversals and restructuring/exit cost, net

Impairment losses and restructuring costs, net totaled $(125) for the current period as compared to $73 for the previous period. The restructuring cost during the quarter include $185 and $132 towards the restructuring exercise underway in Peru which was offsetting by $(442) towards gain on partial termination of lease at Peru.

Interest expense and other income (expense), net

Interest expense and other income (expense), net totaled $3,659 for the current period as compared to $3,045 for the previous period. The increase in interest expense was due to an increase in global rates and yields.

Income tax expense

Income tax expense for the current period was $1,010 compared to $1,941 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

Income from Discontinued Operations

Discontinued operations include the results of operations for the Argentina business that are reported separately as discontinued operations in the Consolidated Statement of Income (loss).

Results of Operations of Argentina – June 30, 2023, and June 30, 2022

Our revenue for the period June 30, 2023, was lower at $12,964 compared to $15,978 for the period June 30, 2022. The reduction in revenue was largely driven by significant depreciation of Argentine Peso relative to US Dollar.

Overall, the cost of services as a percentage of revenue increased to 105% for the period June 30, 2023, compared to 102% for the period June 30, 2022. The decrease in costs is primarily attributable to the decrease in employee costs as per the collective bargaining agreement. This has resulted in a negative margin for the current period.

Selling, general and administrative expenses (SG&A) as a percentage of revenue slightly increase to 7.8%, compared to 6.4% for the period June 30, 2022.

Impairment losses and restructuring costs, net totaled $3,166 for the current period as compared to $2,049 for the previous period. It is primarily relating to severance payments made to employees and costs associated with the leases that has been surrendered in Argentina according to the restructuring plan.

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

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of June 30, 2023, the Company was in compliance with all financial covenants. During this year, the Company has taken steps to significantly reduce our leverage. So far during this year, the Company made a repayment of around 60% of debt outstanding at the beginning of the year from the proceeds of multiple divestments. With this repayment, the Company significantly improved leverage ratios and strengthen liquidity situation.

Cash and cash equivalents and restricted cash

As of June 30, 2023, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries decreased by $33,344 to $39,059 compared to $72,403 as of December 31, 2022. The restricted cash balance as of June 30, 2023 stood at $4,151 as compared to $49,946 as of December 31, 2022. The restricted cash pertains to the debt service reserve account (DSRA) that Company have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements. During the period, the Company made a prepayment of $96,340 towards the term loan from the proceeds of divestment of stake in CSS Corp and the Saudi joint venture, CCC

Cash flows from operating activities

For the six months ended June 30, 2023 and 2022 we reported net cash provided by / used in operating activities of $8,286 and $9,372, respectively. The decrease is majorly due to lower net profit in the current period relative to the previous period.

Cash flows used in investing activities

For the six months ended June 30, 2023 and 2022, we reported net cash used in investing activities of $27,260 and $(5,303) respectively. The increase is majorly due to net proceeds received on account of disposal of CCC.

Cash flows from financing activities

For the six months ended June 30, 2023 and 2022 we reported net cash used in and provided by financing activities of $(97,656) and $(742), respectively. During the six months ended June 30, 2023 our net borrowings decreased mainly due to repayment of senior term debt during the period.

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

As of June 30, 2023, based on the qualitative assessment, we concluded that there is no impairment of goodwill.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek has qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022except below:

The risk titled as "Adverse changes to our relationships with the companies with whom we have an alliance or joint venture or in the business of the companies with whom we have an alliance or joint venture could adversely affect our results of operations." is no longer applicable to the Company due to disposal of the Company's interest in joint venture (CCC), in Saudi Arabia.

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

During the six months ended June 30, 2023, we repurchased an aggregate of 51,979 shares of our common stock under our repurchase plan at an average cost of $2.96 per share.

On April 24, 2023, the Board of Director's approved to replace the Original Repurchase Plan with a new plan pursuant to which the Company will be authorized to repurchase up to $20 millions of the Corporation’s common stock from time to time (the “New Repurchase Program”) in accordance with the requirements of the Securities and Exchange Commission, including but not limited to Rule 10b-18.

Additional information regarding the Company’s repurchases of common stock during the three months ended June 30, 2023 is set forth in Note 16 to the accompanying consolidated financial statements which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans: During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K)."

ITEM 6.  EXHIBITS

INDEX OF EXHIBITS

Exhibit		Incorporated Herein by Reference
No.		Filing Description	Exhibit	Filing Date
10.1	Consent Request under Facilities Agreement dated March 24,2023	8K	10.1	April 21, 2023
10.2	Separation Agreement with Nishit Shah dated May 30, 2023	8K	10.2	June 5, 2023
10.3	Letter Agreement with Neeraj Jain dated June 1, 2023	8K	10.3	June 5, 2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Written Statement of the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials are formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023  and 2022 (Unaudited), (ii) Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Bharat Rao	Date: August 10, 2023
Bharat Rao
Chief Executive Officer

By:	/s/ Neeraj Jain	Date: August 10, 2023
Neeraj Jain
Chief Financial Officer