Form 10-Q
period 2023-09-30
Startek, Inc.
filed 2023-11-09
CIK 1031029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 2, 2023, there were 40,345,831 shares of Common Stock outstanding.

STARTEK, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	Page
	Consolidated Statement of Income (Loss) and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	4
	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	6
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	7
	Consolidated Statement of Stockholders' Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	8
	Note 1 Overview and Basis of Preparation	9
	Note 2 Summary of Significant Accounting Policies	10
	Note 3A Discontinued Operations and Held for Sale-Contact Center Company	14
	Note 3B Discontinued Operations and Held for Sale- Argentina	16
	Note 4 Goodwill and Intangible Assets	18
	Note 5 Revenue	20
	Note 6 Net Income / (Loss) Per Share	22
	Note 7 Impairment Losses and Restructuring / Exit cost	22
	Note 8 Derivative Instruments	23
	Note 9 Fair Value Measurements	23
	Note 10 Debt	24
	Note 11 Other Current Liabilities	25
	Note 12 Share-Based Compensation	25
	Note 13 Accumulated Other Comprehensive Loss	25
	Note 14 Segment and geographical information	26
	Note 15 Leases	27
	Note 16 Common Stock	28
	Note 17 Merger Transaction	29
	Note 18 Subsequent Events	29
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37
ITEM 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

ITEM 1.	Legal proceeding	38
ITEM 1A.	Risk Factors	38
ITEM 2.	Unregistered sales of equity securities and use of proceeds	40
ITEM 3.	Defaults upon senior securities	40
ITEM 4.	Mine safety disclosure	40
ITEM 5.	Other Information	40
ITEM 6.	Exhibits	41
SIGNATURES		42

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

Our business and results of operations are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Because of these risks and uncertainties, actual results may differ materially from those expressed or implied by forward-looking statements, and investors are cautioned not to place undue reliance on such statements, which speak only as of the date thereof. Important factors that could cause actual results to differ materially from our expectations and may adversely affect our business and results of operations, include, but are not limited to, those items described herein or set forth in the Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. ("Startek") and its subsidiaries.

FILING STATUS

In accordance with the SEC's expanded definition of Smaller Reporting Companies effective September 10, 2018, Startek qualifies for Smaller Reporting Company status. As such, it has decided to take advantage of the relief provided from Part 1, Item 3.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	93,629	94,878	276,915	292,117
Cost of services	(81,141)	(80,311)	(239,782)	(253,182)
Gross profit	12,488	14,567	37,133	38,935

Selling, general and administrative expenses	(10,322)	(12,990)	(31,429)	(34,350)
Impairment (losses)/ reversals and restructuring/exit cost	(24,894)	(37)	(24,769)	(110)
Operating income (loss)	(22,728)	1,540	(19,065)	4,475

Share of income (loss) of equity accounted investee	-	297	-	4,122
Interest expense and other income (expense), net	(1,998)	(1,999)	(5,657)	(5,044)
Foreign exchange gains (losses), net	(308)	1,208	109	1,114
Income (loss) from continuing operations before tax expenses	(25,034)	1,046	(24,613)	4,667
Tax (expenses) / benefits	437	(913)	(573)	(2,854)
Income (loss) from continuing operations, net of tax (A)	(24,597)	133	(25,186)	1,813
Income (loss) before income tax expenses from discontinued operations	367	3,056	3,118	5,865
Pre-tax gain on disposal	-	-	11,666	-
Tax expenses of discontinued operations	-	(925)	(5,374)	(2,500)
Income (loss) from discontinued operations, net of tax (B)	367	2,131	9,410	3,365
Net income (loss) (A+B)	(24,230)	2,264	(15,776)	5,178

Income (loss) from continuing operations (A)
Income (loss) attributable to noncontrolling interests	-	-	-	-
Income (loss) attributable to Startek shareholders	(24,597)	133	(25,186)	1,813
	(24,597)	133	(25,186)	1,813

Income (loss) from discontinued operations (B)
Income (loss) attributable to noncontrolling interests	-	2,021	2,589	4,311
Income (loss) attributable to Startek shareholders	367	110	6,821	(946)
	367	2,131	9,410	3,365

Net income (loss) (A+B)
Net income (loss) attributable to noncontrolling interests	-	2,021	2,589	4,311
Net income (loss) attributable to Startek shareholders	(24,230)	243	(18,365)	867
	(24,230)	2,264	(15,776)	5,178

Net income (loss) per common share from continuing operations
Basic net income (loss) attributable to Startek shareholders	(0.61)	0.01	(0.62)	0.04
Diluted net income (loss) attributable to Startek shareholders	(0.61)	0.01	(0.62)	0.04

Net income (loss) per common share from discontinued operations
Basic net income (loss) attributable to Startek shareholders	0.01	0.00	0.17	(0.02)
Diluted net income (loss) attributable to Startek shareholders	0.01	0.00	0.17	(0.02)

Net income (loss) per common share from continuing and discontinued operations
Basic net income (loss) attributable to Startek shareholders	(0.60)	0.01	(0.45)	0.02
Diluted net income (loss) attributable to Startek shareholders	(0.60)	0.01	(0.45)	0.02

Weighted average common shares outstanding
Basic	40,298	40,326	40,300	40,316
Diluted	40,298	40,333	40,300	40,354

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) (A+B)	(24,230)	2,264	(15,776)	5,178
Net income (loss) attributable to noncontrolling interests	-	2,021	2,589	4,311
Net income (loss) attributable to Startek shareholders	(24,230)	243	(18,365)	867

Other comprehensive income (loss), net of taxes from continuing operations:
Foreign currency translation adjustments	(1,053)	(3,701)	(3,578)	(7,089)
Pension amortization	-	184	124	184
Other comprehensive income (loss) from continuing operations	(1,053)	(3,517)	(3,454)	(6,905)

Other comprehensive income (loss), net of taxes from discontinued operations:
Foreign currency translation adjustments	-	-	(50)	(1)
Pension amortization	-	(41)	4,187	(727)
Other comprehensive income (loss) from discontinued operations	-	(41)	4,137	(728)
Other comprehensive income (loss) from continuing and discontinued operations	(1,053)	(3,558)	683	(7,633)

Other comprehensive income (loss), net of taxes from continuing operations
Attributable to noncontrolling interest	-	-	-	-
Attributable to Startek shareholders	(1,053)	(3,517)	(3,454)	(6,905)
	(1,053)	(3,517)	(3,454)	(6,905)

Other comprehensive income (loss), net of taxes from discontinued operations
Attributable to noncontrolling interests	-	(23)	614	(397)
Attributable to Startek shareholders	-	(18)	3,523	(331)
	-	(41)	4,137	(728)

Comprehensive income (loss) from continuing and discontinued operations
Attributable to noncontrolling interests	-	1,998	3,203	3,914
Attributable to Startek shareholders	(25,283)	(3,292)	(18,296)	(6,369)
	(25,283)	(1,294)	(15,093)	(2,455)

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	36,718	22,457
Restricted cash	4,122	49,946
Trade accounts receivables, net	41,144	47,138
Unbilled revenue	27,109	24,207
Prepaid expenses and other current assets	14,045	9,159
Assets classified as held for sale	7,783	202,831
Total current assets	130,921	355,738

Non-current assets
Property, plant and equipment, net	25,932	22,945
Operating lease right-of-use assets	27,478	36,450
Intangible assets, net	72,023	79,745
Goodwill	100,857	120,505
Deferred tax assets, net	3,126	2,771
Prepaid expenses and other non-current assets	9,148	7,889
Total non-current assets	238,564	270,305
Total assets	369,485	626,043

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	8,696	2,428
Accrued expenses	31,470	29,707
Short term debt	10,643	14,267
Current maturity of long term debt	12,269	120,466
Current maturity of operating lease liabilities	15,120	14,492
Other current liabilities	21,067	17,615
Liabilities classified as held for sale	6,365	89,486
Total current liabilities	105,630	288,461

Non-current liabilities
Long term debt	54,755	41,175
Operating lease liabilities	20,111	26,651
Other non-current liabilities	3,279	2,682
Deferred tax liabilities, net	15,274	15,508
Total non-current liabilities	93,419	86,016
Total liabilities	199,049	374,477

Stockholders’ equity
Common stock, 60,000,000 non-convertible shares, $0.01 par value, authorized; 41,209,497 and 41,098,456 shares issued as of September 30, 2023 and December 31, 2022 respectively.	412	411
Additional paid-in capital	294,725	293,472
Accumulated deficit	(104,768)	(86,302)
Treasury stock, 905,204 and 839,214 shares as of September 30, 2023 and December 31, 2022 respectively, at cost	(3,944)	(3,749)
Accumulated other comprehensive loss	(15,989)	(16,058)
Equity attributable to Startek shareholders	170,436	187,774
Non-controlling interest	-	63,792
Total stockholders’ equity	170,436	251,566
Total liabilities and stockholders’ equity	369,485	626,043

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Income from continuing and discontinued operations	(15,776)	5,178
less: Income (loss) from discontinued operations, net of tax	9,410	3,365
Income (loss) from continuing operations, net of tax	(25,186)	1,813

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,420	16,856
Impairment of goodwill	19,648	-
Impairment of right-of-use assets	4,391	-
Profit on sale of property, plant and equipment	(41)	(166)
Provision/(reversal) for doubtful accounts	(472)	(112)
Amortization of debt issuance costs (including loss on extinguishment of debt)	120	426
Amortization of call option premium	-	1,080
Mark to market gain on derivative instrument	(314)	-
Share-based compensation expense	1,138	1,213
Deferred income taxes	(428)	(1,101)
Share of income (loss) of equity accounted investee	-	(4,122)

Changes in operating assets and liabilities:
Trade accounts receivables (including unbilled revenue)	766	(1,119)
Prepaid expenses and other assets	(3,979)	(2,289)
Trade accounts payable	6,386	2,391
Income taxes, net	(4,351)	150
Accrued expenses and other liabilities	(1,181)	(4,216)
Net cash generated from/used in by operating activities from continuing operations	12,917	10,804
Net cash generated from/used in operating activities from discontinued operations	(7,691)	11,464
Net cash generated from/used in operating activities	5,226	22,268

Investing activities
Purchase of property, plant and equipment and intangible assets, net	(10,677)	(9,645)
Proceeds from sale of discontinued operations, net of cash disposed	35,782	-
Net cash generated from/used in investing activities from continuing operations	25,105	(9,645)
Net cash generated from/used in investing activities from discontinued operations	(3,616)	(2,294)
Net cash generated from/used in investing activities	21,489	(11,939)

Financing activities
Proceeds from the issuance of common stock	116	348
Payments of long term debt	(93,466)	-
Payment from a line of credit, net	(3,569)	1,110
Payments of other borrowings, net	(1,272)	(2,319)
Common stock repurchases	(195)	(1,636)
Net cash generated from/used in financing activities from continuing operations	(98,386)	(2,497)
Net cash generated from/used in financing activities from discontinued operations	(325)	534
Net cash generated from/used in financing activities	(98,711)	(1,963)

Net increase (decrease) in cash and cash equivalents	(71,996)	8,366
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,142)	(2,432)
Cash and cash equivalents and restricted cash at beginning of period	115,146	55,396
Cash and cash equivalents and restricted cash at end of period	42,008	61,330
Less:Cash and cash equivalents from discontinued operations	(1,168)	(33,358)
Cash and cash equivalents and restricted cash of continuing operations at end of period	40,840	27,972

Components of cash and cash equivalents and restricted cash
Balances with banks	36,718	22,267
Restricted cash	4,122	5,705
Total cash and cash equivalents and restricted cash	40,840	27,972

Supplemental disclosure of cash flow information
Cash paid for interest and other finance cost	8,442	7,071
Cash paid for income taxes	5,024	3,619
Supplemental disclosure of non-cash activities
Non-cash share-based compensation expenses	1,138	1,213

See Notes to Consolidated Financial Statements.

STARTEK, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common stock		Treasury Stock				Other items of OCI
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated earnings (deficit)	Foreign currency translation	Change in fair value of derivative instruments	Unrecognised pension cost	Total	Non controlling interest	Total equity
Three months ended
Balance at June 30, 2023	41,168,618	412	891,193	(3,904)	294,266	(80,538)	(14,356)	-	(580)	195,300	-	195,300
Transition period adjustment pursuant to ASC 326, net of tax	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock	40,879	-	-	-	90	-	-	-	-	90	-	90
Share-based compensation expenses	-	-	-	-	369	-	-	-	-	369	-	369
Income (loss) from continuing operations	-	-	-	-	-	(24,597)	-	-	-	(24,597)	-	(24,597)
Income (loss) from discontinued operations	-	-	-	-	-	367	-	-	-	367	-	367
Other comprehensive income (loss) from continuing operations	-	-	-	-	-	-	(1,053)	-	-	(1,053)	-	(1,053)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	14,011	(40)	-	-	-	-	-	(40)	-	(40)
Redemption of NCI on disposal of CCC	-	-	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2023	41,209,497	412	905,204	(3,944)	294,725	(104,768)	(15,409)	-	(580)	170,436	-	170,436

Balance at June 30, 2022	40,996,566	410	692,176	(3,246)	292,615	(83,419)	(10,205)	-	(4,183)	191,972	59,932	251,904
Issuance of common stock	68,956	1	-	-	101	-	-	-	-	102	-	102
Share-based compensation expenses	-	-	-	-	380	-	-	-	-	380	-	380
Net income (loss) from continuing operations	-	-	-	-	-	133	-	-	-	133	-	133
Income (loss) from discontinued operations	-	-	-	-	-	110	-	-	-	110	2,021	2,131
Other comprehensive income (loss) from Continuing operations	-	-	-	-	-	-	(3,701)	-	184	(3,517)	-	(3,517)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	-	-	(18)	(18)	(23)	(41)
Repurchase of common stock	-	-	90,726	(302)	-	-	-	-	-	(302)	-	(302)
Balance at September 30, 2022	41,065,522	411	782,902	(3,548)	293,096	(83,176)	(13,906)	-	(4,017)	188,860	61,930	250,790

Nine months ended
Balance at December 31, 2022	41,098,456	411	839,214	(3,749)	293,472	(86,302)	(11,781)	-	(4,277)	187,774	63,792	251,566
Transition period adjustment pursuant to ASC 326, net of tax	-	-	-	-	-	(101)	-	-	-	(101)	-	(101)
Issuance of common stock	111,041	1	-	-	115	-	-	-	-	116	-	116
Share-based compensation expenses	-	-	-	-	1,138	-	-	-	-	1,138	-	1,138
Income (loss) from continuing operations	-	-	-	-	-	(25,186)	-	-	-	(25,186)	-	(25,186)
Income (loss) from discontinued operations	-	-	-	-	-	6,821	-	-	-	6,821	2,589	9,410
Other comprehensive income (loss) from continuing operations	-	-	-	-	-	-	(3,578)	-	124	(3,454)	-	(3,454)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	(50)	-	3,573	3,523	614	4,137
Repurchase of common stock	-	-	65,990	(195)	-	-	-	-	-	(195)	-	(195)
Redemption of NCI on disposal of CCC	-	-	-	-	-	-	-	-	-	-	(66,995)	(66,995)
Balance at September 30, 2023	41,209,497	412	905,204	(3,944)	294,725	(104,768)	(15,409)	-	(580)	170,436	-	170,436

Balance at December 31, 2021	40,893,396	409	412,769	(1,912)	291,537	(84,043)	(6,816)	-	(3,871)	195,304	58,016	253,320
Issuance of common stock	172,126	2	-	-	346	-	-	-	-	348	-	348
Share-based compensation expenses	-	-	-	-	1,213	-	-	-	-	1,213	-	1,213
Net income (loss) from continuing operations	-	-	-	-	-	1,813	-	-	-	1,813	-	1,813
Income (loss) from discontinued operations	-	-	-	-	-	(946)	-	-	-	(946)	4,311	3,365
Other comprehensive income (loss) from Continuing operations	-	-	-	-	-	-	(7,089)	-	184	(6,905)	-	(6,905)
Other comprehensive income (loss) from discontinued operations	-	-	-	-	-	-	(1)	-	(330)	(331)	(397)	(728)
Repurchase of common stock	-	-	370,133	(1,636)	-	-	-	-	-	(1,636)	-	(1,636)
Balance at September 30, 2022	41,065,522	411	782,902	(3,548)	293,096	(83,176)	(13,906)	-	(4,017)	188,860	61,930	250,790

As of September 30, 2023 and September 30, 2022, there were 40,304,293 and 40,282,620 shares outstanding respectively of Common Stock, net off treasury stock.

STARTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

1. OVERVIEW AND BASIS OF PREPARATION

Unless otherwise noted in this report, any description of "us," "we," or "our," refers to Startek, Inc. and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides omni-channel customer experience, digital transformation, and technology services to some of the finest brands globally. Startek is committed to impacting clients’ business outcomes by focusing on enhancing customer experience and digital enablement across all touchpoints and channels. Startek has more than 35,000 employees globally, spread across in 11 countries. The Company services over 145 clientsacross various industries such as Banking and Financial Services, Insurance, Technology, Telecom, Healthcare, Travel and Hospitality, Consumer Goods, Retail, Media & Cable, E-commerce and Energy and Utilities.

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

3A. Discontinued Operations and Held for Sale - Contact Center Company

On November 10, 2022, the Company accepted a final offer by Arabian Internet and Communications Services Company (Solutions) to acquire Startek’s indirect 51% ownership interest in its subsidiary Contact Center Company (CCC), which was the Company’s joint venture that operated in the Kingdom of Saudi Arabia. After consideration of the relevant facts, the Company concluded the assets and liabilities of its CCC component met the criteria for classification as held for sale. The Company concluded that the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the CCC are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of the business not sold as of the balance sheet date are presented in the Consolidated Balance Sheet as current assets and liabilities held for sale for both periods presented. Interest expense on term loans allocated to discontinued operations represents interest expenses on term loans which were required to be settled upon the sale of the CCC. CCC formed part of the 'Middle East' segment in the consolidated financial statements for the period ended September 30, 2022.

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

Assets and Liabilities classified as Held for sale as on December 31, 2022 includes Assets of $195,184 and Liabilities of $82,259. For detailed list of assets and liabilities, refer to notes 3A and 3B included in our annual report on Form 10K for the year ended December 31, 2022.

The following table summarizes the income statement information of discontinued operations for the period ended September 30, 2023 and September 30, 2022:

Statement of income (loss)	Nine Months Ended September 30,
	2023#	2022
Revenue	64,364	181,680
Cost of services	(54,889)	(162,234)
Gross profit	9,475	19,446

Selling, general and administrative expenses	(3,117)	(8,219)
Impairment losses and restructuring/exit cost	(4)	(30)
Operating income	6,354	11,197

Interest and other cost (represents allocated interest)*	(1,174)	(2,198)
Foreign exchange gains (losses), net	(10)	(20)
Income before gain on disposal and tax expenses	5,170	8,979
Tax expenses (A)	(1,185)	(2,500)
Net income	3,985	6,479

*Includes allocated interest.

#Includes results of operations of CCC till March 31, 2023.

The following table presents the gain associated with the sale, presented in the statement of Income as a part of discontinued operations;

September 30, 2023

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

a) Assets
Cash and cash equivalents	28,284
Restricted cash	5,735
Trade accounts receivables, net	33,853
Unbilled revenue	46,434
Prepaid and other assets	8,377
Property, plant and equipment, net	4,449
Operating lease right-of-use assets	11,289
Goodwill	54,840
Deferred tax assets, net	5,028

b) Liabilities
Trade accounts payables	(3,698)
Accrued expenses	(16,015)
Other current and non current liabilities	(45,965)
Operating lease liabilities	(10,494)

c) Non-controlling interest	(66,995)

Carrying value of net assets sold (a+b+c)	55,122

Net cash flows attributable to the discontinued operations:
	September 30, 2023	September 30, 2022

Net cash generated from operating activities	(5,870)	13,135
Net cash used in investing activities	(3,513)	(2,164)
Net cash (used in) / provided by financing activities	-	-
Net Cash Inflow/(Outflow)	(9,383)	10,971

3B. Discontinued Operations and Held for Sale - Argentina

On December 14, 2022, the Company has entered into an engagement letter with M/S Estudio A & L LLC (‘the Firm’) pursuant to which the Firm would serve as a non-exclusive advisor in connection with the potential sale of Aegis Argentina. The Firm will perform services for the Company such as advice on the structure, negotiation strategy, valuation analyses, financial terms, and other financial matters etc. If required, the Firm will assist the Company in preparing a brief memorandum, for distribution to potential buyers, describing the Company and its business, operations, properties, financial condition, and prospects. The Firm to negotiate and execute on its behalf and/or the Company’s behalf confidentiality agreements with potential parties to a transaction and to deliver confidential memoranda or other data furnished to the Firm by the Company for distribution to such parties. The Company has been in advanced discussions with certain strategic investors. The strategic investors are currently undertaking their due diligence of the business operations. The Company expects the discussions to continue and to enter definitive documentation with the investors in near future.

After consideration of the relevant facts, the Company concluded the assets and liabilities of Argentina met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that will have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB Accounting Standards Codification (ASC) 205-20. Accordingly, the financial results of the Argentina are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of the business not sold as of the balance sheet date are presented in the Consolidated Balance Sheet as current assets and liabilities held for sale for both periods presented. Argentina was forming part of the 'Argentina and Peru' segment in the consolidated financial statements for the period ended September 30, 2022.

The following table summarizes the income statement information of discontinued operations for the period ended September 30, 2023 and September 30, 2022:

Statement of income (loss)	Nine Months Ended September 30,
	2023	2022
Revenue	19,027	24,295
Cost of services	(17,756)	(23,840)
Gross profit (loss)	1,271	455

Selling, general and administrative expenses	(1,462)	(1,515)
Impairment losses and restructuring/exit cost	(3,570)	(3,010)
Operating income (loss)	(3,761)	(4,070)

Interest expense and other income (expense), net	2,415	1,401
Foreign exchange gains (losses), net	(706)	(445)
Income (loss)	(2,052)	(3,114)
Tax expense	-	-
Net (loss)	(2,052)	(3,114)

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheet as:

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	1,168	367
Trade accounts receivables, net	1,984	2,483
Unbilled revenue	1,172	1,320
Prepaid and other current assets	1,906	1,988
Total current assets	6,230	6,158

Non-current assets
Property, plant and equipment, net	957	854
Operating lease right-of-use assets	584	620
Prepaid expenses and other non-current assets	12	15
Total non-current assets	1,553	1,489
Total assets classified as held for sale in the consolidated balance sheet	7,783	7,647

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payables	444	307
Accrued expenses	2,043	1,951
Short term debt	-	325
Current maturity of operating lease liabilities	457	398
Other current liabilities	2,492	2,674
Total current liabilities	5,436	5,655

Non-current liabilities
Operating lease liabilities	133	226
Other non-current liabilities	796	1,346
Total non-current liabilities	929	1,572
Total liabilities classified as discontinued operations in the consolidated balance sheet	6,365	7,227

	September 30, 2023	September 30, 2022
Net cash used in operating activities	(1,821)	(1,671)
Net cash used in investing activities	(103)	(130)
Net cash generated from financing activities	(325)	534
Net Cash outflow	(2,249)	(1,267)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill is allocated to reporting units as follows:

Reporting Units:	September 30, 2023	December 31, 2022
Americas	58,419	60,128
India	6,377	12,554
Malaysia	36,061	43,678
Australia	-	4,145
Total	100,857	120,505

We perform a goodwill impairment analysis at least annually (in the fourth quarter of each year) unless indicators of impairment exist in interim periods. The goodwill was allocated to the reporting units using a relative fair value allocation approach. We performed a quantitative assessment to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value.

The Company, over the past few quarters faced business challenges and experienced macroeconomic headwinds affecting its industry generally, including challenges associated with disruptive technologies, reduction in call volumes by certain of the Company’s key clients (as a result of reduced economic activity in their underlying business operations), and a lengthening of the Company’s sales conversion pipeline. These factors led to the Company having to reassess its forecasts. In connection with the proposed merger transaction, the Company projected revenue, operating margins, and cash flows for a period of five years. These projections were used to perform interim impairment testing on the goodwill balances of its reporting units using discounted cash flow (DCF) method.

The key assumptions used in performing the impairment test, by each Reporting Unit, were as follows:

	Reporting Units - As of September 30, 2023
	Americas	India	Malaysia	Australia
Discount rate	10.9%	17.1%	12.6%	10.8%
Perpetual growth rate	1.0%	2.0%	2.0%	1.0%

	Reporting Units - As of December 31, 2022
	Americas	India	Malaysia	Australia
Discount rate	10.3%	17.8%	12.7%	10.4%
Perpetual growth rate	1.0%	3.0%	2.0%	1.0%

The results of these interim impairment tests indicated that the estimated fair value of the Americas, India, Malaysia, and Australia reporting units were each less than its carrying value. Consequently, it resulted in impairment charges of $1,709, $6,177, $7,617 and $4,145 in the Americas, India, Malaysia, and Australia reporting units respectively due to decline in forecasted business outlook.

As of December 31, 2022, based on the quantitative assessment, our annual impairment testing resulted in impairment charges of $4,187 and $3,865 in the Americas and Malaysia reporting units, respectively.

The following table presents the changes in goodwill during the nine months ended September 30, 2023 and year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Opening balance	120,505	128,557
Impairment	(19,648)	(8,052)
Closing balance	100,857	120,505

Intangible Assets

The following table presents our intangible assets:

	As of September 30, 2023
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	31,673	34,547	6.5
Brand	49,500	21,481	28,019	7.1
Trademarks	13,210	4,576	8,634	7.5
Other intangibles	2,130	1,307	823	4.9
	131,060	59,037	72,023

	As of December 31, 2022
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	66,220	27,484	38,736	6.5
Brand	49,500	18,740	30,760	7.1
Trademarks	13,210	3,917	9,293	7.5
Other intangibles	2,130	1,174	956	4.9
	131,060	51,315	79,745

As of  September 30, 2023 based on the quantitative assessment, we concluded that there is no impairment on the Company's intangible assets.

Expected future amortization of intangible assets as of  September 30, 2023 is as follows:

Year ending December 31,	Amount
Remainder of 2023	2,631
2024	10,252
2025	10,252
2026	9,490
2027	8,549
Thereafter	30,849

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

Disaggregated Revenue

Revenues by our clients' industry verticals for the three and nine months ended September 30, 2023 and 2022 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Vertical	2023	2022	2023	2022
Telecom	24,134	25,309	71,506	74,298
E-commerce & Consumer	15,524	20,276	48,061	59,015
Financial & Business Services	11,040	13,372	36,347	39,593
Media & Cable	15,439	10,748	44,942	40,503
Travel & Hospitality	13,023	13,103	36,569	37,659
Healthcare & Education	6,790	6,977	18,277	22,108
Technology, IT & Related Services	3,337	2,615	9,447	9,539
Other verticals	4,342	2,478	11,766	9,402
Revenue	93,629	94,878	276,915	292,117

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

Trade accounts receivables and Unbilled revenue

	As of September 30, 2023	As of December 31, 2022
Trade accounts receivables and Unbilled Revenue	70,948	74,377
Less: Allowance for expected credit loss	(2,695)	(3,032)
Trade accounts receivables and Unbilled Revenue	68,253	71,345

The movement in allowance for current expected credit loss on Trade accounts receivables and Unbilled revenue for the period ended September 30, 2023 is as follows:

As of September 30, 2023
Balance at the beginning of the period	3,032
Transition period adjustment pursuant to ASC 326	135
Additions/(Reversal) during the period	(472)
Balance at the end of the period	2,695

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

For three and nine months ended September 30, 2023 and 2022, the following number of shares were used in the computation of basic and diluted earnings per share calculation (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares used in basic earnings per share calculation	40,298	40,326	40,300	40,316
Effect of dilutive securities:
Stock options	-	7	-	38
Total effects of dilutive securities	-	7	-	38
Shares used in dilutive earnings per share calculation	40,298	40,333	40,300	40,354

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive securities
Stock options	2,026	2	2,026	-

7. IMPAIRMENT LOSSES & RESTRUCTURING/EXIT COST

Impairment Loss

As of September 30, 2023, based on the quantitative assessment, we concluded that there is an impairment of goodwill and impairment charges of $1,709, $6,177, $7,617 and $4,145 in the Americas, India, Malaysia, and Australia reporting units respectively were recognised due to reduction in future growth. As of December 31, 2022, based on the quantitative assessment, goodwill was partly impaired. Our annual impairment testing resulted in impairment charge of $4,187 and $3,865 in Americas and Malaysia reporting units, respectively.

As of September 30, 2023 and December 31, 2022, the Company recognized an impairment charge of $4,391 and $1,110 respectively on right-of-use assets related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and mortar infrastructure with a view of rationalizing excess capacity. The Company does not plan to use such sites for 'on premise' operations and as per the existing contractual terms of the lease agreement the Company does not have the right to stop making lease payments for the remaining lease terms or to sublease such premises. The remaining lease term for such sites as at period end ranges from 12-21 months.

Restructuring / Exit Cost

The table below summarizes the balance of accrued restructuring cost, voluntary/involuntary termination costs, and other exit-related costs, which are included in other accrued liabilities in our consolidated balance sheet. The changes during the nine months ended September 30, 2023 and the year ended December 31, 2022.

	Employee related	Facilities related	Total
Balance on December 31, 2022	39	-	39
Accruals/(reversal)	730	-	730
Payments	(605)	-	(605)
Balance as of September 30, 2023	164	-	164

	Employee related	Facilities related	Total
Balance on December 31, 2021	310	155	465
Accruals/(reversal)	551	111	662
Payments	(822)	(266)	(1,088)
Balance on December 31, 2022	39	-	39

Employee related

The Company has terminated services of some of its employees working in Peru, U.S., Canada, Philippines, India and Australia as a part of restructuring activities and recognized a severance cost regarding those terminations.

8.  DERIVATIVE INSTRUMENTS

Non-designated hedges

In  October 2022, we entered into interest rate cap contracts as required by our lenders. The duration of these contracts is until May 2024. These hedges are not designated hedges under ASC 815, Derivatives and Hedging.

Unrealized gains and losses and changes in fair value of these derivatives are recognized as incurred in 'Interest expense and other income (expense), net' in Consolidated Statement of Income (loss). The following table presents these amounts for the three and nine months ended  September 30, 2023 and September 30, 2022.

Derivatives not designated under ASC 815	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Mark to Market gain on Interest rate cap	(42)	-	314	-

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

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	-	201	-	201
Total fair value of assets measured on a recurring basis	-	201	-	201

Liabilities:
Interest rate cap	-	-	-	-
Total fair value of liabilities measured on a recurring basis	-	-	-	-

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap	-	-	-	-
Total fair value of assets measured on a recurring basis	-	-	-	-

Liabilities:
Interest rate cap	-	(113)	-	(113)
Total fair value of liabilities measured on a recurring basis	-	(113)	-	(113)

10. DEBT

The below table presents details of the Company's debt:

	As of September 30, 2023	As of December 31, 2022
Short term debt
Working capital facilities	10,643	14,267
Current portion of long term debt
Current maturity of term loan	12,269	119,194
Current maturity of equipment loan	-	1,272
Total	22,912	134,733

Long term debt
Term loan, net of debt issuance costs	54,755	41,175
Total	54,755	41,175

Term Loan and working capital facilities

The Company has a number of working capital facilities in various countries in which it operates. These facilities provide for a combined borrowing capacity of approximately $35 million for a number of working capital products. These facilities bear interest at benchmark rate plus margins between 0.9% and 4.5% and are due on demand. These facilities are collateralized by various company assets and have a total outstanding balance of $10.6 million as of September 30, 2023.

Under the Senior debt arrangement, the Company has secured term loan of $165 million. Under the arrangement, the term loan bears a tiered interest rate which ranges between LIBOR plus 375 to 450 basis points, subject to certain financial ratios. The Company is required to meet these financial ratios on a quarterly basis. As of September 30, 2023, the Company was in compliance with all financial covenants. The Adjusted Leverage (total net debt / adjusted EBITDA) in respect of the most recently completed relevant period was less than 2.25, hence the applicable margin was set at 375 basis points.

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

On July 12, 2023, the final consideration was agreed at $69.8 million, of which $68.9 million was received in April 2023 and balance $0.9 million was received in July 2023.

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

Following table presents the changes in debt issuance cost during the nine months ended  September 30, 2023 and the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Opening balance	507	2,332
Less: Amortization of debt issuance cost*	(120)	(1,825)
Closing balance	387	507

*includes one-time amortisation of $1,260 during period ended December 31, 2022.

Equipment Loan

On November 2, 2020, the Company executed Master Equipment Finance Agreement to finance purchase of equipment for $4 million at the interest of 5.27% per annum with a maturity date 34 months after the date of first utilization of equipment loan. The same has been repaid as at September 30, 2023.

Non-recourse factoring

We have entered into factoring agreements with financial institutions to sell certain of our accounts receivable under non-recourse agreements. Under the arrangement, the Company sells the trade receivables on a non-recourse basis and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's consolidated balance sheet when the Company receives the cash proceeds. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as part of our financing for working capital. The balance of funds received from factored receivables under these agreements was $19.1 million and $18.09 million as of September 30, 2023 and December 31, 2022 respectively.

11. OTHER CURRENT LIABILITIES

	September 30, 2023	December 31, 2022
Provision for leave encashment	5,066	6,258
Payables to government authorities	4,737	5,923
Current tax liabilities, net	8,194	2,651
Other liabilities	3,070	2,783
	21,067	17,615

12. SHARE-BASED COMPENSATION

Share-based compensation

Our share-based compensation arrangements include grants of stock options, restricted stock units and deferred stock units under the Startek, Inc. 2008 Equity Incentive Plan and our Employee Stock Purchase Plan. The compensation expense that has been charged against income for the nine months ended September 30, 2023, was $1,138 as compared to $1,213 for the nine months ended September 30, 2022 and for the three months ended September 30, 2023 was $369 as compared to $380 for the three months ended September 30, 2022 is included in selling, general and administrative expenses. As of  September 30, 2023, there was $1,369 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.94 years.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following items:

	Foreign Currency Translation Adjustments	Defined Benefit Plan	Equity attributable to Startek shareholders	Non-controlling interests	Total
Balance on December 31, 2022	(11,781)	(4,277)	(16,058)	(4,601)	(20,659)
Continuing Operations
Foreign currency translation	(3,578)	-	(3,578)	-	(3,578)
Pension amortization*	-	124	124	-	124
Discontinued Operations
Foreign currency translation	(50)	-	(50)	-	(50)
Pension amortization	-	3,573	3,573	614	4,187
Redemption of NCI on disposal of CCC	-	-	-	3,987	3,987
Balance at September 30, 2023	(15,409)	(580)	(15,989)	-	(15,989)

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

a) Americas
b) India and Sri Lanka
c) Malaysia
d) Australia
e) South Africa
f) Rest of World

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Americas	47,860	39,444	137,894	126,811
India & Sri Lanka	22,365	27,888	67,770	82,112
Malaysia	11,262	11,357	32,541	34,068
Australia	7,680	9,845	24,939	28,952
South Africa	4,460	5,392	13,734	17,574
Rest of World	2	952	37	2,600
Total	93,629	94,878	276,915	292,117

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating income (loss)
Americas	129	(230)	4,927	(2,865)
India & Sri Lanka	(2,511)	1,281	(4,212)	5,925
Malaysia	2,903	3,173	7,956	7,778
Australia	(126)	1,214	1,190	3,290
South Africa	276	870	1,388	2,721
Rest of World	(867)	(754)	(2,640)	(2,026)
Segment operating income	(196)	5,554	8,609	14,823
Startek consolidation adjustments
Merger transaction cost	(304)	(1,411)	(304)	(2,603)
Intangible amortization	(2,580)	(2,603)	(7,722)	(7,745)
Goodwill impairment	(19,648)	-	(19,648)	-
Total operating income	(22,728)	1,540	(19,065)	4,475

A single client in the Americas segment accounted for 10% of the consolidated total net revenue during the three and nine months ended September 30, 2023 and 2022, respectively.

Property, plant and equipment, net by geography based on the location of the assets are presented below:

	As of	As of
	September 30, 2023	December 31, 2022
Property, plant and equipment, net
Americas	8,153	9,718
India & Sri Lanka	12,891	8,340
Malaysia	2,309	2,390
Australia	932	829
South Africa	1,559	1,508
Rest of World	88	160
Total	25,932	22,945

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Operating lease cost	3,759	4,760	12,540	14,988

Finance lease cost
Amortization of right-of-use assets	-	117	38	373
Interest on lease liabilities	-	3	-	67
Total finance lease cost	-	120	38	440

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	14,447	16,356
Operating cash flow from finance leases	-	67
Financing cash flows from finance leases	-	380

Right-of-use assets obtained in exchange for lease obligations
Operating leases	10,802	1,493
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2023	As of December 31, 2022
Operating leases
Operating lease right-of-use assets	27,478	36,450

Operating lease liabilities - Current	15,120	14,492
Operating lease liabilities - Non-current	20,111	26,651
Total operating lease liabilities	35,231	41,143

Finance Leases
Property and equipment, at cost	1,509	1,509
Accumulated depreciation	(1,509)	(1,471)
Property and equipment, at net	-	38

Weighted average remaining lease term	As of September 30, 2023	As of December 31, 2022
Operating leases (in years)	2.83 years	2.60 years
Finance leases (in years)	0.00 years	0.00 years

Weighted average discount rate
Operating leases	7%	6%
Finance leases	0%	0%

The following table reconciles the undiscounted cash flows for the Company’s finance and operating leases as of September 30, 2023, to the finance and operating lease liabilities recorded on the Company’s balance sheet:

Operating Leases
Year ending December 31,
Remainder of 2023	4,611
2024	16,374
2025	9,709
2026	4,202
2027	2,068
Thereafter	2,486
Total lease payments	39,450
Less: Imputed interest	(4,219)
Total present value to lease liabilities	35,231

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

Stock repurchase activity during the nine months ended September 30, 2023 was as follows:

Period Ended	Total number of shares purchased	Average price paid per share (1) ($)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet to be purchased under program ($)
April 30, 2023	-	-	-	20,000,000
May 31, 2023	13,894	3.02	13,894	19,957,988
June 30, 2023	38,085	2.94	38,085	19,845,980
July 30, 2023	14,011	2.87	14,011	19,805,835
August 31, 2023	-	-	-	19,805,835
September 30, 2023	-	-	-	19,805,835
Total	65,990		65,990

17. MERGER TRANSACTION

On October 10, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Stockholm Parent, LLC, a Delaware limited liability company (“Parent”), and Stockholm Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of CSP Alpha Holdings Parent Pte Ltd, a private company limited by shares incorporated under the laws of Singapore (“CSP Alpha”), and CSP Victory Limited, an entity governed by the laws of the Cayman Islands (“CSP Victory” and together with CSP Alpha, the “Sponsors”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares held by (i) the Company, Parent, Merger Sub, any of their respective subsidiaries, the Sponsors or any of their affiliates (other than, in each case, shares held on behalf of a third party) and (ii) shareholders of the Company who have properly exercised their dissenters’ rights under Delaware law) will be converted at the effective time of the Merger into the right to receive $4.30 in cash, without interest.

The board of directors of the Company (the “Board”) (acting on the unanimous recommendation of a special committee, comprised solely of independent and disinterested directors (the “Special Committee”)) unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable, fair to, and in the best interests of the Company and its stockholders (other than Parent, Merger Sub, the Sponsors and their respective affiliates (such stockholders, the “Unaffiliated Stockholders”)), (ii) approved, authorized, adopted and declared advisable the execution, delivery and performance of the Merger Agreement by the Company and the consummation of the transactions contemplated thereby, including the Merger, by the Company, (iii) directed that the Merger Agreement and the transactions contemplated thereby, including the Merger, be submitted to the stockholders of the Company for adoption and approval, and (iv) resolved to recommend that the stockholders of the Company approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger.

On October 10, 2023, following the execution of the Merger Agreement, the Sponsors, which on such date collectively beneficially owned more than a majority of the issued and outstanding shares of Common Stock and more than a majority of voting power of capital stock of the Company, delivered a written consent approving and adopting in all respects the Merger Agreement and the transactions contemplated thereby, including the Merger (the “Sponsor Written Consent”), which Sponsor Written Consent is irrevocable and will become effective at 6:00 P.M. New York City time on November 9, 2023 (as such effective time may be extended in accordance with the Merger Agreement).

The transaction is currently expected to close before the end of 2023. Completion of the transaction is subject to customary closing conditions. Upon completion of the transaction, the Company will become a private company and the shares of Common Stock will no longer be publicly listed or traded on the New York Stock Exchange. For further information on merger transaction, refer to the Current Report on form 8-K filed by the Company on October 10, 2023 and the Preliminary Information Statement on Schedule 14C filed by the Company on November 3, 2023.

18. SUBSEQUENT EVENTS

None other than disclosed in Note 17- "Merger Transaction".

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

BUSINESS DESCRIPTION AND OVERVIEW

Startek is a leading global provider of technology-enabled business process management solutions. The Company provides Omni-channel CX, digital transformation, and technology services to some of the world’s leading brands. Startek is committed to impacting clients’ business outcomes by focusing on enhancing CX and digital enablement across all touch points and channels. Startek has more than 35,000 employees delivering services in 11 countries. The Company services over 145 clients across a range of industries such as Banking and Financial Services, insurance, technology, telecom, healthcare, travel and hospitality, consumer goods, retail, media & cable, E-commerce and energy and utilities.

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

SIGNIFICANT DEVELOPMENTS

On October 10, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Stockholm Parent, LLC, a Delaware limited liability company (“Parent”), and Stockholm Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of CSP Alpha Holdings Parent Pte Ltd, a private company limited by shares incorporated under the laws of Singapore (“CSP Alpha”), and CSP Victory Limited, an entity governed by the laws of the Cayman Islands (“CSP Victory” and together with CSP Alpha, the “Sponsors”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. As a result of the Merger, each share of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares held by (i) the Company, Parent, Merger Sub, any of their respective subsidiaries, the Sponsors or any of their affiliates (other than, in each case, shares held on behalf of a third party) and (ii) shareholders of the Company who have properly exercised their dissenters’ rights under Delaware law) will be converted at the effective time of the Merger into the right to receive $4.30 in cash, without interest.

The board of directors of the Company (the “Board”) (acting on the unanimous recommendation of a special committee, comprised solely of independent and disinterested directors (the “Special Committee”)) unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable, fair to, and in the best interests of the Company and its stockholders (other than Parent, Merger Sub, the Sponsors and their respective affiliates (such stockholders, the “Unaffiliated Stockholders”)), (ii) approved, authorized, adopted and declared advisable the execution, delivery and performance of the Merger Agreement by the Company and the consummation of the transactions contemplated thereby, including the Merger, by the Company, (iii) directed that the Merger Agreement and the transactions contemplated thereby, including the Merger, be submitted to the stockholders of the Company for adoption and approval, and (iv) resolved to recommend that the stockholders of the Company approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger.

On October 10, 2023, following the execution of the Merger Agreement, the Sponsors, which on such date collectively beneficially owned more than a majority of the issued and outstanding shares of Common Stock and more than a majority of voting power of capital stock of the Company, delivered a written consent approving and adopting in all respects the Merger Agreement and the transactions contemplated thereby, including the Merger (the “Sponsor Written Consent”), which Sponsor Written Consent is irrevocable and will become effective at 6:00 P.M. New York City time on November 9, 2023 (as such effective time may be extended in accordance with the Merger Agreement).

The transaction is currently expected to close before the end of 2023. Completion of the transaction is subject to customary closing conditions. Upon completion of the transaction, the Company will become a private company and the shares of Common Stock will no longer be publicly listed or traded on the New York Stock Exchange. For further information on merger transaction, refer to the Current Report on form 8-K filed by the Company on October 10, 2023 and the Preliminary Information Statement on Schedule 14C filed by the Company on November 3, 2023.

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

RESULTS OF OPERATIONS — three months ended September 30, 2023 AND 2022

Revenue

Our revenues for the three months ended September 30, 2023 decreased by 1.3% to $93,629 as compared to $94,878 for the three months ended September 30, 2022.

The breakdown of our net revenues from various segments for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
	2023	2022
Americas	47,860	39,444
India & Sri Lanka	22,365	27,888
Malaysia	11,262	11,357
Australia	7,680	9,845
South Africa	4,460	5,392
Rest of World	2	952
Total	93,629	94,878

The increase in revenue in the Americas region was led by the ramp with the new cable and utility clients and continued momentum with existing clients.

Revenue decrease in India and Sri Lanka region was primarily led by volume declines with a food delivery client and rate negotiations with a business service client. This decline was partially offset by an increase in other e-commerce and financial services clients where we continue to gain wallet share and ramp with recently added international clients.

Revenue in Australia declined due to lower volumes with a financial services clients where underlying volumes have declined given the prevailing interest rates.

South Africa revenue declined due to lower volumes with a domestic telecom major.

Revenue in rest of world decreased due to movement of revenues from Peru to Argentina as there are continuing restrictions on making international payments from Argentina.

The breakdown of our net revenues from various industry verticals for three months ended September 30, 2023 and 2022 is as follows:

	For Three Months Ended September 30, 2023	For Three Months Ended September 30, 2022	For Three Months Ended September 30, 2023	For Three Months Ended September 30, 2022

Verticals:
Telecom	24,134	25,309	26%	27%
E-commerce & Consumer	15,524	20,276	17%	21%
Financial & Business Services	11,040	13,372	12%	14%
Media & Cable	15,439	10,748	16%	11%
Travel & Hospitality	13,023	13,103	14%	14%
Healthcare & Education	6,790	6,977	7%	7%
Technology, IT & Related Services	3,337	2,615	4%	3%
Other verticals	4,342	2,478	5%	3%
Net revenue	93,629	94,878

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

The increase in revenue from the Media vertical was led by the ramp with the new client won in the fourth quarter of 2022 while we continue to maintain momentum with our other cable and media clients.

While the travel sector witnessed improvement in volumes and new wins, the year-on-year marginal decline was driven by temporary decline in volumes with a client in Australia.

The marginal decline in revenue in Healthcare & Education is primarily due to shift of volumes to near shore delivery geographies.

Others include contracts with energy and utility, public sector enterprises and government entities. The increase in revenue was driven by the new contract with the utility client that has steadily ramped up in the current period.

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue increased to 86.7% for the three months ended September 30, 2023 compared to 84.6% for the three months ended September 30, 2022. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 72.6%, 4.6%, and 7.3% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Three Months Ended September 30,
	2023	2022
Employee benefit expenses	58,892	58,150
Rent expense	3,715	4,576
Depreciation and amortization	5,906	5,319
Other	12,628	12,266
Total	81,141	80,311

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues increased to 62.9% for the current period as compared to 61.3% for the previous period. This increase was led by increase in delivery from the Americas region.

Rent expense: Rent expense as a percentage of revenue decreased to 4.0% for the current period as compared to 4.8% for the previous period. The decrease is driven by rationalization of excess capacity available at a few of our brick – and - mortar sites.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period marginally increased at 6.3% as compared to 5.6% for the previous period. The increase was due to a lower revenue base in the current period relative to the previous period.

Other expenses include recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased at 13.5% compared to 12.9% during the previous period. The current period witnessed an increase in outsourcing, recruitment and repairs costs that was partly offset by lower communication expenses due to the rationalization of sites in the past few quarters.

As a result, gross profit as a percentage of revenue for the current period decreased to 13.3% as compared to 15.4% for the previous period.

	Three Months Ended September 30,
	2023	2022
Revenue	93,629	94,878
Cost of services	81,141	80,311
Gross profit	12,488	14,567
Gross margin	13.3%	15.4%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 13.7% in the previous period to 11.0% in the current period. The decrease in SG&A expenses is due to one-time take private transaction related cost of $1,411 included in the previous period as compared to proposed merger related transaction cost of $304 in the current period.

Impairment (losses)/ reversals and restructuring/exit cost, net

Impairment losses and restructuring costs, net totaled $24,894 for the current period as compared to $37 for the previous period. The expense for the current period is primarily relating to: (i) goodwill impairment of $19,648, in Americas, India, Malaysia, and Australia geographies due to decline in forecasted business outlook and (ii) impairment of right of use assets of $4,833 related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and mortar infrastructure with a view to rationalizing excess capacity. (iii) $413 towards the restructuring exercise underway in a few geographies. The restructuring cost incurred in previous period was $37.

Interest expense and other income (expense), net

Interest expense and other income (expense), net totaled $1,998 for the current period as compared to $1,999 for the previous period.

Income tax expense

Income tax expense for the current period was $(437) compared to $913 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

Income from Discontinued Operations

Discontinued operations include the results of operations for the CCC and Argentina business that are reported separately as discontinued operations in the Consolidated Statement of Income (loss).

RESULTS OF OPERATIONS — nine months ended September 30, 2023 AND 2022

Revenue

Our revenues for the nine months ended September 30, 2023 decreased by 5.2% to $276,915 as compared to $292,117 for the nine months ended September 30, 2022.

The breakdown of our net revenues from various segments for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
Americas	137,894	126,811
India & Sri Lanka	67,770	82,112
Malaysia	32,541	34,068
Australia	24,939	28,952
South Africa	13,734	17,574
Rest of World	37	2,600
Total	276,915	292,117

The increase in revenue in the Americas region was driven by ramps with new clients won in the past few quarters and also from continuous momentum with key existing clients. The growth was partially offset by the churn of a cable and media client in September 2022.

Revenue decrease in India and Sri Lanka region was primarily led by volume declines with a food delivery client and rate negotiations with a business service client. This decline was partially offset by an increase in other e-commerce and financial services clients where we continue to gain wallet share. In the current period, the Company added new international business to be delivered from India which are in the ramp stage.

Revenue in Malaysia and Australia saw a marginal decline due to temporary lower volumes with some clients.

South Africa revenue declined due to lower volumes with a domestic telecom major.

Revenue in rest of world decreased due to movement of revenues from Peru to Argentina as there are continuing restrictions on making international payments from Argentina.

The breakdown of our net revenues from various industry verticals for nine months ended September 30, 2023 and 2022 is as follows:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Verticals:
Telecom	71,506	74,298	26%	25%
E-commerce & Consumer	48,061	59,015	17%	20%
Financial & Business Services	36,347	39,593	13%	14%
Media & Cable	44,942	40,503	16%	14%
Travel & Hospitality	36,569	37,659	13%	13%
Healthcare & Education	18,277	22,108	7%	8%
Technology, IT & Related Services	9,447	9,539	3%	3%
Other verticals	11,766	9,402	4%	3%
Revenue	276,915	292,117

Telecom vertical reported marginal declines in revenue in the current period compared to the prior period. This was led by lower volumes with a South African telecom major. We continue to see increased momentum with our other large telecom clients based in the United States.

E-commerce vertical reported lower year-on-year revenue due to lower volumes with a food delivery client in India. We continue to maintain momentum with other clients in this vertical.

The Financial & Business services vertical continues to perform steadily as we strengthen our partnership with key clients in these verticals. The decline in the current period was due to rate negotiations with a business service client.

The increase in revenue from the Media vertical was led by the ramp with the new client won in the fourth quarter of 2022. Ramp with this client offset by the high base of the previous period that had revenue from the cable client that churned in June 2022.

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

Cost of services and gross profit

Overall, the cost of services as a percentage of revenue decreased to 86.6% for the nine months ended September 30, 2023 compared to 86.7% for the nine months ended September 30, 2022. Employee expenses, rent costs, and depreciation and amortization are the most significant costs for the Company, representing 72.4%, 5.3%, and 6.8% of the total cost of services, respectively. The breakdown of the cost of services is listed in the table below:

	Nine Months Ended September 30,
	2023	2022
Employee Benefit Expenses	173,568	185,029
Rent expense	12,680	14,109
Depreciation and amortization	16,387	16,738
Other	37,147	37,305
Total	239,782	253,182

Employee expenses: Our business heavily relies on our employees to provide professional services to our clients. Thus, our most significant costs are payments made to agents, supervisors, and trainers who are directly involved in delivering services to the clients.

Employee expenses as a percentage of revenues decreased to 62.7% for the current period as compared to 63.3% for the previous period. This decrease was primarily driven by a change in geography mix with higher revenues accruing from offshore and near shore delivery that have higher margins.

Rent expense: Rent expense as a percentage of revenue decreased marginally to 4.6% for the current period as compared to 4.8% for the previous period. The decrease is driven by rationalization of excess capacity available at a few of our brick-and-mortar sites.

Depreciation and amortization: Depreciation and amortization expense as a percentage of revenue for the current period marginally increased at 5.9% as compared to 5.7% for the previous period. The increase was due to a lower revenue base in the current period relative to the previous period.

Other expenses include recruitment, technology, utility, travel and outsourcing costs. As a percentage of revenue, these costs increased to 13.4% from 12.8%. The increase in percentage terms was driven by lower revenue base in the current period. In absolute terms, the costs in the current period declined relative to the previous period led by an increase in repairs and recruitment charges which was partly offset by reduction in communication expenses due to the rationalization of brick-and-mortar capacity in the past few quarters.

As a result, gross profit as a percentage of revenue for the current period increased to 13.4% as compared to 13.3% for the previous period.

	Nine Months Ended September 30,
	2023	2022
Revenue	276,915	292,117
Cost of services	239,782	253,182
Gross profit	37,133	38,935
Gross margin	13.4%	13.3%

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) as a percentage of revenue decreased from 11.8% in the previous period to 11.3% in the current period. The SG&A expenses included take private transaction related cost of $2,603 in the previous period and proposed merger related transaction cost of $304 in the current period.

Impairment (losses)/ reversals and restructuring/exit cost, net

Impairment losses and restructuring costs, net totaled $24,769 for the current period as compared to $110 for the previous period. The expense for the current period is primarily relating to: (i) goodwill impairment of $19,648, in Americas, India, Malaysia, and Australia geographies due to decline in forecasted business outlook and (ii) impairment of right of use assets of $4,391 related to operating leases in a few geographies. Given the increasing adoption of the work from home delivery model, we are continuously evaluating our brick-and mortar infrastructure with a view to rationalizing excess capacity. (iii) restructuring cost during the current period, includes $730 towards the restructuring exercise underway in few geographies. The expense for the previous year is majorly related to the restructuring cost of $110.

Interest expense and other income (expense), net

Interest expense and other income (expense), net totaled $5,657 for the current period as compared to $5,044 for the previous period. The increase in interest expense was due to an increase in global rates and yields.

Income tax expense

Income tax expense for the current period was $573 compared to $2,854 for the previous period. The movement in the effective tax rate was primarily due to shifts in earnings among the various jurisdictions in which we operate coupled with utilization of net operating losses for entities having taxable profit and valuation allowance as per the requirement of ASC 740. Additionally, the movement of funds between various geographies primarily to service our debt facilities also attracts withholding taxes.

Income from Discontinued Operations

Discontinued operations include the results of operations for the Argentina business that are reported separately as discontinued operations in the Consolidated Statement of Income (loss).

Results of Operations of Argentina – September 30, 2023, and September 30, 2022

Our revenue for the period September 30, 2023, was lower at $19,027 compared to $24,295 for the period September 30, 2022. The reduction in revenue was largely driven by significant depreciation of Argentine Peso relative to US Dollar.

Overall, the cost of services as a percentage of revenue decreased to 93% for the period September 30, 2023, compared to 98% for the period September 30, 2022. The decrease in costs is primarily attributable to the decrease in employee costs as per the collective bargaining agreement. This has resulted in a negative margin for the current period.

Selling, general and administrative expenses (SG&A) as a percentage of revenue slightly increase to 7.5%, compared to 6.2% for the period September 30, 2022.

Impairment losses and restructuring costs, net totaled $3,570 for the current period as compared to $3,010 for the previous period. It is primarily relating to severance payments made to employees and costs associated with the leases that has been surrendered in Argentina according to the restructuring plan.

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

The Term loan is subject to certain covenants, whereby the Company is required to meet certain financial ratios and obligations on a quarterly basis. As of September 30, 2023, the Company was in compliance with all financial covenants. During this year, the Company has taken steps to significantly reduce our leverage. So far during this year, the Company made a repayment of around 60% of debt outstanding at the beginning of the year from the proceeds of multiple divestments. With this repayment, the Company significantly improved leverage ratios and strengthen liquidity situation.

Cash and cash equivalents and restricted cash

As of September 30, 2023, cash, cash equivalents, and restricted cash held by the Company and all its foreign subsidiaries decreased by $31,563 to $40,840 compared to $72,403 as of December 31, 2022. The cash balance at December 31, 2022 included the cash proceeds from the redemption of stake in CSS Corp that was utilized towards prepayment of debt in January 2023. The restricted cash balance as of September 30, 2023 stood at $4,122 as compared to $49,946 as of December 31, 2022. The restricted cash pertains to the debt service reserve account (DSRA) that Company have to maintain according to the Senior Term Agreement and for certain term deposits that need to be maintained in accordance with some of our lease and client agreements. During the period, the Company made a prepayment of $96,340 towards the term loan and revolving credit facility from the proceeds of divestment of stake in CSS Corp and the Saudi joint venture, CCC.

Cash flows from operating activities

For the nine months ended September 30, 2023 and 2022 we reported net cash provided by / used in operating activities of $12,917 and $10,804, respectively. The increase is majorly due to increase in the working capital in the current period relative to the previous period.

Cash flows used in investing activities

For the nine months ended September 30, 2023 and 2022, we reported net cash used in investing activities of $25,105 and $(9,645) respectively. The increase is majorly due to net proceeds received on account of disposal of CCC. Capital expenditure during the current period was at $10,667 compared to $9,645 during the previous period.

Cash flows from financing activities

For the nine months ended September 30, 2023 and 2022 we reported net cash used in and provided by financing activities of $(98,386) and $(2,497), respectively. During the nine months ended September 30, 2023 our net borrowings decreased mainly due to repayment of senior term debt during the period.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible net assets purchased. Goodwill is tested for impairment at least on an annual basis on December 31, or as circumstances warrant based on several factors, including operating results, business plans and future cash flows. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. Based on our assessment of events or circumstances, we perform a quantitative assessment of goodwill impairment if it is determined that it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. As of September 30, 2023, based on the quantitative assessment, we concluded that there is an impairment of goodwill and impairment charge of $1,709, $6,177, $7,617 and $4,145 in Americas, India, Malaysia, and Australia reporting units respectively was recognised due to reduction in future growth. As of December 31, 2022, based on the quantitative assessment, goodwill was partly impaired. Our annual impairment testing resulted in impairment charge of $4,187 and $3,865 in Americas and Malaysia reporting units, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As Startek has qualified for Smaller Reporting Company status, this disclosure is not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 except below:

a.  The risk titled as "Adverse changes to our relationships with the companies with whom we have an alliance or joint venture or in the business of the companies with whom we have an alliance or joint venture  could adversely affect our results of operations." is no longer applicable to the Company due to disposal of the Company's interest in joint venture (CCC), in Saudi Arabia.

b. The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.

The Merger is subject to certain customary closing conditions, including: (i) the absence of any law, order, injunction, judgment or ruling order preventing the consummation of the Merger, (ii) subject to materiality qualifiers, the accuracy of each party’s representations and warranties, (iii) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement, (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (v) twenty calendar days having elapsed since the mailing to the Company’s stockholders of a definitive information statement with respect to the adoption of the Merger Agreement by the Sponsors pursuant to the Sponsor Written Consent. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

●

the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Common Stock;

●	the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and

●	the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

c. Failure to complete the Merger could adversely affect our stock price and business, results of operations or financial condition.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, our business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes and which may relate to activities that we would not have undertaken other than in connection with the Merger; (ii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies; (iii) we may lose key employees during the period in which we are pursuing the Merger, which may adversely affect us in the future if we are not able to hire, incentivize or retain qualified personnel to replace departing employees; (iv) we may be required to pay a cash termination fee to Parent of $1.85 million, as required under the Merger Agreement under certain circumstances; and (v) the proposed Merger, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. If the Merger is not completed, these risks could materially affect our business, results of operations or financial condition and stock price, including to the extent that the current market price of our Common Stock is positively affected by a market assumption that the Merger will be completed.

d. While the Merger is pending, we are subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition.

In connection with the pending Merger, some of our customers, vendors or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, we may be unable (without Parent’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial or if such actions would have otherwise been advantageous to us. Those contractual restrictions may cause us to forego certain opportunities we might otherwise pursue and we may not be able to respond effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

Litigation against us, Parent, the Sponsors, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger. [As of the date hereof, no complaints have been filed relating to the Merger], but it is possible that complaints may be filed by our stockholders challenging the Merger. The outcome of any such complaints and any litigation ensuing from such complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect our operations.

e. If the Merger is not consummated by March 8, 2024, either we or Parent may terminate the Merger Agreement, subject to certain exceptions.

Pursuant to the terms of the Merger Agreement, either we or Parent may terminate the Merger Agreement if the Merger has not been consummated by March 8, 2024. However, this termination right will not be available to a party to the Merger Agreement whose breach of or failure to comply with its representations, warranties, covenants or obligations under the Merger Agreement has been the primary cause of, or has primarily resulted in, the failure to consummate the Merger on or before such date. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by March 8, 2024 or for any other reason provided under the Merger Agreement, we will have incurred significant costs and will have diverted significant management and employee focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of the Board to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement) or in the case of an Intervening Event (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

f. In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $1.85 million, including if Parent terminates the Merger Agreement after the Board changes its recommendation to the stockholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal or due an Intervening Event. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our Common Stock.

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

During the nine months ended September 30, 2023, we repurchased an aggregate of 65,990 shares of our common stock under our repurchase plan at an average cost of $2.94 per share.

On April 24, 2023, the Board of Director's approved to replace the Original Repurchase Plan with a new plan pursuant to which the Company will be authorized to repurchase up to $20 millions of the Corporation’s common stock from time to time (the “New Repurchase Program”) in accordance with the requirements of the Securities and Exchange Commission, including but not limited to Rule 10b-18.

Additional information regarding the Company’s repurchases of common stock during the nine months ended September 30, 2023 is set forth in Note 16 to the accompanying consolidated financial statements which is incorporated by reference into this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans: During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K)."

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
101*

The following materials are formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023  and 2022 (Unaudited), (ii) Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited) and (iv) Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STARTEK, INC.

By:	/s/ Bharat Rao	Date: November 9, 2023
Bharat Rao
Chief Executive Officer

By:	/s/ Neeraj Jain	Date: November 9, 2023
Neeraj Jain
Chief Financial Officer